Form 10-Q
period 2015-09-30
ASSURANT INC
filed 2015-11-03
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at October 29, 2015 was 65,839,094.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $9,426,612 in 2015 and $10,048,100 in 2014)	$10,313,929	$11,263,174
Equity securities available for sale, at fair value (cost - $466,294 in 2015 and $434,875 in 2014)	522,903	499,407
Commercial mortgage loans on real estate, at amortized cost	1,233,230	1,272,616
Policy loans	44,742	48,272
Short-term investments	747,965	345,246
Collateral held/pledged under securities agreements	51,034	95,985
Other investments	585,799	606,752
Total investments	13,499,602	14,131,452
Cash and cash equivalents	1,543,936	1,318,656
Premiums and accounts receivable, net	1,274,333	1,445,630
Reinsurance recoverables	7,279,955	7,254,585
Accrued investment income	136,960	138,868
Deferred acquisition costs	3,126,301	2,957,740
Property and equipment, at cost less accumulated depreciation	286,751	277,645
Tax receivable	29,335	15,132
Goodwill	841,183	841,239
Value of business acquired	43,935	45,462
Other intangible assets, net	300,781	381,960
Other assets	468,669	847,860
Assets held in separate accounts	1,754,350	1,906,237
Total assets	$30,586,091	$31,562,466
Liabilities
Future policy benefits and expenses	$9,465,642	$9,483,672
Unearned premiums	6,449,260	6,529,675
Claims and benefits payable	4,080,309	3,698,606
Commissions payable	435,772	487,322
Reinsurance balances payable	121,386	157,089
Funds held under reinsurance	93,745	75,161
Deferred gain on disposal of businesses	91,074	100,817
Obligation under securities agreements	51,034	95,986
Accounts payable and other liabilities	2,188,615	2,675,515
Debt	1,171,305	1,171,079
Liabilities related to separate accounts	1,754,350	1,906,237
Total liabilities	25,902,492	26,381,159
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 66,746,690 and 69,299,559 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1,497	1,490
Additional paid-in capital	3,138,801	3,131,274
Retained earnings	4,824,192	4,809,287
Accumulated other comprehensive income	246,038	555,767
Treasury stock, at cost; 82,598,071 and 79,338,142 shares at September 30, 2015 and December 31, 2014, respectively	(3,526,929)	(3,316,511)
Total stockholders’ equity	4,683,599	5,181,307
Total liabilities and stockholders’ equity	$30,586,091	$31,562,466

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$2,058,421	$2,257,809	$6,356,241	$6,490,005
Net investment income	148,766	162,009	468,825	497,575
Net realized gains on investments, excluding other-than- temporary impairment losses	6,910	17,744	25,434	43,612
Total other-than-temporary impairment losses	(1,696)	—	(4,904)	(69)
Portion of net loss recognized in other comprehensive income, before taxes	989	—	1,627	39
Net other-than-temporary impairment losses recognized in earnings	(707)	—	(3,277)	(30)
Amortization of deferred gain on disposal of businesses	3,243	3,645	9,743	10,949
Fees and other income	317,523	261,281	920,694	716,850
Total revenues	2,534,156	2,702,488	7,777,660	7,758,961
Benefits, losses and expenses
Policyholder benefits	1,254,205	1,123,693	3,732,646	3,281,338
Amortization of deferred acquisition costs and value of business acquired	341,439	386,709	1,064,325	1,098,080
Underwriting, general and administrative expenses	956,984	953,559	2,848,387	2,681,135
Interest expense	13,779	13,776	41,335	44,617
Total benefits, losses and expenses	2,566,407	2,477,737	7,686,693	7,105,170
(Loss) income before (benefit) provision for income taxes	(32,251)	224,751	90,967	653,791
(Benefit) provision for income taxes	(25,229)	84,454	15,156	232,639
Net (loss) income	$(7,022)	$140,297	$75,811	$421,152
Earnings Per Share
Basic	$(0.10)	$1.94	$1.10	$5.80
Diluted	$(0.10)	$1.92	$1.09	$5.74
Dividends per share	$0.30	$0.27	$0.87	$0.79
Share Data
Weighted average shares outstanding used in basic per share calculations	67,632,920	72,182,547	68,646,043	72,561,191
Plus: Dilutive securities	—	864,157	695,843	866,171
Weighted average shares used in diluted per share calculations	67,632,920	73,046,704	69,341,886	73,427,362
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net (loss) income	$(7,022)	$140,297	$75,811	$421,152
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $15,262, $27,439, $103,490 and $(129,418), respectively	(34,719)	(51,617)	(200,324)	259,350
Change in other-than-temporary impairment gains, net of taxes of $1,031, $48, $1,663 and $(1,236), respectively	(1,914)	(89)	(3,089)	2,295
Change in foreign currency translation, net of taxes of $2,543, $(10,957), $4,486 and $1,396, respectively	(68,499)	(54,264)	(114,299)	(34,434)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(1,481), $(885), $(4,299) and $(3,073), respectively	2,751	1,644	7,983	5,705
Total other comprehensive (loss) income	(102,381)	(104,326)	(309,729)	232,916
Total comprehensive (loss) income	$(109,403)	$35,971	$(233,918)	$654,068
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2014 through September 30, 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2014	$1,490	$3,131,274	$4,809,287	$555,767	$(3,316,511)	$5,181,307
Stock plan exercises	7	(15,834)	—	—	—	(15,827)
Stock plan compensation expense	—	24,162	—	—	—	24,162
Change in tax benefit from share-based payment arrangements	—	(801)	—	—	—	(801)
Dividends	—	—	(60,906)	—	—	(60,906)
Acquisition of common stock	—	—	—	—	(210,418)	(210,418)
Net income	—	—	75,811	—	—	75,811
Other comprehensive loss	—	—	—	(309,729)	—	(309,729)
Balance, September 30, 2015	$1,497	$3,138,801	$4,824,192	$246,038	$(3,526,929)	$4,683,599

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$529,474	$514,664
Investing activities
Sales of:
Fixed maturity securities available for sale	1,867,603	1,288,291
Equity securities available for sale	101,566	83,488
Other invested assets	45,902	60,598
Property and equipment and other	3,394	173
Subsidiary, net of cash transferred (3)	65,002	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	533,834	585,263
Commercial mortgage loans on real estate	163,310	119,085
Purchases of:
Fixed maturity securities available for sale	(1,924,070)	(1,877,572)
Equity securities available for sale	(133,662)	(122,071)
Commercial mortgage loans on real estate	(136,248)	(88,531)
Other invested assets	(25,772)	(28,402)
Property and equipment and other	(89,433)	(58,879)
Subsidiary, net of cash transferred (4)	(16,844)	(88,155)
Equity interest (1)	—	(20,950)
Change in short-term investments	(432,406)	2,326
Change in policy loans	3,246	2,576
Change in collateral held/pledged under securities agreements	44,952	(768)
Net cash provided by (used in) investing activities	70,374	(143,528)
Financing activities
Repayment of debt	—	(467,330)
Change in tax benefit from share-based payment arrangements	(801)	14,387
Acquisition of common stock	(218,673)	(115,866)
Dividends paid	(60,906)	(58,382)
Payment of contingent obligations (2)	—	(31,871)
Change in obligation under securities agreements	(44,952)	768
Net cash used in financing activities	(325,332)	(658,294)
Effect of exchange rate changes on cash and cash equivalents	(35,459)	(18,760)
Cash included in business classified as held for sale	(13,777)	—
Change in cash and cash equivalents	225,280	(305,918)
Cash and cash equivalents at beginning of period	1,318,656	1,717,184
Cash and cash equivalents at end of period	$1,543,936	$1,411,266

(1)	Relates to the purchase of equity interest in Iké Asistencia.

(2)	Relates to the delayed and contingent liability payments established at the time of acquisition of Lifestyle Services Group.

(3)	Relates to the sale of American Reliable Insurance Company to Global Indemnity Group, Inc., in January 2015.

(4)	Relates to the acquisition of Coast to Coast Companies and Rent Collect Global in 2015 and StreetLinks LLC in 2014.
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries provide specialty protection products and related services in North America, Latin America, Europe and other select worldwide markets.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection products and services; extended service products and related services for consumer electronics, appliances and vehicles; pre-funded funeral insurance; lender-placed homeowners insurance; property preservation and valuation services; flood insurance; renters insurance and related products; debt protection administration; credit insurance; manufactured housing homeowners insurance; group dental insurance; group disability insurance; and group life insurance.
As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and has signed a definitive agreement to sell its Assurant Employee Benefits segment. See Note 4 and Note 5, respectively, for more information.
2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The interim financial data as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
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
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Three and Nine Months Ended September 30, 2015 and 2014
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
In May 2014, the FASB issued amended guidance on revenue recognition. The amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. In August 2015, the FASB issued guidance to defer the effective date of the revenue recognition guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Therefore, the Company is required to adopt the guidance on January 1, 2018. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.
4. Reorganization
On June 7, 2015, the Company concluded its comprehensive review of strategic alternatives for the Assurant Health business segment and decided to sharpen its focus on housing and lifestyle specialty protection products and services. The Company has begun a process to wind down its major medical operations and expects to substantially complete its exit from the health insurance market by the end of 2016. As part of this process, Assurant reinsured its supplemental and small-group self-funded lines of business and sold certain legal entities to National General Holdings Corp. ("National General"), effective October 1, 2015.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table presents information regarding exit-related charges:

	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	14,435	22,307	4,996	41,738
Non-cash adjustment	—	(21,247)	(2,947)	(24,194)
Cash payments	—	—	—	—
Balance at June 30, 2015	$14,435	$1,060	$2,049	$17,544
Charges	20,927	13	5,795	26,735
Cash payments	(10,728)	(168)	(4,338)	(15,234)
Balance at September 30, 2015	$24,634	$905	$3,506	$29,045

Amount expected to be incurred	$84,755	$27,487	$11,079	$123,321

Premium deficiency reserves				$169,101
Total amount expected to be incurred				$292,422
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
The premium deficiency reserve liability increased $46,613 from $122,488 at June 30, 2015 to $169,101 at September 30, 2015. The $46,613 is included in policyholder benefits on the Consolidated Statements of Operations as adverse claims development and expenses during the three months ended September 30, 2015 and additional losses expected to be incurred during the exit process exceeded the expected amounts in the original premium deficiency reserve liability established at June 30, 2015.
Future cash payments, for these exit-related charges, are expected to be substantially complete by 2016.
5. Dispositions
On October 7, 2015, the Company sold certain assets related to the Assurant Specialty Property’s automobile title administration services business for cash consideration of $19,600. The amount of assets classified as held for sale at September 30, 2015 is deemed to be immaterial and the anticipated gain on sale will be recognized in the fourth quarter.
On October 1, 2015, the Company completed the sale of Assurant Health’s supplemental and small-group self-funded lines of business and certain assets to National General, for cash consideration of $14,000, consisting primarily of a ceding commission. The sale was structured in two parts: coinsurance agreements, with related trust accounts, for the insurance business; and a stock sale for certain non-insurance legal entities. The assets and liabilities related to the coinsurance agreements do not qualify as held for sale. The amount of the non-insurance assets and liabilities classified as held for sale at September 30, 2015 is deemed to be immaterial and there is no resulting loss on the transaction. The Company recognized a tax benefit related to the sale of these legal entities. See Note 16 for more information on the tax benefit.
On September 9, 2015, the Company entered into a Master Transaction Agreement with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc., to sell its Assurant Employee Benefits segment for cash consideration of approximately $940,000 consisting primarily of a ceding commission. The sale structure includes the following: coinsurance agreements, with related trust accounts, for the insurance business; stock sale for certain legal entities; administrative agreement

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

for certain non-insurance contracts; and asset sale of certain software and fixed assets. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first quarter of 2016. The assets and liabilities related to the coinsurance agreements do not qualify as held for sale. The sale of the legal entities and other non-insurance assets and liabilities meets the criteria for held for sale accounting as of September 30, 2015.
As of September 30, 2015, the divested legal entities and other non-insurance assets and liabilities had assets of $88,128 (primarily consisting of $43,519 of investments and cash and cash equivalents, $17,984 of premiums and accounts receivable, $16,560 of property and equipment, and $8,826 of other intangible assets) and liabilities of $24,104 (primarily consisting of $22,738 of accounts payable and other liabilities). These assets and liabilities are classified as held for sale and are included in other assets and accounts payable and other liabilities in the Company’s Consolidated Balance Sheets, respectively.
In January 2015, the Company completed the sale of its general agency business and primary insurance carrier, American Reliable Insurance Company (“ARIC”), to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for $117,860 in net cash consideration. The business was part of the Assurant Specialty Property segment and offers specialty personal lines and agricultural insurance through general and independent agents. The sale price was based on the GAAP book value of the business from June 30, 2014 adjusted as of January 1, 2015. In accordance with held for sale accounting, the Company recorded a loss of $21,526 for the period ended December 31, 2014. Upon final settlement, the Company recorded gains (losses) of $5,284 and $(4,164) for the three months ended March 31, 2015 and June 30, 2015, respectively. The $1,120 net gain recorded on the sale is classified in underwriting, general and administrative expenses on the Consolidated Statements of Operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

6. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$163,261	$5,220	$(23)	$168,458	$—
States, municipalities and political subdivisions	686,419	54,308	(113)	740,614	—
Foreign governments	526,037	63,984	(1,313)	588,708	—
Asset-backed	3,600	1,432	(164)	4,868	1,341
Commercial mortgage-backed	27,067	682	(1)	27,748	—
Residential mortgage-backed	983,316	58,630	(1,866)	1,040,080	15,894
Corporate	7,036,912	771,885	(65,344)	7,743,453	18,927
Total fixed maturity securities	$9,426,612	$956,141	$(68,824)	$10,313,929	$36,162
Equity securities:
Common stocks	$24,882	$15,418	$(3)	$40,297	$—
Non-redeemable preferred stocks	441,412	44,276	(3,082)	482,606	—
Total equity securities	$466,294	$59,694	$(3,085)	$522,903	$—

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$172,070	$5,201	$(429)	$176,842	$—
States, municipalities and political subdivisions	703,167	67,027	(353)	769,841	—
Foreign governments	591,981	74,339	(1,457)	664,863	—
Asset-backed	3,917	1,680	(78)	5,519	1,570
Commercial mortgage-backed	44,907	1,109	—	46,016	—
Residential mortgage-backed	911,004	58,876	(1,154)	968,726	17,732
Corporate	7,621,054	1,026,927	(16,614)	8,631,367	21,612
Total fixed maturity securities	$10,048,100	$1,235,159	$(20,085)	$11,263,174	$40,914
Equity securities:
Common stocks	$22,300	$15,651	$(1)	$37,950	$—
Non-redeemable preferred stocks	412,575	50,975	(2,093)	461,457	—
Total equity securities	$434,875	$66,626	$(2,094)	$499,407	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Our states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $338,038 and $270,107, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2015 and December 31, 2014, revenue bonds account for 50% and 51% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At September 30, 2015, approximately 77%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2014, approximately 76%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 2% and 3% of our foreign government securities as of September 30, 2015 and December 31, 2014, respectively.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $882,693 with a net unrealized gain of $80,997 at September 30, 2015 and $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014. Approximately 26% and 22% of the corporate European exposure is held in the financial industry at September 30, 2015 and December 31, 2014, respectively. Our largest European country exposure represented approximately 5% of the fair value of our corporate securities as of September 30, 2015 and December 31, 2014. Approximately 6% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. Our international investments are managed as part of our overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $821,968 with a net unrealized gain of $40,339 at September 30, 2015 and $992,012 with a net unrealized gain of $89,590 at December 31, 2014. Approximately 89% of the energy exposure is rated as investment grade as of September 30, 2015 and December 31, 2014.
The cost or amortized cost and fair value of fixed maturity securities at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$327,617	$331,813
Due after one year through five years	1,860,951	1,961,792
Due after five years through ten years	2,088,935	2,166,204
Due after ten years	4,135,126	4,781,424
Total	8,412,629	9,241,233
Asset-backed	3,600	4,868
Commercial mortgage-backed	27,067	27,748
Residential mortgage-backed	983,316	1,040,080
Total	$9,426,612	$10,313,929

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$621,194	$401,627	$1,978,183	$1,403,671
Gross realized gains	15,097	18,109	41,352	49,696
Gross realized losses	6,707	1,607	18,150	8,174
The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$5,638	$17,848	$17,897	$39,538
Equity securities	1,449	(149)	3,403	4,988
Other investments	(177)	45	4,134	(914)
Total net realized gains related to sales and other	6,910	17,744	25,434	43,612
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(707)	—	(3,277)	(30)
Total net realized gains	$6,203	$17,744	$22,157	$43,582
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
For the three and nine months ended September 30, 2015, the Company recorded $1,696 and $4,904, respectively, of OTTI, of which $707 and $3,277, respectively, was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $989 and $1,627, respectively, related to all other factors and recorded as an unrealized loss component of AOCI. There was no OTTI recorded for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the Company recorded $69 of OTTI, of which $30 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $39 related to all other factors and recorded as an unrealized loss component of AOCI.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2015	2014
Balance, June 30,	$34,308	$39,248
Additions for credit loss impairments recognized in the current period on securities not previously impaired	51	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(656)	(506)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(90)	(1,662)
Balance, September 30,	$33,613	$37,080

	Nine Months Ended September 30,
	2015	2014
Balance, January 1,	$35,424	$45,278
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	30
Additions for credit loss impairments recognized in the current period on securities not previously impaired	2,621	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,731)	(3,151)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,701)	(5,077)
Balance, September 30,	$33,613	$37,080
The Company regularly monitors it's investment portfolio to ensure investments that may be other-than-temporarily impaired are timely identified, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.
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
Three and Nine Months Ended September 30, 2015 and 2014
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
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$3,348	$(18)	$5,859	$(5)	$9,207	$(23)
States, municipalities and political subdivisions	21,214	(113)	—	—	21,214	(113)
Foreign governments	40,801	(593)	21,054	(720)	61,855	(1,313)
Asset-backed	—	—	1,208	(164)	1,208	(164)
Commercial mortgage-backed	1,137	(1)	—	—	1,137	(1)
Residential mortgage-backed	215,948	(1,714)	13,824	(152)	229,772	(1,866)
Corporate	1,093,249	(60,491)	34,841	(4,853)	1,128,090	(65,344)
Total fixed maturity securities	$1,375,697	$(62,930)	$76,786	$(5,894)	$1,452,483	$(68,824)
Equity securities:
Common stock	$457	$(3)	$—	$—	$457	$(3)
Non-redeemable preferred stocks	91,304	(2,086)	13,804	(996)	105,108	(3,082)
Total equity securities	$91,761	$(2,089)	$13,804	$(996)	$105,565	$(3,085)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
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
Total gross unrealized losses represent approximately 5% and 2% of the aggregate fair value of the related securities at September 30, 2015 and December 31, 2014, respectively. Approximately 90% and 63% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2015 and December 31, 2014, respectively. The total gross unrealized losses are comprised of 637 and 385 individual securities at September 30, 2015 and December 31, 2014, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2015 and December 31, 2014. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2015, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s foreign governments and corporate fixed maturity securities, and in non-redeemable preferred stocks. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, we apply an impairment model similar to that used for our fixed maturity securities. As of September 30, 2015, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of September 30, 2015, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At September 30, 2015, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $17 to $14,888 at September 30, 2015 and from $77 to $15,190 at December 31, 2014.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following summarizes our loan-to-value and average debt-service coverage ratios as of the dates indicated:

	September 30, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,164,430	94.2%	2.02
71 – 80%	56,150	4.5%	1.21
81 – 95%	5,379	0.4%	1.05
Greater than 95%	10,670	0.9%	2.13
Gross commercial mortgage loans	1,236,629	100%	1.98
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,233,230

	December 31, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,168,454	91.6%	2.01
71 – 80%	73,762	5.8%	1.26
81 – 95%	27,268	2.1%	1.04
Greater than 95%	6,531	0.5%	0.43
Gross commercial mortgage loans	1,276,015	100%	1.94
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,272,616
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
As of September 30, 2015 and December 31, 2014, our collateral held under securities lending agreements, the use of which is unrestricted, was $51,034 and $95,985, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $51,034 and $95,986, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

As of September 30, 2015, all of the obligation under securities agreements is invested in corporate fixed maturities and money market funds with a remaining contractual maturity of one year or less.
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	September 30, 2015
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$168,458	$—		$168,458		$—
State, municipalities and political subdivisions	740,614	—		740,614		—
Foreign governments	588,708	882		587,826		—
Asset-backed	4,868	—		4,868		—
Commercial mortgage-backed	27,748	—		27,493		255
Residential mortgage-backed	1,040,080	—		1,030,462		9,618
Corporate	7,743,453	—		7,704,786		38,667
Equity securities:
Common stocks	40,297	39,614		683		—
Non-redeemable preferred stocks	482,606	—		480,526		2,080
Short-term investments	747,965	688,688	b	59,277	c	—
Collateral held/pledged under securities agreements	51,034	48,834	b	2,200	c	—
Other investments	256,093	59,676	a	194,014	c	2,403	d
Cash equivalents	1,012,743	1,011,060	b	1,683	c	—
Other assets	800	—		199	f	601	e
Assets held in separate accounts	1,706,428	1,564,291	a	142,137	c	—
Total financial assets	$14,611,895	$3,413,045		$11,145,226		$53,624

Financial Liabilities
Other liabilities	$87,489	$59,676	a	$4	f	$27,809	f
Liabilities related to separate accounts	1,706,428	1,564,291	a	142,137	c	—
Total financial liabilities	$1,793,917	$1,623,967		$142,141		$27,809

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage- backed	$304	$—	$(2)	$—	$(47)	$—	$255
Residential mortgage- backed	—	1	(104)	9,721	—	—	9,618
Corporate	49,810	18	278	—	(620)	(10,819)	38,667
Equity Securities
Non-redeemable preferred stocks	2,120	—	(40)	—	—	—	2,080
Other investments	2,381	58	(12)	—	(24)	—	2,403
Other assets	788	(187)	—	—	—	—	601
Financial Liabilities
Other liabilities	(28,577)	845	—	—	(77)	—	(27,809)
Total level 3 assets and liabilities	$26,826	$735	$120	$9,721	$(768)	$(10,819)	$25,815

	Three Months Ended September 30, 2014
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage- backed	$503	$—	$(5)	$—	$(45)	—	$—	$453
Corporate	116,827	1,684	(1,840)	9,637	(3,325)	1,515	(10,017)	114,481
Equity Securities
Non-redeemable preferred stocks	4,099	(1)	(53)	—	—	—	—	4,045
Other investments	2,615	(437)	2	439	(32)	—	—	2,587
Other assets	2,268	(1,288)	—	—	—	—	—	980
Financial Liabilities
Other liabilities	(23,160)	(4,940)	—	—	—	—	—	(28,100)
Total level 3 assets and liabilities	$103,152	$(4,982)	$(1,896)	$10,076	$(3,402)	$1,515	$(10,017)	$94,446

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2015
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage- backed	$403	$—	$(8)	$—	$(140)	$—	$—	$255
Residential mortgage- backed	4,645	1	(104)	9,721	—	—	(4,645)	9,618
Corporate	104,275	586	(868)	6,523	(6,251)	2,130	(67,728)	38,667
Equity Securities
Non-redeemable preferred stocks	2,000	—	80	—	—	—	—	2,080
Other investments	2,121	153	(27)	—	(80)	236	—	2,403
Other assets	807	(206)	—	—	—	—	—	601
Financial Liabilities
Other liabilities	(25,233)	(2,576)	—	77	(77)	—	—	(27,809)
Total level 3 assets and liabilities	$89,018	$(2,042)	$(927)	$16,321	$(6,548)	$2,366	$(72,373)	$25,815

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$—	$—	$—	$—	$—	$(22,657)	$—
Foreign governments	16,857	(2)	18	—	—	—	(16,873)	—
Commercial mortgage- backed	598	—	(14)	—	(131)	—	—	453
Residential mortgage- backed	4,167	—	—	—	—	—	(4,167)	—
Corporate	115,344	1,739	2,286	19,578	(8,608)	1,515	(17,373)	114,481
Equity Securities
Non-redeemable preferred stocks	7,510	327	(186)	—	(1,830)	—	(1,776)	4,045
Other investments	4,171	(1,952)	11	439	(82)	—	—	2,587
Other assets	2,491	(1,511)	—	—	—	—	—	980
Financial Liabilities
Other liabilities	(20,330)	(3,770)	—	(4,000)	—	—	—	(28,100)
Total level 3 assets and liabilities	$153,465	$(5,169)	$2,115	$16,017	$(10,651)	$1,515	$(62,846)	$94,446

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding the CPI Caps and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds, the CPI Caps and certain derivatives, the Company generally uses the income valuation technique. For the periods ended September 30, 2015 and December 31, 2014, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of September 30, 2015 and December 31, 2014, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.
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
Three and Nine Months Ended September 30, 2015 and 2014
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
Level 3 Securities
The Company’s investments classified as Level 3 as of September 30, 2015 and December 31, 2014 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of our total Level 3 fixed maturity and equity securities, $372 and $63,614 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of September 30, 2015 and December 31, 2014, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $50,591 and $47,923 were priced internally using independent and non-binding broker quotes as of September 30, 2015 and December 31, 2014, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:
Other investments and other liabilities: The Company prices swaptions using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. The Company prices credit default swaps using non-binding quotes provided by market makers or broker-dealers who are recognized as market participants. Inputs factored into the non-binding quotes include trades in the actual credit default swap which is being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity. The net option related to the investment in Iké Asistencia is valued using an income approach; specifically, a Monte Carlo simulation option pricing model. The inputs to the model include, but are not limited to, the projected normalized earnings before interest, tax, depreciation, and amortization (EBITDA) and free cash flow for the underlying asset, the discount rate, and the volatility of and the correlation between the normalized EBITDA and the value of the underlying asset. Significant increases (decreases) in the projected normalized EBITDA relative to the value of the underlying asset in isolation would result in a significantly higher (lower) fair value.
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
Three and Nine Months Ended September 30, 2015 and 2014
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
Three and Nine Months Ended September 30, 2015 and 2014
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
Other investments: Other investments include equity investments accounted for under the cost method, Certified Capital Company and low income housing tax credits, business debentures, credit tenant loans and social impact loans which are recorded at amortized cost. The carrying value reported for these investments approximates fair value. Due to the nature of these investments, there is a lack of liquidity in the primary market which results in the holdings being classified as Level 3.
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	September 30, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,233,230	$1,308,522	$—	$—	$1,308,522
Policy loans	44,742	44,742	44,742	—	—
Other investments	24,189	24,189	—	—	24,189
Total financial assets	$1,302,161	$1,377,453	$44,742	$—	$1,332,711
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$681,727	$697,895	$—	$—	$697,895
Funds withheld under reinsurance	93,745	93,745	93,745	—	—
Debt	1,171,305	1,282,380	—	1,282,380	—
Obligations under securities agreements	51,034	51,034	51,034	—	—
Total financial liabilities	$1,997,811	$2,125,054	$144,779	$1,282,380	$697,895

	December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,272,616	$1,448,215	$—	$—	$1,448,215
Policy loans	48,272	48,272	48,272	—	—
Other investments	10,896	10,896	—	—	10,896
Total financial assets	$1,331,784	$1,507,383	$48,272	$—	$1,459,111
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$743,951	$764,949	$—	$—	$764,949
Funds withheld under reinsurance	75,161	75,161	75,161	—	—
Debt	1,171,079	1,296,139	—	1,296,139	—
Obligations under securities agreements	95,986	95,986	95,986	—	—
Total financial liabilities	$2,086,177	$2,232,235	$171,147	$1,296,139	$764,949

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carries an allowance for doubtful accounts for reinsurance recoverables of $10,820 as of September 30, 2015 and December 31, 2014, respectively.
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
The interest expense incurred related to the 2013 Senior Notes was $5,747 and $5,745 for the three months ended September 30, 2015 and 2014, respectively, and $17,240 and $17,234 for the nine months ended September 30, 2015 and 2014, respectively. There was $948 of accrued interest at both September 30, 2015 and 2014. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2015 and 2014 and September 15, 2015 and 2014.
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
The interest expense incurred related to the 2004 Senior Notes was $8,032 and $8,031 for the three months ended September 30, 2015 and 2014, respectively, and $24,095 and $27,383 for the nine months ended September 30, 2015 and 2014, respectively. There was $4,008 of accrued interest at both September 30, 2015 and 2014. The Company made interest payments on the 2004 Senior Notes of $16,031 and $30,094 on February 15, 2015 and 2014, respectively, and $16,031 on August 15, 2015 and 2014.
 Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at September 30, 2015, due to $4,040 of outstanding letters of credit related to this program.
On September 16, 2014, the Company entered into a five-year unsecured $400,000 revolving credit agreement, as amended by Amendment No. 1, dated as of March 5, 2015 (the “2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaced the Company's prior four-year $350,000 revolving credit facility (the "2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided the Company is in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.
The Company did not use the commercial paper program during the nine months ended September 30, 2015 and 2014 and there were no amounts relating to the commercial paper program outstanding at September 30, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at September 30, 2015.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2015, the Company was in compliance with all covenants, minimum ratios and thresholds.
9. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended September 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at June 30, 2015	$(173,511)	$627,477	$25,419	$(130,966)	$348,419
Other comprehensive loss before reclassifications	(68,499)	(41,507)	(1,881)	—	(111,887)
Amounts reclassified from accumulated other comprehensive income	—	6,788	(33)	2,751	9,506
Net current-period other comprehensive (loss) income	(68,499)	(34,719)	(1,914)	2,751	(102,381)
Balance at September 30, 2015	$(242,010)	$592,758	$23,505	$(128,215)	$246,038

	Three Months Ended September 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at June 30, 2014	$(18,937)	$837,038	$28,811	$(82,840)	$764,072
Other comprehensive loss before reclassifications	(54,264)	(60,219)	(1,193)	—	(115,676)
Amounts reclassified from accumulated other comprehensive income	—	8,602	1,104	1,644	11,350
Net current-period other comprehensive (loss) income	(54,264)	(51,617)	(89)	1,644	(104,326)
Balance at September 30, 2014	$(73,201)	$785,421	$28,722	$(81,196)	$659,746

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Other comprehensive loss before reclassifications	(114,299)	(217,590)	(1,761)	—	(333,650)
Amounts reclassified from accumulated other comprehensive income	—	17,266	(1,328)	7,983	23,921
Net current-period other comprehensive (loss) income	(114,299)	(200,324)	(3,089)	7,983	(309,729)
Balance at September 30, 2015	$(242,010)	$592,758	$23,505	$(128,215)	$246,038

	Nine Months Ended September 30, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive (loss) income before reclassifications	(34,434)	235,940	1,211	—	202,717
Amounts reclassified from accumulated other comprehensive income	—	23,410	1,084	5,705	30,199
Net current-period other comprehensive (loss) income	(34,434)	259,350	2,295	5,705	232,916
Balance at September 30, 2014	$(73,201)	$785,421	$28,722	$(81,196)	$659,746

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2015	2014
Unrealized gains on securities	$10,443	$13,234	Net realized gains on investments, excluding other-than-temporary impairment losses
	(3,655)	(4,632)	Provision for income taxes
	$6,788	$8,602	Net of tax
OTTI	$(51)	$1,697	Portion of net loss recognized in other comprehensive income, before taxes
	18	(593)	Provision for income taxes
	$(33)	$1,104	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(48)	$(24)	(1)
Amortization of net loss	4,280	2,553	(1)
	4,232	2,529	Total before tax
	(1,481)	(885)	Provision for income taxes
	$2,751	$1,644	Net of tax
Total reclassifications for the period	$9,506	$11,350	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2015	2014
Unrealized gains on securities	$26,563	$36,015	Net realized gains on investments, excluding other-than-temporary impairment losses
	(9,297)	(12,605)	Provision for income taxes
	17,266	23,410	Net of tax
OTTI	(2,043)	1,667	Portion of net loss recognized in other comprehensive income, before taxes
	715	(583)	Provision for income taxes
	$(1,328)	$1,084	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(98)	$(74)	(1)
Amortization of net loss	12,380	8,853	(1)
	12,282	8,779	Total before tax
	(4,299)	(3,074)	Provision for income taxes
	7,983	5,705	Net of tax
Total reclassifications for the period	$23,921	$30,199	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 13 - Retirement and Other Employee Benefits for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
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
From 2009 to 2013, the Company used the A.M. Best U.S. Insurance Index to measure its relative performance ranking. In 2014, A.M. Best stopped publishing this index. As of January 1, 2014, the Company is using the S&P Total Market Index to measure the Company’s performance for all new and outstanding PSU awards. Consistent with adjustments made to the A.M. Best U.S. Insurance Index, adjustments will be made to the S&P Total Market Index to exclude companies with revenues of less than $1,000,000 or that are not in the insurance or managed healthcare Global Industry Classification Standard codes. In addition, companies within the Company’s compensation peer group, but not otherwise in the S&P Total Market Index, will be included. The adjusted S&P Total Market Index is substantially similar in composition to the previous A.M. Best U.S. Insurance Index.
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

Restricted Stock Units
RSUs granted to employees and to non-employee directors were 11,861 and 27,347 for the three months ended September 30, 2015 and 2014, respectively, and 351,259 and 358,611 for the nine months ended September 30, 2015 and 2014, respectively. The compensation expense recorded related to RSUs was $5,857 and $6,197 for the three months ended September 30, 2015 and 2014, respectively, and $16,316 and $17,174 for the nine months ended September 30, 2015 and 2014, respectively. The related total income tax benefit was $2,048 and $2,167 for the three months ended September 30, 2015 and 2014, respectively, and $5,708 and $6,001 for the nine months ended September 30, 2015 and 2014, respectively. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2015 and 2014 was $62.44 and $65.32, respectively.
As of September 30, 2015, there was $18,094 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.22 years. The total fair value of RSUs vested during the three months ended September 30, 2015 and 2014 was $7,112 and $1,473, respectively, and $31,604 and $32,354 for the nine months ended September 30, 2015 and 2014, respectively.
Performance Share Units
No PSUs were granted to employees during the three months ended September 30, 2015 and 2014. PSUs granted to employees were 355,688 and 380,349 for the nine months ended September 30, 2015 and 2014, respectively. The compensation expense recorded related to PSUs was $4,577 and $3,460 for the three months ended September 30, 2015 and 2014, respectively, and $6,908 and $17,022 for the nine months ended September 30, 2015 and 2014, respectively. Portions of the compensation expense recorded during 2014 were reversed in 2015 since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit was $1,601 and $1,206 for the three months ended September 30, 2015 and 2014, respectively, and $2,415 and $5,942 for the nine months ended September 30, 2015 and 2014, respectively. The weighted average grant date fair value for PSUs granted during the nine months ended September 30, 2015 and 2014 was $61.82 and $64.93, respectively.
As of September 30, 2015, there was $19,873 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.95 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2015 and 2014 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the nine months ended September 30, 2015 and 2014 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
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
The compensation expense recorded related to the ESPP was $322 and $308 for the three months ended September 30, 2015 and 2014, respectively, and $954 and $893 for the nine months ended September 30, 2015 and 2014, respectively.
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
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.
11. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2015	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	529,100	$65.51	529,100
February	120,000	61.07	120,000
March	645,000	61.50	645,000
April	640,000	61.20	640,000
May	472,000	64.89	472,000
June	482,586	67.19	482,586
July	303,807	70.98	303,807
August	67,436	73.67	67,436
September	—	—	—
Total	3,259,929	$64.55	3,259,929
On November 15, 2013, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock. As of December 31, 2014, there was $486,670 remaining under the total repurchase authorization.
On September 9, 2015, the Company announced that the Board of Directors had authorized the Company to repurchase up to an additional $750,000 of its outstanding common stock. During the nine months ended September 30, 2015, the Company repurchased 3,259,929 shares of the Company’s outstanding common stock at a cost of $210,353, exclusive of commissions, leaving $1,026,317 remaining under the total repurchase authorization at September 30, 2015.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

12. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income	$(7,022)	$140,297	$75,811	$421,152
Deduct dividends paid	(20,456)	(19,449)	(60,906)	(58,382)
Undistributed earnings	$(27,478)	$120,848	$14,905	$362,770
Denominator
Weighted average shares outstanding used in basic earnings per share	67,632,920	72,182,547	68,646,043	72,561,191
Incremental common shares from:
PSUs	—	864,157	695,843	866,171
Weighted average shares used in diluted earnings per share calculations	67,632,920	73,046,704	69,341,886	73,427,362
Earnings per common share - Basic
Distributed earnings	$0.30	$0.27	$0.89	$0.79
Undistributed earnings	(0.40)	1.67	0.21	5.01
Net income	$(0.10)	$1.94	$1.10	$5.80
Earnings per common share - Diluted*
Distributed earnings	$0.30	$0.27	$0.88	$0.79
Undistributed earnings	(0.40)	1.65	0.21	4.95
Net income	$(0.10)	$1.92	$1.09	$5.74

*	In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.
There were no anti-dilutive PSUs outstanding included in the computation of diluted EPS under the treasury stock method during the three and nine months ended September 30, 2015 and 2014.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

13. Retirement and Other Employee Benefits
The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$8,725	$7,966	$1,394	$1,139	$589	$494
Interest cost	9,119	9,521	1,363	1,636	967	959
Expected return on plan assets	(13,209)	(12,427)	—	—	(808)	(766)
Amortization of prior service cost	—	—	194	218	(242)	(242)
Amortization of net loss (gain)	3,535	1,792	745	969	—	(208)
Curtailment/settlement charge	—	—	411	436	—	—
Net periodic benefit cost	$8,170	$6,852	$4,107	$4,398	$506	$237

	Qualified Pension Benefits		Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$28,225	$24,366	$3,644	$3,139	$1,839	$1,694
Interest cost	27,219	27,821	4,063	4,636	2,867	2,909
Expected return on plan assets	(40,659)	(37,127)	—	—	(2,458)	(2,316)
Amortization of prior service cost	—	—	594	618	(692)	(692)
Amortization of net loss (gain)	10,185	6,342	2,195	2,819	—	(308)
Curtailment/settlement charge	—	—	1,211	436	—	—
Net periodic benefit cost	$24,970	$21,402	$11,707	$11,648	$1,556	$1,287

(1)	The Company’s nonqualified plan is unfunded.
The qualified pension benefits plan (the “Plan”) was under-funded by $61,552 and $28,956 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2015 and December 31, 2014, respectively. This equates to a 93% and 97% funded status at September 30, 2015 and December 31, 2014, respectively. During the first nine months of 2015, $10,750 in cash was contributed to the Plan. Due to the Plan's current funding status, no additional cash is expected to be contributed to the Plan over the remainder of 2015.
14. Segment Information
The Company has five reportable segments, which are defined based on the nature of the products and services offered: Assurant Solutions, Assurant Specialty Property, Assurant Health, Assurant Employee Benefits, and Corporate & Other. Assurant Solutions provides mobile device protection products and services; debt protection administration; credit insurance; extended service products and related services for consumer electronics, appliances and vehicles; and pre-funded funeral insurance. Assurant Specialty Property provides lender-placed homeowners insurance; property preservation and valuation services; flood insurance; renters insurance and related products; and manufactured housing homeowners insurance. Assurant Health provides individual health and small employer group health insurance. Assurant Employee Benefits primarily provides group dental insurance, group disability insurance and group life insurance. Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group and Long-Term Care through reinsurance agreements. Beginning January 1, 2015, segment assets for Assurant Solutions and Assurant Specialty Property include their proportionate share of goodwill.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and has signed a definitive agreement to sell its Assurant Employee Benefits segment. See Note 4 and Note 5, respectively, for more information.
The Company evaluates performance of the operating segments based on segment income (loss) after-tax excluding realized gains (losses) on investments. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.
The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$749,494	$491,836	$551,201	$265,890	$—	$2,058,421
Net investment income	91,211	19,663	5,867	26,440	5,585	148,766
Net realized gains on investments	—	—	—	—	6,203	6,203
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,243	3,243
Fees and other income	190,071	105,884	15,113	6,213	242	317,523
Total revenues	1,030,776	617,383	572,181	298,543	15,273	2,534,156
Benefits, losses and expenses
Policyholder benefits	235,299	172,444	663,963	182,499	—	1,254,205
Amortization of deferred acquisition costs and value of business acquired	267,146	62,380	3,504	8,409	—	341,439
Underwriting, general and administrative expenses	454,399	249,411	124,892	90,801	37,481	956,984
Interest expense	—	—	—	—	13,779	13,779
Total benefits, losses and expenses	956,844	484,235	792,359	281,709	51,260	2,566,407
Segment income (loss) before provision (benefit) for income tax	73,932	133,148	(220,178)	16,834	(35,987)	(32,251)
Provision (benefit) for income taxes	21,487	45,891	(75,781)	6,396	(23,222)	(25,229)
Segment income (loss) after tax	$52,445	$87,257	$(144,397)	$10,438	$(12,765)
Net loss						$(7,022)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,256,575	$1,552,304	$1,745,386	$801,976	$—	$6,356,241
Net investment income	283,378	65,621	19,888	84,281	15,657	468,825
Net realized gains on investments	—	—	—	—	22,157	22,157
Amortization of deferred gain on disposal of businesses	—	—	—	—	9,743	9,743
Fees and other income	541,717	296,248	48,136	18,947	15,646	920,694
Total revenues	3,081,670	1,914,173	1,813,410	905,204	63,203	7,777,660
Benefits, losses and expenses
Policyholder benefits	685,946	591,652	1,894,049	560,999	—	3,732,646
Amortization of deferred acquisition costs and value of business acquired	809,001	220,560	10,694	24,070	—	1,064,325
Underwriting, general and administrative expenses	1,351,600	725,518	412,678	270,381	88,210	2,848,387
Interest expense	—	—	—	—	41,335	41,335
Total benefits, losses and expenses	2,846,547	1,537,730	2,317,421	855,450	129,545	7,686,693
Segment income (loss) before provision (benefit) for income tax	235,123	376,443	(504,011)	49,754	(66,342)	90,967
Provision (benefit) for income taxes	67,504	126,565	(151,870)	17,900	(44,943)	15,156
Segment income (loss) after tax	$167,619	$249,878	$(352,141)	$31,854	$(21,399)
Net income						$75,811
	As of September 30, 2015

Segment assets (1):	$14,625,735	$3,826,135	$1,361,277	$2,213,184	$8,559,760	$30,586,091

(1)	As of December 31, 2014, all goodwill on Assurant's balance sheet was held in the Corporate & Other segment. Beginning January 1, 2015, goodwill is included on the respective segment balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2015 and 2014
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

15. Commitments and Contingencies
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $20,100 and $17,871 of letters of credit outstanding as of September 30, 2015 and December 31, 2014, respectively.
On January 16, 2015, the State of Indiana issued an examination warrant to the Company's subsidiary, American Security Insurance Company and initiated a multistate targeted market conduct examination regarding the Company’s lender-placed insurance products. At present, approximately 42 U.S. jurisdictions are participating in the examination. The Company continues to respond to and cooperate with the State of Indiana, the National Association of Insurance Commissioners (the "NAIC") and other regulators regarding its lender-placed insurance business.
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
Three and Nine Months Ended September 30, 2015 and 2014
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
16. Income Taxes
During the three months ended September 30, 2015, the Company recorded a net tax benefit of $16,025 in the Assurant Corporate & Other segment, which decreased the consolidated effective tax rate by 1,762 basis points. The tax benefit was a result of the sale of certain non-insurance legal entities to National General and is reflected in the provision for income taxes line item in the consolidated statements of operations. See Note 5 for more information.
During the nine months ended September 30, 2015, the Company recorded a net tax benefit of $8,448 in the Assurant Solutions segment, which decreased the consolidated effective tax rate by 929 basis points. The tax benefit was primarily a result of an international reorganization and is reflected in the provision for income taxes line item in the consolidated statements of operations.
During the nine months ended September 30, 2014, the Company converted the Canadian branch operations of certain U.S. companies to foreign corporate entities. This conversion is an election for U.S. tax classification purposes only and requires the Company to record deferred taxes at local tax rates. As a result of this conversion, the Company recorded a one-time benefit of $20,753 in the Assurant Corporate & Other segment, which decreased the consolidated effective tax rate by 317 basis points and is reflected in the provision for income taxes line item in the consolidated statements of operations.
In addition, during the nine months ended September 30, 2014, the Company increased its estimated amount of compensation expenses that are non-tax deductible under the Affordable Care Act. Due to this change in estimate, the Company recorded $5,749 of income tax expense in the Assurant Health segment, which increased the consolidated effective tax rate by 88 basis points.
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
Three and Nine Months Ended September 30, 2015 and 2014
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
As of September 30, 2015 and 2014, the Company had not ceded any losses to Ibis Re II.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or “the Company”) as of September 30, 2015, compared with December 31, 2014, and our results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2015 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The 2014 Annual Report on Form 10-K, Third Quarter 2015 Form 10-Q, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
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

v.
potential variations between the final risk adjustment amount and reinsurance amounts, as determined by the U.S. Department of Health and Human Services under the Affordable Care Act, and the Company's estimate;

vi.	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our results, business and reputation;

vii.	inability to execute strategic plans related to acquisitions, dispositions or new ventures;

viii.	failure to adequately predict or manage benefits, claims and other costs;

ix.	inadequacy of reserves established for future claims;

x.	current or new laws and regulations that could increase our costs and decrease our revenues;

xi.	significant competitive pressures in our businesses;

xii.	failure to attract and retain sales representatives, key managers, agents or brokers;

xiii.	losses due to natural or man-made catastrophes;

xiv.	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

xv.	deterioration in the Company’s market capitalization compared to its book value that could result in an impairment of goodwill;

xvi.	risks related to our international operations, including fluctuations in exchange rates;

xvii.	data breaches compromising client information and privacy;

xviii.
general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

xix.	cyber security threats and cyber attacks;

xx.	failure to effectively maintain and modernize our information systems;

xxi.	uncertain tax positions and unexpected tax liabilities;

xxii.	risks related to outsourcing activities;

xxiii.	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

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
For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A-Risk Factors” and “Item 7-MD&A Critical Factors Affecting Results” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in our First Quarter and Second Quarter Quarterly Reports on Form 10-Q.
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
The following discussion relates to the three and nine months ended September 30, 2015 (“Third Quarter 2015” and "Nine Months 2015") and the three and nine months ended September 30, 2014 (“Third Quarter 2014” and "Nine Months 2014").
Executive Summary
As previously announced, the Company has concluded a comprehensive review of strategic alternatives for its health business and will exit the health insurance market. The Company has begun to wind down its major medical operations and sold certain business lines and assets to National General Holdings Corp., on October 1, 2015. The Company expects to substantially complete its exit of the health insurance market by the end of 2016. In addition, the Company signed a definitive agreement to sell its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada ("Sun Life"). The transaction is expected to close by the end of First Quarter 2016.

Consolidated results decreased $147,319, or 105%, to a net loss of $(7,022) for Third Quarter 2015, compared with net income of $140,297 for Third Quarter 2014.
Assurant Solutions net income increased $596, or 1%, to $52,445 for Third Quarter 2015 from $51,849 for Third 2014. The increase was due to a $4,500 net tax benefit from international operations. Absent this item, segment net income declined primarily due to declining service contract volumes at traditional retailers as consumers increasingly prefer e-commerce shopping.
Total revenues were down slightly at $1,030,776 for Third Quarter 2015 compared with $1,065,217 for Third Quarter 2014. This was primarily due to the domestic tablet program loss, foreign exchange volatility and declines in service contract volumes at traditional retailers. The decrease was partially offset by vehicle service contract business growth due to higher production at new and existing clients, and mobile programs where we continue to expand our repair and logistics offerings.

Overall, we expect Assurant Solutions full year 2015 total revenues and net income to remain level with full year 2014, primarily due to continued growth from mobile and vehicle service contracts globally, offset by the previously disclosed loss of a domestic mobile tablet program, changes in client marketing programs, declining in service contract volumes at certain retailers and foreign exchange volatility.
Assurant Specialty Property net income decreased $17,472, or 17%, to $87,257 for Third Quarter 2015 from $104,729 for Third Quarter 2014 primarily due to lower results in our lender-placed homeowners insurance business, partially offset by lower non-catastrophe loss experience, reduced reinsurance costs and growth in multi-family housing business.
Net earned premiums and fees decreased in Third Quarter 2015 compared with Third Quarter 2014, primarily due to the divestiture of the general agency business and primary insurance carrier, American Reliable Insurance Company ("ARIC") effective January 1, 2015, combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to lower placement and premium rates and the previously disclosed loss of client business. These items were partially offset by fee income from the recent acquisitions of mortgage solutions businesses as we continued to capture market share while expanding our service capabilities in multi-family housing.

Third Quarter 2015 expense ratio increased 520 basis points compared with Third Quarter 2014. The increase was primarily due to growth in fee-based businesses, which have higher expense ratios. In addition, lower lender-placed homeowners insurance net earned premiums also drove the increase. Savings related to the transformation of the lender-placed insurance platform helped lower expenses in Third Quarter 2015. We expect additional expense savings in 2016 that will help stabilize our insurance expense ratio as we modify our expense infrastructure to align with the lender-placed premium declines.

Overall, we expect full year 2015 net earned premiums and net income to decrease from 2014, reflecting lower placement and premium rates in lender-placed insurance business, the previously announced loss of client business and the divestiture of ARIC. We expect contributions from multi-family housing and mortgage solutions businesses combined with initiatives to lower lender-placed insurance expenses to partially offset the decline. Overall results to be affected by catastrophe losses.
Assurant Employee Benefits net income decreased $2,663, or 20%, to $10,438 for Third Quarter 2015 from $13,101 for Third Quarter 2014. The decrease was primarily attributable to less favorable dental and disability loss experience.
We expect full year 2015 net earned premiums and fees to increase compared to 2014 due to growth in voluntary products. We also expect continued expense management actions to offset expected lower net investment income. We continue to expect results to be affected by U.S. employment trends and capital market conditions. As mentioned above, we signed a definitive agreement with Sun Life to sell this business.
Assurant Health’s net loss increased $127,008 to $144,397 for Third Quarter 2015 from $17,389 for Third Quarter 2014. The increase was primarily attributable to adverse claims development on 2015 individual major medical policies and premium deficiency reserve strengthening to account for estimated losses during the exit process. Third Quarter 2015 also includes $17,369 (after-tax) of severance and other exit- related costs.
As mentioned above, we expect Assurant Health to substantially complete the process to exit the health insurance market in 2016. Assurant Health results through the wind down process to include approximately $60,000 to $70,000 of additional exit-related charges, as well as certain overhead expenses that are excluded from the premium deficiency reserve calculation. We anticipate refining the exit-related cost estimates, including the premium deficiency reserve, based on future claims experience on major medical policies, estimated Affordable Care Act risk-mitigation recoverables and timing and amount of expense reductions during the wind down. As of January 1, 2016, our block of Affordable Care Act individual major medical policies will terminate. We expect most claims related to these policies to be paid by June 30, 2016. In order to maintain adequate statutory surplus levels, we will infuse an estimated $200,000 into subsidiaries of Assurant Health over the remainder of the year.
Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2014 Annual Report on Form 10-K and “Item 1A-Risk Factors” in our First Quarter 10-Q.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the nine months ended September 30, 2015, net cash provided by operating activities, including the effect of exchange rate changes on cash and cash equivalents and the reclassification of assets held for sale, totaled $480,238; net cash provided by investing activities totaled $70,374 and net cash used in financing activities totaled $325,332. We had $1,543,936 in cash and cash equivalents as of September 30, 2015. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2014 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2014 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Third Quarter 2015.
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

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$2,058,421	$2,257,809	$6,356,241	$6,490,005
Net investment income	148,766	162,009	468,825	497,575
Net realized gains on investments	6,203	17,744	22,157	43,582
Amortization of deferred gain on disposal of businesses	3,243	3,645	9,743	10,949
Fees and other income	317,523	261,281	920,694	716,850
Total revenues	2,534,156	2,702,488	7,777,660	7,758,961
Benefits, losses and expenses:
Policyholder benefits	1,254,205	1,123,693	3,732,646	3,281,338
Selling, underwriting and general expenses (1)	1,298,423	1,340,268	3,912,712	3,779,215
Interest expense	13,779	13,776	41,335	44,617
Total benefits, losses and expenses	2,566,407	2,477,737	7,686,693	7,105,170
(Loss) income before provision for income taxes	(32,251)	224,751	90,967	653,791
(Benefit) provision for income taxes	(25,229)	84,454	15,156	232,639
Net (loss) income	$(7,022)	$140,297	$75,811	$421,152

_____________________

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.
The following discussion provides a general overall analysis of how the consolidated results were affected by our four operating segments and our Corporate and Other segment for Third Quarter 2015 and Nine Months 2015 and Third Quarter 2014 and Nine Months 2014. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.
For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net (Loss) Income
Consolidated results decreased $147,319, or 105%, to a net loss of $7,022 for Third Quarter 2015, compared with net income of $140,297 for Third Quarter 2014. The decrease was primarily due to an increased net loss in our Assurant Health segment reflecting adverse claims development on 2015 individual major medical policies, premium deficiency reserve strengthening and severance and other exit-related charges associated with our exit from the health insurance market. For more information see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report.
For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Income
Net income decreased $345,341, or 82%, to $75,811 for Nine Months 2015, compared with $421,152 of net income for Nine Months 2014. The decrease was primarily due to higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation program and $154,415 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and other costs related to the exit of the health business mentioned above.

Assurant Solutions
Overview
The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$749,494	$812,512	$2,256,575	$2,335,498
Net investment income	91,211	95,898	283,378	288,146
Fees and other income	190,071	156,807	541,717	461,268
Total revenues	1,030,776	1,065,217	3,081,670	3,084,912
Benefits, losses and expenses:
Policyholder benefits	235,299	257,000	685,946	781,908
Selling, underwriting and general expenses	721,545	729,197	2,160,601	2,062,853
Total benefits, losses and expenses	956,844	986,197	2,846,547	2,844,761
Segment income before provision for income taxes	73,932	79,020	235,123	240,151
Provision for income taxes	21,487	27,171	67,504	79,300
Segment net income	$52,445	$51,849	$167,619	$160,851
Net earned premiums:
Domestic:
Credit	$31,886	$39,534	$100,825	$123,329
Service contracts	406,520	429,178	1,219,678	1,197,198
Other (1)	20,710	20,052	69,531	55,299
Total Domestic	459,116	488,764	1,390,034	1,375,826
International:
Credit	65,266	82,255	192,523	248,220
Service contracts	200,620	217,601	599,078	639,664
Other (1)	9,731	9,100	30,242	24,909
Total International	275,617	308,956	821,843	912,793
Preneed	14,761	14,792	44,698	46,879
Total	$749,494	$812,512	$2,256,575	$2,335,498
Fees and other income:
Domestic:
Debt protection	$3,551	$7,092	$11,468	$21,533
Service contracts	120,396	95,782	344,854	292,228
Other (1)	2,451	1,514	7,256	6,367
Total Domestic	126,398	104,388	363,578	320,128
International	35,092	24,965	94,769	61,310
Preneed	28,581	27,454	83,370	79,830
Total	$190,071	$156,807	$541,717	$461,268

Gross written premiums (2):
Domestic:
Credit	$58,423	$75,155	$178,828	$245,046
Service contracts	1,018,344	844,584	2,905,102	2,254,152
Other (1)	22,699	23,751	66,581	65,500
Total Domestic	1,099,466	943,490	3,150,511	2,564,698
International:
Credit	185,028	218,348	558,467	670,472
Service contracts	178,628	200,173	512,027	616,928
Other (1)	18,850	17,397	58,182	43,885
Total International	382,506	435,918	1,128,676	1,331,285
Total	$1,481,972	$1,379,408	$4,279,187	$3,895,983
Preneed (face sales)	$231,749	$237,471	$707,872	$739,369
Combined ratios (3):
Domestic	94.7%	95.3%	93.2%	93.5%
International	101.1%	99.1%	103.3%	100.9%
_______________________

(1)	This includes emerging products and run-off product lines.

(2)
Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Income
Segment net income increased $596, or 1%, to $52,445 for Third Quarter 2015 from $51,849 for Third Quarter 2014. The increase was due to a $4,500 net tax benefit from international operations. Absent this item, segment net income declined primarily due to declining service contract volumes at certain retailers.
Total Revenues
Total revenues were relatively flat at $1,030,776 for Third Quarter 2015 compared with $1,065,217 for Third Quarter 2014. Net earned premiums decreased primarily due to the previously disclosed loss of a domestic tablet program and foreign exchange volatility. These items were partially offset by growth from our auto warranty business and at a large domestic service contract client. Fees and other income increased, primarily driven by contributions from global mobile protection programs and related services.
Gross written premiums increased $102,564, or 7%, to $1,481,972 for Third Quarter 2015 from $1,379,408 for Third Quarter 2014. Gross written premiums from our domestic service contract business increased $173,760, primarily driven by growth in mobile subscribers and increased activity from existing clients in our auto warranty and extended service contract business. This increase was partially offset by the continued run-off of our credit businesses and foreign exchange volatility.
Preneed face sales decreased $5,722, or 2%, to $231,749 for Third Quarter 2015 from $237,471 for Third Quarter 2014. This decrease was mainly attributable to a change in product offerings, a client’s temporary operational change, and foreign exchange volatility.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $29,353, or 3%, to $956,844 for Third Quarter 2015 from $986,197 for Third Quarter 2014. Policyholder benefits decreased $21,701, primarily driven by favorable loss experience in our domestic service contract business. Selling, underwriting and general expenses decreased $7,652 mainly due to the loss of a domestic tablet program, partially offset by growth in our global mobile business.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Income
Segment net income increased $6,768, or 4%, to $167,619 for Nine Months 2015 from $160,851 for Nine Months 2014. The increase was primarily due to net tax benefits including; the $4,500 item mentioned above and a net tax benefit related to a reorganization of certain foreign entities. Also contributing to the increase was growth in mobile covered devices and related-service offerings. These items were partially offset by the previously disclosed loss of a domestic tablet program, lower results internationally due to integration expenses related to the acquisition of CWI Group ("CWI"), higher legal expenses and foreign exchange volatility.
Total Revenues
Total revenues decreased $3,242, to $3,081,670 for Nine Months 2015 from $3,084,912 for Nine Months 2014. Net earned premiums decreased $78,923 primarily due to foreign exchange volatility, the loss of a domestic tablet program and the continued run-off of our credit business. Net investment income also declined due to lower investment yields. These items were partially offset by an increase in fees and other income of $80,449, primarily driven by contributions from global mobile programs. A few significant clients continued to account for a substantial portion of segment revenues.
Gross written premiums increased $383,204, or 10%, to $4,279,187 for Nine Months 2015 from $3,895,983 for Nine Months 2014. Gross written premiums from our domestic service contract business increased $650,950, driven by growth in the number of covered mobile devices. This increase was partially offset by the continued run-off of our credit business and foreign exchange volatility.
Preneed face sales decreased $31,497, or 4%, to $707,872 for Nine Months 2015 from $739,369 for Nine Months 2014. The decrease was mainly related to a change in product offerings, a client’s temporary operational change, and foreign exchange volatility.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $1,786, to $2,846,547 for Nine Months 2015 from $2,844,761 for Nine Months 2014. Policyholder benefits decreased $95,962, driven by favorable loss experience in our domestic service contract business and from our mobile business in Europe. Selling, underwriting and general expenses increased $97,748, mostly related to growth in our domestic mobile business, higher legal expenses and the CWI acquisition.

Assurant Specialty Property
Overview
The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$491,836	$654,889	$1,552,304	$1,911,589
Net investment income	19,663	24,574	65,621	77,750
Fees and other income	105,884	87,271	296,248	209,035
Total revenues	617,383	766,734	1,914,173	2,198,374
Benefits, losses and expenses:
Policyholder benefits	172,444	258,344	591,652	830,073
Selling, underwriting and general expenses	311,791	348,945	946,078	958,026
Total benefits, losses and expenses	484,235	607,289	1,537,730	1,788,099
Segment income before provision for income taxes	133,148	159,445	376,443	410,275
Provision for income taxes	45,891	54,716	126,565	139,495
Segment net income	$87,257	$104,729	$249,878	$270,780
Net earned premiums:
Homeowners (lender-placed and voluntary)	$337,669	$456,369	$1,095,906	$1,341,495
Manufactured housing (lender-placed and voluntary)	41,710	59,942	123,643	177,824
Other (1)	112,457	138,578	332,755	392,270
Total	$491,836	$654,889	$1,552,304	$1,911,589
Ratios:
Loss ratio (2)	35.1%	39.4%	38.1%	43.4%
Expense ratio (3)	52.2%	47.0%	51.2%	45.2%
Combined ratio (4)	81.0%	81.8%	83.2%	84.3%
_______________________

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.

(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.
Regulatory Matters
In January 2015, the New York Department of Financial Services ("NYDFS") issued regulations regarding tracking costs associated with lender-placed insurance rates. We do not believe that they will have a material financial impact on our lender-placed insurance business.
Lender-placed insurance products accounted for 74% and 71% of net earned premiums for Nine Months 2015 and full year 2014, respectively. The approximate corresponding contributions to the segment net income in these periods were 77% and 73%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on premium and placement rates, the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Income
Segment net income decreased $17,472, or 17%, to $87,257 for Third Quarter 2015 from $104,729 for Third Quarter 2014. The decrease was primarily due to the previously disclosed loss of client business and lower results in our lender-placed homeowners insurance business, partially offset by lower non-catastrophe loss experience, reduced reinsurance costs and growth in multi-family housing business.
Total Revenues
Total revenues decreased $149,351, or 19%, to $617,383 for Third Quarter 2015 from $766,734 for Third Quarter 2014. The decrease was primarily due to the divestiture of ARIC effective January 1, 2015, combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to attrition in legacy subprime portfolios, lower premium and placement rates, and client contract changes. Please see Note 5 of the Notes to the Consolidated Financial Statements contained elsewhere in this report for further information on the ARIC divestiture. These items were partially offset by an increase in fees and other income, reflecting contributions from mortgage solutions businesses.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $123,054, or 20%, to $484,235 for Third Quarter 2015 from $607,289 for Third Quarter 2014. The loss ratio decreased 430 basis points due to lower non-catastrophe claims frequency and the impact of the general agency business divestiture, partially offset by lower premium rates from the implementation of a new lender-placed homeowners insurance product. There were no reportable catastrophe losses in Third Quarter 2015 or Third Quarter 2014. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 520 basis points in Third Quarter 2015 mainly due to lower lender-placed homeowners insurance net earned premiums and growth in mortgage services businesses.
For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Income
Segment net income decreased $20,902, or 8%, to $249,878 for Nine Months 2015 from $270,780 for Nine Months 2014 primarily due to the previously disclosed loss of client business and lower results in our lender-placed homeowners insurance business, partially offset by more favorable loss experience. The divestiture of ARIC also contributed to the decrease in net income.

Total Revenues
Total revenues decreased $284,201, or 13%, to $1,914,173 for Nine Months 2015 from $2,198,374 for Nine Months 2014. The decrease was primarily due to the divestiture of ARIC combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to attrition in legacy subprime mortgage portfolios, lower premium and placement rates and client contract changes. These items were partially offset by an increase in fees and other income reflecting contributions from mortgage solutions businesses. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $250,369, or 14%, to $1,537,730 for Nine Months 2015 from $1,788,099 for Nine Months 2014. The loss ratio decreased 530 basis points due to fewer non-catastrophe and catastrophe losses. We experienced fewer non-catastrophe losses primarily due to the lower frequency of weather-related events and the impact of the ARIC divestiture, partially offset by lower premium rates from the implementation of a new lender-placed insurance product. Reportable catastrophe losses for Nine Months 2015 were $14,612 compared to $28,411 of reportable catastrophe losses for Nine Months 2014. The expense ratio increased 600 basis points for Nine Months 2015 mainly due to lower lender-placed homeowners insurance net earned premiums and growth in our mortgage services businesses.

Assurant Health
Overview
The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$551,201	$526,705	$1,745,386	$1,454,726
Net investment income	5,867	8,312	19,888	27,538
Fees and other income	15,113	10,593	48,136	27,787
Total revenues	572,181	545,610	1,813,410	1,510,051
Benefits, losses and expenses:
Policyholder benefits	663,963	430,499	1,894,049	1,136,113
Selling, underwriting and general expenses	128,396	124,687	423,372	368,344
Total benefits, losses and expenses	792,359	555,186	2,317,421	1,504,457
Segment (loss) income before (benefit) provision for income taxes	(220,178)	(9,576)	(504,011)	5,594
(Benefit) provision for income taxes	(75,781)	7,813	(151,870)	32,554
Segment net loss	$(144,397)	$(17,389)	$(352,141)	$(26,960)
Net earned premiums:
Individual	$463,525	$421,625	$1,466,008	$1,148,933
Small employer group	87,676	105,080	279,378	305,793
Total	$551,201	$526,705	$1,745,386	$1,454,726
Insured lives by product line:
Individual			692	839
Small employer group			137	124
Total			829	963
Ratios:
Loss ratio (1)	120.5%	81.7%	108.5%	78.1%
Expense ratio (2)	22.7%	23.2%	23.6%	24.8%
Combined ratio (3)	139.9%	103.3%	129.2%	101.5%

_______________________

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

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
For the Third Quarter 2015 and Nine Months 2015, we recorded reinsurance contributions of $2,421 and $7,723, respectively, and reinsurance recoveries of $84,347 and $186,890, respectively, in our consolidated statements of operations. As of September 30, 2015, we recorded reinsurance contributions payable of $8,706 and reinsurance recoverables of $226,989 on our consolidated balance sheets. During Third Quarter 2015 we collected $236,882 under the 2014 program. Contributions and recoveries for the 2015 program are scheduled to be settled in 2016. Included in the $186,890 of reinsurance recoveries is a $(21,444) change in our December 31, 2014 estimate pertaining to the 2014 program and $208,334 associated with the 2015 program. 2014 reinsurance recovery amounts are based on final notification from the Centers for Medicare and Medicaid Services ("CMS").
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
For Third Quarter 2015 and Nine Months 2015, we recorded net risk adjustment premiums of $44,212 and $135,306, respectively, in our consolidated statements of operations. As of September 30, 2015, we carried net risk adjustment receivables of $172,721 on our consolidated balance sheets. During Third Quarter 2015 we collected $84,473 under the 2014 program. Payments and receipts for the 2015 program are scheduled to be settled in 2016. Included in the $135,306 of net risk adjustment premiums is a $(27,701) change in our December 31, 2014 estimate pertaining to the 2014 program and $163,007 associated with the 2015 program. 2014 risk adjustment receivable amounts are based on final notification from CMS.
Risk Corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors had no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015, however no net recoverable has been recorded for Third Quarter 2015 because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Loss
Segment net loss increased $127,008 to $144,397 for Third Quarter 2015 from $17,389 for Third Quarter 2014. The increase was primarily attributable to adverse claims development on 2015 individual major medical policies and premium deficiency reserve strengthening to account for estimated losses during the exit process. Third Quarter 2015 also includes $17,369 (after-tax) of severance and other exit- related costs.
Total Revenues
Total revenues increased $26,571, or 5%, to $572,181 for Third Quarter 2015 from $545,610 for Third Quarter 2014. Net earned premiums from our individual medical business increased $41,900 or 10%, mostly due to growth in the major medical product line. Net earned premiums from our small employer group business decreased $17,404, or 17%, due to policy lapses in the small group fully insured product, partially offset by sales of self funded products. Fees and other income increased $4,520, or 43%, due to growth of our self funded product.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $237,173, or 43%, to $792,359 for Third Quarter 2015 from $555,186 for Third Quarter 2014. Policyholder benefits increased $233,464, or 54%, primarily attributable to adverse claims development on 2015 individual major medical policies as well as increasing premium deficiency reserves, in excess of its expected release after the initial June 30, 2015 establishment. Selling, underwriting and general expenses increased $3,709, or 3%, primarily due to severance and other exit-related expenses, partially offset by decreased commission expense due to the discontinuance of sales.
For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Loss
Segment net loss increased $325,181, to $352,141 for Nine Months 2015 from $26,960 for Nine Months 2014. The increase was primarily attributable to higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and $154,415 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.
Total Revenues
Total revenues increased $303,359, or 20%, to $1,813,410 for Nine Months 2015 from $1,510,051 for Nine Months 2014. Net earned premiums from our individual medical business increased $317,075, or 28%, mostly due to growth in the major medical product line. Net earned premiums from our small employer group business decreased $26,415, or 9%, due to policy lapses in the small group fully insured product, partially offset by sales of self funded products. Fees and other considerations increased $20,349, or 73%, due to growth of our self funded product.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $812,964, or 54%, to $2,317,421 for Nine Months 2015 from $1,504,457 for Nine Months 2014. Policyholder benefits increased $757,936, or 67%, primarily attributable to higher loss experience and adverse claims development on 2015 individual major medical policies as well as the establishment and increase of premium deficiency reserves. During the period ended June 30, 2015, a $122,488 premium deficiency reserve was established. This reserve was further increased by $46,613 during Third Quarter 2015. Selling, underwriting and general expenses increased $55,028, or 15%, due to severance retention costs, long-lived asset impairments and similar exit and disposal costs.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net earned premiums	$265,890	$263,703	$801,976	$788,192
Net investment income	26,440	28,594	84,281	89,649
Fees and other income	6,213	6,305	18,947	18,332
Total revenues	298,543	298,602	905,204	896,173
Benefits, losses and expenses:
Policyholder benefits	182,499	177,850	560,999	533,244
Selling, underwriting and general expenses	99,210	100,318	294,451	297,643
Total benefits, losses and expenses	281,709	278,168	855,450	830,887
Segment income before provision for income taxes	16,834	20,434	49,754	65,286
Provision for income taxes	6,396	7,333	17,900	23,838
Segment net income	$10,438	$13,101	$31,854	$41,448
Net earned premiums:
Group dental	$98,167	$98,576	$298,468	$294,091
Group disability	99,768	102,242	299,823	307,682
Group life	51,109	50,184	153,994	150,267
Group supplemental and vision products	16,846	12,701	49,691	36,152
Total	$265,890	$263,703	$801,976	$788,192
Voluntary	$118,906	$111,179	$358,451	$328,398
Employer-paid and other	146,984	152,524	443,525	459,794
Total	$265,890	$263,703	$801,976	$788,192
Ratios:
Loss ratio (1)	68.6%	67.4%	70.0%	67.7%
Expense ratio (2)	36.5%	37.2%	35.9%	36.9%
_______________________

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

As announced on September 9, 2015, the Company has entered into a definitive agreement to sell the Assurant Employee Benefits segment.
For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Income
Segment net income decreased $2,663, or 20%, to $10,438 for Third Quarter 2015 from $13,101 for Third Quarter 2014. The decrease was primarily attributable to less favorable dental and disability loss experience.
Total Revenues
Total revenues were relatively flat at $298,543 for Third Quarter 2015 compared with $298,602 for Third Quarter 2014. Third Quarter 2015 net earned premiums increased $2,187, or 1%. The increase in net earned premiums was primarily driven by voluntary products, which increased $7,727, or 7%, partially offset by declines in employer paid products. Net investment income decreased $2,154, or 8%, primarily due to lower investment yields and lower average invested assets.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $3,541, or 1%, to $281,709 for Third Quarter 2015 from $278,168 for Third Quarter 2014. The loss ratio increased to 68.6% from 67.4% primarily driven by unfavorable dental and disability loss experience partially offset by favorable life loss experience. The expense ratio decreased to 36.5% in Third Quarter 2015 compared to 37.2% in Third Quarter 2014 due to ongoing expense savings initiatives.
For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Income
Segment net income decreased $9,594, or 23%, to $31,854 for Nine Months 2015 from $41,448 for Nine Months 2014. The decrease is primarily attributable to less favorable disability and life loss experience and lower net investment income.
Total Revenues
Total revenues increased $9,031, or less than 1%, to $905,204 for Nine Months 2015 from $896,173 for Nine Months 2014. Nine Months 2015 net earned premiums increased 2% or $13,784 primarily due to voluntary products, which increased $30,053, or 9%, partially offset by declines in employer paid products. Net investment income decreased 6% or $5,368 mainly due to by lower investment income from real estate joint venture partnerships as well as lower investment yields and lower average invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $24,563, or 3%, to $855,450 for Nine Months 2015 from $830,887 for Nine Months 2014. The loss ratio increased to 70.0% from 67.7% primarily due to less favorable disability and life loss experience. The expense ratio decreased to 35.9% for Nine Months 2015 from 36.9% for Nine Months 2014 primarily due to ongoing expense savings initiatives.

Assurant Corporate & Other
The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$5,585	$4,631	$15,657	$14,492
Net realized gains on investments	6,203	17,744	22,157	43,582
Amortization of deferred gain on disposal of businesses	3,243	3,645	9,743	10,949
Fees and other income	242	305	15,646	428
Total revenues	15,273	26,325	63,203	69,451
Benefits, losses and expenses:
Selling, underwriting and general expenses	37,481	37,121	88,210	92,349
Interest expense	13,779	13,776	41,335	44,617
Total benefits, losses and expenses	51,260	50,897	129,545	136,966
Segment loss before benefit for income taxes	(35,987)	(24,572)	(66,342)	(67,515)
Benefit for income taxes	(23,222)	(12,579)	(44,943)	(42,548)
Segment net loss	$(12,765)	$(11,993)	$(21,399)	$(24,967)
For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Loss
Segment net loss increased $772, or 6%, to $12,765 for Third Quarter 2015 compared with $11,993 for Third Quarter 2014. The increase was mainly attributable to lower net realized gains on investments, partially offset by a change in tax liabilities, including a $16,025 tax benefit related to our sale of certain non-insurance legal entities to National General Holdings Corp. See Note 5 the Notes to the Consolidated Financial statements for more information.
Total Revenues
Total revenues decreased $11,052, or 42%, to $15,273 for Third Quarter 2015 compared with $26,325 for Third Quarter 2014. The decrease was primarily related to a $11,541 decrease in net realized gains on investments.
Total Benefits, Losses and Expenses
Total expenses remained relatively consistent at $51,260 for Third Quarter 2015 compared with $50,897 for Third Quarter 2014.
For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Loss
Segment net loss improved $3,568, or 14%, to $21,399 for Nine Months 2015 compared with $24,967 for Nine Months 2014. The improvement was primarily due to $9,935 (after-tax) payment received from a buyer of a previously owned subsidiary, lower employee-related benefit costs and decreased interest expense, primarily due to the previously disclosed repayment of the 2004 Senior Notes. These items were partially offset by lower net realized gains on investments.
Total Revenues
Total revenues decreased $6,248, or 9%, to $63,203 for Nine Months 2015 compared with $69,451 for Nine Months 2014. The decrease is primarily related to lower net realized gains on investments, partially offset by a $15,285 payment received from a buyer of a previously owned subsidiary mentioned above.
Total Benefits, Losses and Expenses
Total expenses decreased $7,421, or 5%, to $129,545 for Nine Months 2015 compared with $136,966 for Nine Months 2014. The decrease is primarily due to lower employee-related benefit costs and interest expense primarily due to the repayment of the 2004 Senior Notes with an aggregate principal amount of $500,000 on February 18, 2014.

Investments
The Company had total investments of $13,499,602 and $14,131,452 as of September 30, 2015 and December 31, 2014, respectively. Net unrealized gains on our fixed maturity portfolio decreased $327,757 during Nine Months 2015, from $1,215,074 at December 31, 2014 to $887,317 at September 30, 2015. This decrease was mainly due to an increase in credit spreads offset by a decrease in treasury yields. For more information on our investments see Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2015		December 31, 2014
Aaa / Aa / A	$6,549,399	63.5%	$7,314,208	65.0%
Baa	3,154,822	30.6%	3,255,505	28.9%
Ba	410,253	4.0%	432,203	3.8%
B and lower	199,455	1.9%	261,258	2.3%
Total	$10,313,929	100.0%	$11,263,174	100.0%
Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturity securities	$119,999	$129,782	$367,282	$393,302
Equity securities	7,544	7,197	22,349	20,772
Commercial mortgage loans on real estate	18,030	18,997	53,176	56,034
Policy loans	640	778	1,867	2,087
Short-term investments	418	697	1,299	1,277
Other investments	3,428	6,108	27,277	29,470
Cash and cash equivalents	4,510	4,860	13,005	13,981
Total investment income	154,569	168,419	486,255	516,923
Investment expenses	(5,803)	(6,410)	(17,430)	(19,348)
Net investment income	$148,766	$162,009	$468,825	$497,575
Net investment income decreased $13,243 or 8% to $148,766 for Third Quarter 2015, compared with $162,009 for Third Quarter 2014. Net investment income decreased $28,750, or 6%, to $468,825 for Nine Months 2015 compared with $497,575 for Nine Months 2014. The decrease for both periods is mainly attributable to lower investment yields.
As of September 30, 2015, the Company owned $172,948 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $160,031 of municipal securities, whose credit rating was A+ with the guarantee, but which would have had a rating of A without the guarantee.
The Company has exposure to sub-prime and related mortgages within our fixed maturity securities portfolio. At September 30, 2015, approximately 2% of our residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 9% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.
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
As of September 30, 2015 and December 31, 2014, our collateral held under securities lending agreements, the use of which is unrestricted, was $51,034 and $95,985, respectively, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. Our liability to the borrower for collateral received was $51,034 and $95,986, respectively, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.
As of September 30, 2015, all of the obligation under securities agreements is invested in corporate fixed maturities and money market funds with a remaining contractual maturity of one year or less.
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
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. This in turn, could negatively affect our capital resources. During 2015, the Company announced that it will exit the health insurance market and has signed a definitive agreement to sell its Assurant Employee Benefits segment. As a result of these announcements, the following actions were taken by the rating agencies:
A.M. Best

•	Ratings of Union Security Insurance Company and Union Security Life Insurance Company of New York were placed under review with negative implications.

•	Ratings of Assurant’s rated dental HMOs were placed under review with positive implications.

•	Ratings of John Alden Insurance Company and Time Insurance Company were downgraded from A- to B+.
Moody's Investor Services ("Moody's")

•	Rating of Union Security Insurance Company was affirmed and the outlook revised from developing to stable.

•	Ratings of John Alden Life Insurance Company and Time Insurance Company were downgraded from Baa2 to Ba1, and the outlook revised to negative.

•
Ratings of Assurant's Senior Debt (Baa2), American Security Insurance Company (A2), American Bankers Insurance Company of Florida (A2) and American Bankers Life Assurance Company of Florida (A3) were affirmed with a stable outlook.

Standard and Poor’s (“S&P”)

•	Union Security Insurance Company (A-) was placed on CreditWatch positive.

•	Ratings of John Alden Life Insurance Company and Time Insurance Company were downgraded from BBB to BB+. affirmed and the outlook revised from stable to negative.

•
Ratings of Assurant's Senior Debt (BBB+), American Bankers Insurance Company of Florida (A), American Bankers Life Assurance Company of Florida (A), American Memorial Life Insurance Company (A) and American Security Insurance Company (A) were affirmed with a stable outlook.

No actions were taken on Assurant’s debt rating and other financial strength ratings by any of the agencies and these ratings remain unchanged. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2014 Annual Report on Form 10-K.
For 2015, the maximum dividends our U.S. domiciled insurance subsidiaries could pay without prior regulatory approval is approximately $476,000.

Liquidity
As of September 30, 2015, we had $520,598 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $654,762 that we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $520,598 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company by its operating companies were $172,553 for Nine Months 2015. In 2014, dividends, net of infusions, made to the holding company from its operating companies were $453,485, and used primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $271,324 and $295,765 during Nine Months 2015 and the year ended December 31, 2014, respectively. We expect operating segment dividends, excluding Assurant Health, to exceed segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. We also expect additional infusions into Assurant Health depending on run-off capital ratio targets, potential changes in estimates for exit-related costs, future experience on major medical policies, recoverables under Affordable Care Act risk-mitigation programs as well as timing and amount of expense reductions during the course of the wind down.
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
We paid dividends of $0.30 per common share on September 15, 2015 to stockholders of record as of August 31, 2015. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
As of December 31, 2014, there was $486,670 remaining under the total repurchase authorization. On September 9, 2015, our Board of Directors authorized the Company to repurchase up to an additional $750,000 of its outstanding common stock. During the nine months ended September 30, 2015, we repurchased 3,259,929 shares of our outstanding common stock at a cost of $210,353, exclusive of commissions. As of September 30, 2015, $1,026,317 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next 12 months, including the ability to pay interest on our Senior Notes and dividends on our common shares.
Retirement and Other Employee Benefits
Our qualified pension benefits plan (the “Plan”) was under-funded by $61,552 and $28,956 (based on the fair value of Plan assets compared to the projected benefit obligation) at September 30, 2015 and December 31, 2014, respectively. This equates to a 93% and 97% funded status at September 30, 2015 and December 31, 2014, respectively.
In prior years we established a funding policy in which service cost plus 15% of qualified plan deficit will be contributed annually. During Nine Months 2015, we contributed $10,750 in cash to the Plan. Due to the Plan's current funding status, no additional cash is expected to be contributed to the Plan over the remainder of 2015.
Commercial Paper Program
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-2 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at September 30, 2015, due to $4,040 of outstanding letters of credit related to this program.
On September 16, 2014, we entered into a five-year unsecured $400,000 revolving credit agreement, as amended by Amendment No. 1, dated as of March 5, 2015 ("2014 Credit Facility") with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces our prior four-year $350,000 revolving credit facility ("2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided we are in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.
We did not use the commercial paper program during the three months ended September 30, 2015 or 2014, and there were no amounts relating to the commercial paper program outstanding at September 30, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at September 30, 2015.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2015, we were in compliance with all covenants, minimum ratios, and thresholds.
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
Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $5,747 and $5,745 for the three months ended September 30, 2015 and 2014, respectively, and $17,240 and $17,234 for the nine months ended September 30, 2015 and 2014, respectively. There was $948 of accrued interest at both September 30, 2015 and 2014. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.
In addition, during 2014, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.
Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $8,032 and $8,031 for the three months ended September 30, 2015 and 2014, respectively, and $24,095 and $27,383 for the nine months ended September 30, 2015 and 2014, respectively. There was $4,008 of accrued interest at both September 30, 2015 and 2014. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2015	2014
Operating activities (1)	$480,238	$495,904
Investing activities	70,374	(143,528)
Financing activities	(325,332)	(658,294)
Net change in cash	$225,280	$(305,918)

____________________

(1)	Includes effect of exchange rate changes on cash and cash equivalents and the classification of assets held for sale.
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
Net cash provided by operating activities was $480,238 and $495,904 for Nine Months 2015 and Nine Months 2014, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments. This is partially offset by amounts recovered under the 3 Rs program.
Net cash provided by (used in) investing activities was $70,374 and $(143,528) for Nine Months 2015 and Nine Months 2014, respectively. The increase in cash provided by investing activities was primarily due to higher sales of fixed maturity securities and the sale of ARIC to Global Indemnity Group Inc. during First Quarter 2015. These increases are partially offset by changes in our short-term investments.
Net cash used in financing activities was $325,332 and $658,294 for Nine Months 2015 and Nine Months 2014, respectively. The change in cash used in financing activities was primarily due to the First Quarter 2014 repayment of $467,330 of senior debt, which represents $500,000 in principal less amounts repurchased in 2013.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
Interest paid on debt	$54,812	$68,875
Common stock dividends	60,906	58,382
Total	$115,718	$127,257
Letters of Credit
In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $20,100 and $17,871 of letters of credit outstanding as of September 30, 2015 and December 31, 2014.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2014 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended September 30, 2015, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, please refer to “Item 1A-Risk Factors” included in our 2014 Annual Report on Form 10-K and 2015 First and Second Quarter Quarterly Reports on Form 10-Q. There have been no material changes during Third Quarter 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

Period in 2015	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	529,100	$65.51	529,100	$452,018
February 1-28	120,000	61.07	120,000	444,691
March 1-31	645,000	61.50	645,000	405,035
April 1-30	640,000	61.20	640,000	365,878
May 1-31	472,000	64.89	472,000	335,257
June 1-30	482,586	67.19	482,586	302,841
July 1-31	303,807	70.98	303,807	281,284
August 1-31	67,436	73.67	67,436	276,317
September 1-30	—	—	—	1,026,317
Total	3,259,929	$64.55	3,259,929	$1,026,317

(1)
Shares purchased pursuant to the November 15, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization announced on September 9, 2015 for the repurchase of up to an additional $750,000 of outstanding common stock. See Note 11 of the Notes to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference.

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

2.1
Master Transaction Agreement, dated as of September 9, 2015, by and between Assurant, Inc. and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed on September 10, 2015).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 3, 2015	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: November 3, 2015	By:	/s/ CHRISTOPHER J. PAGANO
	Name:	Christopher J. Pagano
	Title:	Executive Vice President, Chief Financial Officer and Treasurer