Form 10-K
period 2015-12-31
ASSURANT INC
filed 2016-02-16
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,458 million at June 30, 2015 based on the closing sale price of $67.00 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 10, 2016 was 64,777,357.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2016 (2016 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

 Some statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. Assurant, Inc. ("the Company") undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described under “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management:

i.
actions by governmental agencies or government sponsored entities or other circumstances, including pending regulatory matters affecting our lender-placed insurance business, that could result in reductions of premium rates or increases in expenses, including claims, fines, penalties or other expenses;

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

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
Assurant safeguards clients and consumers when the unexpected occurs. A global provider of specialty protection products and related services, Assurant operates in North America, Latin America, Europe and other select worldwide markets through four operating segments. Assurant Solutions, Assurant Specialty Property, Assurant Health and Assurant Employee Benefits partner with clients who are leaders in their industries to provide consumers peace of mind and financial security. Our diverse range of products and services include mobile device protection products and services; extended service products and related services for consumer electronics, appliances and vehicles; pre-funded funeral insurance; lender-placed homeowners insurance; property preservation and valuation services; flood insurance; renters insurance and related products; debt protection administration; credit insurance; manufactured housing homeowners insurance; group dental insurance; group disability insurance; and group life insurance.
As previously announced, the Company will substantially exit the health insurance market in 2016 and has signed a definitive agreement to sell its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada ("Sun Life"), a subsidiary of Sun Life Financial Inc. This transaction is expected to close by the end of the first quarter of 2016. See Note 3 and Note 4, respectively, contained elsewhere in the report for more information.
Assurant’s vision is to be the premier provider of specialty protection products and related services in North America, Latin America, Europe and other select worldwide markets. To achieve this vision, we focus on the following areas:
Building and managing a portfolio of specialty insurance businesses and related services – Our operating segments are focused on serving specific sectors of the housing and lifestyle protection market. We continue to develop and add specialty market capabilities where we can meet unserved consumers’ needs, achieve superior returns, and leverage enterprise resources.
Leveraging a set of core capabilities for competitive advantage – We apply our core capabilities to create competitive advantages – managing risk; managing relationships with large distribution partners; and integrating complex administrative systems. These core capabilities represent areas of expertise that are advantages within each of our businesses. We seek to generate attractive returns by building on specialized market knowledge, well-established distribution relationships and, in some businesses, economies of scale.
Identifying and adapting to evolving market needs – Assurant’s businesses strive to adapt to changing market conditions by tailoring product and service offerings to specific client and customer needs. By understanding consumer dynamics in our core markets, we seek to design innovative products and services that will enable us to sustain long-term profitable growth and market leading positions.
Strategic capital deployment – We deploy capital to invest in our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our capital. Our mergers, acquisitions and business development process targets new business and capabilities that complements or supports our business model.
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
Competitors of Assurant Solutions and Assurant Specialty Property include insurance companies, financial institutions and mobile device repair and logistics companies. Historically, Assurant Health’s main competitors were other health insurance companies, Health Maintenance Organizations (“HMOs”) and the Blue Cross/Blue Shield plans in states where we sold business. Assurant Employee Benefits’ competitors include other benefit and life insurance companies, dental managed care entities and not-for-profit dental plans.

Segments
For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 22 to the Notes to the Consolidated Financial Statements included elsewhere in this report.
Assurant Solutions

	For the Years Ended
	December 31, 2015	December 31, 2014
Net earned premiums for selected product groupings:
Extended service contracts and warranties - domestic (1)	$1,644,352	$1,631,339
Extended service contracts and warranties - international (1)	802,477	850,454
Preneed life insurance	60,403	61,093
Credit insurance - domestic	132,130	160,794
Credit insurance - international	254,211	318,104
Other	122,273	107,084
Total	$3,015,846	$3,128,868
Fees and other income	$785,611	$667,852
Segment net income	$197,183	$218,948
Combined ratio (2):
Domestic	95.1%	93.5%
International	102.8%	101.5%
Equity (3)	$2,035,772	$1,605,669

(1)	Extended service contracts include warranty contracts for products such as mobile devices, personal computers, consumer electronics, appliances, automobiles and recreational vehicles.

(2)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

(3)	Equity excludes accumulated other comprehensive income.

Products and Services
Assurant Solutions targets profitable growth in three key product areas: domestic and international extended service contracts (“ESCs”) and warranties, including mobile device protection; preneed life insurance; and international credit insurance.
ESC and Warranties: Through partnerships with leading retailers, mobile carriers and original equipment manufacturers (“OEMs”) and direct to consumer distribution, we underwrite and provide administrative services for ESCs and warranties. These contracts provide consumers with coverage on mobile devices, personal computers, consumer electronics, appliances, automobiles and recreational vehicles, protecting them from certain covered losses. We pay the cost of repairing or replacing customers’ property in the event of mechanical breakdown, accidental damage, and casualty losses such as theft, fire, and water damage. Our strategy is to provide service to our clients that addresses all aspects of the ESC or warranty, including program design and marketing strategy. We also provide administration, claims handling, logistics, and customer service. We believe that with both the required administrative infrastructure and insurance underwriting capabilities, we maintain a differentiated position in this marketplace.
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
In addition to the domestic market, we do business in Canada, the United Kingdom (“U.K.”), Ireland, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, France, Mexico, China, Colombia, Peru and South Korea. In these markets, we primarily sell consumer service contracts, including mobile device protection, and credit insurance products through agreements with financial institutions, retailers and mobile service providers. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market.
In 2014, we acquired CWI Group (“CWI”), a market-leading mobile administrator in France. This acquisition has strengthened Assurant Solutions’ market-leading capabilities in mobile device protection and expanded its distribution into independent retailers and the financial services affinity market in Europe.
In 2013, we acquired Lifestyle Services Group (“LSG”), a mobile phone insurance provider based in the U.K. This acquisition has allowed us to develop and expand our European mobile business platform. In addition, we made an investment in Ike Asistencia (“Iké”), a services assistance business with significant business in Mexico and other countries in Latin America. Iké primarily provides roadside assistance, home assistance, travel, mobile and other protection products. This investment has allowed us to expand our customer base and strengthen our presence in Latin America.
As of December 31, 2015 no single Assurant Solutions client accounted for 10% or more of our consolidated revenue. However, Assurant Solutions is dependent on a few clients, the loss of any one or more such clients could have a material adverse effect on the Company's results of operations and cash flows.
Underwriting and Risk Management
We write a significant portion of our contracts on a retrospective commission basis. This allows us to adjust commissions on the basis of claims experience. Under these commission arrangements, the compensation of our clients is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure.
Profits from our preneed life insurance programs are generally earned from interest rate spreads - the difference between the death benefit growth rates on underlying policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we regularly adjust pricing to reflect changes in new money yields.
Assurant Specialty Property

	For the Years Ended
	December 31, 2015	December 31, 2014
Net earned premiums by major product grouping:
Homeowners (lender-placed and voluntary)	$1,425,799	$1,743,965
Manufactured housing (lender-placed and voluntary)	165,657	237,576
Other (1)	453,245	524,556
Total	$2,044,701	$2,506,097
Fees and other income	$405,545	$301,048
Segment net income	$307,705	$341,757
Loss ratio (2)	38.6%	43.3%
Expense ratio (3)	52.7%	46.5%
Combined ratio (4)	84.9%	85.2%
Equity (5)	$1,351,122	$1,264,216

(1)	Other primarily includes multi-family housing, lender-placed flood, and miscellaneous insurance products.

(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

(5)	Equity excludes accumulated other comprehensive income.

Products and Services
Assurant Specialty Property targets profitable growth in lender-placed homeowners insurance, and adjacent niches such as multi-family housing insurance; lender-placed and voluntary flood insurance; home appraisal, inspection and preservation; receivables management for property management companies; and other property risk management services.
Lender-placed and voluntary homeowners insurance: The largest product line within Assurant Specialty Property is homeowners insurance, consisting principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance coverage is not limited to the outstanding loan balance; it provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is often based on the last known insurance coverage under the prior policy for the property and provides replacement cost coverage on the property and thus ensures that a home can be repaired or rebuilt in the event of damage. It protects both the lender’s interest and the borrower’s interest and equity. We also provide insurance on foreclosed properties managed by our clients. This type of insurance is Real Estate Owned (“REO”) insurance. The lender-placed homeowners and REO markets experienced significant growth in prior years as a result of the housing crisis, but they are now declining.
In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last-known insurance carrier or agent through phone calls and written correspondence. This process takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. The percentage of insurance policies placed to loans tracked represents our placement rates. The homeowner is still encouraged, and always maintains the option, to obtain or renew the insurance of his or her choice.
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
Other insurance and mortgage services: We have developed products and services in adjacent and emerging markets, such as lender-placed and voluntary flood insurance, multi-family housing insurance and mortgage property risk management services. In 2013, we acquired Field Asset Services (“FAS”), a company that leverages its nationwide network of independent contractors to perform property preservation, restoration and inspection services for mortgage servicing clients and investors. In 2014, we acquired StreetLinks, a leader in valuation solutions and technologies, which is among the largest independent appraisal management companies in the United States. Also, in 2014, we acquired eMortgage Logic, a leading provider of property broker price opinions assisting mortgage servicing clients with determining property values. The acquisitions of FAS, Streetlinks and eMortgage Logic comprise our Mortgage Solutions business. We are also one of the largest administrators for the U.S. Government under the voluntary National Flood Insurance Program, for which we earn a fee for collecting premiums and processing claims. This business is 100% reinsured to the U.S. Government.
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
As of December 31, 2015 no single Assurant Specialty Property client accounted for 10% or more of our consolidated revenue. However, Assurant Specialty Property is dependent on a few clients, the loss of any one or more such clients could have a material adverse effect on the Company's results of operations and cash flows.
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
Assurant Health

	For the Years Ended
	December 31, 2015	December 31, 2014
Net earned premiums:
Individual	$1,895,970	$1,544,968
Small employer group	327,726	400,484
Total	$2,223,696	$1,945,452
Fees and other income	$54,622	$40,016
Segment net loss	$(367,907)	$(63,748)
Loss ratio (1)	103.5%	81.0%
Expense ratio (2)	23.2%	25.0%
Combined ratio (3)	124.2%	104.3%
Equity (4)	$574,230	$443,385

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

(4)	Equity excludes accumulated other comprehensive income.

Products and Services
After a comprehensive review of strategic alternatives, the Company decided to exit the health insurance market as it focuses on its housing and lifestyle protection offerings. Assurant began to wind down its major medical operations in June 2015, and the Company expects to substantially complete its exit of the health insurance market by the end of 2016.
Until we put Assurant Health in run-off in 2015, it competed in the individual and small-group medical insurance markets by offering major medical insurance, short-term medical insurance, and supplemental coverage options to individuals and families. Our products were offered with different plan options to meet a broad range of customer needs, levels of affordability and to meet the requirements of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”). Assurant Health also offered medical insurance to small employer groups.
Individual Medical: Assurant Health provided medical insurance products to individuals, primarily between the ages of 18 and 64, and their families, who did not have employer-sponsored coverage. We offered a wide variety of benefit plans at different price points, which allow customers to tailor their coverage to fit their unique needs. These plans include those with the essential health benefits required under the Affordable Care Act, as well as supplemental products.
Small Employer Group Medical: Assurant Health provided group medical insurance to small companies with two to fifty employees, although larger employer coverage is available. We offered fully insured products with the essential health benefits required by the Affordable Care Act, as well as self-funded employer options and individual products sold through the workplace.
On October 1, 2015, we sold our supplemental and small-group self funded lines of business and certain assets to National General Holdings Corp. ("National General") for cash consideration of $14,000.
In March 2012, we entered into a new provider network arrangement with Aetna Signature Administrators ® (“Aetna”). This multi-year agreement provides our major medical customers with access to more than one million health care providers and 7,500 hospitals nationwide.
Marketing and Distribution
Until we put Assurant Health in run-off in 2015, our health insurance products were principally marketed through a network of independent agents. We also marketed through a variety of exclusive and non-exclusive national account relationships and direct distribution channels.
Underwriting and Risk Management
Following the passage of the Affordable Care Act, many of the traditional risk management techniques used to manage the risks of providing health insurance have become less relevant. Assurant Health took steps to adjust its products, pricing and business practices to comply with the new requirements. Following the announcement of the Company's decision to exit the health insurance market, sales of new health insurance policies have ended.
Please see “Management’s Discussion and Analysis - Assurant Health” and “Risk Factors - Risks Related to our Industry - Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable” for further details.
Assurant Employee Benefits

	For the Years Ended
	December 31, 2015	December 31, 2014
Net Earned Premiums:
Group disability	$398,172	$409,028
Group dental	396,925	392,502
Group life	204,526	200,285
Group supplemental and vision products	67,131	49,910
Total	$1,066,754	$1,051,725
Voluntary	$478,588	$441,479
Employer-paid and other	588,166	610,246
Total	$1,066,754	$1,051,725
Fees and other income	$25,006	$24,204
Segment net income	$47,322	$48,681
Loss ratio (1)	68.4%	68.2%
Expense ratio (2)	36.5%	37.1%
Equity (3)	$532,332	$540,964

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(3)	Equity excludes accumulated other comprehensive income.

On September 9, 2015, the Company agreed to sell its Assurant Employee Benefits Segment business to Sun Life. The transaction is expected to close by the end of the first quarter of 2016.
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
Marketing and Distribution
Our products and services are distributed through a group sales force located in 32 offices near major metropolitan areas. Our sales representatives distribute our products and services through independent brokers and employee-benefits advisors. Daily account management is provided through local sales offices, further supported by a centralized home office customer service department. Broker compensation in some cases includes an annual performance incentive, based on volume and retention of business.
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
Ratings
Independent rating organizations periodically review the financial strength of insurers, including our insurance subsidiaries. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. These ratings are not applicable to our common stock or debt securities. Ratings are an important factor in establishing the competitive position of insurance companies.
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
For further information on the risks of ratings downgrades, see “Item 1A - Risk Factors - Risks Related to our Company - A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”
The following table summarizes our financial strength ratings and outlook of our domestic operating insurance subsidiaries as of December 31, 2015:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Outlook	(4)	(5)	(6)
Company
American Bankers Insurance Company	A	A2	A
American Bankers Life Assurance Company	A-	A3	A
American Memorial Life Insurance Company	A-	N/A	A
American Security Insurance Company	A	A2	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
John Alden Life Insurance Company	B+	Ba1	BB+
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Time Insurance Company	B+	Ba1	BB+
UDC Dental California	A-	N/A	N/A
Union Security Dental Care New Jersey	A-	N/A	N/A
Union Security Insurance Company	A-	A3	A-
Union Security Life Insurance Company of New York	A-	N/A	N/A
United Dental Care of Arizona	A-	N/A	N/A
United Dental Care of Colorado	A-	N/A	N/A
United Dental Care of Michigan	NR	N/A	N/A
United Dental Care of Missouri	A-	N/A	N/A
United Dental Care of New Mexico	A-	N/A	N/A
United Dental Care of Ohio	NR	N/A	N/A
United Dental Care of Texas	A-	N/A	N/A
United Dental Care of Utah	NR	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)
A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A- fall under the “excellent” category, which is the second highest of ten ratings categories. Ratings of B+ fall under the "good" category, which is the third highest of ten ratings categories.

(2)
Moody’s insurance financial strength ratings range from “Aaa” (exceptional) to “C” (extremely poor). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of A2 and A3 are considered “good” and fall within the third highest of the nine ratings categories. Ratings of Ba1 are subject to substantial credit risk and fall within the fifth highest of the nine ratings categories.

(3)
S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A and A- (strong) and BB+ (vulnerable) are within the third and fifth highest of the nine ratings categories, respectively.

(4)
A.M. Best has a stable outlook on all of the ratings of the above entities, except for Union Security Insurance Company and Union Security Life Insurance Company of New York, which are under review with negative implications, and the dental HMO entities, which are under review with positive implications.

(5)	Moody's has a stable outlook on all of the ratings of the above entities, except for John Alden Life Insurance Company and Time Insurance Company, which have a negative outlook.

(6)	S&P has a stable outlook on all of the ratings of the above entities, except for Union Security Insurance Company, which is on Creditwatch Positive.

Enterprise Risk Management
As an insurer, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A, “Risk Factors.” Enterprise risk management (“ERM”) is, therefore, a key component of our business strategies, policies, and procedures. Our ERM process is an iterative approach with the following key phases:

1.	Risk identification;

2.	High-level estimation of risk likelihood and severity;

3.	Risk prioritization at the business and enterprise levels;

4.	Scenario analysis and detailed modeling of likelihood and severity of key enterprise risks;

5.	Use of quantitative results and subject matter expert opinion to help guide business strategy and decision making.
Through our ERM process and our enterprise risk quantification model, we monitor a variety of risk metrics on an ongoing basis, with a particular focus on impact to net income (both GAAP and Statutory), company value and the potential need for capital infusions to subsidiaries under severe stress scenarios. The analysis of capital under stress scenarios informs our capital management actions and helps ensure our continued ability to pay policyholder benefits.
The Company’s ERM activities are coordinated by an Enterprise Risk Management Committee (“ERMC”), which includes managers from across the Company with knowledge of the Company’s business activities, including representation from the Compliance, Actuarial, Information Technology, Finance, Internal Audit and Asset Management departments. The ERMC develops risk assessment and risk management policies and procedures. It facilitates the identification, reporting and prioritizing of risks faced by the Company, and is responsible for promoting a risk-aware culture throughout the organization. The ERMC also coordinates with each of the Company’s Business Unit Risk Committees (“BURCs”), which meet regularly and are responsible for the identification of significant risks affecting their respective business units.
Our Board of Directors and senior management are responsible for overseeing significant enterprise risks. The ERMC presents its work periodically to the Board of Directors and its Finance and Investment Committee.
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
Regulation
The Company is subject to extensive federal, state and international regulation and supervision in the jurisdictions where it does business. Regulations vary from jurisdiction to jurisdiction. In 2015, the Company announced a strategic realignment of its portfolio to focus on specialty housing and lifestyle protection products and services. As a result of the partial sale of Assurant Health and the runoff of the remaining business and the impending sale of Assurant Employee Benefits, a number of regulations are or will soon be no longer relevant for Assurant. The following is a summary of significant regulations that apply to our businesses, and where applicable, our health business wind-down operations, but is not intended to be a comprehensive review of every regulation to which the Company is subject. For information on the risks associated with regulations applicable to the Company, please see Item 1A, “Risk Factors.”
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
Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions where they do business. In general, these regulations are designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various states and other jurisdictions establish insurance departments with broad powers with respect to such things as:

•	licensing;

•	capital, surplus and dividends;

•	underwriting requirements and limitations (including, in some cases, minimum or target loss ratios);

•	entrance into and exit from states;

•	introduction, cancellation and termination of certain coverages;

•	statutory accounting and annual statement disclosure requirements;

•	product types, policy forms and mandated insurance benefits;

•	premium rates;

•	fines, penalties and assessments;

•	claims practices, including occasional regulatory requirements to pay claims on terms other than those mandated by underlying policy contracts;

•	transactions between affiliates;

•	the form and content of disclosures to consumers;

•	the type, amounts and valuation of investments;

•	annual tests of solvency and reserve adequacy;

•	assessments or other surcharges for guaranty funds and the recovery of assessments through premium increases; and

•	market conduct and sales practices of insurers and agents.
     Dividend Payment Limitations. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. The ability to pay such dividends and to make such other payments is regulated by the states in which our subsidiaries are domiciled. These dividend regulations vary from state to state and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. For more information, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Requirements.”
 Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established certain risk-based capital standards applicable to life, health and property and casualty insurers. Risk-based capital, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items which in the NAIC’s view have greater underlying risk. The NAIC periodically reviews the risk-based capital formula and changes to the formula could occur in the future.
Investment Regulation. Insurance company investments must comply with applicable laws and regulations that prescribe the kind, quality and concentration of investments. These regulations require diversification of insurance company investment portfolios and limit the amount of investments in certain asset categories.
Financial Reporting. Regulators closely monitor the financial condition of licensed insurance companies. Our insurance subsidiaries are required to file periodic financial reports with insurance regulators. Moreover, states regulate the form and content of these statutory financial statements.
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

Insurance Regulatory Initiatives. The NAIC, state regulators and professional organizations have considered and are considering various proposals that may alter or increase state authority to regulate insurance companies and insurance holding companies. Please see Item 1A, “Risk Factors - Risks Related to Our Industry - Changes in regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
Federal Regulation
Patient Protection and Affordable Care Act. Although health insurance is generally regulated at the state level, the Affordable Care Act introduced a significant component of federal regulation for health insurers. Although the Assurant Health business is in run-off, some provisions of the Affordable Care Act continue to apply to us. In particular, provisions of the Affordable Care Act and related reforms include a requirement that we pay premium rebates to customers if the loss ratios for some of our product lines are less than specified percentages; changes in the benefits provided under some of our products; elimination of limits on lifetime and annual benefit maximums; a prohibition from imposing any pre-existing condition exclusion; limits on our ability to rescind coverage for persons who have misrepresented or omitted material information when they applied for coverage and, elimination of our ability to underwrite health insurance products with certain narrow exceptions; mandated essential health benefits; new and higher taxes and fees and limitations on the deductibility of compensation and certain other payments; and the need to operate with a lower expense structure at both the business segment and enterprise level. Additionally, under the Affordable Care Act, significant premium stabilization programs became effective in 2014. These reinsurance, risk adjustment, and risk corridor programs impose certain requirements on us, including, among other things, that we make contributions to fund the reinsurance program and, under some circumstances, risk transfer payments related to the risk adjustment program and payments to the Department of Health and Human Services related to the risk corridor program.
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
Outside the U.S., the Company operates in Canada, the U.K., Ireland, France, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Mexico and China and our businesses are supervised by local regulatory authorities of these jurisdictions. We also have business activities in Peru, Colombia and South Korea where we have gained access to these markets by registering certain entities, where required, to act as reinsurers.
Our operations in the U.K., for example, are subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Authorized insurers are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements.
We are also subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act of 1977 (the “FCPA”) regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices. In addition, the U.K. Anti-Bribery Act has wide applicability to certain activities that affect U.K. companies, their commercial activities in the U.K., and potentially that of their affiliates located outside of the U.K.
Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes additional group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges. The IAIS has announced that it expects by 2016 to develop a risk-based global insurance capital standard applicable to IAIGs, with full implementation beginning in 2019. As of December 31, 2015, Assurant meets the numerical criteria to qualify as an IAIG, but the decision whether to treat Assurant as an IAIG is left to the discretion of its domestic and foreign insurance regulators. Should such regulators decide to treat Assurant as an IAIG, Assurant will be subject to the additional requirements of ComFrame. At this time, we cannot predict whether our insurance regulators will treat us as an IAIG, and what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if we were subject to them.
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
Other Non-Insurance Regulation
As the Company continues to evolve its business mix to cover other non-insurance based products and services, it becomes subject to other legal and regulatory requirements, including regulations of the Consumer Financial Protection Bureau and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions.
Other Information
Customer Concentration
No one customer or group of affiliated customers accounts for 10% or more of the Company’s consolidated revenues.
Employees
We had approximately 16,700 employees as of January 31, 2016. Assurant Solutions has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov . These documents are also available at the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549. Further information on the operation of the Public Reference room can be found by calling the SEC at 1-800-SEC-0330. These documents are also available free of charge through the Investor Relations page of our website ( www.assurant.com ) as soon as reasonably practicable after filing. Other information found on our website is not part of this or any other report filed with or furnished to the SEC.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors.
Risks Related to Our Company
Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business.
The success of our business depends largely on our relationships and contractual arrangements with significant clients-including mortgage servicers, lenders, mobile device carriers, retailers, OEMs and others-and with brokers, agents and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, intermediaries or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. In addition, each of our Assurant Solutions and Assurant Specialty Property segments receives a substantial portion of its revenue from a few clients. As of December 31, 2015 no single client accounted for 10% or more of our consolidated revenue. However, a reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or of the Company. Examples of important business arrangement include, at Assurant Solutions, relationships with mobile device carriers, retailers and financial and other institutions through which we distribute our products, including an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. In Assurant Specialty Property, we have exclusive and non-exclusive relationships with certain mortgage lenders and manufactured housing lenders and property managers, and in turn we are eligible to insure properties securing loans guaranteed by or sold to government-sponsored entities (“GSEs”) and serviced by the mortgage loan servicers with whom we do business. In our lender-placed insurance business, the change in requirements for eligibility to insure properties securing loans of GSEs-and restrictions imposed by state regulators-could affect our ability to do business with certain mortgage loan servicers or the volume or profitability of such business. In addition, the transfer by mortgage servicer clients of loan portfolios to other carriers or the participation by other carriers in insuring or reinsuring lender-placed insurance risks that we have historically insured could materially reduce our revenues and profits from this business.
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
Significant competitive pressures could affect our results of operations.
We compete for customers and distributors with many insurance companies and other financial services companies for business and individual customers, employer and other group customers, agents, brokers and other distribution relationships, and with logistics and mobile device repair companies for the business of cell phone carriers and original equipment manufacturers. Some of our competitors may offer a broader array of products than our subsidiaries or have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources, or higher ratings.

Many of our insurance products, particularly our group benefits policies, are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors, rather than renewing coverage with us. As a result, competition may adversely affect the persistency of our policies, as well as our ability to sell products. In addition, some of our competitors may price their products below ours, putting us at a competitive disadvantage and potentially adversely affecting our revenues and results of operations.
Additionally, for Assurant Solutions, our ability to adequately and effectively price our products is affected by, among other things, the evolving nature of consumer needs and preferences and improvements in technology, which could cause us to reduce the price of products and services we offer. For Assurant Specialty Property, our lender-placed homeowners insurance program and certain of our manufactured housing products are not underwritten on an individual policy basis and our contracts with clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. Consequently, our inability to adequately monitor and provide for pricing adequacy for these products, subject to regulatory constraints, could potentially adversely affect our results of operations.
New competition and technological advancements could also cause the supply of insurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results. Although there are some impediments facing potential competitors who wish to enter the markets we serve, the entry of new competitors into our markets can occur, affording our customers significant flexibility in moving to other insurance providers.
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
A number of factors outside the Company's control could impair the Company's ability to close the sale of the Assurant Employee Benefits segment and complete the wind-down of the Assurant Health segment.
The sale of Assurant Employee Benefits and wind-down of Assurant Health involve a number of challenges, uncertainties and risks, including the risk related to the closing of the Assurant Employee Benefits transaction and regulatory risk related to the wind-down of Assurant Health.
Sales of our products and services may decline if we are unable to attract and retain sales representatives or to develop and maintain distribution sources.
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
General economic, financial market and political disruptions could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, continuing periods of high unemployment, or disruptive geopolitical events could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could also affect all of our business segments. Specifically, during periods of economic downturn:

•
individuals and businesses may (i) choose not to purchase our insurance products, warranties and other related products and services, (ii) terminate existing policies or contracts or permit them to lapse, and (iii) choose to reduce the amount of coverage they purchase;

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
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Whether calculated under GAAP, Statutory Accounting Principles (“SAP”) or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment; our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. From time to time, we also adjust our reserves, and may adjust our reserving methodology, as these factors and our claims experience changes. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations. Please see “Item 7 - Management’s Discussion & Analysis - Critical Accounting Policies & Estimates - Reserves” for additional detail on our reserves.
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
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates six of our domestic operating insurance subsidiaries and S&P rates seven of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. In 2015, Time Insurance Company and John Alden Life Insurance Company experienced multiple rating actions as a result of Assurant’s decision to exit the health insurance market in 2016 and higher than anticipated losses in 2015. The following actions took place: A.M. Best downgraded the companies from A- to B+, Moody’s downgraded the companies from Baa2 to Ba1 and revised the outlook to negative, and S&P downgraded the companies from BBB to BB+. A.M. Best also placed the ratings of Union Security Insurance Company and Union Security Life Insurance Company of New York under review with negative implications due to the possible diminished business profile of the entities after the close of the Assurant Employee Benefits sale.
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
As of December 31, 2015, contracts representing approximately 33% of Assurant Solutions’ and 27% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
Additionally, certain contracts in the DRMS business, representing approximately 5% of Assurant Employee Benefits’ net earned premiums for the year ended December 31, 2015 contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings of “A-” or better. DRMS clients may terminate the agreements and, in some instances, recapture in-force business if the ratings of applicable subsidiaries fall below “A-”.
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
For information on the significant international regulations that apply to our Company, please see Item 1, “Business - Regulation - International Regulation.”
Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, the results of our operations may be affected by foreign exchange rate fluctuations. To a large extent, we do not currently hedge foreign currency risk. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. For example, Argentina, a country in which Assurant Solutions operates, is currently undergoing a currency crisis. These fluctuations in currency exchange rates may result in gains or losses that materially and adversely affect our results of operations.
An impairment of goodwill or other intangible assets could materially affect our results of operations and book value.
Goodwill represented $833,512 of our $30,043,128 in total assets as of December 31, 2015. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7 - Management's Discussion and Analysis - Critical Factors Affecting Results - Value and Recoverability of Goodwill.” In addition, other intangible assets collectively represented $277,163 of our total assets as of December 31, 2015, and an impairment of these other intangible assets could have a material adverse effect on our profitability and book value per share.
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
Investment returns are an important part of our profitability. Significant fluctuations in the fixed maturity market could impair our profitability, financial condition and cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities prior to maturity, causing us to incur capital losses. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
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
Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 82% of the fair value of our total investments as of December 31, 2015.
The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Because all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our consolidated balance sheets. Their fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income from fixed maturity investments increases or decreases directly with interest rates. In addition, actual net investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An increase in interest rates will also decrease the net unrealized gains in our current investment portfolio.
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
Our preneed insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or rising inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment income that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Inflation Risk” for additional information.
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
Acquired businesses and new ventures may not provide us with the benefits that we anticipate. Acquisitions entail a number of risks including, among other things, inaccurate assessment of liabilities; difficulties in realizing projected efficiencies; synergies and cost savings; difficulties in integrating systems and personnel; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.
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
Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2015, fixed maturity securities represented 78% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations). These investments comprise approximately 5% of the fair value of our total investments as of December 31, 2015 and generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.
We currently invest in a small amount of equity securities (approximately 4% of the fair value of our total investments as of December 31, 2015). However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns but present greater risk to preservation of capital than our fixed maturity investments.
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
Our commercial mortgage loans on real estate investments (which represented approximately 9% of the fair value of our total investments as of December 31, 2015) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
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
Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may weaken our financial strength and reduce our profitability. For more information, please see Item 1, “Business - Regulation - Environmental Regulation.”
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
Our businesses are subject to a variety of privacy regulations and confidentiality obligations. If we do not comply with state and federal privacy and security laws and regulations, or contractual provisions, requiring us to protect confidential information and provide notice to individuals whose information is improperly disclosed, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), harm to our reputation and civil litigation, which could adversely affect our business and results of operations. As have other entities in the insurance industry, we have incurred and will continue to incur substantial costs in complying with the requirements of applicable privacy and security laws. For more information on the privacy and security laws that apply to us, please see Item 1, “Business - Regulation.”
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
As we continue to improve operating efficiencies across the business, we have outsourced and may outsource selected functions to third parties, including independent contractors. For example, we outsource certain key functions in our Mortgage Solutions businesses to certain independent contractors who we believe offer us expertise in this area, as well as scalability and cost effective services. We take steps to monitor and regulate the performance of these independent third parties to whom the Company has outsourced these functions. If these third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their operations, financial condition or other matters beyond our control, the Company’s operations, information, service standards, reputation and data could be compromised. In particular, if we are unable to attract and retain the necessary quality and number of contracts with enough independent contractors, or if changes in law or judicial decisions require such independent contractors to be classified as employees, our Mortgage Solutions businesses could be significantly adversely affected.
In addition, to the extent the Company outsources selected services or functions to third parties outside the U.S., the Company is exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and fluctuations in currency values and, potentially, increased risk of data breaches. For more information on the risks associated with outsourcing to international third parties, please see Item 1A, “Risk Factors - Risks Related to Our Company - We face risks associated with our international operations.” If third party providers do not perform as anticipated, we may not fully realize the anticipated economic and other benefits of this outsourcing, which could adversely affect our results of operations and financial condition.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.

Our information technology systems are vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Although we have network security measures in place, experienced computer programmers and hackers may be able to penetrate our network and misappropriate or compromise confidential information, create system disruptions or cause shutdowns.
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
Through reinsurance, we have sold businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
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
For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, please see “Item 7A - Quantitative and Qualitative Disclosures About Market Risks - Credit Risk.”

Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third party administrations and clients in Assurant Solutions and Assurant Specialty Property.
We are subject to the credit risk of some of the clients and agents with which we contract in Assurant Solutions and Assurant Specialty Property. For example, we advance agents' commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.
In addition, some of our clients, third party administrators and agents collect and report premiums or pay claims on our behalf. These parties' failure to remit all premiums collected or to pay claims on our behalf on a timely and accurate basis could have an adverse effect on our results of operations.
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
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2016 without regulatory approval, see “Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy.”
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
For a discussion of various laws and regulations affecting our business, please see Item 1, “Business - Regulation.”
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
From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	industry-wide investigations regarding business practices including, but not limited to, the use of the marketing of certain types of insurance policies or certificates of insurance;

•	actions by regulatory authorities that may restrict our ability to increase or maintain our premium rates, require us to reduce premium rates, imposes fines or penalties and result in other expenses;

•	market conduct examinations, for which we are required to pay the expenses of the regulator as well as our own expenses, and which may result in fines, penalties, or other adverse consequences;

•
disputes regarding our lender-placed insurance products including those relating to rates, agent compensation, consumer disclosure, continuous coverage requirements, loan tracking services and other services that we provide to mortgage servicers;

•	disputes over coverage or claims adjudication;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes with agents, brokers or network providers over compensation and termination of contracts and related claims;

•	disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities;

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage.
Further, actions by certain regulators may cause changes to the structure of the lender-placed insurance industry, including the arrangements under which we issue insurance and track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Assurant Specialty Property and the results of operations and financial condition of the Company. See Item 1, “Business - Regulation” and Item 7, “Management's Discussion and Analysis - Results of Operations - Assurant Specialty Property - Regulatory Matters.”
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

We participate in settlements on terms that we consider reasonable in light of the strength of our defenses; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, our ratings, and our ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our clients in the mortgage and credit card and banking industries are the subject of various regulatory investigations and litigation regarding mortgage lending practices, credit insurance, debt-deferment and debt cancellation products, and the sale of ancillary products, which could indirectly affect our businesses.
Our business is subject to risks related to reductions in the insurance premium rates we charge.
The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. Significant rate reductions could materially reduce our profitability.
Lender-placed insurance products accounted for approximately 73% and 71% of Assurant Specialty Property’s net earned premiums for the twelve months ended December 2015 and 2014, respectively. The approximate corresponding contributions to segment net income in these periods were 78% and 73%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.
The Company files rates with the state departments of insurance in the ordinary course of business. In addition to this routine correspondence, from time to time the Company engages in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. The results of such reviews may vary. As previously disclosed, the Company has reached agreements with the New York Department of Financial Services (the “NYDFS”), the Florida Office of Insurance Regulation (the “FOIR”) and the California Department of Insurance regarding the Company’s lender-placed insurance business in those states. It is possible that other state departments of insurance and regulatory authorities may choose to initiate or continue to review the appropriateness of the Company’s premium rates for its lender-placed insurance products. If, in the aggregate, further reviews by state departments of insurance lead to significant decreases in premium rates for the Company’s lender-placed insurance products, our results of operations could be materially adversely affected.
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
Proposals are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. These include the NAIC “Solvency Modernization Initiative,” which focuses on capital requirements, and the Solvency II Directive, which became effective in January 2016. The Solvency II Directive reforms the insurance industry’s solvency framework, including, among other items, minimum capital and solvency requirements.
Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. On January 16, 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the “NAIC”) authorized an industry-wide multistate targeted market conduct examination focusing on lender placed insurance. Several insurance companies, including American Security Insurance Company, are subject to the examination. At present, 43 jurisdictions are participating. During the course of 2015, the Company has cooperated in responding to requests for information and documents and has engaged in various communications with the examiners. The examination continues and no final report has been issued.
We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.
Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable.
Although the Assurant Health business is in run-off, some provisions of the Affordable Care Act continue to apply to us. As a result, although Assurant Health has made, and continues to make, significant changes to its operations and products to adapt to the new environment consistent with the wind-down, this business continues to experience losses, which we have been and may continue to be unable to limit to the extent we would like through the completion of the wind-down.  In addition, the results of our health insurance operations are heavily dependent on the ongoing implementation of the reinsurance, risk adjustment and risk corridors programs under the Affordable Care Act. These programs may not be effective in appropriately mitigating any adverse effects of the Affordable Care Act on the Company. Furthermore, the reinsurance and risk corridor programs may not be adequately funded by the United States Congress from time to time. Consequently, it may be difficult, in some circumstances, to capture, determine and deliver amounts payable to or receivable by us under these programs, which could have a material adverse effect on our results of operations.
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
The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2010 through December 31, 2015 with the total stockholder returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and the S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2010 and that all dividends were reinvested.

Total Values/Return to Stockholders
(Includes reinvestment of dividends)

	Base Period 12/31/10	INDEXED VALUES Years Ending
Company / Index		12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Assurant, Inc.	100	108.58	93.86	182.88	191.56	229.73
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 400 MidCap Index	100	98.27	115.83	154.64	169.74	166.05
S&P 500 Multi-line Insurance Index*	100	72.91	92.38	136.63	143.14	153.51
S&P 400 Multi-line Insurance Index*	100	108.58	130.19	179.93	196.79	244.95

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Assurant, Inc.		8.58	-13.56	94.85	4.75	19.93
S&P 500 Index		2.11	16.00	32.39	13.69	1.38
S&P 400 MidCap Index		-1.73	17.88	33.50	9.77	-2.18
S&P 500 Multi-line Insurance Index*		-27.09	26.70	47.90	4.77	7.24
S&P 400 Multi-line Insurance Index*		8.58	19.90	38.21	9.37	24.47

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price
Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended December 31, 2015	High	Low	Dividends
First Quarter	$67.77	$60.22	$0.27
Second Quarter	$68.87	$59.86	$0.30
Third Quarter	$79.60	$68.14	$0.30
Fourth Quarter	$86.81	$78.25	$0.50

Year Ended December 31, 2014	High	Low	Dividends
First Quarter	$68.70	$63.60	$0.25
Second Quarter	$69.39	$44.98	$0.27
Third Quarter	$66.84	$63.36	$0.27
Fourth Quarter	$69.52	$60.81	$0.27

Holders
On February 10, 2016, there were approximately 204 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 10, 2016 was $66.23.
Please see Item 12 of this report for information about securities authorized for issuance under our equity compensation plans.

Shares Repurchased

Period in 2015	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 – January 31	529,100	$65.51	529,100	$452,018
February 1 – February 28	120,000	61.07	120,000	444,691
March 1 – March 31	645,000	61.50	645,000	405,035
Total first quarter	1,294,100	63.10	1,294,100	405,035
April 1 – April 30	640,000	61.20	640,000	365,878
May 1 – May 31	472,000	64.89	472,000	335,257
June 1 – June 30	482,586	67.19	482,586	302,841
Total second quarter	1,594,586	64.11	1,594,586	302,841
July 1 – July 31	303,807	70.98	303,807	281,284
August 1 – August 31	67,436	73.67	67,436	276,317
September 1 – September 30	—	—	—	1,026,317
Total third quarter	371,243	71.47	371,243	1,026,317
October 1 – October 31	924,960	80.26	924,960	952,103
November 1 – November 30	—	—	—	952,103
December 1 – December 31	—	—	—	952,103
Total fourth quarter	924,960	80.26	924,960	952,103
Total through December 31	4,184,889	$68.02	4,184,889	$952,103

(1)
Shares purchased pursuant to the November 15, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization on September 9, 2015 for the repurchase of up to an additional $750,000 of outstanding common stock.

Dividend Policy
On January 15, 2016, our Board of Directors declared a quarterly dividend of $0.50 per common share payable on March 14, 2016 to stockholders of record as of February 29, 2016. We paid dividends of $0.50 per common share on December 14, 2015, $0.30 on September 15, 2015 and June 9, 2015, and $0.27 on March 9, 2015. We paid dividends of $0.27 per common share on December 15, 2014, September 9, 2014 and June 10, 2014, and $0.25 per common share on March 10, 2014. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.
Assurant, Inc. is a holding company and, therefore, its ability to pay dividends, service its debt and meet its other obligations depends primarily on the ability of its regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to the holding company. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Risks Relating to Our Company – The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2016, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $564,000. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts received from dispositions and amounts used for acquisitions, totaled $174,579 in 2015.
We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.
Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2015. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including those pursuant to the terms of our revolving credit facilities, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, our $400,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or if a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.
Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Revenues
Net earned premiums	$8,350,997	$8,632,142	$7,759,796	$7,236,984	$7,125,368
Net investment income	626,217	656,429	650,296	713,128	689,532
Net realized gains on investments (1)	31,826	60,783	34,525	64,353	32,580
Amortization of deferred gain on disposal of businesses	12,988	(1,506)	16,310	18,413	20,461
Fees and other income	1,303,466	1,033,805	586,730	475,392	404,863
Total revenues	10,325,494	10,381,653	9,047,657	8,508,270	8,272,804
Benefits, losses and expenses
Policyholder benefits (2)	4,742,535	4,405,333	3,675,532	3,655,404	3,749,734
Amortization of deferred acquisition costs and value of businesses acquired	1,402,573	1,485,558	1,470,287	1,403,215	1,327,788
Underwriting, general and administrative expenses	3,924,089	3,688,230	3,034,404	2,631,594	2,428,795
Interest expense	55,116	58,395	77,735	60,306	60,360
Total benefits, losses and expenses	10,124,313	9,637,516	8,257,958	7,750,519	7,566,677
Income before provision for income taxes	201,181	744,137	789,699	757,751	706,127
Provision for income taxes (3)	59,626	273,230	300,792	274,046	167,171
Net income	$141,555	$470,907	$488,907	$483,705	$538,956
Earnings per share:
Basic	$2.08	$6.52	$6.38	$5.74	$5.58
Diluted	$2.05	$6.44	$6.30	$5.67	$5.51
Dividends per share	$1.37	$1.06	$0.96	$0.81	$0.70
Share data:
Weighted average shares outstanding used in basic per share calculations	68,163,825	72,181,447	76,648,688	84,276,427	96,626,306
Plus: Dilutive securities	853,384	970,563	1,006,076	1,030,638	1,169,003
Weighted average shares used in diluted per share calculations	69,017,209	73,152,010	77,654,764	85,307,065	97,795,309
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$14,283,077	$15,450,108	$15,961,199	$15,885,722	$15,192,878
Total assets	$30,043,128	$31,562,466	$29,714,689	$28,946,607	$27,019,862
Policy liabilities (4)	$19,787,133	$19,711,953	$18,698,615	$18,666,355	$17,278,342
Debt	$1,171,382	$1,171,079	$1,638,118	$972,399	$972,278
Total stockholders’ equity	$4,523,967	$5,181,307	$4,833,479	$5,185,366	$4,873,950
Per share data:
Total book value per basic share (5)	$67.92	$73.73	$66.23	$64.93	$54.31

(1)	Included in net realized gains are other-than-temporary impairments of $5,024, $30, $4,387, $1,843 and $7,836 for 2015, 2014, 2013, 2012, and 2011, respectively.

(2)
2015 includes higher loss experience and adverse claim development on 2015 individual major medical policies. During 2012, we incurred losses of $250,206, net of reinsurance, mainly associated with Superstorm Sandy. During 2011, we incurred losses of $157,645 associated with Hurricane Irene, Tropical Storm Lee, wildfires in Texas and severe storms, including tornadoes in the southeast. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.

(3)	During 2011, we had an $80,000 release of a capital loss valuation allowance related to deferred tax assets.

(4)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(5)
Total stockholders’ equity divided by the basic shares outstanding for book value per basic share calculation. At December 31, 2015, 2014, 2013, 2012, and 2011 there were 66,606,258, 70,276,896, 72,982,023, 79,866,858, and 89,743,761 shares, respectively, outstanding.

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
The following discussion covers the twelve months ended December 31, 2015 (“Twelve Months 2015”), twelve months ended December 31, 2014 (“Twelve Months 2014”) and twelve months ended December 31, 2013 (“Twelve Months 2013”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.
Executive Summary
Consolidated net income decreased $329,352, or 70%, to $141,555 for Twelve Months 2015 from $470,907 for Twelve Months 2014. The decrease was primarily related to higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and $106,389 (after-tax) of exit and disposal costs, including premium deficiency reserve accruals, severance and retention costs, long-lived asset impairments and other costs associated with our exit from the health insurance market.
Assurant Solutions net income decreased $21,765, or 10%, to $197,183 for Twelve Months 2015 from $218,948 for Twelve Months 2014. The decrease was primarily due to the previously disclosed loss of a domestic mobile tablet program and declining service contract volumes at certain North American retail clients.
Total revenues were relatively flat at $4,178,140 for Twelve Months 2015 compared with $4,179,360 for Twelve Months 2014. Net earned premiums decreased $113,022 primarily due to foreign exchange volatility, the loss of a domestic mobile tablet program and the continued run-off of our credit insurance business. These items were partially offset by growth from our auto warranty business and from a large domestic service contract client.
Overall, we expect Assurant Solutions 2016 net income and net earned premiums and fees to increase from Twelve Months 2015 amounts. Results are expected to improve in the second half of 2016 driven by new mobile programs, improved international profitability and additional expense initiatives. Foreign exchange volatility, lower service contract revenue from legacy North American retail clients and continued run-off in credit insurance will impact results.
Assurant Specialty Property net income decreased $34,052, or 10%, to $307,705 for Twelve Months 2015 from $341,757 for Twelve Months 2014. The decrease is primarily due to the previously disclosed loss of client business and ongoing normalization in our lender-placed homeowners insurance business, partially offset by more favorable non-catastrophe loss experience and lower catastrophe reinsurance costs. The divestiture of American Reliable Insurance Company ("ARIC") also contributed to the decrease in net income.
Total revenues decreased $365,948 to $2,543,105 for Twelve Months 2015 from $2,909,053 for Twelve Months 2014. The decrease was primarily due to the divestiture of ARIC, combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to a decline in placement rates, lower premium rates and previously disclosed loss of client business. These items were partially offset by an increase in fees and other income reflecting contributions from mortgage solutions businesses.
The Twelve Months 2015 expense ratio increased 620 basis points compared with Twelve Months 2014. The increase was primarily due to lower net earned premiums and higher legal costs related to outstanding matters. In addition, growth in fee-based businesses, which have higher expense ratios than our insurance products, contributed to the increase.
For 2016, we expect Assurant Specialty Property net income and net earned premiums to decrease compared with Twelve Months 2015 reflecting the ongoing normalization of lender-placed insurance business partially offset by increased efficiencies, including the implementation of new technology, and other expense savings initiatives. Contributions from multi-family housing and mortgage solutions businesses are expected to partially offset the decline. In addition, catastrophe losses may affect overall results.

As previously announced, the Company concluded a comprehensive review of strategic alternatives for its health business and expects to substantially complete the process to exit the health insurance market in 2016. During the remainder of the exit process, we expect to incur up to $50,000 of additional exit-related charges, as well as certain overhead expenses that are excluded from the premium deficiency reserve accrual.
In addition, the Company signed a definitive agreement to sell its Assurant Employee Benefits segment to Sun Life. The transaction is expected to close by the end of First Quarter 2016.
For more information, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report.
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
For Twelve Months 2015, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents, totaled $192,483; net cash provided by investing activities totaled $264,293 and net cash used in financing activities totaled $487,127. We had $1,288,305 in cash and cash equivalents as of December 31, 2015. Please see “ – Liquidity and Capital Resources,” below for further details.
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
The Assurant Health loss ratio reported in "Results of Operations" below (the “GAAP loss ratio”) differs from the loss ratio calculated under the MLR rules. The most significant differences include: the fact that the MLR is calculated separately by state, legal entity and type of coverage (individual or group); the MLR calculation includes credibility adjustments for each state/entity/coverage cell, which are not applicable to the GAAP loss ratio; the MLR calculation applies only to some of our health insurance products, while the GAAP loss ratio applies to the entire portfolio, including products not governed by the Affordable Care Act; the MLR includes quality improvement expenses, taxes and fees; changes in reserves and Affordable Care Act risk mitigation program amounts are treated differently in the MLR calculation; the MLR premium rebate amounts are considered adjustments to premiums for GAAP reporting whereas they are reported as additions to incurred claims in the MLR rebate estimate calculations; and the MLR is calculated using a rolling three years of experience while the GAAP loss ratio represents the current year only.
Assurant Health has estimated the 2015 impact of this regulation based on definitions and calculation methodologies outlined in the HHS regulations and guidance. The estimate was based on separate projection models for individual medical and small group business using projections of expected premiums, claims, and enrollment by state, legal entity and market for medical businesses subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments, taxes, and estimated impacts of the Affordable Care Act risk mitigation programs (commonly referred to as the "3R's"). The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheet.
Affordable Care Act Risk Mitigation Programs
Beginning in 2014, the Affordable Care Act introduced new and significant premium stabilization programs. These programs, discussed in further detail below, are meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.A three-year (2014-2016) reinsurance program provides reimbursement to insurers for high cost individual business sold on or off the public marketplaces. The reinsurance entity established by HHS is funded by a per-member reinsurance fee assessed on all commercial medical plans, including self-insured group health plans. Only Affordable Care Act individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap. Reinsurance contributions associated with Affordable Care Act individual plans are reported as a reduction in net earned premiums in the consolidated statements of operations, and estimated reinsurance recoveries are established as reinsurance recoverables in the consolidated balance sheets with an offsetting reduction in policyholder benefits in the consolidated statement of operations. Reinsurance fee contributions for non-Affordable Care Act business are reported in underwriting, general and administrative expenses in the consolidated statement of operations.

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
A three-year (2014-2016) risk corridor program limits insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to a subset of Affordable Care Act eligible individual and small group products certified as Qualified Health Plans.     The public marketplace can only sell Qualified Health Plans. In addition, carriers who sell Qualified Health Plans on the public marketplace can also sell them off the public marketplace. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS. During 2015, the Company participated in the federal insurance public marketplaces so the risk corridor program is applicable. However, as the current full funding for this program is unclear at this time, no accruals were established for any receivable amounts from this program for 2015, so there was no impact on the Company's 2015 operations. The Company does not anticipate any payables into this program for 2015.
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
Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that ultimate losses will not exceed existing claim reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. See "Item 1A - Risk Factors - Risks related to our Company - Our actual claims losses may exceed our reserves for claims, and this may require us to establish additional reserves that may materially affect our results of operations, profitability and capital" for more detail on this risk.

The following table provides reserve information for our major product lines for the years ended December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,670,977	$134,534	$13,644	$6,324	$4,618,505	$4,872	$14,696	$6,456
Life insurance no longer offered	407,360	427	2,360	1,070	418,672	570	2,272	1,301
Universal life and other products no longer offered	153,801	118	773	1,674	168,808	136	704	1,959
FFG, LTC and other disposed businesses	4,129,233	47,132	973,614	103,652	4,153,741	46,585	881,514	97,524
Medical	68,353	742	1,465	2,321	87,563	7,254	1,959	7,886
All other	36,970	404	12,855	10,836	36,383	382	13,863	9,803
Short Duration Contracts:
Group term life	—	2,431	166,920	30,857	—	2,905	169,006	28,786
Group disability	—	1,984	1,092,841	100,155	—	1,564	1,127,068	107,961
Medical	—	25,401	235,516	253,295	—	130,185	137,370	240,830
Dental	—	4,244	1,587	16,454	—	4,013	2,251	17,037
Property and warranty	—	2,223,589	182,095	507,310	—	2,386,719	130,517	546,979
Credit life and disability	—	181,466	25,966	35,718	—	241,092	34,581	43,298
Extended service contracts	—	3,669,859	7,258	33,928	—	3,568,352	6,780	42,054
All other	—	131,389	18,961	57,270	—	135,046	5,375	18,776
Total	$9,466,694	$6,423,720	$2,735,855	$1,160,864	$9,483,672	$6,529,675	$2,527,956	$1,170,650

For a description of our reserving methodology, see Note 13 to the Notes to the Consolidated Financial Statements included elsewhere in this report.
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
Key sensitivities at December 31, 2015 for group long term disability claim reserves include the discount rate and claim termination rates:

	Claims and Benefits Payable		Claims and Benefits Payable
Group disability, discount rate decreased by 100 basis points	$1,251,532	Group disability, claim termination rate 10% lower	$1,224,925
Group disability, as reported	$1,192,996	Group disability, as reported	$1,192,996
Group disability, discount rate increased by 100 basis points	$1,139,604	Group disability, claim termination rate 10% higher	$1,165,045

The discount rate is also a key sensitivity for group term life waiver of premium reserves (included within group term life reserves).

Claims and Benefits Payable
Group term life, discount rate decreased by 100 basis points	$206,000
Group term life, as reported	$197,777
Group term life, discount rate increased by 100 basis points	$190,392

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
Key sensitivities as of December 31, 2015 for short duration medical reserves include claims processing levels, claims under case management, medical inflation, seasonal effects, medical provider discounts and product mix. The effects of these sensitivities can be summarized by adjusting loss development factors, as follows:

Claims and Benefits Payable
Short duration medical, loss development factors 1% lower*	$508,811
Short duration medical, as reported	$488,811
Short duration medical, loss development factors 1% higher*	$470,811

*
This refers to loss development factors for the most recent four months. Our historical claims experience indicates that approximately 87.5% of medical claims are paid within four months of the incurred date.

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
Each of these data groupings produces an indication of the loss reserves for the product or product grouping. The process to select the best estimate differs by line of business. The single best estimate is determined based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions;

•	the quality and applicability of historical data - whether internal or industry data;

•	current and future market conditions - the economic environment will often impact the development of loss triangles;

•	the extent of data segmentation - data should be homogeneous yet credible enough for loss development methods to apply; and

•	the past variability of loss estimates - the loss estimates on some product lines will vary from actual loss experience more than others.
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2015 would be as follows:

Change in both loss frequency and severity for all Property and Warranty	Ultimate cost of claims occurring in 2015	Change in cost of claims occurring in 2015
3% higher	$731,390	$41,985
2% higher	$717,257	$27,852
1% higher	$703,262	$13,857
Base scenario	$689,405	$—
1% lower	$675,548	$(13,857)
2% lower	$661,553	$(27,852)
3% lower	$647,420	$(41,985)

Reserving for Asbestos and Other Claims

Our property and warranty line of business includes exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $30,519 (before reinsurance) and $27,721 (net of reinsurance) at December 31, 2015. We believe the balance of case and IBNR reserves for these liabilities are adequate. However, any estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. However, based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe that changes in reserve estimates for these claims are likely to be material.
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
The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2015	December 31, 2014
Reinsurance recoverables	$7,470,403	$7,254,585

We have used reinsurance to exit certain businesses, including blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4,607,056 and $4,549,699 at December 31, 2015 and 2014, respectively.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2015	2014
Ceded future policyholder benefits and expense	$4,037,682	$4,052,976
Ceded unearned premium	1,667,228	1,587,583
Ceded claims and benefits payable	1,429,128	1,283,510
Ceded paid losses	336,365	330,516
Total	$7,470,403	$7,254,585

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
Retirement and Other Employee Benefits
We sponsor a qualified pension plan, (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. Effective March 1, 2016, benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the retirement health benefits plan were frozen. The reported expense and liability associated with these plans requires an extensive use of assumptions which include, but are not limited to, the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.
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
Deferred Taxes
Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. The Company has deferred tax assets resulting from temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 8 to the Notes to the Consolidated Financial Statements included elsewhere in this report.
As of December 31, 2014, the Company had a cumulative valuation allowance of $18,164 against deferred tax assets of international subsidiaries. During Twelve Months 2015, the Company recognized a cumulative income tax benefit of $4,946 primarily related to the release of a valuation allowance of certain international subsidiaries. As of December 31, 2015, the Company has a cumulative valuation allowance of $13,218 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient taxable income of the same character in the same jurisdiction.
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
In determining the appropriate valuation allowance, management makes judgments about recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions used in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Please see “Item 1A-Risk Factors-Risks Related to Our Company-Unanticipated changes in tax provisions, changes in tax laws or exposure to additional income tax liabilities could materially and adversely affect our results” for more information.
 Valuation and Recoverability of Goodwill
Goodwill represented $833,512 and $841,239 of our $30,043,128 and $31,562,466 of total assets as of December 31, 2015 and 2014, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
We have concluded that our reporting units for goodwill testing are equivalent to our operating segments. Therefore, we test goodwill for impairment at the reporting unit level.
The following table illustrates the amount of goodwill carried at each reporting unit:

	December 31,
	2015	2014
Assurant Solutions	$529,093	$539,653
Assurant Specialty Property	304,419	301,586
Assurant Health	—	—
Assurant Employee Benefits	—	—
Total	$833,512	$841,239

In 2015, the Company chose the option to perform qualitative assessments for our Assurant Solutions and Assurant Specialty Property reporting units. This option allows us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.
We initially considered the 2014 quantitative analysis performed by the Company whereby it compared the estimated fair value of the Assurant Solutions and Assurant Specialty Property reporting units with their respective net book values (“Step 1”). Based on the 2014 Step 1 tests, Assurant Solutions had an estimated fair value that exceeded its net book value by 25.4%, and Assurant Specialty Property had an estimated fair value that exceeded its net book value by 33.3%.
Based on our qualitative assessments, having considered the factors in totality we determined that it was not necessary to perform a Step 1 quantitative goodwill impairment test for the Assurant Solutions and Assurant Specialty Property reporting units and that it is more-likely-than-not that the fair value of each reporting unit continues to exceed its net book value in 2015. Significant changes in the external environment or substantial declines in the operating performance of Assurant Solutions and Assurant Specialty Property could cause us to reevaluate this conclusion in the future.
In undertaking our qualitative assessments for the Assurant Solutions and Assurant Specialty Property reporting units, we considered macro-economic, industry and reporting unit-specific factors. These included (i.) the effect of the current interest rate environment on our cost of capital; (ii.) each reporting unit’s ability to sustain market share over the year; (iii.) lack of turnover in key management; (iv.) 2015 actual performance as compared to expected 2015 performance from our 2014 Step 1 assessment; and, (v.) the overall market position and share price of Assurant, Inc.
Recent Accounting Pronouncements
Please see Note 2 of the Notes to the Consolidated Financial Statements.
Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net earned premiums	$8,350,997	$8,632,142	$7,759,796
Net investment income	626,217	656,429	650,296
Net realized gains on investments	31,826	60,783	34,525
Amortization of deferred gains on disposal of businesses	12,988	(1,506)	16,310
Fees and other income	1,303,466	1,033,805	586,730
Total revenues	10,325,494	10,381,653	9,047,657
Benefits, losses and expenses:
Policyholder benefits	4,742,535	4,405,333	3,675,532
Selling, underwriting and general expenses (1)	5,326,662	5,173,788	4,504,691
Interest expense	55,116	58,395	77,735
Total benefits, losses and expenses	10,124,313	9,637,516	8,257,958
Income before provision for income taxes	201,181	744,137	789,699
Provision for income taxes	59,626	273,230	300,792
Net income	$141,555	$470,907	$488,907

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net income decreased $329,352, or 70%, to $141,555 for Twelve Months 2015 from $470,907 for Twelve Months 2014. The decrease was primarily related to higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation program and $106,389 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and other costs associated with our exit from the health insurance market. For more information see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

Assurant Solutions

Overview

The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net earned premiums	$3,015,846	$3,128,868	$2,783,758
Net investment income	376,683	382,640	376,245
Fees and other income	785,611	667,852	400,370
Total revenues	4,178,140	4,179,360	3,560,373
Benefits, losses and expenses:
Policyholder benefits	919,403	1,027,469	895,504
Selling, underwriting and general expenses	2,982,263	2,830,058	2,474,259
Total benefits, losses and expenses	3,901,666	3,857,527	3,369,763
Segment income before provision for income taxes	276,474	321,833	190,610
Provision for income taxes	79,291	102,885	65,458
Segment net income	$197,183	$218,948	$125,152
Net earned premiums:
Domestic:
Credit	$132,130	$160,794	$166,417
Service contracts	1,644,352	1,631,339	1,372,314
Other (1)	88,228	73,254	82,864
Total Domestic	1,864,710	1,865,387	1,621,595
International:
Credit	254,211	318,104	380,683
Service contracts	802,477	850,454	685,039
Other (1)	34,045	33,830	29,918
Total International	1,090,733	1,202,388	1,095,640
Preneed	60,403	61,093	66,523
Total	$3,015,846	$3,128,868	$2,783,758
Fees and other income:
Domestic:
Debt protection	$15,239	$30,938	$29,100
Service contracts	519,142	424,259	206,130
Other (1)	10,212	8,344	6,920
Total Domestic	544,593	463,541	242,150
International	133,980	97,265	51,873
Preneed	107,038	107,046	106,347
Total	$785,611	$667,852	$400,370
Gross written premiums (2):
Domestic:
Credit	$233,968	$316,815	$387,038
Service contracts	3,910,726	3,112,526	2,090,160
Other (1)	86,600	88,298	106,256
Total Domestic	4,231,294	3,517,639	2,583,454
International:
Credit	737,777	879,526	964,236
Service contracts	714,103	826,046	780,393
Other (1)	76,693	63,211	47,932
Total International	1,528,573	1,768,783	1,792,561
Total	$5,759,867	$5,286,422	$4,376,015
Preneed (face sales)	$936,434	$969,784	$1,007,915
Combined ratio (3):
Domestic	95.1%	93.5%	97.9%
International	102.8%	101.5%	102.8%

(1)	This includes emerging products and run-off products lines.

(2)
Gross written premiums does not necessarily translate to an equal amount of subsequent net earned premiums since Assurant Solutions reinsures a portion of its premiums to insurance subsidiaries of its clients.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income excluding the preneed business.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income

Segment net income decreased $21,765, or 10%, to $197,183 for Twelve Months 2015 from $218,948 for Twelve Months 2014. The decrease was primarily due to the previously disclosed loss of a domestic mobile tablet program and declining service contract volumes from North American retail clients.

Total Revenues

Total revenues were relatively flat at $4,178,140 for Twelve Months 2015 compared with $4,179,360 for Twelve Months 2014. Net earned premiums decreased $113,022 primarily due to foreign exchange volatility, the loss of a domestic mobile tablet program, lower service contract volumes from North American retail clients and the continued run-off of our credit insurance business. These items were partially offset by growth from our auto warranty business and from a large domestic service contract client. Fees and other income increased $117,759 primarily driven by contributions from global mobile programs and related services. A few significant clients continued to account for a substantial portion of segment revenues.

Gross written premiums increased $473,445, or 9%, to $5,759,867 for Twelve Months 2015 from $5,286,422 for Twelve Months 2014. Gross written premiums from our domestic service contract business increased $798,200, primarily driven by growth in the number of covered mobile devices and increased activity from existing clients in our auto warranty and extended service contract business. This increase was partially offset by the continued runoff of our credit insurance business and foreign exchange volatility.

Preneed face sales decreased $33,350, or 3%, to $936,434 for Twelve Months 2015 from $969,784 for Twelve Months 2014. This decrease was mostly attributable to a change in product offerings, a client’s temporary operational change, and foreign exchange volatility. On June 25, 2014, we extended our exclusive distribution partnership with Services Corporation International ("SCI"), for an additional 10 years, through September 29, 2024.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $44,139, or 1%, to $3,901,666 for Twelve Months 2015 from $3,857,527 for Twelve Months 2014. Policyholder benefits decreased $108,066 driven by favorable loss experience in our domestic service contract business and from our mobile business in Europe. Selling, underwriting and general expenses increased $152,205. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $12,666 due to the loss of a domestic mobile tablet program. General expenses increased $164,871 primarily due to growth in our domestic mobile business and the 2014 CWI acquisition.

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

Total Revenues

Total revenues increased $618,987, or 17%, to $4,179,360 for Twelve Months 2014 from $3,560,373 for Twelve Months 2013. The increase was primarily driven by higher net earned premiums in our domestic and international service contract businesses. The increase in domestic service contract business reflects continued growth in mobile subscribers, growth at a large client due to increased subscribers and price increases as well as higher contributions from vehicle service contracts due to increased sales from new and existing dealers. The increase in international service contracts is due to growth in mobile subscribers. Fees and other income increased $267,482 primarily driven by mobile client marketing programs and from the Lifestyle Service Group ("LSG") acquisition in October 2013.

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

Preneed face sales decreased $38,131 or 4%, to $969,784 for Twelve Months 2014 from $1,007,915 for Twelve Months 2013. This decrease was mostly attributable to a change in product offerings and a client’s temporary operational change.

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

Assurant Specialty Property

Overview

The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net earned premiums	$2,044,701	$2,506,097	$2,380,044
Net investment income	92,859	101,908	98,935
Fees and other income	405,545	301,048	133,135
Total revenues	2,543,105	2,909,053	2,612,114
Benefits, losses and expenses:
Policyholder benefits	788,549	1,085,339	890,409
Selling, underwriting and general expenses	1,290,937	1,305,286	1,068,273
Total benefits, losses and expenses	2,079,486	2,390,625	1,958,682
Segment income before provision for income taxes	463,619	518,428	653,432
Provision for income taxes	155,914	176,671	229,846
Segment net income	$307,705	$341,757	$423,586
Net earned premiums:
Homeowners (lender-placed and voluntary)	$1,425,799	$1,743,965	$1,678,172
Manufactured housing (lender-placed and voluntary)	165,657	237,576	226,058
Other (1)	453,245	524,556	475,814
Total	$2,044,701	$2,506,097	$2,380,044
Ratios:
Loss ratio (2)	38.6%	43.3%	37.4%
Expense ratio (3)	52.7%	46.5%	42.5%
Combined ratio (4)	84.9%	85.2%	77.9%

(1)	This primarily includes lender-placed flood, miscellaneous specialty property and multi-family housing insurance products.

(2)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(3)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(4)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

Regulatory Matters

In January 2015, NYDFS issued regulations regarding tracking costs associated with lender placed insurance rates. The Company reached an agreement with the NYDFS to file for a 6.2% reduction in lender-placed hazard insurance rates in New York. The rates have been filed and approved, and were effective for new and renewing policies starting February 1, 2016.

Lender-placed insurance products accounted for 73% and 71% of net earned premiums for Twelve Months 2015 and Twelve Months 2014, respectively. The approximate corresponding contributions to the segment net income in these periods were 78% and 73%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income

Segment net income decreased $34,052, or 10%, to $307,705 for Twelve Months 2015 from $341,757 for Twelve Months 2014. The decrease is primarily due to the ongoing normalization in our lender-placed homeowners insurance business, previously disclosed loss of client business, and increased legal expenses, partially offset by more favorable non-catastrophe loss experience and lower catastrophe reinsurance costs. The divestiture of American Reliable Insurance Company ("ARIC") also contributed to the decrease in net income.

Total Revenues

Total revenues decreased $365,948, or 13%, to $2,543,105 for Twelve Months 2015 from $2,909,053 for Twelve Months 2014. The decrease was primarily due to the divestiture of ARIC, combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to a decline in placement rates, lower premium rates and previously disclosed loss of client business. These items were partially offset by an increase in fees and other income reflecting contributions from mortgage solutions businesses. A few significant clients continued to account for a substantial portion of segment revenues.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $311,139 or 13%, to $2,079,486 for Twelve Months 2015 from $2,390,625 for Twelve Months 2014. The loss ratio decreased 470 basis points due to fewer non-catastrophe losses primarily attributable to lower frequency and severity of theft and fire claims and the impact of the ARIC divestiture, partially offset by lower premium rates from the implementation of a new lender-placed insurance product. Reportable catastrophe losses for Twelve Months 2015 were $29,652 compared to $28,410 for Twelve Months 2014. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. The expense ratio increased 620 basis points for Twelve Months 2015 compared with Twelve Months 2014 mainly due to lower lender-placed homeowners insurance net earned premiums and a higher mix of fee-based business.

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

Total Revenues

Total revenues increased $296,939, or 11%, to $2,909,053 for Twelve Months 2014 from $2,612,114 for Twelve Months 2013. The increase was primarily due to growth in lender-placed homeowners insurance net earned premiums, as well as fee income from the acquisitions of Field Asset Services ("FAS") and StreetLinks. Growth in lender-placed homeowners insurance was primarily due to the previously disclosed discontinuation of a client quota share reinsurance agreement and loan portfolios added in 2013 and was partially offset by the impact of lower placement and premium rates.

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

Assurant Health

As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market. For more information, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report. The Company expects to substantially complete its exit of the health insurance market by the end of 2016.

Overview

The table below presents information regarding Assurant Health’s segment results of operations:

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net earned premiums	$2,223,696	$1,945,452	$1,581,407
Net investment income	24,487	35,369	36,664
Fees and other income	54,622	40,016	29,132
Total revenues	2,302,805	2,020,837	1,647,203
Benefits, losses and expenses:
Policyholder benefits	2,301,241	1,575,633	1,169,075
Selling, underwriting and general expenses	527,420	495,818	435,550
Total benefits, losses and expenses	2,828,661	2,071,451	1,604,625
Segment income before provision for income taxes	(525,856)	(50,614)	42,578
Provision for income taxes	(157,949)	13,134	36,721
Segment net (loss) income	$(367,907)	$(63,748)	$5,857
Net earned premiums:
Individual	$1,895,970	$1,544,968	$1,174,141
Small employer group	327,726	400,484	407,266
Total	$2,223,696	$1,945,452	$1,581,407
Insured lives by product line:
Individual	344	829	780
Small employer group	45	138	127
Total	389	967	907
Ratios:
Loss ratio (1)	103.5%	81.0%	73.9%
Expense ratio (2)	23.2%	25.0%	27.0%
Combined ratio (3)	124.2%	104.3%	99.6%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

(3)	The combined ratio is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income.

The Affordable Care Act

Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position have been, and could in the future be, materially adversely affected. For more information, see Item 1A, "Risk Factors - Risk related to our industry - Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable" in this report.

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
For the Twelve Months 2015, we recorded reinsurance contributions of $10,387 and reinsurance recoveries of $274,977 in our consolidated statements of operations. As of December 31, 2015, we recorded reinsurance contributions payable of $2,597 and reinsurance recoverables of $296,421 on our consolidated balance sheets. During 2015 we collected $255,536 under the 2014 program. Both contributions payable and recoveries for the 2015 program are scheduled to be settled in 2016. Included in the $274,977 is a $(21,444) change in our December 31, 2014 estimate pertaining to the 2014 program and $296,421 associated with the 2015 program. Reinsurance recovery amounts are based on final notification from the Centers for Medicare and Medicaid Services ("CMS").
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
For the Twelve Months 2015, we recorded net risk adjustment premiums of $199,554 in our consolidated statements of operations, and we carried net risk adjustment receivables of $225,195 on our consolidated balance sheets. During 2015 we collected $96,247 under the 2014 program. Risk transfer payments and receipts for the 2015 program are scheduled to be settled in 2016. Included in the $199,554 of net risk adjustment premiums is a $(25,641) change in our December 31, 2014 estimate pertaining to the 2014 program and $225,195 associated with the 2015 program. Risk adjustment recoverable amounts are based on final notifications from CMS.
Risk corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors have no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015, however no net recoverable has been recorded for 2015 because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Loss
Segment net loss increased $304,159, or 477%, to a net loss of $367,907 for Twelve Months 2015 from a net loss of $63,748 for Twelve Months 2014. The increase was primarily attributable to higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and $106,389 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.

Total Revenues

Total revenues increased $281,968, or 14%, to $2,302,805 for Twelve Months 2015 from $2,020,837 for Twelve Months 2014. Net earned premiums from our individual medical business increased $351,002, or 23%, due to growth in the major medical product line. Net earned premiums from our small employer group business decreased $72,758, or 18%, due to policy lapses and the sale of supplemental and small-group self-funded lines of business and certain assets to National General on October 1, 2015. For more information see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere in this report. Fees and other income increased $14,606, or 37%, due to growth of our self funded product until its sale on October 1, 2015, noted above.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $757,210, or 37%, to $2,828,661 for Twelve Months 2015 from $2,071,451 for Twelve Months 2014. Policyholder benefits increased $725,608, or 46%, and the loss ratio increased to 103.5% from 81.0%. The increase is primarily attributable higher loss experience and adverse claims development on 2015 individual major medical policies as well as the establishment of premium deficiency reserves. At December 31, 2015, a $78,047 premium deficiency reserve remains on the Company's consolidated balance sheet. Selling, underwriting and general expenses increased $31,602, or 6.4%, due to severance and retention costs, long-lived asset impairments and other exit and disposal costs, as well as a net $10,643 loss on the sale of our supplemental and small-group self-funded lines of business and certain assets to National General on October 1, 2015.

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $466,826, or 29%, to $2,071,451 for Twelve Months 2014 from $1,604,625 for Twelve Months 2013. Policyholder benefits increased $406,558, or 35%, and the loss ratio increased to 81.0% from 73.9%. The increases in policyholder benefits and the loss ratio were primarily attributable to higher volumes of individual business and higher loss experience on individual Affordable Care Act medical policies. Selling, underwriting and general expenses increased $60,268, or 14%, due to higher commissions on new sales and health reform fees. Fourth quarter 2013 included $4,589 of severance expense.

Assurant Employee Benefits

 As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, on September 9, 2015, the Company entered into a Master Transaction Agreement with Sun Life to sell its Assurant Employee Benefits segment, which is expected to close in the first quarter of 2016.

Overview

The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net earned premiums	$1,066,754	$1,051,725	$1,014,587
Net investment income	110,998	117,192	117,853
Fees and other income	25,006	24,204	23,434
Total revenues	1,202,758	1,193,121	1,155,874
Benefits, losses and expenses:
Policyholder benefits	730,192	716,892	715,656
Selling, underwriting and general expenses	398,757	399,548	388,159
Total benefits, losses and expenses	1,128,949	1,116,440	1,103,815
Segment income before provision for income taxes	73,809	76,681	52,059
Provision for income taxes	26,487	28,000	17,506
Segment net income	$47,322	$48,681	$34,553
Net earned premiums:
Group disability	$398,172	$409,028	$403,286
Group dental	396,925	392,502	383,223
Group life	204,526	200,285	192,392
Group supplemental and vision products	67,131	49,910	35,686
Total	$1,066,754	$1,051,725	$1,014,587
Voluntary	$478,588	$441,479	$393,969
Employer-paid and other	588,166	610,246	620,618
Total	$1,066,754	$1,051,725	$1,014,587
Ratios:
Loss ratio (1)	68.4%	68.2%	70.5%
Expense ratio (2)	36.5%	37.1%	37.4%

(1)	The loss ratio is equal to policyholder benefits divided by net earned premiums.

(2)	The expense ratio is equal to selling, underwriting and general expenses divided by net earned premiums and fees and other income.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income

Segment net income decreased $1,359, or 3%, to $47,322 for Twelve Months 2015 from $48,681 for Twelve Months 2014. The decrease is primarily attributable to less favorable life loss experience and lower net investment income.

Total Revenues

Total revenues increased $9,637, or 1%, to $1,202,758 for Twelve Months 2015 from $1,193,121 for Twelve Months 2014. Twelve Months 2015 net earned premiums increased 1% or $15,029, primarily driven by voluntary products which increased $37,109, or 8%, partially offset by declines in employer paid products Net investment income decreased 5% or $6,194 driven by lower investment income from real estate joint venture partnerships as well as lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $12,509, or 1%, to $1,128,949 for Twelve Months 2015 from $1,116,440 for Twelve Months 2014. The loss ratio increased slightly to 68.4% from 68.2%, primarily due to less favorable life loss experience. The expense ratio decreased to 36.5% for Twelve Months 2015 compared with 37.1% for Twelve Months 2014, primarily due to ongoing expense savings initiatives.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Income

Segment net income increased $14,128 or 41%, to $48,681 for Twelve Months 2014 from $34,553 for Twelve Months 2013. The increase was primarily attributable to favorable loss experience in all major product lines.

Total Revenues

Total revenues increased $37,247 or 3%, to $1,193,121 for Twelve Months 2014 from $1,155,874 for Twelve Months 2013. Net earned premiums growth was driven by voluntary products which increased $47,510, or 12%, partially offset by declines in employer paid products.

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

Corporate and Other

The table below presents information regarding the Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net investment income	$21,190	$19,320	$20,599
Net realized gains on investments	31,826	60,783	34,525
Amortization of deferred gain on disposal of businesses	12,988	(1,506)	16,310
Fees and other income	32,682	685	659
Total revenues	98,686	79,282	72,093
Benefits, losses and expenses:
Policyholder benefits	3,150	—	4,888
Selling, underwriting and general expenses	127,285	143,078	138,450
Interest expense	55,116	58,395	77,735
Total benefits, losses and expenses	185,551	201,473	221,073
Segment loss before benefit for income taxes	(86,865)	(122,191)	(148,980)
Benefit for income taxes	(44,117)	(47,460)	(48,739)
Segment net loss	$(42,748)	$(74,731)	$(100,241)

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Loss

Segment net loss decreased $31,983 or 43%, to $42,748 for Twelve Months 2015 compared with a net loss of $74,731 for Twelve Months 2014. The decrease is primarily due to a $10,016 (after-tax) gain on the sale of our vehicle title administration business in Twelve Months 2015, while Twelve Months 2014 includes a $19,400 (after-tax) loss on the sale of ARIC.

Total Revenues

Total revenues increased $19,404 or 24%, to $98,686 for Twelve Months 2015 compared with $79,282 for Twelve Months 2014. The increase in revenues is mainly due to a $16,773 gain on sale of our vehicle title administration business, mentioned above.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $15,922 or 8%, to $185,551 in Twelve Months 2015 compared with $201,473 in Twelve Months 2014. This decrease is primarily attributable to a $21,526 loss on sale of ARIC included in Twelve Months 2014, mentioned above.

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

Total Revenues

Total revenues increased $7,189 or 10%, to $79,282 for Twelve Months 2014 compared with $72,093 for Twelve Months 2013. The increase in revenues is mainly due to an $26,258 increase in net realized gains on investments partially offset by a decrease of $17,816 in amortization of deferred gain on disposal of businesses ("amortization of deferred gain"). The reduction in the amortization of deferred gain is related to a change in estimate for the recognition of a deferred gain associated with FFG that we previously sold through reinsurance.

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
Investments
The Company had total investments of $12,994,772 and $14,131,452 as of December 31, 2015 and 2014, respectively. Net unrealized gains on the Company's fixed maturity portfolio decreased $470,541 during 2015, from $1,215,074 at December 31, 2014 to $744,533 at December 31, 2015. This decrease was primarily due to an increase in Treasury yields and an increase in credit spreads. For more information on the Company's investments see Note 5 to the Consolidated Financial Statements included elsewhere in this report.

The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2015		December 31, 2014
Aaa / Aa / A	$6,326,800	61.9%	$7,314,208	65.0%
Baa	3,309,719	32.4%	3,255,505	28.9%
Ba	389,349	3.8%	432,203	3.8%
B and lower	189,460	1.9%	261,258	2.3%
Total	$10,215,328	100.0%	$11,263,174	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2015	2014	2013
Fixed maturity securities	$486,165	$522,309	$530,144
Equity securities	29,957	28,014	27,013
Commercial mortgage loans on real estate	72,658	73,959	76,665
Policy loans	2,478	2,939	3,426
Short-term investments	2,033	1,950	2,156
Other investments	37,759	34,527	20,573
Cash and cash equivalents	18,416	18,556	14,679
Total investment income	649,466	682,254	674,656
Investment expenses	(23,249)	(25,825)	(24,360)
Net investment income	$626,217	$656,429	$650,296

Net investment income decreased $30,212, or 5%, to $626,217 for Twelve Months 2015 from $656,429 for Twelve Months 2014. The decrease is primarily due to a decrease in invested assets as well as lower investment yields, partially offset by an increase of $5,747 in investment income from real estate joint venture partnerships.
Net investment income increased $6,133, or 1%, to $656,429 for Twelve Months 2014 from $650,296 for Twelve Months 2013. The increase for the period was primarily related to $12,353 in additional investment income from real estate joint venture partnerships and $3,195 in additional investment income related to the loss recovery on certain mortgage-backed securities as a result of a trust settlement agreement. Excluding the investment income from the real estate joint venture partnerships and the trust settlement agreement, net investment income decreased $9,415, primarily reflecting lower investment yields.
As of December 31, 2015, the Company owned $170,552 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $158,274 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2015 and 2014. At December 31, 2015 and 2014, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $319,654 and $270,107, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2015 and 2014, revenue bonds account for 50% and 51% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2015, approximately 79%, 8%, and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2014, approximately 76%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of

Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of December 31, 2015 and 2014.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $888,923 with a net unrealized gain of $67,957 at December 31, 2015 and $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014. Approximately 25% and 22% of the corporate European exposure is held in the financial industry at December 31, 2015 and 2014, respectively. The Company's largest European country exposure represented approximately 5% of the fair value of the Company's corporate securities as of December 31, 2015 and 2014. Approximately 6% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $779,720 with a net unrealized loss of $6,985 at December 31, 2015 and $992,012 with a net unrealized gain of $89,590 at December 31, 2014. Approximately 89% of the energy exposure is rated as investment grade as of December 31, 2015 and 2014.
The Company has exposure to sub-prime and related mortgages within the Company's fixed maturity security portfolio. At December 31, 2015, approximately 2% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 9% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.
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
The Company values Level 2 securities using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for the Company's Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The Company uses the following observable market inputs (“standard inputs”), listed in the approximate order of priority, in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research data.
When market observable inputs are unavailable to the pricing service, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources. If the Company cannot corroborate the non-binding broker quotes with Level 2 inputs, these securities are categorized as Level 3.
A non-pricing service source prices certain privately placed corporate bonds using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons. A non-pricing service source prices certain derivatives using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.
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
The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize the Company's financial assets in the fair value hierarchy.
Collateralized Transactions
As of December 31, 2015, the Company has terminated its securities lending program and there are no outstanding transactions or balances.
In the past, the Company lent fixed maturity securities, primarily bonds issued by the U.S. government and government agencies and authorities, and U.S. corporations, to selected broker/dealers. All such loans were negotiated on an overnight basis; term loans were not permitted. The Company received collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received was unrestricted. The Company reinvested the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitored the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company was subject to the risk of loss on the re-investment of cash collateral.
As of December 31, 2014, the Company’s collateral held under securities lending agreements, of which its use was unrestricted, was $95,985, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. The Company’s liability to the borrower for collateral received was $95,986, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending was recorded as an unrealized gain (loss) and included as part of AOCI. The Company included the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.
Cash proceeds that the Company received as collateral for the securities it lent and subsequent repayment of the cash were regarded by the Company as cash flows from financing activities, since the cash received was considered a borrowing. Since the Company reinvested the cash collateral generally in investments that were designated as available-for-sale, the reinvestment is presented as cash flows from investing activities.
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
A.M. Best

•	Ratings of Union Security Insurance Company and Union Security Life Insurance Company of New York were placed under review with negative implications.

•	Ratings of Assurant’s rated dental HMOs were placed under review with positive implications.

•	Ratings of John Alden Insurance Company and Time Insurance Company were downgraded from A- to B+.

•	Ratings of Assurant's senior debt were upgraded from bbb to bbb+.

•	Ratings of Assurant's commercial paper were upgraded from AMB-2 to AMB-1.

•	Ratings of all other rated entities were affirmed with a stable outlook.
Moody's Investor Services ("Moody's")

•	Rating of Union Security Insurance Company was affirmed and the outlook revised from developing to stable.

•	Ratings of John Alden Life Insurance Company and Time Insurance Company were downgraded from Baa2 to Ba1, and the outlook revised to negative.

•
Ratings of Assurant's Senior Debt (Baa2), American Security Insurance Company (A2), American Bankers Insurance Company of Florida (A2) and American Bankers Life Assurance Company of Florida (A3) were affirmed with a stable outlook.

Standard and Poor’s (“S&P”)

•	Union Security Insurance Company (A-) was placed on CreditWatch positive.

•	Ratings of John Alden Life Insurance Company and Time Insurance Company were downgraded from BBB to BB+, and the outlook revised to stable.

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
For 2016, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $564,000.
Liquidity
As of December 31, 2015, we had $462,248 in holding company capital. We use the term “holding company capital” to represent cash and other liquid marketable securities held at Assurant, Inc., out of a total of $601,819, that we are not otherwise holding for a specific purpose as of the balance sheet date, but can be used for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $462,248 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts received from dispositions and amounts used for acquisitions, totaled $174,579, $453,485, and $607,295 for the years ended December 31, 2015, 2014, and 2013, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to make subsidiary capital contributions, to fund acquisitions and to repurchase our outstanding shares.
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. During 2015, 2014 and 2013 we made share repurchases and paid dividends to our stockholders of $378,819, $295,765 and $472,308, respectively. We expect 2016 dividends from Assurant Solutions and Assurant Specialty

Property to approximate their earnings, subject to the growth of the businesses, rating agency and regulatory capital requirements as well as investment performance. In addition, we expect the sale of Assurant Employee Benefits to generate approximately $1,000,000 in net cash proceeds including capital releases and Assurant Health to contribute approximately $475,000, subject to ultimate development of claims, actual expenses needed to wind down operations, recoveries from Affordable Care Act risk mitigation payments and regulatory approval.
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
On January 15, 2016, our Board of Directors declared a quarterly dividend of $0.50 per common share payable on March 14, 2016 to stockholders of record as of February 29, 2016. We paid dividends of $0.50 per common share on December 14, 2015 to stockholders of record as of November 30, 2015. This represents a 67 percent increase above the quarterly dividend of $0.30 per common share paid on September 15, 2015 to stockholders of record as of August 31, 2015. We paid dividends of $0.30 per common share on June 9, 2015 to stockholders of record as of May 26, 2015. This represents an 11 percent increase above the quarterly dividend of $0.27 per common share paid on March 9, 2015 to stockholders of record as of February 23, 2015. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
 On September 9, 2015, our Board of Directors authorized the Company to repurchase up to an additional $750,000 of its outstanding common stock. During the year ended December 31, 2015, we repurchased 4,184,889 shares of our outstanding common stock at a cost of $284,567, exclusive of commissions. As of December 31, 2015, $952,103 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
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
As of January 1, 2014, the Assurant Pension Plan and Executive Pension Plans are no longer offered to new hires. Subsequently, effective January 1, 2016, the Assurant Pension Plan was amended and split into two separate plans (Plan No. 1 and Plan No. 2). The new Plan No. 2 will include a subset of the terminated vested population and the total in-payment population as of January 1, 2016. Assets for both plans will remain in the Assurant, Inc. Pension Plan Trust, however separate accounting entities will be maintained for Plan No. 1 and Plan No. 2.
Effective March 1, 2016, the Assurant Pension Plan and various non-qualified pension plans (including an Executive Pension Plan) were frozen. No additional benefits will be earned after February 29, 2016.
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
As of January 1, 2015, the Assurant Pension Plan’s funded percentage was 136% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2015. The 2015 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2016. Due to the funding status of the Assurant Pension Plan in 2015, no restrictions will exist before October 2016 (the time that the January 1, 2016 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2016, we do not anticipate any restrictions on benefits for the remainder of 2016.
The Assurant Pension Plan was under-funded by $51,973 and $28,956 (based on the fair value of the assets compared to the projected benefit obligation) on a GAAP basis at December 31, 2015 and 2014, respectively. This equates to an 94% and 97% funded status at December 31, 2015 and 2014, respectively. The change in funded status is mainly due to a decrease in the discount rate and a change in the mortality rates used to determine the projected benefit obligation.
The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2015, we contributed $10,750 in cash to the Assurant Pension Plan. Due to the Plan's current funding status, no cash is expected to be contributed to the Assurant Pension Plan over the course of 2016. See Note 21 to the Consolidated Financial Statements included elsewhere in this report for the components of the net periodic benefit cost.
The impact of a 25 basis point decrease in the discount rate assumption on the 2016 projected benefit expense would result in a reduction of $600 for the Assurant Pension Plan and the various non-qualified pension plans and a reduction of $100 on the retirement health benefit plan. The impact of a 25 basis point change in the expected return on assets assumption on the 2016 projected benefit expense would result in a change of $2,100 for the Assurant Pension Plan and the various non-qualified pension plans and $100 for the retirement health benefits plan.
Commercial Paper Program
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at December 31, 2015, due to $4,040 of outstanding letters of credit related to this program.
On September 16, 2014, we entered into a five-year unsecured $400,000 revolving credit agreement, as amended by Amendment No. 1, dated as of March 5, 2015 (“2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces our prior four-year $350,000 revolving credit facility ("2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided we are in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their current share of the $400,000 facility.
We did not use the commercial paper program during the twelve months ended December 31, 2015 and 2014 and there were no amounts relating to the commercial paper program outstanding at December 31, 2015 and December 31, 2014. The Company made no borrowings using the 2014 Credit Facility and no loans were outstanding at December 31, 2015.
The 2014 Credit Facility contains restrictive covenants, all of which were met as of December 31, 2015. These covenants include (but are not limited to):

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

At December 31, 2015, our ratio of debt to total capitalization as calculated under the covenant was 21%, the consolidated Minimum Amount described in (ii) above was $3,404,584 and our actual consolidated adjusted net worth as calculated under the covenant was $4,558,404.
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
Interest on our 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The interest expense incurred related to the 2013 Senior Notes was $22,988, $22,981 and $17,357 for the twelve months ended December 31, 2015, 2014 and 2013, respectively. There was $6,635 of accrued interest at both December 31, 2015 and 2014. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.
In addition, during 2014, we had two series of senior notes outstanding in an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The first series was $500,000 in principal amount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is due February 15, 2034.
Interest on our 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The interest expense incurred related to the 2004 Senior Notes was $32,127, $35,414 and $59,414 for the years ended December 31, 2015, 2014, and 2013, respectively. There was $12,023 of accrued interest at both December 31, 2015 and 2014. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.
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
The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities (1)	$192,483	$313,782	$1,003,819
Investing activities	264,293	63,889	(392,738)
Financing activities	(487,127)	(776,199)	196,699
Net change in cash	$(30,351)	$(398,528)	$807,780

(1)	Includes effect of exchange rates changes and the reclassification of assets held for sale on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Operating Activities:
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
Net cash provided by operating activities was $192,483 and $313,782 for the years ended December 31, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and higher payments made on 2015 individual major medical policies.
Net cash provided by operating activities was $313,782 and $1,003,819 for the years ended December 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and by amounts yet to be recovered under the 3R's program, partially offset by increased net written premiums in Assurant Solutions, Assurant Health and Assurant Employee Benefits. For more information on the 3R's, please refer to Assurant Health's Results of Operations section in this Item 7.
Investing Activities:
Net cash provided by investing activities was $264,293 and $63,889 for the years ended December 31, 2015 and 2014, respectively. The change in investing activities is primarily due to higher sales of fixed maturity securities, less cash spent on acquisitions and equity interests and the sale of ARIC to Global Indemnity Group Inc. during 2015. For more information on the ARIC sale, please see Note 4 to the Consolidated Financial Statements contained elsewhere in this report. These increases are partially offset by changes in our short-term investments and an increase of purchases of fixed maturity securities.
Net cash provided by (used in) investing activities was $63,889 and $(392,738) for the years ended December 31, 2014 and 2013, respectively. The change in investing activities is primarily due to decreased purchases of fixed maturity securities and less cash spent on acquisitions and equity interests, partially offset by a decrease in sales of fixed maturity securities. For more information on acquisitions, please see Note 4 to the Consolidated Financial Statements contained elsewhere in this report.
Financing Activities:
Net cash used in financing activities was $487,127 and $776,199 for the years ended December 31, 2015 and 2014, respectively. The change in cash used in financing activities was primarily due to the First Quarter 2014 repayment of $467,330 of senior debt, which represents $500,000 in principal less amounts repurchased in 2013, and the payment of a contingent liability related to the acquisition of LSG during First Quarter 2014.
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

The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
Income taxes paid	$80,140	$247,771	$132,487
Interest paid on debt	54,813	68,875	70,741
Common stock dividends	94,168	77,495	74,128
Total	$229,121	$394,141	$277,356

Commitments and Contingencies
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2015, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2015
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$21,510,851	$2,075,128	$1,842,377	$1,718,299	$15,875,047
Debt and related interest	1,895,031	54,812	455,250	92,125	1,292,844
Operating leases	95,638	24,590	36,526	19,578	14,944
Pension obligations and postretirement benefit	762,960	64,555	125,195	145,712	427,498
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	6,350	6,350	—	—	—
Capital contributions to real estate joint ventures	28,607	28,607	—	—	—
Liability for unrecognized tax benefit	35,618	903	30,090	1,207	3,418
Total obligations and commitments	$24,335,055	$2,254,945	$2,489,438	$1,976,921	$17,613,751

(1)	Insurance liabilities reflect estimated cash payments to be made to policyholders.
Liabilities for future policy benefits and expenses of $9,466,694 and claims and benefits payable of $3,896,719 have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $19,809 and $17,871 of letters of credit outstanding as of December 31, 2015 and December 31, 2014, respectively.
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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2015

	-100	-50	0	50	100
Total market value	$11,022,546	$10,612,411	$10,215,328	$9,837,247	$9,479,005
% Change in market value from base case	7.90%	3.89%	—%	(3.70)%	(7.21)%
$ Change in market value from base case	$807,218	$397,083	$—	$(378,081)	$(736,323)

As of December 31, 2014

	-100	-50	0	50	100
Total market value	$12,135,439	$11,692,341	$11,263,174	$10,853,281	$10,464,375
% Change in market value from base case	7.74%	3.81%	—%	(3.64)%	(7.09)%
$ Change in market value from base case	$872,265	$429,167	$—	$(409,893)	$(798,799)

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
The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2015
	-100	-50	0	50	100
Portfolio yield*	4.91%	4.97%	5.03%	5.09%	5.15%
Basis point change in portfolio yield	(0.12)%	(0.06)%	—%	0.06%	0.12%

As of December 31, 2014
	-100	-50	0	50	100
Portfolio yield*	4.89%	4.94%	5.00%	5.06%	5.11%
Basis point change in portfolio yield	(0.11)%	(0.06)%	—%	0.06%	0.11%
* Includes investment income from real estate joint venture partnerships.
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
The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2015		December 31, 2014
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$6,326,800	62%	$7,314,208	65%
Baa	3,309,719	32%	3,255,505	29%
Ba	389,349	4%	432,203	4%
B and lower	189,460	2%	261,258	2%
Total	$10,215,328	100%	$11,263,174	100%

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
We had $7,470,403 and $7,254,585 of reinsurance recoverables as of December 31, 2015 and 2014, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,053,496 and $3,553,560 as of December 31, 2015 and $1,077,791 and $3,471,908 as of December 31, 2014, relating to two large coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of both The Hartford and John

Hancock. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. See “Item 1A – Risk Factors – Risks Related to Our Company – Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “– We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.
Inflation Risk
Inflation risk arises as we invest in assets, which are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 5% of Assurant preneed insurance policies, with reserves of $254,083 and $268,161 as of December 31, 2015 and 2014, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “– Derivatives.”
In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2015 and 2014, respectively.
Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have entered into forward exchange contracts to hedge exposures denominated in the Euro.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,413,580 and $1,590,224 of the total as of December 31, 2015 and 2014, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2015

Foreign exchange spot rate at December 31, 2015, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$10,073,975	$10,144,651	$10,215,328	$10,286,005	$10,356,681
% change of market value from base case	(1.38)%	(0.69)%	—%	0.69%	1.38%
$ change of market value from base case	$(141,353)	$(70,677)	$—	$70,677	$141,353

As of December 31, 2014

Foreign exchange spot rate at December 31, 2014, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,104,148	$11,183,661	$11,263,174	$11,342,687	$11,422,200
% change of market value from base case	(1.41)%	(0.71)%	—%	0.71%	1.41%
$ change of market value from base case	$(159,026)	$(79,513)	$—	$79,513	$159,026

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

Foreign Exchange Movement Analysis of Net Income
As of December 31, 2015
Foreign exchange daily average rate for the year ended December 31, 2015, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$138,360	$139,957	$141,555	$143,153	$144,750
% change of net income from base case	(2.26)%	(1.13)%	—%	1.13%	2.26%
$ change of net income from base case	$(3,195)	$(1,598)	$—	$1,598	$3,195

As of December 31, 2014
Foreign exchange daily average rate for the year ended December 31, 2014, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$466,706	$468,807	$470,907	$473,007	$475,108
% change of net income from base case	(0.89)%	(0.45)%	—%	0.45%	0.89%
$ change of net income from base case	$(4,201)	$(2,100)	$—	$2,100	$4,201

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.
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
The Company’s management assessed its internal control over financial reporting as of December 31, 2015 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or 15d-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers in our upcoming 2016 Proxy Statement (“2016 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2016 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2016 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2016 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.
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
Item 11. Executive Compensation
The information in the 2016 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2016 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the 2016 Proxy Statement under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information in the 2016 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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
10.30
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.31
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant's Form 10-K, originally filed on February 18, 2014).*

10.32	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*
10.33
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.34
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.35
Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.36
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.37
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.38
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 18, 2014).*

10.39
Assurant Executive 401(k) Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.40
Amendment No. 1 to the Assurant Executive 401(k) Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.36 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.41
Amendment No. 2 to the Assurant Executive 401(k) Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.37 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.42
Amendment No. 3 to the Assurant Executive 401(k) Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

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
10.54
Amendment No. 1, dated March 5, 2015, to the Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on May 6, 2015).

10.55
Employment Letter Agreement, dated April 21, 2008, by and between Assurant, Inc. and Bart Schwartz (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 25, 2010).*

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2015.
12.2	Computation of Other Ratios as of December 31, 2015.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2016.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 16, 2016.

Signature	Title
/S/ ALAN B. COLBERG	President, Chief Executive Officer and Director (Principal Executive Officer)
Alan B. Colberg

/S/ CHRISTOPHER J. PAGANO	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Christopher J. Pagano

/S/ JOHN A. SONDEJ	Senior Vice President and Controller (Principal Accounting Officer)
John A. Sondej

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Howard L. Carver

*	Director
Juan N. Cento

*	Director
Elyse Douglas

*	Director
Lawrence V. Jackson

*	Director
Charles J. Koch

*	Director
Jean-Paul L. Montupet

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ CHRISTOPHER J. PAGANO
Name:	Christopher J. Pagano
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 16, 2016

Assurant, Inc.
Consolidated Balance Sheets
At December 31, 2015 and 2014

	December 31,
	2015	2014
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $9,470,795 in 2015 and $10,048,100 in 2014 )	$10,215,328	$11,263,174
Equity securities available for sale, at fair value (cost – $450,563 in 2015 and $434,875 in 2014)	500,057	499,407
Commercial mortgage loans on real estate, at amortized cost	1,151,256	1,272,616
Policy loans	43,858	48,272
Short-term investments	508,950	345,246
Collateral held/pledged under securities agreements	—	95,985
Other investments	575,323	606,752
Total investments	12,994,772	14,131,452
Cash and cash equivalents	1,288,305	1,318,656
Premiums and accounts receivable, net	1,260,717	1,445,630
Reinsurance recoverables	7,470,403	7,254,585
Accrued investment income	129,743	138,868
Deferred acquisition costs	3,150,934	2,957,740
Property and equipment, at cost less accumulated depreciation	298,414	277,645
Tax receivable	24,176	15,132
Goodwill	833,512	841,239
Value of business acquired	41,154	45,462
Other intangible assets, net	277,163	381,960
Other assets	475,731	847,860
Assets held in separate accounts	1,798,104	1,906,237
Total assets	$30,043,128	$31,562,466
Liabilities
Future policy benefits and expenses	$9,466,694	$9,483,672
Unearned premiums	6,423,720	6,529,675
Claims and benefits payable	3,896,719	3,698,606
Commissions payable	393,260	487,322
Reinsurance balances payable	132,728	157,089
Funds held under reinsurance	94,417	75,161
Deferred gain on disposal of businesses	92,327	100,817
Obligation under securities agreements	—	95,986
Accounts payable and other liabilities	2,049,810	2,675,515
Debt	1,171,382	1,171,079
Liabilities related to separate accounts	1,798,104	1,906,237
Total liabilities	25,519,161	26,381,159
Commitments and contingencies (Note 25)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 65,850,386 and 69,299,559 shares outstanding at December 31, 2015 and December 31, 2014, respectively	1,497	1,490
Additional paid-in capital	3,148,409	3,131,274
Retained earnings	4,856,674	4,809,287
Accumulated other comprehensive income	118,549	555,767
Treasury stock, at cost; 83,523,031 and 79,338,142 shares at December 31, 2015 and December 31, 2014, respectively	(3,601,162)	(3,316,511)
Total stockholders’ equity	4,523,967	5,181,307
Total liabilities and stockholders’ equity	$30,043,128	$31,562,466

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$8,350,997	$8,632,142	$7,759,796
Net investment income	626,217	656,429	650,296
Net realized gains on investments, excluding other-than-temporary impairment losses	36,850	60,813	38,912
Total other-than-temporary impairment losses	(7,212)	(69)	(4,516)
Portion of net loss recognized in other comprehensive income, before taxes	2,188	39	129
Net other-than-temporary impairment losses recognized in earnings	(5,024)	(30)	(4,387)
Amortization of deferred gain on disposal of businesses	12,988	(1,506)	16,310
Fees and other income	1,303,466	1,033,805	586,730
Total revenues	10,325,494	10,381,653	9,047,657
Benefits, losses and expenses
Policyholder benefits	4,742,535	4,405,333	3,675,532
Amortization of deferred acquisition costs and value of business acquired	1,402,573	1,485,558	1,470,287
Underwriting, general and administrative expenses	3,924,089	3,688,230	3,034,404
Interest expense	55,116	58,395	77,735
Total benefits, losses and expenses	10,124,313	9,637,516	8,257,958
Income before provision for income taxes	201,181	744,137	789,699
Provision for income taxes	59,626	273,230	300,792
Net income	$141,555	$470,907	$488,907
Earnings Per Share
Basic	$2.08	$6.52	$6.38
Diluted	$2.05	$6.44	$6.30
Dividends per share	$1.37	$1.06	$0.96
Share Data
Weighted average shares outstanding used in basic per share calculations	68,163,825	72,181,447	76,648,688
Plus: Dilutive securities	853,384	970,563	1,006,076
Weighted average shares used in diluted per share calculations	69,017,209	73,152,010	77,654,764

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
		(in thousands)
Net income	$141,555	$470,907	$488,907
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $158,653, $(135,743), and $231,472, respectively	(297,639)	267,011	(455,808)
Change in other-than-temporary impairment gains, net of taxes of $2,240, $(90), and $(1,382), respectively	(4,160)	167	2,566
Change in foreign currency translation, net of taxes of $5,100, $2,745, and $8,162, respectively	(143,023)	(88,944)	(45,649)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(4,091), $26,534, and $(51,302), respectively	7,604	(49,297)	95,318
Total other comprehensive (loss) income	(437,218)	128,937	(403,573)
Total comprehensive (loss) income	$(295,663)	$599,844	$85,334

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
At December 31, 2015, 2014 and 2013

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, January 1, 2013	$1,474	$3,052,454	$4,001,096	$830,403	$(2,700,061)	$5,185,366
Stock plan exercises	8	(13,814)	—	—	—	(13,806)
Stock plan compensation expense	—	50,004	—	—	—	50,004
Change in tax benefit from share-based payment arrangements	—	(1,111)	—	—	—	(1,111)
Dividends	—	—	(74,128)	—	—	(74,128)
Acquisition of common stock	—	—	—	—	(398,180)	(398,180)
Net income	—	—	488,907	—	—	488,907
Other comprehensive loss	—	—	—	(403,573)	—	(403,573)
Balance, December 31,2013	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479
Stock plan exercises	8	(20,513)	—	—	—	(20,505)
Stock plan compensation expense	—	49,354	—	—	—	49,354
Change in tax benefit from share-based payment arrangements	—	14,900	—	—	—	14,900
Dividends	—	—	(77,495)	—	—	(77,495)
Acquisition of common stock	—	—	—	—	(218,270)	(218,270)
Net income	—	—	470,907	—	—	470,907
Other comprehensive income	—	—	—	128,937	—	128,937
Balance, December 31, 2014	$1,490	$3,131,274	$4,809,287	$555,767	$(3,316,511)	$5,181,307
Stock plan exercises	7	(17,571)	—	—	—	(17,564)
Stock plan compensation expense	—	38,773	—	—	—	38,773
Change in tax benefit from share-based payment arrangements	—	(4,067)	—	—	—	(4,067)
Dividends	—	—	(94,168)	—	—	(94,168)
Acquisition of common stock	—	—	—	—	(284,651)	(284,651)
Net income	—	—	141,555	—	—	141,555
Other comprehensive loss	—	—	—	(437,218)	—	(437,218)
Balance, December 31, 2015	$1,497	$3,148,409	$4,856,674	$118,549	$(3,601,162)	$4,523,967

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income	$141,555	$470,907	$488,907
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(155,703)	(471,232)	444,639
Change in premiums and accounts receivable	185,606	(292,241)	(210,997)
Change in deferred acquisition costs and value of business acquired	(234,676)	(227,628)	(337,060)
Change in other intangible assets	2,935	(13,801)	(56,997)
Change in accrued investment income	4,713	2,409	1,839
Change in insurance policy reserves and expenses	314,112	828,591	166,839
Change in accounts payable and other liabilities	(140,337)	266,648	181,374
Change in commissions payable	(35,914)	84,920	106,424
Change in reinsurance balances payable	(13,647)	49,940	6,214
Change in funds withheld under reinsurance	26,479	57,095	18,209
Change in securities classified as trading	15,291	(23,782)	(10,606)
Change in income taxes	(14,870)	62,087	171,311
Change in tax valuation allowance	(4,946)	1,690	3,383
Change in inventory associated with mobile business	(27,269)	(85,742)	(34,682)
Amortization of deferred gain on disposal of businesses	(12,988)	1,506	(16,310)
Depreciation and amortization	137,105	132,217	124,851
Net realized gains on investments	(31,826)	(60,783)	(34,525)
Loss on extinguishment of debt	—	—	964
(Gain)/Loss on business classified as held for sale	(1,121)	21,526	—
Stock based compensation expense	38,773	49,354	50,004
Income from real estate joint ventures	(23,550)	(17,826)	(5,573)
Change in tax benefit from share-based payment arrangements	4,067	(14,900)	1,112
Non cash costs associated with exit or disposal activities	140,084	—	—
Other intangible asset impairment	1,010	5,019	3,323
Changes in premium stabilization program receivables (4)	(136,630)	(381,158)	—
Other	76,319	(51,000)	(35,082)
Net cash provided by operating activities	$254,572	$393,816	$1,027,561
Investing activities
Sales of:
Fixed maturity securities available for sale	2,380,789	1,887,983	2,582,731
Equity securities available for sale	181,918	109,233	236,730
Other invested assets	68,465	74,257	49,456
Property and equipment and other	3,448	172	1,422
Subsidiary, net of cash transferred (1)	49,906	—	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	665,554	791,528	882,159
Commercial mortgage loans on real estate	253,371	165,452	217,377
Purchases of:
Fixed maturity securities available for sale	(2,747,392)	(2,472,494)	(3,396,588)
Equity securities available for sale	(185,025)	(132,748)	(215,881)
Commercial mortgage loans on real estate	(149,003)	(156,390)	(194,468)
Other invested assets	(29,305)	(41,653)	(57,001)
Property and equipment and other	(114,896)	(83,603)	(52,326)
Subsidiary, net of cash transferred (1)	(16,844)	(149,194)	(181,865)
Equity interest (2)	—	(24,614)	(91,420)
Change in short-term investments	(196,747)	93,571	(173,603)
Change in policy loans	4,068	3,169	1,031
Change in collateral held/pledged under securities agreements	95,986	(780)	(492)
Net cash provided by (used in) investing activities	264,293	63,889	(392,738)
Financing activities
Issuance of debt	—	—	698,093
Repurchase of debt	—	—	(33,634)
Repayment of debt	—	(467,330)	—
Change in tax benefit from share-based payment arrangements	(4,067)	14,900	(1,112)
Acquisition of common stock	(292,906)	(215,183)	(393,012)
Dividends paid	(94,168)	(77,495)	(74,128)
Payment of contingent obligations (3)	—	(31,871)	—
Change in obligation under securities agreements	(95,986)	780	492
Net cash (used in) provided by financing activities	(487,127)	(776,199)	196,699
Effect of exchange rate changes on cash and cash equivalents	(56,231)	(28,126)	(23,742)
Cash included in business classified as held for sale	(5,858)	(51,908)	—
Change in cash and cash equivalents	(30,351)	(398,528)	807,780
Cash and cash equivalents at beginning of period	1,318,656	1,717,184	909,404
Cash and cash equivalents at end of period	$1,288,305	$1,318,656	$1,717,184
Supplemental information:
Income taxes paid	$80,140	$247,771	$132,487
Interest on debt paid	$54,813	$68,875	$70,741

(1)
2015 includes the sale of American Reliable Insurance Co. and certain assets related to our vehicle title administration services business and supplemental and small group self-funded businesses; the acquisition of Coast to Coast Services, Inc. and Rent Collect Global. 2014 includes the acquisition of StreetLinks, LLC, eMortgage Logic, LLC, CWI Group and other immaterial subsidiaries. 2013 includes the acquisition of Field Asset Services Group Limited and Lifestyle Services Group Limited.

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

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements December 31, 2015, 2014 and 2013
(In thousands except number of shares and per share amounts)

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
As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and has signed a definitive agreement to sell its Assurant Employee Benefits segment. See Note 3 and Note 4, respectively, for more information.
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

During the fourth quarter of 2015, we identified and corrected errors that originated in prior periods and assessed the materiality of the errors using quantitative and qualitative factors. The errors primarily related to the overstatement of other assets associated with our mobile business inventory and the overstatement of accounts receivable associated with our legacy run-off warranty business. The correction of these errors resulted in a decrease to Assurant Solutions net income of $8,200 for the year ended December 31, 2015 and the fourth quarter of 2015.
We performed both a qualitative and quantitative assessment of the materiality of the errors and concluded that the errors were not material to our financial position, results of operations or cash flows for any previously reported quarterly or annual financial statements or for the current period in which they were corrected.
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
Investments
Fixed maturity and equity securities are classified as available-for-sale, as defined in the investments guidance, and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. Net unrealized gains and losses on securities classified as available-for-sale, less deferred income taxes, are included in AOCI.
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
As of December 31, 2015, the Company has terminated its securities lending program and there are no outstanding transactions. Prior to this date, the Company engaged in collateralized transactions in which fixed maturity securities, primarily bonds issued by the U.S. government, government agencies and authorities, and U.S. corporations, were loaned to selected broker/dealers. The collateral held under these securities lending transactions was reported at fair value and the obligation was reported at the amount of the collateral received. The difference between the collateral held and obligations under securities lending was recorded as an unrealized loss as part of AOCI.
Other investments consist primarily of investments in joint ventures, partnerships, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”), ASIC and the Assurant Deferred Compensation Plan (“ADC”). The joint ventures and partnerships are valued according to the equity method of accounting. In applying the equity method, the Company uses financial information provided by the investee, generally on a three month lag. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in the investment guidance.
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
Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of investment income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability is accrued for the excess deficiency. See Note 3 for further information on the premium deficiency reserve related to the exit of the health insurance market.
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
Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives, not to exceed 20 years. Property and equipment are assessed for impairment when impairment indicators exist. See Note 3 for further information on the impairment of long-lived assets related to the exit of the health insurance market.

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
In the fourth quarter 2015, the Company chose the option to first perform a qualitative assessment for both our Assurant Specialty Property and Assurant Solutions reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units' fair value was more than their carrying amount, therefore further impairment testing was not necessary.
In the fourth quarter of 2014, we performed a Step 1 test for both our Assurant Specialty Property and Assurant Solutions reporting units and concluded that the estimated fair value of the reporting units exceeded their respective book values and therefore goodwill was not impaired.
For 2015 and 2014, the Assurant Employee Benefits and Assurant Health reporting units did not have goodwill.
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
VOBA is tested annually in the fourth quarter for recoverability. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2015 and 2014 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.
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
Other Intangible Assets

Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Other intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to at least annual impairment tests. At the time of the annual impairment test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. Impairment exists if the carrying amount of the indefinite-lived other intangible asset exceeds its fair value. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company does perform an annual impairment test for other intangible assets with finite lives even if there are no triggers present. There were no material impairment charges related to finite-lived and indefinite-lived other intangible assets in 2015 or 2014.
Amortization expense and impairment charges, if any, are included in underwriting, general and administrative expenses in the consolidated statements of operations.
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
Future policy benefits and expense reserves for LTC, certain life and annuity insurance policies no longer offered, a majority of individual medical policies issued prior to 2003, certain medical contracts issued from 2003 through 2006, the traditional life insurance contracts within FFG group worksite contracts and group life conversion policies are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after 2008, universal life insurance policies and investment-type annuity contracts (no longer offered), and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. An unearned revenue reserve is also recorded for those preneed life insurance contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to estimated gross profits.
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
Deferred Gain on Disposal of Businesses
On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company, and adjusts the revenue recognized accordingly. Based on the Company’s annual review in the fourth quarter of 2015, there were no adjustments to the estimates affecting the deferred gain. Based on the Company's annual review in the fourth quarter of 2014, the Company re-established $12,777 of the FFG deferred gain.
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
For a majority of individual medical contracts issued prior to 2003, a limited number of individual medical contracts currently issued from 2003 through 2006 in certain jurisdictions, and traditional life insurance contracts previously sold by the preneed business (no longer offered), revenue is recognized when due from policyholders.
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
Short Duration Contracts
The Company’s short duration contracts revenue is recognized over the contract term in proportion to the amount of insurance protection provided. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, vision, property and warranty, credit life and disability, and extended service contracts and individual medical contracts issued from 2003 through 2006 in most jurisdictions and in all jurisdictions after 2006.
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
The Company has estimated its 2015 impact of this regulation based on definitions and calculation methodologies outlined in the HHS regulations and guidance. The estimate was based on separate projection models for the individual medical and small group businesses using projections of expected premiums, claims, and enrollment by state, legal entity, and market for medical business subject to MLR requirements for the MLR reporting year. In addition, the projection models include quality improvement expenses, state assessments and taxes. The premium rebate is presented as a reduction of net earned premiums in the consolidated statement of operations and included in unearned premiums in the consolidated balance sheets.
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
A three year (2014-2016) risk corridor program limits insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to a subset of Affordable Care Act eligible individual and small group products certified as Qualified Health Plans. The public marketplace can only sell Qualified Health Plans. In addition, carriers who sell Qualified Health Plans on the public marketplace can also sell them off the public marketplace. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS. During 2015, the Company participated in the Federal insurance public marketplace for several states so the risk corridor program is applicable. However, as the funding status for this program is unclear at this time, a 100% allowance was established against recorded receivable amounts, thus there is no impact on the Company's 2015 consolidated statement of operations. The Company does not anticipate any payables into this program for 2015.
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
The Company also derives fees and other income from providing administrative services, mobile related services, and mortgage property risk management services. These fees are recognized monthly when services are performed.
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
Recent Accounting Pronouncements - Adopted
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
On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. The Company’s adoption of this guidance impacts the results of our Assurant Health and Assurant Employee Benefits segments. For the calendar year ended December 31, 2015 and 2014, the Company ratably recorded $39,606 and $25,723, respectively in underwriting, general and administrative expenses in the consolidated statements of operations, and paid, in full, the final assessment during the third quarter of 2015 and 2014.
Recent Accounting Pronouncements - Not Yet Adopted
In January 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the measurement and classification of financial instruments. This amended guidance requires that all equity investments be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected for financial liabilities. The amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, however public business entities will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. For the provision related to presentation of financial liabilities, early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the requirements of this amended measurement and classification of financial instruments guidance and the potential impact on the Company’s financial position and results of operations.
In April 2015, the FASB issued amended guidance on presentation of debt issuance costs. This amended guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by the amendments. The amended guidance is effective for interim and annual periods beginning after December 15, 2015. Therefore, the Company is required to adopt the guidance on January 1, 2016. Early adoption of the amended guidance is permitted for financial statements that have not been previously issued. An entity should apply the amended guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-

specific effects of applying the new guidance. The Company does not expect the adoption of this presentation guidance to impact the Company’s financial position or results of operations.
In February 2015, the FASB issued new consolidation guidance that affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for interim and annual periods beginning after December 15, 2015. Therefore, the Company is required to adopt the guidance on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The new guidance may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not expect the adoption of this new consolidation guidance to have an impact on it's financial position or results of operations.
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

The following table presents information regarding exit-related charges:

	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	14,435	22,307	4,996	41,738
Non-cash adjustment	—	(21,247)	(2,947)	(24,194)
Cash payments	—	—	—	—
Balance at June 30, 2015	$14,435	$1,060	$2,049	$17,544
Charges	20,927	13	5,795	26,735
Cash payments	(10,728)	(168)	(4,338)	(15,234)
Balance at September 30, 2015	$24,634	$905	$3,506	$29,045
Charges	16,344	17	795	17,156
Cash payments	(4,413)	(152)	(3,808)	(8,373)
Balance at December 31, 2015	$36,565	$770	$493	$37,828

Amount expected to be incurred	$82,038	$27,651	$11,586	$121,275

Premium deficiency reserves				$169,101
Total amount expected to be incurred				$290,376
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
The premium deficiency reserve liability decreased $91,054 from $169,101 at September 30, 2015 to $78,047 at December 31, 2015. The $91,054 decrease is consistent with the estimate established at September 30, 2015.
Future cash payments, for these exit-related charges, are expected to be substantially complete by 2016.
4. Dispositions
On October 7, 2015, the Company sold certain assets related to the Assurant Specialty Property’s automobile title administration services business for cash consideration of $19,600. The Company recognized a gain on sale of $16,773 in the fourth quarter 2015, which is classified in fees and other income on the Consolidated Statements of Operations.
On October 1, 2015, the Company completed the sale of Assurant Health’s supplemental and small-group self-funded lines of business and certain assets to National General Holdings Corp. ("National General"), for cash consideration of $14,000, consisting primarily of a ceding commission. Since the form of sale did not discharge the Company’s primary liability to the insureds, a $5,336 gain on the disposal of the small-group self-funded business was deferred and reported as a liability as of the date of sale. The liability is decreased and recognized as revenue over the estimated life of contract terms. The Company will review and evaluate the estimates affecting the deferred gain annually or when significant information affecting the estimates becomes known to the Company, and will adjust the revenue recognized accordingly. Losses resulting from coinsurance transactions are recognized immediately, thus in the fourth quarter 2015 the Company recognized a loss of $11,587, primarily related to the write-off of deferred acquisition costs, on the sale of the supplemental business. The loss on sale is classified in underwriting, general and administrative expenses on the Consolidated Statements of Operations. In the third quarter of 2015, the Company recognized a tax benefit related to the sale of these legal entities. See Note 8 for more information on the tax benefit.
On September 9, 2015, the Company entered into a Master Transaction Agreement with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc., to sell its Assurant Employee Benefits segment for cash consideration of approximately $940,000 consisting primarily of a ceding commission. The sale structure includes the following: coinsurance agreements, with related trust accounts, for the insurance business; stock sale for certain legal entities; administrative agreement for certain non-insurance contracts; and asset sale of certain software and fixed assets. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first quarter of 2016. The assets and liabilities related to the coinsurance agreements do not qualify as held for sale. The sale of the legal entities and other non-insurance assets and liabilities meets the criteria for held for sale accounting as of December 31, 2015.
As of December 31, 2015, the divested legal entities and other non-insurance assets and liabilities had assets of $83,004 (primarily consisting of $35,920 of investments and cash and cash equivalents, $17,312 of premiums and accounts receivable, $19,368 of property and equipment, and $8,674 of other intangible assets) and liabilities of $14,923 (primarily consisting of $13,622 of accounts payable and other liabilities). These assets and liabilities are classified as held for sale and are included in other assets and accounts payable and other liabilities in the Company’s Consolidated Balance Sheets, respectively.
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
5. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment ("OTTI") of the Company's fixed maturity and equity securities as of the dates indicated:

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$150,681	$3,891	$(537)	$154,035	$—
States, municipalities and political subdivisions	647,335	48,389	(94)	695,630	—
Foreign governments	497,785	65,188	(723)	562,250	—
Asset-backed	3,499	1,367	(204)	4,662	1,285
Commercial mortgage-backed	22,169	352	—	22,521	—
Residential mortgage-backed	953,247	48,676	(3,409)	998,514	15,343
Corporate	7,196,079	677,549	(95,912)	7,777,716	17,885
Total fixed maturity securities	$9,470,795	$845,412	$(100,879)	$10,215,328	$34,513
Equity securities:
Common stocks	$13,048	$6,623	$(7)	$19,664	$—
Non-redeemable preferred stocks	437,515	45,495	(2,617)	480,393	—
Total equity securities	$450,563	$52,118	$(2,624)	$500,057	$—

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States Government and government agencies and authorities	$172,070	$5,201	$(429)	$176,842	$—
States, municipalities and political subdivisions	703,167	67,027	(353)	769,841	—
Foreign governments	591,981	74,339	(1,457)	664,863	—
Asset-backed	3,917	1,680	(78)	5,519	1,570
Commercial mortgage-backed	44,907	1,109	—	46,016	—
Residential mortgage-backed	911,004	58,876	(1,154)	968,726	17,732
Corporate	7,621,054	1,026,927	(16,614)	8,631,367	21,612
Total fixed maturity securities	$10,048,100	$1,235,159	$(20,085)	$11,263,174	$40,914
Equity securities:
Common stocks	$22,300	$15,651	$(1)	$37,950	$—
Non-redeemable preferred stocks	412,575	50,975	(2,093)	461,457	—
Total equity securities	$434,875	$66,626	$(2,094)	$499,407	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income ("AOCI"). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2015 and 2014. At December 31, 2015 and 2014, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $319,654 and $270,107, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2015 and 2014, revenue bonds account for 50% and 51% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, transit, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2015, approximately 79%, 8%, and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2014, approximately 76%, 10% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of December 31, 2015 and 2014.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $888,923 with a net unrealized gain of $67,957 at December 31, 2015 and $1,060,655 with a net unrealized gain of $116,975 at December 31, 2014. Approximately 25% and 22% of the corporate European exposure is held in the financial industry at December 31, 2015 and 2014, respectively. The Company's largest European country exposure represented approximately 5% of the fair value of the Company's corporate securities as of December 31, 2015 and 2014. Approximately 6% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $779,720 with a net unrealized loss of $6,985 at December 31, 2015 and $992,012 with a net unrealized gain of $89,590 at December 31, 2014. Approximately 89% of the energy exposure is rated as investment grade as of December 31, 2015 and 2014.

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$324,097	$327,824
Due after one year through five years	1,904,357	1,984,818
Due after five years through ten years	2,121,934	2,171,426
Due after ten years	4,141,492	4,705,563
Total	8,491,880	9,189,631
Asset-backed	3,499	4,662
Commercial mortgage-backed	22,169	22,521
Residential mortgage-backed	953,247	998,514
Total	$9,470,795	$10,215,328

Major categories of net investment income were as follows:

	Years Ended December 31,
	2015	2014	2013
Fixed maturity securities	$486,165	$522,309	$530,144
Equity securities	29,957	28,014	27,013
Commercial mortgage loans on real estate	72,658	73,959	76,665
Policy loans	2,478	2,939	3,426
Short-term investments	2,033	1,950	2,156
Other investments	37,759	34,527	20,573
Cash and cash equivalents	18,416	18,556	14,679
Total investment income	649,466	682,254	674,656
Investment expenses	(23,249)	(25,825)	(24,360)
Net investment income	$626,217	$656,429	$650,296

No material investments of the Company were non-income producing for the years ended December 31, 2015, 2014 and 2013.
The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	For the Years Ended December 31,
	2015	2014	2013
Proceeds from sales	$2,568,166	$1,995,368	$2,821,177
Gross realized gains	65,097	69,184	81,921
Gross realized losses	31,657	10,681	50,667

For securities sold at a loss during 2015, the average period of time these securities were trading continuously at a price below book value was approximately 6 months.

The following table sets forth the net realized gains (losses), including other-than-temporary impairments, recognized in the statement of operations as follows:

	Years Ended December 31,
	2015	2014	2013
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$13,322	$54,200	$14,579
Equity securities	19,016	6,190	19,789
Commercial mortgage loans on real estate	817	532	2,515
Other investments	3,695	(109)	2,029
Total net realized gains related to sales and other	36,850	60,813	38,912
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(5,024)	(30)	(3,295)
Other investments	—	—	(1,092)
Total net realized losses related to other-than-temporary impairments	(5,024)	(30)	(4,387)
Total net realized gains	$31,826	$60,783	$34,525

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
For the twelve months ended December 31, 2015 and 2014, the Company recorded $7,212 and $69, respectively, of OTTI, of which $5,024 and $30 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $2,188 and $39, respectively, related to all other factors and was recorded as an unrealized loss component of AOCI.
The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$35,424	$45,278	$95,589
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	30	107
Additions for credit loss impairments recognized in the current period on securities not previously impaired	2,621	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2,398)	(5,248)	(1,851)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,270)	(4,636)	(48,567)
Balance, end of year	$32,377	$35,424	$45,278

The Company regularly monitors its investment portfolio to ensure investments that may be other-than-temporarily impaired are timely identified, properly valued, and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery for equity securities and the intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value. Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and its net present value.
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
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$90,008	$(465)	$5,564	$(72)	$95,572	$(537)
States, municipalities and political subdivisions	6,881	(94)	—	—	6,881	(94)
Foreign governments	24,071	(347)	22,239	(376)	46,310	(723)
Asset-backed	—	—	1,136	(204)	1,136	(204)
Residential mortgage-backed	260,620	(3,179)	11,147	(230)	271,767	(3,409)
Corporate	1,636,457	(85,247)	54,029	(10,665)	1,690,486	(95,912)
Total fixed maturity securities	$2,018,037	$(89,332)	$94,115	$(11,547)	$2,112,152	$(100,879)
Equity securities:
Common stock	$623	$(7)	$—	$—	$623	$(7)
Non-redeemable preferred stocks	63,665	(1,632)	13,806	(985)	77,471	(2,617)
Total equity securities	$64,288	$(1,639)	$13,806	$(985)	$78,094	$(2,624)

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$34,551	$(188)	$21,488	$(241)	$56,039	$(429)
States, municipalities and political subdivisions	3,050	(282)	4,633	(71)	7,683	(353)
Foreign governments	19,886	(67)	37,741	(1,390)	57,627	(1,457)
Asset-backed	—	—	1,348	(78)	1,348	(78)
Residential mortgage-backed	22,337	(71)	61,682	(1,083)	84,019	(1,154)
Corporate	640,641	(13,132)	113,918	(3,482)	754,559	(16,614)
Total fixed maturity securities	$720,465	$(13,740)	$240,810	$(6,345)	$961,275	$(20,085)
Equity securities:
Common stock	$—	$—	$196	$(1)	$196	$(1)
Non-redeemable preferred stocks	8,844	(264)	24,784	(1,829)	33,628	(2,093)
Total equity securities	$8,844	$(264)	$24,980	$(1,830)	$33,824	$(2,094)

Total gross unrealized losses represent approximately 5% and 2% of the aggregate fair value of the related securities at December 31, 2015 and 2014, respectively. Approximately 88% and 63% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2015 and 2014, respectively. The total gross unrealized losses are comprised of 884 and 385 individual securities at December 31, 2015 and 2014, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2015 and 2014. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2015, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, the Company applies an impairment model similar to that used for the Company's fixed maturity securities. As of December 31, 2015, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of December 31, 2015, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position at December 31, 2015, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$52,077	$51,667
Due after one year through five years	469,320	459,930
Due after five years through ten years	754,402	720,632
Due after ten years	660,716	607,020
Total	1,936,515	1,839,249
Asset-backed	1,340	1,136
Residential mortgage-backed	275,176	271,767
Total	$2,213,031	$2,112,152

The Company has exposure to sub-prime and related mortgages within the Company's fixed maturity security portfolio. At December 31, 2015, approximately 2% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 9% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2015, approximately 41% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $17 to $14,625 at December 31, 2015 and from $77 to $15,190 at December 31, 2014.
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
The following summarizes the Company's loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,101,572	95.5%	2.01
71 – 80%	39,080	3.4%	1.19
81 – 95%	8,370	0.7%	1.05
Greater than 95%	4,816	0.4%	3.52
Gross commercial mortgage loans	1,153,838	100.0%	1.98
Less valuation allowance	(2,582)
Net commercial mortgage loans	$1,151,256

	December 31, 2014
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,168,454	91.6%	2.01
71 – 80%	73,762	5.8%	1.26
81 – 95%	27,268	2.1%	1.04
Greater than 95%	6,531	0.5%	0.43
Gross commercial mortgage loans	1,276,015	100.0%	1.94
Less valuation allowance	(3,399)
Net commercial mortgage loans	$1,272,616

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. An additional valuation allowance is established for incurred, but not specifically identified impairments. Changing economic conditions affect the Company's valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events, have deteriorating credits or have experienced a reduction in debt-service coverage ratio. Where warranted, the Company has established or increased a valuation allowance based upon this analysis.

The commercial mortgage loan valuation allowance for losses was $2,582 and $3,399 at December 31, 2015 and 2014, respectively. In 2015 and 2014, the loan valuation allowance was decreased $817 and $1,083, respectively, due to changing economic conditions and geographic concentrations.
At December 31, 2015, the Company had mortgage loan commitments outstanding of approximately $6,350. The Company is also committed to fund additional capital contributions of $28,607 to partnerships.
The Company has short term investments and fixed maturities of $441,851 and $519,659 at December 31, 2015 and 2014, respectively, on deposit with various governmental authorities as required by law.
The Company utilizes derivative instruments on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument.  The derivatives do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the gain or loss is recognized in the statement of operations in fees and other income, underwriting, general and administrative expenses, and realized gains (losses). As of December 31, 2015 and 2014, amounts related to derivative assets were $6,715 and $9,040, respectively, while derivative liabilities were $27,689 and $25,303, respectively, all of which are included in the consolidated balance sheets. The loss recorded in the results of operations totaled $5,298, $7,453 and $703 for the years ended December 31, 2015, 2014 and 2013, respectively.
Variable Interest Entities
A VIE is a legal entity which does not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest. The Company's investments in VIE's include private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method and included in the consolidated balance sheets in other investments. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of December 31, 2015, the Company's maximum exposure to loss is $56,781 in recorded carrying value and $28,607 in unfunded commitments.
Collateralized Transactions
As of December 31, 2015, the Company has terminated its securities lending program and there are no outstanding transactions.
In the past, the Company lent fixed maturity securities, primarily bonds issued by the U.S. government and government agencies and authorities, and U.S. corporations, to selected broker/dealers. All such loans were negotiated on an overnight basis; term loans were not permitted. The Company received collateral, greater than or equal to 102% of the fair value of the securities lent, plus accrued interest, in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of cash collateral received was unrestricted. The Company reinvested the cash collateral received, generally in investments of high credit quality that are designated as available-for-sale. The Company monitored the fair value of securities loaned and the collateral received, with additional collateral obtained, as necessary. The Company was subject to the risk of loss on the re-investment of cash collateral.
As of December 31, 2014, the Company’s collateral held under securities lending agreements, of which its use was unrestricted, was $95,985, and is included in the consolidated balance sheets under the collateral held/pledged under securities agreements. The Company’s liability to the borrower for collateral received was $95,986, and is included in the consolidated balance sheets under the obligation under securities agreements. The difference between the collateral held and obligations under securities lending is recorded as an unrealized gain (loss) and is included as part of AOCI. The Company included the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.
Cash proceeds that the Company received as collateral for the securities it lent and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received was considered a borrowing. Since the Company reinvested the cash collateral generally in investments that were designated as available-for-sale, the reinvestment is presented as cash flows from investing activities.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014. The amounts presented below for Collateral held/pledged under securities agreements, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	December 31, 2015
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$154,035	$—		$154,035		$—
State, municipalities and political subdivisions	695,630	—		695,630		—
Foreign governments	562,250	944		561,306		—
Asset-backed	4,662	—		4,662		—
Commercial mortgage-backed	22,521	—		22,317		204
Residential mortgage-backed	998,514	—		998,514		—
Corporate	7,777,716	—		7,714,570		63,146
Equity securities:
Common stocks	19,664	18,981		683		—
Non-redeemable preferred stocks	480,393	—		478,143		2,250
Short-term investments	508,950	453,335	b	55,615	c	—
Other investments	253,708	62,076	a	189,407	c	2,225	d
Cash equivalents	908,936	907,248	b	1,688	c	—
Other assets	1,320	—		886	e	434	e
Assets held in separate accounts	1,750,556	1,570,000	a	180,556	c	—
Total financial assets	$14,138,855	$3,012,584		$11,058,012		$68,259

Financial Liabilities
Other liabilities	$89,765	$62,076	a	$6	e	$27,683	e
Liabilities related to separate accounts	1,750,556	1,570,000	a	180,556	c	—
Total financial liabilities	$1,840,321	$1,632,076		$180,562		$27,683

	December 31, 2014
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
United States Government and government agencies and authorities	$176,842	$—		$176,842		$—
State, municipalities and political subdivisions	769,841	—		769,841		—
Foreign governments	664,863	757		664,106		—
Asset-backed	5,519	—		5,519		—
Commercial mortgage-backed	46,016	—		45,613		403
Residential mortgage-backed	968,726	—		964,081		4,645
Corporate	8,631,367	—		8,527,092		104,275
Equity securities:
Common stocks	37,950	37,266		684		—
Non-redeemable preferred stocks	461,457	—		459,457		2,000
Short-term investments	345,246	266,980	b	78,266	c	—
Collateral held/pledged under securities agreements	74,985	67,783	b	7,202	c	—
Other investments	272,755	59,358	a	211,276	c	2,121	d
Cash equivalents	683,142	635,804	b	47,338	c	—
Other assets	1,674	—		867	e	807	e
Assets held in separate accounts	1,854,193	1,682,671	a	171,522	c	—
Total financial assets	$14,994,576	$2,750,619		$12,129,706		$114,251

Financial Liabilities
Other liabilities	$84,660	$59,358	a	$69	e	$25,233	e
Liabilities related to separate accounts	1,854,193	1,682,671	a	171,522	c	—
Total financial liabilities	$1,938,853	$1,742,029		$171,591		$25,233

a.	Mainly includes mutual funds.

b.	Mainly includes money market funds.

c.	Mainly includes fixed maturity securities.

d.	Mainly includes fixed maturity securities and other derivatives.

e.	Mainly includes derivatives.

There were no transfers between Level 1 and Level 2 financial assets during 2015 or 2014. However, there were transfers between Level 2 and Level 3 financial assets in 2015 and 2014, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur from changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. Any remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$403	$—	$(11)	$—	$(188)	$—	$—	$204
Residential mortgage-backed	4,645	1	(104)	9,721	—	—	(14,263)	—
Corporate	104,275	591	(3,620)	6,523	(7,167)	30,302	(67,758)	63,146
Equity Securities
Non-redeemable preferred stocks	2,000	—	250	—	—	—	—	2,250
Other investments	2,121	34	(42)	—	(124)	236	—	2,225
Other assets	807	(373)	—	—	—	—	—	434
Financial Liabilities
Other liabilities	(25,233)	(2,450)	—	77	(77)	—	—	(27,683)
Total level 3 assets and liabilities	$89,018	$(2,197)	$(3,527)	$16,321	$(7,556)	$30,538	$(82,021)	$40,576

	Year Ended December 31, 2014
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$22,657	$—	$—	$—	$—	$—	$(22,657)	$—
Foreign governments	16,857	(2)	18	—	—	—	(16,873)	—
Commercial mortgage-backed	598	—	(18)	—	(177)	—	—	403
Residential mortgage-backed	4,167	—	(78)	4,723	—	—	(4,167)	4,645
Corporate	115,344	2,438	1,546	23,578	(16,958)	1,515	(23,188)	104,275
Equity Securities
Non-redeemable preferred stocks	7,510	562	(517)	—	(3,779)	—	(1,776)	2,000
Other investments	4,171	(2,174)	10	440	(128)	—	(198)	2,121
Other assets	2,491	(1,684)	—	—	—	—	—	807
Financial Liabilities
Other liabilities	(20,330)	(822)	—	(4,081)	—	—	—	(25,233)
Total level 3 assets and liabilities	$153,465	$(1,682)	$961	$24,660	$(21,042)	$1,515	$(68,859)	$89,018

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the periods ended December 31, 2015 and 2014, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2015 and 2014, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

Level 2 Securities

The Company values Level 2 securities using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for the Company’s Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The Company uses the following observable market inputs (“standard inputs”), listed in the approximate order of priority, in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research data. Further details for Level 2 investment types follow:

United States Government and government agencies and authorities: U.S. government and government agencies and authorities securities are priced by the Company’s pricing service utilizing standard inputs. Included in this category are U.S. Treasury securities which are priced using vendor trading platform data in addition to the standard inputs.

State, municipalities and political subdivisions: State, municipalities and political subdivisions securities are priced by the Company’s pricing service using material event notices and new issue data inputs in addition to the standard inputs.

Foreign governments: Foreign government securities are primarily fixed maturity securities denominated in Canadian dollars which are priced by the Company’s pricing service using standard inputs. The pricing service also evaluates each security based on relevant market information including relevant credit information, perceived market movements and sector news.

Commercial mortgage-backed, residential mortgage-backed and asset-backed: Commercial mortgage-backed, residential mortgage-backed and asset-backed securities are priced by the Company’s pricing service using monthly payment information and collateral performance information in addition to the standard inputs. Additionally, commercial mortgage-backed securities and asset-backed securities utilize new issue data while residential mortgage-backed securities utilize vendor trading platform data.

Corporate: Corporate securities are priced by the Company’s pricing service using standard inputs. Non-investment grade securities within this category are priced by the Company’s pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.

Non-redeemable preferred stocks: Non-redeemable preferred stocks are priced by the Company’s pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2015 and 2014 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities, $304 and $63,614 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2015 and 2014, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $65,600 and $47,923 were priced internally using independent and non-binding broker quotes as of December 31, 2015 and 2014, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

Other assets: A non-pricing service source prices certain derivatives using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.

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

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize the Company’s financial assets in the fair value hierarchy.

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

For its 2015 fourth quarter annual goodwill impairment tests, a qualitative assessment was performed for the Assurant Solutions and Assurant Specialty Property reporting units. Based on these assessments, it was determined that it was not necessary to perform a Step 1 quantitative goodwill impairment test for the Assurant Solutions and Assurant Specialty Property reporting units and that it is more-likely-than-not that the fair value of each reporting unit continues to exceed its net book value at year-end 2015.

For its 2014 fourth quarter annual goodwill impairment test, the Company performed a Step 1 analysis for the Assurant Solutions and Assurant Specialty Property reporting units. Based on these analyses, it was determined that goodwill was not impaired at either reporting unit. The Company utilized both the income and market valuation approaches to measure the fair value of its reporting units. Under the income approach, the Company determined the fair value of the reporting units considering distributable earnings, which were estimated from operating plans. The resulting cash flows were then discounted using a market participant weighted average cost of capital estimated for the reporting units. After discounting the future discrete earnings to their present value, the Company estimated the terminal value attributable to the years beyond the discrete operating plan period. The discounted terminal value was then added to the aggregate discounted distributable earnings from the discrete operating plan period to estimate the fair value of the reporting units. Under the market approach, the Company derived the fair value of the reporting units based on various financial multiples, including but not limited to: price to tangible book value of equity, price to estimated 2013 earnings and price to estimated 2014 earnings, which were estimated based on publicly available data related to comparable guideline companies. In addition, financial multiples were also estimated from publicly available purchase price data for acquisitions of companies operating in the insurance industry. The estimated fair value of the reporting units was more heavily weighted towards the income approach because in that economic environment the earnings capacity of a business was generally considered the most important factor in the valuation of a business enterprise. This fair value determination was categorized as Level 3 (unobservable) in the fair value hierarchy. See Note 11 for further information.

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2015, 2014 and 2013.

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

Other investments: Other investments include equity investments accounted for under the cost method, real estate held for sale, Certified Capital Company and low income housing tax credits, business debentures, credit tenant loans and social impact loans which are recorded at cost or amortized cost. The carrying value reported for these investments approximates fair value. Due to the nature of these investments, there is a lack of liquidity in the primary market which results in the holdings being classified as Level 3.

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

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,151,256	$1,201,806	$—	$—	$1,201,806
Policy loans	43,858	43,858	43,858	—	—
Other investments	27,534	27,534	—	—	27,534
Total financial assets	$1,222,648	$1,273,198	$43,858	$—	$1,229,340
Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal) (1)	$666,068	$676,586	$—	$—	$676,586
Funds withheld under reinsurance	94,417	94,417	94,417	—	—
Debt	1,171,382	1,250,602	—	1,250,602	—
Total financial liabilities	$1,931,867	$2,021,605	$94,417	$1,250,602	$676,586

	December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,272,616	$1,448,215	—	—	$1,448,215
Policy loans	48,272	48,272	48,272	—	—
Other investments	10,896	10,896	—	—	10,896
Total financial assets	$1,331,784	$1,507,383	$48,272	—	$1,459,111
Financial Liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal) (1)	$743,951	$764,949	—	—	$764,949
Funds withheld under reinsurance	75,161	75,161	75,161	—	—
Debt	1,171,079	1,296,139	—	1,296,139	—
Obligations under securities agreements	95,986	95,986	95,986	—	—
Total financial liabilities	$2,086,177	$2,232,235	$171,147	$1,296,139	$764,949

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) is reflected in the table above.

7. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2015	2014
Insurance premiums receivable	$1,092,136	$1,275,440
Other receivables	196,277	201,758
Allowance for uncollectible amounts	(27,696)	(31,568)
Total	$1,260,717	$1,445,630

8. Income Taxes
The Company and the majority of its subsidiaries are subject to U.S. tax and file a U.S. consolidated federal income tax return. Information about domestic and foreign pre-tax income as well as current and deferred tax expense follows:

	Years Ended December 31,
	2015	2014	2013
Pre-tax income:
Domestic	$126,797	$632,738	$716,172
Foreign	74,384	111,399	73,527
Total pre-tax income	$201,181	$744,137	$789,699

	Years Ended December 31,
	2015	2014	2013
Current expense:
Federal & state	$40,643	$162,483	$129,204
Foreign	22,851	46,593	35,188
Total current expense	63,494	209,076	164,392
Deferred expense (benefit):
Federal & state	173	72,645	131,336
Foreign	(4,041)	(8,491)	5,064
Total deferred (benefit) expense	(3,868)	64,154	136,400
Total income tax expense	$59,626	$273,230	$300,792

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2015	2014	2013
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Non-taxable investment income	(6.8)	(1.9)	(1.7)
Foreign earnings (a)	(5.2)	(2.2)	1.1
Non deductible compensation	9.1	3.8	3.4
Non deductible health insurer fee	6.9	1.1	—
Sale of subsidiary	(8.0)	—	—
Other	(1.4)	0.9	0.3
Effective income tax rate:	29.6%	36.7%	38.1%

(a)
Results for all years primarily include tax expense (benefit) associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and realization of foreign tax credits for certain other subsidiaries. In addition, 2015 reflects a 6.5% benefit related to a Latin American reorganization and 2014 reflects a 2.6% benefit related to the conversion of Canadian branch operations of certain U.S. companies to foreign corporate entities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$(6,262)	$(10,322)	$(11,515)
Additions based on tax positions related to the current year	(30,712)	(2,940)	(309)
Reductions based on tax positions related to the current year	102	581	995
Additions for tax positions of prior years	(2,128)	(1,037)	(1,090)
Reductions for tax positions of prior years	1,990	2,495	959
Settlements	—	4,961	638
Balance at end of year	$(37,010)	$(6,262)	$(10,322)

The total unrecognized tax benefit of $35,618, $7,631, and $12,510 for 2015, 2014, and 2013, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax receivable and accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $169, $246 and $375, respectively, of interest expense related to income tax matters. The Company had $1,733 and $1,730, and $4,500 of interest accrued as of December 31, 2015, 2014 and 2013, respectively. No penalties have been accrued.
The Company does not anticipate any significant increase or decrease of unrecognized tax benefit within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2011. Substantially all non-U.S. income tax matters have been concluded for the years through 2009, and all state and local income tax matters have been concluded for the years through 2009.
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014
Deferred Tax Assets
Policyholder and separate account reserves	$568,053	$498,231
Accrued liabilities	32,257	23,183
Investments, net	140,785	168,061
Net operating loss carryforwards	40,479	50,103
Deferred gain on disposal of businesses	32,362	35,347
Compensation related	28,289	24,029
Employee and post-retirement benefits	115,904	111,716
Unearned fee income	50,931	55,765
Other	48,548	40,584
Total deferred tax asset	1,057,608	1,007,019
Less valuation allowance	(13,218)	(18,164)
Deferred tax assets, net of valuation allowance	1,044,390	988,855
Deferred Tax Liabilities
Deferred acquisition costs	(931,630)	(867,212)
Net unrealized appreciation on securities	(262,075)	(435,375)
Total deferred tax liability	(1,193,705)	(1,302,587)
Net deferred income tax liability	$(149,315)	$(313,732)

The net deferred tax liability of $149,315 as of December 31, 2015 is comprised of $177,748 deferred tax liabilities and $28,433 deferred tax assets, by jurisdiction. Similarly, the net deferred tax liability of $313,732 as of December 31, 2014 is comprised of $341,290 deferred tax liabilities and $27,558 deferred tax assets, by jurisdiction.

The Company’s valuation allowance against deferred tax assets decreased $4,946 to $13,218 at December 31, 2015 from $18,164 at December 31, 2014. A cumulative valuation allowance of $13,218 has been recorded because it is management’s assessment that it is more likely than not that only $1,044,390 of deferred tax assets will be realized. The valuation allowance relates to the deferred tax assets attributable to certain international subsidiaries.
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
Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $198,325. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $21,285, net of anticipated foreign tax credits.
At December 31, 2015, the Company and its subsidiaries had $163,722 of net operating loss carryforwards in certain foreign subsidiaries that will expire if unused as follows:

Expiration Year	Amount
2016 - 2020	$31,205
2021 - 2025	7,436
2026 - 2030	4,140
2031 - 2035	19,200
Unlimited	101,741
$163,722

9. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows:

	December 31,
	2015	2014	2013
Beginning balance	$2,957,740	$3,128,931	$2,861,163
Costs deferred and other (1)	1,587,453	1,306,390	1,729,613
Amortization	(1,394,259)	(1,477,581)	(1,461,845)
Ending balance	$3,150,934	$2,957,740	$3,128,931

(1)	Includes foreign currency translation, the adjustment previously disclosed in 2014 and the reclassification of assets held for sale as described in Note 4.

10. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2015	2014
Land	$14,884	$14,359
Buildings and improvements	262,769	258,680
Furniture, fixtures and equipment	478,717	519,146
Total	756,370	792,185
Less accumulated depreciation	(457,956)	(514,540)
Total	$298,414	$277,645

Depreciation expense for 2015, 2014 and 2013 amounted to $47,439, $47,670 and $50,652, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

11. Goodwill
The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. Below is a roll forward of goodwill by reportable segment.

	Solutions (1)	Specialty Property	Health	Employee Benefits	Consolidated
Balance at December 31, 2013
Goodwill	$1,757,140	$288,360	$204,303	$185,078	$2,434,881
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)
	496,201	288,360	—	—	784,561
Acquisitions	51,574	28,677	—	—	80,251
Dispositions	—	(15,451)	—	—	(15,451)
Foreign currency translation and other	(8,122)	—	—	—	(8,122)
Balance at December 31, 2014
Goodwill	1,800,592	301,586	204,303	185,078	2,491,559
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)
	539,653	301,586	—	—	841,239
Acquisitions	2,520	5,365	—	—	7,885
Dispositions	—	(2,532)	—	—	(2,532)
Foreign currency translation and other	(13,080)	—	—	—	(13,080)
Balance at December 31, 2015
Goodwill	1,790,032	304,419	204,303	185,078	2,483,832
Accumulated impairment losses	(1,260,939)	—	(204,303)	(185,078)	(1,650,320)
	$529,093	$304,419	$—	$—	$833,512

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

In the fourth quarters of 2015, 2014 and 2013, the Company conducted its annual assessments of goodwill. During the year ended December 31, 2014, the Company changed its annual testing date from November 30 to October 1. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it better aligns the annual impairment testing date with the Company’s strategic planning cycle, which is a significant element in the testing process. This change in annual testing date did not delay, accelerate or avoid an impairment charge.

In 2015 for both Assurant Solutions and Assurant Specialty Property reporting units and in 2013 for the Assurant Specialty Property reporting unit, the Company chose the option to perform a qualitative assessment under the amended intangibles - goodwill and other guidance. The Company performed a Step 1 test for the Assurant Solutions reporting unit in 2014 and 2013 and for the Assurant Specialty Property reporting unit in 2014. Based on these tests, it was determined that goodwill was not impaired at either reporting unit.

12. VOBA and Other Intangible Assets
Information about VOBA is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Beginning balance	$45,462	$53,549	$62,109
Additions	4,134	—	—
Amortization, net of interest accrued	(8,314)	(7,978)	(8,442)
Foreign currency translation and other	(128)	(109)	(118)
Ending balance	$41,154	$45,462	$53,549

As of December 31, 2015, the entire outstanding balance of VOBA is from the Assurant Solutions segment with the majority related to the preneed life insurance business. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2015 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2016	$9,066
2017	7,820
2018	7,021
2019	6,645
2020	6,289
Thereafter	4,313
Total	$41,154

Information about other intangible assets is as follows:

	As of December 31,
	2015			2014
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$47,134	$(30,820)	$16,314	$63,538	$(36,221)	$27,317
Customer related intangibles	438,737	(212,542)	226,195	520,894	(212,326)	308,568
Marketing related intangibles	41,386	(20,977)	20,409	41,861	(15,686)	26,175
Technology based intangibles	25,235	(10,990)	14,245	25,235	(5,335)	19,900
Total	$552,492	$(275,329)	$277,163	$651,528	$(269,568)	$381,960

Other intangible assets amortization for 2015, 2014 and 2013 amounted to $71,664, $63,924 and $44,671, respectively.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets are as follows:

Year	Amount
2016	$67,079
2017	59,782
2018	47,081
2019	30,837
2020	26,276
Thereafter	46,108
Total other intangible assets with finite lives	$277,163

13. Reserves
The following table provides reserve information of the Company’s major product lines at the dates shown:

	December 31, 2015				December 31, 2014
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed funeral life insurance policies and investment-type annuity contracts	$4,670,977	$134,534	$13,644	$6,324	$4,618,505	$4,872	$14,696	$6,456
Life insurance no longer offered	407,360	427	2,360	1,070	418,672	570	2,272	1,301
Universal life and other products no longer offered	153,801	118	773	1,674	168,808	136	704	1,959
FFG, LTC and other disposed businesses	4,129,233	47,132	973,614	103,652	4,153,741	46,585	881,514	97,524
Medical	68,353	742	1,465	2,321	87,563	7,254	1,959	7,886
All other	36,970	404	12,855	10,836	36,383	382	13,863	9,803
Short Duration Contracts:
Group term life	—	2,431	166,920	30,857	—	2,905	169,006	28,786
Group disability	—	1,984	1,092,841	100,155	—	1,564	1,127,068	107,961
Medical	—	25,401	235,516	253,295	—	130,185	137,370	240,830
Dental	—	4,244	1,587	16,454	—	4,013	2,251	17,037
Property and warranty	—	2,223,589	182,095	507,310	—	2,386,719	130,517	546,979
Credit life and disability	—	181,466	25,966	35,718	—	241,092	34,581	43,298
Extended service contracts	—	3,669,859	7,258	33,928	—	3,568,352	6,780	42,054
All other	—	131,389	18,961	57,270	—	135,046	5,375	18,776
Total	$9,466,694	$6,423,720	$2,735,855	$1,160,864	$9,483,672	$6,529,675	$2,527,956	$1,170,650

The following table provides a rollforward of the Company’s product lines with the most significant claims and benefits payable balances: group term life, group disability, medical and property and warranty lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability	Short Duration Medical (2)	Long Duration Medical (2)	Property and Warranty
Balance as of December 31, 2012, gross of reinsurance (3)	$203,757	$1,309,087	$247,758	$16,847	$1,167,058
Less: Reinsurance ceded and other (1)	(2,817)	(38,166)	(16,447)	(736)	(715,058)
Balance as of January 1, 2013, net of reinsurance	200,940	1,270,921	231,311	16,111	452,000
Incurred losses related to:
Current year	121,708	284,005	1,097,313	110,933	1,140,500
Prior year’s interest	7,773	56,705	—	—	—
Prior year (s)	(14,300)	(29,975)	(42,063)	(3,971)	(23,801)
Total incurred losses	115,181	310,735	1,055,250	106,962	1,116,699
Paid losses related to:
Current year	75,119	70,236	894,533	98,183	802,130
Prior year (s)	43,694	278,559	184,824	11,869	310,660
Total paid losses	118,813	348,795	1,079,357	110,052	1,112,790
Balance as of December 31, 2013, net of reinsurance (3)	197,308	1,232,861	207,204	13,021	455,909
Plus: Reinsurance ceded and other (1)	2,463	38,990	14,978	618	183,315
Balance as of December 31, 2013, gross of reinsurance (3)	$199,771	$1,271,851	$222,182	$13,639	$639,224
Less: Reinsurance ceded and other (1) (4)	(2,463)	(38,990)	(14,978)	(618)	(229,038)
Balance as of January 1, 2014, net of reinsurance	197,308	1,232,861	207,204	13,021	410,186
Incurred losses related to:
Current year	124,228	285,095	1,782,891	128,093	1,401,187
Prior year’s interest	7,548	53,657	—	—	—
Prior year(s)	(16,560)	(36,003)	(51,352)	(4,044)	(2,848)
Total incurred losses	115,216	302,749	1,731,539	124,049	1,398,339
Paid losses related to:
Current year	77,113	80,172	1,424,448	118,842	988,075
Prior year (s)	41,028	262,023	151,298	8,829	323,795
Total paid losses	118,141	342,195	1,575,746	127,671	1,311,870
Balance as of December 31, 2014, net of reinsurance (3)	194,383	1,193,415	362,997	9,399	496,655
Plus: Reinsurance ceded and other (1)	3,409	41,614	15,203	446	180,841
Balance as of December 31, 2014, gross of reinsurance (3)	$197,792	$1,235,029	$378,200	$9,845	$677,496
Less: Reinsurance ceded and other (1)	(3,409)	(41,614)	(15,203)	(446)	(180,841)
Balance as of January 1, 2015, net of reinsurance	194,383	1,193,415	362,997	9,399	496,655
Incurred losses related to:
Current year	132,330	264,077	2,404,632	80,845	1,105,991
Prior year’s interest	7,317	51,798	—	—	—
Prior year (s)	(17,513)	(18,540)	(36,795)	(2,483)	(43,619)
Total incurred losses	122,134	297,335	2,367,837	78,362	1,062,372
Paid losses related to:
Current year	82,847	76,000	2,016,726	77,427	752,752
Prior year (s)	38,643	263,412	318,327	6,709	317,589
Total paid losses	121,490	339,412	2,335,053	84,136	1,070,341
Balance as of December 31, 2015, net of reinsurance (3)	195,027	1,151,338	395,781	3,625	488,686
Plus: Reinsurance ceded and other (1)	2,750	41,658	93,030	161	200,719
Balance as of December 31, 2015, gross of reinsurance (3)	$197,777	$1,192,996	$488,811	$3,786	$689,405

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

(2)	Short duration and long duration medical methodologies used for settling claims and benefits payable are similar.

(3)	The Company’s net retained credit life and disability claims and benefits payable were $33,852, $45,096 and $54,483 at December 31, 2015, 2014 and 2013.

(4)	Includes the reclassification of assets held for sale as described in Note 4.

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

Medical reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits) have been excluded from the incurred loss roll-forwards because they cannot be analyzed appropriately under a rollforward approach. Affordable Care Act risk mitigation accruals and payments have also been excluded as they involve other receivable accounts which would be inconsistent with this reserve rollforward approach.

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

The Company’s group disability products include short and long term disability coverage. Case and IBNR reserves for long-term disability claims have been discounted at 5.25% for claims incurred in 2010 and prior years, and between 4.25% and 4.75% for claims incurred after 2010. The December 31, 2015 and 2014 liabilities net of reinsurance include $1,192,996 and $1,235,029, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2015 and 2014 are $343,954 and $362,207, respectively.

In 2015, the Company’s Property and Warranty case and IBNR reserves reflected an increased degree of favorable development on prior accident years compared to 2014 and 2013. Unfavorable development on lender-placed products in 2014 led to a lower redundancy level than seen in prior years. In 2015, reserve redundancies returned to long-term historical norms due to improvements in non-catastrophe loss experience for lender-placed products as well as reserve strengthening taken in 2014. In 2013, adverse development of $6,500 from Super Storm Sandy lowered the reserve redundancy compared to 2012. For the longer-tail Property and Warranty coverages (e.g. asbestos, environmental, and other general liability), for all years presented, there were no material changes in estimated amounts for incurred claims in prior years.

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

Preneed Business – Independent Division

Interest and discount rates for preneed life insurance issued prior to 2009 vary by year of issuance and product, are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based upon current assumptions without provisions for adverse deviation. During 2015 and 2014, interest and discount rates ranged between 3.3% and 7.3%.

Interest and discount rates for traditional life insurance (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2015 and 2014 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in 2015 and 2014.

Mortality assumptions for business issued prior to 2009 are based upon pricing assumptions and modified to allow for provisions for adverse deviation. For business issued after 2008, mortality assumptions are based upon pricing assumptions without provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future assumed policy benefit increases on preneed life insurance issued prior to 2009 ranged from 1.0% to 7.0% in 2015 and 2014. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2015 and 2014 with the exception of most policies issued in 2005 through 2007 where the assumption was 2.3%. Future policy benefit increases for business issued in 2015 are based on current assumptions.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.0% to 5.5% in 2015 and 2014. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period.

PreNeed Business – AMLIC Division

Interest and discount rates for preneed life insurance issued or acquired after September 2000 and prior to 2009 vary by year of issuance and are based on pricing assumptions and modified to allow for provisions for adverse deviation. For preneed life insurance with discretionary death benefit growth issued after 2008, interest and discount rates are based on current assumptions without provisions for adverse deviation. Discount rates for 2015 and 2014 issues ranged from 1.5% to 4.3%. Preneed insurance issued prior to October 2000 and all traditional life insurance issued by the AMLIC division use discount rates, which vary by issue year and product, ranging from 0.0% to 7.5% in 2015 and 2014.

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

Future policy benefit increases for preneed life insurance products are based upon pricing assumptions. First-year guaranteed benefit increases were 0.0% in 2015 and 2014. Renewal guaranteed benefit increases ranged from 0.0% to 3.0% in 2015 and 2014. For contracts with minimum benefit increases associated with an inflation index, assumed benefit increases equaled the discount rate less 3.0% in 2015 and 2014.

The reserves for annuities issued by the AMLIC division are based on assumed interest rates credited on deferred annuities and ranged from 1.0% to 6.5% in 2015 and 2014. Withdrawal charges ranged from 0.0% to 8.0% grading to zero over eight years for United States products. Canadian annuity products have a flat 35% surrender charge. Nearly all the deferred annuities contracts have a 3.0% guaranteed interest rate.

Universal Life and Annuities – No Longer Offered

The reserves for universal life and annuity products (no longer offered) in the Assurant Solutions segment have been established based on the following assumptions: Interest rates credited on annuities, which vary by product and time when funds were received, ranged from 3.5% to 4.0% with guaranteed credited rates that ranged from 3.5% to 4.0% in 2015 and 2014, except for a limited number of policies with credited rates of 4.5% with guaranteed credited rate of 4.5%. Annuities are also subject to surrender charges, which vary by contract year and grade to zero over a period no longer than seven years. Surrender values on annuities will never be less than the amount of paid-in premiums (net of prior withdrawals) regardless of the surrender charge. Credited interest rates on universal life funds vary by product and time when funds were received and ranged from 4.0% to 4.1% in 2015 and 2014. Guaranteed crediting rates where present were 4.0%. Additionally, universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

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

14. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2015	2014
Ceded future policyholder benefits and expense	$4,037,682	$4,052,976
Ceded unearned premium	1,667,228	1,587,583
Ceded claims and benefits payable	1,429,128	1,283,510
Ceded paid losses	336,365	330,516
Total	$7,470,403	$7,254,585

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2015 grouped by A.M. Best rating:

Best Ratings of Reinsurer_____	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$2,567,918	$50,041	$977,498	$17,445	$3,612,902
A or A-	1,460,465	79,623	185,131	25,292	1,750,511
B++ or B+	747	23,153	2,628	—	26,528
B or B-	251	258	86	45	640
Not Rated	8,301	1,514,153	263,785	304,403	2,090,642
Total	4,037,682	1,667,228	1,429,128	347,185	7,481,223
Less: Allowance	—	—	—	(10,820)	(10,820)
Net reinsurance recoverable	$4,037,682	$1,667,228	$1,429,128	$336,365	$7,470,403

A.M. Best ratings for The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of John Hancock and The Hartford. The total amount of recoverable for these two reinsurers is $4,607,056 as of December 31, 2015. Most of the assets backing reserves relating to reinsurance recoverables from these two counterparties are held in trust.

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

An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $10,820 at December 31, 2015 and 2014, respectively. There were no additions or write-downs charged against the allowance during 2015 or 2014.

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2015			2014			2013
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$509,080	$11,091,644	$11,600,724	$510,822	$10,740,127	$11,250,949	$555,368	$9,293,288	$9,848,656
Premiums assumed	8,410	517,578	525,988	8,762	478,894	487,656	10,117	304,980	315,097
Premiums ceded	(288,975)	(3,486,740)	(3,775,715)	(276,525)	(2,829,938)	(3,106,463)	(304,064)	(2,099,893)	(2,403,957)
Net earned premiums	$228,515	$8,122,482	$8,350,997	$243,059	$8,389,083	$8,632,142	$261,421	$7,498,375	$7,759,796
Direct policyholder benefits	$937,962	$6,024,395	$6,962,357	$1,702,475	$5,244,646	$6,947,121	$933,110	$3,706,848	$4,639,958
Policyholder benefits assumed	19,948	290,925	310,873	23,911	306,365	330,276	22,844	211,446	234,290
Policyholder benefits ceded	(647,873)	(1,882,822)	(2,530,695)	(1,373,953)	(1,498,111)	(2,872,064)	(590,281)	(608,435)	(1,198,716)
Net policyholder benefits	$310,037	$4,432,498	$4,742,535	$352,433	$4,052,900	$4,405,333	$365,673	$3,309,859	$3,675,532

The Company had $923,512 and $1,022,078, respectively, of invested assets held in trusts or by custodians as of December 31, 2015 and 2014, respectively, for the benefit of others related to certain reinsurance arrangements.

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

On January 30, 2012, certain of the Companies’ subsidiaries (“the Subsidiaries”) entered into two reinsurance agreements with Ibis Re II Ltd. (“Ibis Re II”). Ibis Re II is an independent special purpose reinsurance company domiciled in the Cayman Islands. The Ibis Re II agreements provide up to $130,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. The agreements expired in February 2015. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $130,000 in catastrophe bonds to unrelated investors (the “Series 2012-1 Notes”).

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

As of December 31, 2015, the Company had not ceded any losses to Ibis Re II.

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

If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $1,053,496 and $1,077,791 as of December 31, 2015 and 2014, respectively. The reinsurance recoverable from John Hancock was $3,553,560 and $3,471,908 as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

John Hancock and The Hartford have paid their obligations when due and there have been no disputes.

Segment Client Risk and Profit Sharing

The Assurant Solutions and Assurant Specialty Property segments write business produced by their clients, such as mobile providers, mortgage lenders and servicers, and financial institutions and reinsures all or a portion of such business to insurance subsidiaries of some clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.

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

The interest expense incurred related to the 2013 Senior Notes was $22,988, $22,981 and $17,357 for the year ended December 31, 2015, 2014 and 2013, respectively. There was $6,635 of accrued interest at both December 31, 2015 and 2014. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2015 and 2014 and September 15, 2015 and 2014.

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

The interest expense incurred related to the 2004 Senior Notes was $32,127, $35,414, and $59,414 for the years ended December 31, 2015, 2014, and 2013, respectively. There was $12,023 of accrued interest at both December 31, 2015 and 2014. The Company made interest payments on the 2004 Senior Notes of $16,031 and $30,094 on February 15, 2015 and 2014, respectively, and $16,031 on August 15, 2015 and 2014.

Credit Facility

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities at their level. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at December 31, 2015, due to $4,040 of outstanding letters of credit related to this program.

On September 16, 2014, the Company entered into a five-year unsecured $400,000 revolving credit agreement, as amended by Amendment No. 1, dated as of March 5, 2015 (the “2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaces the Company's prior four-year $350,000 revolving credit facility (the "2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided the Company is in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.

The Company did not use the commercial paper program during the years ended December 31, 2015 and 2014 and there were no amounts relating to the commercial paper program outstanding at December 31, 2015 and 2014. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at December 31, 2015.

The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2015, the Company was in compliance with all covenants, minimum ratios and thresholds.

16. Common Stock
Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2015	2014	2013
Shares outstanding, beginning	69,299,559	71,828,208	78,664,029
Vested restricted stock and restricted stock units, net (a)	335,518	321,841	340,525
Issuance related to performance share units (a)	269,576	277,164	252,025
Issuance related to ESPP	130,622	141,576	217,573
Issuance related to SARS exercise	—	29,260	61,070
Shares repurchased	(4,184,889)	(3,298,490)	(7,707,014)
Shares outstanding, ending	65,850,386	69,299,559	71,828,208

(a)	Vested restricted stock, restricted stock units and performance share units are shown net of shares retired to cover participant tax liability.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been issued.

17. Stock Based Compensation
In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation costs net of a 5% per year forfeiture rate on a pro-rated basis over the remaining vesting period.

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

The Compensation Committee of the Board of Directors (the “Compensation Committee”) awards RSUs and PSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP are based on salary grade and performance and vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period, however, issuance of vested shares is deferred until separation from Board service. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued. The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model and is described in further detail below.

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

Restricted Stock Units

A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2014	978,028	$51.39
Grants	366,200	63.09
Vests	(557,402)	47.92
Forfeitures and adjustments	(38,007)	59.63
Shares outstanding at December 31, 2015	748,819	$59.34

The compensation expense recorded related to RSUs was $22,001, $23,856 and $26,734 for the years ended December 31, 2015, 2014 and 2013, respectively. The related total income tax benefit recognized was $7,696, $8,337 and $9,343 for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average grant date fair value for RSUs granted in 2014 and 2013 was $65.14 and $45.27, respectively.

As of December 31, 2015, there was $12,931 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.06 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $35,771, $35,206 and $24,812, respectively.

Performance Share Units

A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2014	1,127,088	$49.63
Grants	355,688	61.82
Vests	(458,755)	41.68
Performance adjustment (1)	70,140	41.68
Forfeitures and adjustments	(31,242)	58.90
Performance share units outstanding, December 31, 2015	1,062,919	$56.37

(1)	Represents the change in shares issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

The compensation expense recorded related to PSUs was $15,523, $24,380 and $22,257 for the years ended December 31, 2015, 2014 and 2013, respectively. Portions of the compensation expense recorded during 2014 were reversed in 2015 since the Company’s level of actual performance as measured against pre-established performance goals had declined. The related total income tax benefit recognized was $5,428, $8,516, and $7,774 for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average grant date fair value for PSUs granted in 2014 and 2013 was $64.93 and $44.22, respectively.

As of December 31, 2015, there was $16,920 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.77 years. The total fair value of shares vested and issued during the years ended December 31, 2015 and 2014 was $27,461 and $31,609, respectively.

The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2015, 2014 and 2013 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the years ended December 31, 2015, 2014 and 2013 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2015	2014	2013
Expected volatility	19.06%	24.66%	26.76%
Expected term (years)	2.81	2.80	2.80
Risk free interest rate	0.99%	0.66%	0.39%

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

In January 2016, the Company issued 59,102 shares at a discounted price of $61.70 for the offering period of July 1, 2015 through December 31, 2015. In January 2015, the Company issued 65,302 shares at a discounted price of $59.65 for the offering period of July 1, 2014 through December 31, 2014.

In July 2015, the Company issued 65,320 shares to employees at a discounted price of $60.30 for the offering period of January 1, 2015 through June 30, 2015. In July 2014, the Company issued 65,867 shares to employees at a discounted price of $58.79 for the offering period of January 1, 2014 through June 30, 2014.

The compensation expense recorded related to the ESPP was $1,277, $1,201 and $1,098 for the years ended December 31, 2015, 2014 and 2013, respectively. The related income tax benefit for disqualified disposition was $186, $147 and $208 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	For awards issued during the year ended December 31,
	2015	2014	2013
Expected volatility	16.79 - 17.67%	19.02 - 20.65%	18.30 - 25.40%
Risk free interest rates	0.06 - 0.11%	0.09%	0.08 - 0.15%
Dividend yield	1.58 - 1.62%	1.52 - 1.92%	2.34 - 2.38%
Expected term (years)	0.5	0.5	0.5

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

18. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2015	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	529,100	$65.51	529,100
February	120,000	61.07	120,000
March	645,000	61.50	645,000
April	640,000	61.20	640,000
May	472,000	64.89	472,000
June	482,586	67.19	482,586
July	303,807	70.98	303,807
August	67,436	73.67	67,436
September	—	—	—
October	924,960	80.26	924,960
November	—	—	—
December	—	—	—
Total	4,184,889	$68.02	4,184,889

On November 15, 2013 and September 9, 2015, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 and $750,000, respectively, of its outstanding common stock.

During the year ended December 31, 2015, the Company repurchased 4,184,889 shares of the Company’s outstanding common stock at a cost of $284,567, exclusive of commissions, leaving $952,103 remaining under the total repurchase authorization at December 31, 2015.

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

19. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Year Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Other comprehensive loss before reclassifications	(143,023)	(324,934)	(2,746)	(3,130)	(473,833)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27,295	(1,414)	10,734	36,615
Net current-period other comprehensive (loss) income	(143,023)	(297,639)	(4,160)	7,604	(437,218)
Balance at December 31, 2015	$(270,734)	$495,443	$22,434	$(128,594)	$118,549

	Year Ended December 31, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Other comprehensive (loss) income before reclassifications	(88,944)	235,000	(1,321)	(56,647)	88,088
Amounts reclassified from accumulated other comprehensive income	—	32,011	1,488	7,350	40,849
Net current-period other comprehensive (loss) income	(88,944)	267,011	167	(49,297)	128,937
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767

	Year Ended December 31, 2013
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2012	$6,882	$981,879	$23,861	$(182,219)	$830,403
Other comprehensive (loss) income before reclassifications	(45,649)	(478,853)	(2,237)	77,938	(448,801)
Amounts reclassified from accumulated other comprehensive income	—	23,045	4,803	17,380	45,228
Net current-period other comprehensive (loss) income	(45,649)	(455,808)	2,566	95,318	(403,573)
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830

The following tables summarize the reclassifications out of accumulated other comprehensive income.

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2015	2014	2013
Unrealized gains on securities	$41,992	$49,248	$35,454	Net realized gains on investments, excluding other-than-temporary impairment losses
	(14,697)	(17,237)	(12,409)	Provision for income taxes
	$27,295	$32,011	$23,045	Net of tax
OTTI	$(2,176)	$2,289	$7,389	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	762	(801)	(2,586)	Provision for income taxes
	$(1,414)	$1,488	$4,803	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$(146)	$(97)	$(77)	(1)
Amortization of net loss	16,660	11,405	26,816	(1)
	16,514	11,308	26,739	Total before tax
	(5,780)	(3,958)	(9,359)	Provision for income taxes
	$10,734	$7,350	$17,380	Net of tax
Total reclassifications for the period	$36,615	$40,849	$45,228	Net of tax

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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2015	2014	2013
Statutory net income
P&C companies	$437,422	$440,930	$457,068
Life and Health companies	(266,559)	67,270	148,851
Total statutory net income (1)	$170,863	$508,200	$605,919

	December 31,
	2015	2014
Statutory capital and surplus
P&C companies	$1,137,978	$1,396,305
Life and Health companies	1,153,137	1,064,174
Total statutory capital and surplus	$2,291,115	$2,460,479
 (1) The decline in 2015 from 2014 is primarily due to higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and $106,389 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2016 without regulatory approval is approximately $564,000. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

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

As of December 31, 2015, the TAC of each of our insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2015, the TAC of our life and health entities subject to RBC requirements was $1,218,018. The corresponding Authorized Control Level was $214,611. As of December 31, 2015, the TAC of our P&C entities subject to RBC requirements was $1,137,978. The corresponding Authorized Control Level was $233,544.
21. Retirement and Other Employee Benefits
Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2015, we contributed $10,750 in cash to the Assurant Pension Plan. Due to the Plan's current funding status, no cash is expected to be contributed to the Assurant Pension Plan over the course of 2016. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assurant Pension Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company. Plan assets and benefit obligations are measured as of December 31, 2015.
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
As of January 1, 2014, the Assurant Pension Plan and Executive Pension Plans are no longer offered to new hires. Subsequently, effective January 1, 2016, the Assurant Pension Plan was amended and split into two separate plans (Plan No. 1 and Plan No. 2). The new Plan No. 2 will include a subset of the terminated vested population and the total in-payment population as of January 1, 2016. Assets for both plans will remain in the Assurant, Inc. Pension Plan Trust, however separate accounting entities will be maintained for Plan No. 1 and Plan No. 2.
Effective March 1, 2016, the Assurant Pension Plan and various non-qualified pension plans (including an Executive Pension Plan) were frozen. No additional benefits will be earned after February 29, 2016.

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

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2015	2014	2013	2015	2014	2013
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(1,064,042)	$(905,943)	$(956,172)	$(96,306)	$(79,046)	$(86,237)
Service cost	(41,989)	(36,609)	(38,580)	(2,429)	(2,188)	(2,863)
Interest cost	(41,766)	(43,613)	(38,243)	(3,834)	(3,868)	(3,473)
Actuarial (loss) gain, including curtailments and settlements	52,201	(127,940)	89,029	5,938	(13,910)	11,213
Benefits paid	77,002	50,063	38,023	3,121	2,706	2,314
Projected benefit obligation at end of year	$(1,018,594)	$(1,064,042)	$(905,943)	$(93,510)	$(96,306)	$(79,046)
Change in plan assets
Fair value of plan assets at beginning of year	$879,211	$786,750	$704,976	$50,068	$46,971	$45,651
Actual return on plan assets	(5,458)	102,628	64,641	(291)	5,403	3,234
Employer contributions	37,664	41,384	56,217	200	400	400
Benefits paid (including administrative expenses)	(78,731)	(51,551)	(39,084)	(3,121)	(2,706)	(2,314)
Fair value of plan assets at end of year	$832,686	$879,211	$786,750	$46,856	$50,068	$46,971
Funded status at end of year	$(185,908)	$(184,831)	$(119,193)	$(46,654)	$(46,238)	$(32,075)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2015, 2014 and 2013, the projected benefit obligations, the accumulated benefit obligations of Pension Benefits, and fair value of plan assets are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Fair value of plan assets	$832,686	$879,211	$786,750	$—	$—	$—	$832,686	$879,211	$786,750
Projected benefit obligation	(884,659)	(908,167)	(768,672)	(133,935)	(155,875)	(137,271)	(1,018,594)	(1,064,042)	(905,943)
Funded status at end of year	$(51,973)	$(28,956)	$18,078	$(133,935)	$(155,875)	$(137,271)	$(185,908)	$(184,831)	$(119,193)
Accumulated benefit obligation	$764,654	$761,802	$645,431	$113,712	$133,185	$115,286	$878,366	$894,987	$760,717

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

As of January 1, 2015, the Assurant Pension Plan funded percentage was 136% on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2015. The 2015 funded measure will also be used to determine restrictions, if any, that can occur during the first nine months of 2016. Due to the funding status of the Assurant Pension Plan in 2015, no restrictions will exist before October 2016 (the time that the January 1, 2016 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2016, the Company does not anticipate any restrictions on benefits for the remainder of 2016.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2015	2014	2013	2015	2014	2013
Assets	$—	$—	$18,078	$—	$—	$—
Liabilities	$(185,908)	$(184,831)	$(137,271)	$(46,654)	$(46,238)	$(32,075)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2015	2014	2013	2015	2014	2013
Net (loss) gain	$(201,578)	$(210,859)	$(147,288)	$1,987	$(394)	$11,710
Prior service (cost) credit	(2,339)	(3,272)	(4,119)	4,236	5,169	6,102
	$(203,917)	$(214,131)	$(151,407)	$6,223	$4,775	$17,812

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Service cost	$41,989	$36,609	$38,580	$2,429	$2,188	$2,863
Interest cost	41,766	43,613	38,243	3,834	3,868	3,473
Expected return on plan assets	(53,868)	(49,552)	(44,222)	(3,267)	(3,081)	(2,998)
Amortization of prior service cost	787	836	856	(933)	(933)	(933)
Amortization of net loss (gain)	16,660	11,921	26,816	—	(516)	—
Curtailment/settlement charge	1,622	871	—	—	—	—
Net periodic benefit cost	$48,956	$44,298	$60,273	$2,063	$1,526	$2,405
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net loss (gain)	$9,099	$75,909	$(108,387)	$(2,382)	$11,588	$(11,449)
Amortization of prior service cost, and effects of curtailments/settlements	(933)	(847)	(856)	933	933	933
Amortization of net (loss) gain	(18,381)	(12,338)	(26,816)	—	516	—
Total recognized in accumulated other comprehensive income	$(10,215)	$62,724	$(136,059)	$(1,449)	$13,037	$(10,516)
Total recognized in net periodic benefit cost and other comprehensive income loss	$38,741	$107,022	$(75,786)	$614	$14,563	$(8,111)

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $8,699 and $435, respectively. The prior service credit of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic credit over the next fiscal year is $933. There was no estimated net gain (loss) of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.55%	4.09%	4.98%	4.25%	3.77%	4.64%	4.53%	4.07%	4.99%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits			Nonqualified Pension Benefits			Retirement Health Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.09%	4.98%	4.12%	3.77%	4.64%	3.71%	4.07%	4.99%	4.12%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	—	—	—	6.75%	6.75%	6.75%

*
Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% to 9.30% for the Pension Benefits for the years ended December 31, 2015, 2014 and 2013.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2015, 2014 and 2013. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 281 bonds rated AA by either Moody’s or Standard & Poor’s with maturities between zero and thirty years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. As of December 31, 2015, we have chosen to implement a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost. This change is a refinement in the methodology used to determine these amounts in the accounting for defined benefit retirement plans under U.S. GAAP. Due to the new spot rate approach, the rates shown above as of December 31, 2015 are the single equivalent rates for the projected benefit obligations based on the December 31, 2015 yield curve spot rates.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return on plan assets was (0.6)% and 13.0% for the years ended December 31, 2015 and 2014, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2015	2014	2013
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	9.3%	8.1%	8.7%
Post-65 Non-reimbursement Plan (Medical)	5.7%	8.0%	8.5%
Post-65 Non-reimbursement Plan (Rx)	10.2%	8.0%	8.5%
Pre-65 Reimbursement Plan	8.1%	8.1%	8.7%
Post-65 Reimbursement Plan	8.1%	8.1%	8.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2030	2028	2028
Post-65 Non-reimbursement Plan (Medical & Rx)	2030	2028	2028
Pre-65 Reimbursement Plan	2030	2028	2028
Post-65 Reimbursement Plan	2030	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2015	2014	2013
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$38	$39	$43
Effect on postretirement benefit obligation	622	646	601
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(59)	$(60)	$(66)
Effect on postretirement benefit obligation	(908)	(933)	(884)

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

In 2015, 7% of the Plans’ assets were allocated to Meisirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”). MIMSF is a multi-strategy product for U.S. tax-exempt investors subject to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee adopted the current target asset allocation. The allocation is consistent with 2014.

	The Plans’ Asset Allocation Percentages
Financial Assets (1)	Low	Target (2)	High
Equity securities:
Common stock- U.S. listed small cap	5.0%	7.5%	10.0%
Mutual fund- U.S. listed large cap	10.0%	15.0%	20.0%
Common/collective trust- foreign listed	5.0%	7.5%	10.0%
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6.5%	9.0%	11.5%
Corporate- U.S. & foreign investment grade	31.0%	33.5%	36.0%
Corporate- U.S. & foreign high yield	5.0%	7.5%	10.0%
Alternative investment fund:
Multi-strategy hedge fund	5.5%	8.0%	10.5%
Commingled real estate fund	3.5%	6.0%	8.5%
Private equity fund	—%	6.0%	8.5%

(1)
The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds. Amounts allocated for these investments are included in the alternative investment funds caption of the asset allocation at December 31, 2015, provided in the section above.

(2)
It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2015, 49% of plan assets were invested in fixed maturity securities and 15%, 12% and 9% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 4%, 6% and 7% of those industries, respectively. As of December 31, 2015, 33% of plan assets were invested in equity securities and 52% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2015 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2015
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$30,628		$—	$30,628	$—
Equity securities:
Common stock- U.S. listed small cap	66,948		66,948	—	—
Preferred stock	4,420		4,420	—	—
Mutual funds- U.S. listed large cap	141,580		141,580	—	—
Common/collective trust- foreign listed	57,948		—	57,948	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	126,531		—	126,531	—
Corporate- U.S. & foreign investment grade	221,766		—	221,766	—
Corporate- U.S. & foreign high yield	57,238		—	57,238	—
Investment fund:
Multi-strategy hedge fund	61,761		—	—	61,761
Commingled real estate fund	49,643		—	49,643	—
Private equity fund	6,210		—	—	6,210
Derivatives:
Interest rate swap	14,024		—	14,024	—
Total financial assets	$838,697	(1)	$212,948	$557,778	$67,971

(1)
The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2015
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$1,723		$—	$1,723	$—
Equity securities:
Common stock- U.S. listed small cap	3,767		3,767	—	—
Preferred stock	249		249	—	—
Mutual funds- U.S. listed large cap	7,967		7,967	—	—
Common/collective trust- foreign listed	3,261		—	3,261	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	7,120		—	7,120	—
Corporate- U.S. & foreign investment grade	12,479		—	12,479	—
Corporate- U.S. & foreign high yield	3,221		—	3,221	—
Investment fund:
Multi-strategy hedge fund	3,475		—	—	3,475
Commingled real estate fund	2,794		—	2,794	—
Private equity fund	350		—	—	350
Derivatives:
Interest rate swap	789		—	789	—
Total financial assets	$47,195	(1)	$11,983	$31,387	$3,825

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

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2014	$67,746	$3,858
Purchases	1,403	79
Refund of capital	(86)	(5)
Actual return on plan assets and plan expenses still held at the reporting date	(1,092)	(107)
Ending balance at December 31, 2015	$67,971	$3,825

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2015, the application of the valuation technique applied to similar assets has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and 2 securities are consistent with the observable market inputs described in Note 6 - Fair Value Disclosures. The MIFSF utilizes all three levels of inputs to price its holdings. Since unobservable inputs may have been significant to the fair value measurement, it was classified as Level 3.

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

Due to the Plan's current funding status, no contributions are expected to be made to its qualified pension plan in 2016. No contributions are expected to be made to the retirement health benefit plan in 2016.

The following pension benefits, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2016	$60,555	$4,000
2017	58,245	4,361
2018	57,881	4,708
2019	60,056	5,066
2020	75,144	5,446
2021 - 2025	394,654	32,844
Total	$706,535	$56,425

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $44,455, $44,796 and $39,263 in 2015, 2014, and 2013, respectively.

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
As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will exit the health insurance market and has signed a definitive agreement to sell its Assurant Employee Benefits segment. See Note 3 and Note 4, respectively, for more information.
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

The following tables summarize selected financial information by segment:

	Year Ended December 31, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$3,015,846	$2,044,701	$2,223,696	$1,066,754	$—	$8,350,997
Net investment income	376,683	92,859	24,487	110,998	21,190	626,217
Net realized gains on investments	—	—	—	—	31,826	31,826
Amortization of deferred gain on disposal of businesses	—	—	—	—	12,988	12,988
Fees and other income	785,611	405,545	54,622	25,006	32,682	1,303,466
Total revenues	4,178,140	2,543,105	2,302,805	1,202,758	98,686	10,325,494
Benefits, losses and expenses
Policyholder benefits	919,403	788,549	2,301,241	730,192	3,150	4,742,535
Amortization of deferred acquisition costs and value of business acquired	1,078,551	280,492	10,694	32,836	—	1,402,573
Underwriting, general and administrative expenses	1,903,712	1,010,445	516,726	365,921	127,285	3,924,089
Interest expense	—	—	—	—	55,116	55,116
Total benefits, losses and expenses	3,901,666	2,079,486	2,828,661	1,128,949	185,551	10,124,313
Segment income (loss) before provision (benefit) for income taxes	276,474	463,619	(525,856)	73,809	(86,865)	201,181
Provision (benefit) for income taxes	79,291	155,914	(157,949)	26,487	(44,117)	59,626
Segment income (loss) after taxes	$197,183	$307,705	$(367,907)	$47,322	$(42,748)
Net income						$141,555

Segment assets (1):	$14,356,484	$3,648,738	$1,437,032	$2,190,808	$8,410,066	$30,043,128
(1) Beginning January 1, 2015, goodwill is included on the respective segment balance sheets. Prior to January 1, 2015, all goodwill on Assurant's balance sheet was held in the Corporate & Other segment.

(1)	As of December 31, 2014, all goodwill on Assurant's balance sheet was held in the Corporate & Other segment. Beginning January 1, 2015, goodwill is included on the respective segment balance sheets.

	Year Ended December 31, 2014
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$3,128,868	$2,506,097	$1,945,452	$1,051,725	$—	$8,632,142
Net investment income	382,640	101,908	35,369	117,192	19,320	656,429
Net realized gains on investments	—	—	—	—	60,783	60,783
Amortization of deferred gain on disposal of businesses	—	—	—	—	(1,506)	(1,506)
Fees and other income	667,852	301,048	40,016	24,204	685	1,033,805
Total revenues	4,179,360	2,909,053	2,020,837	1,193,121	79,282	10,381,653
Benefits, losses and expenses
Policyholder benefits	1,027,469	1,085,339	1,575,633	716,892	—	4,405,333
Amortization of deferred acquisition costs and value of business acquired	1,106,889	343,314	4,570	30,785	—	1,485,558
Underwriting, general and administrative expenses	1,723,169	961,972	491,248	368,763	143,078	3,688,230
Interest expense	—	—	—	—	58,395	58,395
Total benefits, losses and expenses	3,857,527	2,390,625	2,071,451	1,116,440	201,473	9,637,516
Segment income (loss) before provision (benefit) for income taxes	321,833	518,428	(50,614)	76,681	(122,191)	744,137
Provision (benefit) for income taxes	102,885	176,671	13,134	28,000	(47,460)	273,230
Segment income (loss) after taxes	$218,948	$341,757	$(63,748)	$48,681	$(74,731)
Net income						$470,907
Segment assets:
Segment assets, excluding goodwill	$14,260,609	$4,010,393	$1,210,615	$2,242,145	$8,997,465	$30,721,227
Goodwill						841,239
Total assets						$31,562,466

	Year Ended December 31, 2013
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,783,758	$2,380,044	$1,581,407	$1,014,587	$—	$7,759,796
Net investment income	376,245	98,935	36,664	117,853	20,599	650,296
Net realized gains on investments	—	—	—	—	34,525	34,525
Amortization of deferred gain on disposal of businesses	—	—	—	—	16,310	16,310
Fees and other income	400,370	133,135	29,132	23,434	659	586,730
Total revenues	3,560,373	2,612,114	1,647,203	1,155,874	72,093	9,047,657
Benefits, losses and expenses
Policyholder benefits	895,504	890,409	1,169,075	715,656	4,888	3,675,532
Amortization of deferred acquisition costs and value of business acquired	1,132,298	309,332	801	27,856	—	1,470,287
Underwriting, general and administrative expenses	1,341,961	758,941	434,749	360,303	138,450	3,034,404
Interest expense	—	—	—	—	77,735	77,735
Total benefits, losses and expenses	3,369,763	1,958,682	1,604,625	1,103,815	221,073	8,257,958
Segment income (loss) before provision (benefit) for income taxes	190,610	653,432	42,578	52,059	(148,980)	789,699
Provision (benefit) for income taxes	65,458	229,846	36,721	17,506	(48,739)	300,792
Segment income (loss) after taxes	$125,152	$423,586	$5,857	$34,553	$(100,241)
Net income						$488,907
Segment assets:
Segment assets, excluding goodwill	$13,321,648	$3,858,314	$884,077	$2,298,698	$8,567,391	$28,930,128
Goodwill						784,561
Total assets						$29,714,689

The Company operates primarily in the U.S. and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2015
United States	$8,917,732	$293,915
Foreign countries	1,407,762	4,499
Total	$10,325,494	$298,414
2014
United States	$8,874,820	$272,555
Foreign countries	1,506,833	5,090
Total	$10,381,653	$277,645
2013
United States	$7,792,728	$248,331
Foreign countries	1,254,929	5,299
Total	$9,047,657	$253,630

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. There are no reportable major customers that account for 10% or more of the Company’s consolidated revenues.

The Company’s net earned premiums by segment and product are as follows:

	2015	2014	2013
Solutions:
Credit	$386,341	$478,898	$547,100
Service contracts	2,446,829	2,481,793	2,057,353
Preneed	60,403	61,093	66,523
Other	122,273	107,084	112,782
Total	$3,015,846	$3,128,868	$2,783,758
Specialty Property:
Homeowners (lender-placed and voluntary)	$1,425,799	$1,743,965	$1,678,172
Manufactured housing (lender-placed and voluntary)	165,657	237,576	226,058
Other	453,245	524,556	475,814
Total	$2,044,701	$2,506,097	$2,380,044
Health:
Individual	$1,895,970	$1,544,968	$1,174,141
Small employer group	327,726	400,484	407,266
Total	$2,223,696	$1,945,452	$1,581,407
Employee Benefits:
Group disability	$398,172	$409,028	$403,286
Group dental	396,925	392,502	383,223
Group life	204,526	200,285	192,392
Group supplemental and vision products	67,131	49,910	35,686
Total	$1,066,754	$1,051,725	$1,014,587

23. Earnings per common share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each period presented below.

	Years Ended December 31,
	2015	2014	2013
Numerator
Net income	$141,555	$470,907	$488,907
Deduct dividends paid	(94,168)	(77,495)	(74,128)
Undistributed earnings	$47,387	$393,412	$414,779
Denominator
Weighted average shares outstanding used in basic earnings per share calculations	68,163,825	72,181,447	76,648,688
Incremental common shares from:
SARs	—	—	65,712
PSUs	789,547	905,648	864,572
ESPP	63,837	64,915	75,792
Weighted average shares used in diluted earnings per share calculations	69,017,209	73,152,010	77,654,764
Earnings per common share – Basic
Distributed earnings	$1.38	$1.06	$0.96
Undistributed earnings	0.70	5.46	5.42
Net income	$2.08	$6.52	$6.38
Earnings per common share – Diluted
Distributed earnings	$1.36	$1.06	$0.95
Undistributed earnings	0.69	5.38	5.35
Net income	$2.05	$6.44	$6.30

There were no anti-dilutive SARs or PSUs outstanding for the years ended December 31, 2015, 2014 and 2013.

24. Quarterly Results of Operations (Unaudited)
The Company’s quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2015
Total revenues	$2,598,610	$2,644,894	$2,534,156	$2,547,834
Income (loss) before provision (benefit) for income taxes	83,193	40,025	(32,251)	110,214
Net income (loss)	50,044	32,789	(7,022)	65,744
Basic per share data:
Income (loss) before provision (benefit) for income taxes	$1.19	$0.58	$(0.48)	$1.65
Net income (loss)	$0.72	$0.48	$(0.10)	$0.99
Diluted* per share data:
Income (loss) before provision (benefit) for income taxes	$1.18	$0.58	$(0.48)	$1.63
Net income (loss)	$0.71	$0.47	$(0.10)	$0.97

	March 31	June 30	September 30	December 31
2014
Total revenues	$2,448,372	$2,608,101	$2,702,488	$2,622,692
Income before provision for income taxes	235,253	193,787	224,751	90,346
Net income	137,245	143,610	140,297	49,755
Basic per share data:
Income before provision for income taxes	$3.23	$2.67	$3.11	$1.27
Net income	$1.88	$1.98	$1.94	$0.70
Diluted per share data:
Income before provision for income taxes	$3.18	$2.63	$3.08	$1.25
Net income	$1.86	$1.95	$1.92	$0.69
* In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.

Third quarter 2015 results reflect adverse claims development on 2015 individual major medical policies, premium deficiency reserve strengthening and severance and other exit-related charges associated with our exit from the health insurance market.
Fourth quarter 2014 results were primarily affected by increased claims in the Assurant Health segment, decreased net income in the Assurant Specialty Property segment due to normalization of our lender-placed business and a previously disclosed $19,400 net loss on the sale of ARIC.

25. Commitments and Contingencies
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2015, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2016	$24,590
2017	20,069
2018	16,457
2019	11,407
2020	8,171
Thereafter	14,944
Total minimum future lease payments (a)	$95,638
 (a) Minimum future lease payments exclude $14,031 of sublease rental income.
Rent expense was $31,784, $30,260 and $27,271 for 2015, 2014 and 2013, respectively. Sublease income was $2,380 in 2015.

In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $19,809 and $17,871 of letters of credit outstanding as of December 31, 2015 and 2014, respectively.
On January 16, 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, are subject to the examination. At present, 43 jurisdictions are participating. During the course of 2015, the Company has cooperated in responding to requests for information and documents and has engaged in various communications with the examiners. The examination continues and no final report has been issued.
In addition, as previously disclosed, the Company is involved in a variety of litigation relating to its current and past business operations and, from time to time, it may become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its lender-placed insurance programs. These cases assert a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. The Company continues to defend itself vigorously in these class actions. We have participated and may participate in settlements on terms that we consider reasonable given the strength of our defenses and other factors.
In July 2007 an Assurant subsidiary acquired Swansure Group, a privately held U.K. company, which owned D&D Homecare Limited (“D&D”). D&D was a packager of mortgages and certain insurance products, including Payment Protection Insurance (“PPI”) policies that, for a period of time, were underwritten by an Assurant subsidiary and sold by various alleged agents, including Carrington Carr Home Finance Limited (“CCHFL”), which is now in administration. In early 2014, as a result of consumer complaints alleging that CCHFL missold certain D&D-packaged PPI policies between August 8, 2003 and November 1, 2004, the U.K. Financial Ombudsman Service (“FOS”) requested that an Assurant subsidiary, Assurant Intermediary Limited (“AIL”), review complaints relating to CCHFL’s sale of such PPI policies. In late 2015, the FOS issued a provisional decision in favor of AIL’s challenge to the FOS’s jurisdiction on the CCHF population of cases. The provisional decision also provided the parties with the opportunity to provide further submissions before a final decision would be confirmed. In February 2016, the FOS confirmed the provisional decision in favor of AIL.
The Company has established an accrued liability for the legal and regulatory proceedings discussed above. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual. Although the Company cannot predict the outcome of any pending legal or regulatory action, or the potential losses, fines, penalties or equitable relief, if any, that may result, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

26. Acquisitions
There were no material acquisitions in 2015.
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

Assurant, Inc.
at December 31, 2015

Schedule I – Summary of Investments Other–Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
United States Government and government agencies and authorities	$150,681	$154,035	$154,035
States, municipalities and political subdivisions	647,335	695,630	695,630
Foreign governments	497,785	562,250	562,250
Asset-backed	3,499	4,662	4,662
Commercial mortgage-backed	22,169	22,521	22,521
Residential mortgage-backed	953,247	998,514	998,514
Corporate	7,196,079	7,777,716	7,777,716
Total fixed maturity securities	9,470,795	10,215,328	10,215,328
Equity securities:
Common stocks	13,048	19,664	19,664
Non-redeemable preferred stocks	437,515	480,393	480,393
Total equity securities	450,563	500,057	500,057
Commercial mortgage loans on real estate, at amortized cost	1,151,256	1,201,806	1,151,256
Policy loans	43,858	43,858	43,858
Short-term investments	508,950	508,950	508,950
Other investments	575,323	575,323	575,323
Total investments	$12,200,745	$13,045,322	$12,994,772

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2015	2014
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,125,524	$5,620,192
Fixed maturity securities available for sale, at fair value (amortized cost – $143,069 in 2015 and $265,433 in 2014)	140,748	269,889
Equity securities available for sale, at fair value (amortized cost – $4,694 in 2015 and $13,014 in 2014)	5,389	23,605
Short-term investments	(1,810)	7,349
Other investments	93,012	92,594
Total investments	5,362,863	6,013,629
Cash and cash equivalents	354,146	392,189
Receivable from subsidiaries, net	24,688	40,952
Income tax receivable	23,438	16,457
Accrued investment income	1,328	2,055
Property and equipment, at cost less accumulated depreciation	126,271	148,046
Other intangible assets, net	—	9,282
Other assets	66,396	139,208
Total assets	$5,959,130	$6,761,818
Liabilities
Accounts payable and other liabilities	$263,781	$409,432
Debt	1,171,382	1,171,079
Total liabilities	1,435,163	1,580,511
Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 65,850,386 and 69,299,559 shares outstanding at December 31, 2015 and 2014, respectively	1,497	1,490
Additional paid-in capital	3,148,409	3,131,274
Retained earnings	4,856,674	4,809,287
Accumulated other comprehensive income	118,549	555,767
Treasury stock, at cost; 83,523,031 and 79,338,142 shares at December 31, 2015 and 2014, respectively	(3,601,162)	(3,316,511)
Total stockholders’ equity	4,523,967	5,181,307
Total liabilities and stockholders’ equity	$5,959,130	$6,761,818

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Net investment income	$7,298	$7,212	$7,684
Net realized gains on investments	12,507	4,288	1,713
Fees and other income	95,986	90,217	89,889
Equity in net income of subsidiaries	227,805	584,464	628,894
Total revenues	343,596	686,181	728,180
Expenses
General and administrative expenses	223,953	197,341	216,623
Interest expense	55,116	58,394	77,735
Total expenses	279,069	255,735	294,358
Income before benefit for income taxes	64,527	430,446	433,822
Benefit for income taxes	77,028	40,461	55,085
Net income	$141,555	$470,907	$488,907

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$141,555	$470,907	$488,907
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $8,787, $(3,273), and $1,863, respectively	(7,876)	6,078	(3,459)
Change in foreign currency translation, net of taxes of $(45), $(68), and $32, respectively	84	126	(59)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(4,082), $26,516, and $(51,301), respectively	7,580	(49,244)	95,274
Change in subsidiary other comprehensive income	(437,006)	171,977	(495,329)
Total other comprehensive (loss) income	(437,218)	128,937	(403,573)
Total comprehensive (loss) income	$(295,663)	$599,844	$85,334

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities
Net cash provided by operating activities	$649,345	$397,665	$440,598
Investing Activities
Sales of:
Fixed maturity securities available for sale	442,777	444,589	394,997
Equity securities available for sale	32,297	8,895	19,315
Other invested assets	447	—	—
Property and equipment and other	35	—	41
Subsidiary	3	—	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	20,167	45,145	69,156
Purchases of:
Fixed maturity securities available for sale	(461,709)	(253,866)	(314,864)
Equity securities available for sale	(13,288)	(9,433)	(15,557)
Other invested assets	(2,649)	(4,134)	(152)
Property and equipment and other	(47,542)	(49,569)	(29,635)
Capital contributed to subsidiaries	(439,476)	(453,700)	(323,600)
Return of capital contributions from subsidiaries	172,391	205,250	174,277
Change in short-term investments	4,977	115,856	(118,123)
Net cash (used in) provided by investing activities	(291,570)	49,033	(144,145)
Financing Activities
Issuance of debt	—	—	698,093
Repurchase of debt	—	—	(33,634)
Repayment of debt	—	(467,330)	—
Change in tax benefit from share-based payment arrangements	(4,067)	14,900	(1,112)
Acquisition of common stock	(292,906)	(215,183)	(393,012)
Dividends paid	(94,168)	(77,495)	(74,128)
Net cash (used in) provided by financing activities	(391,141)	(745,108)	196,207
Effect of exchange rate changes on cash and cash equivalents	—	50	(49)
Cash included in held for sale assets	(4,677)	—	—
Change in cash and cash equivalents	(38,043)	(298,360)	492,611
Cash and cash equivalents at beginning of period	392,189	690,549	197,938
Cash and cash equivalents at end of period	$354,146	$392,189	$690,549

See Accompanying Notes to Condensed Financial Information of Registrant

Notes to Condensed Financial Information of Registrant

Assurant, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of Assurant, Inc. and subsidiaries included in the Registrant's 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 16, 2016.

Assurant, Inc.
for the years ended December 31, 2015, 2014 & 2013

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses(1)	Property and Casualty premiums written
(in thousands)
2015
Solutions	$3,148,081	$5,234,257	$5,086,399	$283,236	$3,015,846	$376,683	$919,403	$1,070,237	$1,912,026	$566,991
Specialty Property	134,035	2,089	1,382,668	525,406	2,044,701	92,859	788,549	280,492	1,010,445	1,855,051
Employee Benefits	33,475	32,763	9,331	1,432,045	1,066,754	110,998	730,192	32,836	365,921	—
Health	—	78,723	29,607	552,950	2,223,696	24,487	2,301,241	10,694	516,726	—
Corporate and other	(164,657)	4,118,862	(84,285)	1,103,082	—	21,190	3,150	—	127,285	—
Total segments	$3,150,934	$9,466,694	$6,423,720	$3,896,719	$8,350,997	$626,217	$4,742,535	$1,394,259	$3,932,403	$2,422,042
2014
Solutions	$3,032,315	$5,208,223	$4,957,688	$296,545	$3,128,868	$382,640	$1,027,469	$1,098,911	$1,731,147	$760,878
Specialty Property	170,973	2,357	1,597,898	525,754	2,506,097	101,908	1,085,339	343,314	961,971	2,369,440
Employee Benefits	25,669	31,788	8,876	1,474,805	1,051,725	117,192	716,892	30,786	368,763	—
Health	19,652	88,411	137,546	391,611	1,945,452	35,369	1,575,633	4,570	491,248	—
Corporate and other	(290,869)	4,152,893	(172,333)	1,009,891	—	19,320	—	—	143,078	—
Total segments	$2,957,740	$9,483,672	$6,529,675	$3,698,606	$8,632,142	$656,429	$4,405,333	$1,477,581	$3,696,207	$3,130,318
2013
Solutions	$2,902,868	$5,076,507	$4,801,495	$295,970	$2,783,758	$376,245	$895,504	$1,123,856	$1,350,403	$621,543
Specialty Property	190,331	2,657	1,682,960	490,422	2,380,044	98,935	890,409	309,332	758,941	2,581,696
Employee Benefits	23,247	32,025	12,296	1,513,013	1,014,587	117,853	715,656	27,856	360,303	—
Health	12,485	95,380	136,376	239,733	1,581,407	36,664	1,169,075	801	434,749	—
Corporate and other	—	3,440,003	29,545	850,233	—	20,599	4,888	—	138,450	—
Total segments	$3,128,931	$8,646,572	$6,662,672	$3,389,371	$7,759,796	$650,296	$3,675,532	$1,461,845	$3,042,846	$3,203,239

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.

(2)	Amounts related to deferred acquisition costs and unearned premiums are impacted by the adjustment described in Note 2 - Use of Estimates section.

Assurant, Inc.
for the year ended December 31, 2015

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$93,926,136	$26,786,323	$1,397,236	$68,537,049	2.0%
Premiums:
Life insurance	$664,738	$316,533	$16,788	$364,993	4.6%
Accident and health insurance	3,677,759	630,083	177,510	3,225,186	5.5%
Property and liability insurance	7,258,227	2,829,099	331,690	4,760,818	7.0%
Total earned premiums	$11,600,724	$3,775,715	$525,988	$8,350,997	6.3%
Benefits:
Life insurance	$667,984	$295,528	$20,008	$392,464	5.1%
Accident and health insurance	3,536,448	774,591	153,912	2,915,769	5.3%
Property and liability insurance	2,757,925	1,460,576	136,953	1,434,302	9.5%
Total policyholder benefits	$6,962,357	$2,530,695	$310,873	$4,742,535	6.6%

Assurant, Inc.
for the year ended December 31, 2014

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$97,410,319	$29,365,216	$1,642,259	$69,687,362	2.4%
Premiums:
Life insurance	$720,478	$361,860	$27,588	$386,206	7.1%
Accident and health insurance	3,429,376	629,062	175,768	2,976,082	5.9%
Property and liability insurance	7,101,095	2,115,541	284,300	5,269,854	5.4%
Total earned premiums	$11,250,949	$3,106,463	$487,656	$8,632,142	5.6%
Benefits:
Life insurance	$736,430	$364,064	$23,812	$396,178	6.0%
Accident and health insurance	3,450,893	1,410,856	153,621	2,193,658	7.0%
Property and liability insurance	2,759,798	1,097,144	152,843	1,815,497	8.4%
Total policyholder benefits	$6,947,121	$2,872,064	$330,276	$4,405,333	7.5%

Assurant, Inc.
for the year ended December 31, 2013

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$98,596,728	$34,445,475	$8,162,720	$72,313,973	11.3%
Premiums:
Life insurance	$729,519	$373,641	$39,218	$395,096	9.9%
Accident and health insurance	3,089,192	674,640	170,848	2,585,400	6.6%
Property and liability insurance	6,029,945	1,355,676	105,031	4,779,300	2.2%
Total earned premiums	$9,848,656	$2,403,957	$315,097	$7,759,796	4.1%
Benefits:
Life insurance	$736,349	$361,592	$27,262	$402,019	6.8%
Accident and health insurance	1,995,860	345,806	147,460	1,797,514	8.2%
Property and liability insurance	1,907,749	491,318	59,568	1,475,999	4.0%
Total policyholder benefits	$4,639,958	$1,198,716	$234,290	$3,675,532	6.4%

Assurant, Inc.
as of December 31, 2015, 2014 and 2013

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2015
Valuation allowance for foreign NOL deferred tax carryforward	$18,164	$(4,946)	$—	$—	$13,218
Valuation allowance for mortgage loans on real estate	3,399	(816)	—	1	2,582
Valuation allowance for uncollectible agents balances	15,698	(206)	(59)	1,686	13,747
Valuation allowance for uncollectible accounts	15,870	6,633	(1,179)	7,375	13,949
Valuation allowance for reinsurance recoverables	10,820	—	—	—	10,820
Total	$63,951	$665	$(1,238)	$9,062	$54,316
2014
Valuation allowance for foreign NOL deferred tax carryforward	$16,474	$1,690	$—	$—	$18,164
Valuation allowance for mortgage loans on real estate	4,482	(1,086)	3	—	3,399
Valuation allowance for uncollectible agents balances	19,822	(1,894)	52	2,282	15,698
Valuation allowance for uncollectible accounts	16,824	6,229	(655)	6,528	15,870
Valuation allowance for reinsurance recoverables	10,820	—	—	—	10,820
Total	$68,422	$4,939	$(600)	$8,810	$63,951
2013
Valuation allowance for foreign NOL deferred tax carryforward	$13,091	$3,383	$—	$—	$16,474
Valuation allowance for mortgage loans on real estate	6,997	(2,515)	—	—	4,482
Valuation allowance for uncollectible agents balances	14,753	5,870	238	1,039	19,822
Valuation allowance for uncollectible accounts	16,618	765	672	1,231	16,824
Valuation allowance for reinsurance recoverables	10,633	187	—	—	10,820
Total	$62,092	$7,690	$910	$2,270	$68,422