Form 10-Q
period 2016-03-31
ASSURANT INC
filed 2016-05-03
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at April 28, 2016 was 61,936,907.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,230,871 in 2016 and $9,470,795 in 2015)	$9,039,747	$10,215,328
Equity securities available for sale, at fair value (cost - $361,537 in 2016 and $450,563 in 2015)	403,702	500,057
Commercial mortgage loans on real estate, at amortized cost	872,196	1,151,256
Policy loans	41,124	43,858
Short-term investments	449,691	508,950
Other investments	618,651	575,323
Total investments	11,425,111	12,994,772
Cash and cash equivalents	2,060,815	1,288,305
Premiums and accounts receivable, net	1,331,527	1,260,717
Reinsurance recoverables	8,689,823	7,470,403
Accrued investment income	114,572	129,743
Deferred acquisition costs	3,079,611	3,150,934
Property and equipment, at cost less accumulated depreciation	312,324	298,414
Tax receivable	—	24,176
Goodwill	839,766	833,512
Value of business acquired	38,950	41,154
Other intangible assets, net	274,131	277,163
Other assets	401,111	469,005
Assets held in separate accounts	1,719,454	1,798,104
Total assets	$30,287,195	$30,036,402
Liabilities
Future policy benefits and expenses	$9,723,211	$9,466,694
Unearned premiums	6,308,939	6,423,720
Claims and benefits payable	3,341,718	3,896,719
Commissions payable	354,965	393,260
Reinsurance balances payable	110,056	132,728
Funds held under reinsurance	101,400	94,417
Deferred gain on disposal of businesses	564,122	92,327
Accounts payable and other liabilities	1,825,894	2,049,810
Tax payable	258,087	—
Debt	1,414,704	1,164,656
Liabilities related to separate accounts	1,719,454	1,798,104
Total liabilities	25,722,550	25,512,435
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 62,643,447 and 65,850,386 shares outstanding at March 31, 2016 and December 31, 2015, respectively	1,500	1,497
Additional paid-in capital	3,152,977	3,148,409
Retained earnings	5,044,544	4,856,674
Accumulated other comprehensive income	225,240	118,549
Treasury stock, at cost; 86,945,291 and 83,523,031 shares at March 31, 2016 and December 31, 2015, respectively	(3,859,616)	(3,601,162)
Total stockholders’ equity	4,564,645	4,523,967
Total liabilities and stockholders’ equity	$30,287,195	$30,036,402

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$1,415,238	$2,159,562
Fees and other income	357,690	279,562
Net investment income	135,707	152,273
Net realized gains on investments, excluding other-than-temporary impairment losses	162,366	6,525
Total other-than-temporary impairment losses	(311)	(3,208)
Portion of net (gain) loss recognized in other comprehensive income, before taxes	(337)	638
Net other-than-temporary impairment losses recognized in earnings	(648)	(2,570)
Amortization of deferred gain on disposal of businesses	47,596	3,258
Gain on pension plan curtailment	29,578	—
Total revenues	2,147,527	2,598,610
Benefits, losses and expenses
Policyholder benefits	543,816	1,210,727
Amortization of deferred acquisition costs and value of business acquired	334,342	369,003
Underwriting, general and administrative expenses	917,359	921,909
Interest expense	14,503	13,778
Total benefits, losses and expenses	1,810,020	2,515,417
Income before provision for income taxes	337,507	83,193
Provision for income taxes	117,189	33,149
Net income	$220,318	$50,044
Earnings Per Share
Basic	$3.38	$0.72
Diluted	$3.34	$0.71
Dividends per share	$0.50	$0.27
Share Data
Weighted average shares outstanding used in basic per share calculations	65,086,935	69,770,224
Plus: Dilutive securities	833,611	987,325
Weighted average shares used in diluted per share calculations	65,920,546	70,757,549
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$220,318	$50,044
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(14,836) and $(28,349), respectively	29,872	57,459
Change in other-than-temporary impairment gains, net of taxes of $674 and $481, respectively	(1,251)	(894)
Change in foreign currency translation, net of taxes of $(1,609) and $2,654, respectively	11,860	(65,951)
Pension plan curtailment and amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(35,651) and $(1,409), respectively	66,210	2,616
Total other comprehensive income (loss)	106,691	(6,770)
Total comprehensive income	$327,009	$43,274
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2015 through March 31, 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2015	$1,497	$3,148,409	$4,856,674	$118,549	$(3,601,162)	$4,523,967
Stock plan exercises	3	(3,781)	—	—	—	(3,778)
Stock plan compensation expense	—	6,514	—	—	—	6,514
Change in tax benefit from share-based payment arrangements	—	1,835	—	—	—	1,835
Dividends	—		(32,448)	—	—	(32,448)
Acquisition of common stock	—	—	—	—	(258,454)	(258,454)
Net income	—	—	220,318	—	—	220,318
Other comprehensive income	—	—	—	106,691	—	106,691
Balance, March 31, 2016	$1,500	$3,152,977	$5,044,544	$225,240	$(3,859,616)	$4,564,645

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(339,030)	$(177,666)
Investing activities
Sales of:
Fixed maturity securities available for sale	707,385	452,944
Equity securities available for sale	112,051	14,660
Other invested assets	3,554	6,685
Property and equipment and other	20	10
Subsidiary, net of cash transferred (2)	914,811	65,002
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	197,638	179,339
Commercial mortgage loans on real estate	25,984	45,887
Purchases of:
Fixed maturity securities available for sale	(750,742)	(708,069)
Equity securities available for sale	(74,925)	(37,886)
Commercial mortgage loans on real estate	(7,500)	(36,180)
Other invested assets	(18,393)	(5,303)
Property and equipment and other	(22,750)	(22,157)
Subsidiary, net of cash transferred (3)	(10,843)	—
Equity interest (1)	—	(457)
Change in short-term investments	55,539	95,250
Change in policy loans	1,159	1,544
Change in collateral held/pledged under securities agreements	—	2,746
Net cash provided by investing activities	1,132,988	54,015
Financing activities
Issuance of debt	249,625	—
Change in tax benefit from share-based payment arrangements	1,835	1,559
Acquisition of common stock	(245,804)	(84,329)
Dividends paid	(32,448)	(18,834)
Change in obligation under securities agreements	—	(2,746)
Net cash used in financing activities	(26,792)	(104,350)
Effect of exchange rate changes on cash and cash equivalents	(514)	(22,277)
Reversal of Cash included in business classified as held for sale	5,858	(3,213)
Change in cash and cash equivalents	772,510	(253,491)
Cash and cash equivalents at beginning of period	1,288,305	1,318,656
Cash and cash equivalents at end of period	$2,060,815	$1,065,165

(1)	Relates to the purchase of equity interest in Iké Asistencia.

(2)	Relates to the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions and supplemental and small group self-funded business.

(3)	Relates primarily to an immaterial acquisition and the purchase of renewal rights to the National Flood Insurance block of business of Nationwide Mutual Insurance Company.
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries globally provide risk management solutions, protecting where consumers live and the goods they buy.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection; vehicle protection; pre-funded funeral insurance; renters insurance; lender-placed homeowners insurance; and mortgage valuation and field services.
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016 mainly through a series of reinsurance transactions with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. (“Sun Life”). See Notes 4 and 5, respectively, for more information.
2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The interim financial data as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) introduced new and significant premium stabilization programs in 2014. These programs require the Company to record amounts to our consolidated financial statements based on assumptions and estimates that could materially change as experience develops until the company exits the Health business and settles related receivables later in 2016.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
3. Recent Accounting Pronouncements
Adopted
On January 1, 2016 the Company adopted the amended guidance on presentation of debt issuance costs. This amended guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected by the amendments. The adoption of this new presentation guidance did not impact the Company’s financial position or results of operations.
On January 1, 2016, the Company adopted the new consolidation guidance that affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of this new consolidation guidance did not have an impact on the Company’s financial position and results of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on employee share-based stock compensation. This amended guidance provides areas of simplification in several aspects of accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company is evaluating the requirements of this amended share-based stock compensation guidance and the potential impact on the Company’s financial position and results of operations.
In February 2016, the FASB issued new guidance on leases. The new guidance will replace the current lease guidance. The new guidance requires that entities recognize the assets and liabilities associated with leases on the balance sheet and to disclose key information about leasing arrangements. The new guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted. The Company is evaluating the requirements of this new lease guidance and the potential impact on the Company’s financial position and results of operations.
In January 2016, the FASB issued amended guidance on the measurement and classification of financial instruments. This amended guidance requires that all equity investments be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected for financial liabilities. The amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, however public business entities will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. For the provision related to presentation of financial liabilities, early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the requirements of this amended measurement and classification of financial instruments guidance and the potential impact on the Company’s financial position and results of operations.
In May 2014, the FASB issued amended guidance on revenue recognition. In March and April 2016, the FASB issued implementation amendments to the May 2014 amended revenue recognition guidance. The amended guidance, including the implementation amendments (together, the “amended guidance”), affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. In August 2015, the FASB issued guidance to defer the effective date of the revenue recognition guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Therefore, the Company is required to adopt the guidance on January 1, 2018. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.
4. Reorganization
On June 7, 2015, the Company concluded its comprehensive review of strategic alternatives for the Assurant Health business segment and decided to sharpen its focus on housing and lifestyle specialty protection products and services. The Company expects to substantially complete its exit from the health insurance market by the end of 2016. As part of this process,

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Assurant reinsured its supplemental and small-group self-funded lines of business and sold certain legal entities to National General Holdings Corp. ("National General"), effective October 1, 2015.
The following table presents information regarding exit-related charges:

	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	—	—	—	—
Cash payments	—	—	—	—
Balance at March 31, 2015	$—	$—	$—	$—
Charges	14,435	22,307	4,996	41,738
Non-cash adjustment	—	(21,247)	(2,947)	(24,194)
Cash payments	—	—	—	—
Balance at June 30, 2015	$14,435	$1,060	$2,049	$17,544
Charges	20,927	13	5,795	26,735
Cash payments	(10,728)	(168)	(4,338)	(15,234)
Balance at September 30, 2015	$24,634	$905	$3,506	$29,045
Charges	16,344	17	795	17,156
Cash payments	(4,413)	(152)	(3,808)	(8,373)
Balance at December 31, 2015	$36,565	$770	$493	$37,828
Charges	14,561	4,903	(47)	19,417
Cash payments	(16,181)	(136)	(436)	(16,753)
Balance at March 31, 2016	$34,945	$5,537	$10	$40,492

Amount expected to be incurred, including charges to date	$82,668	$27,240	$11,539	$121,447

Premium deficiency charges				$182,627
Total amount expected to be incurred				$304,074
Amounts in the above table are primarily included in underwriting, general and administrative expenses on the Consolidated Statements of Operations.
The total amount expected to be incurred is an estimate that is subject to change as facts and circumstances evolve. For instance, severance and retention estimates could change if employees previously identified for separation resign from the Company before the date through which they are required to be employed in order to receive severance and retention benefits.
The premium deficiency reserve liability increased $13,527 from $78,047 at December 31, 2015 to $91,574 at March 31, 2016. The increase is due to reserve margin released with the associated reserve run off and higher than expected policy lapse rates.
Future cash payments, for these exit-related charges, are expected to be substantially complete by 2016.
5. Dispositions
On March 1, 2016, the Company completed the sale of its Assurant Employee Benefits segment through a series of transactions with Sun Life, for net cash consideration of $926,174 and contingent consideration of $16,000 related to specified

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

account renewals. The transaction was primarily structured as a reinsurance arrangement, as well as the sale of certain legal entities that included ceding commission and other consideration. The reinsurance transaction does not extinguish the Company's primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also has an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components, including the sale of certain legal entities, the reinsurance for existing claims (accounted for as retroactive reinsurance) and reinsurance for inforce policies with remaining terms and future business (primarily accounted for as prospective reinsurance). The Company estimated a gain of $638,517 based on proceeds compared to the relative net assets transferred and other expenses incurred along with realized gains on invested assets transferred. Of this amount, $120,077 was recognized at the close of the transaction and $518,440 was required to be deferred. The deferred amount will primarily be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. In the first quarter 2016, the Company recognized $44,593 of amortization of the deferred gain for the month of March 2016. The total pre-tax gain recognized during the first quarter 2016 was $164,670.
Over 60% of the remaining deferred gain of $473,847 as of March 31, 2016 is expected to be earned in the remainder of 2016 and over 90% is expected to be earned by the end of 2018. The ultimate amortization pattern will be dependent on a number of factors including the exact timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.
The following represents a summary of the pre-tax gain recognized in the first quarter 2016 by transaction component, as well as the related classification within the financial statements:

Total expected gain at close	$638,517

Transaction closing gains on March 1, 2016:
Gain on sale of entities, net of transaction costs	$41,098
Novations, resulting in recognized gains	60,913	(b)
Loss on retroactive reinsurance component, before realized gains	(128,661)	(c)
Net loss prior to realized gains on transferred securities supporting retroactive component	(26,650)	(a)
Realized gains on transferred securities supporting retroactive component	146,727	(c)
Net gain realized as of March 1, 2016	$120,077

Deferred gain as of March 1, 2016	$518,440
Amortization of deferred gain for March 2016	44,593	(d)
Deferred gain as of March 31, 2016	$473,847	(e)
Total net gains realized for the first quarter 2016	$164,670

(a)	Amount classified within underwriting, general and administrative expenses within the Consolidated Statements of Operations.

(b)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

(c)
Reinsurance of existing claims liabilities requires retroactive accounting necessitating losses to be recognized immediately. However, upon transfer of the associated assets supporting the liabilities, the Company recognized realized gains which more than offset the retroactive losses. The Company was required to classify the realized gains as part of net realized gains on investments, within the Consolidated Statements of Operations.

(d)	Amount classified as amortization of deferred gain on disposal of businesses within the Consolidated Statements of Operations.

(e)	Amount classified as a component of the deferred gain on disposal of businesses within the Consolidated Balance Sheets.
The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known to the Company, and will adjust the revenue recognized accordingly.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The Assurant Employee Benefits segment pretax income was $16,747 and $16,211 for the periods ending March 31, 2016 and 2015, respectively (excluding the aforementioned gains realized in the first quarter 2016 which are included in the Corporate & Other Segment).
6. Acquisitions
On March 14, 2016, the Company acquired certain renewal rights to the National Flood Insurance Program block of business of Nationwide Mutual Insurance Company. The estimated acquisition-date fair value of the consideration transferred totaled $20,329, which consists of an initial cash payment of $1,000 and an expected contingent payment of $19,329. The contingent consideration arrangement is based on future expected revenue. In connection with this asset acquisition, the Company recorded $20,329 of renewal rights intangible assets which are amortizable over a five-year period. The contingent payment may change over time, with any resulting adjustments required to be evaluated and recorded as adjustments through the income statement when a change in estimated payment is determined.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of the Company's fixed maturity and equity securities as of the dates indicated:

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$171,926	$6,061	$(5)	$177,982	$—
States, municipalities and political subdivisions	561,971	46,948	—	608,919	—
Foreign governments	500,754	75,054	(465)	575,343	—
Asset-backed	3,026	1,291	(306)	4,011	1,237
Commercial mortgage-backed	20,628	496	—	21,124	—
Residential mortgage-backed	880,676	61,281	(296)	941,661	14,760
Corporate	6,091,890	675,220	(56,403)	6,710,707	16,590
Total fixed maturity securities	$8,230,871	$866,351	$(57,475)	$9,039,747	$32,587
Equity securities:
Common stocks	$12,311	$6,865	$(3)	$19,173	$—
Non-redeemable preferred stocks	349,226	37,004	(1,701)	384,529	—
Total equity securities	$361,537	$43,869	$(1,704)	$403,702	$—

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
United States government and government agencies and authorities	$150,681	$3,891	$(537)	$154,035	$—
States, municipalities and political subdivisions	647,335	48,389	(94)	695,630	—
Foreign governments	497,785	65,188	(723)	562,250	—
Asset-backed	3,499	1,367	(204)	4,662	1,285
Commercial mortgage-backed	22,169	352	—	22,521	—
Residential mortgage-backed	953,247	48,676	(3,409)	998,514	15,343
Corporate	7,196,079	677,549	(95,912)	7,777,716	17,885
Total fixed maturity securities	$9,470,795	$845,412	$(100,879)	$10,215,328	$34,513
Equity securities:
Common stocks	$13,048	$6,623	$(7)	$19,664	$—
Non-redeemable preferred stocks	437,515	45,495	(2,617)	480,393	—
Total equity securities	$450,563	$52,118	$(2,624)	$500,057	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $281,102 and $319,654, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2016 and December 31, 2015, revenue bonds account for 52% and 50% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At March 31, 2016, approximately 81%, 7% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2015, approximately 79%, 8% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of March 31, 2016 and December 31, 2015.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $708,883 with a net unrealized gain of $62,581 at March 31, 2016 and $888,923 with a net unrealized gain of $67,957 at December 31, 2015. Approximately 23% and 25% of the corporate European exposure is held in the financial industry at March 31, 2016 and December 31, 2015, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company's corporate securities as of March 31, 2016 and December 31, 2015, respectively. Approximately 8% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $573,013 with a net unrealized gain of $1,365 at March 31, 2016 and $779,720 with a net unrealized loss of $6,985 at December 31, 2015. Approximately 82% and 89% of the energy exposure is rated as investment grade as of March 31, 2016 and December 31, 2015, respectively.
The cost or amortized cost and fair value of fixed maturity securities at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$302,193	$305,652
Due after one year through five years	1,620,861	1,694,597
Due after five years through ten years	1,960,202	2,047,978
Due after ten years	3,443,285	4,024,724
Total	7,326,541	8,072,951
Asset-backed	3,026	4,011
Commercial mortgage-backed	20,628	21,124
Residential mortgage-backed	880,676	941,661
Total	$8,230,871	$9,039,747

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been included in earnings as a result of those sales.

	Three Months Ended March 31,
	2016 (a)	2015
Proceeds from sales	$2,267,717	$552,513
Gross realized gains	176,317	12,343
Gross realized losses	26,461	5,599

(a)	2016 includes $146,727 related to the sale of Assurant Employee Benefits mainly through reinsurance transactions.
The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended March 31,
	2016 (a)	2015
Net realized gains related to sales and other:
Fixed maturity securities	$139,149	$5,513
Equity securities	9,806	874
Commercial mortgage loans on real estate	12,453	—
Other investments	958	138
Total net realized gains related to sales and other	162,366	6,525
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(648)	(2,570)
Total net realized losses related to other-than-temporary impairments	(648)	(2,570)
Total net realized gains	$161,718	$3,955

(a)	2016 includes $146,727 related to the sale of Assurant Employee Benefits mainly through reinsurance transactions.
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
For the three months ended March 31, 2016 and 2015, the Company recorded $311 and $3,208, respectively, of OTTI, of which $648 and $2,570, respectively, was related to both credit losses and securities the Company intends to sell and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $337 and $(638), respectively, related to all other factors and was recorded as an unrealized gain (loss) component of AOCI.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2016	2015
Balance, January 1,	$32,377	$35,424
Additions for credit loss impairments recognized in the current period on securities previously impaired	554	—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	2,570
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(609)	(472)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,341)	(1,465)
Balance, March 31,	$30,981	$36,057
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
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$19,565	$(5)	$—	$—	$19,565	$(5)
Foreign governments	23,005	(28)	24,700	(437)	47,705	(465)
Asset-backed	—	—	995	(306)	995	(306)
Residential mortgage-backed	63,375	(193)	17,348	(103)	80,723	(296)
Corporate	664,039	(44,440)	103,361	(11,963)	767,400	(56,403)
Total fixed maturity securities	$769,984	$(44,666)	$146,404	$(12,809)	$916,388	$(57,475)
Equity securities:
Common stock	$227	$(3)	$—	$—	$227	$(3)
Non-redeemable preferred stocks	36,980	(810)	12,226	(891)	49,206	(1,701)
Total equity securities	$37,207	$(813)	$12,226	$(891)	$49,433	$(1,704)

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$90,008	$(465)	$5,564	$(72)	$95,572	$(537)
States, municipalities and political subdivisions	6,881	(94)	—	—	6,881	(94)
Foreign governments	24,071	(347)	22,239	(376)	46,310	(723)
Asset-backed	—	—	1,136	(204)	1,136	(204)
Residential mortgage-backed	260,620	(3,179)	11,147	(230)	271,767	(3,409)
Corporate	1,636,457	(85,247)	54,029	(10,665)	1,690,486	(95,912)
Total fixed maturity securities	$2,018,037	$(89,332)	$94,115	$(11,547)	$2,112,152	$(100,879)
Equity securities:
Common stock	$623	$(7)	$—	$—	$623	$(7)
Non-redeemable preferred stocks	63,665	(1,632)	13,806	(985)	77,471	(2,617)
Total equity securities	$64,288	$(1,639)	$13,806	$(985)	$78,094	$(2,624)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent approximately 6% and 5% of the aggregate fair value of the related securities at March 31, 2016 and December 31, 2015, respectively. Approximately 77% and 88% of these gross unrealized losses have been in a continuous loss position for less than twelve months at March 31, 2016 and December 31, 2015, respectively. The total gross unrealized losses are comprised of 380 and 884 individual securities at March 31, 2016 and December 31, 2015, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at March 31, 2016 and December 31, 2015. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of March 31, 2016, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, the Company applies an impairment model similar to that used for the Company's fixed maturity securities. As of March 31, 2016, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of March 31, 2016, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At March 31, 2016, approximately 42% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $13 to $14,515 at March 31, 2016 and from $17 to $14,625 at December 31, 2015.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following summarizes the Company's loan-to-value and average debt-service coverage ratios as of the dates indicated:

	March 31, 2016
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$836,139	95.6%	2.00
71 – 80%	27,961	3.2%	1.18
81 – 95%	5,862	0.7%	0.92
Greater than 95%	4,816	0.5%	3.52
Gross commercial mortgage loans	874,778	100%	1.97
Less valuation allowance	(2,582)
Net commercial mortgage loans	$872,196

	December 31, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,101,572	95.5%	2.01
71 – 80%	39,080	3.4%	1.19
81 – 95%	8,370	0.7%	1.05
Greater than 95%	4,816	0.4%	3.52
Gross commercial mortgage loans	1,153,838	100%	1.98
Less valuation allowance	(2,582)
Net commercial mortgage loans	$1,151,256
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

Variable Interest Entities

A VIE is a legal entity which does not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest. The Company's investments in VIEs include private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method and included in the consolidated balance sheets in other investments. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of March 31, 2016, the Company's maximum exposure to loss is $224,255 in recorded carrying value and $30,853 in unfunded commitments.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

8. Fair Value Disclosures
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
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	March 31, 2016
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
United States Government and government agencies and authorities	$177,982	$—		$177,982		$—
State, municipalities and political subdivisions	608,919	—		608,919		—
Foreign governments	575,343	842		574,501		—
Asset-backed	4,011	—		4,011		—
Commercial mortgage-backed	21,124	—		20,970		154
Residential mortgage-backed	941,661	—		941,661		—
Corporate	6,710,707	—		6,644,815		65,892
Equity securities:
Common stocks	19,173	18,490		683		—
Non-redeemable preferred stocks	384,529	—		382,169		2,360
Short-term investments	449,691	354,391	b	95,300	c	—
Other investments	283,059	65,490	a	216,017	c	1,552	d
Cash equivalents	1,564,470	1,542,075	b	22,395	c	—
Other assets	1,838	—		1,477	e	361	e
Assets held in separate accounts	1,672,325	1,510,461	a	161,864	c	—
Total financial assets	$13,414,832	$3,491,749		$9,852,764		$70,319

Financial Liabilities
Other liabilities	$93,114	$65,490	a	$32	e	$27,592	e
Liabilities related to separate accounts	1,672,325	1,510,461	a	161,864	c	—
Total financial liabilities	$1,765,439	$1,575,951		$161,896		$27,592

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	December 31, 2015
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
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$204	$—	$(1)	$—	$(49)	$—	$154
Corporate	63,146	145	51	8,100	(719)	(4,831)	65,892
Equity Securities
Non-redeemable preferred stocks	2,250	—	110	—	—	—	2,360
Other investments	2,225	(636)	(11)	—	(26)	—	1,552
Other assets	434	(73)	—	—	—	—	361
Financial Liabilities
Other liabilities	(27,683)	91	—	—	—	—	(27,592)
Total level 3 assets and liabilities	$40,576	$(473)	$149	$8,100	$(794)	$(4,831)	$42,727

	Three Months Ended March 31, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$403	$—	$(3)	$(46)	$—	$—	$354
Residential mortgage-backed	4,645	—	—	—	—	(4,645)	—
Corporate	104,275	(8)	880	(2,155)	2,130	(4,132)	100,990
Equity Securities
Non-redeemable preferred stocks	2,000	—	60	—	—	—	2,060
Other investments	2,121	128	(4)	(21)	236	—	2,460
Other assets	807	137	—	—	—	—	944
Financial Liabilities
Other liabilities	(25,233)	(948)	—	—	—	—	(26,181)
Total level 3 assets and liabilities	$89,018	$(691)	$933	$(2,222)	$2,366	$(8,777)	$80,627

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the periods ended March 31, 2016 and December 31, 2015, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of March 31, 2016 and December 31, 2015, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

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
Short-term investments, other investments, cash equivalents, and assets/liabilities held in separate accounts: To price the fixed maturity securities in these categories, the pricing service utilizes the standard inputs.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of March 31, 2016 and December 31, 2015 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities $267 and $304 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of March 31, 2016 and December 31, 2015, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $68,406 and $65,600 were priced internally using independent and non-binding broker quotes as of March 31, 2016 and December 31, 2015, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

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
Disclosures for Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also measures the fair value of certain assets and liabilities on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include commercial mortgage loans, goodwill and finite-lived intangible assets.
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
Fair Value of Financial Instruments Disclosures
The financial instruments guidance requires disclosure of fair value information about financial instruments, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets. However, this guidance excludes certain financial instruments, including those related to insurance contracts and those accounted for under the equity method (such as partnerships).

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
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
Debt: the fair value of debt is based upon matrix pricing performed by the pricing service utilizing the standard inputs. The carrying value of the promissory note approximates fair value due to the short maturity of the instrument.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	March 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$872,196	$920,283	$—	$—	$920,283
Policy loans	41,124	41,124	41,124	—	—
Other investments	28,356	28,356	—	—	28,356
Total financial assets	$941,676	$989,763	$41,124	$—	$948,639
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$675,539	$684,546	$—	$—	$684,546
Funds withheld under reinsurance	101,400	101,400	101,400	—	—
Debt	1,414,704	1,519,466	—	1,519,466	—
Total financial liabilities	$2,191,643	$2,305,412	$101,400	$1,519,466	$684,546

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,151,256	$1,201,806	$—	$—	$1,201,806
Policy loans	43,858	43,858	43,858	—	—
Other investments	27,534	27,534	—	—	27,534
Total financial assets	$1,222,648	$1,273,198	$43,858	$—	$1,229,340
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$666,068	$676,586	$—	$—	$676,586
Funds withheld under reinsurance	94,417	94,417	94,417	—	—
Debt	1,164,657	1,250,602	—	1,250,602	—
Total financial liabilities	$1,925,142	$2,021,605	$94,417	$1,250,602	$676,586

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The A.M. Best ratings have not changed significantly since December 31, 2015.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The Company carries an allowance for doubtful accounts for reinsurance recoverables of $10,820 as of March 31, 2016 and December 31, 2015, respectively.
9. Debt
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
The interest expense and related amortization incurred related to the 2013 Senior Notes was $5,943 and $5,746 for the three months ended March 31, 2016 and 2015, respectively. There was $948 of accrued interest at both March 31, 2016 and 2015. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2016 and 2015.
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
The interest expense and related amortization incurred related to the 2004 Senior Notes was $8,057 and $8,032 for the three months ended March 31, 2016 and 2015, respectively. There was $4,008 of accrued interest at both March 31, 2016 and 2015. The Company made interest payments on the 2004 Senior Notes of $16,031 on February 15, 2016 and 2015.
Promissory Note
On March 4, 2016 the Company entered into a private loan agreement in the form of a Promissory Note (the "Note") with a single financial institution, for an aggregate principal amount of $250,000. The Company received net proceeds of $249,625 from this transaction, which represented the principal amount less fees. Interest on the Note is a floating rate tied to LIBOR and is payable at least quarterly. For the first month of the loan an annual interest rate of 1.81% was in effect. The Note is payable in a single installment due March 3, 2017; however, the Company must promptly repay the loan with any dividends received from Union Security Insurance Company and Union Security Life Insurance Company of New York, the Company's wholly owned subsidiaries that received the cash proceeds related to the sale of the Assurant Employee Benefits segment, or the issuance of debt or equity securities (other than in connection with employee benefit plans). The Company may prepay the Note monthly without premium or penalty. The Company is in compliance with all terms and conditions of the Note.
The interest expense and related fee amortization incurred related to the Note was $503 for the three months ended March 31, 2016. There was $378 of accrued interest at March 31, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

 Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at March 31, 2016, due to $4,040 of outstanding letters of credit related to this program.
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
The Company did not use the commercial paper program during the three months ended March 31, 2016 and 2015 and there were no amounts relating to the commercial paper program outstanding at March 31, 2016 and December 31, 2015. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at March 31, 2016.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At March 31, 2016, the Company was in compliance with all covenants, minimum ratios and thresholds.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended March 31, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2015	$(270,734)	$495,443	$22,434	$(128,594)	$118,549
Other comprehensive loss before reclassifications	11,860	(66,262)	(970)	85,029	29,657
Amounts reclassified from accumulated other comprehensive income	—	96,134	(281)	(18,819)	77,034
Net current-period other comprehensive (loss) income	11,860	29,872	(1,251)	66,210	106,691
Balance at March 31, 2016	$(258,874)	$525,315	$21,183	$(62,384)	$225,240

	Three Months Ended March 31, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Other comprehensive (loss) income before reclassifications	(65,951)	53,523	777	—	(11,651)
Amounts reclassified from accumulated other comprehensive income	—	3,936	(1,671)	2,616	4,881
Net current-period other comprehensive (loss) income	(65,951)	57,459	(894)	2,616	(6,770)
Balance at March 31, 2015	$(193,662)	$850,541	$25,700	$(133,582)	$548,997

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2016	2015
Unrealized gains on securities	$147,898	$6,056	Net realized gains on investments, excluding other-than-temporary impairment losses
	(51,764)	(2,120)	Provision for income taxes
	96,134	3,936	Net of tax
OTTI	(432)	(2,570)	Portion of net loss recognized in other comprehensive income, before taxes
	151	899	Provision for income taxes
	$(281)	$(1,671)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$—	$(25)	(1)
Amortization of net loss	625	4,050	(1)
Gain on pension plan curtailment	(29,578)	—	Gain on pension plan curtailment
	(28,953)	4,025	Total before tax
	10,134	(1,409)	Provision for income taxes
	(18,819)	2,616	Net of tax
Total reclassifications for the period	$77,034	$4,881	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 - Retirement and Other Employee Benefits for additional information.
11. Stock Based Compensation
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
     For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2016 awards can vary

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

between 0% and 200% (maximum) of the target (100%) ALTEIP award amount and the payout levels for 2015 awards and prior can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2016 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating earnings per diluted share, excluding reportable catastrophe losses, as the two equally weighted performance measures for PSU awards in 2016. Total shareholder return is defined as appreciation in Company stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating earnings per diluted share, excluding reportable catastrophe losses, is a Company-specific profitability metric and is defined as the Company’s net operating earnings, excluding reportable catastrophe losses, divided by the number of fully diluted shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date, and is not tied to the performance of peer companies.
2015 and prior PSU Performance Goals. The Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards in 2015 and prior. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. Payouts will be determined by measuring performance against the average performance of companies included in an insurance industry market index.
From 2009 to 2013, the Company used the A.M. Best U.S. Insurance Index to measure its relative performance ranking. In 2014, A.M. Best stopped publishing this index. As of January 1, 2014, the Company is using the S&P Total Market Index to measure the Company’s performance for all outstanding PSU awards in 2015 and prior. Consistent with adjustments made to the A.M. Best U.S. Insurance Index, adjustments will be made to the S&P Total Market Index to exclude companies with revenues of less than $1,000,000 or that are not in the insurance or managed healthcare Global Industry Classification Standard codes. In addition, companies within the Company’s compensation peer group, but not otherwise in the S&P Total Market Index, will be included. The adjusted S&P Total Market Index is substantially similar in composition to the previous A.M. Best U.S. Insurance Index.
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
Restricted Stock Units
RSUs granted to employees and to non-employee directors were 247,978 and 286,358 for the three months ended March 31, 2016 and 2015, respectively. The compensation expense recorded related to RSUs was $3,370 and $4,508 for the three months ended March 31, 2016 and 2015, respectively. The related total income tax benefit was $1,177 and $1,578 for the three months ended March 31, 2016 and 2015, respectively. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2016 and 2015 was $77.18 and $62.18, respectively.
As of March 31, 2016, there was $26,100 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.58 years. The total fair value of RSUs vested during the three months ended March 31, 2016 and 2015 was $19,557 and $19,437, respectively.
Performance Share Units
PSUs granted to employees were 262,232 and 357,224 for the three months ended March 31, 2016 and 2015, respectively. The compensation expense recorded related to PSUs was $2,848 and $1,066 for the three months ended March 31, 2016 and 2015, respectively. The related total income tax benefit was $991 and $373 for the three months ended March 31, 2016 and 2015, respectively. The weighted average grant date fair value for PSUs granted during the three months ended March 31, 2016 and 2015 was $80.40 and $61.82, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

As of March 31, 2016, there was $31,923 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.37 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2016 and 2015 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the three months ended March 31, 2016 and 2015 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
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
The compensation expense recorded related to the ESPP was $320 and $316 for the three months ended March 31, 2016 and 2015, respectively.
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
12. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2016	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	1,147,337	$78.44	1,147,337
February	869,898	70.69	869,898
March	1,405,025	76.12	1,405,025
Total	3,422,260	$75.52	3,422,260
On November 15, 2013, and September 9, 2015, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 and an additional $750,000, respectively, of its outstanding common stock.
During the three months ended March 31, 2016, the Company repurchased 3,422,260 shares of the Company’s outstanding common stock at a cost of $258,385, exclusive of commissions, leaving $693,717 remaining under the total repurchase authorization at March 31, 2016.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

13. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2016	2015
Numerator
Net income	$220,318	$50,044
Deduct dividends paid	(32,448)	(18,834)
Undistributed earnings	$187,870	$31,210
Denominator
Weighted average shares outstanding used in basic earnings per share	65,086,935	69,770,224
Incremental common shares from:
PSUs	833,611	987,325
Weighted average shares used in diluted earnings per share calculations	65,920,546	70,757,549
Earnings per common share - Basic
Distributed earnings	$0.50	$0.27
Undistributed earnings	2.88	0.45
Net income	$3.38	$0.72
Earnings per common share - Diluted
Distributed earnings	$0.49	$0.27
Undistributed earnings	2.85	0.44
Net income	$3.34	$0.71
Average PSUs totaling 31,698 for the three months ended March 31, 2016 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding during the three months ended March 31, 2015.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

14. Retirement and Other Employee Benefits
The components of net periodic benefit (gain) cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2016 and 2015 were as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016 Plan 1	2016 Plan 2	2015	2016	2015	2016	2015
Service cost	$—	$—	$9,750	$100	$1,125	$—	$625
Interest cost	3,400	3,500	9,050	925	1,350	875	950
Expected return on plan assets	(7,800)	(5,950)	(13,725)	—	—	(750)	(825)
Amortization of prior service cost	—	—	—	—	200	—	(225)
Amortization of net loss (gain)	—	325	3,325	300	725	—	—
Curtailment/settlement (gain) charge	(23,057)	—	—	(2,285)	400	(4,236)	—
Net periodic benefit (gain) cost	$(27,457)	$(2,125)	$8,400	$(960)	$3,800	$(4,111)	$525

(1)	The Company’s nonqualified plan is unfunded.
Effective January 1, 2014, the Assurant Pension Plan (the "Plan"), Assurant Executive Pension Plan and Assurant Supplemental Executive Retirement Plan ("SERP") were closed to new hires. Effective January 1, 2016, the Plan was amended and split into two separate plans, the Assurant Pension Plan No. 1 (Plan No. 1) and the Assurant Pension Plan No. 2 (Plan No. 2). Plan No. 2 generally includes a subset of the terminated vested population and the total population who commenced distribution of their accrued benefit prior to January 1, 2016. Plan No. 1 generally covers all other eligible employees (including the active population as of January 1, 2016, the remainder of the terminated vested population and all Puerto Rico participants). Assets for both plans will remain in the Assurant, Inc. Pension Plan Trust.
Effective March 1, 2016, the Plan, the Assurant Executive Pension Plan, the SERP and the Retiree Medical Plan were amended such that no additional benefits will be earned after February 29, 2016. In connection with this amendment, the Company recorded a non-cash, curtailment gain of $29,578 during the three months ended March 31, 2016, which is included in the gain on pension plan curtailment line in the consolidated statements of operations.
Also as a result of the curtailment, the Plan's funded status increased to $45,144 (based on the fair value of the assets compared to the accumulated benefit obligation) at March 31, 2016 from $(51,973) (based on the fair value of the assets compared to the projected benefit obligation) at December 31, 2015. This equates to a 106% and 94% funded status at March 31, 2016 and December 31, 2015, respectively. During the first three months of 2016, no cash was contributed to the Plan. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2016.
During the first quarter of 2016, the Company announced that it will make a special, one-time contribution of three percent of eligible pay into the defined contribution plan for all active employees as of December 31, 2016. Employees whose employment ends between March 1 and December 30, 2016 due to death, total disability, retirement (as defined in the Plan) or as part of an involuntary termination without cause initiated by the Company are also eligible for this contribution. In connection with this special, one-time contribution, the Company accrued $6,000 during the period ended March 31, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

15. Segment Information
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively, to the consolidated financial statements, included elsewhere in the Report. As of March 31, 2016, the Company has five reportable segments, which are defined based on the nature of the products and services offered:
•Assurant Solutions: provides mobile device protection; vehicle protection and pre-funded funeral insurance.
•Assurant Specialty Property: provides renters insurance; lender-placed homeowners insurance and mortgage valuation and field service.
•Corporate & Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements and other unusual and infrequent items, including the loss related to the sale of Assurant Employee Benefits.
•Assurant Health: includes amounts related to the previously announced exit from the health insurance market.
•Assurant Employee Benefits: includes the results of operations for the periods prior to its sale on March 1, 2016.
The Company evaluates performance of the operating segments (Assurant Solutions; Assurant Specialty Property and Corporate & Other) based on segment income (loss) after-tax. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2016
	Solutions	Specialty Property	Health	Employee Benefits (1)	Corporate & Other	Consolidated
Revenues
Net earned premiums	$738,924	$469,609	$28,734	$177,971	$—	$1,415,238
Net investment income	88,923	18,344	3,938	17,340	7,162	135,707
Net realized gains on investments (2)	—	—	—	—	161,718	161,718
Amortization of deferred gain on disposal of businesses (3)	—	—	—	—	47,596	47,596
Gain on pension plan curtailment	—	—	—	—	29,578	29,578
Fees and other income	238,109	107,762	5,118	4,244	2,457	357,690
Total revenues	1,065,956	595,715	37,790	199,555	248,511	2,147,527
Benefits, losses and expenses
Policyholder benefits	226,751	179,472	19,112	118,481	—	543,816
Amortization of deferred acquisition costs and value of business acquired	269,010	59,474	—	5,858	—	334,342
Underwriting, general and administrative expenses	501,210	241,434	52,955	58,469	63,291	917,359
Interest expense	—	—	—	—	14,503	14,503
Total benefits, losses and expenses	996,971	480,380	72,067	182,808	77,794	1,810,020
Segment income (loss) before provision (benefit) for income tax	68,985	115,335	(34,277)	16,747	170,717	337,507
Provision (benefit) for income taxes	21,851	38,984	(7,104)	6,277	57,181	117,189
Segment income (loss) after tax	$47,134	$76,351	$(27,173)	$10,470	$113,536
Net income						$220,318
	As of March 31, 2016

Segment assets:	$14,778,747	$3,628,056	$960,965	$—	$10,919,427	$30,287,195

(1)	Assurant Employee Benefits amounts represent January and February results of operations prior to the sale on March 1, 2016.

(2)	Includes $146,727 related to assets transferred to Sun Life as part of the Assurant Employee Benefits sale on March 1, 2016.

(3)	Includes $44,593 related to the additional deferred gain related to the Assurant Employee Benefits sale on March 1, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$754,477	$528,446	$609,742	$266,897	$—	$2,159,562
Net investment income	92,191	20,515	7,007	27,821	4,739	152,273
Net realized gains on investments	—	—	—	—	3,955	3,955
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,258	3,258
Fees and other income	173,068	84,236	15,976	6,274	8	279,562
Total revenues	1,019,736	633,197	632,725	300,992	11,960	2,598,610
Benefits, losses and expenses
Policyholder benefits	215,548	204,603	604,763	185,813	—	1,210,727
Amortization of deferred acquisition costs and value of business acquired	265,032	92,069	4,273	7,629	—	369,003
Underwriting, general and administrative expenses	459,284	223,612	129,178	91,339	18,496	921,909
Interest expense	—	—	—	—	13,778	13,778
Total benefits, losses and expenses	939,864	520,284	738,214	284,781	32,274	2,515,417
Segment income (loss) before provision (benefit) for income tax	79,872	112,913	(105,489)	16,211	(20,314)	83,193
Provision (benefit) for income taxes	25,513	37,826	(21,520)	6,063	(14,733)	33,149
Segment income (loss) after tax	$54,359	$75,087	$(83,969)	$10,148	$(5,581)
Net income						$50,044
	As of December 31, 2015

Segment assets:	$14,356,484	$3,648,738	$1,437,032	$2,190,808	$8,403,340	$30,036,402

16. Commitments and Contingencies
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $19,503 and $19,809 of letters of credit outstanding as of March 31, 2016 and December 31, 2015, respectively.
On January 16, 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, are subject to the examination. At present, 44 jurisdictions are participating. During the course of the examination, which began in 2015, the Company has cooperated in responding to requests for information and documents and has engaged in various communications with the examiners. The examination continues and no final report has been issued.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

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
As of March 31, 2016 and 2015, the Company had not ceded any losses to Ibis Re II.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three Months Ended March 31, 2016 and 2015
(In thousands, except number of shares and per share amounts)

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or “the Company”) as of March 31, 2016, compared with December 31, 2015, and our results of operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements as of December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the March 31, 2016 unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). The 2015 Annual Report on Form 10-K, this Report, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
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

iii.
potential variations between the final risk adjustment amount and reinsurance amounts, as determined by the U.S. Department of Health and Human Services under the Affordable Care Act, and the Company's estimate;

iv.	unfavorable outcomes in litigation and/or regulatory investigations that could negatively affect our results, business and reputation;

v.	inability to execute strategic plans related to acquisitions, dispositions or new ventures;

vi.	failure to adequately predict or manage benefits, claims and other costs;

vii.	inadequacy of reserves established for future claims;

viii.	current or new laws and regulations that could increase our costs and decrease our revenues;

ix.	significant competitive pressures in our businesses;

x.	failure to attract and retain sales representatives, key managers, agents or brokers;

xi.	losses due to natural or man-made catastrophes;

xii.	a decline in our credit or financial strength ratings (including the risk of ratings downgrades in the insurance industry);

xiii.	deterioration in the Company’s market capitalization compared to its book value that could result in an impairment of goodwill;

xiv.	risks related to our international operations, including fluctuations in exchange rates;

xv.	data breaches compromising client information and privacy;

xvi.
general global economic, financial market and political conditions (including difficult conditions in financial, capital, credit and currency markets, the global economic slowdown, fluctuations in interest rates or a prolonged period of low interest rates, monetary policies, unemployment and inflationary pressure);

xvii.	cyber security threats and cyber attacks;

xviii.	failure to effectively maintain and modernize our information systems;

xix.	uncertain tax positions and unexpected tax liabilities;

xx.	risks related to outsourcing activities;

xxi.	unavailability, inadequacy and unaffordable pricing of reinsurance coverage;

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
For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A-Risk Factors” and “Item 7-MD&A Critical Factors Affecting Results” in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Report.
General
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively, to the consolidated financial statements, included elsewhere in the Report. As of March 31, 2016, the Company has five reportable segments, which are defined based on the nature of the products and services offered:
•Assurant Solutions: provides mobile device protection; vehicle protection and pre-funded funeral insurance.
•Assurant Specialty Property: provides renters insurance; lender-placed homeowners insurance and mortgage valuation and field service.
•Corporate & Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements and other unusual and infrequent items, including the loss related to the sale of Assurant Employee Benefits.
•Assurant Health: includes amounts related to the previously announced exit from the health insurance market.
•Assurant Employee Benefits: includes the results of operations for the periods prior to its sale on March 1, 2016.
The Company evaluates performance of the operating segments (Assurant Solutions; Assurant Specialty Property and Corporate & Other) based on segment income (loss) after-tax. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.

The following discussion relates to the three months ended March 31, 2016 (“First Quarter 2016”) and the three months ended March 31, 2015 (“First Quarter 2015”).
Executive Summary
As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will substantially exit the health insurance market by the end of 2016 and on March 1, 2016, the Company completed the sale, mainly through a series of reinsurance transactions, of its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. (“Sun Life”), for net cash consideration of $926,174. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report.
Consolidated net income increased $170,274, or 340%, to $220,318 for First Quarter 2016, compared with $50,044 for First Quarter 2015. The increase was primarily due to an additional $102,546 (after-tax) in net realized gains on investments and a $28,820 (after-tax) increase in amortization of deferred gain on disposal of businesses, both related to the sale of our Assurant Employee Benefits segment. In addition, First Quarter 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016.
Assurant Solutions net income decreased $7,225, or 13%, to $47,134 for First Quarter 2016 from $54,359 for First Quarter 2015. The decrease was primarily due to the previously disclosed loss of a domestic tablet program, lower contributions from service contracts offered through North American retail clients in connected living, and a $3,888 (after-tax) net adjustment related to reserves and the amortization of deferred acquisition costs for an older block of preneed policies.
First Quarter 2016 net earned premiums and fees increased $49,488 compared with First Quarter 2015 primarily due to global growth of mobile covered devices and expansion of our vehicle protection business. This was partially offset by the loss of the tablet program and the negative impact from foreign currency exchange.
Overall, we expect full year net income and net earned premiums and fees to increase from 2015 levels. The increase in net income is expected to be weighted toward the second half of 2016 driven by new mobile programs, improved international profitability and savings from expense initiatives. We expect 2016 results will be affected by foreign currency exchange volatility, lower service contract revenue from North American retail clients and continued declines in our credit insurance business.
Assurant Specialty Property net income increased $1,264, or 2%, to $76,351 for First Quarter 2016 from $75,087 for First Quarter 2015 primarily due to lower expenses, more favorable non-catastrophe loss experience and decreased reinsurance costs. This increase was partially offset by the ongoing normalization of our lender-placed insurance business, including the previously disclosed loss of client business, and $9,361 (after-tax) of reportable catastrophe losses in First Quarter 2016, compared with $3,392 (after-tax) in First Quarter 2015.
Net earned premiums, fees and other income decreased $35,311 in First Quarter 2016 compared with First Quarter 2015. The decrease was primarily due to lower lender-placed homeowner’s insurance net earned premiums, mainly due to a decline in placement rates, lower premium rates and previously disclosed loss of client business. This decrease was partially offset by an increase in fees and other income from the mortgage solutions and multi-family housing businesses.

Overall, we expect full year 2016 net income and net earned premiums to decrease from 2015 levels, reflecting the ongoing normalization of our lender-placed insurance business. We expect the decline will be partially offset from contributions from multi-family housing and mortgage solutions businesses and increased efficiencies and expense savings initiatives. Overall results will be affected by catastrophe losses.

As mentioned above, the Company expects to substantially complete the process to exit the health insurance market in 2016. During the remainder of the exit process, we expect to incur up to $30,000 of additional exit-related charges, as well as certain overhead expenses that are excluded from the premium deficiency reserve accrual.
Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the three months ended March 31, 2016, net cash used in operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $333,686; net cash provided by investing activities totaled $1,132,988 and net cash used in financing activities totaled $26,792. We had $2,060,815 in cash and cash equivalents as of March 31, 2016. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2015 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2015 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for First Quarter 2016.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Net earned premiums	$1,415,238	$2,159,562
Fees and other income	357,690	279,562
Net investment income	135,707	152,273
Net realized gains on investments	161,718	3,955
Amortization of deferred gain on disposal of businesses	47,596	3,258
Gain on pension plan curtailment	29,578	—
Total revenues	2,147,527	2,598,610
Benefits, losses and expenses:
Policyholder benefits	543,816	1,210,727
Selling, underwriting and general expenses	1,251,701	1,290,912
Interest expense	14,503	13,778
Total benefits, losses and expenses	1,810,020	2,515,417
Income before provision for income taxes	337,507	83,193
Provision for income taxes	117,189	33,149
Net income	$220,318	$50,044

The following discussion provides a general overall analysis of how the consolidated results were affected by our segments for First Quarter 2016 and First Quarter 2015. Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.
For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Income
Net income increased $170,274, or 340%, to $220,318 for First Quarter 2016, compared with $50,044 of net income for First Quarter 2015. The increase was primarily due to an additional $102,546 (after-tax) in net realized gains on investments and a $28,820 (after-tax) increase in amortization of deferred gain on disposal of businesses, both related to the transfer of assets and other items associated with the sale of Assurant Employee Benefits segment, mainly through a series or reinsurance transactions with Sun Life. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report. In addition, First Quarter 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. For more information on the pension plan freeze, see Note 14 to the consolidated financial statements, included elsewhere in this Report.

Assurant Solutions
Overview
The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Net earned premiums	$738,924	$754,477
Fees and other income	238,109	173,068
Net investment income	88,923	92,191
Total revenues	1,065,956	1,019,736
Benefits, losses and expenses:
Policyholder benefits	226,751	215,548
Selling, underwriting and general expenses	770,220	724,316
Total benefits, losses and expenses	996,971	939,864
Segment income before provision for income taxes	68,985	79,872
Provision for income taxes	21,851	25,513
Segment net income	$47,134	$54,359

Net earned premiums, fees and other:
Global connected living	$662,179	$620,383
Global vehicle protection	165,888	144,720
Global preneed	42,728	40,709
Global credit and other	106,238	121,733
Total	$977,033	$927,545

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Income
Segment net income decreased $7,225, or 13%, to $47,134 for First Quarter 2016 from $54,359 for First Quarter 2015. The decrease was primarily due to the previously disclosed loss of a domestic tablet program, lower contributions from North American retail clients in connected living and an adjustment related to the amortization of deferred acquisition costs and policyholders benefits for an older block of preneed policies. These items were partially offset by profitable growth in other mobile protection programs and related services globally.
Total Revenues
Total revenues increased $46,220, or 5%, to $1,065,956 for First Quarter 2016 from $1,019,736 for First Quarter 2015. Net earned premiums decreased $15,553 primarily due to foreign currency exchange volatility, the loss of a domestic tablet program and the continued run-off of our credit insurance business. These items were partially offset by growth from our global vehicle protection business. Fees and other income increased $65,041, primarily driven by global growth in mobile covered devices in our global connected living business. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $57,107, or 6%, to $996,971 for First Quarter 2016 from $939,864 for First Quarter 2015. Policyholder benefits increased $11,203, driven by expansion of our international mobile business in Asia and Europe and an adjustment related to the amortization of policyholders benefits for an older block of preneed policies. Selling, underwriting and general expenses increased $45,904, mostly related to growth in our domestic mobile business and an adjustment related to the amortization of a deferred acquisition cost adjustment mentioned earlier.

Assurant Specialty Property
Overview
The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Net earned premiums	$469,609	$528,446
Fees and other income	107,762	84,236
Net investment income	18,344	20,515
Total revenues	595,715	633,197
Benefits, losses and expenses:
Policyholder benefits	179,472	204,603
Selling, underwriting and general expenses	300,908	315,681
Total benefits, losses and expenses	480,380	520,284
Segment income before provision for income taxes	115,335	112,913
Provision for income taxes	38,984	37,826
Segment net income	$76,351	$75,087

Net earned premiums, fees and other:
Lender-placed insurance	$346,690	$414,086
Multi-family housing	77,015	62,654
Mortgage solutions	75,916	59,395
Manufactured housing and other	77,750	76,547
Total	$577,371	$612,682

Regulatory Matters
In January 2015, New York Department of Financial Services ("NYDFS") issued regulations regarding tracking costs associated with lender placed insurance rates. The Company reached an agreement with the NYDFS to file for a 6.2% reduction in lender-placed hazard insurance rates in New York. The rates have been filed and approved, and were effective for new and renewing policies starting February 1, 2016.
Lender-placed insurance products accounted for 70% and 76% of net earned premiums for First Quarter 2016 and First Quarter 2015, respectively. The approximate corresponding contributions to the segment net income in these periods were 70% and 72%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Income
Segment net income increased $1,264, or 2%, to $76,351 for First Quarter 2016 from $75,087 for First Quarter 2015 primarily due to lower expenses, more favorable non-catastrophe loss experience and decreased reinsurance costs. These items were partially offset by the ongoing normalization in our lender-placed insurance business, including the previously disclosed loss of client business, and $9,361 (after-tax) of reportable catastrophe losses in First Quarter 2016, compared with $3,392 (after-tax) in First Quarter 2015.

Total Revenues
Total revenues decreased $37,482, or 6%, to $595,715 for First Quarter 2016 from $633,197 for First Quarter 2015. The decrease was primarily due to lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to a decline in placement rates, lower premium rates and previously disclosed loss of client business. These items were partially offset by an increase in fees and other income from the mortgage solutions and multi-family housing businesses. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $39,904, or 8%, to $480,380 for First Quarter 2016 from $520,284 for First Quarter 2015. Policyholder benefits decreased $25,131 due to fewer non-catastrophe losses, primarily attributable to lower claims frequency and severity, partially offset by an increase in reportable catastrophe losses. First Quarter 2016 included $14,401 of reportable catastrophe losses compared with $5,219 in First Quarter 2015. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses decreased $14,773 in First Quarter 2016 compared with First Quarter 2015 mainly due to savings from cost efficiency efforts.

Assurant Health
Overview
The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Net earned premiums	$28,734	$609,742
Fees and other income	5,118	15,976
Net investment income	3,938	7,007
Total revenues	37,790	632,725
Benefits, losses and expenses:
Policyholder benefits	19,112	604,763
Selling, underwriting and general expenses	52,955	133,451
Total benefits, losses and expenses	72,067	738,214
Segment loss before benefit for income taxes	(34,277)	(105,489)
Benefit for income taxes	(7,104)	(21,520)
Segment net loss	$(27,173)	$(83,969)
Net earned premiums:
Individual	$21,877	$514,198
Small employer group	6,857	95,544
Total	$28,734	$609,742

As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, the Company will substantially exit the health insurance market by the end of 2016. For more information, see Note 4 of the Notes to the consolidated financial statements included elsewhere in this Report.
The Affordable Care Act
Most provisions of the Affordable Care Act have now taken effect. Given the sweeping nature of the changes represented by the Affordable Care Act, our results of operations and financial position have been and will continue to be materially adversely affected. For more information, see Item 1A, "Risk Factors—Risk related to our industry—Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable" in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Report.
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
For the First Quarter 2016, due to a change in estimate, we reduced our reinsurance recoveries by $2,884 in our consolidated statements of operations. We did not record any reinsurance contributions for First Quarter 2016. As of March 31,

2016, we have reinsurance contributions payable of $2,597 and reinsurance recoverables, net of an allowance for adverse development, of $264,983 on our consolidated balance sheets. During First Quarter 2016, we collected $28,554 under the 2015 program.
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
For First Quarter 2016, we recorded net risk adjustment premiums of $1,289 in our consolidated statements of operations. As of March 31, 2016, we carried net risk adjustment receivables, net of an allowance for adverse development, of $221,456 on our consolidated balance sheets. During First Quarter 2016 we collected $5,027 under the 2014 program. We did not collect any amounts under the 2015 program.
Risk Corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors had no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015, however no net recoverable has been recorded for First Quarter 2016 because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Loss
Segment results improved $56,796, or 68%, to a net loss of $27,173 for First Quarter 2016 from a net loss of $83,969 for First Quarter 2015. The change was attributable to our previously disclosed exit of the health insurance market, as we have discontinued sales of all qualified Affordable Care Act policies.
Total Revenues
Total revenues decreased $594,935, or 94%, to $37,790 for First Quarter 2016 from $632,725 for First Quarter 2015. Net earned premiums from our individual medical business decreased $492,321, or 96%, while net earned premiums from our small employer group business decreased $88,687, or 93%. The decrease for both products is due to the decline in membership and sales as we exit the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $666,147, or 90%, to $72,067 for First Quarter 2016 from $738,214 for First Quarter 2015. Policyholder benefits decreased $585,651, or 97%. The decrease in policyholder benefits was attributable to the decrease of inforce policies as a result of the exit from the health insurance market, including all of the individual Affordable Care Act medical policies which terminated at the end of 2015. Selling, underwriting and general expenses decreased $80,496, or 60%, primarily due to lower commission expense resulting from the discontinuation of sales and decreased general expense as we run-off the business. This decrease was partially offset by $14,561 of severance costs as well as indirect expenses not included in the previously established premium deficiency reserves. The premium deficiency reserves increased $13,537 due to reserve margin released with the associated reserve runoff and higher than expected policy lapse rates.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Net earned premiums	$177,971	$266,897
Fees and other income	4,244	6,274
Net investment income	17,340	27,821
Total revenues	199,555	300,992
Benefits, losses and expenses:
Policyholder benefits	118,481	185,813
Selling, underwriting and general expenses	64,327	98,968
Total benefits, losses and expenses	182,808	284,781
Segment income before provision for income taxes	16,747	16,211
Provision for income taxes	6,277	6,063
Segment net income	$10,470	$10,148

As previously announced, the Company concluded a comprehensive review of its portfolio and decided to sharpen its focus on specialty housing and lifestyle protection products and services. As a result, on March 1, 2016, the Company sold its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, the wholly-owned subsidiary of Sun Life Financial Inc., for net cash considerations of $926,174 and contingent consideration of $16,000 related to specified account renewals. For more information on the sale see Note 5 to the consolidated financial statements, included elsewhere in this Report.
The amounts included in First Quarter 2016 represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations a discussion of results for the periods presented has been excluded.

Assurant Corporate & Other
The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Fees and other income	$2,457	$8
Net investment income	7,162	4,739
Net realized gains on investments	161,718	3,955
Amortization of deferred gain on disposal of businesses	47,596	3,258
Gain on pension plan curtailment	29,578	—
Total revenues	248,511	11,960
Benefits, losses and expenses:
Selling, underwriting and general expenses	63,291	18,496
Interest expense	14,503	13,778
Total benefits, losses and expenses	77,794	32,274
Segment income (loss) before provision (benefit) for income taxes	170,717	(20,314)
Provision (benefit) for income taxes	57,181	(14,733)
Segment net income (loss)	$113,536	$(5,581)
For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Income (Loss)
Segment results improved $119,117, or 2,134%, to $113,536 for First Quarter 2016 compared with $(5,581) for First Quarter 2015. The improvement was primarily due to an additional $102,546 (after-tax) in net realized gains on investments and a $28,820 (after-tax) increase in amortization of deferred gain on disposal of businesses, both related to the sale, mainly through a series of reinsurance transactions, of our Assurant Employee Benefits segment. For more information on the sale see Note 5 to the consolidated financial statements, included elsewhere in this Report. In addition, First Quarter 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. Partially offsetting these items is a $17,323 (after-tax) loss on the sale of our Assurant Employee Benefits segment, increased tax expense and employee-related benefit costs. First Quarter 2015 included a tax consolidating benefit that reversed over the course of 2015.
Total Revenues
Total revenues increased $236,551, or 1,978%, to $248,511 for First Quarter 2016 compared with $11,960 for First Quarter 2015. The increase is primarily related to an additional $157,763 in net realized gains on investments and a $44,338 increase in amortization of deferred gain on disposal of businesses, both related to the sale of our Assurant Employee Benefits segment. In addition, First Quarter 2016 includes a $29,578 one-time curtailment gain associated with our pension plan freeze.
Total Benefits, Losses and Expenses
Total expenses increased $45,520, or 141%, to $77,794 for First Quarter 2016 compared with $32,274 for First Quarter 2015. The increase is primarily due to a $26,650 loss on the sale of Assurant Employee Benefits segment, mainly representing transaction fees incurred. In addition, employee-related benefit costs increased in First Quarter 2016 compared with First Quarter 2015.

Investments
The Company had total investments of $11,425,111 and $12,994,772 as of March 31, 2016 and December 31, 2015, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $64,343 during First Quarter 2016, from $744,533 at December 31, 2015 to $808,876 at March 31, 2016. This increase was mainly due to a decrease in treasury yields and a decrease in credit spreads. For more information on the Company's investments see Note 7 to the consolidated financial statements included elsewhere in this Report.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2016		December 31, 2015
Aaa / Aa / A	$5,704,000	63.1%	$6,326,800	61.9%
Baa	2,773,611	30.7%	3,309,719	32.4%
Ba	387,203	4.3%	389,349	3.8%
B and lower	174,933	1.9%	189,460	1.9%
Total	$9,039,747	100.0%	$10,215,328	100.0%
Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2016	2015
Fixed maturity securities	$111,824	$123,491
Equity securities	6,742	7,211
Commercial mortgage loans on real estate	13,723	18,104
Policy loans	606	543
Short-term investments	631	419
Other investments	1,754	4,233
Cash and cash equivalents	5,022	4,081
Total investment income	140,302	158,082
Investment expenses	(4,595)	(5,809)
Net investment income	$135,707	$152,273
Net investment income decreased $16,566, or 11%, to $135,707 for First Quarter 2016 from $152,273 for First Quarter 2015. The decrease was mainly attributable to lower investment yields and lower invested assets.
As of March 31, 2016, the Company owned $144,992 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $132,859 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
The Company has exposure to sub-prime and related mortgages within the Company's fixed maturity security portfolio. As of March 31, 2016, approximately 2% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed maturity portfolio and approximately 2% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 6% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in this Report. Along with solvency regulations, the primary driver in determining the capital used for subsidiary dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. This in turn, could negatively affect our capital resources. As previously announced, the Company will exit the health insurance market and has sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions with Sun Life. Following the sale of Assurant Employee Benefits, the following actions were taken by the rating agencies:
A.M. Best

•	Removed ratings of Union Security Insurance Company and Union Security Life Insurance Company of New York from under review with negative implications and affirmed with a stable outlook.

•	Ratings of Assurant's senior debt were upgraded from bbb to bbb+.

•	Ratings of Assurant's commercial paper were upgraded from AMB-2 to AMB-1.

•	Ratings of all other rated entities were affirmed with a stable outlook.
Moody's Investor Services ("Moody's")

•	Rating of Union Security Insurance Company was affirmed and the outlook revised from developing to stable.

•	All other ratings remain unchanged.
Standard and Poor’s (“S&P”)

•	Rating of Union Security Insurance Company was upgraded from A- to A.

•	All other ratings remain unchanged.

No actions were taken on Assurant’s debt rating and other financial strength ratings by any of the agencies and these ratings remain unchanged. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2015 Annual Report on Form 10-K and "Item 1A- Risk Factors" in this Report.
For 2016, the maximum dividends our U.S. domiciled insurance subsidiaries could pay without prior regulatory approval is approximately $564,000.

Liquidity
As of March 31, 2016, we had $451,214 in holding company capital, including a $250,000 promissory note used to fund quarterly share repurchase activity in advance of receiving dividends from the Assurant Employee Benefits segment sale. For more information on the promissory note see Note 9 to the consolidated financial statements, included elsewhere in this Report. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $592,855, that we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $451,214 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company by its operating companies were $121,295 for First Quarter 2016. The $121,295 does not include any dividends from statutory insurance subsidiaries that received the cash proceeds related to the sale of the Assurant Employee Benefits segment. Dividends to Assurant, Inc. from statutory insurance subsidiaries that received proceeds from the sale are expected to begin in Second Quarter of 2016. The sale of Assurant Employee Benefits is expected to ultimately provide approximately $1,000,000 to the holding company including net proceeds and capital releases. In 2015, dividends, net of infusions, made to the holding company from its operating companies were $174,579, and used primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. We made share repurchases and paid dividends to our stockholders of $290,902 and $378,819 during First Quarter 2016 and the year ended December 31, 2015, respectively. We expect operating segment dividends, from Assurant Solutions and Assurant Specialty Property, to approximate segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. We also expect approximately $475,000 in dividends from Assurant Health insurance subsidiaries for full year 2016, of which $65,000 was received in First Quarter 2016, subject to ultimate development of claims, actual expenses needed to wind down operations, recoveries from Affordable Care Act risk mitigation payments and regulatory approval.
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
We paid dividends of $0.50 per common share on March 14, 2016 to stockholders of record as of February 29, 2016. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
On September 9, 2015, our Board of Directors authorized the Company to repurchase up to an additional $750,000 of its outstanding common stock. During the three months ended March 31, 2016, we repurchased 3,422,260 shares of our outstanding common stock at a cost of $258,385, exclusive of commissions. As of March 31, 2016, $693,717 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next 12 months, including the ability to pay interest on our debt and dividends on our common shares.

Retirement and Other Employee Benefits
For information on our retirement and other employee benefits see Note 14 to the consolidated financial statements, included elsewhere in this Report.
Commercial Paper Program and Revolving Credit Facility
For information on our Commercial Paper Program and Revolving Credit Facility see Note 9 to the consolidated financial statements, included elsewhere in this Report.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2016	2015
Operating activities (1)	$(333,686)	$(203,156)
Investing activities	1,132,988	54,015
Financing activities	(26,792)	(104,350)
Net change in cash	$772,510	$(253,491)

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
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
Net cash used in operating activities was $333,686 and $203,156 for First Quarter 2016 and First Quarter 2015, respectively. The increase in cash used by operating activities was primarily due to Assurant Health paying claims without any corresponding collection of premiums since this business in now in runoff and timing of other payments in the normal course of business.
Net cash provided by investing activities was $1,132,988 and $54,015 for First Quarter 2016 and First Quarter 2015, respectively. The increase in cash provided by investing activities was primarily due to the sale of the Assurant Employee Benefits segment, mainly through reinsurance transactions, to Sun Life and an increase in sales of fixed maturity securities.
Net cash used in financing activities was $26,792 and $104,350 for First Quarter 2016 and First Quarter 2015, respectively. The change in cash used in financing activities was primarily due to a loan in the form of a Promissory Note with JP Morgan Chase Bank, N.A. The Company received proceeds of $249,625 from this transaction, which represents the principal amount less fees. This is partially offset by an increased amount related to our outstanding common stock repurchased during First Quarter 2016.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Interest paid on debt	$27,406	$27,406
Common stock dividends	32,448	18,834
Total	$59,854	$46,240
Letters of Credit
In the normal course of business, we issue letters of credit primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $19,503 and $19,809 of letters of credit outstanding as of March 31, 2016 and December 31, 2015.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2015 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended March 31, 2016, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. See Note 16 to the Notes to Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2015 Annual Report on Form 10-K. Except as set forth in the following risk factors, which have been updated primarily for the sale of our Assurant Employee Benefits segment, there have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.
Significant competitive pressures could affect our results of operations.
We compete for customers and distributors with many insurance companies and other financial services companies for business and individual customers, group customers, agents, brokers and other distribution relationships, and with logistics and mobile device repair companies for the business of cell phone carriers and original equipment manufacturers. Some of our competitors may offer a broader array of products than our subsidiaries or have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources, or higher ratings.
There is a risk that purchasers may be able to obtain more favorable terms from competitors, rather than renewing coverage with us. As a result, competition may adversely affect the persistency of our policies, as well as our ability to sell products. In addition, some of our competitors may price their products below ours, putting us at a competitive disadvantage and potentially adversely affecting our revenues and results of operations.
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
We distribute many of our insurance products and services through a variety of distribution channels, including brokers, managing general agents, captive and independent agents, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups and other third-party marketing organizations.

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

•	claims on certain specialized insurance products tend to rise;

•	there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment and disability levels;

•	there is an increased risk of fraudulent insurance claims;

•	insureds tend to increase their utilization of health and dental benefits if they anticipate becoming unemployed or losing benefits; and

•
substantial decreases in loan availability and origination could reduce the demand for credit insurance that we write or debt cancellation or debt deferment products that we administer, and on the placement of hazard insurance under our lender-placed insurance programs.

General inflationary pressures may affect the costs of medical care, as well as repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our preneed insurance policies, particularly those that are guaranteed to grow with the Consumer Price Index (or “CPI”). Conversely, deflationary pressures may affect the pricing of our products.
Additionally, continued uncertainty surrounding the U.S. Federal Reserve’s monetary policy could adversely affect the U.S. and global economy.
We may be unable to accurately predict and price for benefits, claims and other costs, which could reduce our profitability.
Our profitability could vary depending on our ability to predict and price for benefits, claims and other costs including, but not limited to, medical costs and the frequency and severity of property claims. This ability could be affected by factors such as inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, new treatments or technologies. Political or economic conditions can also affect the availability of programs on which our business may rely to accurately predict benefits and claims. The inability to accurately predict and price for benefits, claims and other costs could materially adversely affect our results of operations and financial condition.

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
As of March 31, 2016, contracts representing approximately 38% of Assurant Solutions’ and 31% of Assurant Specialty Property’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum A.M. Best financial strength ratings ranging from “A” or better to “B” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
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
Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 83% of the fair value of our total investments as of March 31, 2016.
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
Our preneed insurance policies are generally whole life insurance policies with increasing death benefits. In extended periods of declining interest rates or rising inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment income that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Inflation Risk” in our 2015 Annual Report on Form 10-K for additional information.

Through reinsurance, we have sold businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our Fortis Financial Group (“FFG”) division to The Hartford Financial Services Group, Inc. (“The Hartford”) and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. In 2016, we sold our Assurant Employee Benefits segment to Sun Life Assurance Company of Canada (“Sun Life”). Most of the assets backing reserves coinsured under these sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert to us.
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
The A.M. Best ratings of The Hartford, John Hancock and Sun Life are currently A-, A+ and A+, respectively. A.M. Best currently maintains a stable outlook on each of their financial strength ratings.
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
For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, please see “Item 7A - Quantitative and Qualitative Disclosures About Market Risks - Credit Risk” in our 2015 Annual Report on Form 10-K.
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
Several proposals have been adopted or are currently pending to amend state insurance holding company laws to increase the scope of insurance holding company regulation. The timing of their adoption and content will vary by state. These proposals include the NAIC “Solvency Modernization Initiative,” which focuses on capital requirements, as well as the Own Risk Solvency Assessment (“ORSA”), which requires large- and medium-size U.S. insurers and insurance groups to regularly perform an ORSA and file a confidential ORSA Summary Report of the assessment with the regulator of each insurance company upon request. Additionally, the European Union Solvency II Directive became effective in January 2016. The Solvency II Directive reforms the insurance industry’s solvency framework, including, among other items, minimum capital and solvency requirements.
Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. On January 16, 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the “NAIC”) authorized an industry-wide multistate targeted market conduct examination focusing on lender placed insurance. Several insurance companies, including American Security Insurance Company, are subject to the examination. At present, 44 jurisdictions are participating. During the course of the examination, which began in 2015, the Company has cooperated in responding to requests for information and documents and has engaged in various communications with the examiners. The examination continues and no final report has been issued.
We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.
Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable.
Although the Assurant Health business is in run-off, some provisions of the Affordable Care Act continue to apply to us. As a result, although Assurant Health has made, and continues to make, significant changes to its operations and products to adapt to the new environment consistent with the wind-down, this business continues to experience losses, which we have been and may continue to be unable to limit to the extent we would like through the completion of the wind-down.  In addition, the results of our health insurance operations are heavily dependent on the ongoing implementation of the reinsurance, risk adjustment and risk corridors programs under the Affordable Care Act. These programs may not be effective in appropriately mitigating any adverse effects of the Affordable Care Act on the Company. Furthermore, from time to time, the reinsurance and risk corridor programs may not be adequately funded by the industry as required by the Affordable Care Act. Consequently, it may be difficult, in some circumstances, to capture, determine and deliver amounts payable to or receivable by us under these programs, which could have a material adverse effect on our results of operations.
The Affordable Care Act and related reforms have made and will continue to make sweeping and fundamental changes to the U.S. health care system. For more information on the Affordable Care Act and its impact on our Assurant Health segment, please see Item 1, “Business - Regulation - Federal Regulation - Patient Protection and Affordable Care Act” in the Annual Report on Form 10-K.
Among other requirements, the Affordable Care Act requires that Assurant Health rebate to consumers the difference between its actual loss ratios and required minimum medical loss ratios (by state and legal entity) for certain products. Please see “Item 7 - Management’s Discussion & Analysis - Critical Accounting Estimates - Health Insurance Premium Rebate Liability” in our 2015 Annual Report on Form 10-K for more information about the minimum medical loss ratio and the Company’s rebate estimate calculations. In addition, the Affordable Care Act imposes limitations on the deductibility of compensation and certain other payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in thousands, expect number of shares and per share amounts)
Period in 2016	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	1,147,337	$78.44	1,147,337	$862,125
February 1-29	869,898	70.69	869,898	800,645
March 1-31	1,405,025	76.12	1,405,025	693,717
Total	3,422,260	$75.52	3,422,260	$693,717

(1)
Shares purchased pursuant to the November 15, 2013 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock, which was increased by an authorization announced on September 9, 2015 for the repurchase of up to an additional $750,000 of outstanding common stock. See Note 12 of the Notes to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference.

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

10.1	Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016. *

10.2	Amendment No. 3 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of February 29, 2016. *

10.3	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. *

10.4	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. *

10.5
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan for the Management Committee, effective March 10, 2016. *

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 03, 2016	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: May 03, 2016	By:	/s/ CHRISTOPHER J. PAGANO
	Name:	Christopher J. Pagano
	Title:	Executive Vice President, Chief Financial Officer and Treasurer