Form 10-Q
period 2016-06-30
ASSURANT INC
filed 2016-08-02
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at July 29, 2016 was 60,204,445.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,709,444 in 2016 and $9,470,795 in 2015)	$9,744,199	$10,215,328
Equity securities available for sale, at fair value (cost - $382,168 in 2016 and $450,563 in 2015)	434,506	500,057
Commercial mortgage loans on real estate, at amortized cost	620,185	1,151,256
Policy loans	40,349	43,858
Short-term investments	498,281	508,950
Other investments	623,977	575,323
Total investments	11,961,497	12,994,772
Cash and cash equivalents	1,232,674	1,288,305
Premiums and accounts receivable, net	1,218,299	1,260,717
Reinsurance recoverables	8,727,343	7,470,403
Accrued investment income	111,985	129,743
Deferred acquisition costs	3,001,603	3,150,934
Property and equipment, at cost less accumulated depreciation	327,861	298,414
Tax receivable	—	24,176
Goodwill	834,173	833,512
Value of business acquired	36,628	41,154
Other intangible assets, net	250,419	277,163
Other assets	387,288	469,005
Assets held in separate accounts	1,714,443	1,798,104
Total assets	$29,804,213	$30,036,402
Liabilities
Future policy benefits and expenses	$9,748,406	$9,466,694
Unearned premiums	6,298,466	6,423,720
Claims and benefits payable	3,276,722	3,896,719
Commissions payable	357,912	393,260
Reinsurance balances payable	132,878	132,728
Funds held under reinsurance	105,475	94,417
Deferred gain on disposal of businesses	439,268	92,327
Accounts payable and other liabilities	1,876,015	2,049,810
Tax payable	81,302	—
Debt	1,165,255	1,164,656
Liabilities related to separate accounts	1,714,443	1,798,104
Total liabilities	25,196,142	25,512,435
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 60,612,310 and 65,850,386 shares outstanding at June 30, 2016 and December 31, 2015, respectively	1,502	1,497
Additional paid-in capital	3,150,911	3,148,409
Retained earnings	5,181,375	4,856,674
Accumulated other comprehensive income	327,254	118,549
Treasury stock, at cost; 89,263,289 and 83,523,031 shares at June 30, 2016 and December 31, 2015, respectively	(4,052,971)	(3,601,162)
Total stockholders’ equity	4,608,071	4,523,967
Total liabilities and stockholders’ equity	$29,804,213	$30,036,402

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$1,202,224	$2,138,258	$2,617,462	$4,297,820
Fees and other income	328,305	323,609	685,995	603,171
Net investment income	119,820	167,786	255,527	320,059
Net realized gains on investments, excluding other-than-temporary impairment losses	21,679	11,999	184,045	18,524
Total other-than-temporary impairment losses	(53)	—	(364)	(3,208)
Portion of net (gain) loss recognized in other comprehensive income, before taxes	—	—	(337)	638
Net other-than-temporary impairment losses recognized in earnings	(53)	—	(701)	(2,570)
Amortization of deferred gain on disposal of businesses	125,818	3,242	173,414	6,500
Gain on pension plan curtailment	—	—	29,578	—
Total revenues	1,797,793	2,644,894	3,945,320	5,243,504
Benefits, losses and expenses
Policyholder benefits	400,814	1,267,714	944,630	2,478,441
Amortization of deferred acquisition costs and value of business acquired	342,640	353,883	676,982	722,886
Underwriting, general and administrative expenses	803,595	969,494	1,720,954	1,891,403
Interest expense	15,232	13,778	29,735	27,556
Total benefits, losses and expenses	1,562,281	2,604,869	3,372,301	5,120,286
Income before provision for income taxes	235,512	40,025	573,019	123,218
Provision for income taxes	66,163	7,236	183,352	40,385
Net income	$169,349	$32,789	$389,667	$82,833
Earnings Per Share
Basic	$2.72	$0.48	$6.12	$1.20
Diluted	$2.70	$0.47	$6.06	$1.18
Dividends per share	$0.50	$0.30	$1.00	$0.57
Share Data
Weighted average shares outstanding used in basic per share calculations	62,244,778	68,558,472	63,665,856	69,161,001
Plus: Dilutive securities	478,514	685,927	608,153	785,363
Weighted average shares used in diluted per share calculations	62,723,292	69,244,399	64,274,009	69,946,364
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$169,349	$32,789	$389,667	$82,833
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(62,503), $116,577, $(77,339) and $88,228, respectively	115,940	(223,064)	145,812	(165,605)
Change in other-than-temporary impairment gains, net of taxes of $(104), $152, $571 and $632, respectively	192	(281)	(1,059)	(1,175)
Change in foreign currency translation, net of taxes of $(46), $(712), $(1,655) and $1,943, respectively	(14,524)	20,151	(2,664)	(45,800)
Pension plan curtailment and amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(219), $(1,409), $(35,870) and $(2,818), respectively	406	2,616	66,616	5,232
Total other comprehensive income (loss)	102,014	(200,578)	208,705	(207,348)
Total comprehensive income (loss)	$271,363	$(167,789)	$598,372	$(124,515)
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2015 through June 30, 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2015	$1,497	$3,148,409	$4,856,674	$118,549	$(3,601,162)	$4,523,967
Stock plan exercises	5	(19,067)	—	—	—	(19,062)
Stock plan compensation	—	13,650	—	—	—	13,650
Change in tax benefit from share-based payment arrangements	—	7,919	—	—	—	7,919
Dividends	—		(64,966)	—	—	(64,966)
Acquisition of common stock	—	—	—	—	(451,809)	(451,809)
Net income	—	—	389,667	—	—	389,667
Other comprehensive income	—	—	—	208,705	—	208,705
Balance, June 30, 2016	$1,502	$3,150,911	$5,181,375	$327,254	$(4,052,971)	$4,608,071

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(301,705)	$168,896
Investing activities
Sales of:
Fixed maturity securities available for sale	1,270,337	1,219,007
Equity securities available for sale	152,472	96,541
Other invested assets	15,798	40,831
Property and equipment and other	223	3,407
Subsidiary, net of cash transferred (2)	857,799	65,002
Commercial mortgage loans on real estate (4)	268,833	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	420,050	394,341
Commercial mortgage loans on real estate	44,716	123,739
Purchases of:
Fixed maturity securities available for sale	(2,018,397)	(1,459,405)
Equity securities available for sale	(134,493)	(122,710)
Commercial mortgage loans on real estate	(33,900)	(123,624)
Other invested assets	(38,818)	(9,344)
Property and equipment and other	(47,721)	(62,251)
Subsidiary, net of cash transferred (3)	(19,735)	(11,571)
Equity interest (1)	—	(457)
Change in short-term investments	6,536	(101,146)
Change in policy loans	1,935	2,693
Change in collateral held/pledged under securities agreements	—	697
Net cash provided by investing activities	745,635	55,750
Financing activities
Issuance of debt	249,625	—
Repayment of debt	(250,000)	—
Change in tax benefit from share-based payment arrangements	7,919	(1,488)
Acquisition of common stock	(445,601)	(187,752)
Dividends paid	(64,966)	(40,450)
Change in obligation under securities agreements	—	(697)
Net cash used in financing activities	(503,023)	(230,387)
Effect of exchange rate changes on cash and cash equivalents	(2,396)	(15,479)
Reversal of Cash included in business classified as held for sale	5,858	—
Change in cash and cash equivalents	(55,631)	(21,220)
Cash and cash equivalents at beginning of period	1,288,305	1,318,656
Cash and cash equivalents at end of period	$1,232,674	$1,297,436

(1)	Relates to the purchase of equity interest in Iké Asistencia.

(2)	Relates to the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions and supplemental and small group self-funded business.

(3)
Relates primarily to the acquisition of Shipsurance, Mobile Defense and an immaterial acquisition and the purchase of renewal rights to the National Flood Insurance block of business of Nationwide Mutual Insurance Company.

(4)	For further information see the Investment footnote (Note 7).
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries globally provide risk management solutions, protecting where consumers live and the goods they buy.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection and related services; vehicle protection; pre-funded funeral insurance; credit insurance; renters insurance; lender-placed homeowners insurance; mortgage valuation and field services and manufactured housing insurance.
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016 mainly through a series of reinsurance transactions with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. (“Sun Life”). See Notes 4 and 5, respectively, for more information.
2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.
The interim financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2016 presentation.
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
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
3. Recent Accounting Pronouncements
Adopted
On January 1, 2016 the Company adopted the amended guidance on presentation of debt issuance costs. This amended guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liabilities, consistent with debt discounts or premiums, as compared to previous guidance that required capitalization as a deferred asset. The recognition and measurement guidance for debt issuance costs is not affected by the amendments. The adoption of this new presentation guidance did not impact the Company’s financial position or results of operations.
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the amended guidance eliminates the probable initial recognition threshold, and, instead requires an entity to reflect the current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses are measured in a manner similar to current GAAP, however the amended guidance requires that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2020. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the requirements of this amended credit losses guidance and the potential impact on the Company’s financial position and results of operations.
In March 2016, the FASB issued amended guidance on employee share-based stock compensation. This amended guidance provides areas of simplification in several aspects of accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company is evaluating the requirements of this amended share-based stock compensation guidance and the potential impact on the Company’s financial position and results of operations.
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
In May 2014, the FASB issued amended guidance on revenue recognition. In March, April and May 2016, the FASB issued implementation amendments to the May 2014 amended revenue recognition guidance. The amended guidance, including the implementation amendments (together, the “amended guidance”), affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

disclosure requirements. In August 2015, the FASB issued guidance to defer the effective date of the revenue recognition guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Therefore, the Company is required to adopt the guidance on January 1, 2018. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the revenue recognition guidance as it relates to its non-insurance contract revenue and the potential impact on the Company’s financial position and results of operations.
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
The following table presents information regarding exit-related charges, commencing with those taken in the second quarter of 2015:

	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	—	—	—	—
Cash payments	—	—	—	—
Balance at March 31, 2015	$—	$—	$—	$—
Charges	14,435	22,307	4,996	41,738
Non-cash adjustment	—	(21,247)	(2,947)	(24,194)
Cash payments	—	—	—	—
Balance at June 30, 2015	$14,435	$1,060	$2,049	$17,544
Charges	20,927	13	5,795	26,735
Cash payments	(10,728)	(168)	(4,338)	(15,234)
Balance at September 30, 2015	$24,634	$905	$3,506	$29,045
Charges	16,344	17	795	17,156
Cash payments	(4,413)	(152)	(3,808)	(8,373)
Balance at December 31, 2015	$36,565	$770	$493	$37,828
Charges	14,561	4,903	(47)	19,417
Cash payments	(16,181)	(136)	(436)	(16,753)
Balance at March 31, 2016	$34,945	$5,537	$10	$40,492
Charges	6,383	(32)	7	6,358
Cash payments	(15,489)	(214)	(17)	(15,720)
Balance at June 30, 2016	$25,839	$5,291	$—	$31,130

Amount expected to be incurred, including charges to date	$82,752	$27,208	$11,546	$121,506

Premium deficiency charges				$182,627
Total amount expected to be incurred, including charges to date				$304,133

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
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
The premium deficiency reserve liability decreased from $91,574 at March 31, 2016 to $79,422 at June 30, 2016. The decrease is consistent with the estimate of second quarter utilization expected at March 31, 2016.
Future cash payments, for these exit-related charges, are expected to be substantially complete by December 31, 2016.
5. Dispositions
On March 1, 2016, the Company completed the sale of its Assurant Employee Benefits segment through a series of transactions with Sun Life, for net cash consideration of $926,174 and contingent consideration of $16,000 related to specified account renewals. The transaction was primarily structured as a reinsurance arrangement, as well as the sale of certain legal entities that included ceding commission and other consideration. The reinsurance transaction does not extinguish the Company's primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also has an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components, including the sale of certain legal entities, the reinsurance for existing claims (accounted for as retroactive reinsurance) and reinsurance for inforce policies with remaining terms and future business (primarily accounted for as prospective reinsurance). As of the close date, the Company originally estimated a gain of $638,517 (which was subsequently increased to $640,497 in the second quarter 2016 based on closing adjustments) based on proceeds compared to the relative net assets transferred and other expenses incurred along with realized gains on invested assets transferred. Of this amount, $120,077 was recognized at the close of the transaction and $518,440 was required to be deferred. The total deferred gain amount will primarily be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. The Company recognized $122,835 and $167,428 of amortization of the deferred gain for the three and six months ended June 30, 2016, respectively. The total pre-tax gain recognized during the six months ended June 30, 2016 was $287,505.
Over half of the remaining $352,992 deferred gain related to this transaction as of June 30, 2016 is expected to be earned over the remainder of 2016 and over 90% is expected to be earned by the end of 2018. The ultimate amortization pattern will be dependent on a number of factors including the exact timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following represents a summary of the pre-tax gain recognized in 2016 by transaction component, as well as the related classification within the financial statements:

Total expected gain, after adjustment	$640,497

Transaction closing gains on March 1, 2016:
Gain on sale of entities, net of transaction costs	$41,098
Novations, resulting in recognized gains	60,913	(b)
Loss on retroactive reinsurance component, before realized gains	(128,661)	(c)
Net loss prior to realized gains on transferred securities supporting retroactive component	(26,650)	(a)
Realized gains on transferred securities supporting retroactive component	146,727	(c)
Net gain realized as of March 1, 2016	$120,077

Deferred gain as of March 1, 2016, after adjustment	$520,420
Amortization of deferred gain for the three months ended March 31, 2016	44,593	(d)
Amortization of deferred gain for the three months ended June 30, 2016	122,835	(d)
Deferred gain as of June 30, 2016	$352,992	(e)
Total net gains realized for 2016	$287,505

(a)	Amount classified within underwriting, general and administrative expenses within the Consolidated Statements of Operations.

(b)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

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
The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known to the Company, and will adjust the prospective revenue to be recognized accordingly.
The Assurant Employee Benefits segment pretax income was $16,747 and $32,920 for the periods ending June 30, 2016 and 2015, respectively (excluding the aforementioned gains realized in 2016 which are included in the Corporate & Other segment).
6. Acquisitions
On July 1, 2016, the Company acquired 100% of American Title, Inc., a leader in title and valuation services for home equity lenders, for approximately $45,000 in cash, with a possible earn out payment based on future performance. The initial accounting for this acquisition is incomplete due to the timing of the acquisition date, thus the estimated range of outcomes for the contingent consideration and the total amount of other intangible assets and goodwill for Assurant Specialty Property is not yet available.

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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) of the Company's fixed maturity and equity securities as of the dates indicated:

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$165,841	$7,158	$(1)	$172,998	$—
States, municipalities and political subdivisions	526,189	48,884	—	575,073	—
Foreign governments	504,131	92,848	(297)	596,682	—
Asset-backed	2,877	1,245	(221)	3,901	1,197
Commercial mortgage-backed	43,858	780	—	44,638	—
Residential mortgage-backed	878,548	69,198	(67)	947,679	14,585
U.S. corporate	4,982,779	630,941	(13,220)	5,600,500	15,060
Foreign corporate	1,605,221	202,343	(4,836)	1,802,728	2,041
Total fixed maturity securities	$8,709,444	$1,053,397	$(18,642)	$9,744,199	$32,883
Equity securities:
Common stocks	$12,329	$7,794	$(1)	$20,122	$—
Non-redeemable preferred stocks	369,839	45,611	(1,066)	414,384	—
Total equity securities	$382,168	$53,405	$(1,067)	$434,506	$—

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$150,681	$3,891	$(537)	$154,035	$—
States, municipalities and political subdivisions	647,335	48,389	(94)	695,630	—
Foreign governments	497,785	65,188	(723)	562,250	—
Asset-backed	3,499	1,367	(204)	4,662	1,285
Commercial mortgage-backed	22,169	352	—	22,521	—
Residential mortgage-backed	953,247	48,676	(3,409)	998,514	15,343
U.S. corporate	5,429,783	513,254	(73,344)	5,869,693	15,705
Foreign corporate	1,766,296	164,295	(22,568)	1,908,023	2,180
Total fixed maturity securities	$9,470,795	$845,412	$(100,879)	$10,215,328	$34,513
Equity securities:
Common stocks	$13,048	$6,623	$(7)	$19,664	$—
Non-redeemable preferred stocks	437,515	45,495	(2,617)	480,393	—
Total equity securities	$450,563	$52,118	$(2,624)	$500,057	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $265,348 and $319,654, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2016 and December 31, 2015, revenue bonds account for 51% and 50% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At June 30, 2016, approximately 82%, 7% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2015, approximately 79%, 8% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of June 30, 2016 and December 31, 2015.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $732,886 with a net unrealized gain of $75,160 at June 30, 2016 and $888,923 with a net unrealized gain of $67,957 at December 31, 2015. Approximately 23% and 25% of the corporate European exposure is held in the financial industry at June 30, 2016 and December 31, 2015, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company's corporate securities as of June 30, 2016 and December 31, 2015, respectively. Approximately 7% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $638,143 with a net unrealized gain of $47,797 at June 30, 2016 and $779,720 with a net unrealized loss of $6,985 at December 31, 2015. Approximately 85% and 89% of the energy exposure is rated as investment grade as of June 30, 2016 and December 31, 2015, respectively.
The cost or amortized cost and fair value of fixed maturity securities at June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$424,041	$429,125
Due after one year through five years	1,671,193	1,757,547
Due after five years through ten years	2,118,236	2,241,236
Due after ten years	3,570,691	4,320,073
Total	7,784,161	8,747,981
Asset-backed	2,877	3,901
Commercial mortgage-backed	43,858	44,638
Residential mortgage-backed	878,548	947,679
Total	$8,709,444	$9,744,199

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$606,531	$804,476	$2,874,248	$1,356,989
Gross realized gains (a)	14,667	13,912	190,984	26,255
Gross realized losses (b)	5,110	5,844	31,571	11,443

(a)	Six months ended June 30, 2016 gross realized gains includes $150,701 related to the sale of Assurant Employee Benefits as described in Note 5.

(b)	Six months ended June 30, 2016 gross realized losses includes $16,427 related to the sale of Assurant Employee Benefits as described in Note 5.
The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net realized gains related to sales and other:
Fixed maturity securities	$6,625	$6,746	$145,774	$12,259
Equity securities	3,337	1,080	13,143	1,954
Commercial mortgage loans on real estate	9,092	—	21,545	—
Other investments	2,625	4,173	3,583	4,311
Total net realized gains related to sales and other (a)	21,679	11,999	184,045	18,524
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(53)	—	(701)	(2,570)
Total net realized losses related to other-than-temporary impairments	(53)	—	(701)	(2,570)
Total net realized gains	$21,626	$11,999	$183,344	$15,954

(a)	Six months ended June 30, 2016 net gains includes $146,727 related to the sale of Assurant Employee Benefits as described in Note 5.
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

For the three and six months ended June 30, 2016, the Company recorded $53 and $364, respectively, of OTTI, of which $53 and $701, respectively, was related to both credit losses and securities the Company intends to sell and recorded as net OTTI losses recognized in earnings, with the remaining $337 related to all other factors and was recorded as an unrealized gain component of AOCI. There was no OTTI recorded for the three months ended June 30, 2015. For the six months ended June 30, 2015, the Company recorded $3,208 of OTTI, of which $2,570 was related to credit losses and recorded as net OTTI losses recognized in earnings, with the remaining $638 related to all other factors and recorded as an unrealized loss component of AOCI.
The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended June 30,
	2016	2015
Balance, March 31,	$30,981	$36,057
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(709)	(603)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,168)	(1,146)
Balance, June 30,	$29,104	$34,308

	Six Months Ended June 30,
	2016	2015
Balance, January 1,	$32,377	$35,424
Additions for credit loss impairments recognized in the current period on securities previously impaired	554	—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	2,570
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1,318)	(1,075)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,509)	(2,611)
Balance, June 30,	$29,104	$34,308
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
Three and Six Months Ended June 30, 2016 and 2015
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$2,176	$(1)	$—	$—	$2,176	$(1)
Foreign governments	—	—	27,644	(297)	27,644	(297)
Asset-backed	—	—	991	(221)	991	(221)
Residential mortgage-backed	19,861	(58)	812	(9)	20,673	(67)
U.S. corporate	235,238	(3,543)	139,876	(9,677)	375,114	(13,220)
Foreign corporate	55,075	(1,479)	39,037	(3,357)	94,112	(4,836)
Total fixed maturity securities	$312,350	$(5,081)	$208,360	$(13,561)	$520,710	$(18,642)
Equity securities:
Common stock	$339	$(1)	$—	$—	$339	$(1)
Non-redeemable preferred stocks	13,531	(337)	13,139	(729)	26,670	(1,066)
Total equity securities	$13,870	$(338)	$13,139	$(729)	$27,009	$(1,067)

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$90,008	$(465)	$5,564	$(72)	$95,572	$(537)
States, municipalities and political subdivisions	6,881	(94)	—	—	6,881	(94)
Foreign governments	24,071	(347)	22,239	(376)	46,310	(723)
Asset-backed	—	—	1,136	(204)	1,136	(204)
Residential mortgage-backed	260,620	(3,179)	11,147	(230)	271,767	(3,409)
U.S. corporate	1,287,545	(65,631)	38,224	(7,713)	1,325,769	(73,344)
Foreign corporate	348,912	(19,616)	15,805	(2,952)	364,717	(22,568)
Total fixed maturity securities	$2,018,037	$(89,332)	$94,115	$(11,547)	$2,112,152	$(100,879)
Equity securities:
Common stock	$623	$(7)	$—	$—	$623	$(7)
Non-redeemable preferred stocks	63,665	(1,632)	13,806	(985)	77,471	(2,617)
Total equity securities	$64,288	$(1,639)	$13,806	$(985)	$78,094	$(2,624)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent approximately 4% and 5% of the aggregate fair value of the related securities at June 30, 2016 and December 31, 2015, respectively. Approximately 27% and 88% of these gross unrealized losses have been in a continuous loss position for less than twelve months at June 30, 2016 and December 31, 2015, respectively. The total gross unrealized losses are comprised of 232 and 884 individual securities at June 30, 2016 and December 31, 2015, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at June 30, 2016 and December 31, 2015. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of June 30, 2016, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s corporate fixed maturity securities and in non-redeemable preferred stocks. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, the Company applies an impairment model similar to that used for the Company's fixed maturity securities. As of June 30, 2016, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of June 30, 2016, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At June 30, 2016, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, and Texas. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $18 to $14,404 at June 30, 2016 and from $17 to $14,625 at December 31, 2015.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following summarizes the Company's loan-to-value and average debt-service coverage ratios as of the dates indicated:

	June 30, 2016
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$592,516	95.1%	1.88
71 – 80%	16,585	2.7%	1.13
81 – 95%	8,850	1.4%	1.26
Greater than 95%	4,816	0.8%	3.52
Gross commercial mortgage loans	622,767	100%	1.87
Less valuation allowance	(2,582)
Net commercial mortgage loans	$620,185

	December 31, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,101,572	95.5%	2.01
71 – 80%	39,080	3.4%	1.19
81 – 95%	8,370	0.7%	1.05
Greater than 95%	4,816	0.4%	3.52
Gross commercial mortgage loans	1,153,838	100%	1.98
Less valuation allowance	(2,582)
Net commercial mortgage loans	$1,151,256
All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. An additional valuation allowance is established for incurred, but not specifically identified impairments. Changing economic conditions affect the Company's valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events, have deteriorating credits or have experienced a reduction in debt-service coverage ratio. During the six months ended June 30 2016, the Company did not establish or increase the valuation allowance based upon this analysis.
Commercial Mortgage Loan Securitization

On May 31, 2016, the Company transferred $259,741 of certain commercial mortgage loans on real estate into a trust. Upon transfer, the loans were securitized as a source of funding for the Company and as a means of transferring the economic risk of the loans to third parties. The securitized assets are legally isolated from the creditors of the Company and are not available to satisfy its obligations and were accounted for as a sale. The securitized assets can only be used to settle obligations of the trust. The Company does not have the power to direct the activities of the trust, nor does it provide guarantees or recourse to the trust other than standard representations and warranties. The Company retained interest in the trust in the form of subordinate securities issued by the trust. The trust is a variable interest entity ("VIE") that the Company does not consolidate.

The cash proceeds, including accrued investment income, from the securitization were $269,828, with a corresponding realized gain of $9,092. At closing, the Company purchased $30,822 of securities at fair value from the trust. As of June 30, 2016, the maximum loss exposure the Company has to the trust is $30,906. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Company’s ongoing other-than-temporary impairment review. See Note 8, Fair Values, Inputs, and Valuation Techniques for Financial Assets and Liabilities Disclosures for further description of the Company’s fair value inputs and valuation techniques.

Variable Interest Entities

A VIE is a legal entity which does not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest. The Company's investments in VIEs include private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method and included in the consolidated balance sheets in other investments. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of June 30, 2016, the Company's maximum exposure to loss is $231,364 in recorded carrying value and $64,928 in unfunded commitments. See Commercial Mortgage Loan Securitization section above for the disclosures relating to the commercial mortgage loan securitization trust.

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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	June 30, 2016
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$172,998	$—		$172,998		$—
State, municipalities and political subdivisions	575,073	—		572,073		3,000
Foreign governments	596,682	932		595,750		—
Asset-backed	3,901	—		3,901		—
Commercial mortgage-backed	44,638	—		13,629		31,009
Residential mortgage-backed	947,679	—		947,679		—
U.S. corporate	5,600,500	—		5,535,793		64,707
Foreign corporate	1,802,728	—		1,774,085		28,643
Equity securities:
Common stocks	20,122	19,438		684		—
Non-redeemable preferred stocks	414,384	—		412,084		2,300
Short-term investments	498,281	223,017	b	275,264	c	—
Other investments	287,103	66,495	a	219,751	c	857	d
Cash equivalents	726,424	699,356	b	27,068	c	—
Other assets	8,251	—		7,954	e	297	e
Assets held in separate accounts	1,668,611	1,488,102	a	180,509	c	—
Total financial assets	$13,367,375	$2,497,340		$10,739,222		$130,813

Financial Liabilities
Other liabilities	$92,499	$66,495	a	$26	e	$25,978	e
Liabilities related to separate accounts	1,668,611	1,488,102	a	180,509	c	—
Total financial liabilities	$1,761,110	$1,554,597		$180,535		$25,978

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	December 31, 2015
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$154,035	$—		$154,035		$—
State, municipalities and political subdivisions	695,630	—		695,630		—
Foreign governments	562,250	944		561,306		—
Asset-backed	4,662	—		4,662		—
Commercial mortgage-backed	22,521	—		22,317		204
Residential mortgage-backed	998,514	—		998,514		—
U.S. corporate	5,869,693	—		5,835,189		34,504
Foreign corporate	1,908,023	—		1,879,381		28,642
Equity securities:
Common stocks	19,664	18,981		683		—
Non-redeemable preferred stocks	480,393	—		478,143		2,250
Short-term investments	508,950	453,335	b	55,615	c	—
Other investments	253,708	62,076	a	189,407	c	2,225	d
Cash equivalents	908,936	907,248	b	1,688	c	—
Other assets	1,320	—		886	e	434	e
Assets held in separate accounts	1,750,556	1,570,000	a	180,556	c	—
Total financial assets	$14,138,855	$3,012,584		$11,058,012		$68,259

Financial Liabilities
Other liabilities	$89,765	$62,076	a	$6	e	$27,683	e
Liabilities related to separate accounts	1,750,556	1,570,000	a	180,556	c	—
Total financial liabilities	$1,840,321	$1,632,076		$180,562		$27,683

a.	Mainly includes mutual funds.

b.	Mainly includes money market funds.

c.	Mainly includes fixed maturity securities.

d.	Mainly includes fixed maturity securities and other derivatives.

e.	Mainly includes other derivatives.

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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$—	$—	$—	$3,600	$(600)	$—	$3,000
Commercial mortgage-backed	154	(291)	374	30,822	(50)	—	31,009
U.S. corporate	37,400	146	1,169	14,516	(930)	12,406	64,707
Foreign corporate	28,492	18	854	—	(721)		28,643
Equity Securities
Non-redeemable preferred stocks	2,360	—	(60)	—	—	—	2,300
Other investments	1,552	(663)	(9)	—	(23)	—	857
Other assets	361	(64)	—	—	—	—	297
Financial Liabilities
Other liabilities	(27,592)	1,614	—	—	—	—	(25,978)
Total level 3 assets and liabilities	$42,727	$760	$2,328	$48,938	$(2,324)	$12,406	$104,835

	Three Months Ended June 30, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$354	$—	$(3)	$—	$(47)	$—	$304
U.S. corporate	96,798	(64)	(1,491)	6,523	(2,473)	(52,777)	46,516
Foreign corporate	4,192	640	(535)	—	(1,003)	—	3,294
Equity Securities
Non-redeemable preferred stocks	2,060	—	60	—	—	—	2,120
Other investments	2,460	(33)	(11)	—	(35)	—	2,381
Other assets	944	(156)	—	—	—	—	788
Financial Liabilities
Other liabilities	(26,181)	(2,473)	—	77	—	—	(28,577)
Total level 3 assets and liabilities	$80,627	$(2,086)	$(1,980)	$6,600	$(3,558)	$(52,777)	$26,826

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2016
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$—	$—	$—	$3,600	$(600)	$—	$—	$3,000
Commercial mortgage- backed	204	(291)	373	30,822	(99)	—	—	31,009
U.S. corporate	34,504	278	1,380	22,616	(1,646)	12,406	(4,831)	64,707
Foreign corporate	28,642	31	694	—	(724)	—	—	28,643
Equity Securities
Non-redeemable preferred stocks	2,250	—	50	—	—	—	—	2,300
Other investments	2,225	(1,299)	(20)	—	(49)	—	—	857
Other assets	434	(137)	—	—	—	—	—	297
Financial Liabilities
Other liabilities	(27,683)	1,705	—	—	—	—	—	(25,978)
Total level 3 assets and liabilities	$40,576	$287	$2,477	$57,038	$(3,118)	$12,406	$(4,831)	$104,835

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2015
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage- backed	$403	$—	$(6)	$—	$(93)	$—	$—	$304
Residential mortgage- backed	4,645	—	—	—	—	—	(4,645)	—
U.S. corporate	100,133	(112)	(655)	6,523	(4,594)	2,130	(56,909)	46,516
Foreign corporate	4,142	680	(491)	—	(1,037)	—	—	3,294
Equity Securities
Non-redeemable preferred stocks	2,000	—	120	—	—	—	—	2,120
Other investments	2,121	95	(15)	—	(56)	236	—	2,381
Other assets	807	(19)	—	—	—	—	—	788
Financial Liabilities
Other liabilities	(25,233)	(3,421)	—	77	—	—	—	(28,577)
Total level 3 assets and liabilities	$89,018	$(2,777)	$(1,047)	$6,600	$(5,780)	$2,366	$(61,554)	$26,826

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the periods ended June 30, 2016 and December 31, 2015, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of June 30, 2016 and December 31, 2015, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.
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
Other assets: A non-pricing service source prices foreign exchange forwards using a pricing model which utilizes market observable inputs including foreign exchange spot rate, forward points and date to settlement.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
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
Level 3 Securities
The Company’s investments classified as Level 3 as of June 30, 2016 and December 31, 2015 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities $5,859 and $304 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of June 30, 2016 and December 31, 2015, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $124,034 and $65,600 were priced internally using independent and non-binding broker quotes as of June 30, 2016 and December 31, 2015, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:
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
Three and Six Months Ended June 30, 2016 and 2015
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
Three and Six Months Ended June 30, 2016 and 2015
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	June 30, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$620,185	$658,901	$—	$—	$658,901
Policy loans	40,349	40,349	40,349	—	—
Other investments	29,243	29,243	—	—	29,243
Total financial assets	$689,777	$728,493	$40,349	$—	$688,144
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$670,445	$692,037	$—	$—	$692,037
Funds withheld under reinsurance	105,475	105,475	105,475	—	—
Debt	1,165,255	1,302,817	—	1,302,817	—
Total financial liabilities	$1,941,175	$2,100,329	$105,475	$1,302,817	$692,037

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,151,256	$1,201,806	$—	$—	$1,201,806
Policy loans	43,858	43,858	43,858	—	—
Other investments	27,534	27,534	—	—	27,534
Total financial assets	$1,222,648	$1,273,198	$43,858	$—	$1,229,340
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$666,068	$676,586	$—	$—	$676,586
Funds withheld under reinsurance	94,417	94,417	94,417	—	—
Debt	1,164,656	1,250,602	—	1,250,602	—
Total financial liabilities	$1,925,141	$2,021,605	$94,417	$1,250,602	$676,586

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The Company carries an allowance for doubtful accounts for reinsurance recoverables of $10,820 as of June 30, 2016 and December 31, 2015, respectively.
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
The interest expense and related amortization incurred related to the 2013 Senior Notes was $5,947 and $5,747 for the three months ended June 30, 2016 and 2015, respectively, and $11,890 and $11,493 for the six months ended June 30, 2016 and 2015, respectively. There was $6,635 of accrued interest at both June 30, 2016 and 2015. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2016 and 2015.
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
The interest expense and related amortization incurred related to the 2004 Senior Notes was $8,057 and $8,032 for the three months ended June 30, 2016 and 2015, respectively, and $16,114 and $16,063 for the six months ended June 30, 2016 and 2015, respectively. There was $12,023 of accrued interest at both June 30, 2016 and 2015. The Company made interest payments on the 2004 Senior Notes of $16,031 on February 15, 2016 and 2015.
Promissory Note
On March 4, 2016, the Company entered into a private loan agreement in the form of a Promissory Note (the "Note") with a single financial institution, for an aggregate principal amount of $250,000. The Company received net proceeds of $249,625 from this transaction, which represented the principal amount less fees. Interest on the Note was a floating rate tied to LIBOR and was payable at least quarterly. The Note was payable in a single installment due March 3, 2017; however, terms of the agreement required that the Company promptly repay the loan with any dividends received from Union Security Insurance Company and Union Security Life Insurance Company of New York, the Company's wholly owned subsidiaries that received the cash proceeds related to the sale of the Assurant Employee Benefits segment, or the issuance of debt or equity securities (other than in connection with employee benefit plans).
On June 2, 2016, the Company repaid $50,000 of the principal balance of the Note. Following the receipt of a dividend from Union Security Insurance Company on June 23, 2016, the Company made a final payment of $200,223, which represented the remaining principal amount plus accrued interest and fees.
The interest expense and related fee amortization incurred related to the Note was $1,228 for the three months ended June 30, 2016 and $1,731 for the six months ended June 30, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

 Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at June 30, 2016, due to $4,040 of outstanding letters of credit related to this program.
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
The Company did not use the commercial paper program during the six months ended June 30, 2016 and 2015 and there were no amounts relating to the commercial paper program outstanding at June 30, 2016 and December 31, 2015. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at June 30, 2016.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At June 30, 2016, the Company was in compliance with all covenants, minimum ratios and thresholds.
10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended June 30, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at March 31, 2016	$(258,874)	$525,315	$21,183	$(62,384)	$225,240
Change in accumulated other comprehensive income (loss) before reclassifications	(14,524)	120,275	158	—	105,909
Amounts reclassified from accumulated other comprehensive income	—	(4,335)	34	406	(3,895)
Net current-period other comprehensive (loss) income	(14,524)	115,940	192	406	102,014
Balance at June 30, 2016	$(273,398)	$641,255	$21,375	$(61,978)	$327,254

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at March 31, 2015	$(193,662)	$850,541	$25,700	$(133,582)	$548,997
Change in accumulated other comprehensive income (loss) before reclassifications	20,151	(216,522)	95	—	(196,276)
Amounts reclassified from accumulated other comprehensive income	—	(6,542)	(376)	2,616	(4,302)
Net current-period other comprehensive income (loss)	20,151	(223,064)	(281)	2,616	(200,578)
Balance at June 30, 2015	$(173,511)	$627,477	$25,419	$(130,966)	$348,419

	Six Months Ended June 30, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2015	$(270,734)	$495,443	$22,434	$(128,594)	$118,549
Change in accumulated other comprehensive income (loss) before reclassifications	(2,664)	246,281	(1,374)	85,029	327,272
Amounts reclassified from accumulated other comprehensive income	—	(100,469)	315	(18,413)	(118,567)
Net current-period other comprehensive (loss) income	(2,664)	145,812	(1,059)	66,616	208,705
Balance at June 30, 2016	$(273,398)	$641,255	$21,375	$(61,978)	$327,254

	Six Months Ended June 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Change in accumulated other comprehensive income (loss) before reclassifications	(45,800)	(155,127)	(2,470)	(1)	(203,398)
Amounts reclassified from accumulated other comprehensive income	—	(10,478)	1,295	5,233	(3,950)
Net current-period other comprehensive (loss) income	(45,800)	(165,605)	(1,175)	5,232	(207,348)
Balance at June 30, 2015	$(173,511)	$627,477	$25,419	$(130,966)	$348,419

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2016	2015
Unrealized gains on securities	$(6,669)	$(10,064)	Net realized gains on investments, excluding other-than-temporary impairment losses
	2,334	3,522	Provision for income taxes
	$(4,335)	$(6,542)	Net of tax
OTTI	$53	$(578)	Portion of net loss recognized in other comprehensive income, before taxes
	(19)	202	Provision for income taxes
	$34	$(376)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$—	$(25)	(1)
Amortization of net loss	625	4,050	(1)
	625	4,025	Total before tax
	(219)	(1,409)	Provision for income taxes
	$406	$2,616	Net of tax
Total reclassifications for the period	$(3,895)	$(4,302)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2016	2015
Unrealized gains on securities	$(154,567)	$(16,120)	Net realized gains on investments, excluding other-than-temporary impairment losses
	54,098	5,642	Provision for income taxes
	(100,469)	(10,478)	Net of tax
OTTI	485	1,992	Portion of net loss recognized in other comprehensive income, before taxes
	(170)	(697)	Provision for income taxes
	$315	$1,295	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$—	$(50)	(1)
Amortization of net loss	1,250	8,100	(1)
Gain on pension plan curtailment	(29,578)	—	Gain on pension plan curtailment
	(28,328)	8,050	Total before tax
	9,915	(2,817)	Provision for income taxes
	(18,413)	5,233	Net of tax
Total reclassifications for the period	$(118,567)	$(3,950)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 - Retirement and Other Employee Benefits for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
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
     For the PSU portion of an award, the number of shares a participant will receive upon vesting is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2016 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount and the payout levels for 2015 awards and prior can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Compensation Committee reviews these grants semi-annually. Restricted stock and RSUs granted under this program may have different vesting periods.
Restricted Stock Units
RSUs granted to employees and to non-employee directors were 62,116 and 54,576 for the three months ended June 30, 2016 and 2015, respectively, and 310,094 and 339,398 for the six months ended June 30, 2016 and 2015, respectively. The compensation expense recorded related to RSUs was $5,429 and $5,951 for the three months ended June 30, 2016 and 2015, respectively, and $8,799 and $10,459 for the six months ended June 30, 2016 and 2015, respectively. The related total income tax benefit was $1,899 and $2,082 for the three months ended June 30, 2016 and 2015, respectively, and $3,076 and $3,660 for the six months ended June 30, 2016 and 2015, respectively. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2016 and 2015 was $78.28 and $62.22, respectively.
As of June 30, 2016, there was $24,882 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.51 years. The total fair value of RSUs vested during the three months ended June 30, 2016 and 2015 was $1,713 and $4,959, respectively, and $21,270 and $24,474 for the six months ended June 30, 2016 and 2015, respectively.
Performance Share Units
PSUs granted to employees were 10,182 for the three months ended June 30, 2016. No PSUs were granted to employees during the three months ended June 30, 2015. PSUs granted to employees were 258,646 and 355,688 for the six months ended June 30, 2016 and 2015, respectively. The compensation expense recorded related to PSUs was $1,387 and $1,266 for the three months ended June 30, 2016 and 2015, respectively, and $4,235 and $2,332 for the six months ended June 30, 2016 and 2015, respectively. The related total income tax benefit was $486 and $440 for the three months ended June 30, 2016 and 2015, respectively, and $1,478 and $813 for the six months ended June 30, 2016 and 2015, respectively. The weighted average grant date fair value for PSUs granted during the six months ended June 30, 2016 and 2015 was $80.82 and $61.82, respectively.
As of June 30, 2016, there was $26,163 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.18 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2016 and 2015 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the six months ended June 30, 2016 and 2015 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
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
In July 2016, the Company issued 45,649 shares at a discounted price of $70.67 for the offering period of January 1, 2016 through June 30, 2016. In July 2015, the Company issued 65,320 shares at a discounted price of $60.30 for the offering period of January 1, 2015 through June 30, 2015.
The compensation expense recorded related to the ESPP was $320 and $316 for the three months ended June 30, 2016 and 2015, respectively, and $640 and $632 for the six months ended June 30, 2015 and 2016, respectively.
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and share price as of the grant date.
12. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2016	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	1,147,337	$78.44	1,147,337
February	869,898	70.69	869,898
March	1,405,025	76.12	1,405,025
April	1,033,098	79.90	1,033,098
May	845,869	87.01	845,869
June	439,031	84.75	439,031
Total	5,740,258	$78.71	5,740,258
On November 15, 2013, and September 9, 2015, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 and an additional $750,000, respectively, of its outstanding common stock.
During the six months ended June 30, 2016, the Company repurchased 5,740,258 shares of the Company’s outstanding common stock at a cost of $451,697, exclusive of commissions, leaving $500,406 remaining under the total repurchase authorization at June 30, 2016.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

13. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income	$169,349	$32,789	$389,667	$82,833
Deduct dividends paid	(32,519)	(21,616)	(64,966)	(40,450)
Undistributed earnings	$136,830	$11,173	$324,701	$42,383
Denominator
Weighted average shares outstanding used in basic earnings per share	62,244,778	68,558,472	63,665,856	69,161,001
Incremental common shares from:
PSUs	431,575	621,327	561,214	720,763
ESPPs	46,939	64,600	46,939	64,600
Weighted average shares used in diluted earnings per share calculations	62,723,292	69,244,399	64,274,009	69,946,364
Earnings per common share - Basic
Distributed earnings	$0.52	$0.30	$1.02	$0.57
Undistributed earnings	2.20	0.18	5.10	0.63
Net income	$2.72	$0.48	$6.12	$1.20
Earnings per common share - Diluted
Distributed earnings	$0.52	$0.30	$1.01	$0.57
Undistributed earnings	2.18	0.17	5.05	0.61
Net income	$2.70	$0.47	$6.06	$1.18
Average PSUs totaling 2,909 and 2,944 for the three and six months ended June 30, 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding during the three and six months ended June 30, 2015.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

14. Retirement and Other Employee Benefits
The components of net periodic benefit (gain) cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2016 and 2015 were as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016 Plan 1	2016 Plan 2	2015	2016	2015	2016	2015
Service cost	$—	$—	$9,750	$100	$1,125	$—	$625
Interest cost	3,400	3,500	9,050	925	1,350	875	950
Expected return on plan assets	(7,800)	(5,950)	(13,725)	—	—	(750)	(825)
Amortization of prior service cost	—	—	—	—	200	—	(225)
Amortization of net loss	—	325	3,325	300	725	—	—
Curtailment/settlement charge	—	—	—	—	400	—	—
Net periodic benefit (gain) cost	$(4,400)	$(2,125)	$8,400	$1,325	$3,800	$125	$525

	Qualified Pension Benefits			Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016 Plan 1	2016 Plan 2	2015	2016	2015	2016	2015
Service cost	$—	$—	$19,500	$200	$2,250	$—	$1,250
Interest cost	6,800	7,000	18,100	1,850	2,700	1,750	1,900
Expected return on plan assets	(15,600)	(11,900)	(27,450)	—	—	(1,500)	(1,650)
Amortization of prior service cost	—	—	—	—	400	—	(450)
Amortization of net loss	—	650	6,650	600	1,450	—	—
Curtailment/settlement (gain) charge	(23,057)	—	—	(2,285)	800	(4,236)	—
Net periodic benefit (gain) cost	$(31,857)	$(4,250)	$16,800	$365	$7,600	$(3,986)	$1,050

(1)	The Company’s nonqualified plan is unfunded.
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
Effective March 1, 2016, the Plan, the Assurant Executive Pension Plan, the SERP and the Retiree Medical Plan were amended such that no additional benefits will be earned after February 29, 2016. In connection with this amendment, the Company recorded a non-cash, curtailment gain of $29,578 in the first quarter 2016, which is included in the gain on pension plan curtailment caption in the consolidated statements of operations.
Also as a result of the curtailment, the Plan's funded status increased to $33,353 (based on the fair value of the assets compared to the accumulated benefit obligation) at June 30, 2016 from $(51,973) (based on the fair value of the assets compared to the projected benefit obligation) at December 31, 2015. This equates to a 104% and 94% funded status at June 30, 2016 and December 31, 2015, respectively. During the first six months of 2016, no cash was contributed to the Plan. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

During the first quarter of 2016, the Company announced that it will make a special, one-time contribution of three percent of eligible pay into the defined contribution plan for all active employees as of December 31, 2016. Employees whose employment ends between March 1 and December 30, 2016 due to death, total disability, retirement (as defined in the Plan) or as part of an involuntary termination without cause initiated by the Company are also eligible for this contribution. The Company had $11,540 accrued in connection with this special, one-time contribution as of June 30, 2016.
15. Segment Information
During 2016, the Company announced its plans to realign its lines of business under a newly created Chief Operating Officer position. The senior management team continues to work on the new organizational framework and corresponding operating structure. The presentation of the segments described below is expected to be modified accordingly and prior periods' presentations revised to conform to the new operating segments. The Company expects such changes to be in effect in 2017.
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively. As of June 30, 2016, the Company has five reportable segments, which are defined based on the nature of the products and services offered:
•Assurant Solutions: provides mobile device protection and related services; vehicle protection; pre-funded funeral insurance and credit insurance.
•Assurant Specialty Property: provides renters insurance; lender-placed homeowners insurance; mortgage valuation and field services and manufactured housing insurance.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2016
	Solutions	Specialty Property	Health	Corporate & Other	Consolidated
Revenues
Net earned premiums	$755,252	$451,318	$(4,346)	$—	$1,202,224
Fees and other income	202,908	109,846	8,284	7,267	328,305
Net investment income	88,362	17,823	1,983	11,652	119,820
Net realized gains on investments	—	—	—	21,626	21,626
Amortization of deferred gain on disposal of businesses (1)	—	—	—	125,818	125,818
Total revenues	1,046,522	578,987	5,921	166,363	1,797,793
Benefits, losses and expenses
Policyholder benefits	222,230	202,659	(24,075)	—	400,814
Amortization of deferred acquisition costs and value of business acquired	283,032	59,608	—	—	342,640
Underwriting, general and administrative expenses (2)	475,935	231,920	37,763	57,977	803,595
Interest expense	—	—	—	15,232	15,232
Total benefits, losses and expenses	981,197	494,187	13,688	73,209	1,562,281
Segment income (loss) before provision (benefit) for income tax	65,325	84,800	(7,767)	93,154	235,512
Provision (benefit) for income taxes	3,925	27,859	(2,341)	36,720	66,163
Segment income (loss) after tax	$61,400	$56,941	$(5,426)	$56,434
Net income					$169,349

(1)	Includes $122,835 related to the additional deferred gain related to the Assurant Employee Benefits sale on March 1, 2016.

(2)	Corporate & Other includes a $16,672 intangible asset impairment charge related to trade names that will no longer be used or defended by the Company.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$752,604	$532,022	$584,443	$269,189	$—	$2,138,258
Fees and other income	178,578	106,128	17,047	6,460	15,396	323,609
Net investment income	99,976	25,443	7,014	30,020	5,333	167,786
Net realized gains on investments	—	—	—	—	11,999	11,999
Amortization of deferred gain on disposal of businesses	—	—	—	—	3,242	3,242
Total revenues	1,031,158	663,593	608,504	305,669	35,970	2,644,894
Benefits, losses and expenses
Policyholder benefits	235,099	214,605	625,323	192,687	—	1,267,714
Amortization of deferred acquisition costs and value of business acquired	276,823	66,111	2,917	8,032	—	353,883
Underwriting, general and administrative expenses	437,917	252,495	158,608	88,241	32,233	969,494
Interest expense	—	—	—	—	13,778	13,778
Total benefits, losses and expenses	949,839	533,211	786,848	288,960	46,011	2,604,869
Segment income (loss) before provision (benefit) for income tax	81,319	130,382	(178,344)	16,709	(10,041)	40,025
Provision (benefit) for income taxes	20,504	42,848	(54,569)	5,441	(6,988)	7,236
Segment income (loss) after tax	$60,815	$87,534	$(123,775)	$11,268	$(3,053)
Net income						$32,789

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2016
	Solutions	Specialty Property	Health	Employee Benefits (1)	Corporate & Other	Consolidated
Revenues
Net earned premiums	$1,494,176	$920,927	$24,388	$177,971	$—	$2,617,462
Fees and other income	441,017	217,608	13,402	4,244	9,724	685,995
Net investment income	177,285	36,167	5,921	17,340	18,814	255,527
Net realized gains on investments (2)	—	—	—	—	183,344	183,344
Amortization of deferred gain on disposal of businesses (3)	—	—	—	—	173,414	173,414
Gain on pension plan curtailment	—	—	—	—	29,578	29,578
Total revenues	2,112,478	1,174,702	43,711	199,555	414,874	3,945,320
Benefits, losses and expenses
Policyholder benefits	448,981	382,131	(4,963)	118,481	—	944,630
Amortization of deferred acquisition costs and value of business acquired	552,042	119,082	—	5,858	—	676,982
Underwriting, general and administrative expenses	977,145	473,354	90,718	58,469	121,268	1,720,954
Interest expense	—	—	—	—	29,735	29,735
Total benefits, losses and expenses	1,978,168	974,567	85,755	182,808	151,003	3,372,301
Segment income (loss) before provision (benefit) for income tax	134,310	200,135	(42,044)	16,747	263,871	573,019
Provision (benefit) for income taxes	25,776	66,843	(9,445)	6,277	93,901	183,352
Segment income (loss) after tax	$108,534	$133,292	$(32,599)	$10,470	$169,970
Net income						$389,667
	As of June 30, 2016

Segment assets:	$14,830,610	$3,632,142	$723,107	$—	$10,618,354	$29,804,213

(1)	Assurant Employee Benefits amounts represent January and February results of operations prior to the sale on March 1, 2016.

(2)	Includes $146,727 related to assets transferred to Sun Life as part of the Assurant Employee Benefits sale on March 1, 2016.

(3)	Includes $167,428 related to the additional deferred gain related to the Assurant Employee Benefits sale on March 1, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Six Months Ended June 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$1,507,081	$1,060,468	$1,194,185	$536,086	$—	$4,297,820
Fees and other income	351,646	190,364	33,023	12,734	15,404	603,171
Net investment income	192,167	45,958	14,021	57,841	10,072	320,059
Net realized gains on investments	—	—	—	—	15,954	15,954
Amortization of deferred gain on disposal of businesses	—	—	—	—	6,500	6,500
Total revenues	2,050,894	1,296,790	1,241,229	606,661	47,930	5,243,504
Benefits, losses and expenses
Policyholder benefits	450,647	419,208	1,230,086	378,500	—	2,478,441
Amortization of deferred acquisition costs and value of business acquired	541,855	158,180	7,190	15,661	—	722,886
Underwriting, general and administrative expenses	897,201	476,107	287,786	179,580	50,729	1,891,403
Interest expense	—	—	—	—	27,556	27,556
Total benefits, losses and expenses	1,889,703	1,053,495	1,525,062	573,741	78,285	5,120,286
Segment income (loss) before provision (benefit) for income tax	161,191	243,295	(283,833)	32,920	(30,355)	123,218
Provision (benefit) for income taxes	46,017	80,674	(76,089)	11,504	(21,721)	40,385
Segment income (loss) after tax	$115,174	$162,621	$(207,744)	$21,416	$(8,634)
Net income						$82,833
	As of December 31, 2015

Segment assets:	$14,356,484	$3,648,738	$1,437,032	$2,190,808	$8,403,340	$30,036,402

16. Commitments and Contingencies
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12,491 and $19,809 of letters of credit outstanding as of June 30, 2016 and December 31, 2015, respectively.
On January 16, 2015, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, are subject to the examination. At present, 44 jurisdictions are participating. The Company has cooperated in responding to requests for information and documents and has engaged in various communications with the examiners. The examination and discussions with the examiners continue.
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
Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

In July 2007 an Assurant subsidiary acquired Swansure Group, a privately held U.K. company, which owned D&D Homecare Limited (“D&D”). D&D was a packager of mortgages and certain insurance products, including Payment Protection Insurance (“PPI”) policies that, for a period of time, were underwritten by an Assurant subsidiary and sold by various alleged agents, including Carrington Carr Home Finance Limited (“CCHFL”), which is now in administration. In early 2014, as a result of consumer complaints alleging that CCHFL missold certain D&D-packaged PPI policies between August 8, 2003 and November 1, 2004, the U.K. Financial Ombudsman Service (“FOS”) requested that an Assurant subsidiary, Assurant Intermediary Limited (“AIL”), review complaints relating to CCHFL’s sale of such PPI policies. In February 2016, the FOS issued a final decision in favor of AIL’s challenge to the FOS’s jurisdiction on the CCHF population of cases.
The Company has accrued a liability for the legal and regulatory proceedings discussed above. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual. Although the Company cannot predict the outcome of any pending legal or regulatory action, or the potential losses, fines, penalties or equitable relief, if any, that may result, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.
17. Income Taxes
During the three months ended June 30, 2016, the Company recorded a net tax benefit of $18,000 in the Assurant Solutions segment. The tax benefit was driven by an international restructuring, in which there was a redemption of shares. For U.S. tax purposes, the redemption was treated as a dividend of the shares, attracted foreign tax credits and resulted in a tax benefit of $18,000.
During the three months ended June 30, 2015, the Company recorded a net tax benefit of $8,448 in the Assurant Solutions segment. The tax benefit was primarily a result of an international reorganization.
18. Catastrophe Bond Program
On June 26, 2013, certain of the Company's subsidiaries ("the Subsidiaries") entered into three reinsurance agreements with Ibis Re II Ltd. ("Ibis Re II") providing up to $185,000 of reinsurance coverage for protection against losses over a three-year period from individual hurricane events in Hawaii, Puerto Rico, and along the Gulf and Eastern Coasts of the United States. Ibis Re II financed the property catastrophe reinsurance coverage by issuing $185,000 in catastrophe bonds to unrelated investors (the “Series 2013-1 Notes”). The agreements expired in June 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except number of shares and per share amounts)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or the "Company”) as of June 30, 2016, compared with December 31, 2015, and our results of operations for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2016 and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). The 2015 Annual Report on Form 10-K, this Report, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
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
For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A-Risk Factors” and “Item 7-MD&A Critical Factors Affecting Results” in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (the "First Quarter Report").
General
During 2016, the Company announced its plans to realign its lines of business under a newly created Chief Operating Officer position. The senior management team continues to work on the new organizational framework and corresponding operating structure. The presentation of the segments described below is expected to be modified accordingly and prior periods' presentations revised to conform to the new operating segments. The Company expects such changes to be in effect in 2017.
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively, to the consolidated financial statements, included elsewhere in the Report. As of June 30, 2016, the Company has five reportable segments, which are defined based on the nature of the products and services offered:
•Assurant Solutions: provides mobile device protection and related services; vehicle protection; pre-funded funeral insurance and credit insurance.
•Assurant Specialty Property: provides renters insurance; lender-placed homeowners insurance; mortgage valuation and field services and manufactured housing insurance.
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
The following discussion relates to the three and six months ended June 30, 2016 (“Second Quarter 2016” and "Six Months 2016") and the three and six months ended June 30, 2015 (“Second Quarter 2015” and "Six Months 2015").
Executive Summary
As previously announced, the Company concluded a comprehensive review of its portfolio and has sharpened its focus on specialty housing and lifestyle protection products and services. As a result, the Company will substantially exit the health insurance market by December 31, 2016 and, on March 1, 2016, the Company completed the sale, mainly through a series of reinsurance transactions, of its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. (“Sun Life”), for net cash consideration of $926,174. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report.
Consolidated net income increased $136,560, or 416%, to $169,349 for Second Quarter 2016, compared with $32,789 of net income for Second Quarter 2015. For Six Months 2016, net income increased $306,834, or 370%, to $389,667, compared with $82,833 for Six Months 2015. The increase in Second Quarter 2016 compared to Second Quarter 2015 was primarily due to lower losses and exit-related charges from the wind down of Assurant Health and the increase in the amortization of deferred gains due to the first quarter 2016 sale of Assurant Employee Benefits.
Assurant Solutions net income increased $585, or 1%, to $61,400 for Second Quarter 2016 from $60,815 for Second Quarter 2015. The increase was due to a larger tax benefit related to a redemption of shares in our international structure. Absent this item, segment net income declined, primarily due to lower service contract contributions from North American retail clients and the previously disclosed loss of a domestic tablet program.
Second Quarter 2016 net earned premiums and fees increased $26,978 compared with Second Quarter 2015 primarily due to an increase in covered mobile devices and growth in vehicle service contracts. Our vehicle service contracts business benefited from strong U.S. vehicle sales and a one-time contribution from a client. This was partially offset by declines in service contract revenue from certain North American retailers, the impact of the loss of the tablet program and foreign currency exchange volatility, particularly in Argentina.
Overall, we expect Assurant Solution's full year net income and net earned premiums and fees to increase from 2015 levels. We expect the increase in net income to be driven by increased revenue from new mobile programs, improved international profitability and savings from expense initiatives focused on legacy, run-off businesses. We expect 2016 results to be affected by foreign currency exchange volatility, lower service contract revenue from North American retail clients and continued declines in our credit insurance business.
Assurant Specialty Property net income decreased $30,593, or 35%, to $56,941 for Second Quarter 2016 from $87,534 for Second Quarter 2015 primarily due to the ongoing normalization of lender-placed homeowners insurance business, lower real-estate owned ("REO") policy volume, the previously disclosed loss of business and higher weather-related claims. The REO product is insurance we provide on foreclosed properties managed by our clients. Second Quarter 2016 results include $16,004 (after-tax) of reportable catastrophe losses, compared to $6,105 (after-tax) in Second Quarter 2015.
Net earned premiums and fees decreased $76,986 in Second Quarter 2016 compared with Second Quarter 2015, primarily due to lower placement and premium rates in the lender-placed homeowners insurance business, previously disclosed loss of client business as well as lower REO policies. Partially offsetting these items was growth in our multi-family housing and mortgage solutions businesses. Multi-family housing revenue increased due to growth in our affinity channels and property management network, while mortgage solutions fees grew due to increases in property preservation and default appraisal services.
In June 2016, we finalized our catastrophe reinsurance program, purchasing $1,400,000 of coverage while lowering our U.S. retention approximately 20% to $125,000, mainly due to declining exposure.
Overall, we expect Assurant Specialty Property’s full year 2016 net income and net earned premiums to decrease from 2015 levels, reflecting the ongoing normalization of our lender-placed insurance business. We expect the decline to be partially offset by contributions from multi-family housing and mortgage solutions businesses and increased efficiencies and expense savings initiatives. Overall results will be affected by catastrophe losses.

As mentioned above, the Company expects to substantially complete the process to exit the health insurance market by December 31, 2016. During the remainder of the exit process, we expect to incur $13,000 to $23,000 of additional exit-related charges, as well as certain overhead expenses that are excluded from the premium deficiency reserve accrual.
Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in the First Quarter Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the six months ended June 30, 2016, net cash used in operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $298,243; net cash provided by investing activities totaled $745,635 and net cash used in financing activities totaled $503,023. We had $1,232,674 in cash and cash equivalents as of June 30, 2016. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2015 Annual Report on Form 10-K describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2015 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for Second Quarter 2016.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$1,202,224	$2,138,258	$2,617,462	$4,297,820
Fees and other income	328,305	323,609	685,995	603,171
Net investment income	119,820	167,786	255,527	320,059
Net realized gains on investments	21,626	11,999	183,344	15,954
Amortization of deferred gain on disposal of businesses	125,818	3,242	173,414	6,500
Gain on pension plan curtailment	—	—	29,578	—
Total revenues	1,797,793	2,644,894	3,945,320	5,243,504
Benefits, losses and expenses:
Policyholder benefits	400,814	1,267,714	944,630	2,478,441
Selling, underwriting and general expenses	1,146,235	1,323,377	2,397,936	2,614,289
Interest expense	15,232	13,778	29,735	27,556
Total benefits, losses and expenses	1,562,281	2,604,869	3,372,301	5,120,286
Income before provision for income taxes	235,512	40,025	573,019	123,218
Provision for income taxes	66,163	7,236	183,352	40,385
Net income	$169,349	$32,789	$389,667	$82,833

The following discussion provides a general overall analysis of how the consolidated results were affected by our segments for Second Quarter 2016 and Six Months 2016 compared to Second Quarter 2015 and Six Months 2015, respectively. Please see the discussion that follows for each of these segments for a more detailed analysis of the fluctuations.
For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Income
Net income increased $136,560, or 416%, to $169,349 for Second Quarter 2016, compared with $32,789 of net income for Second Quarter 2015. The increase was primarily due to lower exit-related charges from the wind down of Assurant Health runoff operations and an increase in the amortization of deferred gain on disposal of businesses related to the transfer of assets and other items associated with the sale of our Assurant Employee Benefits segment, mainly through a series of reinsurance transactions, to Sun Life. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report.
For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Income
Net income increased $306,834, or 370%, to $389,667 for Six Months 2016, compared with $82,833 of net income for Six Months 2015. The increase was primarily due to lower exit-related charges from the wind down of the Assurant Health runoff operations and an additional $108,804 (after-tax) in net realized gains on investments and a $108,494 (after-tax) increase in amortization of deferred gain on disposal of businesses, both related to the transfer of assets and other items associated with the sale of Assurant Employee Benefits segment, mainly through a series or reinsurance transactions, to Sun Life. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report. In addition, Six Months 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. For more information on the pension plan freeze, see Note 14 to the consolidated financial statements, included elsewhere in this Report.

Assurant Solutions
Overview
The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$755,252	$752,604	$1,494,176	$1,507,081
Fees and other income	202,908	178,578	441,017	351,646
Net investment income	88,362	99,976	177,285	192,167
Total revenues	1,046,522	1,031,158	2,112,478	2,050,894
Benefits, losses and expenses:
Policyholder benefits	222,230	235,099	448,981	450,647
Selling, underwriting and general expenses	758,967	714,740	1,529,187	1,439,056
Total benefits, losses and expenses	981,197	949,839	1,978,168	1,889,703
Segment income before provision for income taxes	65,325	81,319	134,310	161,191
Provision for income taxes	3,925	20,504	25,776	46,017
Segment net income	$61,400	$60,815	$108,534	$115,174

Net earned premiums, fees and other:
Global connected living	$616,268	$621,411	$1,278,447	$1,241,794
Global vehicle protection	196,557	145,550	362,445	290,270
Global preneed	43,216	44,017	85,944	84,726
Global credit and other	102,119	120,204	208,357	241,937
Total	$958,160	$931,182	$1,935,193	$1,858,727

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Income
Segment net income increased $585, or 1%, to $61,400 for Second Quarter 2016 from $60,815 for Second Quarter 2015. The increase was due to a larger tax benefit related to a redemption of shares in our international structure. Absent this item, segment net income declined, primarily due to lower service contract contributions from North American retail clients and the previously disclosed loss of a domestic tablet program.
Total Revenues
Total revenues increased $15,364, or 1%, to $1,046,522 for Second Quarter 2016 from $1,031,158 for Second Quarter 2015. Net earned premiums increased $2,648 primarily due to growth from our domestic vehicle protection business, including a one time contribution from a large dealership client. This was partially offset by foreign currency exchange volatility and the loss of a domestic tablet program. Fees and other income increased $24,330, primarily driven by growth in mobile programs. Net investment income decreased $11,614, primarily due to $6,017 of lower investment income from real estate joint venture partnerships and lower invested assets and lower investment yields. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $31,358, or 3%, to $981,197 for Second Quarter 2016 from $949,839 for Second Quarter 2015. Policyholder benefits decreased $12,869, primarily due to improved results from a North American connected living retail client. Selling, underwriting and general expenses increased $44,227, mostly related to growth in our domestic vehicle protection business and domestic mobile programs. These items were partially offset by foreign currency exchange volatility and lower legal expenses.

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Income
Segment net income decreased $6,640, or 6%, to $108,534 for Six Months 2016 from $115,174 for Six Months 2015. The decrease was primarily due to the loss of a domestic tablet program, lower service contract contributions from North American retail clients and an adjustment related to the amortization of deferred acquisition costs and policyholders benefits for an older block of preneed policies. These items were partially offset by the aforementioned larger net tax benefit, and growth in mobile programs globally.
Total Revenues
Total revenues increased $61,584, or 3%, to $2,112,478 for Six Months 2016 from $2,050,894 for Six Months 2015. Net earned premiums decreased $12,905 primarily due to foreign currency exchange volatility, the loss of a domestic tablet program and the continued run-off of our credit insurance business. These items were partially offset by growth from our domestic vehicle protection business. Fees and other income increased $89,371, primarily driven by global growth in mobile covered devices and programs in our global connected living business. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $88,465, or 5%, to $1,978,168 for Six Months 2016 from $1,889,703 for Six Months 2015. Policyholder benefits decreased $1,666 primarily driven by improved results from a North American connected living retail client, partially offset by expansion of our international mobile business in Asia and Europe and an adjustment related to the amortization of policyholder benefits for an older block of preneed policies. Selling, underwriting and general expenses increased $90,131, mostly related to our domestic mobile protection programs and related services, growth in our domestic vehicle protection business and an adjustment related to the amortization of a deferred acquisition cost adjustment mentioned earlier. These items were partially offset by foreign currency exchange volatility and lower legal expenses.

Assurant Specialty Property
Overview
The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$451,318	$532,022	$920,927	$1,060,468
Fees and other income	109,846	106,128	217,608	190,364
Net investment income	17,823	25,443	36,167	45,958
Total revenues	578,987	663,593	1,174,702	1,296,790
Benefits, losses and expenses:
Policyholder benefits	202,659	214,605	382,131	419,208
Selling, underwriting and general expenses	291,528	318,606	592,436	634,287
Total benefits, losses and expenses	494,187	533,211	974,567	1,053,495
Segment income before provision for income taxes	84,800	130,382	200,135	243,295
Provision for income taxes	27,859	42,848	66,843	80,674
Segment net income	$56,941	$87,534	$133,292	$162,621

Net earned premiums, fees and other:
Lender-placed insurance	$321,665	$412,841	$668,355	$826,927
Multi-family housing	78,355	70,372	155,370	133,026
Mortgage solutions	79,434	76,351	155,350	135,746
Manufactured housing and other	81,710	78,586	159,460	155,133
Total	$561,164	$638,150	$1,138,535	$1,250,832

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
Lender-placed insurance products accounted for 69% and 75% of net earned premiums for Six Months 2016 and Six Months 2015, respectively. The approximate corresponding contributions to the segment net income in these periods were 64% and 70%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Income
Segment net income decreased $30,593, or 35%, to $56,941 for Second Quarter 2016 from $87,534 for Second Quarter 2015 primarily due to the ongoing normalization of lender-placed homeowners insurance business, lower REO policy volume, the previously disclosed loss of business and higher weather-related claims. The REO product is insurance we provide on foreclosed properties managed by our clients. Second Quarter 2016 results include $16,004 (after-tax) of reportable catastrophe losses, compared to $6,105 (after-tax) in Second Quarter 2015.

Total Revenues
Total revenues decreased $84,606, or 13%, to $578,987 for Second Quarter 2016 from $663,593 for Second Quarter 2015. The decrease was primarily due to lower lender-placed homeowners insurance net earned premiums and lower REO policy volume. The decline in lender-placed homeowners net earned premiums was primarily due to expected decline in placement rates, lower premium rates, and previously disclosed loss of client business. These items were partially offset by an increase in revenue from the multi-family housing and mortgage solutions businesses. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $39,024, or 7%, to $494,187 for Second Quarter 2016 from $533,211 for Second Quarter 2015. Total policyholder benefits decreased $11,946 to $202,659 for Second Quarter 2016, compared with $214,605 for Second Quarter 2015. The decrease was primarily related to lower non-catastrophe losses, mainly due to lower exposure, partially offset by higher reportable catastrophe losses. Reportable catastrophe losses in Second Quarter 2016 were $24,622 compared with $9,393 in Second Quarter 2015. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses decreased $27,078 in Second Quarter 2016 compared with Second Quarter 2015 mainly due to savings from cost efficiency efforts.
For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Income
Segment net income decreased $29,329, or 18%, to $133,292 for Six Months 2016 from $162,621 for Six Months 2015 primarily due to the ongoing normalization of lender-placed homeowners insurance business, lower REO policy volume, the previously disclosed loss of business and higher weather-related claims. The REO product is insurance we provide on foreclosed properties managed by our clients.

Total Revenues
Total revenues decreased $122,088, or 9%, to $1,174,702 for Six Months 2016 from $1,296,790 for Six Months 2015. The decrease was primarily due to lower lender-placed homeowners insurance net earned premiums and lower REO policy volume. The decline in lender-placed homeowners net earned premiums was primarily due to expected decline in placement rates, lower premium rates, and previously disclosed loss of client business. These items were partially offset by an increase in revenues from the multi-family housing and mortgage solutions businesses. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $78,928, or 7%, to $974,567 for Six Months 2016 from $1,053,495 for Six Months 2015. Total policyholder benefits decreased $37,077 to $382,131 for Six Months 2016 compared with $419,208 for Six Months 2015. The decrease was primarily related to favorable non-catastrophe losses due to lower claims frequency and severity, partially offset by increased reportable catastrophe losses. Reportable catastrophe losses for Six Months 2016 were $39,023 compared to $14,612 for Six Months 2015. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses decreased $41,851 in Six Months 2016 compared with Six Months 2015 mainly due to savings from cost efficiency efforts.

Assurant Health
Overview
The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums (1)	$(4,346)	$584,443	$24,388	$1,194,185
Fees and other income	8,284	17,047	13,402	33,023
Net investment income	1,983	7,014	5,921	14,021
Total revenues	5,921	608,504	43,711	1,241,229
Benefits, losses and expenses:
Policyholder benefits (2)	(24,075)	625,323	(4,963)	1,230,086
Selling, underwriting and general expenses	37,763	161,525	90,718	294,976
Total benefits, losses and expenses	13,688	786,848	85,755	1,525,062
Segment loss before benefit for income taxes	(7,767)	(178,344)	(42,044)	(283,833)
Benefit for income taxes	(2,341)	(54,569)	(9,445)	(76,089)
Segment net loss	$(5,426)	$(123,775)	$(32,599)	$(207,744)
Net earned premiums:
Individual	$(12,382)	$488,285	$9,496	$1,002,483
Small employer group	8,036	96,158	14,892	191,702
Total (1)	$(4,346)	$584,443	$24,388	$1,194,185

(1)    Second Quarter 2016 amount is negative due to reduction of previously accrued risk adjustment premiums.

(2)	Second Quarter 2016 and Six Months 2016 amounts are negative primarily due to a pharmacy rebate accrual and favorable claims development.

As previously announced, the Company concluded a comprehensive review of its portfolio and sharpened its focus on specialty housing and lifestyle protection products and services. As a result, the Company will substantially exit the health insurance market by the end of 2016. For more information, see Note 4 of the Notes to the consolidated financial statements included elsewhere in this Report.
The Affordable Care Act
Some provisions of the Affordable Care Act continue to affect our health insurance business, even though it is in run-off. For more information, see Item 1A, "Risk Factors—Risk related to our industry—Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable" in our 2015 Annual Report on Form 10-K and "Item 1A-Risk Factors" in the First Quarter Report.
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

Reinsurance
This is a transitional program for 2014-2016, with decreasing benefit over the three years. All commercial individual and group medical health plans are required to contribute to the funding of the program. Only for individual health plans that are in compliance with the essential health benefits of the Affordable Care Act are insurers eligible to receive benefits from the program.

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

For the Second Quarter 2016 and Six Months 2016, due to a change in estimate and following receipt of the final payment notifications for the 2015 risk mitigation programs from the Centers for Medicare and Medicaid Services ("CMS"), we reduced our reinsurance recoveries by $5,017 and $7,901, respectively, in our consolidated statements of operations. We did not record any reinsurance contributions for the Second Quarter 2016 and Six Months 2016. As of June 30, 2016, we have reinsurance contributions payable of $2,597 and reinsurance recoverables of $222,219 on our consolidated balance sheets. During Second Quarter 2016 and Six Months 2016, we collected $37,746 and $66,300, respectively, under the 2015 program.

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
For Second Quarter 2016 and Six Months 2016, following receipt of the final payment notifications for the 2015 risk mitigation programs from CMS, we recorded net risk adjustment premiums of $(23,095) and $(21,806), respectively, in our consolidated statements of operations, reflecting a change in our relative risk score. As of June 30, 2016, we carried net risk adjustment receivables, net of an allowance for adverse development, of $196,241 on our consolidated balance sheets. During Second Quarter 2016 and Six Months 2016, we collected $2,120 and $7,147, respectively, under the 2014 program. We did not collect any amounts under the 2015 program.
Risk Corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors had no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015. However, we have not recorded a net receivable for Second Quarter 2016 or Six Months 2016 because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Loss
Segment net loss was $5,426 for Second Quarter 2016 compared to a net loss of $123,775 for Second Quarter 2015. The relative difference was primarily attributable to the establishment of a premium deficiency reserve and exit related costs in Second Quarter 2015 due to the aforementioned decision to put the segment into runoff.
Total Revenues
Total revenues decreased to $5,921 for Second Quarter 2016 from $608,504 for Second Quarter 2015. Net earned premiums from our individual medical and our small employer group businesses decreased due to the decline in membership and sales as we exit the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased to $13,688 for Second Quarter 2016 from $786,848 for Second Quarter 2015. The decrease in policyholder benefits was attributable to the decrease of inforce policies as a result of the exit from the health insurance market including all of the individual Affordable Care Act medical policies which were terminated at the end of 2015. Selling, underwriting and general expenses decreased primarily due to lower commission expense resulting from the discontinuance of sales and decreased general expenses as we run-off the business. This decrease was partially offset by $6,383 of severance costs.

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Loss
Segment net loss was $32,599 for Six Months 2016 compared to a net loss of $207,744 for Six Months 2015. The change was primarily due to the items noted above.
Total Revenues
Total revenues decreased to $43,711 for Six Months 2016 from $1,241,229 for Six Months 2015. Net earned premiums from our individual medical business decreased $992,987, while net earned premiums from our small employer group business decreased $176,810. The decrease for both products is due to the decline in membership and sales as we exit the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased to $85,755 for Six Months 2016 from $1,525,062 for Six Months 2015. Policyholder benefits decreased $1,235,049. The decrease in policyholders benefits was attributable to the decrease of inforce policies as a result of the exit from the health insurance market, including all of the individual Affordable Care Act medical policies which were terminated at the end of 2015. Selling, underwriting and general expenses decreased $204,258, due to decreased commission expense resulting from the discontinuance of sales and decreased general expenses as we run-off the business. This decrease was partially offset by $20,944 of severance costs.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$—	$269,189	$177,971	$536,086
Fees and other income	—	6,460	4,244	12,734
Net investment income	—	30,020	17,340	57,841
Total revenues	—	305,669	199,555	606,661
Benefits, losses and expenses:
Policyholder benefits	—	192,687	118,481	378,500
Selling, underwriting and general expenses	—	96,273	64,327	195,241
Total benefits, losses and expenses	—	288,960	182,808	573,741
Segment income before provision for income taxes	—	16,709	16,747	32,920
Provision for income taxes	—	5,441	6,277	11,504
Segment net income	$—	$11,268	$10,470	$21,416

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
The amounts included in Six Months 2016 represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations a discussion of results for the periods presented has been excluded.

Assurant Corporate & Other
The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Fees and other income	$7,267	$15,396	$9,724	$15,404
Net investment income	11,652	5,333	18,814	10,072
Net realized gains on investments	21,626	11,999	183,344	15,954
Amortization of deferred gain on disposal of businesses	125,818	3,242	173,414	6,500
Gain on pension plan curtailment	—	—	29,578	—
Total revenues	166,363	35,970	414,874	47,930
Benefits, losses and expenses:
Selling, underwriting and general expenses	57,977	32,233	121,268	50,729
Interest expense	15,232	13,778	29,735	27,556
Total benefits, losses and expenses	73,209	46,011	151,003	78,285
Segment income (loss) before provision (benefit) for income taxes	93,154	(10,041)	263,871	(30,355)
Provision (benefit) for income taxes	36,720	(6,988)	93,901	(21,721)
Segment net income (loss)	$56,434	$(3,053)	$169,970	$(8,634)
For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Income (Loss)
Segment results improved $59,487, or 1,948%, to $56,434 for Second Quarter 2016 compared with $(3,053) for Second Quarter 2015. The improvement was primarily due to a $79,674 (after-tax) increase in amortization of deferred gain on disposal of businesses related to the sale, mainly through a series of reinsurance transactions, of our Assurant Employee Benefits segment. For more information on the sale see Note 5 to the consolidated financial statements included elsewhere in this Report. Partially offsetting this item was a $10,837 (after-tax) intangible asset impairment charge related to trade names that will no longer be used or defended by the Company.
Total Revenues
Total revenues increased $130,393, or 363%, to $166,363 for Second Quarter 2016 compared with $35,970 for Second Quarter 2015. The increase is primarily related to a $122,576 increase in amortization of deferred gain on disposal of business related to the sale of our Assurant Employee Benefits segment.
Total Benefits, Losses and Expenses
Total expenses increased $27,198, or 59%, to $73,209 for Second Quarter 2016 compared with $46,011 for Second Quarter 2015. The increase is primarily due to a $16,672 intangible asset impairment charge related to trade names that will no longer be used or defended by the Company. In addition, Second Quarter 2016 includes overhang expenses related to the sale of our Assurant Employee Benefits segment.
For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Income (Loss)
Segment results improved $178,604, or 2,069%, to $169,970 for Six Months 2016 compared with $(8,634) for Six Months 2015. The improvement was primarily due to an additional $108,804 (after-tax) in net realized gains on investments and a $108,494 (after-tax) increase in amortization of deferred gain on disposal of businesses, both related to the sale, mainly through a series of reinsurance transactions, of our Assurant Employee Benefits segment. For more information on the sale see Note 5 to the consolidated financial statements, included elsewhere in this Report. In addition, Six Months 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. Partially offsetting these items is a $17,323 (after-tax) loss on the sale of our Assurant Employee Benefits segment, an aforementioned $10,837 (after-tax) intangible asset impairment charge, employee-related benefit costs and overhang expenses related to the sale of Assurant Employee Benefits segment. Six Months 2015 included a tax consolidating benefit that reversed over the course of 2015.
Total Revenues
Total revenues increased $366,944, or 766%, to $414,874 for Six Months 2016 compared with $47,930 for Six Months 2015. The increase is primarily related to an additional $167,390 in net realized gains on investments and a $166,914 increase in amortization of deferred gain on disposal of businesses, both related to the sale of our Assurant Employee Benefits segment. In addition, Six Months 2016 includes a $29,578 one-time curtailment gain associated with our pension plan freeze.
Total Benefits, Losses and Expenses
Total expenses increased $72,718, or 93%, to $151,003 for Six Months 2016 compared with $78,285 for Six Months 2015. The increase is primarily due to a $26,650 loss on the sale of Assurant Employee Benefits segment, mainly representing transaction fees incurred. Six Months 2016 includes a $16,672 intangible asset impairment charge, mentioned above. In addition, employee-related benefit costs increased in Six Months 2016 compared with Six Months 2015 and Six Months 2016 includes overhang expenses related to the sale of Assurant Employee Benefits segment.

Investments
The Company had total investments of $11,961,497 and $12,994,772 as of June 30, 2016 and December 31, 2015, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $290,222 during Six Months 2016, from $744,533 at December 31, 2015 to $1,034,755 at June 30, 2016. This increase was mainly due to a decrease in treasury yields and credit spreads. For more information on the Company's investments see Note 7 to the consolidated financial statements included elsewhere in this Report.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2016		December 31, 2015
Aaa / Aa / A	$6,073,365	62.3%	$6,326,800	61.9%
Baa	3,035,139	31.2%	3,309,719	32.4%
Ba	421,103	4.3%	389,349	3.8%
B and lower	214,592	2.2%	189,460	1.9%
Total	$9,744,199	100.0%	$10,215,328	100.0%
Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturity securities	$100,424	$123,792	$212,248	$247,283
Equity securities	5,939	7,594	12,681	14,805
Commercial mortgage loans on real estate	10,316	17,042	24,039	35,146
Policy loans	585	684	1,191	1,227
Short-term investments	1,435	462	2,066	881
Other investments	141	19,616	1,895	23,849
Cash and cash equivalents	5,441	4,414	10,463	8,495
Total investment income	124,281	173,604	264,583	331,686
Investment expenses	(4,461)	(5,818)	(9,056)	(11,627)
Net investment income	$119,820	$167,786	$255,527	$320,059
Net investment income decreased $47,966, or 29%, to $119,820 for Second Quarter 2016 from $167,786 for Second Quarter 2015. The decrease was primarily attributable to a $13,367 decrease in investment income from real estate joint ventures, lower investment yields and lower invested assets. Net investment income decreased $64,532, or 20%, to $255,527 for Six Months 2016 from $320,059 for Six Months 2015. This decrease was primarily attributable to a $13,969 decrease in investment income from real estate joint ventures, lower investment yields and lower invested assets.
As of June 30, 2016, the Company owned $145,401 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $133,725 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
The Company has exposure to sub-prime and related mortgages within the Company's fixed maturity security portfolio. At June 30, 2016, approximately 2% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 1% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 6% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2015 Annual Report on Form 10-K and “Item 1A-Risk Factors” in the First Quarter Report. Along with solvency regulations, the primary driver in determining the capital used for subsidiary dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
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
A.M. Best

•	Removed ratings of Union Security Insurance Company and Union Security Life Insurance Company of New York from under review with negative implications and affirmed with a stable outlook.

•	Ratings of Assurant's senior debt were upgraded from bbb to bbb+.

•	Ratings of Assurant's commercial paper were upgraded from AMB-2 to AMB-1.

•	Ratings of all other rated entities were affirmed with a stable outlook.
Moody's Investor Services ("Moody's")

•	Rating of Union Security Insurance Company was affirmed and the outlook revised from developing to stable.

•	All other ratings remain unchanged.
Standard and Poor’s (“S&P”)

•	Rating of Union Security Insurance Company was upgraded from A- to A.

•	Withdrew the ratings of John Alden Life Insurance Company and Time Insurance Company.

•	All other ratings remain unchanged.

For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2015 Annual Report on Form 10-K and "Item 1A- Risk Factors" in the First Quarter Report.
For 2016, the maximum dividends our U.S. domiciled insurance subsidiaries could pay without prior regulatory approval is approximately $564,000.

Liquidity
As of June 30, 2016, we had $725,272 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $900,589, that we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $725,272 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). The $45,000 used to purchase American Title, Inc. on July 1, 2016, was excluded from the $725,272 since that amount was specifically held for that purchase as of June 30, 2016. For more information on the acquisition, see Note 6 to the consolidated financial statements, included elsewhere in this Report. Dividends or returns of capital, net of infusions, made to the holding company by its operating companies were $895,438 for Six Months 2016. The $895,438 includes approximately $604,000 of dividends from statutory insurance subsidiaries that received the cash proceeds related to the sale of the Assurant Employee Benefits segment. The sale of Assurant Employee Benefits is expected to ultimately provide approximately $1,000,000 to the holding company including net proceeds and capital releases. In 2015, dividends, net of infusions, made to the holding company from its operating companies were $174,579, and used primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our stockholders of $516,775 and $378,819 during Six Months 2016 and the year ended December 31, 2015, respectively. We expect operating segment dividends, from Assurant Solutions and Assurant Specialty Property, to approximate segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. We also expect approximately $475,000 in dividends from Assurant Health insurance subsidiaries for full year 2016, of which approximately $84,000 was received in Second Quarter 2016 and totaled approximately $149,000 for Six Months 2016, subject to ultimate development of claims, actual expenses needed to wind down operations, recoveries from Affordable Care Act risk mitigation payments and regulatory approval.
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
We paid dividends of $0.50 per common share on June 14, 2016 to stockholders of record as of May 31, 2016. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
On September 9, 2015, our Board of Directors authorized the Company to repurchase up to an additional $750,000 of its outstanding common stock. During the six months ended June 30, 2016, we repurchased 5,740,258 shares of our outstanding common stock at a cost of $451,697, exclusive of commissions. As of June 30, 2016, $500,406 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next 12 months, including the ability to pay interest on our debt and dividends on our common shares.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits see Note 14 to the consolidated financial statements, included elsewhere in this Report.
Debt
For information on our Senior Notes, Commercial Paper Program and Revolving Credit Facility see Note 9 to the consolidated financial statements, included elsewhere in this Report.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash (used in) provided by:	2016	2015
Operating activities (1)	$(298,243)	$153,417
Investing activities	745,635	55,750
Financing activities	(503,023)	(230,387)
Net change in cash	$(55,631)	$(21,220)

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
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
Net cash (used in) provided by operating activities was $(298,243) and $153,417 for Six Months 2016 and Six Months 2015, respectively. The increase in cash used by operating activities was primarily due to Assurant Health paying claims without any corresponding collection of premiums since this business in now in runoff and timing of other payments in the normal course of business.
Net cash provided by investing activities was $745,635 and $55,750 for Six Months 2016 and Six Months 2015, respectively. The increase in cash provided by investing activities was primarily due to the sale of the Assurant Employee Benefits segment, mainly through reinsurance transactions, to Sun Life and an increase in sales of commercial mortgage loans. See Note 7 to the consolidated financial statements for more information on the sale of commercial mortgage loans. These increases are partially offset by the purchase of fixed maturity securities.
Net cash used in financing activities was $503,023 and $230,387 for Six Months 2016 and Six Months 2015, respectively. The increase in cash used in financing activities was primarily due to an increase in the repurchase of our outstanding common stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015
Interest paid on debt	$29,137	$27,406
Common stock dividends	64,966	40,450
Total	$94,103	$67,856
Letters of Credit
In the normal course of business, we issue letters for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $12,491 and $19,809 of letters of credit outstanding as of June 30, 2016 and December 31, 2015.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2015 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2016. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended June 30, 2016, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2015 Annual Report on Form 10-K and First Quarter 2016 Quarterly Report on Form 10-Q. There have been no material changes during Second Quarter 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in thousands, expect number of shares and per share amounts)
Period in 2016	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	1,147,337	$78.44	1,147,337	$862,125
February 1-29	869,898	70.69	869,898	800,645
March 1-31	1,405,025	76.12	1,405,025	693,717
April 1-30	1,033,098	79.90	1,033,098	611,195
May 1-31	845,869	87.01	845,869	537,609
June 1-30	439,031	84.75	439,031	500,406
Total	5,740,258	$78.71	5,740,258	$500,406

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

10.1	Employment Letter Agreement, dated March 8, 2016, by and between Assurant, Inc. and Ajay Waghray. *

10.2	Form of Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated May 10, 2016. *

10.3	Employment Letter Agreement, dated April 26, 2016, by and between Assurant, Inc. and Richard Dziadzio. *

10.4	Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated July 18, 2016, by and between Assurant, Inc. and Richard Dziadzio. *

10.5	Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016. *

10.6	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2016. *

10.7	Retirement Agreement, dated June 29, 2016, by and between Assurant, Inc. and S. Craig Lemasters. *

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 2, 2016	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: August 2, 2016	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer