Form 10-Q
period 2016-09-30
ASSURANT INC
filed 2016-11-01
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at October 28, 2016 was 57,012,647.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,835,922 in 2016 and $9,470,795 in 2015)	$9,919,591	$10,215,328
Equity securities available for sale, at fair value (cost - $392,780 in 2016 and $450,563 in 2015)	450,617	500,057
Commercial mortgage loans on real estate, at amortized cost	595,067	1,151,256
Policy loans	40,113	43,858
Short-term investments	396,598	508,950
Other investments	631,104	575,323
Total investments	12,033,090	12,994,772
Cash and cash equivalents	1,116,623	1,288,305
Premiums and accounts receivable, net	1,312,738	1,260,717
Reinsurance recoverables	9,059,947	7,470,403
Accrued investment income	116,823	129,743
Deferred acquisition costs	3,034,091	3,150,934
Property and equipment, at cost less accumulated depreciation	337,100	298,414
Tax receivable	—	24,176
Goodwill	839,681	833,512
Value of business acquired	34,350	41,154
Other intangible assets, net	263,284	277,163
Other assets	397,169	469,005
Assets held in separate accounts	1,738,940	1,798,104
Total assets	$30,283,836	$30,036,402
Liabilities
Future policy benefits and expenses	$10,042,896	$9,466,694
Unearned premiums	6,443,266	6,423,720
Claims and benefits payable	3,397,455	3,896,719
Commissions payable	382,778	393,260
Reinsurance balances payable	116,233	132,728
Funds held under reinsurance	106,924	94,417
Deferred gains on disposal of businesses	318,411	92,327
Accounts payable and other liabilities	2,009,379	2,049,810
Tax payable	57,083	—
Debt	1,165,557	1,164,656
Liabilities related to separate accounts	1,738,940	1,798,104
Total liabilities	25,778,922	25,512,435
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 58,010,506 and 65,850,386 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1,503	1,497
Additional paid-in capital	3,168,267	3,148,409
Retained earnings	5,295,671	4,856,674
Accumulated other comprehensive income	328,106	118,549
Treasury stock, at cost; 91,954,392 and 83,523,031 shares at September 30, 2016 and December 31, 2015, respectively	(4,288,633)	(3,601,162)
Total stockholders’ equity	4,504,914	4,523,967
Total liabilities and stockholders’ equity	$30,283,836	$30,036,402

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$1,215,133	$2,058,421	$3,832,595	$6,356,241
Fees and other income	347,693	317,523	1,033,688	920,694
Net investment income	124,798	148,766	380,325	468,825
Net realized gains on investments, excluding other-than- temporary impairment losses	10,704	6,910	194,749	25,434
Total other-than-temporary impairment losses	—	(1,696)	(364)	(4,904)
Portion of net loss (gain) recognized in other comprehensive income, before taxes	—	989	(337)	1,627
Net other-than-temporary impairment losses recognized in earnings	—	(707)	(701)	(3,277)
Amortization of deferred gains and gains on disposal of businesses	135,840	3,243	309,254	9,743
Gain on pension plan curtailment	—	—	29,578	—
Total revenues	1,834,168	2,534,156	5,779,488	7,777,660
Benefits, losses and expenses
Policyholder benefits	435,173	1,254,205	1,379,803	3,732,646
Amortization of deferred acquisition costs and value of business acquired	330,353	341,439	1,007,335	1,064,325
Underwriting, general and administrative expenses	833,778	956,984	2,554,732	2,848,387
Interest expense	14,006	13,779	43,741	41,335
Total benefits, losses and expenses	1,613,310	2,566,407	4,985,611	7,686,693
Income (loss) before provision (benefit) for income taxes	220,858	(32,251)	793,877	90,967
Provision (benefit) for income taxes	76,491	(25,229)	259,843	15,156
Net income (loss)	$144,367	$(7,022)	$534,034	$75,811
Earnings Per Share
Basic	$2.40	$(0.10)	$8.54	$1.10
Diluted	$2.37	$(0.10)	$8.46	$1.09
Dividends per share	$0.50	$0.30	$1.50	$0.87
Share Data
Weighted average shares outstanding used in basic per share calculations	60,262,073	67,632,920	62,522,980	68,646,043
Plus: Dilutive securities	566,268	—	570,340	695,843
Weighted average shares used in diluted per share calculations	60,828,341	67,632,920	63,093,320	69,341,886
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$144,367	$(7,022)	$534,034	$75,811
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(8,362), $15,262, $(85,700) and $103,490, respectively	16,334	(34,719)	162,146	(200,324)
Change in other-than-temporary impairment gains, net of taxes of $(165), $1,031, $405 and $1,663, respectively	306	(1,914)	(753)	(3,089)
Change in foreign currency translation, net of taxes of $498, $2,543, $(1,157) and $4,486, respectively	(15,966)	(68,499)	(18,630)	(114,299)
Pension plan curtailment and amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(96), $(1,481), $(35,966) and $(4,299), respectively	178	2,751	66,794	7,983
Total other comprehensive income (loss)	852	(102,381)	209,557	(309,729)
Total comprehensive income (loss)	$145,219	$(109,403)	$743,591	$(233,918)
See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2015 through September 30, 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2015	$1,497	$3,148,409	$4,856,674	$118,549	$(3,601,162)	$4,523,967
Stock plan exercises	6	(18,702)	—	—	—	(18,696)
Stock plan compensation	—	29,198	—	—	—	29,198
Change in tax benefit from share-based payment arrangements	—	9,362	—	—	—	9,362
Dividends	—		(95,037)	—	—	(95,037)
Acquisition of common stock	—	—	—	—	(687,471)	(687,471)
Net income	—	—	534,034	—	—	534,034
Other comprehensive income	—	—	—	209,557	—	209,557
Balance, September 30, 2016	$1,503	$3,168,267	$5,295,671	$328,106	$(4,288,633)	$4,504,914

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(43,055)	$529,474
Investing activities
Sales of:
Fixed maturity securities available for sale	1,736,090	1,867,603
Equity securities available for sale	160,037	101,566
Other invested assets	51,907	45,902
Property and equipment and other	292	3,394
Subsidiary, net of cash transferred (1)	873,920	65,002
Commercial mortgage loans on real estate (2)	268,833	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	589,352	533,834
Commercial mortgage loans on real estate	86,953	163,310
Purchases of:
Fixed maturity securities available for sale	(2,832,399)	(1,924,070)
Equity securities available for sale	(150,482)	(133,662)
Commercial mortgage loans on real estate	(52,198)	(136,248)
Other invested assets	(79,176)	(25,772)
Property and equipment and other	(66,791)	(89,433)
Subsidiaries, net of cash transferred (3)	(63,243)	(16,844)
Change in short-term investments	106,025	(432,406)
Change in policy loans	2,145	3,246
Change in collateral held/pledged under securities agreements	—	44,952
Net cash provided by investing activities	631,265	70,374
Financing activities
Issuance of debt	249,625	—
Repayment of debt	(250,000)	—
Change in tax benefit from share-based payment arrangements	9,362	(801)
Acquisition of common stock	(674,251)	(218,673)
Dividends paid	(95,037)	(60,906)
Change in obligation under securities agreements	—	(44,952)
Net cash used in financing activities	(760,301)	(325,332)
Effect of exchange rate changes on cash and cash equivalents	(5,449)	(35,459)
Adjustments for cash included in business classified as held for sale	5,858	(13,777)
Change in cash and cash equivalents	(171,682)	225,280
Cash and cash equivalents at beginning of period	1,288,305	1,318,656
Cash and cash equivalents at end of period	$1,116,623	$1,543,936

(1)	Relates to the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions and supplemental and small group self-funded business.

(2)	For further information see Note 7.

(3)
Relates primarily to the acquisition of Shipsurance, Mobile Defense and American Title and the purchase of renewal rights to the National Flood Insurance block of business of Nationwide Mutual Insurance Company.

See the accompanying notes to the consolidated financial statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries globally provide risk management solutions, protecting where consumers live and the goods they buy.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection and related services; extended service contracts; vehicle protection; pre-funded funeral insurance; credit insurance; renters insurance; lender-placed homeowners insurance; mortgage valuation and field services and manufactured housing insurance.
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
The interim financial data as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2016 presentation.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) introduced new and significant premium stabilization programs in 2014. These programs require the Company to record amounts to our consolidated financial statements based on assumptions and estimates that have materially changed in prior periods as experience develops until the Company exits the Health business and settles related receivables. However, given the significant reduction in recoverables under the programs and remaining reserves as of September 30, 2016, the Company believes that such changes will no longer be material to the consolidated financial statements.
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Three and Nine Months Ended September 30, 2016 and 2015
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
Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on presentation and classification in the statement of cash flows. The amendments address certain specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or insignificant coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and guidance related to the identification of the primary source for separately identifiable cash flows. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company is evaluating the requirements of this amended presentation and classification guidance and the potential impact on the Company’s statement of cash flows.
In June 2016, the FASB issued amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the amended guidance eliminates the probable recognition threshold, and, instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses are measured in a manner similar to current GAAP, however the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2020. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the requirements of this amended credit losses guidance and the potential impact on the Company’s financial position and results of operations.
In March 2016, the FASB issued amended guidance on accounting for employee share-based stock compensation. The updated guidance requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as income tax benefit or expense, respectively. This recognition of excess tax benefits and deficiencies will result in earnings volatility as current accounting guidance recognizes these amounts as an adjustment to additional paid-in capital. The excess tax benefits or deficiencies are discrete items in the reporting period in which they occur, and thus will not be considered in determining the annual estimated effective tax rate. The excess tax benefits or deficiencies will be presented as a cash flow within operating activities instead of within financing activities as is the case under current accounting. The Company will adopt the updated guidance on January 1, 2017 and will recognize excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The earnings impact of the adoption will depend on the excess tax benefits or deficiencies realized on vesting or settlement of awards resulting from the difference between the market value of awards at vesting or settlement and the grant date fair value.
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
Three and Nine Months Ended September 30, 2016 and 2015
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
4. Reorganization
As previously announced, the Company expects to substantially complete its exit from the health insurance market by the end of 2016. As part of this process, Assurant reinsured its supplemental and small-group self-funded lines of business and sold certain legal entities to National General Holdings Corp. ("National General"), effective October 1, 2015.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following table presents information regarding exit-related charges, commencing with those taken in the second quarter of 2015:

	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	—	—	—	—
Cash payments	—	—	—	—
Balance at March 31, 2015	$—	$—	$—	$—
Charges	14,435	22,307	4,996	41,738
Non-cash adjustment	—	(21,247)	(2,947)	(24,194)
Cash payments	—	—	—	—
Balance at June 30, 2015	$14,435	$1,060	$2,049	$17,544
Charges	20,927	13	5,795	26,735
Cash payments	(10,728)	(168)	(4,338)	(15,234)
Balance at September 30, 2015	$24,634	$905	$3,506	$29,045
Charges	16,344	17	795	17,156
Cash payments	(4,413)	(152)	(3,808)	(8,373)
Balance at December 31, 2015	$36,565	$770	$493	$37,828
Charges	14,561	4,903	(47)	19,417
Cash payments	(16,181)	(136)	(436)	(16,753)
Balance at March 31, 2016	$34,945	$5,537	$10	$40,492
Charges	6,383	(32)	7	6,358
Cash payments	(15,489)	(214)	(17)	(15,720)
Balance at June 30, 2016	$25,839	$5,291	$—	$31,130
Charges	3,340	(333)	7	3,014
Cash payments	(8,615)	(113)	(7)	(8,735)
Balance at September 30, 2016	20,564	4,845	—	25,409

Amount expected to be incurred, including charges to date	$82,145	$26,876	$11,553	$120,574

Premium deficiency charges				$182,627
Total amount expected to be incurred, including charges to date				$303,201
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
The premium deficiency reserve liability decreased from $79,422 at June 30, 2016 to $57,860 at September 30, 2016. The decrease is consistent with the estimate of third quarter utilization expected at June 30, 2016.
Future cash payments, for these exit-related charges, are expected to be substantially complete by December 31, 2016, with remaining payments extending into 2018 as all final wind-down activities are completed.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
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
The Company was required to allocate the proceeds considering the relative fair value of the transaction components, including the sale of certain legal entities, the reinsurance for existing claims (accounted for as retroactive reinsurance) and reinsurance for inforce policies with remaining terms and future business (primarily accounted for as prospective reinsurance). As of the close date, the Company originally estimated a gain of $638,517 (which was subsequently increased to $640,497 in the second quarter 2016 due to closing adjustments) based on proceeds compared to the relative net assets transferred and other expenses incurred along with realized gains on invested assets transferred. Of this amount, $120,077 was recognized at the close of the transaction and $518,440 (which was subsequently increased to $520,420 in the second quarter due to closing adjustments) was required to be deferred. During the third quarter 2016, the condition for recognition of the $16,000 contingent consideration was met and the Company received this additional cash consideration from Sun Life. The additional consideration was recognized as a realized gain, increasing the total adjusted gain to $656,497.
The total deferred gain amount will primarily be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. The Company recognized $116,856 and $284,284 of amortization of the deferred gains for the three and nine months ended September 30, 2016, respectively. The total pre-tax gain recognized during the nine months ended September 30, 2016 was $420,361.
Approximately 70% of the $520,420 deferred gain related to this transaction (including the $284,284 amortized through September 30, 2016) is expected to be earned in 2016 and over 90% is expected to be earned by the end of 2018. The ultimate amortization pattern will be dependent on a number of factors including the exact timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following represents a summary of the pre-tax gain recognized in 2016 by transaction component, as well as the related classification within the financial statements:

Total expected gains, after adjustment and contingent consideration	$656,497

Transaction closing gains on March 1, 2016:
Gain on sale of entities, net of transaction costs	41,098
Novations, resulting in recognized gains	60,913	(b)
Loss on retroactive reinsurance component, before realized gains	(128,661)	(c)
Net loss prior to realized gains on transferred securities supporting retroactive component	(26,650)	(a)
Realized gains on transferred securities supporting retroactive component	146,727	(c)
Net gains realized as of March 1, 2016	120,077

Realized gains related to contingent consideration	16,000	(d)

Deferred gains as of March 1, 2016, after adjustment	520,420
Amortization of deferred gains for the three months ended March 31, 2016	44,593	(d)
Amortization of deferred gains for the three months ended June 30, 2016	122,835	(d)
Amortization of deferred gains for the three months ended September 30, 2016	116,856	(d)
Subtotal amortization of deferred gains for the nine months ended September 30, 2016	284,284	(d)
Deferred gains as of September 30, 2016	236,136	(e)
Total net gains realized for 2016	$420,361

(a)	Amount classified within underwriting, general and administrative expenses within the Consolidated Statements of Operations.

(b)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

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

(d)	Amount classified as amortization of deferred gains and gains on disposal of businesses within the Consolidated Statements of Operations.

(e)	Amount classified as a component of the deferred gains on disposal of businesses within the Consolidated Balance Sheets.
The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known, and will adjust the prospective revenue to be recognized accordingly.
The Assurant Employee Benefits segment pretax income was $16,747 and $49,754 for the nine month periods ending September 30, 2016 and 2015, respectively (excluding the aforementioned gains realized in 2016 which are included in the Corporate & Other segment).
6. Acquisitions
On July 1, 2016, the Company acquired 100% of American Title, Inc., a leader in title and valuation services for home equity lenders. The acquisition-date fair value of the initial cash consideration totaled $44,961, with a possible earn-out payment based on future expected revenue and gross profits. The contingent payment was determined to have no initial value based on the Company's assessment that the underlying conditions would not be met. However, this may change over time, with any resulting adjustments recorded in earnings when a change in estimated payment is determined. In connection with the acquisition, the Company recorded $32,356 of customer and technology-based intangible assets, all of which are amortizable over periods ranging from 1 to 12.5 years, and $8,534 of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is future expected growth of this business within Assurant Specialty Property.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

On March 14, 2016, the Company acquired certain renewal rights to the National Flood Insurance Program block of business of Nationwide Mutual Insurance Company. The estimated acquisition-date fair value of the consideration transferred totaled $20,329, which consists of an initial cash payment of $1,000 and an expected contingent payment of $19,329. The contingent consideration arrangement is based on future expected revenue. In connection with this asset acquisition, the Company recorded $20,329 of renewal rights intangible assets which are amortizable over a five-year period. The contingent payment may change over time, with any resulting adjustments recorded in earnings when a change in estimated payment is determined.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity and equity securities as of the dates indicated:

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$175,388	$6,130	$(20)	$181,498	$—
States, municipalities and political subdivisions	477,381	43,385	(53)	520,713	—
Foreign governments	524,483	98,714	(46)	623,151	—
Asset-backed	2,782	1,203	(167)	3,818	1,158
Commercial mortgage-backed	40,872	576	(41)	41,407	—
Residential mortgage-backed	893,167	63,020	(57)	956,130	13,840
U.S. corporate	5,110,983	659,093	(5,118)	5,764,958	16,232
Foreign corporate	1,610,866	219,242	(2,192)	1,827,916	2,125
Total fixed maturity securities	$8,835,922	$1,091,363	$(7,694)	$9,919,591	$33,355
Equity securities:
Common stocks	$12,255	$8,561	$(1)	$20,815	$—
Non-redeemable preferred stocks	380,525	50,022	(745)	429,802	—
Total equity securities	$392,780	$58,583	$(746)	$450,617	$—

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$150,681	$3,891	$(537)	$154,035	$—
States, municipalities and political subdivisions	647,335	48,389	(94)	695,630	—
Foreign governments	497,785	65,188	(723)	562,250	—
Asset-backed	3,499	1,367	(204)	4,662	1,285
Commercial mortgage-backed	22,169	352	—	22,521	—
Residential mortgage-backed	953,247	48,676	(3,409)	998,514	15,343
U.S. corporate	5,429,783	513,254	(73,344)	5,869,693	15,705
Foreign corporate	1,766,296	164,295	(22,568)	1,908,023	2,180
Total fixed maturity securities	$9,470,795	$845,412	$(100,879)	$10,215,328	$34,513
Equity securities:
Common stocks	$13,048	$6,623	$(7)	$19,664	$—
Non-redeemable preferred stocks	437,515	45,495	(2,617)	480,393	—
Total equity securities	$450,563	$52,118	$(2,624)	$500,057	$—

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $224,255 and $319,654, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2016 and December 31, 2015, revenue bonds account for 47% and 50% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At September 30, 2016, approximately 78%, 11% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2015, approximately 79%, 8% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of September 30, 2016 and December 31, 2015.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $735,779 with a net unrealized gain of $81,256 at September 30, 2016 and $888,923 with a net unrealized gain of $67,957 at December 31, 2015. Approximately 23% and 25% of the corporate European exposure is held in the financial industry at September 30, 2016 and December 31, 2015, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company's corporate securities as of September 30, 2016 and December 31, 2015, respectively. Approximately 7% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $670,295 with a net unrealized gain of $60,856 at September 30, 2016 and $779,720 with a net unrealized loss of $6,985 at December 31, 2015. Approximately 85% and 89% of the energy exposure is rated as investment grade as of September 30, 2016 and December 31, 2015, respectively.
The cost or amortized cost and fair value of fixed maturity securities at September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$426,548	$431,700
Due after one year through five years	1,730,460	1,820,154
Due after five years through ten years	2,150,767	2,279,393
Due after ten years	3,591,326	4,386,989
Total	7,899,101	8,918,236
Asset-backed	2,782	3,818
Commercial mortgage-backed	40,872	41,407
Residential mortgage-backed	893,167	956,130
Total	$8,835,922	$9,919,591

The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$480,593	$621,194	$3,354,841	$1,978,183
Gross realized gains (a)	10,298	15,097	201,282	41,352
Gross realized losses (b)	1,432	6,707	33,003	18,150

(a)	Nine months ended September 30, 2016 gross realized gains includes $150,701 related to the sale of Assurant Employee Benefits as described in Note 5.

(b)	Nine months ended September 30, 2016 gross realized losses includes $16,427 related to the sale of Assurant Employee Benefits as described in Note 5.
The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$8,737	$5,638	$154,511	$17,897
Equity securities	(203)	1,449	12,940	3,403
Commercial mortgage loans on real estate	62	—	21,607	—
Other investments	2,108	(177)	5,691	4,134
Total net realized gains related to sales and other (a)	10,704	6,910	194,749	25,434
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	(707)	(701)	(3,277)
Total net realized losses related to other-than-temporary impairments	—	(707)	(701)	(3,277)
Total net realized gains	$10,704	$6,203	$194,048	$22,157

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

(a)	Nine months ended September 30, 2016 net gains includes $146,727 related to the sale of Assurant Employee Benefits as described in Note 5.
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
There was no OTTI recorded for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company recorded $364 of OTTI, of which $701 was related to both credit losses and securities the Company intends to sell and recorded as net OTTI losses recognized in earnings, with the remaining $337 related to all other factors and was recorded as an unrealized gain component of AOCI. For the three and nine months ended September 30, 2015, the Company recorded $1,696 and $4,904, respectively, of OTTI, of which $707 and $3,277, respectively, was related to both credit losses and securities the Company intends to sell and recorded as net OTTI losses recognized in earnings, with the remaining $989 and $1,627, respectively, related to all other factors and was recorded as an unrealized loss component of AOCI.
The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts.

	Three Months Ended September 30,
	2016	2015
Balance, June 30,	$29,104	$34,308
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	51
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(851)	(656)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(597)	(90)
Balance, September 30,	$27,656	$33,613

	Nine Months Ended September 30,
	2016	2015
Balance, January 1,	$32,377	$35,424
Additions for credit loss impairments recognized in the current period on securities previously impaired	554	—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	2,621
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2,169)	(1,731)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,106)	(2,701)
Balance, September 30,	$27,656	$33,613

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
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
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$12,003	$(20)	$—	$—	$12,003	$(20)
States, municipalities and political subdivisions	3,947	(53)	—	—	3,947	(53)
Foreign governments	58,031	(2)	6,919	(44)	64,950	(46)
Asset-backed	—	—	1,014	(167)	1,014	(167)
Commercial mortgage-backed	16,784	(41)	—	—	16,784	(41)
Residential mortgage-backed	34,177	(50)	780	(7)	34,957	(57)
U.S. corporate	299,506	(2,279)	70,774	(2,839)	370,280	(5,118)
Foreign corporate	70,303	(449)	20,221	(1,743)	90,524	(2,192)
Total fixed maturity securities	$494,751	$(2,894)	$99,708	$(4,800)	$594,459	$(7,694)
Equity securities:
Common stock	$339	$(1)	$—	$—	$339	$(1)
Non-redeemable preferred stocks	11,499	(105)	13,762	(640)	25,261	(745)
Total equity securities	$11,838	$(106)	$13,762	$(640)	$25,600	$(746)

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$90,008	$(465)	$5,564	$(72)	$95,572	$(537)
States, municipalities and political subdivisions	6,881	(94)	—	—	6,881	(94)
Foreign governments	24,071	(347)	22,239	(376)	46,310	(723)
Asset-backed	—	—	1,136	(204)	1,136	(204)
Residential mortgage-backed	260,620	(3,179)	11,147	(230)	271,767	(3,409)
U.S. corporate	1,287,545	(65,631)	38,224	(7,713)	1,325,769	(73,344)
Foreign corporate	348,912	(19,616)	15,805	(2,952)	364,717	(22,568)
Total fixed maturity securities	$2,018,037	$(89,332)	$94,115	$(11,547)	$2,112,152	$(100,879)
Equity securities:
Common stock	$623	$(7)	$—	$—	$623	$(7)
Non-redeemable preferred stocks	63,665	(1,632)	13,806	(985)	77,471	(2,617)
Total equity securities	$64,288	$(1,639)	$13,806	$(985)	$78,094	$(2,624)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Total gross unrealized losses represent approximately 1% and 5% of the aggregate fair value of the related securities at September 30, 2016 and December 31, 2015, respectively. Approximately 36% and 88% of these gross unrealized losses have been in a continuous loss position for less than twelve months at September 30, 2016 and December 31, 2015, respectively. The total gross unrealized losses are comprised of 239 and 884 individual securities at September 30, 2016 and December 31, 2015, respectively. In accordance with its policy described above, the Company concluded that for these securities an adjustment to its results of operations for other-than-temporary impairments of the gross unrealized losses was not warranted at September 30, 2016 and December 31, 2015. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of September 30, 2016, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s U.S. and foreign corporate fixed maturity securities and in non-redeemable preferred stocks. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, the Company applies an impairment model similar to that used for the Company's fixed maturity securities. As of September 30, 2016, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. Therefore, the Company did not recognize an OTTI on those perpetual preferred securities that had been in a continuous unrealized loss position for twelve months or more. As of September 30, 2016, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At September 30, 2016, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas, and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $7 to $12,671 at September 30, 2016 and from $17 to $14,625 at December 31, 2015.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following summarizes the Company's loan-to-value and average debt-service coverage ratios as of the dates indicated:

	September 30, 2016
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$557,398	93.3%	1.94
71 – 80%	15,876	2.6%	1.17
81 – 95%	19,497	3.3%	1.23
Greater than 95%	4,816	0.8%	3.86
Gross commercial mortgage loans	597,587	100%	1.91
Less valuation allowance	(2,520)
Net commercial mortgage loans	$595,067

	December 31, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,101,572	95.5%	2.01
71 – 80%	39,080	3.4%	1.19
81 – 95%	8,370	0.7%	1.05
Greater than 95%	4,816	0.4%	3.52
Gross commercial mortgage loans	1,153,838	100%	1.98
Less valuation allowance	(2,582)
Net commercial mortgage loans	$1,151,256
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
Commercial Mortgage Loan Securitization

On May 31, 2016, the Company transferred $259,741 of certain commercial mortgage loans on real estate into a trust. Upon transfer, the loans were securitized as a source of funding for the Company and as a means of transferring the economic risk of the loans to third parties. The securitized assets are legally isolated from the creditors of the Company and are not available to satisfy its obligations. The securitization of the assets was accounted for as a sale. The securitized assets can only be used to settle obligations of the trust. The Company does not have the power to direct the activities of the trust, nor does it provide guarantees or recourse to the trust other than standard representations and warranties. The Company retained an interest in the trust in the form of subordinate securities issued by the trust. The trust is a variable interest entity ("VIE") that the Company does not consolidate.

The cash proceeds, including accrued investment income, from the securitization were $269,828, with a corresponding realized gain of $9,092. At closing, the Company purchased $30,822 of securities at fair value from the trust. As of September 30, 2016, the maximum loss exposure the Company has to the trust is $29,709. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Company’s ongoing other-than-temporary impairment review. See Note 8, Fair Values, Inputs, and Valuation Techniques for Financial Assets and Liabilities Disclosures for further description of the Company’s fair value inputs and valuation techniques.

Variable Interest Entities

A VIE is a legal entity which does not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest. The Company's investments in VIEs include private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method and included in the consolidated balance sheets in other investments. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of September 30, 2016, the Company's maximum exposure to loss is $284,379 in recorded carrying value and $67,438 in unfunded commitments. See Commercial Mortgage Loan Securitization section above for the disclosures relating to the commercial mortgage loan securitization trust.

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
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	September 30, 2016
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$181,498	$—		$181,498		$—
State, municipalities and political subdivisions	520,713	—		520,713		—
Foreign governments	623,151	1,023		622,128		—
Asset-backed	3,818	—		3,818		—
Commercial mortgage-backed	41,407	—		11,647		29,760
Residential mortgage-backed	956,130	—		956,130		—
U.S. corporate	5,764,958	—		5,719,004		45,954
Foreign corporate	1,827,916	—		1,793,114		34,802
Equity securities:
Common stocks	20,815	20,132		683		—
Non-redeemable preferred stocks	429,802	—		427,502		2,300
Short-term investments	396,598	189,759	b	206,839	c	—
Other investments	287,751	64,122	a	221,822	c	1,807	d
Cash equivalents	732,808	730,923	b	1,885	c	—
Other assets	9,745	—		9,453	e	292	e
Assets held in separate accounts	1,695,591	1,519,566	a	176,025	c	—
Total financial assets	$13,492,701	$2,525,525		$10,852,261		$114,915

Financial Liabilities
Other liabilities	$88,406	$64,122	a	$22	e	$24,262	e
Liabilities related to separate accounts	1,695,591	1,519,566	a	176,025	c	—
Total financial liabilities	$1,783,997	$1,583,688		$176,047		$24,262

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
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
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$3,000	$—	$—	$—	$(3,000)	$—	$—	$—
Commercial mortgage-backed	31,009	(995)	(203)	—	(51)	—	—	29,760
U.S. corporate	64,707	149	(59)	5,121	(339)	—	(23,625)	45,954
Foreign corporate	28,643	11	502	885	(58)	4,819	—	34,802
Equity Securities
Non-redeemable preferred stocks	2,300	—	—	—	—	—	—	2,300
Other investments	857	984	(14)	—	(20)	—	—	1,807
Other assets	297	(5)	—	—	—	—	—	292
Financial Liabilities
Other liabilities	(25,978)	1,811	—	(95)	—	—	—	(24,262)
Total level 3 assets and liabilities	$104,835	$1,955	$226	$5,911	$(3,468)	$4,819	$(23,625)	$90,653

	Three Months Ended September 30, 2015
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$304	$—	$(2)	$—	$(47)	$—	$255
Residential mortgage-backed	—	1	(104)	9,721	—	—	9,618
U.S. corporate	46,516	(1)	296	—	(613)	(10,819)	35,379
Foreign corporate	3,294	19	(18)	—	(7)	—	3,288
Equity Securities
Non-redeemable preferred stocks	2,120	—	(40)	—	—	—	2,080
Other investments	2,381	58	(12)	—	(24)	—	2,403
Other assets	788	(187)	—	—	—	—	601
Financial Liabilities
Other liabilities	(28,577)	845	—	—	(77)	—	(27,809)
Total level 3 assets and liabilities	$26,826	$735	$120	$9,721	$(768)	$(10,819)	$25,815

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2016
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$—	$—	$—	$3,600	$(3,600)	$—	$—	$—
Commercial mortgage- backed	204	(1,286)	170	30,822	(150)	—	—	29,760
U.S. corporate	34,504	427	1,321	27,737	(1,985)	12,406	(28,456)	45,954
Foreign corporate	28,642	42	1,196	885	(782)	4,819	—	34,802
Equity Securities
Non-redeemable preferred stocks	2,250	—	50	—	—	—	—	2,300
Other investments	2,225	(315)	(34)	—	(69)	—	—	1,807
Other assets	434	(142)	—	—	—	—	—	292
Financial Liabilities
Other liabilities	(27,683)	3,516	—	(95)	—	—	—	(24,262)
Total level 3 assets and liabilities	$40,576	$2,242	$2,703	$62,949	$(6,586)	$17,225	$(28,456)	$90,653

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2015
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage- backed	$403	$—	$(8)	$—	$(140)	$—	$—	$255
Residential mortgage- backed	4,645	1	(104)	9,721	—	—	(4,645)	9,618
U.S. corporate	100,133	(113)	(359)	6,523	(5,207)	2,130	(67,728)	35,379
Foreign corporate	4,142	699	(509)	—	(1,044)	—	—	3,288
Equity Securities
Non-redeemable preferred stocks	2,000	—	80	—	—	—	—	2,080
Other investments	2,121	153	(27)	—	(80)	236	—	2,403
Other assets	807	(206)	—	—	—	—	—	601
Financial Liabilities
Other liabilities	(25,233)	(2,576)	—	77	(77)	—	—	(27,809)
Total level 3 assets and liabilities	$89,018	$(2,042)	$(927)	$16,321	$(6,548)	$2,366	$(72,373)	$25,815

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the periods ended September 30, 2016 and December 31, 2015, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of September 30, 2016 and December 31, 2015, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.
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
Three and Nine Months Ended September 30, 2016 and 2015
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
Level 3 Securities
The Company’s investments classified as Level 3 as of September 30, 2016 and December 31, 2015 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities $3,084 and $304 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of September 30, 2016 and December 31, 2015, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $109,933 and $65,600 were priced internally using independent and non-binding broker quotes as of September 30, 2016 and December 31, 2015, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:
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
Three and Nine Months Ended September 30, 2016 and 2015
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
Disclosures for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also measures the fair value of certain assets and liabilities on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include commercial mortgage loans, goodwill and finite-lived intangible assets.
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
Three and Nine Months Ended September 30, 2016 and 2015
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
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	September 30, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$595,067	$624,664	$—	$—	$624,664
Policy loans	40,113	40,113	40,113	—	—
Other investments	39,806	39,806	—	—	39,806
Total financial assets	$674,986	$704,583	$40,113	$—	$664,470
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$661,578	$695,184	$—	$—	$695,184
Funds withheld under reinsurance	106,924	106,924	106,924	—	—
Debt	1,165,557	1,308,559	—	1,308,559	—
Total financial liabilities	$1,934,059	$2,110,667	$106,924	$1,308,559	$695,184

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,151,256	$1,201,806	$—	$—	$1,201,806
Policy loans	43,858	43,858	43,858	—	—
Other investments	27,534	27,534	—	—	27,534
Total financial assets	$1,222,648	$1,273,198	$43,858	$—	$1,229,340
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$666,068	$676,586	$—	$—	$676,586
Funds withheld under reinsurance	94,417	94,417	94,417	—	—
Debt	1,164,656	1,250,602	—	1,250,602	—
Total financial liabilities	$1,925,141	$2,021,605	$94,417	$1,250,602	$676,586

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
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
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The Company carries an allowance for doubtful accounts for reinsurance recoverables of $314 as of September 30, 2016 and $10,820 as of December 31, 2015.
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
The interest expense and related amortization incurred related to the 2013 Senior Notes was $5,947 and $5,747 for the three months ended September 30, 2016 and 2015, respectively, and $17,837 and $17,240 for the nine months ended September 30, 2016 and 2015, respectively. There was $948 of accrued interest at both September 30, 2016 and 2015. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2016 and 2015 and September 15, 2016 and 2015.
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
The interest expense and related amortization incurred related to the 2004 Senior Notes was $8,058 and $8,032 for the three months ended September 30, 2016 and 2015, respectively, and $24,172 and $24,095 for the nine months ended September 30, 2016 and 2015, respectively. There was $4,008 of accrued interest at both September 30, 2016 and 2015. The Company made interest payments on the 2004 Senior Notes of $16,031 on February 15, 2016 and 2015 and August 15, 2016 and 2015.
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
The interest expense and related fee amortization incurred related to the Note was $1,731 for the nine months ended September 30, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

 Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $395,960 was available at September 30, 2016, due to $4,040 of outstanding letters of credit related to this program.
On September 16, 2014, the Company entered into a five-year unsecured $400,000 revolving credit agreement, as amended by Amendment No. 1, dated as of March 5, 2015, and Amendment No. 2, dated as of October 4, 2016 (the “2014 Credit Facility”), with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility replaced the Company's prior four-year $350,000 revolving credit facility (the "2011 Credit Facility"), which was entered into on September 21, 2011 and was scheduled to expire in September 2015. The 2011 Credit Facility terminated upon the effectiveness of the 2014 Credit Facility. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided the Company is in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their share of the $400,000 facility.
The Company did not use the commercial paper program during the nine months ended September 30, 2016 and 2015 and there were no amounts relating to the commercial paper program outstanding at September 30, 2016 and December 31, 2015. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at September 30, 2016.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At September 30, 2016, the Company was in compliance with all covenants, minimum ratios and thresholds.
10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended September 30, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at June 30, 2016	$(273,398)	$641,255	$21,375	$(61,978)	$327,254
Change in accumulated other comprehensive (loss) income before reclassifications	(15,966)	19,593	302	—	3,929
Amounts reclassified from accumulated other comprehensive income	—	(3,259)	4	178	(3,077)
Net current-period other comprehensive (loss) income	(15,966)	16,334	306	178	852
Balance at September 30, 2016	$(289,364)	$657,589	$21,681	$(61,800)	$328,106

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at June 30, 2015	$(173,511)	$627,477	$25,419	$(130,966)	$348,419
Change in accumulated other comprehensive (loss) income before reclassifications	(68,499)	(27,931)	(1,947)	—	(98,377)
Amounts reclassified from accumulated other comprehensive income	—	(6,788)	33	2,751	(4,004)
Net current-period other comprehensive (loss) income	(68,499)	(34,719)	(1,914)	2,751	(102,381)
Balance at September 30, 2015	$(242,010)	$592,758	$23,505	$(128,215)	$246,038

	Nine Months Ended September 30, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2015	$(270,734)	$495,443	$22,434	$(128,594)	$118,549
Change in accumulated other comprehensive (loss) income before reclassifications	(18,630)	265,874	(1,072)	85,029	331,201
Amounts reclassified from accumulated other comprehensive income	—	(103,728)	319	(18,235)	(121,644)
Net current-period other comprehensive (loss) income	(18,630)	162,146	(753)	66,794	209,557
Balance at September 30, 2016	$(289,364)	$657,589	$21,681	$(61,800)	$328,106

	Nine Months Ended September 30, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Change in accumulated other comprehensive (loss) income before reclassifications	(114,299)	(183,058)	(4,417)	—	(301,774)
Amounts reclassified from accumulated other comprehensive income	—	(17,266)	1,328	7,983	(7,955)
Net current-period other comprehensive (loss) income	(114,299)	(200,324)	(3,089)	7,983	(309,729)
Balance at September 30, 2015	$(242,010)	$592,758	$23,505	$(128,215)	$246,038

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2016	2015
Unrealized gains on securities	$(5,015)	$(10,443)	Net realized gains on investments, excluding other-than-temporary impairment losses
	1,756	3,655	Provision for income taxes
	$(3,259)	$(6,788)	Net of tax
OTTI	$5	$51	Portion of net loss recognized in other comprehensive income, before taxes
	(1)	(18)	Provision for income taxes
	$4	$33	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$—	$(48)	(1)
Amortization of net loss	274	4,280	(1)
	274	4,232	Total before tax
	(96)	(1,481)	Provision for income taxes
	$178	$2,751	Net of tax
Total reclassifications for the period	$(3,077)	$(4,004)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2016	2015
Unrealized gains on securities	$(159,582)	$(26,563)	Net realized gains on investments, excluding other-than-temporary impairment losses
	55,854	9,297	Provision for income taxes
	(103,728)	(17,266)	Net of tax
OTTI	490	2,043	Portion of net loss recognized in other comprehensive income, before taxes
	(171)	(715)	Provision for income taxes
	$319	$1,328	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$—	$(98)	(1)
Amortization of net loss	1,524	12,380	(1)
Gain on pension plan curtailment	(29,578)	—	Gain on pension plan curtailment
	(28,054)	12,282	Total before tax
	9,819	(4,299)	Provision for income taxes
	(18,235)	7,983	Net of tax
Total reclassifications for the period	$(121,644)	$(7,955)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 - Retirement and Other Employee Benefits for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
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
The Compensation Committee of the Board of Directors (the “Compensation Committee”) awards PSUs and RSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP are based on salary grade and performance and generally vest one-third each year over a three-year period. RSUs granted to non-employee directors also vest one-third each year over a three-year period, however, issuance of vested shares is deferred until separation from Board service. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.
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
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2016 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount and the payout levels for 2015 awards and prior can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
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
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

Index, will be included. The adjusted S&P Total Market Index is substantially similar in composition to the previous A.M. Best U.S. Insurance Index.
Effective September 8, 2016, the Company amended its outstanding 2015 and 2014 PSU awards (except those awarded to executive officers of the Company, as defined in Section 16 of the Exchange Act) to exclude the Assurant Employee Benefits and Assurant Health segment revenue from the revenue growth metric in 2016. The modification was made as a result of the Company’s exit of the health insurance market in 2016 and the sale of Assurant Employee Benefits on March 1, 2016 (for more information, see Notes 4 and 5). All other terms of the awards remained unchanged. The incremental expense recognized in the three months ended September 30, 2016 related to this modification was $1,549.
Restricted Stock Units
The following table shows a summary of RSU activity during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RSU compensation expense	$6,199	$5,857	$14,998	$16,316
Income tax benefit	(2,167)	(2,048)	(5,243)	(5,708)
RSU compensation expense, net of tax	$4,032	$3,809	$9,755	$10,608
RSUs granted	41,756	11,861	351,850	351,259
Weighted average grant date fair value per unit	$88.13	$68.55	$79.45	$62.44
Total fair value of vested RSUs	$3,737	$7,112	$25,007	$31,604

As of September 30, 2016, there was $21,590 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.39 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PSU compensation expense	$9,052	$4,577	$13,287	$6,908
Income tax benefit	(3,166)	(1,601)	(4,644)	(2,415)
PSU compensation expense, net of tax	$5,886	$2,976	$8,643	$4,493
PSUs granted	12,700	—	271,346	355,688
Weighted average grant date fair value per unit	$91.12	$—	$81.30	$61.82

Portions of the compensation expense recorded during 2014 were reversed in 2015 since the Company's level of actual performance as measured against pre-established performance goals had declined. As of September 30, 2016, there was $22,229 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.03 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2016 and 2015 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the nine months ended

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

September 30, 2016 and 2015 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
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
The compensation expense recorded related to the ESPP was $310 and $322 for the three months ended September 30, 2016 and 2015, respectively, and $950 and $954 for the nine months ended September 30, 2016 and 2015, respectively.
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
12. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2016	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs
January	1,147,337	$78.44	1,147,337
February	869,898	70.69	869,898
March	1,405,025	76.12	1,405,025
April	1,033,098	79.90	1,033,098
May	845,869	87.01	845,869
June	439,031	84.75	439,031
July	485,725	86.61	485,725
August	1,177,372	85.92	1,177,372
September	1,028,006	89.92	1,028,006
Total	8,431,361	$81.54	8,431,361
On September 9, 2015, the Company’s Board of Directors authorized the Company to repurchase up to $750,000 of its outstanding common stock.
During the nine months ended September 30, 2016, the Company repurchased 8,431,361 shares of the Company’s outstanding common stock at a cost of $687,305, exclusive of commissions, leaving $264,798 remaining under the total repurchase authorization at September 30, 2016.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

13. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income (loss)	$144,367	$(7,022)	$534,034	$75,811
Deduct dividends paid	(30,071)	(20,456)	(95,037)	(60,906)
Undistributed earnings (loss)	$114,296	$(27,478)	$438,997	$14,905
Denominator
Weighted average shares outstanding used in basic earnings per share	60,262,073	67,632,920	62,522,980	68,646,043
Incremental common shares from:
PSUs	566,268	—	570,340	695,843
Weighted average shares used in diluted earnings per share calculations	60,828,341	67,632,920	63,093,320	69,341,886
Earnings per common share - Basic
Distributed earnings	$0.50	$0.30	$1.52	$0.89
Undistributed earnings (loss)	1.90	(0.40)	7.02	0.21
Net income (loss)	$2.40	$(0.10)	$8.54	$1.10
Earnings per common share - Diluted*
Distributed earnings	$0.49	$0.30	$1.50	$0.88
Undistributed earnings (loss)	1.88	(0.40)	6.96	0.21
Net income (loss)	$2.37	$(0.10)	$8.46	$1.09

*
In accordance with earnings per share guidance, diluted per share amounts were computed in the same manner as basic per share amounts when a loss from operations existed during the three months ended September 30, 2015.

Average PSUs totaling 5,301 and 6,449 for the three and nine months ended September 30, 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding during the three and nine months ended September 30, 2015.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

14. Retirement and Other Employee Benefits
The components of net periodic (gain) benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Qualified Pension Benefits			Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016 Plan 1	2016 Plan 2	2015	2016	2015	2016	2015
Service cost	$1,397	$—	$8,725	$144	$1,394	$—	$589
Interest cost	3,240	3,524	9,119	880	1,363	893	967
Expected return on plan assets	(5,461)	(8,077)	(13,209)	—	—	(762)	(808)
Amortization of prior service cost	—	—	—	24	194	—	(242)
Amortization of net loss	—	146	3,535	128	745	—	—
Curtailment/settlement charge	—	—	—	—	411	—	—
Net periodic (gain) benefit cost	$(824)	$(4,407)	$8,170	$1,176	$4,107	$131	$506

	Qualified Pension Benefits			Nonqualified Pension Benefits (1)		Retirement Health Benefits
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016 Plan 1	2016 Plan 2	2015	2016	2015	2016	2015
Service cost	$1,397	$—	$28,225	$344	$3,644	$—	$1,839
Interest cost	10,040	10,524	27,219	2,730	4,063	2,643	2,867
Expected return on plan assets	(21,061)	(19,977)	(40,659)	—	—	(2,262)	(2,458)
Amortization of prior service cost	—	—	—	24	594	—	(692)
Amortization of net loss	—	796	10,185	728	2,195	—	—
Curtailment/settlement (gain) charge	(23,057)	—	—	(2,285)	1,211	(4,236)	—
Net periodic (gain) benefit cost	$(32,681)	$(8,657)	$24,970	$1,541	$11,707	$(3,855)	$1,556

(1)	The Company’s nonqualified plan is unfunded.
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
Also as a result of the curtailment, the Plan's funded status increased to $51,328 (based on the fair value of the assets compared to the accumulated benefit obligation) at September 30, 2016 from $(51,973) (based on the fair value of the assets compared to the projected benefit obligation) at December 31, 2015. This equates to a 106% and 94% funded status at September 30, 2016 and December 31, 2015, respectively. During the first nine months of 2016, no cash was contributed to the Plan. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

During the first quarter of 2016, the Company announced that it will make a special, one-time contribution of three percent of eligible pay into the defined contribution plan for all active employees as of December 31, 2016. Employees whose employment ends between March 1 and December 30, 2016 due to death, total disability, retirement (as defined in the Plan) or as part of an involuntary termination without cause initiated by the Company are also eligible for this contribution. The Company had $18,044 accrued in connection with this special, one-time contribution as of September 30, 2016.
15. Segment Information
During 2016, the Company announced its plans to realign its lines of business under a newly created Chief Operating Officer position. The senior management team continues to work on the new organizational framework and corresponding operating structure. The presentation of the segments described below is expected to be modified accordingly and prior periods' presentations revised to conform to the new operating segments. The Company expects such changes to be in effect by December 31, 2016.
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively. As of September 30, 2016, the Company has five reportable segments, which are defined based on the nature of the products and services offered:
•Assurant Solutions: provides mobile device protection and related services; extended service contracts; vehicle protection; pre-funded funeral insurance and credit insurance.
•Assurant Specialty Property: provides renters insurance; lender-placed homeowners insurance; mortgage valuation and field services and manufactured housing insurance.
•Corporate & Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements and other unusual and infrequent items, including the loss related to the sale of Assurant Employee Benefits.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2016
	Solutions	Specialty Property	Health	Corporate & Other	Consolidated
Revenues
Net earned premiums	$757,201	$457,446	$486	$—	$1,215,133
Fees and other income	213,784	121,624	4,943	7,342	347,693
Net investment income	95,349	16,991	1,551	10,907	124,798
Net realized gains on investments	—	—	—	10,704	10,704
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	135,840	135,840
Total revenues	1,066,334	596,061	6,980	164,793	1,834,168
Benefits, losses and expenses
Policyholder benefits (2)	240,963	218,663	(24,453)	—	435,173
Amortization of deferred acquisition costs and value of business acquired	278,266	52,087	—	—	330,353
Underwriting, general and administrative expenses (3)	484,321	260,725	31,467	57,265	833,778
Interest expense	—	—	—	14,006	14,006
Total benefits, losses and expenses	1,003,550	531,475	7,014	71,271	1,613,310
Segment income (loss) before provision for income tax	62,784	64,586	(34)	93,522	220,858
Provision for income taxes	20,082	20,035	1,712	34,662	76,491
Segment income (loss) after tax	$42,702	$44,551	$(1,746)	$58,860
Net income					$144,367

(1)	Includes $132,856 related to the additional deferred gains and gains related to the Assurant Employee Benefits sale on March 1, 2016, as referenced in Note 4.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period utilization of the premium deficiency reserve of $21,562 for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses.

(3)	Corporate & Other includes an $18,000 expense related to a post-close adjustment pertaining to an estimated indemnification that will be due on a previous disposition.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$749,494	$491,836	$551,201	$265,890	$—	$2,058,421
Fees and other income	190,071	105,884	15,113	6,213	242	317,523
Net investment income	91,211	19,663	5,867	26,440	5,585	148,766
Net realized gains on investments	—	—	—	—	6,203	6,203
Amortization of deferred gains and gains on disposal of businesses	—	—	—	—	3,243	3,243
Total revenues	1,030,776	617,383	572,181	298,543	15,273	2,534,156
Benefits, losses and expenses
Policyholder benefits	235,299	172,444	663,963	182,499	—	1,254,205
Amortization of deferred acquisition costs and value of business acquired	267,146	62,380	3,504	8,409	—	341,439
Underwriting, general and administrative expenses	454,399	249,411	124,892	90,801	37,481	956,984
Interest expense	—	—	—	—	13,779	13,779
Total benefits, losses and expenses	956,844	484,235	792,359	281,709	51,260	2,566,407
Segment income (loss) before provision (benefit) for income tax	73,932	133,148	(220,178)	16,834	(35,987)	(32,251)
Provision (benefit) for income taxes	21,487	45,891	(75,781)	6,396	(23,222)	(25,229)
Segment income (loss) after tax	$52,445	$87,257	$(144,397)	$10,438	$(12,765)
Net income						$(7,022)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2016
	Solutions	Specialty Property	Health	Employee Benefits (1)	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,251,377	$1,378,373	$24,874	$177,971	$—	$3,832,595
Fees and other income	654,801	339,232	18,345	4,244	17,066	1,033,688
Net investment income	272,634	53,158	7,472	17,340	29,721	380,325
Net realized gains on investments (2)	—	—	—	—	194,048	194,048
Amortization of deferred gains and gains on disposal of businesses (3)	—	—	—	—	309,254	309,254
Gain on pension plan curtailment	—	—	—	—	29,578	29,578
Total revenues	3,178,812	1,770,763	50,691	199,555	579,667	5,779,488
Benefits, losses and expenses
Policyholder benefits (4)	689,944	600,794	(29,416)	118,481	—	1,379,803
Amortization of deferred acquisition costs and value of business acquired	830,308	171,169	—	5,858	—	1,007,335
Underwriting, general and administrative expenses (5)	1,461,466	734,079	122,185	58,469	178,533	2,554,732
Interest expense	—	—	—	—	43,741	43,741
Total benefits, losses and expenses	2,981,718	1,506,042	92,769	182,808	222,274	4,985,611
Segment income (loss) before provision (benefit) for income tax	197,094	264,721	(42,078)	16,747	357,393	793,877
Provision (benefit) for income taxes	45,858	86,878	(7,733)	6,277	128,563	259,843
Segment income (loss) after tax	$151,236	$177,843	$(34,345)	$10,470	$228,830
Net income						$534,034
	As of September 30, 2016

Segment assets:	$15,095,957	$3,878,559	$412,311	$—	$10,897,009	$30,283,836

(1)	Assurant Employee Benefits amounts represent the results of operations prior to the sale on March 1, 2016.

(2)	Includes $146,727 related to assets transferred to Sun Life as part of the Assurant Employee Benefits sale on March 1, 2016.

(3)	Includes $300,284 related to the additional deferred gains and gains related to the Assurant Employee Benefits sale on March 1, 2016.

(4)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of the premium deficiency reserve of $20,187 for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses (the net year to date utilization includes a partially offsetting additional premium deficiency charge incurred in first six months of 2016).

(5)
Corporate & Other includes $16,672 intangible asset impairment charge related to trade names that will no longer be used or defended by the Company, and an $18,000 expense related to a post-close adjustment pertaining to an estimated indemnification that will be due on a previous disposition.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except number of shares and per share amounts)

	Nine Months Ended September 30, 2015
	Solutions	Specialty Property	Health	Employee Benefits	Corporate & Other	Consolidated
Revenues
Net earned premiums	$2,256,575	$1,552,304	$1,745,386	$801,976	$—	$6,356,241
Fees and other income	541,717	296,248	48,136	18,947	15,646	920,694
Net investment income	283,378	65,621	19,888	84,281	15,657	468,825
Net realized gains on investments	—	—	—	—	22,157	22,157
Amortization of deferred gains and gains on disposal of businesses	—	—	—	—	9,743	9,743
Total revenues	3,081,670	1,914,173	1,813,410	905,204	63,203	7,777,660
Benefits, losses and expenses
Policyholder benefits	685,946	591,652	1,894,049	560,999	—	3,732,646
Amortization of deferred acquisition costs and value of business acquired	809,001	220,560	10,694	24,070	—	1,064,325
Underwriting, general and administrative expenses	1,351,600	725,518	412,678	270,381	88,210	2,848,387
Interest expense	—	—	—	—	41,335	41,335
Total benefits, losses and expenses	2,846,547	1,537,730	2,317,421	855,450	129,545	7,686,693
Segment income (loss) before provision (benefit) for income tax	235,123	376,443	(504,011)	49,754	(66,342)	90,967
Provision (benefit) for income taxes	67,504	126,565	(151,870)	17,900	(44,943)	15,156
Segment income (loss) after tax	$167,619	$249,878	$(352,141)	$31,854	$(21,399)
Net income						$75,811
	As of December 31, 2015

Segment assets:	$14,356,484	$3,648,738	$1,437,032	$2,190,808	$8,403,340	$30,036,402

16. Commitments and Contingencies
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12,372 and $19,809 of letters of credit outstanding as of September 30, 2016 and December 31, 2015, respectively.
On January 16, 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including the American Security Insurance Company, are subject to the examination. At present, 44 jurisdictions are participating. During the course of the examination, which began in 2015, the Company has cooperated in responding to requests for information and documents and has engaged in various communications with the examiners. The examination continues and no final report has been issued.
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
Three and Nine Months Ended September 30, 2016 and 2015
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
The Company is subject to certain indemnification requirements that were contractually agreed upon related to a previous disposition. The Company has an indemnification agreement pertaining to the actuarial development of claims reserves, for which it incurred an $18,000 expense during the three months ended September 30, 2016 based on adverse development realized in the three months ended September 30, 2016. The terms of the sale agreement stipulate that loss reserves be finalized and settled at the end of a three year period. The Company will be required to continually assess such liabilities through settlement, with any resulting adjustments recorded in earnings when a change in estimated payment is determined.
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which is ongoing, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty.
If Penn Treaty is placed in liquidation, the Company’s insurance entities and other insurers may be required to pay a portion of Penn Treaty’s policyholder claims through state guaranty association assessments. We are currently evaluating the estimate of losses resulting from this potential insolvency which will depend on when and to what extent Penn Treaty will be declared insolvent, the amount of the insolvency, the amount and timing of associated future guaranty association assessments or the amount or the availability of any premium tax or other potential offsets. We do not expect such amount to be material to the Company. It is reasonably possible that during 2016 we may record a liability and expense relating to Penn Treaty based on the progression to actual insolvency and our estimate of the resulting state assessments.
17. Income Taxes
During the nine months ended September 30, 2016, the Company recorded a net tax benefit of $18,000 in the Assurant Solutions segment. The tax benefit was driven by an international restructuring, in which there was a redemption of shares. For U.S. tax purposes, the redemption was treated as a dividend of the shares, attracted foreign tax credits and resulted in a tax benefit. The benefit is reflected in the provision for income taxes line item in the consolidated statements of operations.
During the nine months ended September 30, 2015, the Company recorded a net tax benefit of $16,025 in the Assurant Corporate segment. The tax benefit was a result of the sale of certain non-insurance legal entities to National General and is reflected in the provision for income taxes line item in the consolidated statements of operations. See Note 4 for more information. In addition, the Company recorded a net tax benefit of $8,448 in the Assurant Solutions segment. The tax benefit was primarily a result of an international reorganization and is reflected in the provision for income taxes line item in the consolidated statements of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Nine Months Ended September 30, 2016 and 2015
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or the "Company”) as of September 30, 2016, compared with December 31, 2015, and our results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with our MD&A and annual audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). The 2015 Annual Report, this Report, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
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
For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A-Risk Factors” and “Item 7-MD&A-Critical Factors Affecting Results” in our 2015 Annual Report and “Item 1A-Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (the "First Quarter Report").
General
During 2016, the Company announced its plans to realign its lines of business under a newly created Chief Operating Officer position. The senior management team continues to work on the new organizational framework and corresponding operating structure. The presentation of the segments described below is expected to be modified accordingly and prior periods' presentations revised to conform to the new operating segments. The Company expects such changes to be in effect by December 31, 2016.
As previously announced, the Company will substantially exit the health insurance market by the end of 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively, to the consolidated financial statements, included elsewhere in this Report. As of September 30, 2016, the Company has five reportable segments, which are defined based on the nature of the products and services offered:
•Assurant Solutions: provides mobile device protection and related services; extended service contracts; vehicle protection; pre-funded funeral insurance and credit insurance.
•Assurant Specialty Property: provides renters insurance; lender-placed homeowners insurance; mortgage valuation and field services and manufactured housing insurance.
•Corporate & Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements and other unusual and infrequent items, including the loss related to the sale of Assurant Employee Benefits.
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
The following discussion relates to the three and nine months ended September 30, 2016 (“Third Quarter 2016” and "Nine Months 2016") and the three and nine months ended September 30, 2015 (“Third Quarter 2015” and "Nine Months 2015").
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
Consolidated net income increased $151,389 to net income of $144,367 for Third Quarter 2016, compared with a net loss of $(7,022) for Third Quarter 2015. For Nine Months 2016, net income increased $458,223 to $534,034, compared with net income of $75,811 for Nine Months 2015. The increase in Third Quarter 2016 compared with Third Quarter 2015 was primarily due to lower losses and exit-related charges from the wind down of Assurant Health runoff operations and an increase in the amortization of deferred gains and gains on disposal of businesses related to the transfer of assets and other items associated with the sale of our Assurant Employee Benefits segment. These items were partially offset by higher reportable catastrophe losses related to floods in Louisiana as well as the ongoing normalization of our lender-placed homeowners insurance business.
Assurant Solutions net income decreased $9,743 to $42,702 for Third Quarter 2016 from $52,445 for Third Quarter 2015. Excluding a $4,500 tax benefit in Third Quarter 2015, net income declined $5,243. The decline was primarily due to lower contributions from our mobile business, largely due to higher technology expenses to modernize certain systems and lower repair and logistics volumes as customers upgraded or traded-in significantly fewer phones this period. In addition, we experienced declines in legacy extended service contracts and domestic credit insurance businesses. These items were partially offset by higher real estate joint venture partnership income.
Third Quarter 2016 net earned premiums and fees increased $31,420 to $970,985 for Third Quarter 2016 compared with Third Quarter 2015 primarily due to an increase in mobile subscribers and growth in our vehicle service contracts business. These items were partially offset by declines from certain North American retailers, our domestic credit business and foreign currency exchange volatility.
Overall, we expect Assurant Solution's full year net income to decline modestly from 2015. We expect growth from new and existing mobile programs in 2016 to be offset by declines in legacy extended service contracts, credit insurance and the loss of the tablet program. In order to improve performance and generate profitable growth we are implementing a more rigorous expense management process along with a more robust technology infrastructure to maximize our global capabilities. We expect net earned premiums and fees to increase in 2016, driven by growth in mobile subscribers and vehicle service contracts, partially offset by lower service contract revenue from legacy North American retail clients and continued declines in our credit insurance business.
Assurant Specialty Property net income decreased $42,706 to $44,551 for Third Quarter 2016 from $87,257 for Third Quarter 2015 primarily due to higher weather-related claims and the ongoing normalization of our lender-placed homeowners insurance business. Third Quarter 2016 included $33,104 (after-tax) of reportable catastrophe losses from flooding in Louisiana, while Third Quarter 2015 had none.
Net earned premiums and fees decreased $18,650 to $579,070 for Third Quarter 2016 compared with Third Quarter 2015, primarily due to lower placement and premium rates in the lender-placed homeowners insurance business. The decrease was partially offset by growth in our multi-family housing and mortgage solutions businesses. The Multi-family housing revenue increase reflected a higher volume of renters’ policies sold through our affinity channels and increased penetration rates across our property management network, while the mortgage solutions businesses revenue increase was primarily due to the July acquisition of American Title, Inc., a leader in title and valuation services for home equity lenders.
Overall, we expect Assurant Specialty Property’s full year 2016 net income and net earned premiums to decrease from 2015 levels, reflecting the ongoing normalization of our lender-placed insurance business. We expect the decline to be partially offset by contributions from multi-family housing and mortgage solutions businesses and increased efficiencies and expense savings initiatives. Overall results will be affected by catastrophe losses, including Hurricane Matthew, which inflicted severe flooding and wind damage, particularly in parts of Georgia, the Carolinas and the Caribbean in early October. We are still assessing the damage and processing claims, but we estimate losses could total up to $70,000 (after-tax).
Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Factors affecting these items, including unemployment, difficult conditions in financial markets and the global economy, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A Critical Factors Affecting Results” in our 2015 Annual Report and “Item 1A-Risk Factors” in the First Quarter Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the nine months ended September 30, 2016, net cash used in operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $42,646; net cash provided by investing activities totaled $631,265 and net cash used in financing activities totaled $760,301. We had $1,116,623 in cash and cash equivalents as of September 30, 2016. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2015 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2015 Annual Report were consistently applied to the unaudited interim consolidated financial statements for Third Quarter 2016.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$1,215,133	$2,058,421	$3,832,595	$6,356,241
Fees and other income	347,693	317,523	1,033,688	920,694
Net investment income	124,798	148,766	380,325	468,825
Net realized gains on investments	10,704	6,203	194,048	22,157
Amortization of deferred gains and gains on disposal of businesses	135,840	3,243	309,254	9,743
Gain on pension plan curtailment	—	—	29,578	—
Total revenues	1,834,168	2,534,156	5,779,488	7,777,660
Benefits, losses and expenses:
Policyholder benefits	435,173	1,254,205	1,379,803	3,732,646
Selling, underwriting and general expenses	1,164,131	1,298,423	3,562,067	3,912,712
Interest expense	14,006	13,779	43,741	41,335
Total benefits, losses and expenses	1,613,310	2,566,407	4,985,611	7,686,693
Income (loss) before provision (benefit) for income taxes	220,858	(32,251)	793,877	90,967
Provision (benefit) for income taxes	76,491	(25,229)	259,843	15,156
Net income (loss)	$144,367	$(7,022)	$534,034	$75,811

The following discussion provides a general overall analysis of how the consolidated results were affected by our segments for Third Quarter 2016 and Nine Months 2016 compared to Third Quarter 2015 and Nine Months 2015, respectively. Please see the discussion that follows for each of these segments for a more detailed analysis of the fluctuations.
For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Income (Loss)
Results increased $151,389, or 2,156%, to net income of $144,367 for Third Quarter 2016, compared with a net loss of $(7,022) for Third Quarter 2015. The increase was primarily due to lower losses and exit-related charges from the wind down of Assurant Health runoff operations and an increase in the amortization of deferred gains and gains on disposal of businesses related to the transfer of assets and other items associated with the sale of our Assurant Employee Benefits segment, mainly through a series of reinsurance transactions, to Sun Life. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report. These items were partially offset by higher reportable catastrophe losses related to floods in Louisiana as well as the ongoing normalization of our lender-placed homeowners insurance business.
For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Income
Net income increased $458,223, or 604%, to $534,034 for Nine Months 2016, compared with $75,811 of net income for Nine Months 2015. The increase was primarily due to lower losses and exit-related charges from the wind down of the Assurant Health runoff operations and an additional $111,730 (after-tax) in net realized gains on investments and a $194,682 (after-tax) increase in amortization of deferred gains and gains on disposal of businesses, both related to the transfer of assets and other items associated with the sale of Assurant Employee Benefits segment. For more information on the sale, see Note 5 to the consolidated financial statements, included elsewhere in this Report.

In addition, Nine Months 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. For more information on the pension plan freeze, see Note 14 to the consolidated financial statements, included elsewhere in this Report.

Assurant Solutions
Overview
The table below presents information regarding Assurant Solutions’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$757,201	$749,494	$2,251,377	$2,256,575
Fees and other income	213,784	190,071	654,801	541,717
Net investment income	95,349	91,211	272,634	283,378
Total revenues	1,066,334	1,030,776	3,178,812	3,081,670
Benefits, losses and expenses:
Policyholder benefits	240,963	235,299	689,944	685,946
Selling, underwriting and general expenses	762,587	721,545	2,291,774	2,160,601
Total benefits, losses and expenses	1,003,550	956,844	2,981,718	2,846,547
Segment income before provision for income taxes	62,784	73,932	197,094	235,123
Provision for income taxes	20,082	21,487	45,858	67,504
Segment net income	$42,702	$52,445	$151,236	$167,619

Net earned premiums, fees and other:
Global connected living	$647,665	$618,887	$1,926,112	$1,860,681
Global vehicle protection	175,343	156,007	537,788	446,277
Global preneed	43,254	43,342	129,198	128,068
Global credit and other	104,723	121,329	313,080	363,266
Total	$970,985	$939,565	$2,906,178	$2,798,292

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Income
Segment net income decreased $9,743, or 19%, to $42,702 for Third Quarter 2016 from $52,445 for Third Quarter 2015. The decrease was due in part to a $4,500 net tax benefit in Third Quarter 2015 from international operations that did not recur in the Third Quarter 2016. Additionally, segment net income declined primarily due to lower contributions from mobile, legacy extended service contracts from North American retailers and our credit insurance business. Mobile results reflected lower than expected volumes from mobile repair and logistics and higher expenses related to certain technology systems. These items were partially offset by $3,269 (after-tax) investment income from real estate joint venture partnerships.
Total Revenues
Total revenues increased $35,558, or 3%, to $1,066,334 for Third Quarter 2016 from $1,030,776 for Third Quarter 2015. Net earned premiums increased $7,707 primarily due to growth from our domestic vehicle protection business and our global mobile protection programs. Fees and other income increased $23,713, primarily driven by growth in mobile subscribers. These items were partially offset by foreign currency exchange volatility as well as declines from legacy retail clients and credit insurance. Net investment income increased $4,138 in Third Quarter 2016 compared with Third Quarter 2015, primarily due to increases in investment income from real estate joint venture partnerships. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $46,706, or 5%, to $1,003,550 for Third Quarter 2016 from $956,844 for Third Quarter 2015. Policyholder benefits increased $5,664, primarily due to overall growth in our domestic vehicle protection business and global mobile protection programs. Selling, underwriting and general expenses increased $41,042, mostly related to growth in our domestic mobile programs, including higher expenses related to certain technology systems, and domestic vehicle protection business, partially offset by foreign currency exchange volatility.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Income
Segment net income decreased $16,383, or 10%, to $151,236 for Nine Months 2016 from $167,619 for Nine Months 2015. The decrease was primarily due to the loss of a domestic tablet program and an adjustment related to the amortization of deferred acquisition costs and policyholders benefits for an older block of preneed policies. These items were partially offset by a $5,100 net tax benefit increase related to a redemption of shares in our international structure.
Total Revenues
Total revenues increased $97,142, or 3%, to $3,178,812 for Nine Months 2016 from $3,081,670 for Nine Months 2015. Net earned premiums decreased $5,198 primarily due to foreign currency exchange volatility, the loss of a domestic tablet program and the continued run-off of our credit insurance business. These items were partially offset by growth from our domestic vehicle protection business and global mobile protection programs. Fees and other income increased $113,084, primarily driven by growth in our global mobile programs and subscribers. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $135,171, or 5%, to $2,981,718 for Nine Months 2016 from $2,846,547 for Nine Months 2015. Policyholder benefits increased $3,998 primarily due to higher loss experience in our global mobile protection programs due in part to expansion of our international mobile business in Asia and Europe, an adjustment related to the amortization of policyholder benefits for an older block of preneed policies. Selling, underwriting and general expenses increased $131,173, mostly related to our domestic mobile protection programs and related services, growth in our domestic vehicle protection business and an adjustment related to the amortization of a deferred acquisition cost adjustment mentioned earlier. These items were partially offset by foreign currency exchange volatility and lower legal expenses.

Assurant Specialty Property
Overview
The table below presents information regarding Assurant Specialty Property’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$457,446	$491,836	$1,378,373	$1,552,304
Fees and other income	121,624	105,884	339,232	296,248
Net investment income	16,991	19,663	53,158	65,621
Total revenues	596,061	617,383	1,770,763	1,914,173
Benefits, losses and expenses:
Policyholder benefits	218,663	172,444	600,794	591,652
Selling, underwriting and general expenses	312,812	311,791	905,248	946,078
Total benefits, losses and expenses	531,475	484,235	1,506,042	1,537,730
Segment income before provision for income taxes	64,586	133,148	264,721	376,443
Provision for income taxes	20,035	45,891	86,878	126,565
Segment net income	$44,551	$87,257	$177,843	$249,878

Net earned premiums, fees and other:
Lender-placed insurance	$328,635	$373,435	$996,990	$1,200,362
Multi-family housing	81,886	74,407	237,256	207,433
Mortgage solutions	88,094	72,290	243,444	208,036
Manufactured housing and other	80,455	77,588	239,915	232,721
Total	$579,070	$597,720	$1,717,605	$1,848,552

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
Lender-placed insurance products accounted for 58% and 65% of net earned premiums and fees for Nine Months 2016 and Nine Months 2015, respectively. The approximate corresponding contributions to the segment net income in these periods were 63% and 77%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Income
Segment net income decreased $42,706, or 49%, to $44,551 for Third Quarter 2016 from $87,257 for Third Quarter 2015 primarily due to higher weather-related claims and the ongoing normalization of our lender-placed homeowners insurance business. Third Quarter 2016 included $33,104 (after-tax) of reportable catastrophe losses, while Third Quarter 2015 had none.

Total Revenues
Total revenues decreased $21,322, or 3%, to $596,061 for Third Quarter 2016 from $617,383 for Third Quarter 2015. The decrease was primarily due to lower lender-placed homeowners insurance net earned premiums, partially offset by fee income growth from multi-family housing and mortgage solutions businesses, including the recently acquired title and valuation business. The decline in lender-placed homeowners insurance is primarily due to expected decline in placement rates, previously disclosed loss of client business and premium rate reductions. A few significant clients continued to account for a substantial portion of segment revenue.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $47,240, or 10%, to $531,475 for Third Quarter 2016 from $484,235 for Third Quarter 2015. Total policyholder benefits increased $46,219 to $218,663 for Third Quarter 2016, compared with $172,444 for Third Quarter 2015. The increase was primarily related to $50,929 of reportable catastrophe losses in Third Quarter 2016 while Third Quarter 2015 had no reportable catastrophe losses. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses increased $1,021 in Third Quarter 2016 compared with Third Quarter 2015 mainly due to growth in mortgage solutions businesses.
For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Income
Segment net income decreased $72,035, or 29%, to $177,843 for Nine Months 2016 from $249,878 for Nine Months 2015 primarily due to higher weather-related claims and the ongoing normalization of lender-placed homeowners insurance business. Nine Months 2016 included $58,469 (after-tax) of reportable catastrophe losses, while Nine Months 2015 had $9,497 (after-tax).

Total Revenues
Total revenues decreased $143,410, or 7%, to $1,770,763 for Nine Months 2016 from $1,914,173 for Nine Months 2015. The decrease was primarily due to lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners net earned premiums was primarily due to expected decline in placement rates, lower premium rates, and previously disclosed loss of client business. These items were partially offset by an increase in revenues from the multi-family housing and mortgage solutions businesses. A few significant clients continued to account for a substantial portion of segment revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $31,688, or 2%, to $1,506,042 for Nine Months 2016 from $1,537,730 for Nine Months 2015. Total policyholder benefits increased $9,142 to $600,794 for Nine Months 2016 compared with $591,652 for Nine Months 2015. The increase was primarily due to $89,952 of reportable catastrophe losses in Nine Months 2016 compared with $14,612 for Nine Months 2015, which was largely offset by favorable non-catastrophe losses due to lower claims frequency and severity. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses decreased $40,830 in Nine Months 2016 compared with Nine Months 2015 mainly due to savings from cost efficiency efforts, partially offset by growth in mortgage solutions businesses.

Assurant Health
Overview
The table below presents information regarding Assurant Health’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums (1)	$486	$551,201	$24,874	$1,745,386
Fees and other income	4,943	15,113	18,345	48,136
Net investment income	1,551	5,867	7,472	19,888
Total revenues	6,980	572,181	50,691	1,813,410
Benefits, losses and expenses:
Policyholder benefits (2)	(24,453)	663,963	(29,416)	1,894,049
Selling, underwriting and general expenses	31,467	128,396	122,185	423,372
Total benefits, losses and expenses	7,014	792,359	92,769	2,317,421
Segment loss before provision (benefit) for income taxes	(34)	(220,178)	(42,078)	(504,011)
Provision (benefit) for income taxes	1,712	(75,781)	(7,733)	(151,870)
Segment net loss	$(1,746)	$(144,397)	$(34,345)	$(352,141)
Net earned premiums:
Individual	$(850)	$463,525	$8,646	$1,466,008
Small employer group	1,336	87,676	16,228	279,378
Total (1)	$486	$551,201	$24,874	$1,745,386

(1)	Third Quarter 2016 and Nine Months 2016 includes the reversal of $8,938 and $30,667, respectively, of previously accrued risk adjustment premiums.

(2)
Third Quarter 2016 and Nine Months 2016 includes the impact of the total current period net utilization of the premium deficiency reserve of $21,562 and $20,187, respectively, for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses (the net year to date utilization includes a partially offsetting additional premium deficiency charge incurred in first six months of 2016). In addition, such amounts include benefits from pharmacy rebates and favorable claims development.

As previously announced, the Company concluded a comprehensive review of its portfolio and sharpened its focus on specialty housing and lifestyle protection products and services. As a result, the Company will substantially exit the health insurance market by the end of 2016. For more information, see Note 4 of the Notes to the consolidated financial statements included elsewhere in this Report.
The Affordable Care Act
Some provisions of the Affordable Care Act continue to affect our health insurance business, even though it is in run-off. For more information, see Item 1A, "Risk Factors—Risk related to our industry—Reform of the health insurance industry could materially reduce the profitability of certain of our businesses or render them unprofitable" in our 2015 Annual Report and "Item 1A-Risk Factors" in the First Quarter Report.
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

We are required to make contributions, which are recorded quarterly, based on both our Affordable Care Act and non-Affordable Care Act business. Contributions based on our non-Affordable Care Act business are included in selling, underwriting and general expenses and contributions based on our Affordable Care Act business are included as ceded premiums. Recoveries are recorded quarterly as ceded policyholder benefits.

For the Nine Months 2016, due to a change in estimate and following receipt of the final payment notifications for the 2015 risk mitigation programs from the Centers for Medicare and Medicaid Services ("CMS"), we reduced our estimate of expected reinsurance recoveries by $7,832, through a charge to policyholder benefits in our consolidated statements of operations. There were no additional charges recorded in Third Quarter 2016. We did not record any reinsurance contributions for the Third Quarter 2016 and Nine Months 2016. As of September 30, 2016, we have reinsurance recoverables of $31,597 on our consolidated balance sheets. During Third Quarter 2016 and Nine Months 2016, we collected $190,692 and $256,992, respectively, under the 2015 program.
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
For Third Quarter 2016 and Nine Months 2016, following receipt of the final payment notifications for the 2015 risk mitigation programs from CMS, we recorded net risk adjustment premiums of $(8,938) and $(30,745), respectively, in our consolidated statements of operations, reflecting changes in the allowance for adverse development in our relative risk score. As of September 30, 2016, we carried net risk adjustment receivables of $66,381, net of an allowance for adverse development of $26,061, on our consolidated balance sheets. During Third Quarter 2016 and Nine Months 2016, we collected $120,922 (net) under the 2015 program. During Nine Months 2016, we collected $7,148 under the 2014 program.
Risk Corridor
This is a temporary risk-sharing program for 2014-2016. Based on ratios of allowable costs to target costs as defined by the Affordable Care Act, health insurers will make payments to the Department of Health and Human Services (“HHS”) or receive funds from HHS. Because Assurant Health did not participate in any public insurance marketplaces for 2014, risk corridors had no impact on our 2014 operations. Assurant Health began participating in the public insurance marketplaces for 2015. As of September 30, 2016, receivables under the risk corridor program are $104,847, however, we have not recorded a net receivable because payments from HHS under this program are uncertain.
Estimates of amounts receivable from these programs are subject to considerable uncertainty and actual amounts received may vary substantially from our estimates.

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Loss
Segment net loss was $1,746 for Third Quarter 2016 compared to a net loss of $144,397 for Third Quarter 2015. The difference was primarily attributable to the premium deficiency reserve and exit related costs in Third Quarter 2015 due to the aforementioned decision to put the segment into runoff.
Total Revenues
Total revenues decreased to $6,980 for Third Quarter 2016 from $572,181 for Third Quarter 2015. Net earned premiums from our individual medical and our small employer group businesses decreased due to the decline in membership and sales as we exit the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased to $7,014 for Third Quarter 2016 from $792,359 for Third Quarter 2015. The decrease in policyholder benefits was attributable to the decrease of inforce policies as a result of the exit from the health insurance market including all of the individual Affordable Care Act medical policies which were terminated at the end of 2015. Selling, underwriting and general expenses decreased primarily due to lower commission expense resulting from the discontinuance of sales and decreased general expenses as we run-off the business. This decrease was partially offset by $3,340 of severance costs.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Loss
Segment net loss was $34,345 for Nine Months 2016 compared to a net loss of $352,141 for Nine Months 2015. The change was primarily due to the items noted above.
Total Revenues
Total revenues decreased to $50,691 for Nine Months 2016 from $1,813,410 for Nine Months 2015. Net earned premiums from our individual medical business decreased $1,457,362, while net earned premiums from our small employer group business decreased $263,150. The decrease for both products is due to the decline in membership and sales as we exit the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased to $92,769 for Nine Months 2016 from $2,317,421 for Nine Months 2015. Policyholder benefits decreased $1,923,465 attributable to the decrease of inforce policies as a result of the exit from the health insurance market, including all of the individual Affordable Care Act medical policies which were terminated at the end of 2015. Selling, underwriting and general expenses decreased $301,187 due to decreased commission expense resulting from the discontinuance of sales and decreased general expenses as we run-off the business. This decrease was partially offset by $24,284 of severance costs.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits’ segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net earned premiums	$—	$265,890	$177,971	$801,976
Fees and other income	—	6,213	4,244	18,947
Net investment income	—	26,440	17,340	84,281
Total revenues	—	298,543	199,555	905,204
Benefits, losses and expenses:
Policyholder benefits	—	182,499	118,481	560,999
Selling, underwriting and general expenses	—	99,210	64,327	294,451
Total benefits, losses and expenses	—	281,709	182,808	855,450
Segment income before provision for income taxes	—	16,834	16,747	49,754
Provision for income taxes	—	6,396	6,277	17,900
Segment net income	$—	$10,438	$10,470	$31,854

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
The amounts included in Nine Months 2016 represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations a discussion of results for the periods presented has been excluded.

Assurant Corporate & Other
The table below presents information regarding the Corporate & Other segment’s results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Fees and other income	$7,342	$242	$17,066	$15,646
Net investment income	10,907	5,585	29,721	15,657
Net realized gains on investments	10,704	6,203	194,048	22,157
Amortization of deferred gains and gains on disposal of businesses	135,840	3,243	309,254	9,743
Gain on pension plan curtailment	—	—	29,578	—
Total revenues	164,793	15,273	579,667	63,203
Benefits, losses and expenses:
Selling, underwriting and general expenses	57,265	37,481	178,533	88,210
Interest expense	14,006	13,779	43,741	41,335
Total benefits, losses and expenses	71,271	51,260	222,274	129,545
Segment income (loss) before provision (benefit) for income taxes	93,522	(35,987)	357,393	(66,342)
Provision (benefit) for income taxes	34,662	(23,222)	128,563	(44,943)
Segment net income (loss)	$58,860	$(12,765)	$228,830	$(21,399)
For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Income (Loss)
Segment results improved $71,625, or 561%, to net income of $58,860 for Third Quarter 2016 compared with a net loss of $(12,765) for Third Quarter 2015. The improvement was primarily due to a $86,188 (after-tax) increase in amortization of deferred gains and gains on disposal of businesses related to the sale, mainly through a series of reinsurance transactions, of our Assurant Employee Benefits segment. For more information on the sale see Note 5 to the consolidated financial statements included elsewhere in this Report. Partially offsetting this item was a $11,700 (after-tax) post-close expense pertaining to an estimated indemnification that will be due on a previous disposition. For more information see Note 16 to the consolidated financial statements, included elsewhere in this Report.
Total Revenues
Total revenues increased $149,520, or 979%, to $164,793 for Third Quarter 2016 compared with $15,273 for Third Quarter 2015. The increase was primarily related to a $132,597 increase in amortization of deferred gains and gains on disposal of business related to the sale of our Assurant Employee Benefits segment.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $20,011, or 39%, to $71,271 for Third Quarter 2016 compared with $51,260 for Third Quarter 2015. The increase was primarily due to a $18,000 post-close expense pertaining to an estimated indemnification that will be due on a previous disposition. In addition, Third Quarter 2016 includes overhang expenses related to the sale of our Assurant Employee Benefits segment.
For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Income (Loss)
Segment results improved $250,229, or 1,169%, to $228,830 for Nine Months 2016 compared with $(21,399) for Nine Months 2015. The improvement was primarily due to an additional $111,729 (after-tax) in net realized gains on investments and a $194,682 (after-tax) increase in amortization of deferred gains and gains on disposal of businesses, both related to the sale, mainly through a series of reinsurance transactions, of our Assurant Employee Benefits segment. For more information on the sale see Note 5 to the consolidated financial statements, included elsewhere in this Report. In addition, Nine Months 2016 includes a $19,226 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. Partially offsetting these items is a $17,323 (after-tax) loss on the sale of our Assurant Employee Benefits segment, an aforementioned $11,700 (after-tax) post-close expense related to a previous disposition, and a $10,837 (after-tax) intangible asset impairment charge. Nine Months 2015 included a tax consolidating benefit that reversed over the course of 2015.
Total Revenues
Total revenues increased $516,464, or 817%, to $579,667 for Nine Months 2016 compared with $63,203 for Nine Months 2015. The increase is primarily related to an additional $171,891 in net realized gains on investments and a $299,511 increase in amortization of deferred gains and gains on disposal of businesses, both related to the sale of our Assurant Employee Benefits segment. In addition, Nine Months 2016 includes a $29,578 one-time curtailment gain associated with our pension plan freeze.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $92,729, or 72%, to $222,274 for Nine Months 2016 compared with $129,545 for Nine Months 2015. The increase is primarily due to a $26,650 loss on the sale of Assurant Employee Benefits segment, mainly representing transaction fees incurred. Nine Months 2016 includes a $18,000 post-close expense related to a previous disposition mentioned above and a $16,672 intangible asset impairment charge. In addition, Nine Months 2016 includes overhang expenses related to the sale of Assurant Employee Benefits segment.

Investments
The Company had total investments of $12,033,090 and $12,994,772 as of September 30, 2016 and December 31, 2015, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $339,136 during Nine Months 2016, from $744,533 at December 31, 2015 to $1,083,669 at September 30, 2016. This increase was mainly due to a decrease in treasury yields and credit spreads. For more information on the Company's investments see Note 7 to the consolidated financial statements included elsewhere in this Report.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2016		December 31, 2015
Aaa / Aa / A	$6,103,760	61.5%	$6,326,800	61.9%
Baa	3,111,760	31.4%	3,309,719	32.4%
Ba	464,017	4.7%	389,349	3.8%
B and lower	240,054	2.4%	189,460	1.9%
Total	$9,919,591	100.0%	$10,215,328	100.0%
Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturity securities	$103,713	$119,999	$315,961	$367,282
Equity securities	6,213	7,544	18,894	22,349
Commercial mortgage loans on real estate	8,932	18,030	32,971	53,176
Policy loans	630	640	1,821	1,867
Short-term investments	1,550	418	3,616	1,299
Other investments	4,114	3,428	6,009	27,277
Cash and cash equivalents	3,852	4,510	14,315	13,005
Total investment income	129,004	154,569	393,587	486,255
Investment expenses	(4,206)	(5,803)	(13,262)	(17,430)
Net investment income	$124,798	$148,766	$380,325	$468,825
Net investment income decreased $23,968, or 16%, to $124,798 for Third Quarter 2016 from $148,766 for Third Quarter 2015. The decrease was primarily attributable to lower investment yields and lower invested assets, partially offset by a $2,672 increase in investment income from real estate joint venture partnerships. Net investment income decreased $88,500, or 19%, to $380,325 for Nine Months 2016 from $468,825 for Nine Months 2015. This decrease was primarily attributable to a $11,297 decrease in investment income from real estate joint venture partnerships, lower investment yields and lower invested assets.
As of September 30, 2016, the Company owned $121,095 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $110,205 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
The Company has exposure to sub-prime and related mortgages within the Company's fixed maturity security portfolio. At September 30, 2016, approximately 2% of the residential mortgage-backed holdings had exposure to sub-prime mortgage collateral. This represented less than 1% of the total fixed income portfolio and approximately 1% of the total unrealized gain position. Of the securities with sub-prime exposure, approximately 6% are rated as investment grade. All residential mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2015 Annual Report and “Item 1A-Risk Factors” in the First Quarter Report. Along with solvency regulations, the primary driver in determining the capital used for subsidiary dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
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

For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2015 Annual Report and "Item 1A- Risk Factors" in the First Quarter Report.
For 2016, the maximum dividends our U.S. domiciled insurance subsidiaries could pay without prior regulatory approval is approximately $564,000.

Liquidity
As of September 30, 2016, we had $873,992 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1,004,089, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $873,992 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital, net of infusions, made to the holding company by its operating companies were $1,312,938 for Nine Months 2016, which includes approximately $754,000 of dividends from statutory insurance subsidiaries that received the cash proceeds related to the sale of the Assurant Employee Benefits segment. The sale of Assurant Employee Benefits is expected to ultimately provide approximately $1,000,000 to the holding company including net proceeds and capital releases. In 2015, dividends, net of infusions, made to the holding company from its operating companies were $174,579, and used primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses for the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our stockholders of $782,508 and $378,819 during Nine Months 2016 and the year ended December 31, 2015, respectively. We expect operating segment dividends, from Assurant Solutions and Assurant Specialty Property, to approximate segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. We also expect approximately $475,000 in dividends from Assurant Health insurance subsidiaries for full year 2016, of which approximately $189,000 was received in Third Quarter 2016 and totaled approximately $338,000 for Nine Months 2016, subject to ultimate development of claims, actual expenses needed to wind down operations, recoveries from Affordable Care Act risk mitigation payments and regulatory approval.
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
We paid dividends of $0.50 per common share on September 13, 2016 to stockholders of record as of August 29, 2016. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
On September 9, 2015, our Board of Directors authorized the Company to repurchase up to an additional $750,000 of its outstanding common stock. During the nine months ended September 30, 2016, we repurchased 8,431,361 shares of our outstanding common stock at a cost of $687,305, exclusive of commissions. As of September 30, 2016, $264,798 remained under the total repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

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
The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash (used in) provided by:	2016	2015
Operating activities (1)	$(42,646)	$480,238
Investing activities	631,265	70,374
Financing activities	(760,301)	(325,332)
Net change in cash	$(171,682)	$225,280

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
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
Net cash (used in) provided by operating activities was $(42,646) and $480,238 for Nine Months 2016 and Nine Months 2015, respectively. The increase in cash used by operating activities was primarily due to Assurant Health paying claims without a corresponding collection of premiums since this business is now in runoff and the timing of other payments in the normal course of business. These items were partially offset by changes in the receivable related to the 3 Rs programs due to Assurant Health being in runoff.
Net cash provided by investing activities was $631,265 and $70,374 for Nine Months 2016 and Nine Months 2015, respectively. The increase in cash provided by investing activities was primarily due to the sale of the Assurant Employee Benefits segment, mainly through reinsurance transactions, to Sun Life, changes in our short term investments and an increase in sales of commercial mortgage loans. See Note 7 to the consolidated financial statements for more information on the sale of commercial mortgage loans. These increases were partially offset by the purchase of fixed maturity securities.
Net cash used in financing activities was $760,301 and $325,332 for Nine Months 2016 and Nine Months 2015, respectively. The increase in cash used in financing activities was primarily due to an increase in the repurchase of our outstanding common stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015
Interest paid on debt	$56,543	$54,812
Common stock dividends	95,037	60,906
Total	$151,580	$115,718
Letters of Credit
In the normal course of business, we issue letters for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $12,372 and $19,809 of letters of credit outstanding as of September 30, 2016 and December 31, 2015.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2015 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended September 30, 2016, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. See Note 16 to the Notes to Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2015 Annual Report and First Quarter 2016 Quarterly Report on Form 10-Q. There have been no material changes during Third Quarter 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in thousands, expect number of shares and per share amounts)
Period in 2016	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	1,147,337	$78.44	1,147,337	$862,125
February 1-29	869,898	70.69	869,898	800,645
March 1-31	1,405,025	76.12	1,405,025	693,717
April 1-30	1,033,098	79.90	1,033,098	611,195
May 1-31	845,869	87.01	845,869	537,609
June 1-30	439,031	84.75	439,031	500,406
July 1-31	485,725	86.61	485,725	458,345
August 1-31	1,177,372	85.92	1,177,372	357,213
September 1-30	1,028,006	89.92	1,028,006	264,798
Total	8,431,361	$81.54	8,431,361	$264,798

(1)
Shares purchased pursuant to the September 9, 2015 publicly announced share repurchase authorization of up to $750,000 of outstanding common stock. See Note 12 of the Notes to the consolidated financial statements for a description of certain matters, which is incorporated herein by reference.

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

10.1
Amendment No. 2, dated as of October 4, 2016, to the Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 1, 2016	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: November 1, 2016	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer