Form 10-K
period 2016-12-31
ASSURANT INC
filed 2017-02-14
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,196 million at June 30, 2016 based on the closing sale price of $86.31 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 9, 2017 was 55,636,312.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2017 (2017 Proxy Statement) is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this "Report"), particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. Assurant, Inc. ("the Company" or "Assurant") undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, please refer to “Critical Factors Affecting Results” in Item 7 and “Risk Factors” in Item 1A of this Report.

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to our consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
Assurant is a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. Assurant operates in North America, Latin America, Europe and Asia through three operating segments: Global Housing, Global Lifestyle, and Global Preneed. Assurant partners with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through its Global Housing segment, Assurant provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (also referred to as our “multi-family housing” business); and field services, valuation services and other property risk management services (also referred to as our “mortgage solutions” business). Through its Global Lifestyle segment, Assurant provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (also referred to as our “global connected living” business); vehicle protection services; and credit insurance. Global Preneed provides pre-funded funeral insurance and annuity products.
Our Competitive Strengths
Our financial strength and our core capabilities across our businesses create competitive advantages that we believe allow us to support our clients and our profitable growth over the long-term.
Our financial strength. We believe we have a strong balance sheet with a low leverage ratio. As of December 31, 2016, we had $29,709,128 in assets and our debt to total capital was 20.7%. In addition, our Global Housing, Global Lifestyle and Global Preneed segments generate significant amounts of cash flow, which provides us flexibility to make appropriate investments in strategic capabilities, as well as in partnerships with our clients.
Client and consumer insights support product innovation. During our long business tenure, we have developed a comprehensive understanding of our clients and the consumer markets we serve. We seek to leverage consumer insights, together with deep market knowledge and capabilities, to anticipate and identify the specific needs of our clients and consumers they serve. We intend to continue to capitalize on our client and consumer insights to introduce new and innovative products and services and to adapt those products and services to address emerging issues.
Value chain integration. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on specific client needs and provide a more seamless experience for consumers. Offering end-to-end solutions allows us to adapt more quickly and efficiently to client and consumer needs. Visibility across the value chain helps us collect and share insights to improve the consumer experience and our offerings.
Our Strategy for Profitable Growth
Assurant’s vision is to be the premier provider of risk management solutions in our addressable markets within the housing and lifestyle markets globally. To achieve this vision, we are undergoing a multi-year transformation to position ourselves for long-term profitable growth by:
Growing our portfolio of market leading businesses. We leverage our competitive strengths to focus on niche businesses where we can maintain or reach market leading positions and achieve attractive returns. We periodically assess our business portfolio to ensure we align resources with the best opportunities within the housing and lifestyle markets and, currently, we have identified connected living, mortgage solutions and multi-family housing as key businesses targeted for growth. We are focused on growing our businesses by continuing to invest in niche capabilities, further expanding our offerings and diversifying our distribution channels.
Providing integrated risk management offerings. We are expanding our offerings beyond our risk-based businesses to fee-based services along the lifecycle of our core products. As we adapt our business portfolio to respond to client and consumer needs, our mix of business is shifting towards more fee-based capital-light service offerings. In 2016, fee-based, capital-light businesses accounted for $3,220,349, or 52%, of net earned premiums, fees and other income for Global Housing, Global Lifestyle and Global Preneed, compared to 50% in 2015. As we grow our integrated offerings, this business mix shift will diversify our revenue and earnings; and we expect it will also provide attractive returns over time.
Implementing a more agile and efficient operating model. The implementation of our global operating model, including a more integrated organizational structure across our global operations, should achieve efficiencies to support our profitable growth long-term. We are reorganizing our global business operating structure to increase competitive agility and deliver superior customer experience and centralizing key support functions to reduce overall expenditures over time and benefit from economies of scale.
Deploying our capital strategically. We deploy capital to invest in and grow our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our capital. We target new business and capabilities that complements or supports our business model, which is focused on expanding capabilities and distribution in targeted growth businesses globally.
2016 Highlights
Assurant made significant progress in executing its multi-year transformation in 2016. As part of its business portfolio realignment to focus on specialty housing and lifestyle protection products and services, the Company substantially exited the health insurance market and sold its employee benefits business to Sun Life Assurance Company of Canada ("Sun Life"), a subsidiary of Sun Life Financial Inc. See Note 4 and Note 5, respectively, to the Consolidated Financial Statements included elsewhere in this Report for more information. The Company also made select acquisitions within the housing and lifestyle markets in 2016 to broaden its capabilities and fee-based capital-light service offerings. In July 2016, the Company acquired American Title, Inc., a leader in title and valuation services for home equity lenders, and in March 2016, the Company acquired certain renewal rights to a National Flood Insurance Program block of business. In addition, in December 2016, the Company entered into a definitive agreement to purchase Green Tree Insurance Agency, Inc. which sells housing protection products, including voluntary homeowners and manufactured housing policies, and other insurance products. The transaction closed in February 2017.
In addition, the Company implemented a new global organizational structure for its business operations and key support functions and will continue to cascade those changes down the organization in 2017. We created a new Chief Operating Officer ("COO") role responsible for overseeing the operations of Assurant’s business lines worldwide. This evolving operating structure should improve coordination and execution across the global housing and lifestyle markets. We also implemented global organizational structures for human resources, communications, marketing, strategy and procurement. We created a Chief Technology Officer role to lead technology strategy and align IT with business objectives across our global enterprise and a Chief Risk Officer ("CRO") role to enhance and expand our global risk management framework. Within finance, our newly appointed Chief Financial Officer ("CFO") is leading the integration of the Company’s global finance and accounting organization, asset management and tax functions to more closely align with our operational and risk functions within our global operating model.
Segments
As part of the business portfolio realignment and organizational changes, the composition of the Company’s reportable segments changed accordingly. Corresponding items of segment information for prior periods have been revised to conform to the new reportable segments. For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
Global Housing

	For the Years Ended
	December 31, 2016	December 31, 2015
Net earned premiums, fees and other by major product grouping:
Lender-placed insurance	$1,317,190	$1,561,396
Multi-family housing	320,941	282,680
Mortgage solutions	329,265	289,575
Manufactured housing and other	321,405	316,595
Total	$2,288,801	$2,450,246
Segment net income	$188,666	$307,705
Combined ratio for risk-based businesses (1)	91.1%	83.4%
Pre-tax income margin for fee-based, capital-light businesses (2)	10.8%	11.6%
Equity, excluding accumulated other comprehensive income	$1,398,339	$1,351,122

(1)
The combined ratio for risk-based businesses is equal to total policyholder benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums and fees and other income for lender-placed insurance, manufactured housing and other insurance businesses.

(2)
The pre-tax margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for multi-family housing and mortgage solutions.

Our Products and Services
Global Housing has three key lines of business: lender-placed insurance; multi-family housing (which is comprised of renters insurance and related products) and mortgage solutions (which is comprised of property inspection and preservation, valuation and title services and other property risk management services). We also provide voluntary manufactured housing, homeowners and flood insurance.
Lender-placed insurance: We provide lender-placed insurance for homeowners, manufactured housing and flood as described below.
Lender-placed homeowners insurance. Lender-placed homeowners insurance consists principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is often based on the last known insurance coverage under the prior policy for the property and provides replacement cost coverage on the property. It protects both the lender’s interest and the borrower’s interest and equity. We also provide Real Estate Owned (“REO”) insurance, consisting of insurance on foreclosed properties managed by our clients.
In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last-known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. Our placement rates reflect the percentage of insurance policies placed to loans tracked. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
Lender-placed manufactured housing insurance. Lender-placed manufactured housing insurance consists principally of fire and dwelling hazard insurance for manufactured housing offered through our lender-placed program. Lender-placed insurance for manufactured housing is issued after an insurance tracking process similar to that described above. Tracking is performed using a proprietary insurance tracking administration system.
Lender-placed flood insurance. Lender-placed flood insurance consists of flood insurance offered through our lender-placed program. It provides collateral protection to lenders in mortgaged properties in the event a homeowner does not maintain flood insurance. Lender-placed flood insurance is issued after an insurance tracking process similar to that described above.
Multi-family housing: We offer renters insurance for a wide variety of multi-family rental properties, including vacation rentals, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also provide tenant bonds as an alternative to a security deposit, which allows our clients to offer a lower move-in cost option while minimizing the risk of loss from damages, and receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
Mortgage solutions: We have expanded our capabilities across the mortgage loan lifecycle through a series of acquisitions to better serve our clients by offering mortgage related services. Our service offerings include:
•Field Services. We provide field services, inspection services, restoration and REO asset management to mortgage servicing clients and investors through a nationwide network of independent contractors.
•Valuation and Title Services. We provide valuation services across the origination, home equity and default markets through a nationwide network of independent contractors as well as internal appraisers. Valuation services include origination, default and home equity appraisals, broker price opinions which assist mortgage servicing clients with determining property values and alternative valuations products. We also provide title and settlement services to home equity lenders, as well as conventional mortgage lenders and refinancing lenders.
Manufactured housing and other insurance products: We also offer voluntary manufactured housing insurance, homeowners insurance and flood insurance, as well as flood insurance under the National Flood Insurance Program. Our voluntary insurance generally provides structural coverage, as well as content and liability coverage. We are the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program, for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.
Distribution and Clients

Global Housing establishes long-term relationships with leading mortgage lenders, servicers and property management companies. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. We offer our manufactured housing insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents also distribute flood products and other specialty property products. multi-family housing products are distributed primarily through property management companies and affinity marketing partners. Our mortgage solutions services are provided directly to mortgage lenders and servicers, typically under non-exclusive arrangements.
As of December 31, 2016 no single Global Housing client accounted for 10% or more of our consolidated revenue. However, Global Housing is dependent on a few clients, the loss of any one or more such clients could have a material adverse effect on the Company's results of operations and cash flows. See “Item 1A. Risk Factors - Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
With respect to the lender-placed market, as the housing market has improved, placement rates have declined, resulting in lower net earned premiums. We expect placement rates to continue to decline, with additional declines in 2017 at a pace consistent with 2016 as the lender-placed market moves closer to what we expect to be its steady state.
The U.S. renters insurance market is a growing market where we believe there is opportunity to increase our market share. Decreasing homeownership rates have contributed to growth of rental households and, therefore, demand for rental insurance.
While the field services and valuation markets are expected to decline from 2016 levels, due to expected lower origination, refinancing, delinquency and default volumes, we believe there may be opportunities for growth from expanding offerings to existing clients and increasing our market share.
In February 2017, the Company acquired Green Tree Insurance Agency, Inc., which sells housing protection products, including voluntary homeowners and manufactured housing policies, and other insurance products. In 2016, the Company acquired American Title, Inc., a leader in title and valuation services for home equity lenders, and renewal rights to the National Flood Insurance Program block of business of Nationwide Mutual Insurance Company. In 2014, we acquired StreetLinks, one of the largest independent appraisal management companies in the United States, and e-Mortgage Logic, a leading provider of broker price opinions. In 2015, we sold our general agency business and primary associated insurance carrier, American Reliable Insurance Company (“ARIC”) to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc.
Risk Management
The Company earns premiums on its insurance products and fees for its other services. Our lender-placed homeowners insurance program and certain of our lender-placed manufactured housing products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring all client properties are provided continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints.
Because several of our business lines (such as homeowners, manufactured housing, and other property policies) are exposed to catastrophe risks, we purchase reinsurance coverage to protect the capital of Assurant and to mitigate earnings volatility. Our reinsurance program generally incorporates a provision to allow for the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year. For 2016 and continuing into 2017, Assurant had a $1.4 billion property catastrophe reinsurance program. The U.S. per-occurrence catastrophe coverage provides $1.1 billion of protection in excess of $125 million of retention and Caribbean and Latin American catastrophe coverage provides up to $151.5 million in excess of $4.5 million retention and $145 million in excess of $15 million retention, respectively.
Seasonality
We experience seasonal fluctuation in some of our lines of businesses but we have not experienced material seasonal trends overall. Seasonality for mortgage solutions is in line with seasonality in the overall housing and mortgage markets. In addition, results for this business may be subject to fluctuation based on interest rates. Several of our business lines are exposed to catastrophe risks, which experience seasonal fluctuations as large catastrophes such as hurricanes typically occur in the second half of the year.

Global Lifestyle

	For the Years Ended
	December 31, 2016	December 31, 2015
Net earned premiums, fees and other for selected product groupings:
Global connected living (mobile and service contracts) (1)	$2,570,143	$2,550,990
Global vehicle protection services	715,794	608,372
Global credit and other	420,230	474,654
Total	$3,706,167	$3,634,016
Segment net income	$154,425	$153,004
Combined ratio for risk-based businesses (2)	95.9%	95.5%
Pre-tax income margin for fee-based, capital-light businesses (3)	3.5%	3.6%
Equity, excluding accumulated other comprehensive income (4)	$1,594,480	$1,600,984

(1)	In 2016 and 2015, 45.2% and 40.2% of the total was from mobile products and 54.8% and 59.8% was from service contracts, respectively.

(2)
The combined ratio for risk-based businesses is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income for global vehicle protection services, global credit and other insurance businesses.

(3)	The pre-tax income margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for global connected living.

(4)
For purposes of presentation comparability, the 2015 equity measure reflects goodwill as if it were reallocated using the same fair value percentage as 2016. However, such segment change and reallocation did not occur until 2016.

Our Products and Services
Global Lifestyle has three key lines of business: global connected living, which includes mobile device protection products and related services and extended service contracts (insurance policies and warranties) (“ESCs”) for consumer electronics and appliances; global vehicle protection services; and global credit and other insurance.
Global connected living: Through partnerships with mobile carriers, original equipment manufacturers (“OEMs”), e-commerce and other retailers and multiple system operators ("MSOs"), we underwrite and provide administrative services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage and mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the ESC or warranty: program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, including repair and logistics, and device disposition. For example, we seek to provide end-to-end mobile device lifecycle services in our mobile business - from when the device is received and inspected, repaired or refurbished, and ultimately disposed of through a sale to third parties or used to meet an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-ins and upgrades and premium customer support including device self-diagnostic tools. We believe that with both the required administrative, supply chain and technical support infrastructure and insurance underwriting capabilities, we maintain a differentiated position in this marketplace.
In addition, global connected living also includes our investment in Ike Asistencia (“Iké”), a services assistance business with significant business in Mexico and other countries in Latin America. Iké primarily provides roadside assistance, home assistance, travel, mobile and other protection products and services.
Global vehicle protection services: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including parts, such as automobiles, trucks, recreational vehicles and motorcycles. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, coverage varies but generally we pay the cost of repairing, servicing, or replacing parts or other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, as well as actuarial consulting.
Global credit and other insurance: Our credit insurance products offer protection from life events and uncertainties that arise in purchasing and borrowing transactions. Credit insurance programs generally offer consumers the option to protect a credit card or installment loan balance or payments in the event of death, involuntary unemployment or disability, and are generally available to all consumers without the underwriting restrictions that apply to term life insurance. Credit insurance is primarily sold internationally; our credit insurance business in the U.S. has been in decline due to regulatory changes.

Distribution and Clients
Global Lifestyle operates in the U.S., Canada, the United Kingdom (“U.K.”), Ireland, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, France, Mexico, China, Colombia, Peru and South Korea. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In our mobile business, we partner with mobile carriers, retailers and financial institutions that market our mobile device protection and related services. We also partner with some of the largest OEMs and consumer electronics retailers, appliance retailers (including electronic commerce retailers) and MSOs to market our ESC products.
In international markets, we primarily sell consumer service contracts, including mobile device protection, and credit insurance products through agreements with financial institutions, retailers and mobile service providers. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market. For additional information relating to our international operations, see “Item 1A. Risk Factors - We face risks associated with our international operations.”
Most of our distribution agreements are exclusive. Typically these agreements are multi-year with terms between 3 and 5 years on average and allow us to integrate our administrative systems with those of our clients.
As of December 31, 2016, no single Global Lifestyle client accounted for 10% or more of our consolidated revenue. However, Global Lifestyle is dependent on a few clients, the loss of any one or more such clients could have a material adverse effect on the Company's results of operations and cash flows. See “Item 1A. Risk Factors - Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business, or renew contracts from them on favorable terms, or if these parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile insurance market is a large and growing global market. While smartphone penetration in the U.S. and European markets is very high, the international markets have continued to grow. The worldwide used and refurbished smartphone market is also expected to continue to grow.
In addition, consumer needs relating to mobile devices are continuing to increase and expand in scope. We believe there is growth opportunities in bundled protection products, including buyback and trade-in programs, repair and logistics, technical support for customers and digital security.
Our business is subject to fluctuations in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile market dynamics. For example, as a general trend, we believe the average smartphone replacement cycle is lengthening; however, this trend may be reversed based on new technology and innovation.
In the vehicle sales markets, there has been an ongoing trend of rising new and used vehicle sales in the U.S., as well as select international markets.
In 2014, we acquired CWI Group (“CWI”), a market-leading mobile administrator in France. This acquisition has strengthened Global Lifestyle’s market-leading capabilities in mobile device protection and expanded its distribution into independent retailers and the financial services affinity market in Europe.
Risk Management
The Company earns premiums on its insurance and warranty products and fees for its other services. We write a significant portion of our contracts on a retrospective commission basis. This allows us to adjust commissions on the basis of claims experience. Under these commission arrangements, the compensation of our clients is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure.
Inventory
In our mobile business, we carry inventory to meet delivery requirements of certain clients. Our mobile business is subject to the risk that the value of the inventory (as well as devices that are subject to guaranteed buybacks) will be impacted adversely by price reductions or technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing as well as increased competition and growing industry emphasis on cost containment. We take various actions to reduce our risk, including through pricing, monitoring our inventory levels and controlling the timing of purchases, as well as obtaining return rights for some programs and devices. However, no assurance can be given that we will be adequately protected against declines in value. Inventory levels may vary from period to period, due to, among other things, differences between actual demand from forecast, the addition of new devices and parts and strategic purchases. Payment terms with clients may also vary, resulting in fewer inventory financed by clients and more inventory financed with our own capital. See “Item 1A. Risk Factors - A decline in the value of devices in our inventory or subject to guaranteed buybacks could have a material adverse effect on our profitability.”
Seasonality
We experience some seasonal fluctuation in demand in each of our lines of businesses but we have not experienced material seasonal trends overall. For example, seasonality for ESCs and VSCs is in line with seasonality of retail and automobile markets. In addition, our mobile results may fluctuate quarter to quarter due to the timing of release of new devices and carrier promotional programs.
 Global Preneed

	For the Years Ended
	December 31, 2016	December 31, 2015
Net earned premiums, fees and other income	$171,279	$167,441
Segment net income	$42,304	$44,179
Equity, excluding other comprehensive income (1)	$440,600	$434,788

(1)
For purposes of presentation comparability, the 2015 equity measure reflects goodwill as if it were reallocated using the same fair value percentage as 2016. However, such segment change and reallocation did not occur until 2016.

Global Preneed offers pre-funded funeral insurance and annuity products in the U.S. and Canada.
Our Products and Services
Pre-funded funeral insurance provides insurance or annuity death benefits to fund the costs associated with pre-arranged funerals, which are planned and paid for in advance of death. Our pre-funded funeral insurance products are typically structured to be similar to whole life insurance policies in the U.S. and offer limited pay or pay for life options. In Canada, our pre-funded funeral insurance products are typically structured as limited pay annuity contracts. Product choices are based on the health and financial situation of the customer and the distribution channel.
Consumers have the choice of making their policy payments as a single lump-sum payment, through multi-payment plans that spread payments out over a period of time, or as a pay for life policy. Our insurance policy is intended to cover the cost of the prearranged funeral and the funeral home generally becomes the irrevocable assignee of any proceeds from the policy. However, the insured may name a beneficiary for excess proceeds; otherwise, any excess proceeds are paid to the estate. The funeral home agrees to provide the selected funeral at death in exchange for the policy proceeds. Because the death benefit under many of our policies is designed to grow over time, it assists the funeral firm that is the assignee in managing its funeral inflation risk. Assurant does not provide any funeral goods and services in connection with our pre-funded funeral insurance policies; the life insurance and annuity policies pay death benefits in cash only.
Distribution and Clients
Assurant distributes its pre-funded funeral insurance products through funeral homes, general agents and funeral home partners in both the U.S. and Canada. We distribute our pre-funded funeral insurance products through two distribution channels: the independent funeral home market (in Canada) through general agents representing those locations and corporate funeral home partners (in both the U.S. and Canada). Our policies are sold by licensed insurance agents or enrollers, who in some cases may also be funeral directors.
With our acquisition of American Memorial Life Insurance Company (“AMLIC”) in 2000, we became the sole provider of pre-funded funeral insurance for Service Corporation International (“SCI”) in Canada and the U.S. SCI is the largest funeral provider in North America based on total revenues. In 2014, we extended our exclusive distribution partnership with SCI in the U.S. for an additional 10 years; in Canada, the exclusive agreement runs through September 2018.
Our Addressable Market and Market Activity
Growth in preneed sales has been traditionally driven by distribution with a high correlation between new sales of pre-funded funeral insurance and the number of preneed counselors or enrollers marketing the product and expansion in sales and marketing capabilities. In addition, as alternative distribution channels are identified, such as targeting affinity groups and employers, we believe growth in this market could accelerate. We believe that the preneed market is characterized by an aging population combined with low penetration of the over-65 market.
We intend to increase sales by broadening our distribution relationships and increasing share in Canada. Through our general agency system, we provide programs and a sales force for our funeral firm clients to increase their local market share. In the U.S., we also intend to direct funerals to SCI’s funeral locations and reduce SCI’s cost to sell and manage its preneed operation through their sales counselors and third party sellers. We integrate our processes with SCI’s insurance production to support SCI managing their preneed business.
Risk Management
Global Preneed generally writes policies with increasing death benefits and earns most of its income from interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we monitor the movement in new money yields and evaluate our actual net new achievable yields. This information is used to evaluate rates to be credited on applicable new and in force pre-funded funeral insurance policies and annuities. In addition, we review asset benchmarks and perform asset/liability matching studies to maximize yield and reduce risk.
Global Preneed utilizes underwriting to select and price insurance risks. We regularly monitor mortality assumptions to determine if experience remains consistent with these assumptions and to ensure that our product pricing remains appropriate. We periodically review our underwriting, agent and policy contract provisions and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals.
Most of our pre-funded policies have increasing death benefits, some of which are pegged to changes in the Consumer Price Index (“CPI”). We have employed risk mitigation strategies to seek to minimize our exposure to a rapid increase in inflation, including derivative instruments. However, exposure can still exist, including due to potential differences in the amount of business and the notional amount of the protection.
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
Most of our active domestic operating insurance subsidiaries are rated by the A.M. Best Company (“A.M. Best”). In addition, four of our domestic operating insurance subsidiaries are also rated by Moody’s Investor Services (“Moody’s”) and five are rated by Standard & Poor’s Inc., a division of McGraw Hill Companies, Inc. (“S&P”).
For further information on the risks of ratings downgrades, see “Item 1A - Risk Factors - Risks Related to our Company - A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”

The following table summarizes our financial strength ratings and outlook of our domestic operating insurance subsidiaries as of December 31, 2016:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Outlook	(4)	(4)	(4)
Company
American Bankers Insurance Company	A	A2	A
American Bankers Life Assurance Company	A-	A3	A
American Memorial Life Insurance Company	A-	N/A	A
American Security Insurance Company	A	A2	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Union Security Insurance Company	A-	A3	A
Union Security Life Insurance Company of New York	A-	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

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

(3)
S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A (strong) are within the third highest of the nine ratings categories.

(4)	The outlook on all of the ratings above is stable.

Enterprise Risk Management
The Company has made effective risk management a key ongoing corporate objective. As a global risk management provider, the Company faces risks that could have a material adverse effect on its business, financial condition and results of operations. For detailed information on these risks, please see the section entitled “Item 1A - Risk Factors”. Because the risks faced by the Company span a wide variety of disciplines, both senior management and the Board of Directors ("Board") are involved in oversight of the Company’s risk management policies and practices. As described below and consistent with their charters, the committees of the Board oversee risk management in specific areas and regularly discuss risk-related issues with the entire Board.
In 2016, the Company established the Office of Risk Management ("ORM"), which coordinates the Company’s risk management activities, and is led by the Company’s CRO. The Company’s internal risk governance structure is headed by the Executive Risk Committee ("ERC"), which is chaired by our Chief Executive Officer ("CEO") and composed of our CRO, CFO, COO and Chief Legal Officer. The ERC is responsible for the strategic directive of the Company’s enterprise risk management and provides updates to the Board. The Enterprise Risk Management Committee (the “ERMC”), which is chaired by our CRO and includes senior members of risk management and other areas of the company, is responsible for the interdisciplinary oversight of business unit and enterprise risks and the design, management and approval of the risk appetite framework and limits. The ERMC reports to the ERC and provides updates to the Finance and Risk Committee of the Board (the “F&RC”).
The Business Risk Committee, Finance and Investment Risk Committee and Insurance Risk Committee are composed of managers from across the Company with knowledge related to the scope of the committee and are responsible for the oversight, management and reporting of different sets of risks. These committees report to the ERMC and have issue-specific committees that report to them. The ORM develops risk assessment and risk management policies, facilitates reporting and prioritizing in the assessment of risk, and coordinates with the committees described above, the Internal Audit Services department, and other corporate committees and departments charged with functions related to risk management.

As the focus committee for enterprise risk management, the F&RC reviews a number of enterprise risks, including with respect to the Company’s operating segments and the Company’s investment, financing, capital management and catastrophe reinsurance activities. The F&RC regularly reviews risks, policies, strategies and outcomes in those areas with the CFO and Chief Investment Officer. Although the F&RC acts as the focus committee of the Board for enterprise risk management matters, the full Board maintains responsibility for and is actively involved in oversight of enterprise risk management. In addition, the Audit Committee focuses on risks relating to financial reporting, legal compliance, ethics, fraud deterrence and internal controls and procedures; the Compensation Committee focuses on risks relating to executive retention and compensation plan design.

Regulation
The Company is subject to extensive federal, state and international regulation and supervision in the jurisdictions where it does business. Regulations vary from jurisdiction to jurisdiction. In 2016, the Company completed a strategic realignment of its portfolio to focus on specialty housing and lifestyle protection products and services. As a result of the runoff of Assurant Health, which is substantially complete, and the sale of Assurant Employee Benefits, a number of regulations are no longer material for the Company. The following is a summary of significant regulations that apply to our businesses, and where applicable, our health business wind-down operations, but is not intended to be a comprehensive review of every regulation to which the Company is subject. For information on the risks associated with regulations applicable to the Company, please see Item 1A, “Risk Factors.”
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
Federal Regulation
Employee Retirement Income Security Act. We are subject to regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA places certain requirements on how the Company may administer employee benefit plans covered by ERISA. Among other things, regulations under ERISA set standards for certain notice and disclosure requirements and for claim processing and appeals.
Gramm-Leach-Bliley Act, HIPAA and HITECH Act. Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act, which, along with regulations adopted thereunder, generally requires insurers to provide customers with notice regarding how their non-public personal financial information is used, and to provide them with the opportunity to “opt out” of certain disclosures, if applicable. In addition, the Health Insurance Portability and Accountability Act of 1996, including the Health Information Technology for Economic and Clinical Health Act and its accompanying Omnibus Rule (“HIPAA”), impose various requirements on covered entities. Some of our entities are subject to HIPAA regulations and are required to ensure the privacy and security of protected health information.
Dodd-Frank Wall Street Reform and Consumer Protection Act. Regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) address mortgage servicers’ obligations to correct errors asserted by mortgage loan borrowers; to provide certain information requested by such borrowers; and to provide protections to such borrowers in connection with lender-placed insurance. These requirements affect our operations because, in many instances, we administer such operations on behalf of our mortgage servicer clients. While the Consumer Financial Protection Bureau ("CFPB") does not have direct jurisdiction over insurance products, it is possible that additional regulations promulgated by the CFPB, such as those mentioned, may extend its authority more broadly to cover these products and thereby affect the Company or our clients.

Patient Protection and Affordable Care Act. Although health insurance is generally regulated at the state level, the Affordable Care Act introduced a significant component of federal regulation for health insurers. Although the Assurant Health business is in runoff, some provisions of the Affordable Care Act continue to apply to us.
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
Our insurance operations in the U.K., for example, are subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Authorized insurers are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements. This may be subject to change for U.K. insurers and the entities operating on a cross-border basis depending on changes to the E.U. or U.K. regulatory frameworks in connection with the U.K’s referendum to exit the E.U.
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
Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes additional group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges. The IAIS has announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs, which is expected to be rolled out starting in June 2017, with full implementation beginning in 2019. As of December 31, 2016, the Company meets the numerical criteria to qualify as an IAIG and will potentially be required to participate in the data collation requirements for IAIGs in 2017 and 2018 and to comply with ComFrame requirements when they are implemented. While the Company is expected to be subject to the additional requirements of ComFrame; at this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us.

The Company must also comply with the recently enacted E.U. General Data Protection Regulation (“GDPR”). All E.U. Member States must implement GDPR by May 2018. The regulation’s goal is to impose increased individual rights and protections for all personal data located or originating from the E.U. GDPR is extraterritorial in that it applies to all business in the E.U. and any business outside the E.U. that process E.U. personal data of individuals in the E.U. Moreover, there are significant fines associated with non-compliance.
Securities and Corporate Governance Regulation
As a company with publicly-traded securities, the Company is subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. Additionally, Assurant, Inc. is subject to the corporate governance laws of Delaware, its state of incorporation.
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
Other Regulation

As the Company continues to evolve its business mix to cover other non-insurance based products and services, it becomes subject to other legal and regulatory requirements, including regulations of the Consumer Financial Protection Bureau and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include import and export trade compliance for the movement of mobile devices across geographic borders and health, safety, labor and environmental regulations impacting our mobile supply chain operations.
Other Information
Employees
We had approximately 14,700 employees as of February 7, 2017. Global Lifestyle has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.
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
Risks Related to Our Company
Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.
The success of our business depends largely on our relationships and contractual arrangements with significant clients-including mortgage servicers, lenders, mobile device carriers, retailers, OEMs and others-and with agents and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, intermediaries or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. In addition, each of our Global Lifestyle, Global Housing and Global Preneed segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or of the Company. Examples of important business arrangements include, at Global Lifestyle, relationships with mobile device carriers, retailers, OEMs and financial and other institutions through which we distribute our products and services. At Global Preneed, we have an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. At Global Housing, we have exclusive and non-exclusive relationships with certain mortgage lenders and manufactured housing lenders and property managers, and in turn we are eligible to insure properties securing loans guaranteed by or sold to government-sponsored entities and serviced by the mortgage loan servicers with whom we do business. In addition, the transfer by mortgage servicer clients of loan portfolios to other carriers or the participation by other carriers in insuring lender-placed insurance risks that we have historically insured could materially reduce our revenues and profits from this business.
We are also subject to the risk that clients, distributors and other parties may face financial difficulties, reputational issues, problems with respect to their own products and services or regulatory restrictions or compliance issues that may lead to a decrease in or cessation of sales of our products and services. Moreover, if one or more of our clients or distributors, for example in the wireless and related markets, consolidate or align themselves with other companies, we may lose significant business, resulting in material decreases in revenues and profits.
General economic, financial market and political conditions may materially adversely affect our results of operations and financial condition and conditions in the markets in which we operate may negatively affect the results of our business segments.

General economic, financial market and political disruptions could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates, or disruptive geopolitical events could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could also affect all of our business segments. Specifically, during periods of economic downturn:

•
individuals and businesses may (i) choose not to purchase our insurance products, warranties and other products and services, (ii) terminate existing policies or contracts or permit them to lapse, and (iii) choose to reduce the amount of coverage they purchase;

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

General inflationary pressures may affect repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our preneed insurance policies, particularly those that are guaranteed to grow with the CPI. Conversely, deflationary pressures may affect the pricing of our products and services.
Additionally, continued uncertainty surrounding the U.S. Federal Reserve’s monetary policy and the new administration could adversely affect the U.S. and global economy.
Furthermore, conditions in the housing and lifestyle markets in which we operate, such as the wireless market, including the introduction of new products or technologies or promotional programs, electronics and appliances retail markets, automobile sales market, and the housing and mortgage markets may also have a material adverse effect on our business segments by impacting the demand and pricing for our products and services, the costs of paying claims or otherwise.
Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could materially affect our results of operations, profitability and capital.
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
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could vary depending on our ability to predict and price for claims and other costs including, but not limited to, the frequency and severity of property claims. This ability could be affected by factors such as inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, or new technologies. Political or economic conditions can also affect the availability of programs on which our business may rely to accurately predict claims and other costs. The inability to accurately predict and price for claims and other costs could materially adversely affect our results of operations and financial condition.
Catastrophe losses, including human-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.

Our insurance operations expose us to claims arising out of catastrophes and non-catastrophes (losses such as theft and vandalism), particularly in our homeowners insurance businesses. We have experienced, and expect to experience, catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes include reportable catastrophe losses (individual catastrophe events that generated losses in excess of $5,000, pre-tax and net of reinsurance). Catastrophes can be caused by various natural events, which may be exacerbated by climate change, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires, and epidemics, or can be human-made catastrophes, including terrorist attacks or accidents such as airplane crashes. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives, and the effects of inflation could increase the severity of claims from future catastrophes. In addition, while the exact impact of the physical effects of climate change is uncertain, changes in the global climate may cause long-term increases in the frequency and severity of storms, resulting in higher catastrophe losses, which could materially affect our results of operations and financial condition.
Catastrophe losses can vary widely and could significantly exceed our expectations. We use catastrophe modeling tools that help estimate our probable losses, but these projections are based on historical data and other assumptions that may differ materially from actual events. If the severity of an event were sufficiently high (for example, in the event of an extremely large catastrophe), it could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition, affecting our ability to write new business. We may also lose premium income due to a large-scale business interruption caused by a natural or human-made catastrophe or by legislative or regulatory reactions to the event. Such an event could also cause substantial volatility in our financial results from period to period and could materially reduce our profitability.
Accounting rules do not permit insurers to reserve for such catastrophic events before they occur. In addition, once a catastrophic event occurs, the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may have a material adverse effect on our results of operations, capital and financial condition.
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our concentration in certain catastrophe-prone states like Florida, California, Texas and New York may increase. Furthermore, the withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas and may negatively affect our loss experience. In addition, with respect to our preneed insurance policies, the average age of policyholders is approximately 73 years. This group is more susceptible to certain epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.
A.M. Best, Moody’s, and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates four of our domestic operating insurance subsidiaries and S&P rates five of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies or regulators could also increase capital requirements for the Company or its subsidiaries. Any reduction in our ratings could materially adversely affect the demand for our products from intermediaries and consumers and materially adversely affect our results. In addition, any reduction in our financial strength ratings could materially adversely affect our cost of borrowing.
As of December  31, 2016, contracts representing approximately 31% of Global Housing, 38% of Global Lifestyle, and 75% of Global Preneed’s net earned premiums and fee income contain provisions requiring the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

We face risks associated with our international operations.
Our international operations face economic, political, legal, operational and other risks that we may not face in our domestic operations. For example, we may face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws and regulations; political or economic instability in countries in which we conduct business, including possible terrorist acts; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; differences in cultural environments and changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and restrictions on the repatriation of non-U.S. investment and earnings; and potentially substantial tax liabilities if we repatriate the cash generated by our international operations back to the U.S.
If our business model is not successful in a particular country or region or it experiences economic, political or other instability, we may lose all or most of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these risks identified above, in particular where certain countries have recently experienced economic or political instability, such as Brazil. In addition, concerns about the European Union (the “E.U.”), including the U.K.’s referendum to exit the E.U., has caused uncertainty in the financial markets and exchange rate fluctuation. Changes to the E.U. or U.K. regulatory frameworks applicable to our business could increase compliance costs and negatively impact the region’s economic conditions, financial markets and exchange rates, which could adversely affect our European business.
In addition, as we engage with international clients, we have made certain up-front commission payments and similar cash outlays, which we may not recover if the business does not materialize as we expect. These up-front payments are typically supported by various protections, such as letters of guarantee, but we may not recover our initial outlays and other amounts owed to us fully or timely. As our international business grows, we rely increasingly on fronting carriers or intermediaries in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business.
For information on the significant international regulations that apply to our Company, please see Item 1, “Business - Regulation - International Regulation.”
Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, the results of our operations have been and may continue to be affected by foreign exchange rate fluctuations. To a large extent, we do not currently hedge foreign currency risk. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our net assets, net revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. For example, Argentina has recently undergone a currency crisis and the U.K. has experienced currency volatility. These fluctuations in currency exchange rates may result in gains or losses that materially and adversely affect our results of operations.
An impairment of goodwill or other intangible assets could materially affect our results of operations and book value.
Goodwill represented 3% of our total assets as of December 31, 2016. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist or we change our reportable segments and related reporting units. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. As of December 31, 2016, we reorganized our business segments and we were required to reassign the carrying amount of our Assurant Solutions legacy goodwill, on the basis of the fair value of our new reporting units, Global Lifestyle and Global Preneed. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7 - Management's Discussion and Analysis - Critical Factors Affecting Results - Value and Recoverability of Goodwill.” In addition, other intangible assets collectively represented 1% of our total assets as of December 31, 2016. An impairment of goodwill or other intangible assets could have a material adverse effect on our profitability and book value.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2016, because internal control over financial reporting is complex and may be revised over time, we cannot assure you that our internal control over financial reporting will be effective in the future. Any failure to implement required controls, or difficulties encountered in their implementation, could adversely affect our results or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. Internal control deficiencies may also prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions, and result in a breach of the covenants under our credit agreement. Investor confidence in the Company and the reliability of our financial statements could erode, resulting in a decline in our share price and impairing our ability to raise capital.
The failure to effectively maintain and modernize our information technology systems could adversely affect our business.
The success of our business depends on our ability to maintain effective information technology systems, to enhance technology to support the Company’s business in an efficient and cost-effective manner and to continually upgrade product and service offerings and support growth. In addition, our ability to integrate our systems with those of our clients is critical to our success. In connection with the Company’s transformation and its long-term strategy, the Company is focused on modernizing and otherwise improving information technology infrastructure. The success of the implementation of new systems will affect our business and results of operations. If we fail to maintain systems that function effectively without interruption, integrate the systems of acquired businesses effectively or update our systems to support our transformation and keep pace with technological advancements, our relationships and ability to do business with our clients may be adversely affected. We could also experience other adverse consequences, including additional costs, unfavorable underwriting and reserving decisions, internal control deficiencies and information security breaches resulting in loss or inappropriate disclosure of data. System development projects may be more costly or time-consuming than anticipated and may not deliver the expected benefits upon completion. In addition, our mobile business is subject to the effects of rapid technological changes in the wireless market, which could affect the adequacy and value of our mobile products and services.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
Our information technology systems are vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Although we have network security measures in place, they may not be sufficient to prevent the penetration of our network and misappropriation or compromise of confidential information, fraud, system disruptions or shutdowns.
We receive and are required to protect confidential information from customers, vendors and other third parties that includes personal information. If any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could damage to our reputation, affect our relationships with our customers and clients, lead to claims against the Company, result in regulatory action and harm our business. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.
Significant competitive pressures or changes in customer preference could affect our results of operations.
We compete with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service for business and customers, and for agents and other distribution relationships. Some of our competitors may offer a broader array of products and services than we do or be better able to tailor to customer needs, greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources, or higher ratings.
There is a risk that purchasers may be able to obtain more favorable terms from competitors, rather than renewing coverage with us. As a result, competition may adversely affect the persistency of our policies, as well as our ability to sell products and provide services. In addition, some of our competitors may price their products or services below ours, putting us at a competitive disadvantage and potentially adversely affecting our revenues and results of operations.
Additionally, for Global Lifestyle, our ability to adequately and effectively price our products and services is affected by, among other things, the evolving nature of consumer needs and preferences and improvements in technology, which could result in a reduction in consumer demand and in the prices of products and services we offer. For Global Housing, our lender-placed products are not underwritten on an individual policy basis and our contracts with clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. Consequently, increases in the risks we assume for homes could potentially adversely affect our results of operations.

New competition and technological advancements could also cause the supply of insurance or other products and services we offer to change, which could affect our ability to price our products at attractive rates. New competitors could enter our markets, take business from us or require us to reduce the prices of our products and services.
In our lender-placed insurance business, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor the clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. The development by others of competing systems or equivalent capabilities could reduce our revenues and results of operations.
We may be unable to grow our business if we cannot find suitable acquisition candidates at attractive prices or integrate them effectively.
We expect acquisitions and new ventures to play a role in the growth of some of our businesses. We may not, however, be able to identify suitable acquisition candidates or new venture opportunities or to finance or complete such transactions on acceptable terms. Additionally, the integration of acquired businesses may result in significant challenges and additional costs, and we may be unable to accomplish such integration smoothly or successfully.
Acquired businesses and new ventures may not provide us with the benefits that we anticipate. Acquisitions entail a number of risks and uncertainties, some of which may differ from those historically associated with our operations. These include, among other things, inaccurate assessment of liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; difficulties in integrating systems and personnel and additional costs related thereto; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.
Failure to protect our clients’ confidential information and privacy could harm our reputation, cause us to lose customers, reduce our profitability and subject us to fines, litigation and penalties, and the costs of compliance with privacy and security laws could adversely affect our business.
Our businesses are subject to a variety of privacy regulations and confidentiality obligations and we have become subject to additional requirements with the growth of our mobile business, which involves the receipt, storage and transmission of personal customer information. If we do not comply with state, federal and international privacy and security laws and regulations, or contractual provisions, requiring us to protect confidential information and provide notice to individuals whose information is improperly disclosed, or if we are subject to a significant data breach or cyber-attack or vendor or employee misconduct, we could experience adverse consequences, including loss of customers and related revenue, regulatory problems (including fines and penalties), harm to our reputation and civil litigation, which could adversely affect our business and results of operations. We have incurred and will continue to incur substantial costs in complying with the requirements of applicable privacy and security laws. For more information on the privacy and information security laws that apply to us, please see Item 1, “Business - Regulation.”
Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives.
We distribute many of our insurance products and services through a variety of distribution channels, including mobile carriers, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups and other third-party marketing organizations. Our relationships with these distributors are significant both for our revenues and profits. We generally do not distribute our insurance products and services through our own captives or affiliated agents. There is intense competition for distribution outlets. Agents who distribute our products are often not exclusively dedicated to us, but also market the products of our competitors. In some cases, such agents are affiliated with other insurers, which may choose to write the product they are now selling on our behalf. Therefore, we face continued competition from competing products and services.
We also have our own sales representatives. We depend in large part on our sales representatives and segment executives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives and executives with key client relationships could materially adversely affect our results of operations and financial condition.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
In previous years, the global capital and credit markets experienced extreme volatility and disruption. In many cases, companies’ ability to raise money was severely restricted. Although conditions in the capital and credit markets are currently stable, they could again deteriorate. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short-and long-term instruments.
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
Investment returns are an important part of our profitability. Significant fluctuations in the fixed maturity market could impair our profitability, financial condition and cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition, certain factors affecting our business, such as volatility of claims experience, could force us to liquidate securities or other investments prior to maturity, causing us to incur capital losses. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
Market conditions, changes in interest rates, and prolonged periods of low interest rates may materially affect our results.
Recent periods have been characterized by low interest rates; though there have been recent increases in the fourth quarter of 2016. A prolonged period during which interest rates remain at historically low levels may result in lower-than-expected net investment income and larger required reserves. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold.
Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may materially increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 85% of the fair value of our total investments as of December 31, 2016.
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
We employ asset/liability management strategies to manage the adverse effects of interest rate volatility and the likelihood that cash flows are unavailable to pay claims as they become due. Our asset/liability management strategies do not completely eliminate the adverse effects of interest rate volatility, and significant fluctuations in the level of interest rates may require us to liquidate investments prior to maturity at a significant loss to pay claims. This could have a material adverse effect on our results of operations and financial condition.
Our preneed insurance policies are subject to increasing death benefits. In extended periods of declining interest rates or rising inflation, there may be compression in the spread between the death benefit growth rates on these policies and the investment income that we can earn, resulting in a negative spread. As a result, declining interest rates or high inflation rates may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Inflation Risk”.
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
Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2016, fixed maturity securities represented 83% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations). These investments comprise approximately 6% of the fair value of our total investments as of December 31, 2016 and generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.
We currently invest in equity securities representing approximately 4% of the fair value of our total investments as of December 31, 2016. However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns but present greater risk to preservation of capital than our fixed maturity investments.
If treasury rates or credit spreads were to increase, the Company may have additional realized and unrealized investment losses and increases in other-than-temporary impairments. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Changes in facts, circumstances, or critical assumptions could cause management to conclude that further impairments have occurred. This could lead to additional losses on investments. For further details on net investment losses and other-than-temporary-impairments, please see Note 6 to the Consolidated Financial Statements included elsewhere in this Report.
Derivative instruments generally present greater risk than fixed maturity investments or equity investments because of their greater sensitivity to market fluctuations. We use derivative instruments to manage the exposure to inflation risk created by our preneed insurance policies that are tied to the CPI. The protection provided by these derivative instruments begins at higher levels of inflation. However, exposure can still exist due to potential differences in the amount of business and the notional amount of the protection. This could have a material adverse effect on our results of operations and financial condition.
Our commercial mortgage loans and real estate investments subject us to liquidity risk.
Our commercial mortgage loans on real estate investments (which represented approximately 6% of the fair value of our total investments as of December 31, 2016) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
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
In accordance with applicable income tax guidance, the Company must determine whether its ability to realize the value of its deferred tax asset or to recognize certain tax liabilities related to uncertain tax positions is “more likely than not.” Under the income tax guidance, a deferred tax asset should be reduced by a valuation allowance, or a liability related to uncertain tax positions should be accrued, if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carry-forward periods.
In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carry-forwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting the Company and overall economic conditions. These management judgments are therefore subject to change due to factors that include, but are not limited to, changes in our ability to realize sufficient taxable income of the same character in the same jurisdiction or in our ability to execute other tax planning strategies. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material impact on our results of operations and financial condition.
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
As we continue to improve operating efficiencies across the business, we have outsourced and may outsource selected functions to third parties, including independent contractors. For example, we outsource certain key functions in our mortgage solutions businesses to certain independent contractors who we believe offer us expertise in this area, as well as scalability and cost effective services. In addition, we have also outsourced certain business and information technology services, as well as call center services. We generally take steps to monitor and regulate the performance of these independent third parties to whom the Company has outsourced these functions, but our vendor oversight controls could prove inadequate. If these third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their operations, financial condition or other matters beyond our control, or if they fail to protect our data, confidential and proprietary information and personal information of our customers, the Company’s operations, information, service standards, reputation and data could be compromised and we could suffer adverse legal consequences. In addition, if we are unable to attract and retain relationships with qualified independent contractors, or if changes in law or judicial decisions require such independent contractors to be classified as employees, our mortgage solutions businesses could be significantly adversely affected.
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
A decline in the value of devices in our inventory or subject to guaranteed buybacks could have a material adverse effect on our profitability.
The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could affect our profitability. In our mobile business, we carry inventory to meet delivery requirements of certain clients and we provide the guaranteed buyback of devices as part of our trade-in and upgrade offerings. These devices are ultimately disposed of through sales to third parties. Our mobile business is subject to the risk that the value of the devices will be adversely affected by price reductions or technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, as well as increased competition and growing industry emphasis on cost containment. If the value of devices is significantly reduced, it could have a material adverse effect on our profitability.
Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our clients and distributors. Our employees could engage in misconduct that adversely affects our business. We could be subject to litigation, regulatory sanctions and serious harm to our reputation or financial position if an employee were to engage or be accused of engaging in illegal or suspicious activities. Employee misconduct could also prompt regulators to allege or to determine, on the basis of such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.
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
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation; in 2001 we sold the insurance operations of our Fortis Financial Group (“FFG”) division to The Hartford Financial Services Group, Inc. (“The Hartford”); and in 2016, we sold our Assurant Employee Benefits segment to Sun Life Assurance Company of Canada (“Sun Life”). Most of the assets backing reserves coinsured under these sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts and/or the separate accounts could prove insufficient to support the liabilities that would revert to us.
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
Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third party administrations and clients.
We are subject to the credit risk of some of the clients and agents with which we contract in our businesses. For example, we advance agents' commissions as part of our preneed insurance offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.
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
As a holding company whose principal assets are the capital stock of our subsidiaries, Assurant, Inc. relies primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares or debt, to acquire new businesses and to pay dividends to stockholders and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments depends on their statutory surplus, future statutory earnings, rating agency requirements and regulatory restrictions. Except to the extent that Assurant, Inc. is a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority over creditors’ claims with respect to the assets and earnings of the subsidiaries. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against their assets or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary, and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before Assurant, Inc., as a stockholder, would be entitled to receive any distribution from the subsidiary.
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2017 without regulatory approval, see “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy.”
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
The success of our business strategy depends on our transformation and the continuing service of key executives, the members of our senior management team and other highly-skilled personnel.
The Company is undergoing a multi-year transformation to position itself for long-term profitable growth. This process includes a business portfolio realignment to focus on the housing and lifestyle markets and a new global enterprise operating model. In connection with the transformation, the Company substantially exited the health insurance market and sold its employee benefits business to Sun Life. In addition, the Company began the implementation of new global organizational structures for its business operations under a COO and key support functions. The Company appointed key executives such as a new CFO and a newly created Chief Technology Officer and CRO. As part of the new global organizational model, the Company is integrating decentralized business operating structures and support functions in order to increase efficiencies and achieve cost savings. However, the Company will incur costs related to the transformation, including investments in information technology, procurement and other initiatives, as well as costs associated with businesses in run off or that have been sold. The Company’s long-term strategy depends on the successful execution of the transformation, including our ability to make the necessary adjustments to our cost structure, achieve efficiencies and attract and retain personnel.

In addition, we rely on the continued service of key executives, members of our senior management team and highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, employee tolerance for the significant amount of change within and demands on our company, the effectiveness of our compensation programs and competition. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our senior management and other key executives.
Risks Related to Our Industry
We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
Our insurance and other subsidiaries are subject to extensive regulation and supervision in the United States and internationally in jurisdictions in which they do business. Such regulation is generally designed to protect the interests of policyholders or other customers. To that end, the laws of the various states and other jurisdictions establish insurance departments and other regulatory bodies with broad powers over, among other things: licensing and authorizing the transaction of business; capital, surplus and dividends; underwriting limitations; companies’ ability to enter and exit markets; statutory accounting and other disclosure requirements; policy forms; coverage; companies’ ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; certain transactions between affiliates; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.
In addition, we are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the New York Stock Exchange regulations and the Sarbanes-Oxley Act of 2002. We are also subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act.
For a discussion of various laws and regulations affecting our business, please see Item 1, “Business - Regulation.”
If regulatory requirements impede our ability to conduct certain operations, our results of operations and financial condition could be materially adversely affected. In addition, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant regulators’ interpretation of these laws and regulations. In such events, the insurance regulatory authorities could preclude us from operating, limit some or all of our activities, or fine us. Such actions could materially adversely affect our results of operations and financial condition. Furthermore, violation of laws or regulations to which we are subject could result in fines, restrictions on our activities and damage to our reputation. The mere investigation by authorities of alleged or potential wrong-doing, such as anti-bribery and FCPA violations, could result in a material adverse effect on the Company.
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
Further, actions by certain regulators may cause additional changes to the structure of the lender-placed insurance industry, including the arrangements under which we track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Global Housing and the results of operations and financial condition of the Company. See Item 1, “Business - Regulation” and Item 7, “Management's Discussion and Analysis - Results of Operations - Global Housing - Regulatory Matters.”
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
Lender-placed insurance products accounted for approximately 58% and 64% of Global Housing’s net earned premiums, fees and other income for the twelve months ended December 2016 and 2015, respectively. The approximate corresponding contributions to segment net income in these periods were 56% and 69%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.
The Company files rates with the state departments of insurance in the ordinary course of business. In addition to this routine correspondence, from time to time the Company engages in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. The results of such reviews may vary. As previously disclosed, the Company has reached agreements with the New York Department of Financial Services (the “NYDFS”), the Florida Office of Insurance Regulation (the “FOIR”) and the California Department of Insurance regarding the Company’s lender-placed insurance business in those states. In addition, the Company has reached an agreement to settle a targeted multistate market conduct examination focused on lender-placed insurance, including a number of requirements and restrictions, in a regulatory settlement agreement (the “RSA”), which, when it takes effect, will be applicable in all states and U.S. territories. Among other things, the terms of the RSA will require more frequent rate filings for lender-placed insurance. This could result in downward pressure on premium rates for these products. If such filings result in significant decreases in premium rates for the Company’s lender-placed insurance products, our cash flows and results of operations could be materially adversely affected.
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
In addition, new interpretations of existing laws, or new judicial decisions affecting the insurance industry, could adversely affect our business.

Legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

•	imposed reductions in premium rates, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;

•	increases in minimum capital, reserves and other financial viability requirements;

•	enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;

•	new licensing requirements;

•	restrictions on the ability to offer certain types of insurance products or service contracts;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	more stringent standards of review for claims denials or coverage determinations;

•	increased regulation relating to lender-placed insurance;

•	new or enhanced regulatory requirements that require insurers to pay claims on terms other than those mandated by underlying policy contracts; and

•	restriction of solicitation of insurance consumers by funeral board laws for prefunded funeral insurance coverage.
In addition, regulators in certain states have hired third party auditors to audit the unclaimed property records of insurance companies operating in those states. Among other companies, the Company is currently subject to these audits in a number of states and has been responding to information requests from these auditors.
Several proposals have been adopted or are currently pending to amend state insurance holding company and other laws that increase the scope of insurance company regulation. The Own Risk and Solvency Assessment (“ORSA”) requires U.S. insurers and insurance groups to perform an annual ORSA and is being rolled out across all states by the end of 2017. The Company has filed ORSA reports in the U.S., Canada and Europe and will be required to file ORSA reports in five jurisdictions in 2017. The U.S., Canada, Europe, Mexico and Chile have Solvency II regimes that include ORSA requirements. Further countries are expected to follow, with Solvency II-based regimes being implemented around the globe. Regulatory bodies are also expected to increase the frequency of discussions between each other and the level of data sharing across borders in order to enable more consistent regulation of global companies.
Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. In January 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the “NAIC”) authorized an industry-wide multistate targeted market conduct examination focusing on lender-placed insurance. Several insurance companies, including American Security Insurance Company, were subject to the examination. In December 2016, the Company reached an agreement with the relevant regulators on the settlement of the market conduct examination pursuant to the RSA and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The effectiveness of the RSA is subject to the fulfillment of certain conditions. The Settlement Agreements resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and will align lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. The Company will also re-file its lender-placed insurance rates at least once every four years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations and cash flows.
The businesses in which we operate may be subject to periodic negative publicity, which may negatively affect our financial results.
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
Risks Related to Our Common Stock
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
 We own eight properties, including three buildings whose locations serve as headquarters for our operating segments, two buildings that serve as operation centers for Global Housing and one building that serves as a claims training center for Global Housing. Global Lifestyle and Global Housing share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. Global Preneed has a headquarters building in Rapid City, South Dakota. We also own buildings in Kansas City, Missouri and Milwaukee, Wisconsin that used to be the headquarters of businesses sold or placed into runoff. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty years. We believe that our owned and leased properties are adequate for our current business operations.

Item  3. Legal Proceedings
The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. See Note 25 to the Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2011 through December 31, 2016 with the total stockholder returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and the S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2011 and that all dividends were reinvested.

Total Values/Return to Stockholders
(Includes reinvestment of dividends)

	Base Period 12/31/11	INDEXED VALUES Years Ending
Company / Index		12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Assurant, Inc.	$100	$86.44	$168.42	$176.42	$211.58	$249.97
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 400 MidCap Index	100	117.88	157.37	172.74	168.98	204.03
S&P 500 Multi-line Insurance Index*	100	126.70	187.39	196.32	210.54	232.17
S&P 400 Multi-line Insurance Index*	100	119.90	165.71	181.24	225.59	281.75

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Assurant, Inc.		(13.56)%	94.85%	4.75%	19.93%	18.14%
S&P 500 Index		16.00	32.39	13.69	1.38	11.96
S&P 400 MidCap Index		17.88	33.50	9.77	(2.18)	20.74
S&P 500 Multi-line Insurance Index*		26.70	47.90	4.77	7.24	10.27
S&P 400 Multi-line Insurance Index*		19.90	38.21	9.37	24.47	24.90

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price
Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE and dividends per share of common stock declared by our Board of Directors for the periods indicated.

Year Ended December 31, 2016	High	Low	Dividends
First Quarter	$81.31	$66.23	$0.50
Second Quarter	$88.67	$77.09	$0.50
Third Quarter	$92.25	$83.01	$0.50
Fourth Quarter	$93.74	$78.72	$0.53

Year Ended December 31, 2015	High	Low	Dividends
First Quarter	$67.77	$60.22	$0.27
Second Quarter	$68.87	$59.86	$0.30
Third Quarter	$79.60	$68.14	$0.30
Fourth Quarter	$86.81	$78.25	$0.50

Holders
On February 9, 2017, there were approximately 194 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 9, 2017 was $91.36.
Please see Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.

Shares Repurchased

Period in 2016	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 – January 31	1,147,337	$78.44	1,147,337	$862,125
February 1 – February 28	869,898	70.69	869,898	800,645
March 1 – March 31	1,405,025	76.12	1,405,025	693,717
Total first quarter	3,422,260	75.52	3,422,260	693,717
April 1 – April 30	1,033,098	79.90	1,033,098	611,195
May 1 – May 31	845,869	87.01	845,869	537,609
June 1 – June 30	439,031	84.75	439,031	500,406
Total second quarter	2,317,998	83.41	2,317,998	500,406
July 1 – July 31	485,725	86.61	485,725	458,345
August 1 – August 31	1,177,372	85.92	1,177,372	357,213
September 1 – September 30	1,028,006	89.92	1,028,006	264,798
Total third quarter	2,691,103	87.57	2,691,103	264,798
October 1 – October 31	1,065,648	86.96	1,065,648	172,147
November 1 – November 30	539,943	83.79	539,943	726,918
December 1 – December 31	481,600	91.38	481,600	682,920
Total fourth quarter	2,087,191	87.16	2,087,191	682,920
Total January 1 through December 31	10,518,552	$82.65	10,518,552	$682,920

(1)	Shares purchased pursuant to the November 14, 2016 publicly announced share repurchase authorization of up to $600,000 of outstanding common stock.

Dividend Policy
On January 13, 2017, our Board of Directors declared a quarterly dividend of $0.53 per common share payable on March 20, 2017 to stockholders of record as of February 27, 2017. We paid dividends of $0.53 per common share on December 12, 2016, and $0.50 on September 13, 2016, June 14, 2016 and March 14, 2016. We paid dividends of $0.30 per common share on December 14, 2015, September 15, 2015 and June 9, 2015, and $0.27 per common share on March 9, 2015. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.
Assurant, Inc. is a holding company and, therefore, its ability to pay dividends, service its debt and meet its other obligations depends primarily on the ability of its regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to the holding company. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Risks Relating to Our Company – The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2017, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $319,000. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used or set aside for acquisitions, was approximately $1,653,000 in 2016.
We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.
Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2016. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including those pursuant to the terms of our revolving credit facilities, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, our $400,000 revolving credit facility restricts payments of dividends if an event of default under the facility has occurred or if a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.
Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenues
Net earned premiums (1)	$5,007,364	$8,350,997	$8,632,142	$7,759,796	$7,236,984
Fees and other income	1,422,464	1,303,466	1,033,805	586,730	475,392
Net investment income	515,678	626,217	656,429	650,296	713,128
Net realized gains on investments (2)	162,183	31,826	60,783	34,525	64,353
Amortization of deferred gains and gains on disposal of businesses	394,513	12,988	(1,506)	16,310	18,413
Gain on pension plan curtailment	29,578	—	—	—	—
Total revenues	7,531,780	10,325,494	10,381,653	9,047,657	8,508,270
Benefits, losses and expenses
Policyholder benefits (3)	1,808,472	4,742,535	4,405,333	3,675,532	3,655,404
Amortization of deferred acquisition costs and value of businesses acquired	1,351,314	1,402,573	1,485,558	1,470,287	1,403,215
Underwriting, general and administrative expenses	3,442,756	3,924,089	3,688,230	3,034,404	2,631,594
Interest expense	57,619	55,116	58,395	77,735	60,306
Loss on extinguishment of debt	23,031	—	—	—	—
Total benefits, losses and expenses	6,683,192	10,124,313	9,637,516	8,257,958	7,750,519
Income before provision for income taxes	848,588	201,181	744,137	789,699	757,751
Provision for income taxes	283,238	59,626	273,230	300,792	274,046
Net income	$565,350	$141,555	$470,907	$488,907	$483,705
Earnings per share:
Basic	$9.23	$2.08	$6.52	$6.38	$5.74
Diluted	$9.13	$2.05	$6.44	$6.30	$5.67
Dividends per share	$2.03	$1.37	$1.06	$0.96	$0.81
Share data:
Weighted average shares outstanding used in basic per share calculations	61,261,288	68,163,825	72,181,447	76,648,688	84,276,427
Plus: Dilutive securities	673,486	853,384	970,563	1,006,076	1,030,638
Weighted average shares used in diluted per share calculations	61,934,774	69,017,209	73,152,010	77,654,764	85,307,065
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$12,511,047	$14,283,077	$15,450,108	$15,961,199	$15,885,722
Total assets	$29,709,128	$30,036,402	$31,554,881	$29,706,273	$28,942,565
Policy liabilities (4)	$20,040,660	$19,787,133	$19,711,953	$18,698,615	$18,666,355
Debt	$1,067,020	$1,164,656	$1,163,494	$1,629,702	$968,357
Total stockholders’ equity	$4,098,100	$4,523,967	$5,181,307	$4,833,479	$5,185,366
Per share data:
Total book value per basic share (5)	$72.33	$67.92	$73.73	$66.23	$64.93

(1)	The decline in 2016 primarily relates to the Assurant Health wind-down and the sale of our Assurant Employee Benefits segment.

(2)	Included in net realized gains are other-than-temporary impairments of $6,874, $5,024, $30, $4,387 and $1,843 for 2016, 2015, 2014, 2013 and 2012, respectively.

(3)
The decline in 2016 primarily relates to lower losses from Assurant Health and only two months of results of AEB prior to its sale. 2016 includes $157,437 of reportable catastrophe losses primarily related to Hurricane Matthew and flooding. 2015 includes higher loss experience and adverse claim development on 2015 individual major medical policies. During 2012, we incurred losses of $250,206, net of reinsurance, mainly associated with Superstorm Sandy. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.

(4)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(5)
Total stockholders’ equity divided by the basic shares outstanding for book value per basic share calculation. At December 31, 2016, 2015, 2014, 2013, and 2012 there were 56,660,642, 66,606,258, 70,276,896, 72,982,023 and 79,866,858 shares, respectively, outstanding.

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
General
We report our results through five segments: Global Housing, Global Lifestyle, Global Preneed, Total Corporate and Other and Assurant Employee Benefits. Total Corporate and Other includes Corporate and Other activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate and Other also includes the amortization of deferred gains and gains associated with the sales of FFG, LTC and Assurant Employee Benefits, through reinsurance agreements and other unusual and infrequent items as described below. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed for comparability purposes. In addition, Assurant Employee Benefits was a separate reportable segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016.
The following discussion covers the twelve months ended December 31, 2016 (“Twelve Months 2016”), twelve months ended December 31, 2015 (“Twelve Months 2015”) and twelve months ended December 31, 2014 (“Twelve Months 2014”). Please see the discussion that follows, for each of these segments, for a more detailed analysis of the fluctuations.
Executive Summary
The Company made significant progress in executing its multi-year transformation in 2016. As part of its portfolio realignment to focus on specialty housing and lifestyle protection products and services, the Company has substantially exited the health insurance market and completed the sale, mainly through a series of reinsurance transactions, of its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. (“Sun Life”). For more information on the sale, see Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
Consolidated net income increased $423,795, or 299%, to $565,350 for Twelve Months 2016 from $141,555 for Twelve Months 2015. The increase was primarily related to lower losses and exit-related charges from the wind down of the Assurant Health runoff operations, a $247,991 (after-tax) increase in amortization of deferred gains and gains on disposal of businesses and an additional $84,732 (after-tax) in net realized gains on investments. The increase in amortization of deferred gains and gains on disposal of businesses and net realized gains on investments both primarily relate to the sale of the Assurant Employee Benefits segment. These items were partially offset by higher reportable catastrophe losses and the ongoing declines in lender-placed insurance in our Global Housing segment.
Global Housing net income decreased $119,039, or 39%, to $188,666 for Twelve Months 2016 from $307,705 for Twelve Months 2015. The decrease is primarily due to an $83,060 (after-tax) increase in reportable catastrophe losses and the ongoing declines in our lender-placed homeowners insurance business, including a decline in real-estate owned business and the previously disclosed loss of client business. This decline was partially offset by savings realized from expense initiatives.
Net earned premiums and fees decreased $161,445 to $2,288,801 for Twelve Months 2016 compared with Twelve Months 2015, primarily due to lower placement and premium rates in the lender-placed insurance business and the loss of client business mentioned above. The decrease was partially offset by growth in our multi-family housing and mortgage solutions businesses. The multi-family housing revenue increase was primarily due to a higher volume of renters’ policies sold through our affinity channels and increased penetration rates across our property management network, while the mortgage solutions businesses revenue increase was primarily due to the July 2016 acquisition of American Title, Inc., a leader in title and valuation services for home equity lenders.
For 2017, we anticipate Global Housing net income, excluding catastrophe losses, and net earned premiums, fees and other income to decline compared with 2016 as our lender-placed insurance business moves closer to a normalized, steady state. We also expect revenue growth in our multi-family housing and mortgage solutions businesses to continue and overall, we believe these offerings will account for a larger portion of this segment’s earnings as we expand market share. Additional expense savings from initiatives implemented across Global Housing are also expected.

Global Lifestyle net income increased $1,421, or 1%, to $154,425 for Twelve Months 2016 from $153,004 for Twelve Months 2015. The increase was primarily due to an increased net tax benefit related to a redemption of shares in our international structure and better mobile business performance globally. These items were partly offset by the loss of a domestic tablet program and lower contributions from legacy extended service contracts from North American retailers and our credit insurance business.
Twelve Months 2016 net earned premiums, fees and other income increased $72,151 to $3,706,167 compared with Twelve Months 2015 primarily due to an increase in mobile programs and subscribers partially offset by declines in business from certain North American retailers, the loss of a domestic tablet program and foreign currency exchange volatility.
In 2017, we expect Global Lifestyle net income to increase from 2016 driven primarily by improved mobile and vehicle protection business results and expense savings initiatives. These items will be partially offset by declines from credit insurance business and legacy North American retail clients. Net earned premiums, fees and other income are expected to decline in 2017 compared with 2016, primarily due to a change in program structure at a large service contract client. This program structure change will have no impact on net income. Excluding this program structure change, net earned premiums, fees and other income are expected to increase due to growth globally in our mobile and vehicle protection businesses. Foreign exchange volatility and variability in the mobile market will impact results.
Global Preneed net income decreased $1,875, or 4%, to $42,304 for Twelve Months 2016 from $44,179 for Twelve Months 2015. This decrease was primarily due to an adjustment related to the amortization of deferred acquisition costs and policyholder benefits for an older block of policies, partially offset by higher investment income from real estate joint venture partnerships. Twelve Months 2016 net earned premiums, fees and other income increased $3,838 to $171,279 compared with Twelve Months 2015 primarily due to premium from policies written in previous years.
In 2017, we expect Global Preneed net income and fees and other income to increase compared with 2016 due to sales growth across North America and operational efficiencies.
Critical Factors Affecting Results
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets, our ability to manage our expenses and achieve expense savings and catastrophe losses. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including global connected living, multi-family housing, mortgage solutions, as well as vehicle protection services, and manage the pace of declines in placement rates in our lender-placed business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in the exchange rate, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A – Risk Factors.”
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our senior notes and dividends on our common stock.
For Twelve Months 2016, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents, totaled $124,238; net cash provided by investing activities totaled $725,621 and net cash used in financing activities totaled $1,106,193. We had $1,031,971 in cash and cash equivalents as of December 31, 2016. Please see “ – Liquidity and Capital Resources,” below for further details.
Revenues
We generate revenues primarily from the sale of our insurance policies and service contracts and from income earned on our investments. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.
Under the universal life insurance guidance, income earned on preneed life insurance policies sold after January 1, 2009 are presented within fee income net of policyholder benefits. Under the limited pay insurance guidance, the consideration received on preneed policies sold prior to January 1, 2009 is presented separately as net earned premiums, with policyholder benefits expense shown separately.
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
Our revenues may also be impacted by our ability to continue to grow in the markets in which we operate, including the mobile device insurance market, the renters insurance market and the field services and valuation markets. For example, our business is subject to fluctuations in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile device market dynamics. Our revenues will also be impacted by the lender-placed market.
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
Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes. In connection with our transformation, we are undertaking various expense savings initiatives while also making investments in information technology, among other things, which will impact our expenses.
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
Affordable Care Act Risk Mitigation Programs
Beginning in 2014, the Affordable Care Act introduced new and significant premium stabilization programs. These programs, discussed in further detail below, were meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

A three-year (2014-2016) reinsurance program provides reimbursement to insurers for high cost individual business sold on or off the public marketplaces. The reinsurance entity established by the Department of Health and Human Services ("HHS") is funded by a per-member reinsurance fee assessed on all commercial medical plans, including self-insured group health plans. Only Affordable Care Act individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap. Reinsurance contributions associated with Affordable Care Act individual plans are reported as a reduction in net earned premiums, and estimated reinsurance recoveries are established as reinsurance recoverables with an offsetting reduction in policyholder benefits. Reinsurance fee contributions for non-Affordable Care Act business are reported in underwriting, general and administrative expenses.

A permanent risk adjustment program transfers funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in Affordable Care Act plans in the individual and small group markets, both on and off the public marketplaces. Based on the risk of its members compared to the total risk of all members in the same state and market, considering data obtained from industry studies, the Company estimates its year-to-date risk adjustment transfer amount. The Company records a risk adjustment transfer receivable (payable) in premiums and accounts receivable (unearned premiums), with an offsetting adjustment to net earned premiums.
A three-year (2014-2016) risk corridor program limits insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to a subset of Affordable Care Act eligible individual and small group products certified as Qualified Health Plans.     The public marketplace can only sell Qualified Health Plans. In addition, carriers who sell Qualified Health Plans on the public marketplace can also sell them off the public marketplace. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS. During 2015, the Company participated in the Federal insurance public marketplace for several states so the risk corridor program is applicable. However, as the funding status for this program is in significant doubt since amounts under the prior year program would need to be funded first and there appear to be insufficient funds available, a full allowance was established against recorded receivable amounts from this program for 2015. The Company did not participate in the risk corridor program for 2016 given the wind down of the business.
Reserves
Reserves are established in accordance with GAAP using generally accepted actuarial methods and reflect judgments about expected future claim payments. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, reporting lags, expenses, inflation rates, future investment earnings, and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves is not an exact process given that management is using historical information and methods to help project future events and reserve outcomes.
The recorded reserves represent management's best estimate at a point in time of the ultimate costs of settlement and administration of a claim or group of claims, based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation.
Many of the factors affecting reserve uncertainty are not directly quantifiable and not all future events can be anticipated when reserves are established. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are determined.
Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that future settlement amounts for claims incurred through the financial reporting date will not vary from reported claim reserves. Future loss development could require reserves to be increased or decreased, which could have a material adverse or positive effect on our earnings in the periods in which such increases or decreases are made. See "Item 1A - Risk Factors - Risks related to our Company - Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could materially affect our results of operations, profitability and capital" for more detail on this risk.

The following table provides reserve information for our reporting segment lines for the years ended December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Global Preneed	$5,401,379	$111,887	$16,593	$7,856	$5,082,545	$135,038	$16,674	$7,464
Disposed and runoff businesses	4,573,778	37,930	1,161,816	143,836	4,230,348	48,201	987,263	116,738
All other	137,721	158	1,026	1,485	153,801	118	773	1,674
Short Duration Contracts:
Global Lifestyle	—	5,041,571	78,136	181,355	—	4,822,633	81,980	173,513
Global Housing	—	1,424,224	220,211	357,399	—	1,382,668	130,455	394,853
Disposed and runoff businesses	—	10,755	991,491	140,053	—	35,062	1,518,709	466,623
Total	$10,112,878	$6,626,525	$2,469,273	$831,984	$9,466,694	$6,423,720	$2,735,854	$1,160,865

For additional information regarding our reserves, see Note 14 to the Consolidated Financial Statements included elsewhere in this Report.
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
Global Housing and Global Lifestyle
Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. Both paid claims development as well as case incurred development are typically analyzed at the product or product grouping level, giving consideration to product size and data credibility. The reserving methods widely employed within the Company include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson. For Global Housing, reportable catastrophes are analyzed and reserved for separately using a frequency and severity approach.
The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and prior estimates of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing more variability in incurred to paid ratios.
Each of these methods applied to the data groupings produces an estimate of the loss reserves for the product grouping. The best estimate is generally selected from a blend of the different methods. The IBNR associated with the best estimate is then allocated to accident year based on a weighting of the underlying actuarial methods. The determination of the best estimate is based on many factors, including but not limited to:

•	the nature and extent of the underlying assumptions;

•	the quality and applicability of historical data - whether internal or industry data;

•	current and expected future economic and market conditions;

•	regulatory, legislative, and judicial considerations;

•	the extent of data segmentation - data should be homogeneous yet credible enough for loss development methods to apply;

•	trends in loss frequencies and severities for various causes of loss;

•
consideration of the positive skew in the distribution of loss reserves, resulting in the best estimate likely exceeding an estimate based on median values, suggesting that favorable development may be more likely than unfavorable development; and

•	hindsight testing of prior loss estimates - the loss estimates on some product lines will vary from actual loss experience more than others.
When employing the reserving methods, consideration is given to contractual requirements, historical utilization trends and payment patterns, coverage changes, seasonality, product mix, legislative and regulatory environment, economic factors, natural catastrophes, and other relevant factors. The Company consistently applies reserving principles and methodologies from year to year, while also giving due consideration to the potential variability of these factors.
While management has used its best judgment in establishing its estimate of required reserves, different assumptions and variables could lead to significantly different reserve estimates. Two key measures of loss activity are loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls, changes in economic activity and weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations.
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2016 would be as follows:

Change in both loss frequency and severity for all Global Housing and Global Lifestyle	Ultimate cost of claims occurring in 2016	Change in cost of claims occurring in 2016
3% higher	$888,080	$50,979
2% higher	$870,920	$33,819
1% higher	$853,927	$16,826
Base scenario (1)	$837,101	$—
1% lower	$820,275	$(16,826)
2% lower	$803,282	$(33,819)
3% lower	$786,122	$(50,979)

(1)	Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2016 for Global Housing and Global Lifestyle.

Disposed and Runoff Short Duration Lines
The Company has exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $30,161 (before reinsurance) and $25,092 (net of reinsurance) at December 31, 2016. Estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. Based on information currently available, and after consideration of the reserves reflected in the Consolidated Financial Statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
Reserves for the previously written Assurant Health business are established using generally accepted actuarial methods. Factors used in the reserve calculation include experience derived from historical claim payments and actuarial assumptions, such as trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing changes.
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
Global Preneed
Global Preneed includes pre-funded funeral life insurance and annuity contracts and legacy traditional life insurance (no longer offered). The reserve assumptions for future policy benefits and expenses are determined based upon pricing, which approximates actual experience.
For preneed life insurance issued after 2008 with discretionary death benefit growth, reserve assumptions are made without provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates, lapse rates, and future death benefit increases are based upon pricing assumptions.
For preneed life insurance issued after 2008 with either no death benefit growth or death benefit growth linked to an inflation index, reserve assumptions are made with provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates and lapse rates are based upon pricing assumptions. For contracts with minimum benefit increases associated with an inflation index, the reserves assume expected benefit increases equal the discount rate less a spread.
For preneed life insurance issued prior to 2009, reserve assumptions are made with provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates, lapse rates, and future death benefit increases are based upon pricing assumptions.
Annuity contracts have reserve assumptions made without provision for adverse deviation. Assumed discount rates and interest rates credited on deferred annuities vary by year of issue. Withdrawal charge assumptions are based upon contract provisions. Nearly all of the deferred annuity contracts have a minimum guaranteed interest rate.
For life insurance and annuity contracts acquired in 2000 and prior, interest and discount rates as well as mortality assumptions are based on statutory valuation requirements, which approximate GAAP, with no explicit provision for lapses.
Disposed and Runoff Long Duration Lines
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
Deferred Acquisition Costs ("DAC")
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
Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of investment income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to expense and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability is accrued for the excess deficiency.
Long Duration Contracts
Acquisition costs for pre-funded funeral ("preneed") life insurance policies issued prior to 2009 and certain life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents.
Acquisition costs relating to group worksite insurance products no longer offered consist primarily of first year commissions to brokers, costs of issuing new certificates and compensation to sales representatives. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies and investment-type annuities (no longer offered), DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. Estimated gross profits include the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.
Short Duration Contracts
Acquisition costs relating to extended service contracts, vehicle service contracts, mobile device protection, credit insurance, lender-placed homeowners and flood, multi-family housing and manufactured housing are amortized over the term of the contracts in relation to premiums earned. These acquisition costs consist primarily of advance commissions paid to agents.
Acquisition costs relating to disposed lines of business (group term life, group disability, group dental and group vision) consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.
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
Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, or unforeseen events which affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. See also Note 6 to the Consolidated Financial Statements included elsewhere in this Report and “Item 1A – Risk Factors – Risks Related to our Company – The value of our investments could decline, affecting our profitability and financial strength” and “Investments” contained later in this item.
Reinsurance
Reinsurance recoverables include amounts we are owed by reinsurers. Reinsurance costs are expensed over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The ceding of insurance does not discharge our primary liability to our insureds.
The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2016	December 31, 2015
Reinsurance recoverables	$9,083,207	$7,470,403

We have used reinsurance to exit certain businesses, including Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $6,294,991 and $4,607,056 at December 31, 2016 and 2015, respectively.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2016	2015
Ceded future policyholder benefits and expense	$4,523,295	$4,037,682
Ceded unearned premium	1,836,609	1,667,228
Ceded claims and benefits payable	2,643,203	1,429,128
Ceded paid losses	80,100	336,365
Total	$9,083,207	$7,470,403

We utilize reinsurance for loss protection and capital management, business dispositions and, in Global Lifestyle and Global Housing, client risk and profit sharing. See also “Item 1A – Risk Factors – Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers,” and “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.”
Retirement and Other Employee Benefits
We sponsor a qualified pension plan, (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. Effective March 1, 2016, benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the retirement health benefits plan were frozen. The reported amounts associated with these plans requires an extensive use of assumptions which include, but are not limited to, the discount rate and expected return on plan assets. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions and higher or lower withdrawal rates.
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
Deferred Taxes
Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. The Company has deferred tax assets resulting from temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 9 to the Consolidated Financial Statements included elsewhere in this Report.
As of December 31, 2015, the Company had a cumulative valuation allowance of $13,218 against deferred tax assets of international subsidiaries. During Twelve Months 2016, the Company recognized a cumulative income tax benefit of $689 primarily related to the utilization of foreign net operating losses offsetting operating income of international subsidiaries. As of December 31, 2016, the Company had a cumulative valuation allowance of $12,529 against deferred tax assets, as it is management’s assessment that it is more likely than not that this amount of deferred tax assets will not be realized. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient taxable income of the same character in the same jurisdiction.
In determining whether the deferred tax asset is realizable, the Company weighed all available evidence, both positive and negative. We considered all sources of taxable income available to realize the asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences, carry forwards and tax-planning strategies.
 The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized. Accordingly, other than noted herein for certain international subsidiaries, a valuation allowance has not been established.
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
 Valuation and Recoverability of Goodwill
Goodwill represented $830,956 and $833,512 of our $29,709,128 and $30,036,402 of total assets as of December 31, 2016 and 2015, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
As of December 31, 2016, we reorganized our operating segments. In connection with this change we were required to reallocate the carrying amount of our Assurant Solutions legacy goodwill, based on the fair value of our new reporting units, Global Lifestyle and Global Preneed. No reallocation of the Assurant Specialty Property reporting units' legacy goodwill was necessary. See Notes 3 and 12 to the Consolidated Financial Statements contained elsewhere in this Report for more information on the re-segmentation and the amounts allocated to each new reporting unit.
We have concluded that our reporting units for goodwill testing are appropriately aggregated at the same level as our operating segments. Therefore, we test goodwill for impairment at the reporting unit level.
The following table illustrates the amount of goodwill carried at each reporting unit (including the effects of the 2016 reallocation of goodwill):

	December 31,
	2016	2015
Global Housing	$320,930	$304,419
Global Lifestyle	372,319	529,093
Global Preneed	137,707	—
Total	$830,956	$833,512

In 2016, the Company performed a Step 1 goodwill impairment test on its legacy Assurant Solutions and Assurant Specialty Property reporting units. In addition, after the re-segmentation, we performed an additional Step 1 test assigned to the new reporting units. Consistent with accounting requirements, the impairment testing required us to compare each reporting unit’s estimated fair value with its net book value. For both impairment tests, goodwill was deemed not to be impaired because the estimated fair values of the reporting units exceeded their net book values. No further testing was necessary.

The following describes the valuation methodologies used in the Step 1 test to derive the estimated fair value of the reporting units.

For each reporting unit, we identified a group of peer companies, which have operations that are as similar as possible to the reporting unit. Certain of our reporting units have a very limited number of peer companies. A Guideline Company Method is used to value the reporting unit based upon its relative performance to peer companies, based on several measures, including price to trailing 12 month earnings, price to projected earnings, price to tangible net worth and return on equity.

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

A Guideline Transaction Method values the reporting unit based on available data concerning the purchase prices paid in acquisitions of similar companies operating in the insurance industry. The application of certain financial multiples calculated from these transactions provides an indication of estimated fair value of the reporting units.

While all three valuation methodologies were considered in assessing fair value, the DDM was weighed more heavily since in the current economic environment, management believes that expected cash flows are the most important factor in the valuation of a business enterprise. In addition, recent dislocations in the economy, the scarcity of M&A transactions in the insurance marketplace and the relative lack of directly comparable companies, make the other methods less credible.

Following the initial 2016 Step 1 test, the Company concluded that the estimated fair value of the legacy Assurant Solutions reporting unit exceeded its net book value by 51.1%, while the legacy Assurant Specialty Property reporting unit exceeded its net book value by 67.7%. Following the subsequent 2016 Step 1 test due to the resegmentation, the Company concluded that the estimated fair value of the Global Housing reporting unit exceeded its net book value by 69.7%, while the Global Lifestyle and Global Preneed reporting units exceeded their net book values by 66.9% and 5.6%, respectively.

In 2015, the Company chose the option to perform qualitative assessments for our legacy Assurant Solutions and legacy Assurant Specialty Property reporting units. This option allowed us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.
Based on our qualitative assessments, having considered the factors in totality we determined that it was not necessary to perform a Step 1 quantitative goodwill impairment test for the legacy Assurant Solutions and legacy Assurant Specialty Property reporting units and that it was more-likely-than-not that the fair value of each reporting unit continued to exceed its net book value in 2015.
In undertaking our qualitative assessments for the legacy Assurant Solutions and legacy Assurant Specialty Property reporting units, we considered macro-economic, industry and reporting unit-specific factors. These included (i.) the effect of the current interest rate environment on our cost of capital; (ii.) each reporting unit’s ability to sustain market share over the year; (iii.) lack of turnover in key management; (iv.) 2015 actual performance as compared to expected 2015 performance from our 2014 Step 1 assessment; and, (v.) the overall market position and share price of Assurant, Inc.
The determination of fair value of our reporting units requires many estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of 80 basis points, with all other assumptions held constant, for Global Preneed would result in its estimated fair value being less than its net book value as of December 31, 2016. Likewise, a reduction of 370 basis points in the terminal growth rate, with all other assumptions held constant, for Global Preneed would result in its estimated fair value being less than its net book value as of December 31, 2016. It would take more significant movements in our estimates and assumptions in order for Global Housing and Global Lifestyle estimated fair values to be less than their net book value.

We evaluated the significant assumptions used to determine the estimated fair values of Global Housing, Global Lifestyle and Global Preneed, both individually and in the aggregate, and concluded they are reasonable. However, should the operating results of these reporting units decline substantially compared to projected results, or should further interest rate declines increase the net unrealized investment portfolio gain position, we could determine that we need to record an impairment charge related to goodwill in any of our reporting units.

Had the net book value for any of our reporting units exceeded its estimated fair value in the Step 1 test, we would have then performed a second test to calculate the amount of impairment, if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

Recent Accounting Pronouncements
Please see Note 2 of the Notes to the Consolidated Financial Statements.
Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Net earned premiums	$5,007,364	$8,350,997	$8,632,142
Fees and other income	1,422,464	1,303,466	1,033,805
Net investment income	515,678	626,217	656,429
Net realized gains on investments	162,183	31,826	60,783
Amortization of deferred gains and gains on disposal of businesses	394,513	12,988	(1,506)
Gain on pension plan curtailment	29,578	—	—
Total revenues	7,531,780	10,325,494	10,381,653
Benefits, losses and expenses:
Policyholder benefits	1,808,472	4,742,535	4,405,333
Selling, underwriting and general expenses	4,794,070	5,326,662	5,173,788
Interest expense	57,619	55,116	58,395
Total benefits, losses and expenses	6,683,192	10,124,313	9,637,516
Income before provision for income taxes	848,588	201,181	744,137
Provision for income taxes	283,238	59,626	273,230
Net income	$565,350	$141,555	$470,907

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net income increased $423,795, or 299%, to $565,350 for Twelve Months 2016 from $141,555 for Twelve Months 2015. The increase was primarily related to lower losses and exit-related charges from the wind down of the Assurant Health runoff operations, a $247,991 (after-tax) increase in amortization of deferred gains and gains on disposal of businesses and an additional $84,732 (after-tax) in net realized gains on investments. The increase in amortization of deferred gains and gains on disposal of businesses and net realized gains on investments both primarily relate to the sale of Assurant Employee Benefits segment. For more information on the sale, see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report. These items were partially offset by higher reportable catastrophe losses and the ongoing declines of lender-placed insurance in our Global Housing segment.

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

Global Housing

Overview

The table below presents information regarding the Global Housing segment's results of operations:

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Net earned premiums	$1,829,112	$2,044,701	$2,506,097
Fees and other income	459,689	405,545	301,048
Net investment income	72,713	92,859	101,908
Total revenues	2,361,514	2,543,105	2,909,053
Benefits, losses and expenses:
Policyholder benefits	828,565	788,549	1,085,339
Selling, underwriting and general expenses	1,251,911	1,290,937	1,305,286
Total benefits, losses and expenses	2,080,476	2,079,486	2,390,625
Segment income before provision for income taxes	281,038	463,619	518,428
Provision for income taxes	92,372	155,914	176,671
Segment net income	$188,666	$307,705	$341,757
Net earned premiums, fees and other:
Lender-placed insurance	$1,317,190	$1,561,396	$1,849,149
Multi-family housing	320,941	282,680	232,252
Mortgage solutions	329,265	289,575	189,396
Manufactured housing and other	321,405	316,595	536,348
Total	$2,288,801	$2,450,246	$2,807,145
Ratios:
Combined ratio for risk-based businesses (1)	91.1%	83.4%	83.9%
Pre-tax income margin for fee-based, capital-light businesses (2)	10.8%	11.6%	8.9%

(1)
The combined ratio for risk-based businesses is equal to total benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums and fees and other income for lender-placed insurance including manufactured housing and other insurance businesses.

(2)
The pre-tax margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for multi-family housing and mortgage solutions.

Regulatory Matters

In December 2016, Assurant announced that it reached agreement with the relevant regulators on the settlement of the previously disclosed lender-placed insurance multistate targeted market conduct examination authorized by the National Association of Insurance Commissioners (the “multistate agreement”) and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together, with the multistate agreement, the “agreements”). The agreements resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and will align lender-placed business practices with procedures already implemented across much of Global Housing's lender-placed business. Once the agreements take effect, Global Housing will pay approximately $85,000 to the participating jurisdictions for examination, compliance and monitoring costs, no part of which shall constitute a fine or penalty. The Company will also re-file its lender-placed insurance rates at least once every four years, and modify certain lender-placed business practices which other significant providers in the lender-placed market will also be subject.
In January 2015, NYDFS issued regulations regarding tracking costs associated with lender placed insurance rates. The Company reached an agreement with the NYDFS to file for a 6.2% reduction in lender-placed hazard insurance rates in New York. The rates have been filed and approved, and were effective for new and renewing policies starting February 1, 2016.
Lender-placed insurance products accounted for 58% and 64% of net earned premiums, fees and other income for Twelve Months 2016 and Twelve Months 2015, respectively. The approximate corresponding contributions to the segment net income in these periods were 56% and 69%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income

Segment net income decreased $119,039, or 39%, to $188,666 for Twelve Months 2016 from $307,705 for Twelve Months 2015. The decrease is primarily due to an $83,060 (after-tax) increase in reportable catastrophe losses and the ongoing declines of our lender-placed homeowners insurance business, primarily related to reduced placement rates given stability in the U.S. economy, including a decline in real-estate owned business and the previously disclosed loss of client business. This decline was partially offset by savings realized from expense initiatives.

Total Revenues

Total revenues decreased $181,591, or 7%, to $2,361,514 for Twelve Months 2016 from $2,543,105 for Twelve Months 2015. The decrease was primarily due to declines in lender-placed homeowners insurance net earned premiums, mainly due to expected reduction in placement rates, lower premium rates, and previously disclosed loss of client business. The decrease was partially offset by an increase from the multi-family housing and mortgage solutions businesses, including the impact of the July 1, 2016 acquisition of American Title, Inc. Multi-family housing increased primarily due to higher volume of renters' policies sold through our affinity channels and increased penetration rates across our property management network.

 Total Benefits, Losses and Expenses

Total benefits, losses and expenses remained relatively flat at $2,080,476 for Twelve Months 2016 from $2,079,486 for Twelve Months 2015. Total policyholder benefits increased $40,016 to $828,565 for Twelve Months 2016 compared with $788,549 for Twelve Months 2015. The increase was primarily due to $157,437 of reportable catastrophe losses for Twelve Months 2016 compared to $29,652 for Twelve Months 2015, partially offset by favorable non-catastrophe losses due to lower frequency in theft and vandalism claims. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance. Selling, underwriting and general expenses decreased $39,026 in Twelve Months 2016 compared with Twelve Months 2015 mainly due to savings from expense initiatives, partially offset by expenses to support growth in mortgage solutions businesses.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income

Segment net income decreased $34,052, or 10%, to $307,705 for Twelve Months 2015 from $341,757 for Twelve Months 2014. The decrease is primarily due to the ongoing declines of our lender-placed homeowners insurance business, previously disclosed loss of client business, and increased legal expenses, partially offset by more favorable non-catastrophe loss experience and lower catastrophe reinsurance costs. The divestiture of American Reliable Insurance Company ("ARIC") also contributed to the decrease in net income.

Total Revenues

Total revenues decreased $365,948, or 13%, to $2,543,105 for Twelve Months 2015 from $2,909,053 for Twelve Months 2014. The decrease was primarily due to the divestiture of ARIC, combined with lower lender-placed homeowners insurance net earned premiums. The decline in lender-placed homeowners insurance net earned premiums is primarily due to a decline in placement rates, lower premium rates and previously disclosed loss of client business. These items were partially offset by an increase in fees and other income reflecting contributions from the mortgage solutions business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $311,139 or 13%, to $2,079,486 for Twelve Months 2015 from $2,390,625 for Twelve Months 2014. Policyholder benefits decreased $296,790 primarily due to fewer non-catastrophe losses primarily attributable to lower frequency and severity of theft and fire claims and the impact of the ARIC divestiture, partially offset by lower premium rates from the implementation of a new lender-placed insurance product. Reportable catastrophe losses for Twelve Months 2015 were $29,652 compared to $28,410 for Twelve Months 2014. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5,000, pre-tax and net of reinsurance.

Global Lifestyle

Overview

The table below presents information regarding the Global Lifestyle segment's results of operations:

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Net earned premiums	$2,901,480	$2,955,443	$3,067,775
Fees and other income	804,687	678,573	560,806
Net investment income	113,085	126,855	128,978
Total revenues	3,819,252	3,760,871	3,757,559
Benefits, losses and expenses:
Policyholder benefits	663,781	679,750	777,568
Selling, underwriting and general expenses	2,947,702	2,869,760	2,715,543
Total benefits, losses and expenses	3,611,483	3,549,510	3,493,111
Segment income before provision for income taxes	207,769	211,361	264,448
Provision for income taxes	53,344	58,357	87,610
Segment net income	$154,425	$153,004	$176,838
Net earned premiums, fees and other:
Global connected living (mobile and service contracts)	$2,570,143	$2,550,990	$2,553,848
Global vehicle protection services	715,794	608,372	503,308
Global credit and other	420,230	474,654	571,425
Total	$3,706,167	$3,634,016	$3,628,581
Net earned premiums, fees and other:
Domestic	$2,561,632	$2,409,300	$2,328,929
International	1,144,535	1,224,716	1,299,652
Total	$3,706,167	$3,634,016	$3,628,581
Ratios:
Combined ratio for risk-based businesses (1)	95.9%	95.5%	95.9%
Pre-tax income margin for fee-based, capital-light businesses (2)	3.5%	3.6%	5.9%

(1)
The combined ratio for risk-based businesses is equal to total benefits, losses and expenses divided by net earned premiums and fees and other income for global vehicle protection services, global credit and other insurance businesses.

(2)	The pre-tax income margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for global connected living.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income

Segment net income increased $1,421, or 1%, to $154,425 for Twelve Months 2016 from $153,004 for Twelve Months 2015. The increase was primarily due to improved mobile performance globally and $5,100 of increased net tax benefits related to a redemption of shares in our international structure. These items were mostly offset by the loss of a domestic tablet program, declines in legacy extended service contracts from North American retail clients and the continued runoff of our credit insurance business.

Total Revenues

Total revenues increased $58,381, or 2%, to $3,819,252 for Twelve Months 2016 from $3,760,871 for Twelve Months 2015. The increase was mainly due to growth from our domestic vehicle protection and global connected living businesses. Fees and other income increased $126,114, primarily driven by contributions from global mobile programs and subscribers. These increases were offset by a $53,963 decrease in net earned premiums, primarily due to a large North American retail client, foreign exchange volatility, the loss of a domestic mobile tablet program and the continued runoff of our credit insurance business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $61,973, or 2%, to $3,611,483 for Twelve Months 2016 from $3,549,510 for Twelve Months 2015. Policyholder benefits decreased $15,969, primarily driven by improved loss experience in our domestic service contract business and results from a North American connected living retail client. This decrease was partially offset by higher loss experience in our global mobile protection programs due in part to expansion of our international mobile business in Asia and Europe. Selling, underwriting and general expenses increased $77,942. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $26,446 due to foreign exchange volatility, lower contributions from legacy extended service contracts from North American retailers, the continued runoff of our credit business and the loss of a domestic mobile tablet program. These items were partially offset by increased expenses from growth from our domestic vehicle protection and connected living businesses. General expenses increased $104,388 primarily due to increased expenses from growth in our domestic mobile protection programs and related services.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income

Segment net income decreased $23,834, or 14%, to $153,004 for Twelve Months 2015 from $176,838 for Twelve Months 2014. The decrease was primarily due to the previously disclosed loss of a domestic mobile tablet program and declining service contract volumes from North American retail clients.

Total Revenues

Total revenues were relatively flat at $3,760,871 for Twelve Months 2015 from $3,757,559 for Twelve Months 2014. Net earned premiums decreased $112,332 primarily due to foreign exchange volatility, the loss of a domestic mobile tablet program, lower extended service contract volumes from North American retail clients and the continued runoff of our credit insurance business. These items were partially offset by growth from our vehicle protection services business and from a large domestic service contract client. Fees and other income increased $117,767 primarily driven by contributions from global mobile programs and related services.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $56,399, or 2%, to $3,549,510 for Twelve Months 2015 from $3,493,111 for Twelve Months 2014. Policyholder benefits decreased $97,818 driven by favorable loss experience in our domestic extended service contract business and from our mobile business in Europe. Selling, underwriting and general expenses increased $154,217. Commissions, taxes, licenses and fees, of which amortization of DAC is a component, decreased $14,635 due to the loss of a domestic mobile tablet program. General expenses increased $168,852 primarily due to growth in our domestic mobile business and the 2014 CWI acquisition.

Global Preneed
Overview

The table below presents information regarding the Global Preneed segment's results of operations:

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Net earned premiums	$61,691	$60,403	$61,093
Fees and other income	109,588	107,038	107,046
Net investment income	259,755	249,828	253,662
Total revenues	431,034	417,269	421,801
Benefits, losses and expenses:
Policyholder benefits	250,370	239,653	249,901
Selling, underwriting and general expenses	116,837	112,503	114,515
Total benefits, losses and expenses	367,207	352,156	364,416
Segment income before provision for income taxes	63,827	65,113	57,385
Provision for income taxes	21,523	20,934	15,275
Segment net income	$42,304	$44,179	$42,110

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income

Segment net income decreased $1,875, or 4%, to $42,304 for Twelve Months 2016 from $44,179 for Twelve Months 2015. This decrease was primarily due to an adjustment related to the amortization of deferred acquisition costs and policyholder benefits for an older block of policies, partially offset by higher investment income from real estate joint venture partnerships.

Total Revenues

Total revenues increased $13,765, or 3%, to $431,034 for Twelve Months 2016 from $417,269 for Twelve Months 2015. This increase was primarily due to increased net investment income as a result of higher invested assets and investment income from real estate joint venture partnerships. Also contributing to the increase was premium from policies written in prior years.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $15,051, or 4%, to $367,207 for Twelve Months 2016 from $352,156 for Twelve Months 2015. This increase was primarily due to an adjustment related to the amortization of deferred acquisition costs and policyholder benefits for an older block of policies and higher expenses related to certain technology.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income

Segment net income increased $2,069, or 5%, to $44,179 for Twelve Months 2015 from $42,110 for Twelve Months 2014. This increase was primarily due to a decrease in policyholder benefits, partially offset by lower net investment income.

Total Revenues

Total revenues decreased $4,532, or 1%, to $417,269 for Twelve Months 2015 from $421,801 for Twelve Months 2014. This decrease was primarily due to a decrease in net investment income primarily driven by lower investment yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $12,260, or 3%, to $352,156 for Twelve Months 2015 from $364,416 for Twelve Months 2014. The decrease was primarily due to lower policyholder benefits driven by improved mortality experience.

Assurant Employee Benefits

Overview

The table below presents information regarding the Assurant Employee Benefits segment's results of operations:

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Net earned premiums	$177,971	$1,066,754	$1,051,725
Fees and other income	4,244	25,006	24,204
Net investment income	17,340	110,998	117,192
Total revenues	199,555	1,202,758	1,193,121
Benefits, losses and expenses:
Policyholder benefits	118,481	730,192	716,892
Selling, underwriting and general expenses	67,365	398,757	399,548
Total benefits, losses and expenses	185,846	1,128,949	1,116,440
Segment income before provision for income taxes	13,709	73,809	76,681
Provision for income taxes	5,272	26,487	28,000
Segment net income	$8,437	$47,322	$48,681

On March 1, 2016, the Company sold its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, the wholly-owned subsidiary of Sun Life Financial, Inc. For more information on the sale see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.

The amounts included in Twelve Months 2016 primarily represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Total Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations, a discussion of results for the periods presented has been excluded.

Total Corporate and Other

The table below presents information regarding the Total Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2016			2015			2014
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	$37,110	$37,110	$—	$2,223,696	$2,223,696	$—	$1,945,452	$1,945,452
Fees and other income	24,418	19,838	44,256	32,682	54,622	87,304	685	40,016	40,701
Net investment income	43,996	8,789	52,785	21,190	24,487	45,677	19,320	35,369	54,689
Net realized gains on investments	162,183	—	162,183	31,826	—	31,826	60,783	—	60,783
Amortization of deferred gains and gains on disposal of businesses	394,513	—	394,513	12,988	—	12,988	(1,506)	—	(1,506)
Gain on pension plan curtailment	29,578	—	29,578	—	—	—	—	—	—
Total revenues	654,688	65,737	720,425	98,686	2,302,805	2,401,491	79,282	2,020,837	2,100,119
Benefits, losses and expenses:
Policyholder benefits	—	(52,725)	(52,725)	3,150	2,301,241	2,304,391	—	1,575,633	1,575,633
Selling, underwriting and general expenses	244,496	165,759	410,255	127,285	527,420	654,705	143,078	495,818	638,896
Interest expense	57,619	—	57,619	55,116	—	55,116	58,395	—	58,395
Loss on extinguishment of debt	23,031	—	23,031	—	—	—	—	—	—
Total benefits, losses and expenses	325,146	113,034	438,180	185,551	2,828,661	3,014,212	201,473	2,071,451	2,272,924
Segment income (loss) before benefit for income taxes	329,542	(47,297)	282,245	(86,865)	(525,856)	(612,721)	(122,191)	(50,614)	(172,805)
Provision (Benefit) for income taxes	116,983	(6,256)	110,727	(44,117)	(157,949)	(202,066)	(47,460)	13,134	(34,326)
Segment net income (loss)	$212,559	$(41,041)	$171,518	$(42,748)	$(367,907)	$(410,655)	$(74,731)	$(63,748)	$(138,479)

Corporate & Other

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Net Income (Loss)

Results improved $255,307 or 597%, to net income of $212,559 for Twelve Months 2016 compared with a net loss of $42,748 for Twelve Months 2015. The improvement is primarily due to an additional $247,991 (after-tax) in amortization of deferred gains and gains on disposal of businesses and an $84,732 (after-tax) increase in net realized gains on investments, both related to the transfer of assets and other items associated with the sale of Assurant Employee Benefits segment. For more information on the sale see Note 5 to the Consolidated Financial Statements included elsewhere in this Report. Partially offsetting these items is the initial $17,323 (after-tax) loss on the sale of our Assurant Employee Benefits segment (prior to recognition of the deferred gains and the realized gains associated with investments transferred), a $14,950 (after-tax) post-close expense related to a previous disposition, a $10,837 (after-tax) intangible asset impairment charge and a $14,970 (after-tax) loss on extinguishment of debt. For more information on the extinguishment loss see Note 16 to the Consolidated Financial Statements included elsewhere in this Report.

Total Revenues

Total revenues increased $556,002 or 563%, to $654,688 for Twelve Months 2016 compared with $98,686 for Twelve Months 2015. The increase in revenues is mainly due to an increase of $381,525 in amortization of deferred gains and gains on disposal of business and an increase of $130,357 in net realized gains on investments, both related to the sale of our Assurant Employee Benefits segment. In addition, Twelve Months 2016 includes a $29,578 one-time curtailment gain associated with our pension plan freeze.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $139,595 or 75%, to $325,146 in Twelve Months 2016 compared with $185,551 in Twelve Months 2015. This increase is primarily attributable to the initial $26,650 loss on the sale of Assurant Employee Benefits segment (prior to recognition of the deferred gains and the realized gains associated with assets transferred), mainly representing transaction fees incurred, residual expenses related to the sale of Assurant Employee Benefits segment (which we expect to continue in 2017), $23,000 post-close contractual indemnification expense related to a previous disposition and a $16,672 intangible asset impairment charge. In addition, Twelve Months 2016 includes a one-time $23,031 loss on extinguishment of debt as a result of our December 2016 cash tender offer for $100,000 of our 6.75% Senior Notes. For more information on the post-close contractual indemnification expense and the loss on extinguishment of debt, see Notes 5 and 16, respectively, to the Consolidated Financial Statements included elsewhere in this Report.

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
Assurant Health

Assurant began to wind down its major medical operations in June 2015, and the Company has substantially completed its exit of the health insurance market in 2016. For more information, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

The Affordable Care Act
 Because all individuals have a guaranteed right to purchase health insurance policies, the Affordable Care Act introduced new and significant premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor (together, the “3 Rs”). These programs, discussed in further detail below, were meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

Reinsurance
As of December 31, 2016, we have reinsurance recoverables of $31,678 on our consolidated balance sheets. During Twelve Months 2016, we collected $256,992 under the 2015 program. As of December 31, 2016 we have no contributions payable recorded.
Risk adjustment
As of December 31, 2016, we carried a net risk adjustment payable related to 2016 of $1,474 on our consolidated balance sheets. During Twelve Months 2016, we collected $7,635 under the 2014 program and had net collections of $197,283 under the 2015 program.

Risk corridor
As of December 31, 2016, we have not recorded a net receivable because payments from HHS under the 2015 program are unlikely.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Loss
Segment net loss decreased $326,866, or 89%, to a net loss of $41,041 for Twelve Months 2016 from a net loss of $367,907 for Twelve Months 2015. The decrease was primarily attributable to the establishment of a premium deficiency reserve and exit related costs in Twelve Months 2015 due to the aforementioned decision to put the segment into runoff.

Total Revenues

Total revenues decreased $2,237,068, or 97%, to $65,737 for Twelve Months 2016 from $2,302,805 for Twelve Months 2015. Net earned premiums from our individual medical business decreased $1,876,111, or 99%, while net earned premiums from our small employer group business decreased $310,475, or 95%. The decrease for both products was due to the decline in membership and sales, which has steadily declined over the course of 2016 as we exit the health insurance market.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $2,715,627, or 96%, to $113,034 for Twelve Months 2016 from $2,828,661 for Twelve Months 2015. Policyholder benefits decreased $2,353,966, or 102%, primarily attributable to the reduction of in-force policies as a result of the exit from the health insurance market, including all of the individual Affordable Care Act medical policies which were terminated at the end of 2015. Selling, underwriting and general expenses decreased $361,661 primarily due to reduced commission expense resulting from the discontinuance of sales and decreased general expenses as we runoff the business. This decrease was partially offset by an increase in guaranty fund assessment expenses. For more information on guaranty assessments see Note 25 to the Consolidated Financial Statements included elsewhere in this Report.

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

Total Revenues

Total revenues increased $281,968, or 14%, to $2,302,805 for Twelve Months 2015 from $2,020,837 for Twelve Months 2014. Net earned premiums from our individual medical business increased $351,002, or 23%, due to growth in the major medical product line. Net earned premiums from our small employer group business decreased $72,758, or 18%, due to policy lapses and the sale of supplemental and small-group self-funded lines of business and certain assets to National General on October 1, 2015. For more information see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere in this Report. Fees and other income increased $14,606, or 37%, due to growth of our self funded product until its sale on October 1, 2015, noted above.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $757,210, or 37%, to $2,828,661 for Twelve Months 2015 from $2,071,451 for Twelve Months 2014. Policyholder benefits increased $725,608, or 46% which is primarily attributable to higher loss experience and adverse claims development on 2015 individual major medical policies as well as the establishment of premium deficiency reserves. At December 31, 2015, a $78,047 premium deficiency reserve remained on the Company's consolidated balance sheet. Selling, underwriting and general expenses increased $31,602 due to severance and retention costs, long-lived asset impairments and other exit and disposal costs, as well as a net $10,643 loss on the sale of our supplemental and small-group self-funded lines of business and certain assets to National General on October 1, 2015.

Investments
The Company had total investments of $11,479,076 and $12,994,772 as of December 31, 2016 and 2015, respectively. Net unrealized gains on the Company's fixed maturity portfolio decreased $43,225 during 2016, from $744,533 at December 31, 2015 to $701,308 at December 31, 2016. This decrease was mainly due to an increase in Treasury yields, partially offset by a decrease in credit spreads. For more information on the Company's investments see Note 6 to the Consolidated Financial Statements included elsewhere in this Report.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2016		December 31, 2015
Aaa / Aa / A	$6,000,734	62.7%	$6,326,800	61.9%
Baa	2,903,843	30.3%	3,309,719	32.4%
Ba	435,202	4.6%	389,349	3.8%
B and lower	232,366	2.4%	189,460	1.9%
Total	$9,572,145	100.0%	$10,215,328	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2016	2015	2014
Fixed maturity securities	$419,347	$486,165	$522,309
Equity securities	25,161	29,957	28,014
Commercial mortgage loans on real estate	41,669	72,658	73,959
Policy loans	2,577	2,478	2,939
Short-term investments	5,508	2,033	1,950
Other investments	21,671	37,759	34,527
Cash and cash equivalents	17,462	18,416	18,556
Total investment income	533,395	649,466	682,254
Investment expenses	(17,717)	(23,249)	(25,825)
Net investment income	$515,678	$626,217	$656,429

Net investment income decreased $110,539, or 18%, to $515,678 for Twelve Months 2016 from $626,217 for Twelve Months 2015. The decrease is primarily attributable to lower investment yields, lower invested assets and a $7,871 decrease in investment income from real estate joint venture partnerships.
Net investment income decreased $30,212, or 5%, to $626,217 for Twelve Months 2015 from $656,429 for Twelve Months 2014. The decrease is primarily attributable to a decrease in invested assets as well as lower investment yields, partially offset by an increase of $5,747 in investment income from real estate joint venture partnerships.
As of December 31, 2016, the Company owned $107,396 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $97,054 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
For more information on the Company's investments, please see Notes 6 and 7 to the Consolidated Financial Statements included elsewhere in this Report.

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
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. This in turn, could negatively affect our capital resources. As previously announced, the Company is exiting the health insurance market and has sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions with Sun Life. Following the sale of Assurant Employee Benefits and continued wind down of Assurant Health, the following actions were taken by the rating agencies:
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
For 2017, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $319,000.
Liquidity
As of December 31, 2016, we had $773,729 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1,026,519, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250,000 of the $773,729 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used or set aside for acquisitions, was approximately $1,653,000 for the year ended December 31, 2016, which includes approximately $893,753 of dividends from statutory insurance subsidiaries that received the cash proceeds related to the sale of the Assurant Employee Benefits segment. The sale of Assurant Employee Benefits is expected to ultimately provide approximately $1,000,000 to the holding company including net proceeds and capital releases (including amounts already provided during 2016). For the years ended December 31, 2015 and 2014, dividends, net of infusions, made to the holding company from its operating companies were $174,579, and $453,485, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During 2016, 2015 and 2014 we made share repurchases and paid dividends to our stockholders of $994,735, $378,819 and $295,765, respectively. We expect 2017 operating segment dividends from Global Housing, Global Lifestyle and Global Preneed to approximate segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. We also expect approximately $100,000 in dividends from Assurant Health and Assurant Employee Benefits for full year 2017, subject to regulatory approval.
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
On January 13, 2017, our Board of Directors declared a quarterly dividend of $0.53 per common share payable on March 20, 2017 to stockholders of record as of February 27, 2017. We paid dividends of $0.53 per common share on December 12, 2016 to stockholders of record as of November 28, 2016. This represents a 6 percent increase above the quarterly dividend of $0.50 per common share paid on September 13, 2016 to stockholders of record as of August 29, 2016, $0.50 per common share paid on June 14, 2016 to stockholders of record as of May 31, 2016, and $0.50 per common share paid on March 14, 2016 to stockholders of record as of February 29, 2016. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
 On November 14, 2016, our Board of Directors authorized the Company to repurchase up to an additional $600,000 of its outstanding common stock. During the year ended December 31, 2016, we repurchased 10,518,552 shares of our outstanding common stock at a cost of $869,183, exclusive of commissions. As of December 31, 2016, $682,920 remained under the total repurchase authorization (considering the November 2016 and previous authorizations). The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our senior notes and dividends on our common shares.
Retirement and Other Employee Benefits
We have sponsored a qualified pension plan, (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. The determination of the reported amounts associated with these plans requires an extensive use of assumptions which include, but are not limited to, the discount rate, expected return on plan assets and rate of future compensation increases. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.
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
During 2016, no cash was contributed to the Assurant Pension Plan. Due to the Plan's current overfunded status, no cash is expected to be contributed to the Assurant Pension Plan over the course of 2017. See Note 22 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Commercial Paper Program
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $390,960 was available at December 31, 2016, due to $9,040 of outstanding letters of credit related to this program.
In September 2014, we entered into a five-year unsecured $400,000 revolving credit agreement, as amended by Amendment No. 1 in March 2015, and Amendment No. 2 in October 2016 (“2014 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. and Wells Fargo, N.A. The 2014 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $400,000 and is available until September 2019, provided we are in compliance with all covenants. The 2014 Credit Facility has a sublimit for letters of credit issued thereunder of $50,000. The proceeds of these loans may be used for our commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2014 Credit Facility to $525,000 subject to certain conditions. No bank is obligated to provide commitments above their current share of the $400,000 facility.
We did not use the commercial paper program during the twelve months ended December 31, 2016 and 2015 and there were no amounts relating to the commercial paper program outstanding at December 31, 2016 and December 31, 2015. The Company made no borrowings using the 2014 Credit Facility and no loans were outstanding at December 31, 2016.
The 2014 Credit Facility contains restrictive covenants, all of which were met as of December 31, 2016. These covenants include (but are not limited to):

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
At December 31, 2016, our ratio of debt to total capitalization as calculated under the covenant was 21%, the consolidated Minimum Amount described in (ii) above was $3,547,640 and our actual consolidated adjusted net worth as calculated under the covenant was $4,156,484.
In the event of the breach of certain covenants all obligations under the 2014 Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Senior Notes
In March 2013, we issued two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment in March 2018. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment in March 2023.
Interest on our 2013 Senior Notes is payable semi-annually in March and September of each year. The interest expense incurred related to the 2013 Senior Notes was $23,789, $22,988 and $22,981 for the twelve months ended December 31, 2016, 2015 and 2014, respectively. There was $6,635 of accrued interest at both December 31, 2016 and 2015. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.
In addition, we have senior notes outstanding in an aggregate principal amount of $375,000 (the “2004 Senior Notes”). The 2004 Senior Notes bear interest at 6.75% per year and are due in February 2034.
In December 2016, the Company completed a cash tender offer and purchased $100,000 aggregate principal amount of the outstanding 2004 Senior Notes. This resulted in a $23,031 loss on extinguishment of debt.
Interest on the 2004 Senior Notes is payable semi-annually in February and August of each year. The interest expense incurred related to the 2004 Senior Notes (which included another series of $500,000 principal 5.63% notes that were repaid in February 2014) was $32,099, $32,127 and $35,414 for the years ended December 31, 2016, 2015, and 2014, respectively. There was $9,492 and $12,023 of accrued interest at both December 31, 2016 and 2015, respectively. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.
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
The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities (1)	$124,238	$192,483	$313,782
Investing activities	725,621	264,293	63,889
Financing activities	(1,106,193)	(487,127)	(776,199)
Net change in cash	$(256,334)	$(30,351)	$(398,528)

(1)	Includes effect of exchange rates changes and the reclassification of assets held for sale on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Operating Activities:
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
Net cash provided by operating activities was $124,238 and $192,483 for the years ended December 31, 2016 and 2015, respectively. The decrease in cash provided by operating activities was primarily due to Assurant Health paying claims without a corresponding collection of premiums since this business is now in runoff and the timing of other payments in the normal course of business. These items were partially offset by changes in the premium stabilization program receivables related to Assurant Health and an increase of our fee business in Global Lifestyle and Global Housing.
Net cash provided by operating activities was $192,483 and $313,782 for the years ended December 31, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily due to changes in the timing of payments and higher payments made on 2015 individual major medical policies.
Investing Activities:
Net cash provided by investing activities was $725,621 and $264,293 for the years ended December 31, 2016 and 2015, respectively. The change in investing activities is primarily due to the sale of Assurant Employee Benefits segment, mainly through reinsurance transactions, to Sun Life, higher sales of fixed maturity securities, change in short term investments and an increase in sales of commercial mortgage loans. For more information on the sale of commercial mortgage loans See Note 6 to the Consolidated Financial Statements contained elsewhere in this Report. These increases are partially offset by an increase of purchases of fixed maturity securities.
Net cash provided by investing activities was $264,293 and $63,889 for the years ended December 31, 2015 and 2014, respectively. The change in investing activities is primarily due to higher sales of fixed maturity securities, less cash spent on acquisitions and equity interests and the sale of ARIC to Global Indemnity Group Inc. during 2015. For more information on the ARIC sale, please see Note 5 to the Consolidated Financial Statements contained elsewhere in this Report. These increases are partially offset by changes in our short-term investments and an increase of purchases of fixed maturity securities.
Financing Activities:
Net cash used in financing activities was $1,106,193 and $487,127 for the years ended December 31, 2016 and 2015, respectively. The change in cash used in financing activities was primarily due to an increase in the repurchase of our outstanding common stock.
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

The table below shows our cash outflows for taxes, interest and common stock dividends for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
Income taxes paid	$226,078	$80,140	$247,771
Interest paid on debt	56,161	54,813	68,875
Common stock dividends	125,346	94,168	77,495
Total	$407,585	$229,121	$394,141

Commitments and Contingencies
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2016, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2016
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$7,827,321	$964,275	$709,702	$674,851	$5,478,493
Debt and related interest	1,622,094	48,063	433,000	78,625	1,062,406
Operating leases	83,221	23,779	35,041	18,586	5,815
Pension obligations and postretirement benefit	568,096	55,402	107,039	115,137	290,518
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	7,500	7,500	—	—	—
Liability for unrecognized tax benefit	34,544	—	29,979	—	4,565
Total obligations and commitments	$10,142,776	$1,099,019	$1,314,761	$887,199	$6,841,797
(1) Insurance liabilities reflect estimated cash payments to be made to policyholders excluding fully reinsured runoff operations whose inclusion would be potentially distortive. The total gross reserve excluded is $6,858,610 which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 15.
Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $17,150 and $19,809 of letters of credit outstanding as of December 31, 2016 and December 31, 2015, respectively.
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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2016

	-100	-50	0	50	100
Total market value	$10,324,782	$9,939,945	$9,572,145	$9,222,920	$8,892,266
% Change in market value from base case	7.86%	3.84%	—%	(3.65)%	(7.10)%
$ Change in market value from base case	$752,637	$367,800	$—	$(349,225)	$(679,879)

As of December 31, 2015

	-100	-50	0	50	100
Total market value	$11,022,546	$10,612,411	$10,215,328	$9,837,247	$9,479,005
% Change in market value from base case	7.90%	3.89%	—%	(3.70)%	(7.21)%
$ Change in market value from base case	$807,218	$397,083	$—	$(378,081)	$(736,323)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2016
	-100	-50	0	50	100
Portfolio yield*	4.40%	4.48%	4.57%	4.66%	4.74%
Basis point change in portfolio yield	(0.17)%	(0.09)%	—%	0.09%	0.17%

As of December 31, 2015
	-100	-50	0	50	100
Portfolio yield*	4.91%	4.97%	5.03%	5.09%	5.15%
Basis point change in portfolio yield	(0.12)%	(0.06)%	—%	0.06%	0.12%
* Includes investment income from real estate joint venture partnerships.
Credit Risk
We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.
Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+, 0.38% for issuers rated BB- to BB+ and 0.25% for issuers rated B and below. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or S&P’s ratings to determine an issuer’s rating.
The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2016		December 31, 2015
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$6,000,734	63%	$6,326,800	62%
Baa	2,903,843	30%	3,309,719	32%
Ba	435,202	5%	389,349	4%
B and lower	232,366	2%	189,460	2%
Total	$9,572,145	100%	$10,215,328	100%

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
We had $9,083,207 and $7,470,403 of reinsurance recoverables as of December 31, 2016 and 2015, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $1,079,414, as of December 31, 2016, relating to a coinsurance agreement with Sun Life, and reserves of $1,032,387 and $4,183,190 as of December 31, 2016 and $1,053,496 and $3,553,560 as of December 31, 2015, relating to coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, Sun Life, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of Sun Life, The Hartford and John Hancock, whose A.M. Best ratings are currently A+, A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life, The Hartford and John Hancock. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. See “Item 1A – Risk Factors – Risks Related to Our Company – Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “– We have sold businesses through reinsurance that could again become our direct financial and administrative responsibility if the purchasing companies were to become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.
Inflation Risk
Inflation risk arises as we invest in assets, which are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 5% of Assurant preneed insurance policies, with reserves of $240,231 and $254,083 as of December 31, 2016 and 2015, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “– Derivatives.”
In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 2% of our total invested assets at December 31, 2016 and 2015, respectively.
Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have entered into forward contracts to hedge certain exposures denominated in the Euro and British pound.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1,563,129 and $1,413,580 of the total as of December 31, 2016 and 2015, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2016

Foreign exchange spot rate at December 31, 2016, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$9,415,840	$9,493,993	$9,572,145	$9,650,297	$9,728,450
% change of market value from base case	(1.63)%	(0.82)%	—%	0.82%	1.63%
$ change of market value from base case	$(156,305)	$(78,152)	$—	$78,152	$156,305

As of December 31, 2015

Foreign exchange spot rate at December 31, 2015, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$10,073,975	$10,144,651	$10,215,328	$10,286,005	$10,356,681
% change of market value from base case	(1.38)%	(0.69)%	—%	0.69%	1.38%
$ change of market value from base case	$(141,353)	$(70,677)	$—	$70,677	$141,353

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, please see “Item 1A – Risk Factors-Risks Related to Our Company.” Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations. The following tables summarize the results of this analysis on our reported net income as of the dates indicated:

Foreign Exchange Movement Analysis of Net Income
As of December 31, 2016
Foreign exchange daily average rate for the year ended December 31, 2016, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$563,351	$564,350	$565,350	$566,350	$567,349
% change of net income from base case	(0.35)%	(0.18)%	—%	0.18%	0.35%
$ change of net income from base case	$(1,999)	$(1,000)	$—	$1,000	$1,999

As of December 31, 2015
Foreign exchange daily average rate for the year ended December 31, 2015, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$138,360	$139,957	$141,555	$143,153	$144,750
% change of net income from base case	(2.26)%	(1.13)%	—%	1.13%	2.26%
$ change of net income from base case	$(3,195)	$(1,598)	$—	$1,598	$3,195

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed its internal control over financial reporting as of December 31, 2016 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or 15d-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers in our upcoming 2017 Proxy Statement (“2017 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2017 Proxy Statement, under the caption “Election of Directors” in “Proposal One” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2017 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2017 Proxy Statement under the captions “Nominating and Corporate Governance Committee” and “Audit Committee” in “Corporate Governance” is incorporated herein by reference.
Code of Ethics
The Assurant Code of Ethics applies to all directors, officers and employees of Assurant, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and our Corporate Governance Guidelines are posted in the “Corporate Governance” subsection of the “Investor Relations” section of our website at www.assurant.com, which is not incorporated by reference herein. We intend to post any amendments to or waivers from the Code of Ethics that apply to our executive officers or directors on our website.
Item 11. Executive Compensation
The information in the 2017 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers” and “Compensation of Directors” is incorporated herein by reference. The information in the 2017 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the 2017 Proxy Statement under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information in the 2017 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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

10.1
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.2
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2016 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.3
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.4
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrants Form 10-K, originally filed on February 20, 2013).*

10.5
Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.6
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009).*

10.7
Form of Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated May 10, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.8
Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated July 18, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.9
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 3, 2016)*

10.10
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.11
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on May 3, 2016) *

10.12
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan for the Management Committee, effective March 10, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.13
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.14	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*
10.15
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.16
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant's Form 10-K, originally filed on February 18, 2014).*

10.17	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008).*
10.18
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.19
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.20
Amendment No. 3 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of February 29, 2016. (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 3, 2016)*

10.21
Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.22
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.23
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012).*

10.24
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 18, 2014).*

10.25
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on May 3, 2016) *

10.26	Assurant Executive 401(k) Plan, Amended and Restated Effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on April 29, 2014).*
10.27	Amendment No.1 to the Assurant Executive 401(k) Plan, Amended and Restated, effective as of March 1, 2016.*
10.28
Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.29
Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.30
Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009).*

10.31
Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010).*

10.32	Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *
10.33	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008)*.
10.34
Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 4, 2014).

10.35
Amendment No. 1, dated March 5, 2015, to the Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on May 6, 2015).

10.36
Amendment No. 2, dated as of October 4, 2016, to the Credit Agreement, dated as of September 16, 2014, among Assurant, Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on November 1 , 2016)

10.37
Employment Letter Agreement, dated April 21, 2008, by and between Assurant, Inc. and Bart Schwartz (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 25, 2010).*

10.38
Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K, originally filed on February 23, 2011).*

10.39
Employment Letter Agreement, dated March 8, 2016, by and between Assurant, Inc. and Ajay Waghray (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.40
Employment Letter Agreement, dated April 26, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.41
Consulting Agreement, dated January 6, 2015, by and between Assurant, Inc. and John S. Roberts. (incorporated by reference from Exhibit 10.53 to the Registrant’s Form 10-K, originally filed on February 19, 2015) *

10.42
Retirement Agreement, dated June 29, 2016, by and between Assurant, Inc. and S. Craig Lemasters (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2016.
12.2	Computation of Other Ratios as of December 31, 2016.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2017.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 14, 2017.

Signature	Title
/S/ ALAN B. COLBERG	President, Chief Executive Officer and Director (Principal Executive Officer)
Alan B. Colberg

/S/ RICHARD S. DZIADZIO	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Richard S. Dziadzio

/S/ JOHN A. SONDEJ	Senior Vice President and Controller (Principal Accounting Officer)
John A. Sondej

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Howard L. Carver

*	Director
Juan N. Cento

*	Director
Elyse Douglas

*	Director
Lawrence V. Jackson

*	Director
Charles J. Koch

*	Director
Jean-Paul L. Montupet

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Assurant, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2017

Assurant, Inc.
Consolidated Balance Sheets
At December 31, 2016 and 2015

	December 31,
	2016	2015
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $8,870,837 in 2016 and $9,470,795 in 2015)	$9,572,145	$10,215,328
Equity securities available for sale, at fair value (cost – $381,831 in 2016 and $450,563 in 2015)	421,361	500,057
Commercial mortgage loans on real estate, at amortized cost	624,033	1,151,256
Policy loans	38,533	43,858
Short-term investments	227,740	508,950
Other investments	595,264	575,323
Total investments	11,479,076	12,994,772
Cash and cash equivalents	1,031,971	1,288,305
Premiums and accounts receivable, net	1,217,969	1,260,717
Reinsurance recoverables	9,083,207	7,470,403
Accrued investment income	110,075	129,743
Deferred acquisition costs	3,267,394	3,150,934
Property and equipment, at cost less accumulated depreciation	343,572	298,414
Tax receivable	20,462	24,176
Goodwill	830,956	833,512
Value of business acquired	32,165	41,154
Other intangible assets, net	240,310	277,163
Other assets	359,684	469,005
Assets held in separate accounts	1,692,287	1,798,104
Total assets	$29,709,128	$30,036,402
Liabilities
Future policy benefits and expenses	$10,112,878	$9,466,694
Unearned premiums	6,626,525	6,423,720
Claims and benefits payable	3,301,257	3,896,719
Commissions payable	386,243	393,260
Reinsurance balances payable	95,292	132,728
Funds held under reinsurance	111,721	94,417
Deferred gain on disposal of businesses	232,135	92,327
Accounts payable and other liabilities	1,985,670	2,049,810
Debt	1,067,020	1,164,656
Liabilities related to separate accounts	1,692,287	1,798,104
Total liabilities	25,611,028	25,512,435
Commitments and contingencies (Note 25)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,941,480 and 65,850,386 shares outstanding at December 31, 2016 and December 31, 2015, respectively	1,504	1,497
Additional paid-in capital	3,175,867	3,148,409
Retained earnings	5,296,678	4,856,674
Accumulated other comprehensive income	94,602	118,549
Treasury stock, at cost; 94,041,583 and 83,523,031 shares at December 31, 2016 and December 31, 2015, respectively	(4,470,551)	(3,601,162)
Total stockholders’ equity	4,098,100	4,523,967
Total liabilities and stockholders’ equity	$29,709,128	$30,036,402

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
	(in thousands except number of shares and per share amounts)
Revenues
Net earned premiums	$5,007,364	$8,350,997	$8,632,142
Fees and other income	1,422,464	1,303,466	1,033,805
Net investment income	515,678	626,217	656,429
Net realized gains on investments, excluding other-than-temporary impairment losses	169,057	36,850	60,813
Total other-than-temporary impairment losses	(6,537)	(7,212)	(69)
Portion of net loss recognized in other comprehensive income, before taxes	(337)	2,188	39
Net other-than-temporary impairment losses recognized in earnings	(6,874)	(5,024)	(30)
Amortization of deferred gains and gains on disposal of businesses	394,513	12,988	(1,506)
Gain on pension plan curtailment	29,578	—	—
Total revenues	7,531,780	10,325,494	10,381,653
Benefits, losses and expenses
Policyholder benefits	1,808,472	4,742,535	4,405,333
Amortization of deferred acquisition costs and value of business acquired	1,351,314	1,402,573	1,485,558
Underwriting, general and administrative expenses	3,442,756	3,924,089	3,688,230
Interest expense	57,619	55,116	58,395
Loss on extinguishment of debt	23,031	—	—
Total benefits, losses and expenses	6,683,192	10,124,313	9,637,516
Income before provision for income taxes	848,588	201,181	744,137
Provision for income taxes	283,238	59,626	273,230
Net income	$565,350	$141,555	$470,907
Earnings Per Share
Basic	$9.23	$2.08	$6.52
Diluted	$9.13	$2.05	$6.44
Dividends per share	$2.03	$1.37	$1.06
Share Data
Weighted average shares outstanding used in basic per share calculations	61,261,288	68,163,825	72,181,447
Plus: Dilutive securities	673,486	853,384	970,563
Weighted average shares used in diluted per share calculations	61,934,774	69,017,209	73,152,010

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Net income	$565,350	$141,555	$470,907
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $18,945, $158,653, and $(135,743), respectively	(36,176)	(297,639)	267,011
Change in other-than-temporary impairment gains, net of taxes of $971, $2,240, and $(90), respectively	(1,802)	(4,160)	167
Change in foreign currency translation, net of taxes of $(429), $5,100, and $2,745, respectively	(51,372)	(143,023)	(88,944)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(35,224), $(4,091), and $26,534, respectively	65,403	7,604	(49,297)
Total other comprehensive (loss) income	(23,947)	(437,218)	128,937
Total comprehensive income (loss)	$541,403	$(295,663)	$599,844

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
At December 31, 2016, 2015 and 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance, January 1, 2014	$1,482	$3,087,533	$4,415,875	$426,830	$(3,098,241)	$4,833,479
Stock plan exercises	8	(20,513)	—	—	—	(20,505)
Stock plan compensation expense	—	49,354	—	—	—	49,354
Change in tax benefit from share-based payment arrangements	—	14,900	—	—	—	14,900
Dividends	—	—	(77,495)	—	—	(77,495)
Acquisition of common stock	—	—	—	—	(218,270)	(218,270)
Net income	—	—	470,907	—	—	470,907
Other comprehensive income	—	—	—	128,937	—	128,937
Balance, December 31,2014	$1,490	$3,131,274	$4,809,287	$555,767	$(3,316,511)	$5,181,307
Stock plan exercises	7	(17,571)	—	—	—	(17,564)
Stock plan compensation expense	—	38,773	—	—	—	38,773
Change in tax benefit from share-based payment arrangements	—	(4,067)	—	—	—	(4,067)
Dividends	—	—	(94,168)	—	—	(94,168)
Acquisition of common stock	—	—	—	—	(284,651)	(284,651)
Net income	—	—	141,555	—	—	141,555
Other comprehensive loss	—	—	—	(437,218)	—	(437,218)
Balance, December 31, 2015	$1,497	$3,148,409	$4,856,674	$118,549	$(3,601,162)	$4,523,967
Stock plan exercises	7	(19,766)	—	—	—	(19,759)
Stock plan compensation expense	—	41,614	—	—	—	41,614
Change in tax benefit from share-based payment arrangements	—	5,610	—	—	—	5,610
Dividends	—	—	(125,346)	—	—	(125,346)
Acquisition of common stock	—	—	—	—	(869,389)	(869,389)
Net income	—	—	565,350	—	—	565,350
Other comprehensive loss	—	—	—	(23,947)	—	(23,947)
Balance, December 31, 2016	$1,504	$3,175,867	$5,296,678	$94,602	$(4,470,551)	$4,098,100

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income	$565,350	$141,555	$470,907
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of deferred gain and (gains) losses on disposal of businesses	(394,513)	(12,988)	1,506
Depreciation and amortization	125,143	137,105	132,217
Net realized gains on investments (1)	(162,183)	(31,826)	(60,783)
Loss on extinguishment of debt	23,031	—	—
Stock based compensation expense	41,614	38,773	49,354
Income from real estate joint ventures	(7,254)	(23,550)	(17,826)
Gain on pension plan curtailment	(29,578)	—	—
Other intangible asset impairment	16,122	1,010	5,019
Changes in operating assets and liabilities:
Change in premium stabilization program receivables (2)	487,585	(136,630)	(381,158)
Change in insurance policy reserves and expenses (3)	197,348	454,196	828,591
Change in premiums and accounts receivables	(212,493)	185,606	(292,241)
Change in reinsurance recoverable	(240,651)	(155,703)	(471,232)
Change in reinsurance balance payable	(41,118)	(13,647)	49,940
Change in funds withheld under reinsurance	15,952	26,479	57,095
Change in deferred acquisitions costs and value of business acquired	(229,559)	(234,676)	(227,628)
Change in inventory associated with mobile business	4,579	(27,269)	(85,742)
Change in accounts payable and other liabilities	(36,869)	(140,337)	266,648
Change in income taxes	32,232	(19,816)	63,777
Other	(20,212)	66,290	5,372
Net cash provided by operating activities	$134,526	$254,572	$393,816
Investing activities
Sales of:
Fixed maturity securities available for sale	2,963,511	2,380,789	1,887,983
Equity securities available for sale	223,260	181,918	109,233
Other invested assets	82,152	68,465	74,257
Subsidiary, net of cash transferred (4)	873,920	49,906	—
Commercial mortgage loan on real estate (5)	268,833	—	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	739,003	665,554	791,528
Commercial mortgage loans on real estate	120,715	253,371	165,452
Purchases of:
Fixed maturity securities available for sale	(4,259,972)	(2,747,392)	(2,472,494)
Equity securities available for sale	(200,513)	(185,025)	(132,748)
Commercial mortgage loans on real estate	(116,623)	(149,003)	(156,390)
Other invested assets	(98,499)	(29,305)	(41,653)
Property and equipment and other	(85,233)	(114,896)	(83,603)
Subsidiary, net of cash transferred (4)	(63,243)	(16,844)	(149,194)
Change in short-term investments	273,157	(196,747)	93,571
Other	5,153	103,502	(22,053)
Net cash provided by investing activities	725,621	264,293	63,889
Financing activities
Issuance of debt	249,625	—	—
Repayment of debt, including extinguishment	(373,031)	—	(467,330)
Acquisition of common stock	(863,051)	(292,906)	(215,183)
Dividends paid	(125,346)	(94,168)	(77,495)
Other	5,610	(100,053)	(16,191)
Net cash used in financing activities	(1,106,193)	(487,127)	(776,199)
Effect of exchange rate changes on cash and cash equivalents	(16,146)	(56,231)	(28,126)
Cash included in business classified as held for sale	5,858	(5,858)	(51,908)
Change in cash and cash equivalents	(256,334)	(30,351)	(398,528)
Cash and cash equivalents at beginning of period	1,288,305	1,318,656	1,717,184
Cash and cash equivalents at end of period	$1,031,971	$1,288,305	$1,318,656
Supplemental information:
Income taxes paid	$226,078	$80,140	$247,771
Interest on debt paid	$56,161	$54,813	$68,875

(1)	Includes items related to the sale of Assurant's Employee Benefits segment.

(2)	Represents items related to estimated receivables introduced by the Affordable Care Act. See the Affordable Care Act Risk Mitigation Programs section of Note 2 for additional information.

(3)	Includes charges and reserve activity associated with the premium deficiency reserve established for Assurant Health in 2015.

(4)
2016 includes the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions and supplemental and small group self-funded business; the acquisition of American Title and the purchase of renewal rights to the National Flood Insurance block of business of Nationwide Mutual Insurance Company and other immaterial subsidiaries. 2015 includes the sale of American Reliable Insurance Co. and certain assets related to our vehicle title administration services business and supplemental and small group self-funded businesses; the acquisition of Coast to Coast Services, Inc. and Rent Collect Global. 2014 includes the acquisition of StreetLinks, LLC, eMortgage Logic, LLC, CWI Group and other immaterial subsidiaries.

(5)	For further information see Note 6.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements December 31, 2016, 2015 and 2014
(In thousands except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries globally provide risk management solutions in the housing and lifestyle markets, protecting where consumers live and the goods they buy.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection products and services; extended service contracts and related services for consumer electronics and appliances; vehicle protection services; pre-funded funeral insurance; credit insurance; lender-placed homeowners insurance; manufactured housing and flood insurance; renters insurance and related products; and field services, valuation services and other property risk management services.
As previously announced, the Company substantially exited the health insurance market in 2016 and sold its Assurant Employee Benefits segment on March 1, 2016 mainly through a series of reinsurance transactions with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. ("Sun Life"). See Notes 4 and 5, respectively, for more information.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s consolidated balance sheets affected by the use of estimates include but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes all amounts reported are reasonable and adequate.

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
Fair Value
The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 7 for further information.
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
Short-term investments include money market funds and short maturity investments. These amounts are reported at cost or amortized cost, which approximates fair value.
Other investments consist primarily of investments in joint ventures, partnerships, equity investments, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”), American Security Insurance Company ("ASIC") and the Assurant Deferred Compensation Plan (“ADC”). The joint ventures and partnerships are valued according to the equity method of accounting. In applying the equity method, the Company uses financial information provided by the investee, generally on a three month lag. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in the investment guidance. The equity investments are accounted for under the cost method.

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities, aggregated by issuer, whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. See Note 6 for further information.
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
Short Duration Contracts
Acquisition costs relating to extended service contracts, vehicle service contracts, mobile device protection, credit insurance, lender-placed homeowners and flood, multi-family housing and manufactured housing are amortized over the term of the contracts in relation to premiums earned. These acquisition costs consist primarily of advance commissions paid to agents.
Acquisition costs relating to disposed lines of business (group term life, group disability, group dental, and group vision) consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.
Long Duration Contracts
Acquisition costs for pre-funded funeral (“preneed”) life insurance policies issued prior to 2009 and certain life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents.
Acquisition costs relating to group worksite insurance products no longer offered consist primarily of first year commissions to brokers, costs of issuing new certificates and compensation to sales representatives. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.
For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies, and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. Estimated gross profits include the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.
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
Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives, not to exceed 20 years. Property and equipment are assessed for impairment when impairment indicators exist. See Note 4 for further information on the impairment of long-lived assets related to the exit of the health insurance market.
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
When required, we test goodwill for impairment at the reporting unit level. As of December 31, 2016, we reorganized our business segments. See Note 3 for more information. Following the guidance on goodwill, we have concluded that our reporting units for goodwill testing are appropriately aggregated at the same level as our operating segments.
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

If the Company does not take the option to perform the qualitative assessment or the qualitative assessment performed indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value, the Company will then compare the estimated fair value of the reporting unit with its net book value (“Step 1”). If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, we perform a second test to measure the amount of goodwill impairment, if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination (“Step 2”). Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that yields the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.
In the fourth quarter 2016, the Company performed a Step 1goodwill impairment test on its legacy Assurant Specialty Property (now Global Housing) and Assurant Solutions (now Global Lifestyle and Global Preneed) reporting units and concluded that the estimated fair value of the reporting units exceeded their respective book values and therefore goodwill was not impaired. Due to the change in operating segments, the Company determined the fair value of the Global Lifestyle and Global Preneed reporting units (previously included in the Assurant Solutions reporting unit) and then allocated the legacy Assurant Solutions goodwill to the new reporting units based on their relative fair value. The Company then performed a Step 1 test on the new Global Lifestyle and Global Preneed reporting units and concluded that the estimated fair value of the reporting units exceeded their respective book values and therefore goodwill was not impaired.
In the fourth quarter 2015, the Company chose the option to first perform a qualitative assessment for both our Global Housing and Global Lifestyle reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units' fair value was more than their carrying amount, therefore further impairment testing was not necessary.
Value of Businesses Acquired
VOBA is an identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses, investment returns and other applicable purchase assumptions at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, preneed life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.
VOBA is tested annually in the fourth quarter for recoverability. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2016 and 2015 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.
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
Other Intangible Assets
Other intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives. Estimated useful lives of finite intangible assets are reassessed on an annual basis. For other intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators (“triggers”) of impairment identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company performs an annual impairment test for other intangible assets with finite lives even if there are no triggers present. In 2016, there was a $16,672 impairment charge related to trade names that will no longer be used or defended by the Company.

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
Reserves
Reserves are established in accordance with GAAP, using generally accepted actuarial methods and reflect judgments about expected future claim payments. Factors used in their calculation include experience derived from historical claim payments and actuarial assumptions. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, internal claims processing charges and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves is not an exact process given that management is using historical information and methods to project future events and reserve outcomes.
The recorded reserves represent our best estimates at a point in time of the ultimate costs of settlement and administration of a claim or group of claims based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including but not limited to: changes in the economic cycle, inflation, changes in repair costs, natural catastrophes, judicial trends, legislative changes and claims handling procedures.
Many of these items are not directly quantifiable. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently complex process involving significant judgment, there can be no certainty that future settlement amounts for claims incurred through the financial reporting date will not vary from reported claims reserves. Future loss development could require reserves to be increased or decreased, which could have a material effect on our earnings in the periods in which such increases or decreases are made. However, based on information currently available, we believe our reserve estimates are adequate.
Long Duration Contracts
The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance policies no longer offered, universal life and annuities no longer offered, policies disposed of via reinsurance (Fortis Financial Group (“FFG”), Long Term Care (“LTC”) and Assurant Employee Benefits ("AEB") contracts), group life conversion policies no longer offered and certain medical policies no longer offered.
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
The policies disposed of via reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.
Short Duration Contracts
The Company’s short duration contracts include products and services in the Global Housing and Global Lifestyle segments, AEB policies disposed of via reinsurance and certain medical policies no longer offered. The main product lines for Global Housing include lender-placed homeowners and flood, multi-family housing, and manufactured housing. For Global Lifestyle, the main product lines include extended service contracts, vehicle services contracts, mobile device protection, and credit insurance. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.
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
Deferred Gain on Disposal of Businesses
On March 1, 2016, the Company sold its AEB business using coinsurance contracts. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of these sales did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is amortized and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of the respective businesses at least annually, and adjusts the revenue recognized accordingly.
Debt
The Company reports debt net of unamortized discount or premium and repurchases. Interest expense related to debt is expensed as incurred. During 2016, the Company completed a cash tender offer for $100,000 of Senior Note debt. See Note 16 for more information.
Premiums
Long Duration Contracts
The Company’s long duration contracts which are actively being sold are preneed life insurance policies. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefit growth issued after 2008 and for preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized ratably as earned income over the premium-paying periods of the policies for the group worksite insurance products.
For traditional life insurance contracts previously sold by the preneed business, revenue is recognized when due from policyholders.
For universal life insurance and investment-type annuity contracts previously sold by the Global Lifestyle segment, revenues consist of charges assessed against policy balances.
Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded.
Short Duration Contracts

The Company’s short duration contracts revenue is recognized over the contract term in proportion to the amount of insurance protection provided. The Company’s short duration contracts primarily includes extended service contracts, vehicle services contracts, mobile device protection, credit insurance, lender-placed homeowners and flood, multi-family housing, manufactured housing, the AEB policies disposed via reinsurance (group term life, group disability, dental, vision) and individual medical contracts no longer offered.
Reinstatement premiums for reinsurance are netted against net earned premiums in the consolidated statements of operations.
 Affordable Care Act Risk Mitigation Programs
Beginning in 2014, the Affordable Care Act introduced new and significant premium stabilization programs. These programs, discussed in further detail below, were meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.
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
A three year (2014-2016) risk corridor program limits insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to a subset of Affordable Care Act eligible individual and small group products certified as Qualified Health Plans. The public marketplace can only sell Qualified Health Plans. In addition, carriers who sell Qualified Health Plans on the public marketplace can also sell them off the public marketplace. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS. During 2015, the Company participated in the Federal insurance public marketplace for several states so the risk corridor program is applicable. However, as the funding status for the 2015 program is unlikely at this time, a 100% allowance was established against recorded receivable amounts from the 2015 program. The Company did not participate in the risk corridor program for 2016 given the wind down of the business.
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
On January 1, 2014, the Company adopted the other expenses guidance that addresses how health insurers should recognize and classify in their statements of operations fees mandated by the Affordable Care Act. The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense ratably over the calendar year during which it is payable. For the calendar year ended December 31, 2016, 2015 and 2014, the Company ratably recorded $42,985, $39,606 and $25,723, respectively in underwriting, general and administrative expenses in the consolidated statements of operations, and paid, in full, the final assessment during the third quarter of 2016, 2015 and 2014.
Recent Accounting Pronouncements - Not Yet Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance on goodwill impairment testing. The amendments remove the second step of the goodwill impairment test. Under the amended guidance an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance does not amend the optional qualitative assessment of goodwill impairment. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied on a prospective basis. Therefore, the Company is required to adopt the guidance on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to early adopt this amended guidance for their annual 2017 goodwill impairment testing and will disclose the nature of and reason for the change in accounting principle upon transition.

In October 2016, the FASB issued amended guidance on tax accounting for intra-entity transfers of assets. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the amended guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied on a modified retrospective basis. Therefore, the Company is required to adopt the guidance on January 1, 2018. Early adoption is permitted. The Company is evaluating the requirements of this new tax guidance and the potential impact on the Company’s financial position and results of operations.
In August 2016, the FASB issued amended guidance on presentation and classification in the statement of cash flows. The amendments address certain specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or insignificant coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and guidance related to the identification of the primary source for separately identifiable cash flows. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this amended guidance will not have an impact on the Company’s financial position and results of operations.
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
In March 2016, the FASB issued amended guidance on accounting for employee share-based stock compensation. The updated guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company will adopt the updated guidance on January 1, 2017 and will recognize excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The earnings impact of the adoption will depend on the excess tax benefits or deficiencies realized on vesting or settlement of awards resulting from the difference between the market value of awards at vesting or settlement and the grant date fair value. The updated guidance allows companies a policy election with regard to forfeitures and the Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. As required in the updated guidance, the Company will present cash flows related to employee withholding taxes as financing activities as opposed to operating activities, on a retrospective basis, which will result in the reclassification of $25,973 and $24,682 in the consolidated statements of cash flows for the periods ending December 31, 2016 and 2015, respectively.
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
In May 2014, the FASB issued amended guidance on revenue recognition. In March, April and May 2016, the FASB issued implementation amendments to the May 2014 amended revenue recognition guidance. The amended guidance, including the implementation amendments (together, the “amended guidance”), affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. In August 2015, the FASB issued guidance to defer the effective date of the revenue recognition guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Therefore, the Company is required to adopt the guidance on January 1, 2018. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating which approach to apply at adoption. The Company is progressing through its process to implement the new standards. The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the standard and those that may be subject to the new standard. Subsequent to this initial scoping, the Company selected a representative sample of contracts from the more significant in-scope products lines for review under the new standard (“key contracts”). The review of key contracts is in process. Upon completion of the review of the key contracts, the Company expects to group the remaining contracts based on the conclusions reached with the key contract review or to perform additional review of specific contracts that cannot be grouped. While progress has been made the Company is still evaluating the potential impact of the new revenue recognition standard on the Company’s financial position and results of operations.

3. Segment Information
As part of its strategic realignment, the Company substantially exited the health insurance market in 2016 and sold its Assurant Employee Benefits segment on March 1, 2016, mainly through a series of reinsurance transactions. For more information see Notes 4 and 5, respectively. During 2016, the Company appointed a Chief Operating Officer ("COO"), a newly created position, and realigned its lines of business under this position. As a result of the new organizational framework and corresponding operating structure, the presentation of the segments was modified accordingly and prior periods' presentations revised, where necessary, to conform to the new operating segments. As of December 31, 2016, the Company has five reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (CEO and COO) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
•Global Housing (formerly the Assurant Specialty Property reportable segment): provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multi-family housing); and valuation and field services (referred to as mortgage solutions).
•Global Lifestyle (formerly included in the Assurant Solutions reportable segment): provides mobile device protection, extended service products and related services (referred to as global connected living); vehicle protection services and credit insurance.
•Global Preneed (formerly included in the Assurant Solutions reportable segment): provides pre-funded funeral insurance.
•Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements and other unusual and infrequent items. Additionally, the segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, its amounts are disclosed separately in the following segment tables for comparability.
In addition, Assurant Employee Benefits was a separate segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 5 for more information.
The Company determined its reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. These reportable segment groupings are consistent with information used by our Chief Operating Decision Makers to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. See Note 2 for further information.

The following tables summarize selected financial information by segment:

	Year Ended December 31, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits (1)	Consolidated
Revenues
Net earned premiums	$1,829,112	$2,901,480	$61,691	$—	$37,110	$37,110	$177,971	$5,007,364
Fees and other income	459,689	804,687	109,588	24,418	19,838	44,256	4,244	1,422,464
Net investment income	72,713	113,085	259,755	43,996	8,789	52,785	17,340	515,678
Net realized gains on investments (2)	—	—	—	162,183	—	162,183	—	162,183
Amortization of deferred gains and gains on disposal of businesses (3)	—	—	—	394,513	—	394,513	—	394,513
Gain on pension plan curtailment	—	—	—	29,578	—	29,578	—	29,578
Total revenues	2,361,514	3,819,252	431,034	654,688	65,737	720,425	199,555	7,531,780
Benefits, losses and expenses
Policyholder benefits (4)	828,565	663,781	250,370	—	(52,725)	(52,725)	118,481	1,808,472
Amortization of deferred acquisition costs and value of business acquired	238,178	1,045,948	61,330	—	—	—	5,858	1,351,314
Underwriting, general and administrative expenses (5)	1,013,733	1,901,754	55,507	244,496	165,759	410,255	61,507	3,442,756
Interest expense	—	—	—	57,619	—	57,619	—	57,619
Loss on extinguishment of debt	—	—	—	23,031	—	23,031	—	23,031
Total benefits, losses and expenses	2,080,476	3,611,483	367,207	325,146	113,034	438,180	185,846	6,683,192
Segment income (loss) before provision (benefit) for income taxes	281,038	207,769	63,827	329,542	(47,297)	282,245	13,709	848,588
Provision (benefit) for income taxes	92,372	53,344	21,523	116,983	(6,256)	110,727	5,272	283,238
Segment income (loss) after taxes	$188,666	$154,425	$42,304	$212,559	$(41,041)	$171,518	$8,437
Net income								$565,350

Segment assets:	$3,836,544	$8,746,994	$6,421,095	$10,457,807	$246,688	$10,704,495	$—	$29,709,128

(1)	Assurant Employee Benefits amounts primarily represent the results of operations prior to the sale on March 1, 2016.

(2)	Includes $146,727 related to assets transferred to Sun Life as part of the Assurant Employee Benefits sale on March 1, 2016.

(3)	Includes $382,555 related to the additional deferred gains and gains related to the Assurant Employee Benefits sale on March 1, 2016.

(4)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of the premium deficiency reserve of $37,659 for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses (the net year to date utilization includes a partially offsetting additional premium deficiency charge). In addition, there was favorable claims development experienced through December 31, 2016, in excess of actual benefit expense which is contributing to the credit balance.

(5)
Corporate & Other includes $16,672 intangible asset impairment charge related to trade names that will no longer be used or defended by the Company, and an $23,000 expense related to a post-close adjustment pertaining to an estimated indemnification that will be due on a previous disposition.

	Year Ended December 31, 2015
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits	Consolidated
Revenues
Net earned premiums	$2,044,701	$2,955,443	$60,403	$—	$2,223,696	$2,223,696	$1,066,754	$8,350,997
Fees and other income	405,545	678,573	107,038	32,682	54,622	87,304	25,006	1,303,466
Net investment income	92,859	126,855	249,828	21,190	24,487	45,677	110,998	626,217
Net realized gains on investments	—	—	—	31,826	—	31,826	—	31,826
Amortization of deferred gains and gains on disposal of businesses	—	—	—	12,988	—	12,988	—	12,988
Total revenues	2,543,105	3,760,871	417,269	98,686	2,302,805	2,401,491	1,202,758	10,325,494
Benefits, losses and expenses
Policyholder benefits	788,549	679,750	239,653	3,150	2,301,241	2,304,391	730,192	4,742,535
Amortization of deferred acquisition costs and value of business acquired	280,492	1,021,984	56,567	—	10,694	10,694	32,836	1,402,573
Underwriting, general and administrative expenses	1,010,445	1,847,776	55,936	127,285	516,726	644,011	365,921	3,924,089
Interest expense	—	—	—	55,116	—	55,116	—	55,116
Total benefits, losses and expenses	2,079,486	3,549,510	352,156	185,551	2,828,661	3,014,212	1,128,949	10,124,313
Segment income (loss) before provision (benefit) for income taxes	463,619	211,361	65,113	(86,865)	(525,856)	(612,721)	73,809	201,181
Provision (benefit) for income taxes	155,914	58,357	20,934	(44,117)	(157,949)	(202,066)	26,487	59,626
Segment income (loss) after taxes	$307,705	$153,004	$44,179	$(42,748)	$(367,907)	$(410,655)	$47,322
Net income								$141,555

Segment assets:	$3,648,738	$8,307,338	$6,049,146	$8,403,340	$1,437,032	$9,840,372	$2,190,808	$30,036,402

	Year Ended December 31, 2014
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits	Consolidated
Revenues
Net earned premiums	$2,506,097	$3,067,775	$61,093	$—	$1,945,452	$1,945,452	$1,051,725	$8,632,142
Fees and other income	301,048	560,806	107,046	685	40,016	40,701	24,204	1,033,805
Net investment income	101,908	128,978	253,662	19,320	35,369	54,689	117,192	656,429
Net realized gains on investments	—	—	—	60,783	—	60,783	—	60,783
Amortization of deferred gains and gains on disposal of businesses	—	—	—	(1,506)	—	(1,506)	—	(1,506)
Total revenues	2,909,053	3,757,559	421,801	79,282	2,020,837	2,100,119	1,193,121	10,381,653
Benefits, losses and expenses
Policyholder benefits	1,085,339	777,568	249,901	—	1,575,633	1,575,633	716,892	4,405,333
Amortization of deferred acquisition costs and value of business acquired	343,314	1,055,590	51,299	—	4,570	4,570	30,785	1,485,558
Underwriting, general and administrative expenses	961,972	1,659,953	63,216	143,078	491,248	634,326	368,763	3,688,230
Interest expense	—	—	—	58,395	—	58,395	—	58,395
Total benefits, losses and expenses	2,390,625	3,493,111	364,416	201,473	2,071,451	2,272,924	1,116,440	9,637,516
Segment income (loss) before provision (benefit) for income taxes	518,428	264,448	57,385	(122,191)	(50,614)	(172,805)	76,681	744,137
Provision (benefit) for income taxes	176,671	87,610	15,275	(47,460)	13,134	(34,326)	28,000	273,230
Segment income (loss) after taxes	$341,757	$176,838	$42,110	$(74,731)	$(63,748)	$(138,479)	$48,681
Net income								$470,907

The Company operates primarily in the U.S. and Canada, but also in select international markets.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2016
United States	$6,239,656	$336,793
Foreign countries	1,292,124	6,779
Total	$7,531,780	$343,572
2015
United States	$8,917,732	$293,915
Foreign countries	1,407,762	4,499
Total	$10,325,494	$298,414
2014
United States	$8,874,820	$272,555
Foreign countries	1,506,833	5,090
Total	$10,381,653	$277,645

Revenue is based in the country where the product was sold and long-lived assets, which are primarily property and equipment, are based on the physical location of those assets. There are no reportable major customers that account for 10% or more of the Company’s consolidated revenues.

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	2016	2015	2014
Global Housing:
Lender-placed insurance	$1,317,190	$1,561,396	$1,849,149
Multi-family housing	320,941	282,680	232,252
Mortgage solutions	329,265	289,575	189,396
Manufactured housing and other	321,405	316,595	536,348
Total	$2,288,801	$2,450,246	$2,807,145
Global Lifestyle:
Global connected living (mobile and service contracts)	$2,570,143	$2,550,990	$2,553,848
Global vehicle protection services	715,794	608,372	503,308
Global credit and other	420,230	474,654	571,425
Total	$3,706,167	$3,634,016	$3,628,581

Global Preneed:	$171,279	$167,441	$168,139

Health (1):	$56,948	$2,278,318	$1,985,468

Employee Benefits (2):	$182,215	$1,091,760	$1,075,929

(1)	Includes individual and small employer group products.

(2)	Includes group disability, group dental, group life and group supplemental and vision products.

4. Reorganization
The Company substantially completed its exit from the health insurance market at the end of 2016, a process that began in 2015. As part of this process, Assurant reinsured its supplemental and small-group self-funded lines of business and sold certain legal entities to National General Holdings Corp. ("National General"), effective October 1, 2015.

The following table presents information regarding exit-related charges, commencing with those taken in 2015:

	Severance and retention	Long-lived asset impairments and contract and lease terminations	Other transaction costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	51,706	22,337	11,586	85,629
Non-cash adjustment	—	(21,247)	(2,947)	(24,194)
Cash payments	(15,141)	(320)	(8,146)	(23,607)
Balance at December 31, 2015	$36,565	$770	$493	$37,828
Charges	26,359	5,077	(33)	31,403
Cash payments	(44,602)	(5,324)	(460)	(50,386)
Balance at December 31, 2016	$18,322	$523	$—	$18,845

Amount expected to be incurred, including charges to date	$81,420	$27,414	$11,553	$120,387

Premium deficiency charges				$182,627
Total amount expected to be incurred, including charges to date				$303,014
Excluding premium deficiency charges, amounts in the above table are primarily included in underwriting, general and administrative expenses on the consolidated statements of operations.
The total amount expected to be incurred is an estimate that is subject to change as facts and circumstances evolve. For instance, severance and retention estimates could change if employees previously identified for separation resign from the Company before the date through which they are required to be employed in order to receive severance and retention benefits.
The premium deficiency reserve liability decreased from $78,047 at December 31, 2015 to $40,388 at December 31, 2016. The decrease is consistent with the estimated utilization expected in 2016.
Future cash payments, for these exit-related charges, are expected to be substantially complete in 2017.
5. Dispositions
On March 1, 2016, the Company completed the sale of its Assurant Employee Benefits segment through a series of transactions with Sun Life, for net cash consideration of $926,174 and contingent consideration of $16,000 related to specified account renewals. The condition for the recognition of the $16,000 contingent consideration was met in the third quarter of 2016 and the Company received this additional cash consideration from Sun Life. The transaction was primarily structured as a reinsurance arrangement, as well as the sale of certain legal entities that included a ceding commission and other consideration. The reinsurance transaction does not extinguish the Company's primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also has an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components, including the sale of certain legal entities, the reinsurance for existing claims (accounted for as retroactive reinsurance) and reinsurance for inforce policies with remaining terms and future business (primarily accounted for as prospective reinsurance). As of the close date, the Company originally estimated a gain of $638,517 (which was subsequently increased to $656,497 during 2016 due to closing adjustments and the achievement of the contingent consideration) based on proceeds compared to the relative net assets transferred and other expenses incurred along with realized gains on invested assets transferred. Of this amount, $120,077 was recognized at the close of the transaction and $518,440 (which was subsequently increased to $520,420 in the second quarter due to closing adjustments) was required to be deferred.
The total deferred gain amount will primarily be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. The Company recognized $366,555 of amortization of the deferred gains for the twelve months ended December 31, 2016. The total pre-tax gain recognized during the year ended December 31, 2016 was $502,632.
Approximately 90% of the $520,420 deferred gain related to this transaction (including the $366,555 amortized through December 31, 2016) is expected to be earned by the end of 2017. The ultimate amortization pattern will be dependent on a number of factors including the exact timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.
The following represents a summary of the pre-tax gain recognized in 2016 by transaction component, as well as the related classification within the Consolidated Financial Statements:

Total expected gains, after adjustment and contingent consideration	$656,497

Transaction closing gains on March 1, 2016:
Gain on sale of entities, net of transaction costs	41,098
Novations, resulting in recognized gains	60,913	(b)
Loss on retroactive reinsurance component, before realized gains	(128,661)	(c)
Net loss prior to realized gains on transferred securities supporting retroactive component	(26,650)	(a)
Realized gains on transferred securities supporting retroactive component	146,727	(c)
Net gains realized as of March 1, 2016	120,077

Realized gains related to contingent consideration	16,000	(d)

Deferred gains as of March 1, 2016, after adjustment	520,420
Amortization of deferred gains for the three months ended March 31, 2016	44,593	(d)
Amortization of deferred gains for the three months ended June 30, 2016	122,835	(d)
Amortization of deferred gains for the three months ended September 30, 2016	116,856	(d)
Amortization of deferred gains for the three months ended December 31, 2016	82,271	(d)
Subtotal amortization of deferred gains for the year ended December 31, 2016	366,555	(d)
Deferred gains as of December 31, 2016	153,865	(e)
Total net gains realized for 2016	$502,632

(a)	Amount classified within underwriting, general and administrative expenses within the consolidated statements of operations.

(b)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

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
The Assurant Employee Benefits segment pre-tax income was $13,709, $73,809 and $76,781 for the years ended December 31, 2016, 2015 and 2014, respectively (excluding the aforementioned gains realized in 2016, which are included in the Corporate & Other segment).
In October 2015, the Company sold certain assets related to the Global Housing’s automobile title administration services business for cash consideration of $19,600. The Company recognized a gain on sale of $16,773, which is classified in fees and other income on the consolidated statements of operations.
In 2015, the Company completed the sale of Assurant Health’s supplemental and small-group self-funded lines of business and certain assets to National General Holdings Corp. ("National General"), for cash consideration of $14,000, consisting primarily of a ceding commission. Since the form of sale did not discharge the Company’s primary liability to the insureds, a $5,336 gain on the disposal of the small-group self-funded business was deferred and reported as a liability as of the date of sale. The liability is amortized as revenue over the estimated life of contract terms. Losses resulting from coinsurance transactions are recognized immediately, thus the Company recognized a loss of $11,587, primarily related to the write-off of deferred acquisition costs, on the sale of the supplemental business. The loss on sale is classified in underwriting, general and administrative expenses on the consolidated statements of operations. In the third quarter of 2015, the Company recognized a tax benefit related to the sale of these legal entities. See Note 9 for more information on the tax benefit.
In January 2015, the Company completed the sale of its general agency business and primary insurance carrier, American Reliable Insurance Company (“ARIC”), to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for $117,860 in net cash consideration. The business was part of the Global Housing segment and offers specialty personal lines and agricultural insurance through general and independent agents. The sale price was based on the GAAP book value of the business from June 30, 2014 adjusted as of January 1, 2015. In accordance with held for sale accounting, the Company recorded a loss of $21,526 for the period ended December 31, 2014. Upon final closing in 2015, the Company recorded a net gain of $1,120. The Company is subject to certain contractual indemnification requirements related to the actuarial development of claim reserves. As of December 31, 2016, the Company has estimated and recorded a contingent liability of $23,000 in accounts payable and other liabilities in the consolidated balance sheets with a corresponding amount recorded in underwriting, general and administrative expenses in the consolidated statements of operations based on adverse development realized during 2016. The terms of the sale agreement stipulate that claim reserves be finalized and settled as of December 31, 2017. The Company will be required to continually assess such liabilities through settlement, with any resulting adjustments recorded in earnings when a change in estimated payment is determined.
6. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment ("OTTI") included within accumulated other comprehensive income of the Company's fixed maturity and equity securities as of the dates indicated:

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$172,782	$3,389	$(1,285)	$174,886	$—
States, municipalities and political subdivisions	446,882	29,639	(446)	476,075	—
Foreign governments	508,871	60,462	(865)	568,468	—
Asset-backed	2,658	1,157	(138)	3,677	1,117
Commercial mortgage-backed	39,267	142	(993)	38,416	—
Residential mortgage-backed	1,071,179	38,130	(7,997)	1,101,312	12,758
U.S. corporate	5,022,769	454,115	(15,634)	5,461,250	15,616
Foreign corporate	1,606,429	147,174	(5,542)	1,748,061	2,248
Total fixed maturity securities	$8,870,837	$734,208	$(32,900)	$9,572,145	$31,739
Equity securities:
Common stocks	$11,911	$8,890	$(7)	$20,794	$—
Non-redeemable preferred stocks	369,920	31,767	(1,120)	400,567	—
Total equity securities	$381,831	$40,657	$(1,127)	$421,361	$—

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$150,681	$3,891	$(537)	$154,035	$—
States, municipalities and political subdivisions	647,335	48,389	(94)	695,630	—
Foreign governments	497,785	65,188	(723)	562,250	—
Asset-backed	3,499	1,367	(204)	4,662	1,285
Commercial mortgage-backed	22,169	352	—	22,521	—
Residential mortgage-backed	953,247	48,676	(3,409)	998,514	15,343
U.S. corporate	5,429,783	513,254	(73,344)	5,869,693	15,705
Foreign corporate	1,766,296	164,295	(22,568)	1,908,023	2,180
Total fixed maturity securities	$9,470,795	$845,412	$(100,879)	$10,215,328	$34,513
Equity securities:
Common stocks	$13,048	$6,623	$(7)	$19,664	$—
Non-redeemable preferred stocks	437,515	45,495	(2,617)	480,393	—
Total equity securities	$450,563	$52,118	$(2,624)	$500,057	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income ("AOCI"). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of December 31, 2016 and 2015. At December 31, 2016 and 2015, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $215,275 and $319,654, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2016 and 2015, revenue bonds account for 46% and 50% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, higher education, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. At December 31, 2016, approximately 78%, 11%, and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. At December 31, 2015, approximately 79%, 8% and 5% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of December 31, 2016 and 2015.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $693,273 with a net unrealized gain of $54,225 at December 31, 2016 and $888,923 with a net unrealized gain of $67,957 at December 31, 2015. Approximately 23% and 25% of the corporate European exposure is held in the financial industry at December 31, 2016 and 2015, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company's corporate securities as of December 31, 2016 and 2015, respectively. Approximately 7% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $641,891 with a net unrealized gain of $51,595 at December 31, 2016 and $779,720 with a net unrealized loss of $6,985 at December 31, 2015. Approximately 84% and 89% of the energy exposure is rated as investment grade as of December 31, 2016 and 2015, respectively.

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$428,433	$433,479
Due after one year through five years	1,761,804	1,823,218
Due after five years through ten years	2,001,060	2,067,674
Due after ten years	3,566,436	4,104,369
Total	7,757,733	8,428,740
Asset-backed	2,658	3,677
Commercial mortgage-backed	39,267	38,416
Residential mortgage-backed	1,071,179	1,101,312
Total	$8,870,837	$9,572,145

Major categories of net investment income were as follows:

	Years Ended December 31,
	2016	2015	2014
Fixed maturity securities	$419,347	$486,165	$522,309
Equity securities	25,161	29,957	28,014
Commercial mortgage loans on real estate	41,669	72,658	73,959
Policy loans	2,577	2,478	2,939
Short-term investments	5,508	2,033	1,950
Other investments	21,671	37,759	34,527
Cash and cash equivalents	17,462	18,416	18,556
Total investment income	533,395	649,466	682,254
Investment expenses	(17,717)	(23,249)	(25,825)
Net investment income	$515,678	$626,217	$656,429

No material investments of the Company were non-income producing for the years ended December 31, 2016, 2015 and 2014.
The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales:

	For the Years Ended December 31,
	2016	2015	2014
Proceeds from sales	$4,610,681	$2,568,166	$1,995,368
Gross realized gains (a)	209,475	65,097	69,184
Gross realized losses (b)	65,206	31,657	10,681

(a)	Twelve months ended December 31, 2016 gross realized gains includes $150,701 related to the sale of Assurant Employee Benefits as described in Note 5.

(b)	Twelve months ended December 31, 2016 gross realized losses includes $16,427 related to the sale of Assurant Employee Benefits as described in Note 5.

For securities sold at a loss during 2016, the average period of time these securities were trading continuously at a price below book value was approximately 6 months.

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Years Ended December 31,
	2016	2015	2014
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$128,899	$13,322	$54,200
Equity securities	17,262	19,016	6,190
Commercial mortgage loans on real estate	21,823	817	532
Other investments	1,073	3,695	(109)
Total net realized gains related to sales and other (a)	169,057	36,850	60,813
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(700)	(5,024)	(30)
Other investments	(6,174)	—	—
Total net realized losses related to other-than-temporary impairments	(6,874)	(5,024)	(30)
Total net realized gains	$162,183	$31,826	$60,783

(a)	Twelve months ended December 31, 2016 net gains includes $146,727 related to the sale of Assurant Employee Benefits as described in Note 5.

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
For the twelve months ended December 31, 2016 and 2015, the Company recorded $6,537 and $7,212, respectively, of OTTI, of which $6,874 and $5,024 was related to both credit losses and securities the Company intends to sell and recorded as net OTTI losses recognized in earnings, with the remaining amounts of $(337) and $2,188, respectively, related to all other factors and was recorded as an unrealized (gain) loss component of AOCI.
The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts:

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$32,377	$35,424	$45,278
Additions for credit loss impairments recognized in the current period on securities previously impaired	554	—	30
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	2,621	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(3,590)	(2,398)	(5,248)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,397)	(3,270)	(4,636)
Balance, end of year	$24,944	$32,377	$35,424

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$91,038	$(1,285)	$—	$—	$91,038	$(1,285)
States, municipalities and political subdivisions	16,914	(446)	—	—	16,914	(446)
Foreign governments	98,759	(847)	6,844	(18)	105,603	(865)
Asset-backed	—	—	979	(138)	979	(138)
Commercial mortgage-backed	33,206	(993)	—	—	33,206	(993)
Residential mortgage-backed	347,522	(7,892)	2,196	(105)	349,718	(7,997)
U.S. corporate	940,434	(13,125)	34,071	(2,509)	974,505	(15,634)
Foreign corporate	227,313	(4,584)	7,573	(958)	234,886	(5,542)
Total fixed maturity securities	$1,755,186	$(29,172)	$51,663	$(3,728)	$1,806,849	$(32,900)
Equity securities:
Common stock	$673	$(7)	$—	$—	$673	$(7)
Non-redeemable preferred stocks	64,419	(1,083)	1,940	(37)	66,359	(1,120)
Total equity securities	$65,092	$(1,090)	$1,940	$(37)	$67,032	$(1,127)

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$90,008	$(465)	$5,564	$(72)	$95,572	$(537)
States, municipalities and political subdivisions	6,881	(94)	—	—	6,881	(94)
Foreign governments	24,071	(347)	22,239	(376)	46,310	(723)
Asset-backed	—	—	1,136	(204)	1,136	(204)
Residential mortgage-backed	260,620	(3,179)	11,147	(230)	271,767	(3,409)
U.S. corporate	1,287,545	(65,631)	38,224	(7,713)	1,325,769	(73,344)
Foreign corporate	348,912	(19,616)	15,805	(2,952)	364,717	(22,568)
Total fixed maturity securities	$2,018,037	$(89,332)	$94,115	$(11,547)	$2,112,152	$(100,879)
Equity securities:
Common stock	$623	$(7)	$—	$—	$623	$(7)
Non-redeemable preferred stocks	63,665	(1,632)	13,806	(985)	77,471	(2,617)
Total equity securities	$64,288	$(1,639)	$13,806	$(985)	$78,094	$(2,624)

Total gross unrealized losses represent approximately 2% and 5% of the aggregate fair value of the related securities at December 31, 2016 and 2015, respectively. Approximately 89% and 88% of these gross unrealized losses have been in a continuous loss position for less than twelve months at December 31, 2016 and 2015, respectively. The total gross unrealized losses are comprised of 796 and 884 individual securities at December 31, 2016 and 2015, respectively. In accordance with its policy described above, the Company concluded that for these securities other-than-temporary impairments of the gross unrealized losses was not warranted at December 31, 2016 and 2015. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2016, the gross unrealized losses that have been in a continuous loss position for twelve months or more were concentrated in the Company’s U.S. and foreign corporate fixed maturity securities. As of December 31, 2016, the Company did not intend to sell the fixed maturity securities and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of their amortized cost basis. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, the Company applies an impairment model similar to that used for the Company's fixed maturity securities. As of December 31, 2016, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position at December 31, 2016, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$103,273	$103,200
Due after one year through five years	421,271	418,100
Due after five years through ten years	479,658	471,605
Due after ten years	442,516	430,041
Total	1,446,718	1,422,946
Asset-backed	1,117	979
Commercial mortgage-backed	34,199	33,206
Residential mortgage-backed	357,715	349,718
Total	$1,839,749	$1,806,849

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. At December 31, 2016, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon, and Texas. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $37 to $12,609 at December 31, 2016 and from $17 to $14,625 at December 31, 2015.
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
The following summarizes the Company's loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2016
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$595,527	95.1%	1.92
71 – 80%	9,868	1.6%	1.15
81 – 95%	16,126	2.5%	1.27
Greater than 95%	4,816	0.8%	3.86
Gross commercial mortgage loans	626,337	100.0%	1.91
Less valuation allowance	(2,304)
Net commercial mortgage loans	$624,033

	December 31, 2015
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$1,101,572	95.5%	2.01
71 – 80%	39,080	3.4%	1.19
81 – 95%	8,370	0.7%	1.05
Greater than 95%	4,816	0.4%	3.52
Gross commercial mortgage loans	1,153,838	100.0%	1.98
Less valuation allowance	(2,582)
Net commercial mortgage loans	$1,151,256

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. An additional valuation allowance is established for incurred, but not specifically identified impairments. Changing economic conditions affect the Company's valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced a reduction in debt-service coverage ratio.
The commercial mortgage loan valuation allowance for losses was $2,304 and $2,582 at December 31, 2016 and 2015, respectively. In 2016 and 2015, the loan valuation allowance was decreased $278 and $817, respectively, based upon the valuation allowance analysis.
At December 31, 2016, the Company had mortgage loan commitments outstanding of approximately $7,500.
The Company has short term investments and fixed maturities of $437,443 and $441,851 at December 31, 2016 and 2015, respectively, on deposit with various governmental authorities as required by law.
The Company utilizes derivative instruments on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument.  The derivatives do not qualify under GAAP as effective hedges; therefore, they are marked-to-market on a quarterly basis and the gain or loss is recognized in the statement of operations in fees and other income, underwriting, general and administrative expenses, and realized gains (losses). As of December 31, 2016 and 2015, amounts related to derivative assets were $25,854 and $6,715, respectively, while derivative liabilities were $40,827 and $27,689, respectively, all of which are included in the consolidated balance sheets. The gain (loss) recorded in the results of operations totaled $19,297, $(5,298) and $(7,453) for the years ended December 31, 2016, 2015 and 2014, respectively.
Commercial Mortgage Loan Securitization
In May 2016, the Company transferred $259,741 of certain commercial mortgage loans on real estate into a trust. Upon transfer, the loans were securitized as a source of funding for the Company and as a means of transferring the economic risk of the loans to third parties. The securitized assets are legally isolated from the creditors of the Company and can only be used to settle obligations of the trust. The securitization of the assets was accounted for as a sale. The Company does not have the power to direct the activities of the trust, nor does it provide guarantees or recourse to the trust other than standard representations and warranties. The Company retained an interest in the trust in the form of subordinate securities issued by the trust. The trust is a variable interest entity ("VIE") that the Company does not consolidate.
The cash proceeds, including accrued investment income, from the securitization were $269,828, with a corresponding realized gain of $9,092. At closing, the Company purchased $30,822 of securities at fair value from the trust. As of December 31, 2016, the maximum loss exposure the Company has to the trust is $27,762. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the Company’s ongoing other-than-temporary impairment review. See Note 7, Fair Values, Inputs, and Valuation Techniques for Financial Assets and Liabilities Disclosures for further description of the Company’s fair value inputs and valuation techniques.

Variable Interest Entities
A VIE is a legal entity which does not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest. The Company's investments in VIEs include private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method and included in the consolidated balance sheets in other investments. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet in addition to any required unfunded commitments. As of December 31, 2016, the Company's maximum exposure to loss is $274,552 in recorded carrying value and $62,428 in unfunded commitments. See Commercial Mortgage Loan Securitization section above for the disclosures relating to the commercial mortgage loan securitization trust.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	December 31, 2016
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$174,886	$—		$174,886		$—
State, municipalities and political subdivisions	476,075	—		476,075		—
Foreign governments	568,468	1,012		567,456		—
Asset-backed	3,677	—		3,677		—
Commercial mortgage-backed	38,416	—		10,654		27,762
Residential mortgage-backed	1,101,312	—		1,101,312		—
U.S. corporate	5,461,250	—		5,416,699		44,551
Foreign corporate	1,748,061	—		1,714,750		33,311
Equity securities:
Common stocks	20,794	20,111		683		—
Non-redeemable preferred stocks	400,567	—		398,379		2,188
Short-term investments	227,740	52,696	b	175,044	c	—
Other investments	265,108	64,945	a	196,697	c	3,466	d
Cash equivalents	646,541	644,541	b	2,000	c	—
Other assets	648	—		298	e	350	e
Assets held in separate accounts	1,650,153	1,472,890	a	177,263	c	—
Total financial assets	$12,783,696	$2,256,195		$10,415,873		$111,628

Financial Liabilities
Other liabilities	$89,321	$64,945	a	$925	e	$23,451	e
Liabilities related to separate accounts	1,650,153	1,472,890	a	177,263	c	—
Total financial liabilities	$1,739,474	$1,537,835		$178,188		$23,451

	December 31, 2015
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$154,035	$—		$154,035		$—
State, municipalities and political subdivisions	695,630	—		695,630		—
Foreign governments	562,250	944		561,306		—
Asset-backed	4,662	—		4,662		—
Commercial mortgage-backed	22,521	—		22,317		204
Residential mortgage-backed	998,514	—		998,514		—
U.S. corporate	5,869,693	—		5,835,189		34,504
Foreign corporate	1,908,023	—		1,879,381		28,642
Equity securities:
Common stocks	19,664	18,981		683		—
Non-redeemable preferred stocks	480,393	—		478,143		2,250
Short-term investments	508,950	453,335	b	55,615	c	—
Other investments	253,708	62,076	a	189,407	c	2,225	d
Cash equivalents	908,936	907,248	b	1,688	c	—
Other assets	1,320	—		886	e	434	e
Assets held in separate accounts	1,750,556	1,570,000	a	180,556	c	—
Total financial assets	$14,138,855	$3,012,584		$11,058,012		$68,259

Financial Liabilities
Other liabilities	$89,765	$62,076	a	$6	e	$27,683	e
Liabilities related to separate accounts	1,750,556	1,570,000	a	180,556	c	—
Total financial liabilities	$1,840,321	$1,632,076		$180,562		$27,683

a.	Mainly includes mutual funds.

b.	Mainly includes money market funds.

c.	Mainly includes fixed maturity securities.

d.	Mainly includes fixed maturity securities and other derivatives.

e.	Mainly includes other derivatives.

There were no transfers between Level 1 and Level 2 financial assets during 2016 or 2015. However, there were transfers between Level 2 and Level 3 financial assets in 2016 and 2015, which are reflected in the “Transfers in” and “Transfers out” columns below. Transfers between Level 2 and Level 3 most commonly occur from changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. Any remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized losses included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$—	$—	$—	$3,600	$(3,600)	$—	$—	$—
Commercial mortgage-backed	204	(2,071)	(992)	30,822	(201)	—	—	27,762
U.S. corporate	34,504	469	(99)	28,949	(5,134)	16,311	(30,449)	44,551
Foreign corporate	28,642	90	(415)	1,685	(1,510)	4,819	—	33,311
Equity Securities
Non-redeemable preferred stocks	2,250	—	(62)	—	—	—	—	2,188
Other investments	2,225	(981)	(45)	2,356	(89)	—	—	3,466
Other assets	434	(84)	—	—	—	—	—	350
Financial Liabilities
Other liabilities	(27,683)	4,919	—	(687)	—	—	—	(23,451)
Total level 3 assets and liabilities	$40,576	$2,342	$(1,613)	$66,725	$(10,534)	$21,130	$(30,449)	$88,177

	Year Ended December 31, 2015
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Commercial mortgage-backed	$403	$—	$(11)	$—	$(188)	$—	$—	$204
Residential mortgage-backed	4,645	1	(104)	9,721	—	—	(14,263)	—
U.S. corporate	100,133	(115)	(992)	6,523	(5,417)	2,130	(67,758)	34,504
Foreign corporate	4,142	706	(2,628)	—	(1,750)	28,172	—	28,642
Equity Securities
Non-redeemable preferred stocks	2,000	—	250	—	—	—	—	2,250
Other investments	2,121	34	(42)	—	(124)	236	—	2,225
Other assets	807	(373)	—	—	—	—	—	434
Financial Liabilities
Other liabilities	(25,233)	(2,450)	—	77	(77)	—	—	(27,683)
Total level 3 assets and liabilities	$89,018	$(2,197)	$(3,527)	$16,321	$(7,556)	$30,538	$(82,021)	$40,576

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the periods ended December 31, 2016 and 2015, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2016 and 2015, consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Other assets/liabilities: Foreign exchange forwards are priced using a pricing model which utilizes market observable inputs including foreign exchange spot rate, forward points and date to settlement.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2016 and 2015 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities, $5,661 and $304 were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2016 and 2015, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $102,322 and $65,600 were priced internally using independent and non-binding broker quotes as of December 31, 2016 and 2015, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price. Further details on Level 3 derivative investment types follow:

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

For its 2016 annual goodwill impairment tests, the Company performed a Step 1 test on its legacy Assurant Solutions and Assurant Specialty Property reporting units. In addition, we performed an additional test of the recoverability of goodwill assigned to the new reporting units; Global Housing, Global Lifestyle and Global Preneed. Based on these tests, it was determined that goodwill was not impaired at any of the reporting units. See Note 3 for more information on the re-segmentation.

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2016, 2015 and 2014.

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

Policy reserves under investment products: the fair values for the Company’s policy reserves under investment products are determined using discounted cash flow analysis. Key inputs to the valuation include projections of policy cash flows, reserve runoff, market yields and risk margins.

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

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$624,033	$634,872	$—	$—	$634,872
Policy loans	38,533	38,533	38,533	—	—
Other investments	36,272	36,272	—	—	36,272
Total financial assets	$698,838	$709,677	$38,533	$—	$671,144
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$650,989	$680,409	$—	$—	$680,409
Funds withheld under reinsurance	111,721	111,721	111,721	—	—
Debt	1,067,020	1,159,744	—	1,159,744	—
Total financial liabilities	$1,829,730	$1,951,874	$111,721	$1,159,744	$680,409

	December 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$1,151,256	$1,201,806	—	—	$1,201,806
Policy loans	43,858	43,858	43,858	—	—
Other investments	27,534	27,534	—	—	27,534
Total financial assets	$1,222,648	$1,273,198	$43,858	—	$1,229,340
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$666,068	$676,586	—	—	$676,586
Funds withheld under reinsurance	94,417	94,417	94,417	—	—
Debt	1,164,656	1,250,602	—	1,250,602	—
Total financial liabilities	$1,925,141	$2,021,605	$94,417	$1,250,602	$676,586

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
8. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2016	2015
Insurance premiums receivable	$1,101,987	$1,092,136
Other receivables	145,542	196,277
Allowance for uncollectible amounts	(29,560)	(27,696)
Total	$1,217,969	$1,260,717

9. Income Taxes
The components of income tax expense for the years ended December 31 were as follows:

	Years Ended December 31,
	2016	2015	2014
Pre-tax income:
Domestic	$778,989	$126,797	$632,738
Foreign	69,599	74,384	111,399
Total pre-tax income	$848,588	$201,181	$744,137

	Years Ended December 31,
	2016	2015	2014
Current expense:
Federal and state	$240,125	$40,643	$162,483
Foreign	18,105	22,851	46,593
Total current expense	258,230	63,494	209,076
Deferred expense (benefit):
Federal and state	19,558	173	72,645
Foreign	5,450	(4,041)	(8,491)
Total deferred expense (benefit)	25,008	(3,868)	64,154
Total income tax expense	$283,238	$59,626	$273,230

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2016	2015	2014
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Non-taxable investment income	(1.3)	(6.8)	(1.9)
Foreign earnings (a)	(1.9)	(5.2)	(2.2)
Non deductible compensation	(0.1)	9.1	3.8
Non deductible health insurer fee	1.8	6.9	1.1
Sale of subsidiary	—	(8.0)	—
Other	(0.1)	(1.4)	0.9
Effective income tax rate:	33.4%	29.6%	36.7%

(a)
Results for all years primarily include tax benefit associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and the realization of foreign tax credits for certain other subsidiaries. In addition, 2016 reflects a benefit of 2.2% and 2015 reflects a 6.5% benefit related to a Latin American reorganization, while 2014 reflects a benefit of 2.6% related to the conversion of Canadian branch operations of certain U.S. companies to foreign corporate entities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$(37,010)	$(6,262)	$(10,322)
Additions based on tax positions related to the current year	(1,021)	(30,712)	(2,940)
Reductions based on tax positions related to the current year	—	102	581
Additions for tax positions of prior years	(1,401)	(2,128)	(1,037)
Reductions for tax positions of prior years	3,786	431	2,495
Lapses	1,486	1,559	—
Settlements	—	—	4,961
Balance at end of year	$(34,160)	$(37,010)	$(6,262)

Total unrecognized tax benefits of $34,544, $35,618, and $7,631 for 2016, 2015, and 2014, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in tax receivable and accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $580, $169 and $246, respectively, of interest expense related to income tax matters. The Company had $193 and $1,733, and $1,730 of interest accrued as of December 31, 2016, 2015 and 2014, respectively. No penalties have been accrued.
The Company does not anticipate any significant increase or decrease of unrecognized tax benefit within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2014. Substantially all non-U.S. income tax matters have been concluded for the years through 2010, and all state and local income tax matters have been concluded for the years through 2009.
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2016	2015
Deferred Tax Assets
Policyholder and separate account reserves	$571,675	$568,053
Accrued liabilities	39,297	32,257
Investments, net	102,568	140,785
Net operating loss carryforwards	31,735	40,479
Deferred gain on disposal of businesses	81,247	32,362
Compensation related	37,841	28,289
Employee and post-retirement benefits	58,480	115,904
Unearned fee income	48,444	50,931
Other	78,595	48,548
Total deferred tax asset	1,049,882	1,057,608
Less valuation allowance	(12,529)	(13,218)
Deferred tax assets, net of valuation allowance	1,037,353	1,044,390
Deferred Tax Liabilities
Deferred acquisition costs	(984,324)	(931,630)
Net unrealized appreciation on securities	(243,810)	(262,075)
Total deferred tax liability	(1,228,134)	(1,193,705)
Net deferred income tax liability	$(190,781)	$(149,315)

A cumulative valuation allowance of $12,529 exists as of December 31, 2016 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
Other than for certain wholly owned Canadian subsidiaries, deferred taxes have not been provided on the undistributed earnings of wholly owned foreign subsidiaries since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. The cumulative amount of undistributed earnings for which the Company has not provided deferred income taxes is $245,855. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $42,342, net of anticipated foreign tax credits.
At December 31, 2016, the Company had $123,304 of net operating loss carryforwards (corresponding to $31,735 deferred tax assets) in certain foreign jurisdictions that will expire if unused as follows:

Expiration Year	Amount
2017 - 2021	$28,116
2022 - 2026	7,450
2027 - 2031	1,199
2032 - 2036	9,407
Unlimited	77,132
$123,304
10. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows:

	December 31,
	2016	2015	2014
Beginning balance	$3,150,934	$2,957,740	$3,128,931
Costs deferred	1,458,673	1,587,453	1,306,390
Amortization	(1,342,213)	(1,394,259)	(1,477,581)
Ending balance	$3,267,394	$3,150,934	$2,957,740

11. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2016	2015
Land	$14,884	$14,884
Buildings and improvements	269,320	262,769
Furniture, fixtures and equipment	393,652	478,717
Total	677,856	756,370
Less accumulated depreciation	(334,284)	(457,956)
Total	$343,572	$298,414

Depreciation expense for 2016, 2015 and 2014 amounted to $41,654, $47,439 and $47,670, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

12. Goodwill
The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. As of December 31, 2016, we reorganized our reportable segments. See Note 3 for more information on the re-segmentation. In connection with this change we were required to reallocate the carrying amount of our Assurant Solutions legacy goodwill, based on the fair value of our new reporting units, Global Lifestyle and Global Preneed. No reassignment of Assurant Specialty Property legacy goodwill to the new reporting unit, Global Housing, was necessary. See the table below, for a rollforward of goodwill by reportable segment and the amounts allocated to each new reporting unit.

	Global Housing	Global Lifestyle	Global Preneed	Consolidated
Balance at December 31, 2014 (2)	$301,586	$539,653	$—	$841,239
Acquisitions	5,365	2,520	—	7,885
Dispositions	(2,532)	—	—	(2,532)
Foreign currency translation and other	—	(13,080)	—	(13,080)
Balance at December 31, 2015 (2)	304,419	529,093	—	833,512
Acquisitions	16,511	4,053	—	20,564
Foreign currency translation and other	—	(23,120)	—	(23,120)
Reallocation among new reporting units (1)	—	(137,707)	137,707	—
Balance at December 31, 2016 (2)	$320,930	$372,319	$137,707	$830,956

(1)
Effective December 31, 2016, the Company changed its segment reporting structure. See Note 3 for more information. Global Preneed was previously reported together with Global Lifestyle. As a consequence of these segment changes, our reporting units also changed. Goodwill has been reallocated between the Global Lifestyle and Global Preneed reporting units using the relative fair value allocation approach.

(2)	Includes $1,260,939 of accumulated impairment losses.

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
The goodwill impairment guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing further impairment tests is unnecessary. However, if an entity concludes otherwise, or does not elect this option, it is required to perform impairment tests. Step 1 of the test identifies potential impairments at the reporting unit level, which for the Company is the same as our operating segments, by comparing the estimated fair value of each reporting unit to its net book value. If the estimated fair value of a reporting unit exceeds its net book value, there is no impairment of goodwill. However, if the net book value exceeds the estimated fair value, Step 2 is performed to determine the amount of the potential impairment. Step 2 utilizes acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total estimated fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment.
In the fourth quarters of 2016, 2015 and 2014, the Company conducted its annual assessments of goodwill. Based on these assessments, it was determined that goodwill was not impaired at any reporting unit.

13. VOBA and Other Intangible Assets
Information about VOBA is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Beginning balance	$41,154	$45,462	$53,549
Additions	—	4,134	—
Amortization, net of interest accrued	(9,154)	(8,314)	(7,978)
Foreign currency translation and other	165	(128)	(109)
Ending balance	$32,165	$41,154	$45,462

As of December 31, 2016, the outstanding balance of VOBA is from the Global Lifestyle and Global Preneed segments with the majority related to the preneed life insurance business. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2016 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2017	$7,854
2018	7,037
2019	6,654
2020	6,291
2021	779
Thereafter	3,550
Total	$32,165

Information about other intangible assets is as follows:

	As of December 31,
	2016			2015
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles	$16,480	$(8,160)	$8,320	$47,134	$(30,820)	$16,314
Customer related intangibles	469,192	(257,088)	212,104	438,737	(212,542)	226,195
Marketing related intangibles (1)	16,011	(15,126)	885	41,386	(20,977)	20,409
Technology based intangibles	36,684	(17,683)	19,001	25,235	(10,990)	14,245
Total	$538,367	$(298,057)	$240,310	$552,492	$(275,329)	$277,163

(1)	In 2016, the net amount was reduced for a $16,672 intangible asset impairment charge related to trade names that will no longer be used or defended by the Company.

Other intangible assets amortization for 2016, 2015 and 2014 amounted to $44,837, $71,664 and $63,924, respectively.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets are as follows:

Year	Amount
2017	$63,258
2018	52,688
2019	34,784
2020	28,492
2021	20,762
Thereafter	40,326
Total other intangible assets with finite lives	$240,310

14. Reserves
Short Duration Contracts
Continuing Business (Global Housing and Global Lifestyle)
The Company’s short duration contracts are comprised of products and services included in the Global Lifestyle and Global Housing segments. The main product lines for Global Lifestyle include extended service contracts, vehicle service contracts, mobile device protection and credit insurance, and for Global Housing the main product lines include lender-placed homeowners and flood, multi-family housing and manufactured housing.
Total incurred but not reported (“IBNR”) reserves are determined by subtracting case basis incurred losses from the ultimate loss and loss adjustment expense estimates. Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods widely employed within the Company include the Chain Ladder, Munich Chain Ladder, and Bornhuetter-Ferguson. For Global Housing, reportable catastrophes are analyzed and reserved for separately using a frequency and severity approach. The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, loss development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and a prior estimate of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing greater variability in incurred to paid ratios.
For Global Lifestyle and Housing, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of the different methods that are applied consistently each period. There have been no significant changes in the methodologies and assumptions utilized in estimating the liability for unpaid loss and loss adjustment expenses for any of the periods presented.
Disposed and Runoff Short Duration Insurance Lines
The Company has exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from contracts that were discontinued many years ago. The amount of carried case reserves are based on recommendations of the various pool managers. Based on information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
Disposed business includes certain medical policies no long offered and AEB policies disposed of via reinsurance. Reserves for previously disposed business are included in the Company’s reserves in accordance with the insurance guidelines. The Company maintains an offsetting reinsurance recoverable related to the AEB reserves. See Note 15 for further information.
Long Duration Contracts
Continuing Business (Global Preneed)
The Company’s long duration contracts are primarily comprised of preneed life insurance and annuity policies. Future policy benefits make up the largest portion of Global Preneed liabilities.  Claims and benefits payable reserves are less significant. Reserve assumptions for mortality rates, lapse rates, expenses, and interest rates are company-specific based on pricing assumptions and subsequent experience studies.
For business issued during 2016 and 2015, discount rates ranged between 1.5% and 4.25%. Death benefit increases for business issued during 2016 and 2015 ranged between less than 0.1% to 3.0%. Canadian annuity products typically have surrender charges that vary by product series and premium paying period. Surrender charges on U.S. annuity contracts generally range from 7.0% to 0.0% and grade to zero over a period of seven years.
Disposed and Runoff Long Duration Insurance Lines
The Company’s universal life and annuity products are no longer offered and are in runoff. Reserves have been established based on the following assumptions. Interest rates credited on annuities were at guaranteed rates, ranging from 3.5% to 4.0%, except for a limited number of policies with guaranteed crediting rates of 4.5%. All annuity policies are past the surrender charge period. Crediting interest rates on universal life fund are at guaranteed rates of 4.0% to 4.1%. Universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.

Reserves for previously disposed FFG and LTC businesses are included in the Company’s reserves in accordance with the insurance guidance. The Company maintains an offsetting reinsurance recoverable related to these reserves. See Note 15 for further information.
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and is comprised of case and IBNR reserves.
Since unpaid loss and loss adjustment expenses are estimates, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates, which is referred to as either unfavorable or favorable development, respectively.

	Years Ended December 31,
	2016	2015	2014
Claims and benefits payable, at beginning of year	$3,896,719	$3,698,606	$3,389,371
Less: Reinsurance ceded and other	(1,496,515)	(1,254,443)	(1,140,385)
Net claims and benefits payable, at beginning of year	2,400,204	2,444,163	2,248,986
Incurred losses and loss adjustment expenses related to:
Current year	2,028,936	4,973,396	4,746,889
Prior year's interest	9,876	59,794	61,884
Prior year(s)	(196,230)	(150,879)	(127,462)
Total incurred losses and loss adjustment expenses	1,842,582	4,882,311	4,681,311
Paid losses and loss adjustment expenses related to:
Current year	1,595,747	3,845,957	3,550,574
Prior year(s)	2,063,989	1,080,313	935,560
Total paid losses and loss adjustment expenses	3,659,736	4,926,270	4,486,134
Net claims and benefits payable, at end of year	583,050	2,400,204	2,444,163
Plus: Reinsurance ceded and other	2,718,207	1,496,515	1,254,443
Claims and benefits payable, at end of year	$3,301,257	$3,896,719	$3,698,606

The Company experienced net favorable development in all three years. The discontinued Assurant Health and AEB businesses had a substantial contribution to the overall favorable development. Combined, the favorable development for Assurant Health and AEB was $110,924, $75,004 and $108,566 in 2016, 2015 and 2014, respectively. For Assurant Health the favorable development in all years was attributed to lower medical provider utilization and lower medical inflation than assumed in the Company’s prior-year pricing and reserving processes. For AEB, the favorable development in all years was attributed to lower mortality rates and higher claim recovery rates than assumed in the Company’s prior year reserving processes. Reserves for the longer-tail property coverages (e.g. asbestos, environmental, and other general liability), had no material changes in estimated amounts for incurred claims in prior years. The remaining favorable development was primarily attributable to the Global Lifestyle and Global Housing businesses. Global Lifestyle had favorable development of $43,081, $46,414 and $36,619 in 2016, 2015 and 2014, respectively, while Global Housing experienced favorable development of $29,792 and $12,248 in 2016 and 2015, respectively, and adverse development of $33,152 in 2014. These results exclude impacts from insignificant categories included in the reconciliation at the end of the disclosure. A more detailed explanation of the claims development from Global Lifestyle and Global Housing is presented below, including claims development by accident year.
The following tables represent the Global Lifestyle and Global Housing segments’ incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2016. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances in Global Lifestyle and Global Housing. In addition, the tables present the total of IBNR plus expected development on reported claims by accident year and the cumulative number of reported claims as supplementary information. Foreign exchange rates have been applied to the loss development data presented below using the December 31, 2016 exchange rate for all periods to remove the impact of exchange rate movements over time, and thereby enhancing the comparability of the data. Five years of claims development information is provided since the significant majority of the claims are fully developed after five years, as shown in the payout ratio tables.

Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						As of December 31, 2016
For the Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2012	$566,880	$529,670	$529,419	$529,474	$529,470	$378	3,961,225
2013		611,857	578,671	575,742	576,076	696	4,714,144
2014			717,036	681,730	679,576	976	8,224,593
2015				666,092	627,967	5,540	8,456,308
2016					678,736	89,419	8,209,481
				Total	$3,091,825

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2012	$445,702	$519,545	$526,495	$527,924	$528,796
2013		485,380	568,771	572,976	574,802
2014			578,672	672,114	677,278
2015				527,140	617,849
2016					544,474
Total					$2,943,199
Outstanding claims and benefits payable before 2012, net of reinsurance					1,354
Claims and benefits payable, net of reinsurance					$149,980

Average annual payout of incurred claims by age, net of reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
84.3%	14.3%	0.9%	0.3%	0.2%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims, gross of reinsurance. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that our reinsurance includes non-proportional treaties.

In 2016, using the December 31, 2016 foreign exchange rates for all years, Global Lifestyle experienced $39,463 of favorable loss development, compared to favorable loss development of $38,044 in 2015, and favorable loss development of $29,195 in 2014. These amounts are based on the change in net incurred losses from the claims development triangles above, plus additional impacts from accident years prior to 2012. Credit insurance products have been a contributor of the favorable development in all years presented.  The US and European credit insurance businesses have been in runoff over the past three years.  The loss experience, particularly loss frequency, has been more favorable than was anticipated in the prior years’ reserving processes. In 2016, the favorable loss development was also impacted by favorable loss ratio trends in extended service contract products, and improved results for mobile after reserves had been strengthened at year-end 2015 in response to reserve deficiencies from the prior years. In 2015, extended service contracts saw a reversal of the higher loss ratios trends experienced through 2014, which led to favorable development on accident year 2014 losses. In 2014, credit insurance products were the main driver of the favorable development as referenced earlier.
Foreign exchange rate movements over time caused the reserve redundancies shown in the Reserve Roll Forward table to be greater than what is reflected in the claims development tables.  The impacts by year are $3,618 in 2016, $8,370 in 2015, and $7,424 in 2014. The claims development tables above remove the impact due to changing foreign exchange rates over time.

Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						As of December 31, 2016
For the Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2012	$804,443	$814,711	$826,383	$833,238	$835,307	$3,177	182,542
2013		744,944	752,712	771,180	774,979	7,932	196,107
2014			897,835	858,232	857,899	19,012	212,477
2015				794,428	755,616	39,596	197,444
2016					842,006	188,766	180,501
				Total	$4,065,807

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2012	$562,068	$779,314	$810,993	$824,595	$831,008
2013		511,955	708,787	748,211	763,358
2014			596,650	795,942	833,074
2015				520,362	705,430
2016					594,869
Total					$3,727,739
Outstanding claims and benefits payable before 2012, net of reinsurance					4,490
Claims and benefits payable, net of reinsurance					$342,558

Average annual payout of incurred claims by age, net of reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
68.3%	24.7%	4.4%	1.8%	0.8%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims, gross of reinsurance. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that our reinsurance includes non-proportional treaties.

In 2016, Global Housing experienced $29,792 of favorable loss development, compared to favorable loss development of $12,248 in 2015, and unfavorable loss development of $33,152 in 2014. These amounts are based on the change in net incurred losses from the claims development triangles above, plus additional impacts from accident years prior to 2012. Accident years 2012 and 2013 experienced unfavorable development driven by higher than anticipated theft and vandalism frequency and severity trends on lender-placed homeowners products. Within accident year 2014, theft and vandalism trends reached peak levels and trended favorably thereafter. The reversal in the trend is attributed in part to the housing market and overall economic recovery. In 2016, the favorable loss development was driven by continued favorable theft and vandalism trends on lender-placed homeowners products from accident year 2015, as mentioned above. In 2015, the favorable loss development was driven by improved non-catastrophe loss experience from accident year 2014 among lender-placed homeowners products, offsetting unfavorable development from accident years 2013 and prior.  Year-end 2014 reserves had been strengthened in response to some deterioration in theft and vandalism frequency and severity trends. In 2014, the unfavorable loss development was due to theft and vandalism claim frequency and severity being higher than expected for lender-placed homeowners products, primarily in accident years 2012 and 2013.

Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2016
Net outstanding liabilities
Global Lifestyle	$149,980
Global Housing	342,558
Other short-duration insurance lines (1)	42,375
Disposed short-duration insurance lines (AEB and AH) (2)	85,332
Claims and benefits payable, net of reinsurance	620,245

Reinsurance recoverable on unpaid claims
Global Lifestyle	106,038
Global Housing	189,936
Other short-duration insurance lines (3)	31,098
Disposed short-duration insurance lines (AEB and AH)	1,012,372
Total reinsurance recoverable on unpaid claims	1,339,444

Insurance lines other than short-duration	1,332,612
Unallocated claim adjustment expense	8,956
Total claims and benefits payable	$3,301,257

(1)	Asbestos and pollution reserves make up $25,092 of the other short-duration lines.

(2)	As of December 31, 2016, the net liabilities are $27,949 for AEB and $57,383 for AH.

(3)	Disposed business for which we maintained certain reserve liabilities contributed $27,486 of the total for other short-duration lines.

15. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2016	2015
Ceded future policyholder benefits and expense	$4,523,295	$4,037,682
Ceded unearned premium	1,836,609	1,667,228
Ceded claims and benefits payable	2,643,203	1,429,128
Ceded paid losses	80,100	336,365
Total	$9,083,207	$7,470,403

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2016 grouped by A.M. Best rating:

Best Ratings of Reinsurer_____	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$3,073,708	$46,056	$2,147,140	$17,093	$5,283,997
A or A-	1,442,924	53,798	234,577	15,815	1,747,114
B++ or B+	662	22,600	2,708	—	25,970
B or B-	223	46	30	—	299
Not Rated	5,778	1,714,109	258,748	47,493	2,026,128
Total	4,523,295	1,836,609	2,643,203	80,401	9,083,508
Less: Allowance	—	—	—	(301)	(301)
Net reinsurance recoverable	$4,523,295	$1,836,609	$2,643,203	$80,100	$9,083,207

A.M. Best ratings for Sun Life, The Hartford and John Hancock, the reinsurers with the largest reinsurance recoverable balances, are A+, A- and A+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life, John Hancock and The Hartford. The total amount of recoverable for these three reinsurers is $6,294,991 as of December 31, 2016. Most of the assets backing reserves relating to reinsurance recoverables from these counterparties are held in trust.
A substantial portion of the Not Rated category is related to Global Lifestyle's and Global Housing’s agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. To mitigate exposure to credit risk for these reinsurers, the Company evaluates the financial condition of the reinsurer and holds substantial collateral (in the form of funds withheld, trusts, and letters of credit) as security. The Not Rated category also includes recoverables from the Department of Health and Human Services, the National Flood Insurance Program and the Florida Hurricane Catastrophe Fund.
An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $301 and $10,820 at December 31, 2016 and 2015, respectively. There were no additions or write-downs charged against the allowance during 2016 or 2015.
The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2016			2015			2014
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$472,095	$9,202,728	$9,674,823	$509,080	$11,091,644	$11,600,724	$510,822	$10,740,127	$11,250,949
Premiums assumed	4,609	365,348	369,957	8,410	517,578	525,988	8,762	478,894	487,656
Premiums ceded	(385,533)	(4,651,883)	(5,037,416)	(288,975)	(3,486,740)	(3,775,715)	(276,525)	(2,829,938)	(3,106,463)
Net earned premiums	$91,171	$4,916,193	$5,007,364	$228,515	$8,122,482	$8,350,997	$243,059	$8,389,083	$8,632,142
Direct policyholder benefits	$1,517,909	$4,203,357	$5,721,266	$937,962	$6,024,395	$6,962,357	$1,702,475	$5,244,646	$6,947,121
Policyholder benefits assumed	15,093	154,187	169,280	19,948	290,925	310,873	23,911	306,365	330,276
Policyholder benefits ceded	(1,272,382)	(2,809,692)	(4,082,074)	(647,873)	(1,882,822)	(2,530,695)	(1,373,953)	(1,498,111)	(2,872,064)
Net policyholder benefits	$260,620	$1,547,852	$1,808,472	$310,037	$4,432,498	$4,742,535	$352,433	$4,052,900	$4,405,333

The Company had $635,415 and $923,512, respectively, of invested assets held in trusts or by custodians as of December 31, 2016 and 2015, respectively, for the benefit of others related to certain reinsurance arrangements.
The Company utilizes ceded reinsurance for loss protection and capital management, business dispositions, and in the Global Lifestyle and Global Housing segments, for client risk and profit sharing.

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
Business Divestitures
The Company has used reinsurance to exit certain businesses, such as the disposals of AEB, FFG and LTC. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet.
If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from Sun Life was $1,079,414 as of December 31, 2016. The reinsurance recoverable from The Hartford was $1,032,387 and $1,053,496 as of December 31, 2016 and 2015, respectively. The reinsurance recoverable from John Hancock was $4,183,190 and $3,553,560 as of December 31, 2016 and 2015, respectively.
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
As of December 31, 2016, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of Sun Life, The Hartford or John Hancock that reinsure the AEB, FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.
Sun Life, John Hancock and The Hartford have paid their obligations when due and there have been no disputes.
Segment Client Risk and Profit Sharing
The Global Lifestyle and Global Housing segments write business produced by their clients, such as mobile providers, mortgage lenders and servicers, and financial institutions and reinsures all or a portion of such business to insurance subsidiaries of some clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.
A substantial portion of Global Lifestyle and Global Housing’s reinsurance activities are related to agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, our insurance subsidiaries share some of the premiums and risk related to client-generated business with these clients. When the reinsurance companies are not authorized to do business in our insurance subsidiary’s domiciliary state, the Company’s insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance.
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

16. Debt
In March 2013, the Company issued two series of senior notes with an aggregate principal amount of $700,000 (the “2013 Senior Notes”). The Company received net proceeds of $698,093, which represents the principal amount less the discount before offering expenses. The first series is $350,000 in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350,000 in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount. Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture. The 2013 Senior Notes are registered under the Securities Act of 1933, as amended.
The interest expense and related amortization incurred related to the 2013 Senior Notes was $23,789, $22,988 and $22,981 for the year ended December 31, 2016, 2015 and 2014, respectively. There was $6,635 of accrued interest at both December 31, 2016 and 2015. The Company made interest payments on the 2013 Senior Notes of $11,375 on March 15, 2016 and 2015 and September 15, 2016 and 2015.
In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975,000 (the “2004 Senior Notes”). The Company received net proceeds of $971,537 from this transaction, which represents the principal amount less the discount before offering expenses. The first series was $500,000 in principal amount, issued at a 0.11% discount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475,000 in principal amount, bears interest at 6.75% per year and is payable in a single installment due in February 2034 and was issued at a 0.61% discount. Interest on the 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The remaining 2004 Senior Notes are not redeemable prior to maturity. All of the holders of the 2004 Senior Notes exchanged their notes in May 2004 for new notes registered under the Securities Act of 1933, as amended.
On December 9, 2016, the Company completed a cash tender offer and purchased $100,000 aggregate principal amount of the outstanding 6.75% 2004 Senior Notes due 2034. The entire $100,000 was validly tendered and on December 23, 2016, the Company purchased and canceled the notes. This resulted in a $23,031 loss on extinguishment of debt.
The interest expense and related amortization incurred related to the 2004 Senior Notes was $32,099, $32,127, and $35,414 for the years ended December 31, 2016, 2015, and 2014, respectively. There was $9,492 and $12,023 of accrued interest at December 31, 2016 and 2015, respectively. The Company made interest payments on the 2004 Senior Notes of $16,031 on February 15, 2016 and 2015 and August 15, 2016 and 2015.
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
The interest expense and related fee amortization incurred related to the Note was $1,731 for the year ended December 31, 2016.
Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $400,000 senior revolving credit facility, of which $390,960 was available at December 31, 2016, due to $9,040 of outstanding letters of credit related to this program.

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
The Company did not use the commercial paper program during the years ended December 31, 2016 and 2015 and there were no amounts relating to the commercial paper program outstanding at December 31, 2016 and 2015. The Company made no borrowings using the 2014 Credit Facility and no loans are outstanding at December 31, 2016.
The 2014 Credit Facility contains restrictive covenants and requires that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2016, the Company was in compliance with all covenants, minimum ratios and thresholds.
17. Common Stock
Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2016	2015	2014
Shares outstanding, beginning	65,850,386	69,299,559	71,828,208
Vested restricted stock and restricted stock units, net (a)	214,828	335,518	321,841
Issuance related to performance share units (a)	290,067	269,576	277,164
Issuance related to ESPP	104,751	130,622	141,576
Issuance related to SARS exercise	—	—	29,260
Shares repurchased	(10,518,552)	(4,184,889)	(3,298,490)
Shares outstanding, ending	55,941,480	65,850,386	69,299,559

(a)	Vested restricted stock, restricted stock units and performance share units are shown net of shares retired to cover participant tax liability.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock, per the Restated Certificate of Incorporation of Assurant, Inc., are still authorized but have not been issued.
18. Stock Based Compensation
In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. The Company also applied the “long form” method to calculate its beginning pool of windfall tax benefits related to employee stock-based compensation awards as of the adoption date of the guidance. For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
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
The Compensation Committee of the Board of Directors (the “Compensation Committee”) awards RSUs and PSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP are based on salary grade and performance and generally vest one-

third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. RSUs granted to non-employee directors also vest one-third each year over a three-year period, however, issuance of vested shares and payment of dividend equivalents is deferred until separation from Board service. PSUs accrue dividend equivalents during the performance period based on a target payout, and will be paid in cash at the end of the performance period based on the actual number of shares issued.
Under the ALTEIP, the Company’s Chief Executive Officer ("CEO") is authorized by the Board of Directors to grant common stock, restricted stock and RSUs to employees other than the executive officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Compensation Committee recommends the annual share allotment that can be awarded by the CEO under this program. Restricted stock and RSUs granted under this program may have different vesting periods.
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2016 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount and the payout levels for 2015 and 2014 awards can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2016 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating earnings per diluted share, excluding reportable catastrophe losses, as the two equally weighted performance measures for PSU awards in 2016. Total shareholder return is defined as appreciation in Company stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three -year performance period. Net operating earnings per diluted share, excluding reportable catastrophe losses, is a Company-specific profitability metric and is defined as the Company’s net operating earnings, excluding reportable catastrophe losses, divided by the number of fully diluted shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date, and is not tied to the performance of peer companies.
2015 and 2014 PSU Performance Goals. The Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards in 2015 and 2014. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. Payouts will be determined by measuring performance against the average performance of companies included in an insurance industry market index.
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
Effective September 8, 2016, the Company amended its outstanding 2015 and 2014 PSU awards (except those awarded to executive officers of the Company, as defined in Section 16 of the Exchange Act) to exclude the Assurant Employee Benefits and Assurant Health segment revenue from the revenue growth metric in 2016. The modification was made as a result of the Company’s exit of the health insurance market in 2016 and the sale of Assurant Employee Benefits on March 1, 2016 (for more information, see Notes 4 and 5). All other terms of the awards remained unchanged. The incremental expense recognized in the year ended December 31, 2016 related to this modification was $2,730.

 Restricted Stock Units
A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2015	748,819	$59.34
Grants	378,950	80.24
Vests	(365,270)	56.96
Forfeitures and adjustments	(77,599)	64.50
Shares outstanding at December 31, 2016	684,900	$71.72

The weighted average grant date fair value for RSUs granted in 2015 and 2014 was $63.09 and $65.14, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
RSU compensation expense	$22,269	$22,001	$23,856
Income tax benefit	(7,785)	(7,696)	(8,337)
RSU compensation expense, net of tax	$14,484	$14,305	$15,519
Total fair value of vested RSUs	$27,819	$35,771	$35,206

As of December 31, 2016, there was $16,098 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.22 years.
Performance Share Units
A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2015	1,062,919	$56.37
Grants	271,346	81.30
Vests	(484,352)	44.22
Performance adjustment (1)	100,090	44.22
Forfeitures and adjustments	(64,217)	64.76
Performance share units outstanding, December 31, 2016	885,786	$68.74

(1)	Represents the change in shares issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 200% of the initial target awards for the 2016 awards and 0% to 150% of the initial target awards for the 2015 and 2014 awards.
The weighted average grant date fair value for PSUs granted in 2015 and 2014 was $61.82 and $64.93, respectively.
The following table shows a summary of PSU activity during the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
PSU compensation expense	$18,146	$15,523	$24,380
Income tax benefit	(6,339)	(5,428)	(8,516)
PSU compensation expense, net of tax	$11,807	$10,095	$15,864
Total fair value of vested PSUs	$39,687	$27,461	$31,609

Portions of the compensation expense recorded during 2014 were reversed in 2015 since the Company's level of actual performance as measured against pre-established performance goals had declined. As of December 31, 2016, there was $17,188 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.84 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2016, 2015 and 2014 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the years ended December 31, 2016, 2015 and 2014 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2016	2015	2014
Expected volatility	20.46%	19.06%	24.66%
Expected term (years)	2.81	2.81	2.80
Risk free interest rate	1.08%	0.99%	0.66%

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
The ESPP is offered to individuals who are scheduled to work a certain number of hours per week, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period. Participants must be employed on the last trading day of the offering period in order to purchase Company shares under the ESPP. The maximum number of shares that can be purchased each offering period is 5,000 shares per employee.
In January 2017, the Company issued 42,947 shares at a discounted price of $79.15 for the offering period of July 1, 2016 through December 31, 2016. In January 2016, the Company issued 59,102 shares at a discounted price of $61.70 for the offering period of July 1, 2015 through December 31, 2015.
In July 2016, the Company issued 45,649 shares to employees at a discounted price of $70.67 for the offering period of January 1, 2016 through June 30, 2016. In July 2015, the Company issued 65,320 shares to employees at a discounted price of $60.30 for the offering period of January 1, 2015 through June 30, 2015.
The compensation expense recorded related to the ESPP was $1,260, $1,277 and $1,201 for the years ended December 31, 2016, 2015 and 2014, respectively. The related income tax benefit for disqualified disposition was $185, $186 and $147 for the years ended December 31, 2016, 2015 and 2014, respectively.
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

	For awards issued during the year ended December 31,
	2016	2015	2014
Expected volatility	18.30 - 22.02%	16.79 - 17.67%	19.02 - 20.65%
Risk free interest rates	0.13 - 0.49%	0.06 - 0.11%	0.09%
Dividend yield	1.74 - 1.89%	1.58 - 1.62%	1.52 - 1.92%
Expected term (years)	0.5	0.5	0.5

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

19. Stock Repurchase
The following table shows the shares repurchased during the periods indicated:

Period in 2016	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January	1,147,337	$78.44	1,147,337
February	869,898	70.69	869,898
March	1,405,025	76.12	1,405,025
April	1,033,098	79.90	1,033,098
May	845,869	87.01	845,869
June	439,031	84.75	439,031
July	485,725	86.61	485,725
August	1,177,372	85.92	1,177,372
September	1,028,006	89.92	1,028,006
October	1,065,648	86.96	1,065,648
November	539,943	83.79	539,943
December	481,600	91.38	481,600
Total	10,518,552	$82.65	10,518,552

On November 14, 2016, the Company’s Board of Directors authorized the Company to repurchase up to $600,000 of its outstanding common stock.
During the year ended December 31, 2016, the Company repurchased 10,518,552 shares of the Company’s outstanding common stock at a cost of $869,183, exclusive of commissions, leaving $682,920 remaining under the total repurchase authorization at December 31, 2016 (considering the November 2016 and previous authorizations).
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

20. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Year Ended December 31, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2015	$(270,734)	$495,443	$22,434	$(128,594)	$118,549
Change in accumulated other comprehensive loss (income) before reclassifications	(51,372)	67,933	(2,116)	80,359	94,804
Amounts reclassified from accumulated other comprehensive (loss) income	—	(104,109)	314	(14,956)	(118,751)
Net current-period other comprehensive (loss) income	(51,372)	(36,176)	(1,802)	65,403	(23,947)
Balance at December 31, 2016	$(322,106)	$459,267	$20,632	$(63,191)	$94,602

	Year Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767
Change in accumulated other comprehensive loss before reclassifications	(143,023)	(270,344)	(5,574)	(3,130)	(422,071)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27,295)	1,414	10,734	(15,147)
Net current-period other comprehensive (loss) income	(143,023)	(297,639)	(4,160)	7,604	(437,218)
Balance at December 31, 2015	$(270,734)	$495,443	$22,434	$(128,594)	$118,549

	Year Ended December 31, 2014
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2013	$(38,767)	$526,071	$26,427	$(86,901)	$426,830
Change in accumulated other comprehensive (loss) income before reclassifications	(88,944)	299,022	1,655	(56,647)	155,086
Amounts reclassified from accumulated other comprehensive income	—	(32,011)	(1,488)	7,350	(26,149)
Net current-period other comprehensive (loss) income	(88,944)	267,011	167	(49,297)	128,937
Balance at December 31, 2014	$(127,711)	$793,082	$26,594	$(136,198)	$555,767

The following tables summarize the reclassifications out of accumulated other comprehensive income.

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2016	2015	2014
Unrealized gains on securities	$(160,167)	$(41,992)	$(49,248)	Net realized gains on investments, excluding other-than-temporary impairment losses
	56,058	14,697	17,237	Provision for income taxes
	$(104,109)	$(27,295)	$(32,011)	Net of tax
OTTI	$483	$2,176	$(2,289)	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	(169)	(762)	801	Provision for income taxes
	$314	$1,414	$(1,488)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$47	$(146)	$(97)	(1)
Amortization of net loss	1,694	16,660	11,405	(1)
Gain on pension plan curtailment	(29,578)	—	—	Gain on pension plan curtailment
Loss due to pension freeze	4,827	—	—	Underwriting, general and administrative expenses
	(23,010)	16,514	11,308	Total before tax
	8,054	(5,780)	(3,958)	Provision for income taxes
	$(14,956)	$10,734	$7,350	Net of tax
Total reclassifications for the period	$(118,751)	$(15,147)	$(26,149)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 22 - Retirement and Other Employee Benefits for additional information.
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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2016	2015	2014
Statutory net income (loss)
P&C companies	$288,475	$437,422	$440,930
Life and Health companies	600,240	(266,559)	67,270
Total statutory net income (1)	$888,715	$170,863	$508,200

	December 31,
	2016	2015
Statutory capital and surplus
P&C companies	$1,175,565	$1,137,978
Life and Health companies	508,928	1,153,137
Total statutory capital and surplus	$1,684,493	$2,291,115
 (1) 2015 includes higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and $106,389 (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2017 without regulatory approval is approximately $319,000. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

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

As of December 31, 2016, the TAC of each of our insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2016, the TAC of our life and health entities subject to RBC requirements was $560,389. The corresponding Authorized Control Level was $69,911. As of December 31, 2016, the TAC of our P&C entities subject to RBC requirements was $1,175,065. The corresponding Authorized Control Level was $237,113.

22. Retirement and Other Employee Benefits
Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2016, no cash was contributed to the Assurant Pension Plan. Due to the Plan's current funding status, no cash is expected to be contributed to the Assurant Pension Plan over the course of 2017. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assurant Pension Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company. Plan assets and benefit obligations are measured as of December 31, 2016.
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
Effective January 1, 2014, the Assurant Pension Plan, Assurant Executive Pension Plan and Assurant Supplemental Executive Retirement Plan ("SERP") were closed to new hires. Effective January 1, 2016, the Assurant Pension Plan was amended and split into two separate plans, the Assurant Pension Plan No. 1 (Plan No. 1) and the Assurant Pension Plan No. 2 (Plan No. 2). Plan No. 2 generally includes a subset of the terminated vested population and the total population who commenced distribution of their accrued benefit prior to January 1, 2016. Plan No. 1 generally covers all other eligible employees (including the active population as of January 1, 2016, the remainder of the terminated vested population and all Puerto Rico participants). Assets for both plans will remain in the Assurant, Inc. Pension Plan Trust.
Effective March 1, 2016, Plan No. 1, Plan No. 2, Assurant Executive Pension Plan, SERP and Retiree Medical Plan were amended such that no additional benefits will be earned after February 29, 2016. In connection with this amendment, the Company recorded a non-cash curtailment gain of $29,578 in the first quarter 2016, which is included in the gain on pension curtailment caption in the consolidated statements of operations.
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

Summarized information on the Company’s Pension Benefits and Retirement Health Benefits plans (together the “Plans”) for the years ended December 31 is as follows:

	Pension Benefits			Retirement Health Benefits
	2016	2015	2014	2016	2015	2014
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(1,018,594)	$(1,064,042)	$(905,943)	$(93,510)	$(96,306)	$(79,046)
Service cost	(3,261)	(41,989)	(36,609)	—	(2,429)	(2,188)
Interest cost	(30,889)	(41,766)	(43,613)	(3,535)	(3,834)	(3,868)
Actuarial (loss) gain, including curtailments and settlements	215,570	52,201	(127,940)	(2,895)	5,938	(13,910)
Benefits paid	39,586	77,002	50,063	3,418	3,121	2,706
Projected benefit obligation at end of year	$(797,588)	$(1,018,594)	$(1,064,042)	$(96,522)	$(93,510)	$(96,306)
Change in plan assets
Fair value of plan assets at beginning of year	$832,686	$879,211	$786,750	$46,856	$50,068	$46,971
Actual return on plan assets	67,383	(5,458)	102,628	3,746	(291)	5,403
Employer contributions	17,110	37,664	41,384	200	200	400
Benefits paid (including administrative expenses)	(142,342)	(78,731)	(51,551)	(3,418)	(3,121)	(2,706)
Fair value of plan assets at end of year	$774,837	$832,686	$879,211	$47,384	$46,856	$50,068
Funded status at end of year	$(22,751)	$(185,908)	$(184,831)	$(49,138)	$(46,654)	$(46,238)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2016, 2015 and 2014, the projected benefit obligations, the accumulated benefit obligations of Pension Benefits, and fair value of plan assets are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Fair value of plan assets	$774,837	$832,686	$879,211	$—	$—	$—	$774,837	$832,686	$879,211
Projected benefit obligation	(697,830)	(884,659)	(908,167)	(99,758)	(133,935)	(155,875)	(797,588)	(1,018,594)	(1,064,042)
Funded status at end of year	$77,007	$(51,973)	$(28,956)	$(99,758)	$(133,935)	$(155,875)	$(22,751)	$(185,908)	$(184,831)
Accumulated benefit obligation	$697,830	$764,654	$761,802	$99,758	$113,712	$133,185	$797,588	$878,366	$894,987

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

As of January 1, 2016, the funded percentage was 136% for Plan No. 1 and 133% for Plan No. 2, respectively, on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2016. The 2016 funded measure will also be used to determine restrictions, if any, which can occur during the first nine months of 2017. Due to the funding status of Plan No. 1 and Plan No. 2 in 2016, no restrictions will exist before October 2017 (the time that the January 1, 2017 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2017, the Company does not anticipate any restrictions on benefits for the remainder of 2017.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2016	2015	2014	2016	2015	2014
Assets	$77,007	$—	$—	$—	$—	$—
Liabilities	$(99,758)	$(185,908)	$(184,831)	$(49,137)	$(46,654)	$(46,238)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2016	2015	2014	2016	2015	2014
Net (loss) gain	$(96,423)	$(201,578)	$(210,859)	$(185)	$1,987	$(394)
Prior service (cost) credit	(649)	(2,339)	(3,272)	—	4,236	5,169
	$(97,072)	$(203,917)	$(214,131)	$(185)	$6,223	$4,775

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2016	2015	2014	2016	2015	2014
Net periodic benefit cost
Service cost	$3,261	$41,989	$36,609	$—	$2,429	$2,188
Interest cost	30,889	41,766	43,613	3,535	3,834	3,868
Expected return on plan assets	(54,576)	(53,868)	(49,552)	(3,024)	(3,267)	(3,081)
Amortization of prior service cost	47	787	836	—	(933)	(933)
Amortization of net loss (gain)	1,694	16,660	11,921	—	—	(516)
Curtailment/settlement charge	(20,515)	1,622	871	(4,236)	—	—
Net periodic benefit cost	$(39,200)	$48,956	$44,298	$(3,725)	$2,063	$1,526
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net loss (gain)	$(98,637)	$9,099	$75,909	$2,173	$(2,382)	$11,588
Amortization of prior service cost, and effects of curtailments/settlements	(1,690)	(933)	(847)	4,236	933	933
Amortization of net (loss) gain	(6,521)	(18,381)	(12,338)	—	—	516
Total recognized in accumulated other comprehensive income (loss)	$(106,848)	$(10,215)	$62,724	$6,409	$(1,449)	$13,037
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(146,048)	$38,741	$107,022	$2,684	$614	$14,563

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2,263 and $47, respectively. There was no estimated prior service credit (cost) and no estimated net gain (loss) of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits				Nonqualified Pension Benefits			Retirement Health Benefits
	2016 Plan 1	2016 Plan 2	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.31%	4.15%	4.55%	4.09%	3.89%	4.25%	3.77%	4.21%	4.53%	4.07%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits				Nonqualified Pension Benefits			Retirement Health Benefits
	2016 Plan 1	2016 Plan 2	2015	2014	2016	2015	2014	2016	2015	2014
Discount rates:
Effective discount rate for benefit obligations	4.56%	4.48%	4.09%	4.98%	4.25%	3.77%	4.64%	4.53%	4.07%	4.99%
Effective rate for interest on benefit obligations	3.75%	3.74%	4.09%	4.98%	3.44%	3.77%	4.64%	3.86%	4.07%	4.99%
Effective discount rate for service cost	4.34%	—%	4.09%	4.98%	3.72%	3.77%	4.64%	—%	4.07%	4.99%
Effective rate for interest on service cost	3.62%	—%	4.09%	4.98%	3.22%	3.77%	4.64%	—%	4.07%	4.99%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	—%	6.75%	6.75%	6.75%

*
Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% to 9.30% for the Pension Benefits for the years ended December 31, 2016, 2015 and 2014.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2016, 2015 and 2014. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 264 bonds rated AA by either Moody’s or Standard & Poor’s with maturities between zero and twenty-nine years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. As of December 31, 2015, we chose to implement a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost. This change was a refinement in the methodology used to determine these amounts in the accounting for defined benefit retirement plans under U.S. GAAP.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on plan assets was 8.1% and (0.6)% for the years ended December 31, 2016 and 2015, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2016	2015	2014
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.6%	9.3%	8.1%
Post-65 Non-reimbursement Plan (Medical)	5.6%	5.7%	8.0%
Post-65 Non-reimbursement Plan (Rx)	9.3%	10.2%	8.0%
Pre-65 Reimbursement Plan	7.6%	8.1%	8.1%
Post-65 Reimbursement Plan	7.6%	8.1%	8.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2030	2030	2028
Post-65 Non-reimbursement Plan (Medical & Rx)	2030	2030	2028
Pre-65 Reimbursement Plan	2030	2030	2028
Post-65 Reimbursement Plan	2030	2030	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2016	2015	2014
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$24	$38	$39
Effect on postretirement benefit obligation	657	622	646
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$(35)	$(59)	$(60)
Effect on postretirement benefit obligation	(948)	(908)	(933)

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

In 2016, 8% of the Plans’ assets were allocated to Meisirow Institutional Multi-Strategy Fund, L.P. (“MIMSF”). MIMSF is a multi-strategy product for U.S. tax-exempt investors subject to ERISA. MIMSF allocates to five primary sub-strategies including hedged equity, credit, event, relative value and multi-strategy. Allocations to these sub-strategies will shift over time depending upon MIMSF’s investment outlook. MIMSF is managed to be broadly diversified in terms of both strategy and manager exposures.

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee adopted the current target asset allocation. The allocation is consistent with 2015.

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

(1)
The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds. Amounts allocated for these investments are included in the alternative investment funds caption of the asset allocation at December 31, 2016, provided in the section above.

(2)
It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2016, 57% of plan assets were invested in fixed maturity securities and 13%, 12% and 11% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 5%, 7% and 9% of those industries, respectively. As of December 31, 2016, 23% of plan assets were invested in equity securities and 19% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2016 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2016
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$29,631		$—	$29,631	$—
Equity securities:
Common stock- U.S. listed small cap	79,941		79,941	—	—
Preferred stock	4,059		4,059	—	—
Mutual funds- U.S. listed large cap	33,049		33,049	—	—
Common/collective trust- foreign listed	60,175		—	60,175	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	133,224		—	133,224	—
Corporate- U.S. & foreign investment grade	246,701		—	246,701	—
Corporate- U.S. & foreign high yield	60,971		—	60,971	—
Investment fund:
Multi-strategy hedge fund	61,699		—	—	61,699
Commingled real estate fund	53,032		—	53,032	—
Private equity fund	7,269		—	—	7,269
Derivatives:
Interest rate swap	13,959		—	13,959	—
Total financial assets	$783,710	(1)	$117,049	$597,693	$68,968

(1)
The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2016
Financial Assets	Total		Level 1	Level 2	Level 3
Cash and cash equivalents:
Short-term investment funds	$1,812		$—	$1,812	$—
Equity securities:
Common stock- U.S. listed small cap	4,889		4,889	—	—
Preferred stock	248		248	—	—
Mutual funds- U.S. listed large cap	2,021		2,021	—	—
Common/collective trust- foreign listed	3,680		—	3,680	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	8,147		—	8,147	—
Corporate- U.S. & foreign investment grade	15,087		—	15,087	—
Corporate- U.S. & foreign high yield	3,729		—	3,729	—
Investment fund:
Multi-strategy hedge fund	3,773		—	—	3,773
Commingled real estate fund	3,243		—	3,243	—
Private equity fund	445		—	—	445
Derivatives:
Interest rate swap	853		—	853	—
Total financial assets	$47,927	(1)	$7,158	$36,551	$4,218

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

	Pension Benefit	Retirement Health Benefit
Beginning balance at December 31, 2015	$67,971	$3,825
Purchases	515	32
Refund of capital	(991)	(61)
Actual return on plan assets and plan expenses still held at the reporting date	1,473	422
Ending balance at December 31, 2016	$68,968	$4,218

For all the financial assets included in the above hierarchy, the market valuation technique is used. For the year ended December 31, 2016, the application of the valuation technique applied to similar assets has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and 2 securities are consistent with the observable market inputs described in Note 7 - Fair Value Disclosures. The MIMSF utilizes all three levels of inputs to price its holdings. Since unobservable inputs may have been significant to the fair value measurement, it was classified as Level 3.

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

Due to the Plan's current funding status, no contributions are expected to be made to its qualified pension plan in 2017. No contributions are expected to be made to the retirement health benefit plan in 2017.

The following pension benefits are expected to be paid:

	Pension Benefits	Retirement Health Benefits
2017	$51,054	$4,348
2018	50,240	4,670
2019	47,145	4,984
2020	56,215	5,298
2021	48,029	5,595
2022 - 2026	258,972	31,546
Total	$511,655	$56,441

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $60,886 (including the special contribution referenced below), $44,455 and $44,796 in 2016, 2015, and 2014, respectively.

During 2016, in connection with the pension freeze, the Company provided a special, one-time contribution of three percent of eligible pay into the defined contribution plan for all active employees as of December 31, 2016. Employees whose employment ends between March 1 and December 30, 2016 due to death, total disability, retirement (as defined in the Plan) or as part of an involuntary termination without cause initiated by the Company were also eligible. The Company incurred $22,500 in connection with this special, one-time contribution as of December 31, 2016.

23. Earnings per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share ("EPS") and those used in calculating diluted EPS for each period presented below.

	Years Ended December 31,
	2016	2015	2014
Numerator
Net income	$565,350	$141,555	$470,907
Deduct dividends paid	(125,346)	(94,168)	(77,495)
Undistributed earnings	$440,004	$47,387	$393,412
Denominator
Weighted average shares outstanding used in basic earnings per share calculations	61,261,288	68,163,825	72,181,447
Incremental common shares from:
PSUs	632,731	789,547	905,648
ESPP	40,755	63,837	64,915
Weighted average shares used in diluted earnings per share calculations	61,934,774	69,017,209	73,152,010
Earnings per common share – Basic
Distributed earnings	$2.05	$1.38	$1.06
Undistributed earnings	7.18	0.70	5.46
Net income	$9.23	$2.08	$6.52
Earnings per common share – Diluted
Distributed earnings	$2.03	$1.36	$1.06
Undistributed earnings	7.10	0.69	5.38
Net income	$9.13	$2.05	$6.44

Average PSUs totaling 2,747 for the year ended December 31, 2016 were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding for the years ended December 31, 2015 and 2014.

24. Quarterly Results of Operations (Unaudited)
The Company’s quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$2,147,527	$1,797,793	$1,834,168	$1,752,292
Income before provision for income taxes	337,507	235,512	220,858	54,711
Net income	220,318	169,349	144,367	31,316
Basic per share data:
Income before provision for income taxes	$5.19	$3.78	$3.66	$0.95
Net income	$3.38	$2.72	$2.40	$0.54
Diluted per share data:
Income before provision for income taxes	$5.12	$3.75	$3.63	$0.94
Net income	$3.34	$2.70	$2.37	$0.54

	March 31	June 30	September 30	December 31
2015
Total revenues	$2,598,610	$2,644,894	$2,534,156	$2,547,834
Income (loss) before provision (benefit) for income taxes	83,193	40,025	(32,251)	110,214
Net income (loss)	50,044	32,789	(7,022)	65,744
Basic per share data:
Income (loss) before provision (benefit) for income taxes	$1.19	$0.58	$(0.48)	$1.65
Net income (loss)	$0.72	$0.48	$(0.10)	$0.99
Diluted* per share data:
Income (loss) before provision (benefit) for income taxes	$1.18	$0.58	$(0.48)	$1.63
Net income (loss)	$0.71	$0.47	$(0.10)	$0.97
* In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.

As previously disclosed, the Company sold its Assurant Employee Benefits segment on March 1, 2016. Fourth quarter 2016 results were primarily affected by higher reportable catastrophe losses and declines in premium due to the ongoing normalization of lender-placed insurance in Global Housing. Fourth quarter 2016 results included adjustments related to the understatement of health & welfare liabilities, primarily related to expenses incurred in the first half of 2016. These adjustments resulted in a decrease to fourth quarter net income of $5,070.

Fourth quarter 2015 results included adjustments related to the overstatements of other assets associated with our mobile business inventory and of accounts receivable associated with our legacy run-off warranty business. These resulted in a decrease to net income of $8,200 for the year ended December 31, 2015 and the fourth quarter 2015.

We performed both a qualitative and quantitative assessment of the materiality of the adjustments and concluded that the effects were not material to our financial position, results of operations or cash flows for any previously reported quarterly or annual financial statements or for the current period in which they were adjusted.

Third quarter 2015 results reflect adverse claims development on 2015 individual major medical policies, premium deficiency reserve strengthening and severance and other exit-related charges associated with our exit from the health insurance market.

25. Commitments and Contingencies
Leases

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2016, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2017	$23,779
2018	20,134
2019	14,907
2020	11,037
2021	7,549
Thereafter	5,815
Total minimum future lease payments (a)	$83,221
 (a) Minimum future lease payments exclude $24,484 of sublease rental income.
Rent expense was $26,552, $31,784 and $30,260 for 2016, 2015 and 2014, respectively. Sublease income was $5,593 in 2016.

Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $17,150 and $19,809 of letters of credit outstanding as of December 31, 2016 and 2015, respectively.
Legal and Regulatory Matters
On January 16, 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, are subject to the examination. In December 2016, the Company reached an agreement with the relevant regulators on the settlement of the multistate targeted market conduct examination (the "RSA") and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The effectiveness of the RSA is subject to the fulfillment of certain conditions, including the acceptance by states representing a specified aggregate level of lender-placed insurance premium during the examination period, and the taking effect of a similar agreement with another significant carrier in the lender-placed market. The Company believes both conditions will likely be fulfilled in the first half of 2017. The Settlement Agreements resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and will align lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. Once the agreements take effect, the Company will pay approximately $85,000 to the participating jurisdictions for examination, compliance and monitoring costs, no part of which shall constitute a fine or penalty. In accordance with the RSA, the Company will also re-file its lender-placed insurance rates at least once every four years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. The Company expects the state insurance regulatory agency also to impose similar requirements and restrictions on other existing writers of lender-placed insurance and future entrants.
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which is ongoing, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty.  Given developments through 2016, and the apparent inevitable liquidation of Penn Treaty we accrued $12,489 for our estimated share of guaranty association assessments in the fourth quarter of 2016.

26. Acquisitions
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Agency, Inc. (“Green Tree”) for $125,000 in cash with a potential earn-out of up to $25,000, based on future performance. Green Tree sells housing protection products, including voluntary homeowners’ and manufactured housing policies, and other insurance products. The initial accounting for this acquisition is incomplete due to the timing of the acquisition date, thus the estimated range of outcomes for the contingent consideration and the total amount of other intangible assets and goodwill for Global Housing is not yet available.
On July 1, 2016, the Company acquired 100% of American Title, Inc., a leader in title and valuation services for home equity lenders. The acquisition-date fair value of the initial cash consideration totaled $44,961, with a possible earn-out payment based on future expected revenue and gross profits. The contingent payment was determined to have no initial value based on the Company's assessment that the underlying conditions would not be met. However, this may change over time, with any resulting adjustments recorded in earnings when a change in estimated payment is determined. In connection with the acquisition, the Company recorded $32,356 of customer and technology-based intangible assets, all of which are amortizable over periods ranging from 1 to 12.5 years, and $8,534 of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is future expected growth of this business within Global Housing.
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
None of the acquisitions were deemed material enough in 2016 to warrant providing pro-forma financial statements.
There were no material acquisitions in 2015.

Assurant, Inc.
at December 31, 2016

Schedule I – Summary of Investments Other–Than–Investments in Related Parties

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in thousands)
Fixed maturity securities:
U.S. government and government agencies and authorities	$172,782	$174,886	$174,886
States, municipalities and political subdivisions	446,882	476,075	476,075
Foreign governments	508,871	568,468	568,468
Asset-backed	2,658	3,677	3,677
Commercial mortgage-backed	39,267	38,416	38,416
Residential mortgage-backed	1,071,179	1,101,312	1,101,312
U.S. corporate	5,022,769	5,461,250	5,461,250
Foreign corporate	1,606,429	1,748,061	1,748,061
Total fixed maturity securities	8,870,837	9,572,145	9,572,145
Equity securities:
Common stocks	11,911	20,794	20,794
Non-redeemable preferred stocks	369,920	400,567	400,567
Total equity securities	381,831	421,361	421,361
Commercial mortgage loans on real estate	624,033	634,872	624,033
Policy loans	38,533	38,533	38,533
Short-term investments	227,740	227,740	227,740
Other investments	595,264	595,264	595,264
Total investments	$10,738,238	$11,489,915	$11,479,076

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2016	2015
	(in thousands except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,147,600	$5,125,524
Fixed maturity securities available for sale, at fair value (amortized cost – $428,710 in 2016 and $143,069 in 2015)	429,174	140,748
Equity securities available for sale, at fair value (amortized cost – $20,344 in 2016 and $4,694 in 2015)	21,127	5,389
Short-term investments	220,041	(1,810)
Other investments	92,343	93,012
Total investments	4,910,285	5,362,863
Cash and cash equivalents	264,839	354,146
Receivable from subsidiaries, net	42,458	24,688
Income tax receivable	—	23,438
Accrued investment income	4,873	1,328
Property and equipment, at cost less accumulated depreciation	134,261	126,271
Other assets	27,627	59,671
Total assets	$5,384,343	$5,952,405
Liabilities
Accounts payable and other liabilities	$198,942	$263,781
Income tax payable	20,281	—
Debt	1,067,020	1,164,657
Total liabilities	1,286,243	1,428,438
Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,941,480 and 65,850,386 shares outstanding at December 31, 2016 and 2015, respectively	1,504	1,497
Additional paid-in capital	3,175,867	3,148,409
Retained earnings	5,296,678	4,856,674
Accumulated other comprehensive income	94,602	118,549
Treasury stock, at cost; 94,041,583 and 83,523,031 shares at December 31, 2016 and 2015, respectively	(4,470,551)	(3,601,162)
Total stockholders’ equity	4,098,100	4,523,967
Total liabilities and stockholders’ equity	$5,384,343	$5,952,405

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Net investment income	$7,256	$7,298	$7,212
Net realized gains on investments	2,921	12,507	4,288
Fees and other income	85,149	95,986	90,217
Gain on pension plan curtailment	29,578	—	—
Equity in net income of subsidiaries	641,195	227,805	584,464
Total revenues	766,099	343,596	686,181
Expenses
General and administrative expenses	191,338	223,953	197,341
Interest expense	57,619	55,116	58,394
Loss on extinguishment of debt	23,031	—	—
Total expenses	271,988	279,069	255,735
Income before benefit for income taxes	494,111	64,527	430,446
Benefit for income taxes	71,239	77,028	40,461
Net income	$565,350	$141,555	$470,907

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$565,350	$141,555	$470,907
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $(398), $8,787, and $(3,273), respectively	2,476	(7,876)	6,078
Change in foreign currency translation, net of taxes of $(15), $(45), and $(68), respectively	28	84	126
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(35,228), $(4,082), and $26,516, respectively	65,423	7,580	(49,244)
Change in subsidiary other comprehensive income	(91,874)	(437,006)	171,977
Total other comprehensive (loss) income	(23,947)	(437,218)	128,937
Total comprehensive income (loss)	$541,403	$(295,663)	$599,844

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities
Net cash provided by operating activities	$994,218	$649,345	$397,665
Investing Activities
Sales of:
Fixed maturity securities available for sale	440,989	442,777	444,589
Equity securities available for sale	10,173	32,297	8,895
Other invested assets	225	447	—
Property and equipment and other	52	35	—
Subsidiary (1)	13,288	3	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	17,127	20,167	45,145
Purchases of:
Fixed maturity securities available for sale	(480,187)	(461,709)	(253,866)
Equity securities available for sale	(25,637)	(13,288)	(9,433)
Other invested assets	(3,707)	(2,649)	(4,134)
Property and equipment and other	(26,270)	(47,542)	(49,569)
Capital contributed to subsidiaries	(86,500)	(439,476)	(453,700)
Return of capital contributions from subsidiaries	3,546	172,391	205,250
Change in short-term investments	154,892	4,977	115,856
Net cash provided by (used in) investing activities	17,991	(291,570)	49,033
Financing Activities
Issuance of debt	249,625	—	—
Repayment of debt, including extinguishment	(373,031)	—	(467,330)
Change in tax benefit from share-based payment arrangements	5,610	(4,067)	14,900
Acquisition of common stock	(863,051)	(292,906)	(215,183)
Dividends paid	(125,346)	(94,168)	(77,495)
Net cash used in financing activities	(1,106,193)	(391,141)	(745,108)
Effect of exchange rate changes on cash and cash equivalents	—	—	50
Cash included in held for sale assets	4,677	(4,677)	—
Change in cash and cash equivalents	(89,307)	(38,043)	(298,360)
Cash and cash equivalents at beginning of period	354,146	392,189	690,549
Cash and cash equivalents at end of period	$264,839	$354,146	$392,189

(1)	Includes amounts related to the sale of Assurant Employee Benefits. See Note 5 for further information.

See Accompanying Notes to Condensed Financial Information of Registrant

Notes to Condensed Financial Information of Registrant

Assurant, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Assurant, Inc. and subsidiaries included in the Registrant's 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 14, 2017.

Assurant, Inc.
for the years ended December 31, 2016, 2015 & 2014

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses(1)	Property and Casualty premiums written
(in thousands)
2016
Global Lifestyle	$2,573,878	$135,873	$5,046,687	$263,320	$2,901,480	$113,085	$663,781	$1,044,041	$1,903,662	$516,821
Global Preneed	816,260	5,401,380	313,367	24,449	61,691	259,755	250,370	54,136	62,701	—
Global Housing	124,447	1,847	1,424,224	577,753	1,829,112	72,713	828,565	238,178	1,013,733	1,804,406
Employee Benefits	—	—	—	—	177,971	17,340	118,481	5,858	61,507	—
Health	—	9,495	4,202	109,028	37,110	8,789	(52,725)	—	165,759	—
Corporate and other	(247,191)	4,564,283	(161,955)	2,326,707	—	43,996	—	—	244,496	—
Total segments	$3,267,394	$10,112,878	$6,626,525	$3,301,257	$5,007,364	$515,678	$1,808,472	$1,342,213	$3,451,858	$2,321,227
2015
Global Lifestyle	$2,457,044	$151,712	$4,827,696	$259,098	$2,955,443	$126,854	$679,752	$1,021,237	$1,848,522	$566,991
Global Preneed	691,037	5,082,545	258,703	24,138	60,403	249,829	239,651	49,000	63,504	—
Global Housing	134,035	2,089	1,382,668	525,406	2,044,701	92,859	788,549	280,492	1,010,445	1,855,051
Employee Benefits	33,475	32,763	9,331	1,432,045	1,066,754	110,998	730,192	32,836	365,921	—
Health	—	78,723	29,607	552,950	2,223,696	24,487	2,301,241	10,694	516,726	—
Corporate and other	(164,657)	4,118,862	(84,285)	1,103,082	—	21,190	3,150	—	127,285	—
Total segments	$3,150,934	$9,466,694	$6,423,720	$3,896,719	$8,350,997	$626,217	$4,742,535	$1,394,259	$3,932,403	$2,422,042
2014
Global Lifestyle	$2,422,281	$166,451	$4,737,732	$271,030	$3,067,775	$128,978	$777,568	$1,055,590	$1,659,954	$760,878
Global Preneed	610,034	5,041,772	219,956	25,515	61,093	253,662	249,901	43,321	71,193	—
Global Housing	170,973	2,357	1,597,898	525,754	2,506,097	101,908	1,085,339	343,314	961,971	2,369,440
Employee Benefits	25,669	31,788	8,876	1,474,805	1,051,725	117,192	716,892	30,786	368,763	—
Health	19,652	88,411	137,546	391,611	1,945,452	35,369	1,575,633	4,570	491,248	—
Corporate and other	(290,869)	4,152,893	(172,333)	1,009,891	—	19,320	—	—	143,078	—
Total segments	$2,957,740	$9,483,672	$6,529,675	$3,698,606	$8,632,142	$656,429	$4,405,333	$1,477,581	$3,696,207	$3,130,318

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.
for the year ended December 31, 2016

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$87,831,793	$84,880,220	$1,369,349	$4,320,922	31.7%
Premiums:
Life insurance	$631,604	$470,194	$13,079	$174,489	7.5%
Accident and health insurance	1,524,954	1,299,631	66,689	292,012	22.8%
Property and liability insurance	7,518,265	3,267,591	290,189	4,540,863	6.4%
Total earned premiums	$9,674,823	$5,037,416	$369,957	$5,007,364	7.4%
Benefits:
Life insurance	$719,647	$452,986	$19,554	$286,215	6.8%
Accident and health insurance	1,519,411	1,485,370	26,079	60,120	43.4%
Property and liability insurance	3,482,208	2,143,718	123,647	1,462,137	8.5%
Total policyholder benefits	$5,721,266	$4,082,074	$169,280	$1,808,472	9.4%

Assurant, Inc.
for the year ended December 31, 2015

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$93,926,136	$26,786,323	$1,397,236	$68,537,049	2.0%
Premiums:
Life insurance	$664,738	$316,533	$16,788	$364,993	4.6%
Accident and health insurance	3,677,759	630,083	177,510	3,225,186	5.5%
Property and liability insurance	7,258,227	2,829,099	331,690	4,760,818	7.0%
Total earned premiums	$11,600,724	$3,775,715	$525,988	$8,350,997	6.3%
Benefits:
Life insurance	$667,984	$295,528	$20,008	$392,464	5.1%
Accident and health insurance	3,536,448	774,591	153,912	2,915,769	5.3%
Property and liability insurance	2,757,925	1,460,576	136,953	1,434,302	9.5%
Total policyholder benefits	$6,962,357	$2,530,695	$310,873	$4,742,535	6.6%

Assurant, Inc.
for the year ended December 31, 2014

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$97,410,319	$29,365,216	$1,642,259	$69,687,362	2.4%
Premiums:
Life insurance	$720,478	$361,860	$27,588	$386,206	7.1%
Accident and health insurance	3,429,376	629,062	175,768	2,976,082	5.9%
Property and liability insurance	7,101,095	2,115,541	284,300	5,269,854	5.4%
Total earned premiums	$11,250,949	$3,106,463	$487,656	$8,632,142	5.6%
Benefits:
Life insurance	$736,430	$364,064	$23,812	$396,178	6.0%
Accident and health insurance	3,450,893	1,410,856	153,621	2,193,658	7.0%
Property and liability insurance	2,759,798	1,097,144	152,843	1,815,497	8.4%
Total policyholder benefits	$6,947,121	$2,872,064	$330,276	$4,405,333	7.5%

Assurant, Inc.
as of December 31, 2016, 2015 and 2014

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
2016
Valuation allowance for foreign NOL deferred tax carryforward	$13,218	$(689)	$—	$—	$12,529
Valuation allowance for mortgage loans on real estate	2,582	(278)	—	—	2,304
Valuation allowance for uncollectible agents balances	13,747	170	(72)	55	13,790
Valuation allowance for uncollectible accounts	13,949	4,273	(20)	2,432	15,770
Valuation allowance for reinsurance recoverables	10,820	(10,423)	—	96	301
Total	$54,316	$(6,947)	$(92)	$2,583	$44,694
2015
Valuation allowance for foreign NOL deferred tax carryforward	$18,164	$(4,946)	$—	$—	$13,218
Valuation allowance for mortgage loans on real estate	3,399	(816)	—	1	2,582
Valuation allowance for uncollectible agents balances	15,698	(206)	(59)	1,686	13,747
Valuation allowance for uncollectible accounts	15,870	6,633	(1,179)	7,375	13,949
Valuation allowance for reinsurance recoverables	10,820	—	—	—	10,820
Total	$63,951	$665	$(1,238)	$9,062	$54,316
2014
Valuation allowance for foreign NOL deferred tax carryforward	$16,474	$1,690	$—	$—	$18,164
Valuation allowance for mortgage loans on real estate	4,482	(1,086)	3	—	3,399
Valuation allowance for uncollectible agents balances	19,822	(1,894)	52	2,282	15,698
Valuation allowance for uncollectible accounts	16,824	6,229	(655)	6,528	15,870
Valuation allowance for reinsurance recoverables	10,820	—	—	—	10,820
Total	$68,422	$4,939	$(600)	$8,810	$63,951