Form 10-Q
period 2017-03-31
ASSURANT INC
filed 2017-05-04
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at April 28, 2017 was 54,787,998.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets
At March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,739.7 in 2017 and $8,870.8 in 2016)	$9,491.2	$9,572.1
Equity securities available for sale, at fair value (cost - $367.9 in 2017 and $381.8 in 2016)	415.9	421.4
Commercial mortgage loans on real estate, at amortized cost	603.3	624.0
Policy loans	37.9	38.5
Short-term investments	229.3	227.7
Other investments	676.0	595.3
Total investments	11,453.6	11,479.0
Cash and cash equivalents	874.5	1,032.0
Premiums and accounts receivable, net	1,244.0	1,218.0
Reinsurance recoverables	8,868.8	9,083.2
Accrued investment income	111.4	110.1
Deferred acquisition costs	3,290.0	3,267.4
Property and equipment, at cost less accumulated depreciation	348.8	343.6
Tax receivable	10.2	20.5
Goodwill	894.5	830.9
Value of business acquired	30.1	32.1
Other intangible assets, net	330.0	240.3
Other assets	361.5	359.7
Assets held in separate accounts	1,750.3	1,692.3
Total assets	$29,567.7	$29,709.1
Liabilities
Future policy benefits and expenses	$10,163.9	$10,112.9
Unearned premiums	6,601.6	6,626.5
Claims and benefits payable	3,075.4	3,301.2
Commissions payable	391.7	386.2
Reinsurance balances payable	142.5	95.3
Funds held under reinsurance	128.7	111.7
Deferred gains on disposal of businesses	194.1	232.2
Accounts payable and other liabilities	1,893.4	1,985.7
Debt	1,067.3	1,067.0
Liabilities related to separate accounts	1,750.3	1,692.3
Total liabilities	25,408.9	25,611.0
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,029,813 and 55,941,480 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1.5	1.5
Additional paid-in capital	3,173.5	3,175.9
Retained earnings	5,410.8	5,296.7
Accumulated other comprehensive income	148.3	94.6
Treasury stock, at cost; 95,124,719 and 94,041,583 shares at March 31, 2017 and December 31, 2016, respectively	(4,575.3)	(4,470.6)
Total stockholders’ equity	4,158.8	4,098.1
Total liabilities and stockholders’ equity	$29,567.7	$29,709.1

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,050.3	$1,415.2
Fees and other income	340.2	357.7
Net investment income	120.6	135.7
Net realized gains on investments, excluding other-than-temporary impairment losses	3.8	162.4
Total other-than-temporary impairment losses	(0.4)	(0.4)
Portion of net gain recognized in other comprehensive income, before taxes	—	(0.3)
Net other-than-temporary impairment losses recognized in earnings	(0.4)	(0.7)
Amortization of deferred gains and gains on disposal of businesses	37.0	47.6
Gain on pension plan curtailment	—	29.6
Total revenues	1,551.5	2,147.5
Benefits, losses and expenses
Policyholder benefits	358.0	543.8
Amortization of deferred acquisition costs and value of business acquired	314.5	334.3
Underwriting, general and administrative expenses	651.3	917.3
Interest expense	12.6	14.5
Total benefits, losses and expenses	1,336.4	1,809.9
Income before provision for income taxes	215.1	337.6
Provision for income taxes	71.3	117.2
Net income	$143.8	$220.4
Earnings Per Share
Basic	$2.56	$3.38
Diluted	$2.53	$3.34
Dividends per share	$0.53	$0.50
Share Data
Weighted average shares outstanding used in basic per share calculations	56,201,342	65,086,935
Plus: Dilutive securities	555,299	833,611
Weighted average shares used in diluted per share calculations	56,756,641	65,920,546
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income	$143.8	$220.4
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(17.0) and $(14.8), respectively	32.4	29.9
Change in other-than-temporary impairment gains, net of taxes of $0.2 and $0.7, respectively	(0.3)	(1.3)
Change in foreign currency translation, net of taxes of $(0.4) and $(1.6), respectively	21.8	11.8
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.1 and $(35.7), respectively	(0.2)	66.2
Total other comprehensive income	53.7	106.6
Total comprehensive income	$197.5	$327.0
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity
From December 31, 2016 through March 31, 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in millions)
Balance at December 31, 2016	$1.5	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$4,098.1
Stock plan exercises	—	(4.2)	—	—	—	(4.2)
Stock plan compensation	—	1.8	—	—	—	1.8
Dividends	—	—	(29.7)	—	—	(29.7)
Acquisition of common stock	—	—	—	—	(104.7)	(104.7)
Net income	—	—	143.8	—	—	143.8
Other comprehensive income	—	—	—	53.7	—	53.7
Balance, March 31, 2017	$1.5	$3,173.5	$5,410.8	$148.3	$(4,575.3)	$4,158.8

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net cash provided by (used in) operating activities	$24.2	$(346.0)
Investing activities
Sales of:
Fixed maturity securities available for sale	818.0	707.4
Equity securities available for sale	20.2	112.0
Other invested assets	9.3	3.6
Subsidiary, net of cash transferred (1)	—	914.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	170.6	197.6
Commercial mortgage loans on real estate	38.0	26.0
Purchases of:
Fixed maturity securities available for sale	(901.1)	(750.7)
Equity securities available for sale	(1.6)	(74.9)
Commercial mortgage loans on real estate	(19.3)	(7.5)
Other invested assets	(28.6)	(18.4)
Property and equipment and other	(14.8)	(22.8)
Subsidiaries, net of cash transferred (2)	(127.4)	(10.8)
Change in short-term investments	2.6	55.5
Other	(24.7)	1.2
Net cash (used in) provided by investing activities	(58.8)	1,133.0
Financing activities
Issuance of debt	—	249.6
Acquisition of common stock	(105.1)	(245.8)
Dividends paid	(29.7)	(32.4)
Other	7.1	8.8
Net cash used in financing activities	(127.7)	(19.8)
Effect of exchange rate changes on cash and cash equivalents	4.8	(0.5)
Adjustments for cash included in business classified as held for sale	—	5.8
Change in cash and cash equivalents	(157.5)	772.5
Cash and cash equivalents at beginning of period	1,032.0	1,288.3
Cash and cash equivalents at end of period	$874.5	$2,060.8

(1)	Primarily relates to the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions.

(2)	2017 includes the acquisition of Green Tree Insurance Agency, Inc. and an immaterial subsidiary.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

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
The interim financial data as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Recent Accounting Pronouncements
Adopted
On January 1, 2017 the Company adopted the amended guidance on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 1 to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. The Company is adopting this guidance on a prospective basis as a change in accounting principle, therefore at the date of adoption there is no impact to the Company’s financial position or results of operations.
On January 1, 2017 the Company adopted the amended guidance on accounting for employee share-based stock compensation. The updated guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. Upon adoption the Company recognizes excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The earnings impact of the adoption did not have a material impact on the Company’s financial results of operations. The updated guidance allows companies a policy election with regard to forfeitures and the Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. As required in the updated guidance, the Company will present cash flows related to employee withholding taxes as financing activities as opposed to operating activities, on a retrospective basis, which resulted in the reclassification of $7.1 and $7.0 in the consolidated statements of cash flows for the periods ending March 31, 2017 and 2016, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

Not Yet Adopted
In March 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted. The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
In October 2016, the FASB issued amended guidance on tax accounting for intra-entity transfers of assets. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the amended guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. Early adoption is permitted. The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
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
In June 2016, the FASB issued amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the amended guidance eliminates the probable recognition threshold, and, instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses are measured in a manner similar to current GAAP, however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2020. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the requirements of this amended guidance and the potential impact on the Company’s financial position and results of operations.
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

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

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
In May 2014, the FASB issued amended guidance on revenue recognition. In March, April and May 2016, the FASB issued implementation amendments to the May 2014 amended revenue recognition guidance. The amended guidance, including the implementation amendments (together, the “amended guidance”), affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The core principle of the amended guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the entity applies a five step process outlined in the amended guidance. The amended guidance also includes a cohesive set of disclosure requirements. In August 2015, the FASB issued guidance to defer the effective date of the revenue recognition guidance. The amended guidance is effective for interim and annual periods beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Therefore, the Company is required to adopt the guidance on January 1, 2018. An entity can choose to apply the amended guidance using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating which approach to apply at adoption. The Company is progressing through its process to implement the new standards. The Company has assessed its revenue streams to identify those contracts that are clearly excluded from the scope of the standard and those that may be subject to the new standard. The Company has identified that approximately 40% of its 2016 reported revenues are in scope of the new standard. The in-scope revenues include service contract revenues, which are currently reported in net earned premiums, and as a result of adoption of the new standard will likely be disclosed as part of a new category of revenue. The Company has selected a representative sample of contracts from the more significant in-scope product lines for review under the new standard (“key contracts”). The review of key contracts is approaching completion. Upon completion of the review of the key contracts, the Company expects to group the remaining contracts based on the conclusions reached with the key contracts review or to perform additional review of specific contracts that cannot be grouped. While progress has been made, the Company is still evaluating the potential impact of the new revenue recognition standard on its financial position and results of operations.
4. Segment Information
As of March 31, 2017, the Company had four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (CEO and COO) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
•Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multi-family housing); and valuation and field services (referred to as mortgage solutions).
•Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as global connected living); vehicle protection services and credit insurance.
•Global Preneed: provides pre-funded funeral insurance.
•Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits ("AEB") through reinsurance agreements and other unusual and infrequent items. Additionally, the Total Corporate & Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the following segment tables for comparability.
In addition, AEB was a separate reportable segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 5 for more information.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2017
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$436.4	$595.8	$14.6	$—	$3.5	$3.5	$1,050.3
Fees and other income	95.3	209.1	29.6	4.9	1.3	6.2	340.2
Net investment income	19.2	26.5	64.2	9.6	1.1	10.7	120.6
Net realized gains on investments	—	—	—	3.4	—	3.4	3.4
Amortization of deferred gains and gains on disposal of businesses	—	—	—	37.0	—	37.0	37.0
Total revenues	550.9	831.4	108.4	54.9	5.9	60.8	1,551.5
Benefits, losses and expenses
Policyholder benefits (1)	163.3	148.6	66.2	—	(20.1)	(20.1)	358.0
Amortization of deferred acquisition costs and value of business acquired	50.9	251.0	12.6	—	—	—	314.5
Underwriting, general and administrative expenses	240.7	354.7	14.9	27.6	13.4	41.0	651.3
Interest expense	—	—	—	12.6	—	12.6	12.6
Total benefits, losses and expenses	454.9	754.3	93.7	40.2	(6.7)	33.5	1,336.4
Segment income before provision for income tax	96.0	77.1	14.7	14.7	12.6	27.3	215.1
Provision for income taxes	34.1	24.7	4.8	3.0	4.7	7.7	71.3
Segment income after tax	$61.9	$52.4	$9.9	$11.7	$7.9	$19.6
Net income							$143.8
	As of March 31, 2017

Segment assets:	$3,809.4	$8,798.5	$6,594.1	$10,197.4	$168.3	$10,365.7	$29,567.7

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits (2)	Consolidated
Revenues
Net earned premiums	469.6	723.2	15.7	—	28.7	28.7	178.0	1,415.2
Fees and other income	107.8	211.1	27.0	2.5	5.1	7.6	4.2	357.7
Net investment income	18.3	26.9	62.1	7.2	3.9	11.1	17.3	135.7
Net realized gains on investments (3)	—	—	—	161.7	—	161.7	—	161.7
Amortization of deferred gains and gains on disposal of businesses (4)	—	—	—	47.6	—	47.6	—	47.6
Gain on pension plan curtailment	—	—	—	29.6	—	29.6	—	29.6
Total revenues	595.7	961.2	104.8	248.6	37.7	286.3	199.5	2,147.5
Benefits, losses and expenses
Policyholder benefits (1)	179.5	162.1	64.7	—	19.1	19.1	118.4	543.8
Amortization of deferred acquisition costs and value of business acquired	59.4	253.0	16.1	—	—	—	5.8	334.3
Underwriting, general and administrative expenses	241.4	486.1	15.1	63.3	52.9	116.2	58.5	917.3
Interest expense	—	—	—	14.5	—	14.5	—	14.5
Total benefits, losses and expenses	480.3	901.2	95.9	77.8	72.0	149.8	182.7	1,809.9
Segment income (loss) before provision (benefit) for income tax	115.4	60.0	8.9	170.8	(34.3)	136.5	16.8	337.6
Provision (benefit) for income taxes	39.0	18.6	3.2	57.2	(7.1)	50.1	6.3	117.2
Segment income (loss) after tax	76.4	41.4	5.7	113.6	(27.2)	86.4	10.5
Net income								220.4

(1)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves of $27.7 in 2017 and $40.4 in 2016 for claim costs and claim adjustments expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. In addition, there was favorable claims development experienced through March 31, 2017, in excess of actual benefit expense, which contributed to the credit balance.

(2)	AEB amounts represent the results of operations prior to the sale on March 1, 2016.

(3)	Includes $146.7 related to assets transferred to Sun Life as part of the AEB sale on March 1, 2016.

(4)	Includes $44.6 related to the additional deferred gains and gains related to the AEB sale on March 1, 2016.

5. Dispositions
On March 1, 2016, the Company completed the sale of its AEB segment through a series of transactions with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. ("Sun Life"), for net cash consideration of $942.2 (including contingent consideration), which resulted in an estimated gain of $656.5. The transaction was primarily structured as a reinsurance arrangement, as well as the sale of certain legal entities that included ceding commission and other consideration. The reinsurance transaction does not extinguish the Company's primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also has an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components, including the sale of certain legal entities, the reinsurance of existing claims (accounted for as retroactive reinsurance) and reinsurance for inforce policies with remaining terms and future business (primarily accounted for as a prospective reinsurance).
The total deferred gain amount (representing $520.4 of the total $656.5 of estimated gains) has been and will continue to be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. The ultimate amortization pattern will be dependent on a number of factors including the exact timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.
The following represents a summary of the pre-tax gain recognized during each of the three months ended March 31, 2017 and 2016 by transaction component, as well as the related classification within the financial statements:

	Three Months Ended March 31,
	2017	2016
Gain on sale of entities, net of transaction costs	$—	$41.1
Novations, resulting in recognized gains (a)	—	60.9
Loss on retroactive reinsurance component, before realized gains (b)	—	(128.7)
Net loss prior to realized gains on transferred securities supporting retroactive component (c)	—	(26.7)
Realized gains on transferred securities supporting retroactive component (b)	—	146.7
Amortization of deferred gains (d)	34.2	44.6
Total	$34.2	$164.6

(a)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

(b)
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

(c)	Amount classified within underwriting, general and administrative expenses in the consolidated statements of operations.

(d)
Amount classified as amortization of deferred gains and gains on disposal of businesses within the consolidated statements of operations. The 2017 amount includes subsequent novations of $1.4 that allowed immediate gain recognition.

The remaining unamortized deferred gain as of March 31, 2017 was $119.6. The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known, and will adjust the prospective revenue to be recognized accordingly.
6. Acquisitions
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Agency, Inc. (“Green Tree”) for $125.0 in cash with a potential earn-out of up to $25.0, based on future performance. Green Tree sells housing protection products, including voluntary homeowners’ and manufactured housing policies, and other insurance products. In connection with the acquisition, the Company recorded $10.4 of net liabilities, $77.5 of agency relationship and renewal rights intangible assets, all of which are amortizable over periods ranging from 7 to 16 years, and $57.9 of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill is future expected growth of this business and operating synergies achieved within Global Housing.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity and equity securities as of the dates indicated:

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$176.5	$3.5	$(0.6)	$179.4	$—
States, municipalities and political subdivisions	452.2	29.5	(0.3)	481.4	—
Foreign governments	523.1	63.5	(0.4)	586.2	—
Asset-backed	9.3	3.4	(0.1)	12.6	3.4
Commercial mortgage-backed	38.3	0.2	(0.9)	37.6	—
Residential mortgage-backed	1,137.2	37.9	(8.1)	1,167.0	12.2
U.S. corporate	4,786.0	470.3	(8.1)	5,248.2	15.7
Foreign corporate	1,617.1	164.2	(2.5)	1,778.8	—
Total fixed maturity securities	$8,739.7	$772.5	$(21.0)	$9,491.2	$31.3
Equity securities:
Common stocks	$10.4	$8.1	$—	$18.5	$—
Non-redeemable preferred stocks	357.5	40.3	(0.4)	397.4	—
Total equity securities	$367.9	$48.4	$(0.4)	$415.9	$—

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$172.8	$3.4	$(1.3)	$174.9	$—
States, municipalities and political subdivisions	446.9	29.6	(0.4)	476.1	—
Foreign governments	508.9	60.5	(0.9)	568.5	—
Asset-backed	2.6	1.2	(0.1)	3.7	1.1
Commercial mortgage-backed	39.3	0.1	(1.0)	38.4	—
Residential mortgage-backed	1,071.2	38.1	(8.0)	1,101.3	12.8
U.S. corporate	5,022.7	454.1	(15.6)	5,461.2	15.6
Foreign corporate	1,606.4	147.2	(5.6)	1,748.0	2.2
Total fixed maturity securities	$8,870.8	$734.2	$(32.9)	$9,572.1	$31.7
Equity securities:
Common stocks	$11.9	$8.9	$—	$20.8	$—
Non-redeemable preferred stocks	369.9	31.8	(1.1)	400.6	—
Total equity securities	$381.8	$40.7	$(1.1)	$421.4	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $233.9 and $215.3, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2017 and December 31, 2016, revenue bonds account for 44% and 46% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. As of March 31, 2017, approximately 77%, 14% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. As of December 31, 2016, approximately 78%, 11% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 2% and 3% of the Company's foreign government securities as of March 31, 2017 and December 31, 2016, respectively.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $700.1 with a net unrealized gain of $61.3 as of March 31, 2017 and $693.3 with a net unrealized gain of $54.2 as of December 31, 2016. Approximately 23% of the corporate European exposure is held in the financial industry as of March 31, 2017 and December 31, 2016. The Company's largest European country exposure (the United Kingdom) represented approximately 3% and 4% of the fair value of the Company's corporate securities as of March 31, 2017 and December 31, 2016, respectively. Approximately 7% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support those foreign-denominated liabilities. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $659.5 with a net unrealized gain of $57.9 as of March 31, 2017 and $641.9 with a net unrealized gain of $51.6 as of December 31, 2016. Approximately 84% of the energy exposure is rated as investment grade as of March 31, 2017 and December 31, 2016.
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$359.5	$364.1
Due after one year through five years	1,675.1	1,738.7
Due after five years through ten years	1,915.6	1,994.5
Due after ten years	3,604.7	4,176.7
Total	7,554.9	8,274.0
Asset-backed	9.3	12.6
Commercial mortgage-backed	38.3	37.6
Residential mortgage-backed	1,137.2	1,167.0
Total	$8,739.7	$9,491.2

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended March 31,
	2017	2016
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$2.6	$139.1
Equity securities	2.3	9.8
Commercial mortgage loans on real estate	—	12.5
Other investments	(1.1)	1.0
Total net realized gains related to sales and other (a)	3.8	162.4
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(0.4)	(0.7)
Total net realized gains	$3.4	$161.7

(a)	Three months ended March 31, 2016 net gains includes $146.7 related to the sale of AEB as described in Note 5.
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$83.3	$(0.6)	$—	$—	$83.3	$(0.6)
States, municipalities and political subdivisions	14.8	(0.3)	—	—	14.8	(0.3)
Foreign governments	44.1	(0.4)	—	—	44.1	(0.4)
Asset-backed	—	—	1.0	(0.1)	1.0	(0.1)
Commercial mortgage-backed	26.9	(0.9)	—	—	26.9	(0.9)
Residential mortgage-backed	391.2	(8.0)	2.1	(0.1)	393.3	(8.1)
U.S. corporate	531.8	(6.5)	36.8	(1.6)	568.6	(8.1)
Foreign corporate	125.8	(2.2)	3.5	(0.3)	129.3	(2.5)
Total fixed maturity securities	$1,217.9	$(18.9)	$43.4	$(2.1)	$1,261.3	$(21.0)
Equity securities:
Non-redeemable preferred stocks	$18.5	$(0.3)	$1.9	$(0.1)	$20.4	$(0.4)

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$91.0	$(1.3)	$—	$—	$91.0	$(1.3)
States, municipalities and political subdivisions	16.9	(0.4)	—	—	16.9	(0.4)
Foreign governments	98.8	(0.9)	—	—	98.8	(0.9)
Asset-backed	—	—	1.0	(0.1)	1.0	(0.1)
Commercial mortgage-backed	33.2	(1.0)	—	—	33.2	(1.0)
Residential mortgage-backed	347.5	(7.9)	2.2	(0.1)	349.7	(8.0)
U.S. corporate	940.4	(13.1)	34.1	(2.5)	974.5	(15.6)
Foreign corporate	227.3	(4.6)	7.6	(1.0)	234.9	(5.6)
Total fixed maturity securities	$1,755.1	$(29.2)	$44.9	$(3.7)	$1,800.0	$(32.9)
Equity securities:
Non-redeemable preferred stocks	$64.4	$(1.0)	$1.9	$(0.1)	$66.3	$(1.1)

Total gross unrealized losses represent approximately 2% of the aggregate fair value of the related securities as of March 31, 2017 and December 31, 2016. Approximately 90% and 89% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of March 31, 2017 and December 31, 2016, respectively. The total gross unrealized losses are comprised of 603 and 796 individual securities as of March 31, 2017 and December 31, 2016, respectively. In accordance with its policy, the Company concluded that for these securities other-than-temporary impairments of the gross unrealized losses was not warranted as of March 31, 2017 and December 31, 2016.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of March 31, 2017, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas, and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 to $12.5 as of March 31, 2017 and from less than $0.1 to $12.6 as of December 31, 2016.

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

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	March 31, 2017
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$179.4	$—		$179.4		$—
State, municipalities and political subdivisions	481.4	—		481.4		—
Foreign governments	586.2	1.1		585.1		—
Asset-backed	12.6	—		2.9		9.7
Commercial mortgage-backed	37.6	—		10.7		26.9
Residential mortgage-backed	1,167.0	—		1,167.0		—
U.S. corporate	5,248.2	—		5,200.3		47.9
Foreign corporate	1,778.8	—		1,746.8		32.0
Equity securities:
Common stocks	18.5	17.8		0.7		—
Non-redeemable preferred stocks	397.4	—		395.1		2.3
Short-term investments	229.3	100.9	(2)	128.4	(3)	—
Other investments	309.9	67.4	(1)	240.1	(3)	2.4	(4)
Cash equivalents	547.9	519.7	(2)	28.2	(3)	—
Other assets	2.7	—		0.2	(5)	2.5	(5)
Assets held in separate accounts	1,708.9	1,531.5	(1)	177.4	(3)	—
Total financial assets	$12,705.8	$2,238.4		$10,343.7		$123.7

Financial Liabilities
Other liabilities	$93.9	$67.4	(1)	$1.8	(5)	$24.7	(5)
Liabilities related to separate accounts	1,708.9	1,531.5	(1)	177.4	(3)	—
Total financial liabilities	$1,802.8	$1,598.9		$179.2		$24.7

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

	December 31, 2016
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$174.9	$—		$174.9		$—
State, municipalities and political subdivisions	476.1	—		476.1		—
Foreign governments	568.5	1.0		567.5		—
Asset-backed	3.7	—		3.7		—
Commercial mortgage-backed	38.4	—		10.6		27.8
Residential mortgage-backed	1,101.3	—		1,101.3		—
U.S. corporate	5,461.2	—		5,416.7		44.5
Foreign corporate	1,748.0	—		1,714.7		33.3
Equity securities:
Common stocks	20.8	20.1		0.7		—
Non-redeemable preferred stocks	400.6	—		398.4		2.2
Short-term investments	227.7	52.7	(2)	175.0	(3)	—
Other investments	265.1	64.9	(1)	196.7	(3)	3.5	(4)
Cash equivalents	646.6	644.6	(2)	2.0	(3)	—
Other assets	0.6	—		0.3	(5)	0.3	(5)
Assets held in separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial assets	$12,783.7	$2,256.2		$10,415.9		$111.6

Financial Liabilities
Other liabilities	$89.3	$64.9	(1)	$0.9	(5)	$23.5	(5)
Liabilities related to separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial liabilities	$1,739.5	$1,537.8		$178.2		$23.5

(1)	Mainly includes mutual funds.

(2)	Mainly includes money market funds.

(3)	Mainly includes fixed maturity securities.

(4)	Mainly includes fixed maturity securities and other derivatives.

(5)	Mainly includes other derivatives.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	March 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$603.3	$618.7	$—	$—	$618.7
Policy loans	37.9	37.9	37.9	—	—
Other investments	37.8	37.8	—	—	37.8
Total financial assets	$679.0	$694.4	$37.9	$—	$656.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$644.9	$657.7	$—	$—	$657.7
Funds withheld under reinsurance	128.7	128.7	128.7	—	—
Debt	1,067.3	1,158.4	—	1,158.4	—
Total financial liabilities	$1,840.9	$1,944.8	$128.7	$1,158.4	$657.7

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$624.0	$634.9	$—	$—	$634.9
Policy loans	38.5	38.5	38.5	—	—
Other investments	36.3	36.3	—	—	36.3
Total financial assets	$698.8	$709.7	$38.5	$—	$671.2
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$651.0	$680.4	$—	$—	$680.4
Funds withheld under reinsurance	111.7	111.7	111.7	—	—
Debt	1,067.0	1,159.7	—	1,159.7	—
Total financial liabilities	$1,829.7	$1,951.8	$111.7	$1,159.7	$680.4

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings have not changed significantly since December 31, 2016.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 as of March 31, 2017 and December 31, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

9. Reserves
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and is comprised of case and Incurred but Not Reported ("IBNR") reserves.
Since unpaid loss and loss adjustment expenses are estimates, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates, which is referred to as either unfavorable or favorable development, respectively.
The best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of methods that are applied consistently each period. There have been no significant changes in the methodologies and assumptions utilized in estimating the liability for unpaid loss and loss adjustment expenses for any of the periods presented.

	For the Three Months Ended March 31,
	2017	2016
Claims and benefits payable, at beginning of period	$3,301.2	$3,896.7
Less: Reinsurance ceded and other	(2,718.2)	(1,496.5)
Net claims and benefits payable, at beginning of period	583.0	2,400.2
Incurred losses and loss adjustment expenses related to:
Current year	426.0	657.4
Prior year's interest	—	9.9
Prior year(s)	(55.5)	(140.8)
Total incurred losses and loss adjustment expenses	370.5	526.5
Paid losses and loss adjustment expenses related to:
Current year	191.0	359.7
Prior year(s)	201.8	1,849.1
Total paid losses and loss adjustment expenses	392.8	2,208.8
Net claims and benefits payable, at end of period	560.7	717.9
Plus: Reinsurance ceded and other	2,514.7	2,623.8
Claims and benefits payable, at end of period	$3,075.4	$3,341.7

The Company experienced favorable development in both three month periods presented in the roll forward table above. Favorable development from the three months ended March 31, 2016 was comparatively higher than the three months ended March 31, 2017, due in part to the sale of the AEB business during the first quarter of 2016 and the runoff of the Assurant Health business. AEB contributed $42.5 in favorable development during the three months ended March 31, 2016. Assurant Health contributed $7.2 and $27.1 to the favorable development as of March 31, 2017 and 2016, respectively. Global Housing and Global Lifestyle contributed $47.8 and $70.8 to the favorable development during the three months ended March 31, 2017 and 2016, respectively. Within Global Housing, Hurricane Matthew contributed $5.2 in favorable development, as claims have settled for less than anticipated. Overall, favorable development decreased year over year due to tempered reductions in theft and vandalism claims across lender-placed homeowners products. Within Global Lifestyle, favorable development decreased among extended service contracts and credit insurance products, some of which is contractually subject to retrospective commission payments. The reduction was attributable to changing client mix and consideration of prior hindsight results when setting year-end 2016 reserves.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended March 31, 2017
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive (loss) income before reclassifications	21.8	36.2	(0.3)	—	57.7
Amounts reclassified from accumulated other comprehensive income	—	(3.8)	—	(0.2)	(4.0)
Net current-period other comprehensive (loss) income	21.8	32.4	(0.3)	(0.2)	53.7
Balance at March 31, 2017	$(300.3)	$491.7	$20.3	$(63.4)	$148.3

	Three Months Ended March 31, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Pension under- funding	Accumulated other comprehensive income
Balance at December 31, 2015	$(270.7)	$495.4	$22.4	$(128.6)	$118.5
Change in accumulated other comprehensive (loss) income before reclassifications	11.8	126.0	(1.6)	85.0	221.2
Amounts reclassified from accumulated other comprehensive income	—	(96.1)	0.3	(18.8)	(114.6)
Net current-period other comprehensive (loss) income	11.8	29.9	(1.3)	66.2	106.6
Balance at March 31, 2016	$(258.9)	$525.3	$21.1	$(62.4)	$225.1

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2017	2016
Unrealized gains on securities	$(5.9)	$(147.9)	Net realized gains on investments, excluding other-than-temporary impairment losses
	2.1	51.8	Provision for income taxes
	(3.8)	(96.1)	Net of tax
OTTI	—	0.4	Portion of net loss recognized in other comprehensive income, before taxes
	—	(0.1)	Provision for income taxes
	$—	$0.3	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Settlement gain	$(0.6)	$—	Settlement gain
Amortization of net loss	0.3	0.6	(1)
Gain on pension plan curtailment	—	(29.6)	Gain on pension plan curtailment
	(0.3)	(29.0)	Total before tax
	0.1	10.2	Provision for income taxes
	(0.2)	(18.8)	Net of tax
Total reclassifications for the period	$(4.0)	$(114.6)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 - Retirement and Other Employee Benefits for additional information.
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
Restricted Stock Units
The following table shows a summary of RSU activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
RSU compensation expense	$4.7	$3.4
Income tax benefit	(1.7)	(1.2)
RSU compensation expense, net of tax	$3.0	$2.2
RSUs granted	173,645	247,978
Weighted average grant date fair value per unit	$99.49	$77.18
Total fair value of vested RSUs	$20.3	$19.6

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

As of March 31, 2017, there was $28.4 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.55 years.
Performance Share Units
The following table shows a summary of PSU activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
PSU compensation (benefit) expense	$(3.1)	$2.8
Income tax expense (benefit)	1.1	(1.0)
PSU compensation (benefit) expense, net of tax	$(2.0)	$1.8
PSUs granted	237,959	262,232
Weighted average grant date fair value per unit	$112.32	$80.40

Portions of the compensation expense recorded in prior years were reversed in the three months ended March 31, 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of March 31, 2017, there was $36.3 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.44 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2017 and 2016 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the three months ended March 31, 2017 and 2016 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
12. Stock Repurchase
During the three months ended March 31, 2017, the Company repurchased 1,083,136 shares of the Company’s outstanding common stock at a cost of $104.7, exclusive of commissions, leaving $578.1 remaining under the total repurchase authorization as of March 31, 2017.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

13. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below.

	Three Months Ended March 31,
	2017	2016
Numerator
Net income	$143.8	$220.4
Deduct dividends paid	(29.7)	(32.5)
Undistributed earnings	$114.1	$187.9
Denominator
Weighted average shares outstanding used in basic earnings per share	56,201,342	65,086,935
Incremental common shares from:
PSUs	554,953	833,611
Employee Stock Purchase Program	346	—
Weighted average shares used in diluted earnings per share calculations	56,756,641	65,920,546
Earnings per common share - Basic
Distributed earnings	$0.53	$0.50
Undistributed earnings	2.03	2.88
Net income	$2.56	$3.38
Earnings per common share - Diluted
Distributed earnings	$0.52	$0.49
Undistributed earnings	2.01	2.85
Net income	$2.53	$3.34
Average PSUs totaling 54,021 and 31,698 for the three months ended March 31, 2017 and 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

14. Retirement and Other Employee Benefits
The components of net periodic (gain) benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2017 and 2016 were as follows:

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,				For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$0.1	$—	$—
Interest cost	2.9	3.1	3.4	3.5	0.8	0.9	0.9	0.9
Expected return on plan assets	(6.1)	(6.8)	(7.8)	(5.9)	—	—	(0.8)	(0.8)
Amortization of net loss	—	0.3	—	0.3	0.3	0.3	—	—
Curtailment/settlement (gain)	—	—	(23.1)	—	(0.7)	(2.3)	—	(4.2)
Net periodic (gain) benefit cost	$(3.2)	$(3.4)	$(27.5)	$(2.1)	$0.4	$(1.0)	$0.1	$(4.1)

Assurant's qualified and non-qualified pension benefit plans were frozen on March 1, 2016. The Assurant Pension Plan's (the "Plan") funded status increased to $80.5 at March 31, 2017 from $77.0 (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2016. This equates to a 111% funded status at both March 31, 2017 and December 31, 2016. During the first three months of 2017, no cash was contributed to the Plan. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2017.
15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $18.2 and $17.2 of letters of credit outstanding as of March 31, 2017 and December 31, 2016, respectively.
Legal and Regulatory Matters
In January 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, were subject to the examination. In December 2016, the Company reached a Regulatory Settlement Agreement (the "RSA") with the participating regulators to resolve the issues raised in the market conduct examination and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The terms of the Settlement Agreements took effect in the first quarter of 2017. They resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and align lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. In April 2017, the Company paid approximately $85.0 to the participating jurisdictions for examination, compliance and monitoring costs. In accordance with the RSA, the Company will also re-file its lender-placed insurance rates at least once every 4 years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. The Company expects the state insurance regulatory agencies also to impose similar requirements and restrictions on other existing writers of lender-placed insurance and future entrants.
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

Assurant, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2017 and 2016
(In millions, except number of shares and per share amounts)

continues to defend itself vigorously in these class actions. We have participated and may participate in settlements on terms that we consider reasonable given the strength of our defenses and other factors.
The Company has established an accrued liability for the legal and regulatory proceedings, including those discussed above. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual. Although the Company cannot predict the outcome of any pending legal or regulatory action, or the potential losses, fines, penalties or equitable relief, if any, that may result, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, on the basis of currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which is ongoing, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty.  Given developments in 2016, and the apparent inevitable liquidation of Penn Treaty, the Company accrued $12.5 for its estimated share of guaranty association assessments in the fourth quarter of 2016. In March 2017, the order of liquidation was granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except number of shares and per share amounts)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or the "Company”) as of March 31, 2017, compared with December 31, 2016, and our results of operations for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with our MD&A and annual audited Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited Consolidated Financial Statements for the three months ended March 31, 2017 and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). The 2016 Annual Report, this Report, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, please refer to “Item 7-MD&A-Critical Factors Affecting Results” in this Report and in our 2016 Annual Report and “Item 1A-Risk Factors” in our 2016 Annual Report.
General
As of March 31, 2017, the Company has four reportable segments, which are defined based on the nature of the products and services offered:
•Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multi-family housing); and valuation and field services (referred to as mortgage solutions).
•Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as global connected living); vehicle protection services and credit insurance.
•Global Preneed: provides pre-funded funeral insurance.
•Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and the Assurant Employee Benefits business through reinsurance agreements and other unusual and infrequent items. Additionally, the Total Corporate & Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the tables for comparability.
In addition, Assurant Employee Benefits was a separate segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 5 for more information.
The Company evaluates performance of the operating segments based on segment income (loss) after-tax. The Company determines reportable segments in a manner consistent with the way the Chief Operating Decision Maker makes operating decisions and assesses performance.
The following discussion covers the three months ended March 31, 2017 (“First Quarter 2017”) and the three months ended March 31, 2016 (“First Quarter 2016”).

Executive Summary
The Company is undergoing a multi-year transformation. As part of its business portfolio realignment to focus on specialty housing and lifestyle protection products and services, the Company substantially exited the health insurance market and sold its employee benefits business (Assurant Employee Benefits or "AEB") to Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. ("Sun Life"). For more information on the sale, see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.
For First Quarter 2017, consolidated net income decreased $76.6, or 35%, to $143.8, compared with net income of $220.4 for First Quarter 2016. The decrease was primarily resulting from lower net realized gains on investments mainly related to the sale of AEB as disclosed in Note 5 to the Consolidated Financial Statements, which declined by $102.9 on an after-tax basis. First Quarter 2016 also includes a curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. These items were partially offset by improvements in the net loss associated with our Health run-off operations.
Global Housing net income decreased $14.5, or 19%, to $61.9 for First Quarter 2017 from $76.4 for First Quarter 2016, primarily due to ongoing declines in our lender-placed insurance business and weaker performance in the mortgage solutions business. Net reportable catastrophe losses totaled $0.6 in first quarter 2017, compared to $9.3 of reportable catastrophe losses in first quarter 2016. First Quarter 2017 net reportable catastrophe losses included a $3.4 favorable reserve development related to Hurricane Matthew.
Net earned premiums and fees decreased $45.7, or 8%, to $531.7 for First Quarter 2017 compared with First Quarter 2016, primarily due to lower revenue in our lender-placed homeowners insurance and mortgage solutions businesses. The decline in lender-placed homeowners insurance premiums was primarily due to expected lower placements and lower premium rates. Growth in multi-family housing and new client revenue in lender-placed insurance partly offset the decline. Mortgage solutions fee income mainly decreased due to weaker market conditions and lower client volume.
For 2017, we expect Global Housing's net earned premiums and net income, excluding reportable catastrophe losses, to decrease compared to 2016 as our lender-placed insurance moves closer to a normalized state. We also expect the decline to be partially offset by expense savings and profitable growth from the fee-based, capital light business.
Global Lifestyle net income increased $11.0, or 27%, to $52.4 for First Quarter 2017 from $41.4 for First Quarter 2016, primarily due to $7.5 of one-time items, including client recoverables primarily from contractual benefits in certain international markets. Excluding these client recoverables, net income increased driven by higher contributions from extended service contracts and volume growth in vehicle service contracts, partially offset by less favorable mobile loss experience in Europe.
Net earned premiums and fees decreased $129.4, or 14%, to $804.9 for First Quarter 2017 compared with First Quarter 2016, due to a change in program structure for a large service contract client. Excluding this program structure change and the client recoverables, First Quarter 2017 revenue was approximately the same as the prior-year period as growth from vehicle protection contracts and international credit was offset by declines from legacy retail clients.
For 2017, we expect Global Lifestyle's net income to increase compared to 2016 as a result of improved performance in connected living driven primarily by growth in mobile, as well as higher contributions from our vehicle protection business and from expense savings initiatives. Declines in legacy North American credit insurance and retail clients are expected to continue. We expect net earned premiums, fees and other income to decrease compared to 2016, largely due to a change in program structure for a large service contract client. This new structure will have no impact on net income. Excluding this, net earned premiums, fees and other income are expected to increase from growth globally in our connected living and vehicle protection businesses. Foreign exchange volatility and variability in the mobile market will impact results.
Global Preneed net income increased $4.2, or 74%, to $9.9 for First Quarter 2017 from $5.7 for First Quarter 2016. The prior period included a $3.9 net adjustment related to additional reserves and the amortization of deferred acquisition costs for an older block of preneed policies. Excluding this adjustment, net income for the quarter increased slightly as higher investment income and expense savings initiatives were partially offset by an increase in mortality.
Net earned premiums and fees increased $1.5, or 4%, to $44.2 for First Quarter 2017 compared with First Quarter 2016, primarily due to modest growth in the preneed business.
For 2017, we expect Global Preneed's full year fees and other income and net income to increase compared to 2016 due to sales growth across North America and operational efficiencies.

Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets, our ability to manage our expenses and achieve expense savings and catastrophe losses. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including global connected living, multi-family housing, mortgage solutions, as well as vehicle protection services, and manage the pace of declines in placement rates in our lender-placed insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in exchange rates, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A—Critical Factors Affecting Results” in our 2016 Annual Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the three months ended March 31, 2017, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $29.0; net cash used in investing activities totaled $58.8 and net cash used in financing activities totaled $127.7. We had $874.5 in cash and cash equivalents as of March 31, 2017. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2016 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2016 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2017.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Net earned premiums	$1,050.3	$1,415.2
Fees and other income	340.2	357.7
Net investment income	120.6	135.7
Net realized gains on investments	3.4	161.7
Amortization of deferred gains and gains on disposal of businesses	37.0	47.6
Gain on pension plan curtailment	—	29.6
Total revenues	1,551.5	2,147.5
Benefits, losses and expenses:
Policyholder benefits	358.0	543.8
Selling, underwriting and general expenses	965.8	1,251.6
Interest expense	12.6	14.5
Total benefits, losses and expenses	1,336.4	1,809.9
Income before provision for income taxes	215.1	337.6
Provision for income taxes	71.3	117.2
Net income	$143.8	$220.4

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income
Net income decreased $76.6, or 35%, to $143.8 for First Quarter 2017, compared with $220.4 of net income for First Quarter 2016 primarily resulting from lower net realized gains on investments, mainly related to the sale of AEB as disclosed in Note 5 to the Consolidated Financial Statements, which declined by $102.9 on an after-tax basis. First Quarter 2016 also included a $19.2 (after-tax) one-time curtailment gain associated with our previously disclosed pension plan freeze, effective March 1, 2016. These items were partially offset by a $35.1 improvement associated with our Health run-off operations.

Global Housing
Overview
The table below presents information regarding Global Housing’s segment results of operations:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Net earned premiums	$436.4	$469.6
Fees and other income	95.3	107.8
Net investment income	19.2	18.3
Total revenues	550.9	595.7
Benefits, losses and expenses:
Policyholder benefits	163.3	179.5
Selling, underwriting and general expenses	291.6	300.8
Total benefits, losses and expenses	454.9	480.3
Segment income before provision for income taxes	96.0	115.4
Provision for income taxes	34.1	39.0
Segment net income	$61.9	$76.4
Net earned premiums, fees and other:
Lender-placed insurance	$305.6	$346.7
Multi-family housing	85.4	77.0
Mortgage solutions	60.9	75.9
Manufactured housing and other	79.8	77.8
Total	$531.7	$577.4
Ratios:
Combined ratio for risk-based businesses (1)	82.9%	80.7%
Pre-tax income margin for fee-based, capital-light businesses (2)	8.8%	11.0%

(1)
The combined ratio for risk-based businesses is equal to total policyholder benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums and fees and other income for lender-placed and manufactured housing and other businesses.

(2)
The pre-tax margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for multi-family housing and mortgage solutions.

Regulatory Matters
Please see Note 15 to the Consolidated Financial Statements included elsewhere in this Report for a description of Settlement Agreements relating to targeted market conduct examinations regarding the Company's lender-placed insurance products.
Lender-placed insurance products accounted for 57% and 60% of net earned premiums, fees and other income for First Quarter 2017 and First Quarter 2016, respectively. The approximate corresponding contributions to the segment net income in these periods were 63% and 70%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.
For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income
Segment net income decreased $14.5, or 19%, to $61.9 for First Quarter 2017 from $76.4 for First Quarter 2016, primarily due to lower revenue in our lender-placed homeowners insurance business and weaker performance in our mortgage solutions business, partially offset by lower catastrophe loss experience.

Total Revenues
Total revenues decreased $44.8, or 8%, to $550.9 for First Quarter 2017 from $595.7 for First Quarter 2016. The decrease was primarily due to lower revenue in our lender-placed homeowners insurance and mortgage solutions businesses. Net earned premiums decreased $33.2, or 7%, mainly due to the decline in lender-placed homeowners insurance premiums, which was primarily due to an expected decline in placement rates, and was partially offset by new client revenue in our lender-placed business. Fees and other income decreased $12.5, or 12%, mainly due to a decrease in mortgage solutions fee income, which was primarily due to weaker market conditions in valuation and field services and lower client volumes. These decreases were partially offset by an increase in premiums from the multi-family housing business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $25.4, or 5%, to $454.9 for First Quarter 2017 from $480.3 for First Quarter 2016. Total policyholder benefits decreased $16.2, or 9%, primarily due to lower reportable catastrophe losses of $6.1 for First Quarter 2017, which was partially offset by $5.2 in favorable development related to Hurricane Matthew losses, compared to $14.4 of reportable catastrophe losses for First Quarter 2016. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5.0, pre-tax and net of reinsurance. Selling, underwriting and general expenses decreased $9.2, or 3%, primarily due to lower net commissions and premium taxes, partially offset by higher expenses to onboard new client loans.

Global Lifestyle
Overview
The table below presents information regarding Global Lifestyle’ segment results of operations:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Net earned premiums	$595.8	$723.2
Fees and other income	209.1	211.1
Net investment income	26.5	26.9
Total revenues	831.4	961.2
Benefits, losses and expenses:
Policyholder benefits	148.6	162.1
Selling, underwriting and general expenses	605.7	739.1
Total benefits, losses and expenses	754.3	901.2
Segment income before provision for income taxes	77.1	60.0
Provision for income taxes	24.7	18.6
Segment net income	$52.4	$41.4
Net earned premiums, fees and other:
Global connected living (mobile and service contracts)	$512.2	$662.2
Global vehicle protection	174.8	165.9
Global credit and other	117.9	106.2
Total	$804.9	$934.3
Net earned premiums, fees and other:
Domestic	$506.3	$654.5
International	298.6	279.8
Total	$804.9	$934.3
Ratios:
Combined ratio for risk-based businesses (1)	92.2%	94.6%
Pre-tax income margin for fee-based, capital-light businesses (2)	7.1%	4.5%

(1)
The combined ratio for risk-based businesses is equal to total policyholder benefits, losses and expenses divided by net earned premiums and fees and other income for vehicle protection services, credit and other businesses.

(2)
The pre-tax income margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for connected living, including mobile, extended service contracts and assistance services.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income
Segment net income increased $11.0, or 27%, to $52.4 for First Quarter 2017 from $41.4 for First Quarter 2016. The increase was primarily due to $7.5 of one-time items, including client recoverables resulting primarily from contractual benefits in certain international markets. Excluding these client recoverables, net income increased driven by higher contributions from extended service contracts from original equipment manufacturer and other distribution channels and volume growth in vehicle service contracts, partially offset by less favorable mobile loss experience in Europe.
Total Revenues
Total revenues decreased $129.8, or 14%, to $831.4 for First Quarter 2017 from $961.2 for First Quarter 2016. Net earned premiums decreased $127.4, or 18%, due to a change in program structure in the fourth quarter of 2016 impacting the accounting for revenues on a gross instead of a net basis for a large service contract client. Excluding this program structure change and the client recoverables, First Quarter 2017 revenue was approximately the same as the prior-year period as growth from vehicle protection contracts and international credit was offset by declines from legacy extended service contracts from North American retailers and the continued runoff of our domestic credit insurance business and foreign exchange volatility. Fees and other income decreased $2.0, or 1%, primarily driven by lower volume from mobile repair and logistics business, partially offset by the aforementioned one-time items primarily in certain international markets.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $146.9, or 16%, to $754.3 for First Quarter 2017 from $901.2 for First Quarter 2016. Policyholder benefits decreased $13.5, or 8%, primarily driven by a change in program structure for a large service contract client mentioned earlier, declines from legacy extended service contracts from North American retailers, favorable experience from global extended service contracts and the continued runoff of our domestic credit insurance business. This decrease was partially offset by higher loss experience in our global mobile protection programs in Europe. Selling, underwriting and general expenses decreased $133.4, or 18%, primarily due to a change in program structure for a large service contract client, lower volume from mobile repair and logistics business, lower contributions from legacy extended service contracts from North American retailers and the continued runoff of our domestic credit business.

Global Preneed
Overview
The table below presents information regarding Global Preneed’s segment results of operations:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Net earned premiums	$14.6	$15.7
Fees and other income	29.6	27.0
Net investment income	64.2	62.1
Total revenues	108.4	104.8
Benefits, losses and expenses:
Policyholder benefits	66.2	64.7
Selling, underwriting and general expenses	27.5	31.2
Total benefits, losses and expenses	93.7	95.9
Segment income before provision for income taxes	14.7	8.9
Provision for income taxes	4.8	3.2
Segment net income	$9.9	$5.7

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income
Segment net income increased $4.2, or 74%, to $9.9 for First Quarter 2017 from $5.7 for First Quarter 2016. The increase was primarily due to a $3.9 net adjustment related to additional reserves and the amortization of deferred acquisition costs for an older block of preneed policies in First Quarter 2016, as well as higher investment income and expense savings initiatives. The decrease was partially offset by slightly higher mortality.
Total Revenues
Total revenues increased $3.6, or 3%, to $108.4 for First Quarter 2017 from $104.8 for First Quarter 2016. The increase was mainly due to growth in the preneed business and higher investment income due to growth in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $2.2, or 2%, to $93.7 for First Quarter 2017 from $95.9 for First Quarter 2016. This decrease was primarily due to the adjustment related to additional reserves and the amortization of deferred acquisition costs for an older block of preneed policies in First Quarter 2016 and lower general and administrative expenses in First Quarter 2017. This decrease was partially offset by higher incurred claims related to growth.

Assurant Employee Benefits
Overview
The table below presents information regarding AEB’s segment results of operations, through the sale date of March 1, 2016:

For the Three Months Ended March 31,
2016
Revenues:
Net earned premiums	$178.0
Fees and other income	4.2
Net investment income	17.3
Total revenues	199.5
Benefits, losses and expenses:
Policyholder benefits	118.4
Selling, underwriting and general expenses	64.3
Total benefits, losses and expenses	182.7
Segment income before provision for income taxes	16.8
Provision for income taxes	6.3
Segment net income	$10.5

On March 1, 2016, the Company sold its AEB segment to Sun Life Assurance Company of Canada, the wholly-owned subsidiary of Sun Life. For more information on the sale see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.
The amounts included in First Quarter 2016 represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Total Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations, a discussion of results for the periods presented has been excluded.

Total Corporate and Other
The table below presents information regarding the Total Corporate and Other segment’s results of operations:

	For the Three Months Ended March 31,
	2017			2016
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	3.5	3.5	$—	$28.7	$28.7
Fees and other income	4.9	1.3	6.2	2.5	5.1	7.6
Net investment income	9.6	1.1	10.7	7.2	3.9	11.1
Net realized gains on investments	3.4	—	3.4	161.7	—	161.7
Amortization of deferred gains and gains on disposal of businesses	37.0	—	37.0	47.6	—	47.6
Gain on pension plan curtailment	—	—	—	29.6	—	29.6
Total revenues	54.9	5.9	60.8	248.6	37.7	286.3
Benefits, losses and expenses:
Policyholder benefits	—	(20.1)	(20.1)	—	19.1	19.1
Selling, underwriting and general expenses	27.6	13.4	41.0	63.3	52.9	116.2
Interest expense	12.6	—	12.6	14.5	—	14.5
Total benefits, losses and expenses	40.2	(6.7)	33.5	77.8	72.0	149.8
Segment income (loss) before provision (benefit) for income taxes	14.7	12.6	27.3	170.8	(34.3)	136.5
Provision (benefit) for income taxes	3.0	4.7	7.7	57.2	(7.1)	50.1
Segment net income (loss)	$11.7	$7.9	$19.6	$113.6	$(27.2)	$86.4
Corporate & Other
For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income
Net income declined $101.9 to $11.7 for First Quarter 2017 compared with $113.6 for First Quarter 2016. The decrease was primarily due to lower net realized gains on investments, mainly related to the sale of our AEB segment as disclosed in Note 5 to the Consolidated Financial Statements, which declined by $102.9 on an after-tax basis, and a $19.2 (after-tax) one-time curtailment gain associated with our pension plan freeze during First Quarter 2016. Partially offsetting these items was a $17.3 (after-tax) loss on the sale of our AEB segment during First Quarter 2016, as well as lower employee-related costs and higher investment income in First Quarter 2017.
Total Revenues
Total revenues decreased $193.7 to $54.9 for First Quarter 2017 compared with $248.6 for First Quarter 2016. The decrease was primarily related to an additional $146.7 in net realized gains on investments related to the sale of our AEB segment and a $29.6 one-time curtailment gain associated with our pension plan freeze during First Quarter 2016.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $37.6 to $40.2 for First Quarter 2017 compared with $77.8 for First Quarter 2016. The decrease was primarily due to the $26.7 loss on retroactive reinsurance component related to the sale of our AEB segment during First Quarter 2016 and a slight decline in interest expense during First Quarter 2017 compared to First Quarter 2016.

Assurant Health

Assurant began to wind down its major medical operations in June 2015, and the Company substantially completed its exit of the health insurance market in 2016 and substantially completed the wind down in First Quarter 2017.

The Affordable Care Act
The Affordable Care Act introduced new and significant premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor (together, the “3 Rs”). These programs, discussed in further detail below, were meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

Reinsurance
As of March 31, 2017, we have no reinsurance recoverables on our consolidated balance sheets. During First Quarter 2017, we collected $32.9 under the 2015 program. As of March 31, 2017, we have no contributions payable recorded.
Risk Adjustment
As of March 31, 2017, we carried a $0.5 net risk adjustment payable on our consolidated balance sheets. During First Quarter 2017, we collected $1.7 under the 2014 program and $0.8 under the 2015 program.
Risk Corridor
As of March 31, 2017, we have not recorded a net receivable because payments from HHS under the 2015 program are unlikely.
For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income (Loss)
Segment results improved $35.1 to a net income of $7.9 for First Quarter 2017 from a net loss of $27.2 for First Quarter 2016. The improvement was primarily due to favorable reserve development during the continued run-off of operations and favorable settlements of risk adjustment and reinsurance net receivable balances established as of December 31, 2016 as compared to operating losses in the First Quarter 2016.
Total Revenues
Total revenues decreased $31.8 to $5.9 for First Quarter 2017 from $37.7 for First Quarter 2016. The decrease was mainly due to the substantial completion of our exit from the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $78.7 to a net gain of $6.7 for First Quarter 2017 from an expense of $72.0 for First Quarter 2016. Policyholder benefits decreased $39.2 primarily due to the reduction of in-force policies as a result of the exit from the health insurance market. Selling, underwriting and general expenses decreased $39.5, mostly related to a reduction of general expenses as we continue to runoff the business.

Investments
The Company had total investments of $11,453.6 and $11,479.0 as of March 31, 2017 and December 31, 2016, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $50.2 during First Quarter 2017, from $701.3 at December 31, 2016 to $751.5 at March 31, 2017. This increase was mainly due to a decrease in treasury yields and credit spreads.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2017		December 31, 2016
Aaa / Aa / A	$5,953.1	62.7%	$6,000.7	62.7%
Baa	2,905.6	30.6%	2,903.8	30.3%
Ba	415.4	4.4%	435.2	4.6%
B and lower	217.1	2.3%	232.4	2.4%
Total	$9,491.2	100.0%	$9,572.1	100.0%
Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2017	2016
Fixed maturity securities	$102.9	$111.8
Equity securities	5.9	6.8
Commercial mortgage loans on real estate	9.0	13.7
Policy loans	0.4	0.6
Short-term investments	1.8	0.6
Other investments	3.0	1.8
Cash and cash equivalents	3.2	5.0
Total investment income	126.2	140.3
Investment expenses	(5.6)	(4.6)
Net investment income	$120.6	$135.7
Net investment income decreased $15.1, or 11%, to $120.6 for First Quarter 2017 from $135.7 for First Quarter 2016. The decrease was primarily attributable to lower investment yields and lower invested assets.
As of March 31, 2017, the Company owned $104.0 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $93.9 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
For more information on the Company's investments, please see Notes 7 and 8 to the Consolidated Financial Statements, included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, see “Item 1A—Risk Factors—Risks Related to Our Industry—Changes in regulation may reduce our profitability and limit our growth” in our 2016 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In First Quarter 2017, the following actions were taken by the rating agencies:
A.M. Best

•	Withdrew the ratings of John Alden Life Insurance Company and Time Insurance Company (Assurant Health legal entities).

•	Ratings of all other rated entities were affirmed with a stable outlook.
Moody's Investor Services ("Moody's")

•	All ratings remain unchanged.
Standard and Poor’s (“S&P”)

•	All ratings remain unchanged.

No actions were taken on Assurant's debt rating and other financial strength ratings by any of the agencies and these ratings remain unchanged. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2016 Annual Report.
For 2017, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $319.0.

Liquidity
As of March 31, 2017, we had $604.4 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $719.5, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250.0 of the $604.4 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used or set aside for acquisitions, was approximately $43.0 for First Quarter 2017, which included $15.0 from Assurant Health and $28.0 from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments. In 2016, dividends, net of infusions, made to the holding company from its operating companies were $1,653.0, which includes approximately $893.8 of dividends from statutory insurance subsidiaries that received cash proceeds related to the sale of the AEB segment.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our stockholders of $134.4 and $994.8 during First Quarter 2017 and the year ended December 31, 2016, respectively. We expect 2017 dividends from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments to approximate segment net income, subject to the growth of the businesses, rating agency and regulatory capital requirements. In addition to the $15.0 received in First Quarter 2017, we also expect approximately $85.0 in dividends from legal entities associated with Assurant Health and AEB, subject to regulatory approval.
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
We paid dividends of $0.53 per common share on March 20, 2017 to stockholders of record as of February 27, 2017. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
During the First Quarter 2017, we repurchased 1,083,136 shares of our outstanding common stock at a cost of $104.7, exclusive of commissions. As of March 31, 2017, $578.1 remained under the current repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

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
The table below shows our recent net cash flows:

	For the Three Months Ended March 31,
Net cash (used in) provided by:	2017	2016
Operating activities (1)	$29.0	$(340.7)
Investing activities	(58.8)	1,133.0
Financing activities	(127.7)	(19.8)
Net change in cash	$(157.5)	$772.5

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
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
Net cash provided by (used in) operating activities was $29.0 and $(340.7) for First Quarter 2017 and First Quarter 2016, respectively. The increase in cash provided by operating activities was primarily due to prior year activity as Assurant Health was paying significant claims without a corresponding collection of premiums while in runoff.
Net cash (used in) provided by investing activities was $(58.8) and $1,133.0 for First Quarter 2017 and First Quarter 2016, respectively. The increase in cash used by investing activities was primarily due to the sale of the AEB segment, mainly through reinsurance transactions, to Sun Life in the prior year. Also contributing was an increase in purchases of fixed maturity securities and the acquisition of Green Tree Insurance Agency, Inc. This was partially offset by an increase in the sales of fixed maturity securities.
Net cash used in financing activities was $127.7 and $19.8 for First Quarter 2017 and First Quarter 2016, respectively. The increase in cash used in financing activities was primarily due to a prior year loan in the form of a Promissory Note with a single financial institution. This was partially offset by a decrease in the repurchase of our outstanding common stock.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Interest paid on debt	$24.0	$27.4
Common stock dividends	29.7	32.5
Total	$53.7	$59.9
Letters of Credit
In the normal course of business, we issue letters for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $18.2 and $17.2 of letters of credit outstanding as of March 31, 2017 and December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2017. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended March 31, 2017, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. See Note 15 to the Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that any pending matter is likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2016 Annual Report. There have been no material changes during First Quarter 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in millions, expect number of shares and per share amounts)
Period in 2017	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	378,136	$95.59	378,136	$646.8
February 1-29	248,000	96.58	248,000	622.8
March 1-31	457,000	97.80	457,000	578.1
Total	1,083,136	$96.75	1,083,136	$578.1

(1)
Shares purchased pursuant to the September 9, 2015 publicly announced share repurchase authorization of up to $750.0 of outstanding common stock, which was increased by an authorization announced on November 14, 2016 for the repurchase of up to an additional $600.0 of outstanding common stock. See Note 12 to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 4, 2017	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: May 4, 2017	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer