Form 10-Q
period 2017-06-30
ASSURANT INC
filed 2017-08-03
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at July 28, 2017 was 53,886,783.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,706.6 in 2017 and $8,870.8 in 2016)	$9,579.4	$9,572.1
Equity securities available for sale, at fair value (cost - $356.9 in 2017 and $381.8 in 2016)	413.9	421.4
Commercial mortgage loans on real estate, at amortized cost	624.0	624.0
Policy loans	37.7	38.5
Short-term investments	198.9	227.7
Other investments	786.3	595.3
Total investments	11,640.2	11,479.0
Cash and cash equivalents	848.2	1,032.0
Premiums and accounts receivable, net	1,336.3	1,218.0
Reinsurance recoverables	8,953.2	9,083.2
Accrued investment income	105.3	110.1
Deferred acquisition costs	3,326.6	3,267.4
Property and equipment, at cost less accumulated depreciation	355.5	343.6
Tax receivable	37.5	20.5
Goodwill	905.5	830.9
Value of business acquired	28.2	32.1
Other intangible assets, net	316.5	240.3
Other assets	426.8	359.7
Assets held in separate accounts	1,779.1	1,692.3
Total assets	$30,058.9	$29,709.1
Liabilities
Future policy benefits and expenses	$10,278.1	$10,112.9
Unearned premiums	6,718.3	6,626.5
Claims and benefits payable	3,093.3	3,301.2
Commissions payable	374.4	386.2
Reinsurance balances payable	118.7	95.3
Funds held under reinsurance	153.4	111.7
Deferred gains on disposal of businesses	170.1	232.2
Accounts payable and other liabilities	2,012.3	1,985.7
Debt	1,136.6	1,067.0
Liabilities related to separate accounts	1,779.1	1,692.3
Total liabilities	25,834.3	25,611.0
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 54,064,643 and 55,941,480 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1.5	1.5
Additional paid-in capital	3,172.4	3,175.9
Retained earnings	5,500.7	5,296.7
Accumulated other comprehensive income	236.9	94.6
Treasury stock, at cost; 96,251,219 and 94,041,583 shares at June 30, 2017 and December 31, 2016, respectively	(4,686.9)	(4,470.6)
Total stockholders’ equity	4,224.6	4,098.1
Total liabilities and stockholders’ equity	$30,058.9	$29,709.1

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,115.3	$1,202.3	$2,165.6	$2,617.5
Fees and other income	326.9	328.3	667.1	686.0
Net investment income	121.7	119.8	242.3	255.5
Net realized gains on investments, excluding other-than-temporary impairment losses	13.3	21.6	17.1	184.0
Total other-than-temporary impairment losses	(0.1)	—	(0.5)	(0.4)
Portion of net gain recognized in other comprehensive income, before taxes	—	—	—	(0.3)
Net other-than-temporary impairment losses recognized in earnings	(0.1)	—	(0.5)	(0.7)
Amortization of deferred gains and gains on disposal of businesses	23.4	125.8	60.4	173.4
Gain on pension plan curtailment	—	—	—	29.6
Total revenues	1,600.5	1,797.8	3,152.0	3,945.3
Benefits, losses and expenses
Policyholder benefits	416.4	400.8	774.4	944.6
Amortization of deferred acquisition costs and value of business acquired	346.7	342.7	661.2	677.0
Underwriting, general and administrative expenses	646.3	803.6	1,297.6	1,720.9
Interest expense	12.4	15.2	25.0	29.7
Total benefits, losses and expenses	1,421.8	1,562.3	2,758.2	3,372.2
Income before provision for income taxes	178.7	235.5	393.8	573.1
Provision for income taxes	58.5	66.2	129.8	183.4
Net income	$120.2	$169.3	$264.0	$389.7
Earnings Per Share
Basic	$2.18	$2.72	$4.74	$6.12
Diluted	$2.16	$2.70	$4.71	$6.06
Dividends per share	$0.53	$0.50	$1.06	$1.00
Share Data
Weighted average shares outstanding used in basic per share calculations	55,230,367	62,244,778	55,713,172	63,665,856
Plus: Dilutive securities	279,531	478,514	361,980	608,153
Weighted average shares used in diluted per share calculations	55,509,898	62,723,292	56,075,152	64,274,009
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$120.2	$169.3	$264.0	$389.7
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(40.7), $(62.5), $(57.7) and $(77.3), respectively	73.9	115.9	106.3	145.8
Change in other-than-temporary impairment gains, net of taxes of $0.8, $(0.1), $1.0 and $0.6, respectively	(1.5)	0.2	(1.8)	(1.1)
Change in foreign currency translation, net of taxes of $(0.9), $(0.1), $(1.3) and $(1.7), respectively	15.7	(14.5)	37.5	(2.7)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.3), $(0.2), $(0.2) and $(35.9), respectively	0.5	0.4	0.3	66.6
Total other comprehensive income	88.6	102.0	142.3	208.6
Total comprehensive income	$208.8	$271.3	$406.3	$598.3
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2016 through June 30, 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in millions)
Balance at December 31, 2016	$1.5	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$4,098.1
Stock plan exercises	—	(14.8)	—	—	—	(14.8)
Stock plan compensation	—	11.3	—	—	—	11.3
Dividends	—	—	(60.0)	—	—	(60.0)
Acquisition of common stock	—	—	—	—	(216.3)	(216.3)
Net income	—	—	264.0	—	—	264.0
Other comprehensive income	—	—	—	142.3	—	142.3
Balance, June 30, 2017	$1.5	$3,172.4	$5,500.7	$236.9	$(4,686.9)	$4,224.6

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
	(in millions)
Net cash used in operating activities	$(0.3)	$(323.8)
Investing activities
Sales of:
Fixed maturity securities available for sale	1,653.4	1,270.3
Equity securities available for sale	43.8	152.5
Other invested assets	35.5	15.8
Subsidiary, net of cash transferred (1)	—	857.8
Commercial mortgage loans on real estate	—	268.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	448.2	420.1
Commercial mortgage loans on real estate	69.0	44.7
Purchases of:
Fixed maturity securities available for sale	(1,880.8)	(2,018.4)
Equity securities available for sale	(14.7)	(134.5)
Commercial mortgage loans on real estate	(69.0)	(33.9)
Other invested assets	(157.2)	(38.8)
Property and equipment and other	(31.1)	(47.7)
Subsidiaries, net of cash transferred (2)	(127.4)	(19.7)
Change in short-term investments	34.8	6.5
Other	(0.8)	2.1
Net cash provided by investing activities	3.7	745.6
Financing activities
Issuance of debt (3)	69.0	249.7
Repayment of debt	—	(250.0)
Change in tax benefit from share-based payment arrangements	—	7.9
Acquisition of common stock	(218.6)	(445.6)
Dividends paid	(60.0)	(65.0)
Withholding on stock based compensation	17.3	22.1
Net cash used in financing activities	(192.3)	(480.9)
Effect of exchange rate changes on cash and cash equivalents	5.1	(2.4)
Adjustments for cash included in business classified as held for sale	—	5.9
Change in cash and cash equivalents	(183.8)	(55.6)
Cash and cash equivalents at beginning of period	1,032.0	1,288.3
Cash and cash equivalents at end of period	$848.2	$1,232.7

(1)	Primarily relates to the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions.

(2)	2017 primarily includes the acquisition of Green Tree Insurance Agency, Inc.

(3)	Refer to Note 7- Investments for additional information regarding 2017 activity.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
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
The interim financial data as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation.
Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Recent Accounting Pronouncements
Adopted
On April 1, 2017, the Company early adopted the amended guidance to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. Such guidance would have been required to be adopted in 2019. Since the Company’s current policy is to amortize premiums on callable debt securities to the earliest call date, at the date of adoption there was no impact to the Company’s financial position or results of operations.
On January 1, 2017, the Company adopted the amended guidance on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 1 to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. The Company is adopting this guidance on a prospective basis as a change in accounting principle, therefore at the date of adoption there is no impact to the Company’s financial position or results of operations.
On January 1, 2017, the Company adopted the amended guidance on accounting for employee share-based stock compensation. The updated guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. Upon adoption the Company recognizes excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The earnings impact of the adoption did not have a material impact on the Company’s financial results of operations. The updated guidance allows companies a policy election with regard to forfeitures and the Company has elected to continue its existing practice of estimating the number of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

awards that will be forfeited. As required in the updated guidance, the Company will present cash flows related to employee withholding taxes as financing activities as opposed to operating activities, on a retrospective basis, which resulted in the reclassification of $17.3 and $22.1 in the consolidated statements of cash flows for the periods ending June 30, 2017 and 2016, respectively.
Not Yet Adopted
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
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

Therefore, the Company is required to adopt the guidance on January 1, 2018. Upon adoption, all common and preferred stocks will be measured at fair value through the income statement as we have not elected the fair value measurement alternative in cases where there is not a readily determinable market price. The potential impact of this amended measurement and classification of financial instruments guidance on the Company’s financial position and results of operations will be determined based on the market values of the common and preferred stocks on the date of adoption.
In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of the amended guidance to 2018 for public companies. Further amendments and technical corrections were made to the amended guidance during 2016. The amended guidance, which the Company will adopt effective January 1, 2018, affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance contracts are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The amended guidance creates a five step approach that emphasizes the recognition of revenue when the performance obligations are met in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive. This guidance may be adopted using the full retrospective method, whereby the amended guidance is applied to each prior period presented and the cumulative effect of applying the amended guidance is recognized at the beginning of the earliest period presented or the modified retrospective approach, whereby the cumulative effect of applying the amended guidance is recognized at the beginning of the year of adoption and the comparative information is not restated and continues to be reported under the accounting standards in effect for those periods.
The Company is progressing through its process to implement the amended revenue recognition guidance. The Company has assessed its revenue streams to identify those contracts that are excluded from the scope of the standard and those that are subject to the new standard. The Company has identified that approximately 40% of its 2016 reported revenues are in scope of the new standard. The in-scope revenues include service contract revenues written by non-insurance companies, which are currently reported in net earned premiums, and will likely be disclosed as part of a new category of revenue as a result of adoption of the new standard. The Company has selected a representative sample of contracts from the more significant in-scope product lines for review under the new standard (“key contracts”) to identify revenues that should be separately disclosed or earned using a different recognition period. The review of such key contracts is nearly complete. The Company is currently grouping the remaining contracts with similar features based on the conclusions reached with the key contracts review and is in the process of performing additional review of specific contracts with unique features that require separate assessment. Based on the work completed to date, the Company does not expect the implementation of the amended guidance to have an impact on the timing of revenue recognition for the majority of its in-scope revenue streams. While significant progress has been made, the Company is still evaluating the impact of the amended revenue recognition standard on its financial position and results of operations and related disclosures.

4. Segment Information
As of June 30, 2017, the Company had four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (CEO and COO) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
•Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multi-family housing); and valuation and field services (referred to as mortgage solutions).
•Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as Connected Living); vehicle protection services and credit insurance.
•Global Preneed: provides pre-funded funeral insurance.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
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
The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2017
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$442.4	$656.0	$15.2	$—	$1.7	$1.7	$1,115.3
Fees and other income	107.8	180.0	31.1	6.9	1.1	8.0	326.9
Net investment income	16.8	26.4	65.0	9.8	3.7	13.5	121.7
Net realized gains on investments	—	—	—	13.2	—	13.2	13.2
Amortization of deferred gains and gains on disposal of businesses	—	—	—	23.4	—	23.4	23.4
Total revenues	567.0	862.4	111.3	53.3	6.5	59.8	1,600.5
Benefits, losses and expenses
Policyholder benefits (1)	188.2	178.1	61.9	—	(11.8)	(11.8)	416.4
Amortization of deferred acquisition costs and value of business acquired	46.8	283.6	16.3	—	—	—	346.7
Underwriting, general and administrative expenses	247.5	340.6	14.3	29.9	14.0	43.9	646.3
Interest expense	—	—	—	12.4	—	12.4	12.4
Total benefits, losses and expenses	482.5	802.3	92.5	42.3	2.2	44.5	1,421.8
Segment income before provision for income tax	84.5	60.1	18.8	11.0	4.3	15.3	178.7
Provision for income taxes	28.3	19.9	6.0	3.5	0.8	4.3	58.5
Segment income after tax	$56.2	$40.2	$12.8	$7.5	$3.5	$11.0
Net income							$120.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$451.3	$739.2	$16.1	$—	$(4.3)	$(4.3)	$1,202.3
Fees and other income	109.8	175.7	27.2	7.3	8.3	15.6	328.3
Net investment income	17.9	26.3	61.9	11.7	2.0	13.7	119.8
Net realized gains on investments (2)	—	—	—	21.6	—	21.6	21.6
Amortization of deferred gains and gains on disposal of businesses (3)	—	—	—	125.8	—	125.8	125.8
Total revenues	579.0	941.2	105.2	166.4	6.0	172.4	1,797.8
Benefits, losses and expenses
Policyholder benefits (1)	202.7	161.0	61.2	—	(24.1)	(24.1)	400.8
Amortization of deferred acquisition costs and value of business acquired	59.7	267.5	15.5	—	—	—	342.7
Underwriting, general and administrative expenses	231.9	464.2	11.7	58.0	37.8	95.8	803.6
Interest expense	—	—	—	15.2	—	15.2	15.2
Total benefits, losses and expenses	494.3	892.7	88.4	73.2	13.7	86.9	1,562.3
Segment income (loss) before provision (benefit) for income tax	84.7	48.5	16.8	93.2	(7.7)	85.5	235.5
Provision (benefit) for income taxes	27.8	(1.6)	5.5	36.8	(2.3)	34.5	66.2
Segment income (loss) after tax	$56.9	$50.1	$11.3	$56.4	$(5.4)	$51.0
Net income							$169.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2017
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$878.8	$1,251.8	$29.8	$—	$5.2	$5.2	$2,165.6
Fees and other income	203.1	389.1	60.7	11.8	2.4	14.2	667.1
Net investment income	36.0	52.9	129.2	19.4	4.8	24.2	242.3
Net realized gains on investments	—	—	—	16.6	—	16.6	16.6
Amortization of deferred gains and gains on disposal of businesses	—	—	—	60.4	—	60.4	60.4
Total revenues	1,117.9	1,693.8	219.7	108.2	12.4	120.6	3,152.0
Benefits, losses and expenses
Policyholder benefits (1)	351.5	326.7	128.1	—	(31.9)	(31.9)	774.4
Amortization of deferred acquisition costs and value of business acquired	97.7	534.6	28.9	—	—	—	661.2
Underwriting, general and administrative expenses	488.2	695.3	29.2	57.5	27.4	84.9	1,297.6
Interest expense	—	—	—	25.0	—	25.0	25.0
Total benefits, losses and expenses	937.4	1,556.6	186.2	82.5	(4.5)	78.0	2,758.2
Segment income before provision for income tax	180.5	137.2	33.5	25.7	16.9	42.6	393.8
Provision for income taxes	62.4	44.6	10.8	6.5	5.5	12.0	129.8
Segment income after tax	$118.1	$92.6	$22.7	$19.2	$11.4	$30.6
Net income							$264.0
	As of June 30, 2017

Segment assets:	$3,744.7	$9,106.9	$6,701.8	$10,364.3	$141.2	$10,505.5	$30,058.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits (4)	Consolidated
Revenues
Net earned premiums	920.9	1,462.4	31.8	—	24.4	24.4	178.0	2,617.5
Fees and other income	217.6	386.8	54.2	9.8	13.4	23.2	4.2	686.0
Net investment income	36.2	53.2	124.0	18.9	5.9	24.8	17.3	255.5
Net realized gains on investments (2)	—	—	—	183.3	—	183.3	—	183.3
Amortization of deferred gains and gains on disposal of businesses (3)	—	—	—	173.4	—	173.4	—	173.4
Gain on pension plan curtailment	—	—	—	29.6	—	29.6	—	29.6
Total revenues	1,174.7	1,902.4	210.0	415.0	43.7	458.7	199.5	3,945.3
Benefits, losses and expenses
Policyholder benefits (1)	382.2	323.1	125.9	—	(5.0)	(5.0)	118.4	944.6
Amortization of deferred acquisition costs and value of business acquired	119.1	520.5	31.6	—	—	—	5.8	677.0
Underwriting, general and administrative expenses	473.3	950.3	26.8	121.3	90.7	212.0	58.5	1,720.9
Interest expense	—	—	—	29.7	—	29.7	—	29.7
Total benefits, losses and expenses	974.6	1,793.9	184.3	151.0	85.7	236.7	182.7	3,372.2
Segment income (loss) before provision (benefit) for income tax	200.1	108.5	25.7	264.0	(42.0)	222.0	16.8	573.1
Provision (benefit) for income taxes	66.8	17.0	8.7	94.0	(9.4)	84.6	6.3	183.4
Segment income (loss) after tax	133.3	91.5	17.0	170.0	(32.6)	137.4	10.5
Net income								389.7

(1)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the three months ended June 30, 2017 and 2016, the premium deficiency reserve liability decreased $9.2 and $12.2, respectively. For the six months ended June 30, 2017 and 2016, the premium deficiency reserve liability decreased $21.9 and increased $1.4, respectively. In addition, there was favorable claims development experienced through June 30, 2017, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

(2)	Six months ended June 30, 2016 includes $146.7 of net realized gains related to assets transferred to Sun Life as part of the AEB sale on March 1, 2016.

(3)
The three months ended June 30, 2017 and 2016 include $20.6 and $122.8, respectively, and the six months ended June 30, 2017 and 2016 include $54.8 and $167.4, respectively, related to the amortization of deferred gains and gains related to the AEB sale on March 1, 2016.

(4)	AEB amounts represent the results of operations prior to the sale on March 1, 2016.

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
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

The reinsurance transaction does not extinguish the Company's primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also has an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal. The transition agreements between the Company and Sun Life are subject to amendment based on agreement between the parties.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components. Most of the expected gains resulting from the transaction related to our compensation for the inforce policies (prospective component), sales of net assets underlying the continuing business, as well as the future compensation for our performance obligations to write and renew certain policies for a period of time. The reinsurance for existing claims liabilities (retroactive component) resulted in a loss when considering the amounts paid for reinsurance premiums (assets we transferred to Sun Life) exceeded the recorded liabilities related to the underlying reinsurance contracts. The Company also recognized realized gains associated with the fair value of assets transferred to Sun Life (which offset losses on the retroactive component). Based on the allocation of the consideration and the resultant gains and losses, most of the gains are expected to be recognized over the next several years.
The terms “deferred gain” and "amortization of deferred gain" broadly reflect the multiple transaction elements and earnings thereof, inclusive of the expected and actual income resulting from the reinsurance subject to prospective accounting, income expected to be earned related to the deferred gains associated with long-duration contracts, and the expected recognition of deferred revenues associated with our performance obligations.
The total deferred gain amount (representing $520.4 of the total $656.5 of original estimated gains) has been and will continue to be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. The ultimate amortization pattern will be dependent on a number of factors including the timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.
The following represents a summary of the pre-tax gain recognized during the three and six months ended June 30, 2017 and 2016 by transaction component, as well as the related classification within the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain on sale of entities, net of transaction costs	$—	$—	$—	$41.1
Novations, resulting in recognized gains (a)	—	—	—	60.9
Loss on retroactive reinsurance component, before realized gains (b)	—	—	—	(128.7)
Net loss prior to realized gains on transferred securities supporting retroactive component (c)	—	—	—	(26.7)
Realized gains on transferred securities supporting retroactive component (b)	—	—	—	146.7
Amortization of deferred gains (d)	20.6	122.8	54.8	167.4
Total	$20.6	$122.8	$54.8	$287.4

(a)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

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

(d)
Amount classified as amortization of deferred gains and gains on disposal of businesses within the consolidated statements of operations. The six months ended June 30, 2017 amount includes subsequent novations of $1.4 that allowed immediate gain recognition.

The remaining unamortized deferred gain as of June 30, 2017 was $101.3. The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known, and will adjust the prospective revenue to be recognized accordingly.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

6. Acquisitions
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Holdings, Corp. and its subsidiaries Green Tree Insurance Agency and Green Tree Insurance Agency Reinsurance Limited (collectively “Green Tree”) for $125.0 in cash with a potential earn-out of up to $25.0, based on future performance. Green Tree sells housing protection products, including voluntary homeowners’ and manufactured housing policies, and other insurance products. In connection with the acquisition, the Company recorded $10.4 of net liabilities, $77.5 of agency relationship and renewal rights intangible assets, all of which are amortizable over periods ranging from 7 to 16 years, and $57.9 of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill is future expected growth of this business and operating synergies within Global Housing. During the second quarter, the Company recorded an adjustment to the opening balance sheet to increase net liabilities and goodwill by $2.7 resulting in adjusted opening balances of $13.1 and $60.6, respectively, as a result of additional information received related to the Company's purchase accounting estimates.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity and equity securities as of the dates indicated:

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$177.3	$3.6	$(0.5)	$180.4	$—
States, municipalities and political subdivisions	394.3	29.1	(0.2)	423.2	—
Foreign governments	522.5	74.4	(0.2)	596.7	—
Asset-backed	47.0	1.1	(0.1)	48.0	1.1
Commercial mortgage-backed	41.9	0.3	(1.0)	41.2	—
Residential mortgage-backed	1,122.4	41.4	(6.2)	1,157.6	11.6
U.S. corporate	4,695.5	546.2	(4.1)	5,237.6	16.2
Foreign corporate	1,705.7	191.1	(2.1)	1,894.7	—
Total fixed maturity securities	$8,706.6	$887.2	$(14.4)	$9,579.4	$28.9
Equity securities:
Common stocks	$7.9	$7.1	$—	$15.0	$—
Non-redeemable preferred stocks	349.0	50.2	(0.3)	398.9	—
Total equity securities	$356.9	$57.3	$(0.3)	$413.9	$—

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$172.8	$3.4	$(1.3)	$174.9	$—
States, municipalities and political subdivisions	446.9	29.6	(0.4)	476.1	—
Foreign governments	508.9	60.5	(0.9)	568.5	—
Asset-backed	2.6	1.2	(0.1)	3.7	1.1
Commercial mortgage-backed	39.3	0.1	(1.0)	38.4	—
Residential mortgage-backed	1,071.2	38.1	(8.0)	1,101.3	12.8
U.S. corporate	5,022.7	454.1	(15.6)	5,461.2	15.6
Foreign corporate	1,606.4	147.2	(5.6)	1,748.0	2.2
Total fixed maturity securities	$8,870.8	$734.2	$(32.9)	$9,572.1	$31.7
Equity securities:
Common stocks	$11.9	$8.9	$—	$20.8	$—
Non-redeemable preferred stocks	369.9	31.8	(1.1)	400.6	—
Total equity securities	$381.8	$40.7	$(1.1)	$421.4	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S. and Puerto Rico, with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $201.5 and $215.3, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2017 and December 31, 2016, revenue bonds account for 48% and 46% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. As of June 30, 2017, approximately 79%, 12% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. As of December 31, 2016, approximately 78%, 11% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 2% and 3% of the Company's foreign government securities as of June 30, 2017 and December 31, 2016, respectively.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $724.6 with a net unrealized gain of $72.4 as of June 30, 2017 and $693.3 with a net unrealized gain of $54.2 as of December 31, 2016. Approximately 24% and 23% of the corporate European exposure is held in the financial industry as of June 30, 2017 and December 31, 2016, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate securities as of June 30, 2017 and December 31, 2016. Approximately 7% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support related foreign-denominated liabilities of the Company's international businesses. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $641.2 with a net unrealized gain of $60.8 as of June 30, 2017 and $641.9 with a net unrealized gain of $51.6 as of December 31, 2016. Approximately 85% and 84% of the energy exposure is rated as investment grade as of June 30, 2017 and December 31, 2016, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$268.6	$271.9
Due after one year through five years	1,670.4	1,730.4
Due after five years through ten years	1,889.0	1,985.0
Due after ten years	3,667.3	4,345.3
Total	7,495.3	8,332.6
Asset-backed	47.0	48.0
Commercial mortgage-backed	41.9	41.2
Residential mortgage-backed	1,122.4	1,157.6
Total	$8,706.6	$9,579.4

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$11.9	$6.7	$14.5	$145.8
Equity securities	1.5	3.3	3.8	13.1
Commercial mortgage loans on real estate	—	9.0	—	21.5
Other investments	(0.1)	2.6	(1.2)	3.6
Total net realized gains related to sales and other (a)	13.3	21.6	17.1	184.0
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	—	(0.4)	(0.7)
Other investments	(0.1)	—	(0.1)	—
Total net realized losses related to other-than- temporary impairments	(0.1)	—	(0.5)	(0.7)
Total net realized gains	$13.2	$21.6	$16.6	$183.3

(a)	Six months ended June 30, 2016 net gains includes $146.7 related to the sale of AEB as described in Note 5.
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$100.9	$(0.5)	$—	$—	$100.9	$(0.5)
States, municipalities and political subdivisions	4.9	(0.2)	—	—	4.9	(0.2)
Foreign governments	26.9	(0.2)	—	—	26.9	(0.2)
Asset-backed	—	—	1.1	(0.1)	1.1	(0.1)
Commercial mortgage-backed	31.4	(1.0)	—	—	31.4	(1.0)
Residential mortgage-backed	269.9	(6.1)	2.1	(0.1)	272.0	(6.2)
U.S. corporate	313.4	(3.2)	21.2	(0.9)	334.6	(4.1)
Foreign corporate	165.4	(1.8)	3.5	(0.3)	168.9	(2.1)
Total fixed maturity securities	$912.8	$(13.0)	$27.9	$(1.4)	$940.7	$(14.4)
Equity securities:
Non-redeemable preferred stocks	$3.4	$(0.3)	$—	$—	$3.4	$(0.3)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
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

Total gross unrealized losses represent approximately 2% of the aggregate fair value of the related securities as of June 30, 2017 and December 31, 2016. Approximately 90% and 89% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of June 30, 2017 and December 31, 2016, respectively. The total gross unrealized losses are comprised of 482 and 796 individual securities as of June 30, 2017 and December 31, 2016, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of June 30, 2017 and December 31, 2016.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of June 30, 2017, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon, and Texas. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 to $12.5 as of June 30, 2017 and from less than $0.1 to $12.6 as of December 31, 2016.
Variable Interest Entities ("VIE")
A VIE is a legal entity which does not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest. A company is considered the primary beneficiary of, and therefore must consolidate, a VIE if it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
In January 2017, one of our subsidiaries registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser and such subsidiary (or one of its affiliates) intends to manage and invest in collateralized loan obligations (“CLO”), and other forms of investment activities. In connection with the planned formation of a new CLO structure, a special purpose entity ("SPE") was formed and capitalized with $40.0 in equity from the Company’s wholly owned subsidiaries to begin purchasing senior secured leveraged loans. In second quarter 2017, the SPE entered into a short-term warehousing credit facility to fund the purchase of additional senior secured leveraged loans. The warehousing credit facility agreement allows for a maximum commitment of up to $350.0. The Company determined that the SPE is a VIE and consolidated the SPE because the Company was deemed to be the primary beneficiary of this entity due to (i) its role as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the SPE, and (ii) its economic interest in the entity, which exposes it to losses and the right to receive benefits that could potentially be significant to the SPE.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

In the consolidated balance sheet as of June 30, 2017, the Company recorded $166.1 in Other investments related to the senior secured leverage loans at fair value in the SPE and $126.7 of liabilities (consisting of $57.7 in Accounts payable and other liabilities and $69.0 in Debt) related to obligations from unsettled senior secured leverage loan purchases and debt related to the warehousing credit facility. The assets of the SPE are legally isolated from the creditors of the Company and can only be used to settle the obligations of the SPE. The liabilities of the SPE are non-recourse to the Company and the Company has no obligations to satisfy the liabilities of the SPE. Upon the anticipated closing of the CLO structure, all warehoused assets are expected to be transferred to the permanent CLO structure and the warehousing credit facility to be repaid.

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
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	June 30, 2017
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.4	$—		$180.4		$—
State, municipalities and political subdivisions	423.2	—		423.2		—
Foreign governments	596.7	1.1		595.6		—
Asset-backed	48.0	—		2.9		45.1
Commercial mortgage-backed	41.2	—		9.8		31.4
Residential mortgage-backed	1,157.6	—		1,157.6		—
U.S. corporate	5,237.6	—		5,189.0		48.6
Foreign corporate	1,894.7	—		1,844.7		50.0
Equity securities:
Common stocks	15.0	14.3		0.7		—
Non-redeemable preferred stocks	398.9	—		396.6		2.3
Short-term investments	198.9	72.2	(2)	126.7		—
Other investments	436.7	71.4	(1)	364.1	(3)	1.2	(4)
Cash equivalents	447.2	424.9	(2)	22.3		—
Other assets	3.0	—		—		3.0	(5)
Assets held in separate accounts	1,740.5	1,562.8	(1)	177.7	(3)	—
Total financial assets	$12,819.6	$2,146.7		$10,491.3		$181.6

Financial Liabilities
Other liabilities	$136.7	$71.4	(1)	$5.6	(5)	$59.7	(6)
Liabilities related to separate accounts	1,740.5	1,562.8	(1)	177.7	(3)	—
Total financial liabilities	$1,877.2	$1,634.2		$183.3		$59.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

	December 31, 2016
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$174.9	$—		$174.9		$—
State, municipalities and political subdivisions	476.1	—		476.1		—
Foreign governments	568.5	1.0		567.5		—
Asset-backed	3.7	—		3.7		—
Commercial mortgage-backed	38.4	—		10.6		27.8
Residential mortgage-backed	1,101.3	—		1,101.3		—
U.S. corporate	5,461.2	—		5,416.7		44.5
Foreign corporate	1,748.0	—		1,714.7		33.3
Equity securities:
Common stocks	20.8	20.1		0.7		—
Non-redeemable preferred stocks	400.6	—		398.4		2.2
Short-term investments	227.7	52.7	(2)	175.0		—
Other investments	265.1	64.9	(1)	196.7	(3)	3.5	(4)
Cash equivalents	646.6	644.6	(2)	2.0		—
Other assets	0.6	—		0.3	(5)	0.3	(5)
Assets held in separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial assets	$12,783.7	$2,256.2		$10,415.9		$111.6

Financial Liabilities
Other liabilities	$119.9	$64.9	(1)	$0.9	(5)	$54.1	(6)
Liabilities related to separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial liabilities	$1,770.1	$1,537.8		$178.2		$54.1

(1)	Mainly includes mutual funds.

(2)	Mainly includes money market funds.

(3)	Mainly includes fixed maturity securities.

(4)	Mainly includes fixed maturity securities and other derivatives.

(5)	Mainly includes other derivatives.

(6)	Mainly includes contingent consideration liabilities related to business combinations and other derivatives.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	June 30, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$624.0	$635.5	$—	$—	$635.5
Policy loans	37.7	37.7	37.7	—	—
Other investments	42.0	42.0	—	—	42.0
Total financial assets	$703.7	$715.2	$37.7	$—	$677.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$641.6	$654.0	$—	$—	$654.0
Funds withheld under reinsurance	153.4	153.4	153.4	—	—
Debt	1,136.6	1,246.4	—	1,246.4	—
Total financial liabilities	$1,931.6	$2,053.8	$153.4	$1,246.4	$654.0

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$624.0	$634.9	$—	$—	$634.9
Policy loans	38.5	38.5	38.5	—	—
Other investments	36.3	36.3	—	—	36.3
Total financial assets	$698.8	$709.7	$38.5	$—	$671.2
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$651.0	$680.4	$—	$—	$680.4
Funds withheld under reinsurance	111.7	111.7	111.7	—	—
Debt	1,067.0	1,159.7	—	1,159.7	—
Total financial liabilities	$1,829.7	$1,951.8	$111.7	$1,159.7	$680.4

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
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
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.4 as of June 30, 2017 and $0.3 as of December 31, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
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

	For the Six Months Ended June 30,
	2017	2016
Claims and benefits payable, at beginning of period	$3,301.2	$3,896.7
Less: Reinsurance ceded and other	(2,718.2)	(1,496.5)
Net claims and benefits payable, at beginning of period	583.0	2,400.2
Incurred losses and loss adjustment expenses related to:
Current year	856.3	1,094.7
Prior year's interest	—	9.9
Prior years	(60.0)	(167.8)
Total incurred losses and loss adjustment expenses	796.3	936.8
Paid losses and loss adjustment expenses related to:
Current year	556.0	722.1
Prior years	262.8	1,974.5
Total paid losses and loss adjustment expenses	818.8	2,696.6
Net claims and benefits payable, at end of period	560.5	640.4
Plus: Reinsurance ceded and other	2,532.8	2,636.3
Claims and benefits payable, at end of period	$3,093.3	$3,276.7

The Company experienced favorable development in both six month periods presented in the roll forward table above. Favorable development from the six months ended June 30, 2016 was comparatively higher than the six months ended June 30, 2017, due primarily to the favorable development on the AEB business sold during the first quarter of 2016 and the runoff of the Assurant Health business. AEB contributed $42.5 to the favorable development during the six months ended June 30, 2016. Assurant Health contributed $7.8 and $47.7 to the favorable development as of June 30, 2017 and 2016, respectively. Global Housing and Global Lifestyle contributed $51.7 and $77.1 to the favorable development during the six months ended June 30, 2017 and 2016, respectively. Overall, Global Housing favorable development decreased in 2017 due to the moderating favorable trend in theft and vandalism claims across lender-placed homeowners products, partially offset by $5.2 of favorable development related to Hurricane Matthew. Within Global Lifestyle, favorable development decreased among extended service contracts and credit insurance products, some of which is contractually subject to retrospective commission payments. The reduction was attributable to changing client mix and consideration of prior development trends when setting year-end 2016 reserves.
10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2017
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2017	$(300.3)	$491.7	$20.3	$(63.4)	$148.3
Change in accumulated other comprehensive income (loss) before reclassifications	15.7	80.9	(1.5)	—	95.1
Amounts reclassified from accumulated other comprehensive income	—	(7.0)	—	0.5	(6.5)
Net current-period other comprehensive income (loss)	15.7	73.9	(1.5)	0.5	88.6
Balance at June 30, 2017	$(284.6)	$565.6	$18.8	$(62.9)	$236.9

	Three Months Ended June 30, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2016	$(258.9)	$525.3	$21.1	$(62.4)	$225.1
Change in accumulated other comprehensive (loss) income before reclassifications	(14.5)	120.3	0.2	—	106.0
Amounts reclassified from accumulated other comprehensive income	—	(4.4)	—	0.4	(4.0)
Net current-period other comprehensive (loss) income	(14.5)	115.9	0.2	0.4	102.0
Balance at June 30, 2016	$(273.4)	$641.2	$21.3	$(62.0)	$327.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2017
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive income (loss) before reclassifications	37.5	117.1	(1.8)	—	152.8
Amounts reclassified from accumulated other comprehensive income	—	(10.8)	—	0.3	(10.5)
Net current-period other comprehensive income (loss)	37.5	106.3	(1.8)	0.3	142.3
Balance at June 30, 2017	$(284.6)	$565.6	$18.8	$(62.9)	$236.9

	Six Months Ended June 30, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2015	$(270.7)	$495.4	$22.4	$(128.6)	$118.5
Change in accumulated other comprehensive (loss) income before reclassifications	(2.7)	246.3	(1.4)	85.0	327.2
Amounts reclassified from accumulated other comprehensive income	—	(100.5)	0.3	(18.4)	(118.6)
Net current-period other comprehensive (loss) income	(2.7)	145.8	(1.1)	66.6	208.6
Balance at June 30, 2016	$(273.4)	$641.2	$21.3	$(62.0)	$327.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2017	2016
Unrealized gains on securities	$(10.8)	$(6.7)	Net realized gains on investments, excluding other-than-temporary impairment losses
	3.8	2.3	Provision for income taxes
	$(7.0)	$(4.4)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.8	$0.6	(1)
	(0.3)	(0.2)	Provision for income taxes
	$0.5	$0.4	Net of tax
Total reclassifications for the period	$(6.5)	$(4.0)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2017	2016
Unrealized gains on securities	$(16.7)	$(154.6)	Net realized gains on investments, excluding other-than-temporary impairment losses
	5.9	54.1	Provision for income taxes
	(10.8)	(100.5)	Net of tax
OTTI	—	0.4	Portion of net loss recognized in other comprehensive income, before taxes
	—	(0.1)	Provision for income taxes
	$—	$0.3	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Settlement gain	$(0.6)	$—	Settlement gain
Amortization of net loss	1.1	1.2	(1)
Gain on pension plan curtailment	—	(29.6)	Gain on pension plan curtailment
	0.5	(28.4)	Total before tax
	(0.2)	10.0	Provision for income taxes
	0.3	(18.4)	Net of tax
Total reclassifications for the period	$(10.5)	$(118.6)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 - Retirement and Other Employee Benefits for additional information.
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
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
Restricted Stock Units
The following table shows a summary of RSU activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RSU compensation expense	$6.1	$5.4	$10.8	$8.8
Income tax benefit	(2.1)	(1.9)	(3.8)	(3.1)
RSU compensation expense, net of tax	$4.0	$3.5	$7.0	$5.7
RSUs granted	31,554	62,116	205,199	310,094
Weighted average grant date fair value per unit	$99.74	$78.23	$99.17	$78.28
Total fair value of vested RSUs	$3.5	$1.7	$23.9	$21.3

As of June 30, 2017, there was $24.6 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PSU compensation expense	$3.2	$1.4	$0.1	$4.2
Income tax benefit	(1.1)	(0.5)	—	(1.5)
PSU compensation expense, net of tax	$2.1	$0.9	$0.1	$2.7
PSUs granted	—	10,182	237,623	258,646
Weighted average grant date fair value per unit	$—	$80.82	$112.32	$80.82

Portions of the compensation expense recorded in prior years were reversed in the six months ended June 30, 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of June 30, 2017, there was $29.7 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2017 and 2016 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the six months ended June 30, 2017 and 2016 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
In May 2017, the Company modified its outstanding 2015 PSU awards (except those awarded to executive officers of the Company, as defined in Section 16 of the Exchange Act) to adjust the revenue growth metric for a change in program structure for a large service contract client, which impacted the accounting for revenues on a gross instead of a net basis. The 2015 PSU awards were previously modified in 2016, along with the 2014 PSU awards, to exclude the Assurant Employee Benefits and Assurant Health segment revenue from the revenue growth metric as a result of the Company's exit of the health insurance market in 2016 and the sale of Assurant Employee Benefits on March 1, 2016. All other terms of the awards remained

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

unchanged. As a result of these changes, the net incremental (expense) benefit recognized in the three and six months ended June 30, 2017 was $(0.7) and $0.8, respectively.
12. Stock Repurchase
During the six months ended June 30, 2017, the Company repurchased 2,209,636 shares of the Company’s outstanding common stock at a cost of $216.3, exclusive of commissions, leaving $466.6 remaining under the total repurchase authorization as of June 30, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$120.2	$169.3	$264.0	$389.7
Deduct dividends paid	(30.3)	(32.5)	(60.0)	(65.0)
Undistributed earnings	$89.9	$136.8	$204.0	$324.7
Denominator
Weighted average shares outstanding used in basic earnings per share	55,230,367	62,244,778	55,713,172	63,665,856
Incremental common shares from:
PSUs	239,400	431,575	321,849	561,214
Employee Stock Purchase Program	40,131	46,939	40,131	46,939
Weighted average shares used in diluted earnings per share calculations	55,509,898	62,723,292	56,075,152	64,274,009
Earnings per common share - Basic
Distributed earnings	$0.55	$0.52	$1.08	$1.02
Undistributed earnings	1.63	2.20	3.66	5.10
Net income	$2.18	$2.72	$4.74	$6.12
Earnings per common share - Diluted
Distributed earnings	$0.54	$0.52	$1.07	$1.01
Undistributed earnings	1.62	2.18	3.64	5.05
Net income	$2.16	$2.70	$4.71	$6.06
Average PSUs totaling 97,574 and 2,909 for the three months ended June 30, 2017 and 2016, respectively, and 74,410 and 2,944 for the six months ended June 30, 2017 and 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

14. Retirement and Other Employee Benefits
The components of net periodic benefit (gain) cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2017 and 2016 were as follows:

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,				For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$0.1	$—	$—
Interest cost	2.9	3.1	3.4	3.5	0.7	0.9	0.8	0.8
Expected return on plan assets	(6.1)	(6.8)	(7.8)	(5.9)	—	—	(0.7)	(0.7)
Amortization of net loss	—	0.3	—	0.3	0.3	0.3	—	—
Net periodic benefit (gain) cost	$(3.2)	$(3.4)	$(4.4)	$(2.1)	$1.0	$1.3	$0.1	$0.1

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,				For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$0.2	$—	$—
Interest cost	5.8	6.2	6.8	7.0	1.5	1.8	1.7	1.7
Expected return on plan assets	(12.2)	(13.6)	(15.6)	(11.8)	—	—	(1.5)	(1.5)
Amortization of net loss	—	0.6	—	0.6	0.6	0.6	—	—
Curtailment/settlement (gain)	—	—	(23.1)	—	(0.7)	(2.3)	—	(4.2)
Net periodic benefit (gain) cost	$(6.4)	$(6.8)	$(31.9)	$(4.2)	$1.4	$0.3	$0.2	$(4.0)

Assurant's qualified and non-qualified pension benefit plans were frozen on March 1, 2016. The Assurant Pension Plan's (the "Plan") funded status increased to $85.5 at June 30, 2017 from $77.0 (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2016. This equates to a 112% and 111% funded status at June 30, 2017 and December 31, 2016, respectively. During the first six months of 2017, no cash was contributed to the Plan. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2017.
15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $18.3 and $17.2 of letters of credit outstanding as of June 30, 2017 and December 31, 2016, respectively.
Legal and Regulatory Matters
In January 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, were subject to the examination. In December 2016, the Company reached a Regulatory Settlement Agreement (the "RSA") with the participating regulators to resolve the issues raised in the market conduct examination and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The terms of the Settlement Agreements took effect in the first quarter of 2017. They resolve

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
Three and Six Months Ended June 30, 2017 and 2016
(In millions, except number of shares and per share amounts)

outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and align lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. In April 2017, the Company paid $85.0 to the participating jurisdictions for examination, compliance and monitoring costs. In accordance with the RSA, the Company is required to re-file its lender-placed insurance rates at least once every 4 years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. The Company expects the state insurance regulatory agencies also to impose similar requirements and restrictions on other existing writers of lender-placed insurance and future entrants.
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
The Company has established an accrued liability for various legal and regulatory proceedings. However, the possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual. Although the Company cannot predict the outcome of any pending legal or regulatory action, or the potential losses, fines, penalties or equitable relief, if any, that may result, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, on the basis of currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which is ongoing, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty.  Given developments in 2016, and the apparent inevitable liquidation of Penn Treaty, the Company accrued $12.5 for its estimated share of guaranty association assessments in the fourth quarter of 2016. In March 2017, the order of liquidation was granted. During the first half of 2017, the Company paid $2.3 to state guaranty funds for Penn Treaty.  During the same period, the Company incurred an additional $0.8 of expense related to Penn Treaty due to a revised estimated total loss liability and has a net liability of $11.0 as of June 30, 2017 for the related insolvency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except number of shares and per share amounts)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or the "Company”) as of June 30, 2017, compared with December 31, 2016, and our results of operations for the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with our MD&A and annual audited Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited Consolidated Financial Statements for the three and six months ended June 30, 2017 and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). The 2016 Annual Report, this Report, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, please refer to “Item 7-MD&A-Critical Factors Affecting Results” in this Report and in our 2016 Annual Report and “Item 1A-Risk Factors” in our 2016 Annual Report.
General
As of June 30, 2017, the Company has four reportable segments, which are defined based on the nature of the products and services offered:
•Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multi-family housing); and valuation and field services (referred to as mortgage solutions).
•Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as Connected Living); vehicle protection services and credit insurance.
•Global Preneed: provides pre-funded funeral insurance.
•Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and the Assurant Employee Benefits businesses through reinsurance agreements and other unusual and infrequent items. Additionally, the Total Corporate & Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the tables for comparability.
In addition, Assurant Employee Benefits was a separate segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 5 for more information.
The following discussion covers the three and six months ended June 30, 2017 (“Second Quarter 2017” and "Six Months 2017," respectively) and the three and six months ended June 30, 2016 (“Second Quarter 2016” and "Six Months 2016," respectively).

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
Consolidated net income decreased $49.1, or 29%, to $120.2 for Second Quarter 2017, compared with net income of $169.3 for Second Quarter 2016. For Six Months 2017, consolidated net income decreased $125.7, or 32%, to $264.0, compared with net income of $389.7 for Six Months 2016. The decline in Second Quarter 2017 compared to Second Quarter 2016 was primarily due to lower amortization of deferred gains in 2017 related to the sale of AEB, partially offset by improvements in Health.
Global Housing net income decreased $0.7, or 1%, to $56.2 for Second Quarter 2017 from $56.9 for Second Quarter 2016. Second Quarter 2017 reflects $16.0 (after-tax) of lower reportable catastrophes compared to Second Quarter 2016. Excluding catastrophe losses, Second Quarter 2017 results declined $16.7, or 23%, primarily due to ongoing declines in our lender-placed insurance business and higher non-catastrophe losses, including losses that did not reach the Company's reportable catastrophe threshold.
Net earned premiums and fees decreased $10.9, or 2%, to $550.2 for Second Quarter 2017 from $561.1 for Second Quarter 2016, primarily due to expected lower placement rates in our lender-placed insurance business and reduced demand for originations and field services in mortgage solutions. Growth in multi-family housing and from new lender-placed clients partially offset the decline.
In June 2017, we finalized our catastrophe reinsurance program for coverage commencing June 1, 2017 and continuing through May 31, 2018. The total coverage is for $1,360.0 (down from $1,400.0 in the prior period due to declining exposure).
For 2017, we expect Global Housing's net earned premiums and net income, excluding reportable catastrophe losses, to decrease from 2016 as a result of additional declines in our lender-placed insurance business, reflecting lower placement rates anticipated for the second half of 2017, as well as reduced contributions from mortgage solutions. We expect ongoing expense management initiatives within Global Housing and growth in multi-family housing to partially mitigate declines.
Global Lifestyle net income decreased $9.9, or 20%, to $40.2 for Second Quarter 2017 from $50.1 for Second Quarter 2016, primarily due to an $18.0 one-time tax benefit in the Second Quarter 2016. Excluding the tax benefit, Second Quarter 2017 net income increased $8.1, or 25%, primarily due to improved profitability in Connected Living, reflecting lower expenses and a one-time client adjustment in extended service contracts, as well as modest growth in mobile. Less favorable loss experience in vehicle protection partially offset the increase.
Net earned premiums and fees decreased $78.9, or 9%, to $836.0 for Second Quarter 2017 from $914.9 for Second Quarter 2016, due to a change in program structure in fourth quarter 2016 for a large service contract client in Connected Living. Excluding this $138.0 reduction, Second Quarter 2017 revenue increased $59.1, or 8%, across all major lines of business, primarily in mobile and extended service contracts. Foreign exchange volatility partially offset the increase.
For 2017, we expect Global Lifestyle's net income to increase compared to 2016 as a result of improved performance in Connected Living, driven primarily by growth in mobile, as well as higher contributions from vehicle protection services and from expense efficiencies. We expect declines in legacy credit insurance and retail clients to continue. We expect revenue to decrease, largely due to a change in program structure for a large service contract client. Under the new structure, the overall economics of the program are maintained with no impact to profitability, however, net earned premiums will be lower by approximately $500.0 compared to 2016 with a commensurate reduction in expenses. Excluding this item, we expect net earned premiums and fee income to increase from growth in Connected Living and vehicle protection services globally. Foreign exchange volatility and variability of the mobile market are expected to impact results.
Global Preneed net income increased $1.5, or 13%, to $12.8 for Second Quarter 2017 from $11.3 for Second Quarter 2016, primarily due to higher fee and investment income.
Net earned premiums and fees increased $3.0, or 7%, to $46.3 for Second Quarter 2017 from $43.3 for Second Quarter 2016, driven mainly by increased volume in Canada.
For 2017, we expect Global Preneed's full year fees and other income and net income to increase compared to 2016 due to sales growth across North America and operational efficiencies.

Critical Factors Affecting Results and Liquidity
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets, our ability to manage our expenses and achieve expense savings and catastrophe losses. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including Connected Living, multi-family housing, mortgage solutions, as well as vehicle protection services, and manage the pace of declines in placement rates in our lender-placed insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in exchange rates, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A—Critical Factors Affecting Results” in our 2016 Annual Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common stock.
For the six months ended June 30, 2017, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $4.8; net cash provided by investing activities totaled $3.7 and net cash used in financing activities totaled $192.3. We had $848.2 in cash and cash equivalents as of June 30, 2017. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2016 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2016 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2017.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$1,115.3	$1,202.3	$2,165.6	$2,617.5
Fees and other income	326.9	328.3	667.1	686.0
Net investment income	121.7	119.8	242.3	255.5
Net realized gains on investments	13.2	21.6	16.6	183.3
Amortization of deferred gains and gains on disposal of businesses	23.4	125.8	60.4	173.4
Gain on pension plan curtailment	—	—	—	29.6
Total revenues	1,600.5	1,797.8	3,152.0	3,945.3
Benefits, losses and expenses:
Policyholder benefits	416.4	400.8	774.4	944.6
Selling, underwriting, general and administrative expenses	993.0	1,146.3	1,958.8	2,397.9
Interest expense	12.4	15.2	25.0	29.7
Total benefits, losses and expenses	1,421.8	1,562.3	2,758.2	3,372.2
Income before provision for income taxes	178.7	235.5	393.8	573.1
Provision for income taxes	58.5	66.2	129.8	183.4
Net income	$120.2	$169.3	$264.0	$389.7

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income
Net income decreased $49.1, or 29%, to $120.2 for Second Quarter 2017, compared with $169.3 of net income for Second Quarter 2016, primarily resulting from lower amortization of deferred gains, mainly related to the sale of AEB (further described in Note 5 to the Consolidated Financial Statements), which declined by $66.6 on an after-tax basis. These decreases were partially offset by an $8.9 (after-tax) improvement in results associated with our Health run-off operations.
For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Income
Net income decreased $125.7, or 32%, to $264.0 for Six Months 2017, compared with $389.7 of net income for Six Months 2016, primarily resulting from lower net realized gains on investments and amortization of deferred gains, mainly related to the sale of AEB, which declined by $108.4 and $73.5, respectively, on an after-tax basis. These decreases were partially offset by a $44.0 improvement in results associated our Health run-off operations.

Global Housing
Overview
The table below presents information regarding Global Housing’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$442.4	$451.3	$878.8	$920.9
Fees and other income	107.8	109.8	203.1	217.6
Net investment income	16.8	17.9	36.0	36.2
Total revenues	567.0	579.0	1,117.9	1,174.7
Benefits, losses and expenses:
Policyholder benefits	188.2	202.7	351.5	382.2
Selling, underwriting, general and administrative expenses	294.3	291.6	585.9	592.4
Total benefits, losses and expenses	482.5	494.3	937.4	974.6
Segment income before provision for income taxes	84.5	84.7	180.5	200.1
Provision for income taxes	28.3	27.8	62.4	66.8
Segment net income	$56.2	$56.9	$118.1	$133.3
Net earned premiums, fees and other:
Lender-placed insurance	$305.9	$321.7	$611.5	$668.4
Multi-family housing	90.3	78.3	175.7	155.3
Mortgage solutions	69.7	79.4	130.6	155.3
Manufactured housing and other	84.3	81.7	164.1	159.5
Total	$550.2	$561.1	$1,081.9	$1,138.5
Ratios:
Combined ratio for risk-based businesses (1)	87.0%	87.3%	85.0%	84.0%
Pre-tax income margin for fee-based, capital-light businesses (2)	11.7%	11.2%	10.3%	11.1%

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
Lender-placed insurance products accounted for 57% and 59% of net earned premiums, fees and other income for Six Months 2017 and Six Months 2016, respectively. The approximate corresponding contributions to the segment net income in these periods were 57% and 64%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.
For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income
Segment net income decreased $0.7, or 1%, to $56.2 for Second Quarter 2017 from $56.9 for Second Quarter 2016, primarily due to lower revenue in our lender-placed insurance business and increases in non-catastrophe loss experience, including losses that did not reach our reportable catastrophe loss threshold, partially offset by lower reportable catastrophe losses.

Total Revenues
Total revenues decreased $12.0, or 2%, to $567.0 for Second Quarter 2017 from $579.0 for Second Quarter 2016. The decrease was primarily due to lower revenue in our lender-placed insurance and mortgage solutions businesses. Net earned premiums decreased $8.9, or 2%, mainly due to an expected decline in placement rates. Fees and other income decreased $2.0, or 2%, mainly due to a decrease in mortgage solutions fee income, which was primarily due to weaker market conditions in valuation and field services and lower client volume. These decreases were partially offset by an increase in revenue from the multi-family housing business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $11.8, or 2%, to $482.5 for Second Quarter 2017 from $494.3 for Second Quarter 2016, primarily due to a decrease in total policyholder benefits. Total policyholder benefits decreased $14.5, or 7%, primarily due to no reportable catastrophe losses in Second Quarter 2017 compared to $24.6 in Second Quarter 2016. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5.0, pre-tax and net of reinsurance. Partially offsetting this decrease is an increase in non-catastrophe losses primarily due to an increase in frequency and severity of wind and hail. Selling, underwriting, general and administrative expenses increased $2.7, or 1%, primarily due to additional expenses incurred to onboard new client loans.
For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Income
Segment net income decreased $15.2, or 11%, to $118.1 for Six Months 2017 from $133.3 for Six Months 2016, primarily due to lower revenue in our lender-placed insurance business and increases in non-catastrophe loss experience, partially offset by lower reportable catastrophe losses.
Total Revenues
Total revenues decreased $56.8, or 5%, to $1,117.9 for Six Months 2017 from $1,174.7 for Six Months 2016. The decrease was primarily due to lower revenue in our lender-placed insurance and mortgage solutions businesses. Net earned premiums decreased $42.1, or 5%, mainly due to an expected decline in placement rates. Fees and other income decreased $14.5, or 7%, mainly due to a decrease in mortgage solutions fee income, which was primarily due to weaker market conditions in valuation and field services and lower client volume. These decreases were partially offset by an increase in revenue from the multi-family housing business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $37.2, or 4%, to $937.4 for Six Months 2017 from $974.6 for Six Months 2016. Total policyholder benefits decreased $30.7, or 8%, primarily due to reportable catastrophe losses of $6.1 in Six Months 2017, which was partially offset by $5.2 in favorable development related to Hurricane Matthew losses, compared to $39.0 of reportable catastrophe losses in Six Months 2016. In addition, this decrease was partially offset by an increase in non-catastrophe losses, primarily due to an increase in frequency and severity of wind and hail. Selling, underwriting, general and administrative expenses decreased $6.5, or 1%, primarily due to lower net commissions and premium taxes, partially offset by higher expenses to onboard new client loans.

Global Lifestyle
Overview
The table below presents information regarding Global Lifestyle’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$656.0	$739.2	$1,251.8	$1,462.4
Fees and other income	180.0	175.7	389.1	386.8
Net investment income	26.4	26.3	52.9	53.2
Total revenues	862.4	941.2	1,693.8	1,902.4
Benefits, losses and expenses:
Policyholder benefits	178.1	161.0	326.7	323.1
Selling, underwriting, general and administrative expenses	624.2	731.7	1,229.9	1,470.8
Total benefits, losses and expenses	802.3	892.7	1,556.6	1,793.9
Segment income before provision for income taxes	60.1	48.5	137.2	108.5
Provision for income taxes	19.9	(1.6)	44.6	17.0
Segment net income	$40.2	$50.1	$92.6	$91.5
Net earned premiums, fees and other:
Global Connected Living (mobile and extended service contracts)	$513.4	$616.3	$1,025.6	$1,278.5
Global Vehicle Protection	208.2	196.5	383.0	362.4
Global Credit and Other	114.4	102.1	232.3	208.3
Total	$836.0	$914.9	$1,640.9	$1,849.2
Net earned premiums, fees and other:
Domestic	$529.2	$631.5	$1,035.5	$1,286.0
International	306.8	283.4	605.4	563.2
Total	$836.0	$914.9	$1,640.9	$1,849.2
Ratios:
Combined ratio for risk-based businesses (1)	97.0%	95.8%	94.7%	95.2%
Pre-tax income margin for fee-based, capital-light businesses (2)	6.4%	3.2%	6.8%	3.9%

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

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income
Segment net income decreased $9.9, or 20%, to $40.2 for Second Quarter 2017 from $50.1 for Second Quarter 2016. The decrease was primarily due to the absence of a prior year $18.0 nonrecurring tax benefit related to a redemption of shares in our international structure. Absent this item, segment net income increased, primarily due to improved profitability in Connected Living, which was primarily driven by lower expenses and a one-time $2.6 (after-tax) adjustment for a North American original equipment manufacturer client in our extended service contract business, as well as modest growth in our mobile business. This increase was partially offset by less favorable loss experience from our domestic vehicle protection service business.

Total Revenues
Total revenues decreased $78.8, or 8%, to $862.4 for Second Quarter 2017 from $941.2 for Second Quarter 2016. Net earned premiums decreased $83.2, or 11%, due to a change in program structure in the fourth quarter of 2016 impacting the accounting for revenues for a large service contract client on a gross instead of a net basis. Excluding this program structure change, Second Quarter 2017 net earned premiums increased 9%, primarily due to growth from our global mobile and international credit businesses. This increase was partly offset by foreign exchange volatility. Fees and other income increased $4.3, or 2%, primarily driven by growth from new international mobile programs, partially offset by lower volume from domestic mobile repair and logistics business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $90.4, or 10%, to $802.3 for Second Quarter 2017 from $892.7 for Second Quarter 2016. Policyholder benefits increased $17.1, or 11%, primarily driven by less favorable loss experience in our domestic vehicle protection service business and mobile protection programs in Europe, combined with the growth of our international credit insurance product. This increase was partly offset by the previously mentioned change in program structure for a large service contract client and foreign exchange volatility. Selling, underwriting, general and administrative expenses decreased $107.5, or 15%, primarily due to a change in program structure for a large service contract client previously mentioned. This decrease was partially offset by growth in our international mobile business.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Income
Segment net income increased $1.1, or 1%, to $92.6 for Six Months 2017 from $91.5 for Six Months 2016. Results were impacted by certain one-time items, including the prior year's $18.0 tax benefit related to a redemption of shares in our international structure, partially offset by $7.5 (after-tax) in Six Months 2017 representing client recoverables resulting primarily from contractual benefits in certain international markets. Excluding these items, segment net income increased 16%, primarily driven by higher contributions from extended service contracts from original equipment manufacturers and other distribution channels, including the one-time $2.6 (after-tax) adjustment for a North American original equipment manufacturer client and expense efficiencies in Second Quarter 2017. The increase was partially offset by less favorable mobile loss experience in Europe.
Total Revenues
Total revenues decreased $208.6, or 11%, to $1,693.8 for Six Months 2017 from $1,902.4 for Six Months 2016. Net earned premiums decreased $210.6, or 14%, due to a change in program structure in the fourth quarter of 2016 impacting the accounting for revenues for a large service contract client on a gross instead of a net basis. Excluding this program structure change, Six Months 2017 net earned premiums increased 5%, primarily due to growth from our global mobile and international credit businesses. This increase was partially offset by foreign exchange volatility. Fees and other income increased $2.3, or 1%, primarily driven by the prior quarter aforementioned client recoverables and growth from new international mobile programs. This increase was partially offset by lower volume from domestic mobile repair and logistics business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $237.3, or 13%, to $1,556.6 for Six Months 2017 from $1,793.9 for Six Months 2016. Policyholder benefits increased $3.6, or 1%, primarily driven by higher loss experience in our mobile protection programs in Europe and domestic vehicle protection business, combined with the growth of our international credit insurance product. This increase was partly offset by a change in program structure for a large service contract client previously mentioned, favorable experience from global extended service contracts and foreign exchange volatility. Selling, underwriting, general and administrative expenses decreased $240.9, or 16%, primarily due to a change in program structure for a large service contract client and lower contributions from our international extended service contract business. This decrease was partially offset from growth in the international credit and mobile businesses.

Global Preneed
Overview
The table below presents information regarding Global Preneed’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$15.2	$16.1	$29.8	$31.8
Fees and other income	31.1	27.2	60.7	54.2
Net investment income	65.0	61.9	129.2	124.0
Total revenues	111.3	105.2	219.7	210.0
Benefits, losses and expenses:
Policyholder benefits	61.9	61.2	128.1	125.9
Selling, underwriting, general and administrative expenses	30.6	27.2	58.1	58.4
Total benefits, losses and expenses	92.5	88.4	186.2	184.3
Segment income before provision for income taxes	18.8	16.8	33.5	25.7
Provision for income taxes	6.0	5.5	10.8	8.7
Segment net income	$12.8	$11.3	$22.7	$17.0

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income
Segment net income increased $1.5, or 13%, to $12.8 for Second Quarter 2017 from $11.3 for Second Quarter 2016. The increase was primarily due to higher investment income and growth in the Canadian preneed business, partially offset by an increase in selling, underwriting, general and administrative expenses.
Total Revenues
Total revenues increased $6.1, or 6%, to $111.3 for Second Quarter 2017 from $105.2 for Second Quarter 2016. The increase was mainly due to growth in the Canadian preneed business and higher investment income due to growth in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $4.1, or 5%, to $92.5 for Second Quarter 2017 from $88.4 for Second Quarter 2016. This increase was primarily due to higher incurred claims related to growth in the Canadian preneed business and higher general expenses.
For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Income
Segment net income increased $5.7, or 34%, to $22.7 for Six Months 2017 from $17.0 for Six Months 2016. The increase was primarily due to a $3.9 (after-tax) net adjustment related to additional reserves and the amortization of deferred acquisition costs for an older block of preneed policies in Six Months 2016 and higher investment income due to growth in invested assets.
Total Revenues
Total revenues increased $9.7, or 5%, to $219.7 for Six Months 2017 from $210.0 for Six Months 2016. The increase was mainly due to growth in the Canadian preneed business and higher investment income due to growth in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $1.9, or 1%, to $186.2 for Six Months 2017 from $184.3 for Six Months 2016. This increase was primarily due to foreign exchange volatility, higher incurred claims related to growth in the Canadian preneed business and higher general expenses, partially offset by the adjustment related to additional reserves and the amortization of deferred acquisition costs for an older block of preneed policies in Six Months 2016.

Assurant Employee Benefits
Overview
The table below presents information regarding AEB’s segment results of operations, through the sale date of March 1, 2016:

For the Six Months Ended June 30,
2016
Revenues:
Net earned premiums	$178.0
Fees and other income	4.2
Net investment income	17.3
Total revenues	199.5
Benefits, losses and expenses:
Policyholder benefits	118.4
Selling, underwriting, general and administrative expenses	64.3
Total benefits, losses and expenses	182.7
Segment income before provision for income taxes	16.8
Provision for income taxes	6.3
Segment net income	$10.5

On March 1, 2016, the Company sold AEB to Sun Life Assurance Company of Canada, the wholly-owned subsidiary of Sun Life. For more information on the sale see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.
The amounts included in Six Months 2016 represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Total Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations, a discussion of results for the periods presented has been excluded.

Total Corporate and Other
The tables below present information regarding the Total Corporate and Other segment’s results of operations:

	For the Three Months Ended June 30,
	2017			2016
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	$1.7	$1.7	$—	$(4.3)	$(4.3)
Fees and other income	6.9	1.1	8.0	7.3	8.3	15.6
Net investment income	9.8	3.7	13.5	11.7	2.0	13.7
Net realized gains on investments	13.2	—	13.2	21.6	—	21.6
Amortization of deferred gains and gains on disposal of businesses	23.4	—	23.4	125.8	—	125.8
Total revenues	53.3	6.5	59.8	166.4	6.0	172.4
Benefits, losses and expenses:
Policyholder benefits	—	(11.8)	(11.8)	—	(24.1)	(24.1)
Selling, underwriting, general and administrative expenses	29.9	14.0	43.9	58.0	37.8	95.8
Interest expense	12.4	—	12.4	15.2	—	15.2
Total benefits, losses and expenses	42.3	2.2	44.5	73.2	13.7	86.9
Segment loss before benefit for income taxes	11.0	4.3	15.3	93.2	(7.7)	85.5
Provision (benefit) for income taxes	3.5	0.8	4.3	36.8	(2.3)	34.5
Segment net income (loss)	$7.5	$3.5	$11.0	$56.4	$(5.4)	$51.0

	For the Six Months Ended June 30,
	2017			2016
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	5.2	5.2	$—	$24.4	$24.4
Fees and other income	11.8	2.4	14.2	9.8	13.4	23.2
Net investment income	19.4	4.8	24.2	18.9	5.9	24.8
Net realized gains on investments	16.6	—	16.6	183.3	—	183.3
Amortization of deferred gains and gains on disposal of businesses	60.4	—	60.4	173.4	—	173.4
Gain on pension plan curtailment	—	—	—	29.6	—	29.6
Total revenues	108.2	12.4	120.6	415.0	43.7	458.7
Benefits, losses and expenses:
Policyholder benefits	—	(31.9)	(31.9)	—	(5.0)	(5.0)
Selling, underwriting, general and administrative expenses	57.5	27.4	84.9	121.3	90.7	212.0
Interest expense	25.0	—	25.0	29.7	—	29.7
Total benefits, losses and expenses	82.5	(4.5)	78.0	151.0	85.7	236.7
Segment income (loss) before provision (benefit) for income taxes	25.7	16.9	42.6	264.0	(42.0)	222.0
Provision (benefit) for income taxes	6.5	5.5	12.0	94.0	(9.4)	84.6
Segment net income (loss)	$19.2	$11.4	$30.6	$170.0	$(32.6)	$137.4

Corporate & Other
For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income
Net income declined $48.9 to $7.5 for Second Quarter 2017 compared with $56.4 for Second Quarter 2016. The decrease was primarily due to lower amortization of deferred gains, mainly related to the sale of AEB, which declined by $66.6 on an after-tax basis. This decrease was partially offset by lower selling, underwriting, general and administrative expenses primarily due to a $10.8 (after-tax) intangible asset impairment charge in Second Quarter 2016 related to trade names no longer used or defended by the Company, as well as other expense reductions related to management initiatives.
Total Revenues
Total revenues decreased $113.1 to $53.3 for Second Quarter 2017 compared with $166.4 for Second Quarter 2016. The decrease was primarily related to a $102.4 decrease in amortization of deferred gains mainly related to the sale of AEB.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $30.9 to $42.3 for Second Quarter 2017 compared with $73.2 for Second Quarter 2016. The decrease was primarily due to the pre-tax $16.7 intangible asset impairment charge in Second Quarter 2016 related to trade names no longer used or defended by the Company. In addition, Second Quarter 2016 included residual expenses related to the sale of AEB.
For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Income
Net income declined $150.8 to $19.2 for Six Months 2017 compared with $170.0 for Six Months 2016. The decrease was primarily due to lower net realized gains on investments and amortization of deferred gains, mainly related to the sale of AEB, which declined by $108.4 and $73.5, respectively, on an after-tax basis, and a $19.2 (after-tax) curtailment gain associated with our pension plan freeze during Six Months 2016.
Total Revenues
Total revenues decreased $306.8 to $108.2 for Six Months 2017 compared with $415.0 for Six Months 2016. The decrease was primarily related to a $166.7 decrease in net realized gains on investments and a $113.0 decrease in amortization of deferred gains, both primarily related to the sale of AEB, and a $29.6 curtailment gain associated with our pension plan freeze during Six Months 2016.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $68.5 to $82.5 for Six Months 2017 compared with $151.0 for Six Months 2016. The decrease was primarily due to the $26.7 loss on retroactive reinsurance component related to the sale of our AEB segment and a $16.7 intangible asset impairment charge related to trade names no longer used or defended by the Company during Six Months 2016. In addition, Six Months 2016 included residual expenses related to the sale of AEB.

Assurant Health

Assurant began to wind down its major medical operations in June 2015, and the Company substantially completed its exit of the health insurance market in 2016 and substantially completed the wind down in First Quarter 2017.
The Affordable Care Act
The Affordable Care Act introduced new and significant premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor (together, the “3 Rs”). These programs were meant to mitigate the potential adverse impact to individual health insurers as a result of Affordable Care Act provisions that became effective January 1, 2014.

Reinsurance
As of June 30, 2017, we have no reinsurance recoverables on our consolidated balance sheets. During Six Months 2017, we collected $32.9 under the 2015 program.

Risk Adjustment
During Six Months 2017, we collected $4.1 under the 2014 - 2015 programs.
Risk Corridor
We have not recorded a net receivable under these programs because payments from Health and Human Services ("HHS") are considered unlikely.
For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income (Loss)
Segment results improved $8.9 to a net income of $3.5 for Second Quarter 2017 from a net loss of $5.4 for Second Quarter 2016. The improvement was primarily due to favorable reserve development during the continued run-off of operations and an early redemption of a structured investment security.
Total Revenues
Total revenues increased $0.5 to $6.5 for Second Quarter 2017 from $6.0 for Second Quarter 2016. The increase was mainly due to a $2.7 early redemption of a structured investment security, partially offset by decreases in net earned premiums and fees and other income as a result of our exit of the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $11.5 to $2.2 for Second Quarter 2017 from $13.7 for Second Quarter 2016. The volume reduction is related to the continued runoff of the business. Selling, underwriting, general and administrative expenses also decreased $23.8, related to the continued runoff of the business.
For the Six Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income (Loss)
Segment results improved $44.0 to a net income of $11.4 for Six Months 2017 from a net loss of $32.6 for Six Months 2016. The improvement was primarily due to lower expenses as we continue to runoff the business.
Total Revenues
Total revenues decreased $31.3 to $12.4 for Six Months 2017 from $43.7 for Six Months 2016. The decrease was mainly as a result of our exit of the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $90.2 to a net gain of $4.5 for Six Months 2017 from an expense of $85.7 for Six Months 2016. Policyholder benefits decreased $26.9, primarily due to favorable reserve development during the continued runoff of operations. Selling, underwriting, general and administrative expenses decreased $63.3, mostly related to a reduction of general expenses as we continue to run off the business.

Investments
The Company had total investments of $11,640.2 and $11,479.0 as of June 30, 2017 and December 31, 2016, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $171.5 during Six Months 2017, from $701.3 at December 31, 2016 to $872.8 at June 30, 2017. This increase was mainly due to a decrease in Treasury yields and a tightening in credit spread.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2017		December 31, 2016
Aaa / Aa / A	$6,084.7	63.5%	$6,000.7	62.7%
Baa	2,886.6	30.1%	2,903.8	30.3%
Ba	421.4	4.4%	435.2	4.6%
B and lower	186.7	2.0%	232.4	2.4%
Total	$9,579.4	100.0%	$9,572.1	100.0%
Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity securities	$105.7	$100.4	$208.6	$212.2
Equity securities	5.9	5.9	11.8	12.7
Commercial mortgage loans on real estate	7.2	10.3	16.2	24.0
Policy loans	0.7	0.6	1.1	1.2
Short-term investments	0.9	1.5	2.7	2.1
Other investments	3.1	0.1	6.1	1.9
Cash and cash equivalents	3.7	5.5	6.9	10.5
Total investment income	127.2	124.3	253.4	264.6
Investment expenses	(5.5)	(4.5)	(11.1)	(9.1)
Net investment income	$121.7	$119.8	$242.3	$255.5
Net investment income increased $1.9, or 2%, to $121.7 for Second Quarter 2017 from $119.8 for Second Quarter 2016. The increase was primarily attributable to an early redemption of a structured investment security, partially offset by lower net investment income due to lower invested assets and lower investment yields. Net investment income decreased $13.2, or 5%, to $242.3 for Six Months 2017 from $255.5 for Six Months 2016. This decrease was primarily attributable to lower invested assets and lower investment yields, partially offset by an early redemption of a structured investment security.
As of June 30, 2017, the Company owned $83.3 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $74.1 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
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
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In Six Months 2017, the following actions were taken by the rating agencies:
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

Liquidity
As of June 30, 2017, we had $623.9 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $738.1, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250.0 of the $623.9 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions, were approximately $203.0 for Six Months 2017, which included $86.0 from Assurant Health and $117.0 from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments. In 2016, dividends, net of infusions and excluding amounts used or set aside for acquisitions, made to the holding company from its operating companies were $1,653.0, which includes approximately $894.0 of dividends from statutory insurance subsidiaries that received cash proceeds related to the sale of AEB.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our stockholders of $276.3 and $994.8 during Six Months 2017 and the year ended December 31, 2016, respectively. We expect 2017 dividends from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments to approximate segment net income, subject to the growth of the businesses, rating agency and regulatory capital requirements. In addition to the $86.0 received in Six Months 2017, we also expect approximately $14.0 in dividends from legal entities associated with Assurant Health and AEB, subject to regulatory approval.
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
We paid dividends of $0.53 per common share on June 20, 2017 to stockholders of record as of May 30, 2017. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
During the six months ended June 30, 2017, we repurchased 2,209,636 shares of our outstanding common stock at a cost of $216.3, exclusive of commissions. As of June 30, 2017, $466.6 remained under the current repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

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
The table below shows our recent net cash flows:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2017	2016
Operating activities (1)	$4.8	$(320.3)
Investing activities	3.7	745.6
Financing activities	(192.3)	(480.9)
Net change in cash	$(183.8)	$(55.6)

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
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
Net cash provided by (used in) operating activities was $4.8 and $(320.3) for Six Months 2017 and Six Months 2016, respectively. The increase in cash provided by operating activities was primarily due to prior year activity as Assurant Health was paying significant claims without a corresponding collection of premiums while in runoff. This is partially offset by the $85.0 payment in Second Quarter 2017 related to the lender-placed market conduct examination Settlement Agreements. Please see Note 15 to the Consolidated Financial Statements for additional information.
Net cash provided by investing activities was $3.7 and $745.6 for Six Months 2017 and Six Months 2016, respectively. The decrease in cash provided by investing activities was primarily due to the sale of AEB, mainly through reinsurance transactions, to Sun Life in the prior year. Also contributing to the decrease was the February 2017 acquisition of Green Tree Insurance Agency, Inc. This was partially offset by an increase in sales of fixed maturity securities.
Net cash used in financing activities was $192.3 and $480.9 for Six Months 2017 and Six Months 2016, respectively. The decrease in cash used in financing activities was primarily due to a decrease in the repurchase of our outstanding common stock and the proceeds from a short-term warehousing credit facility for purchasing senior secured leveraged loans. See Note 7 - Investments to the Consolidated Financial Statements for additional information.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016
Interest paid on debt	$24.0	$29.1
Common stock dividends	60.0	65.0
Total	$84.0	$94.1
Letters of Credit
In the normal course of business, we issue letters for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $18.3 and $17.2 of letters of credit outstanding as of June 30, 2017 and December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2017. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended June 30, 2017, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2016 Annual Report. There have been no material changes during Second Quarter 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in millions, expect number of shares and per share amounts)
Period in 2017	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	378,136	$95.59	378,136	$646.8
February 1-29	248,000	96.58	248,000	622.8
March 1-31	457,000	97.80	457,000	578.1
April 1-30	398,600	95.09	398,600	540.3
May 1-31	375,900	100.73	375,900	502.4
June 1-30	352,000	101.68	352,000	466.6
Total	2,209,636	$97.91	2,209,636	$466.6

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K, originally filed on May 12, 2017).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K, originally filed on May 12, 2017).

10.1	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on May 12, 2017).*

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, under the Assurant Long, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-8, originally filed on May 12, 2017).*

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 3, 2017	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: August 3, 2017	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer