Form 10-Q
period 2017-09-30
ASSURANT INC
filed 2017-11-03
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at October 27, 2017 was 53,811,707.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,888.9 in 2017 and $8,870.8 in 2016)	$9,732.4	$9,572.1
Equity securities available for sale, at fair value (cost - $348.7 in 2017 and $381.8 in 2016)	403.3	421.4
Commercial mortgage loans on real estate, at amortized cost	648.1	624.0
Policy loans	36.9	38.5
Short-term investments	266.6	227.7
Other investments	589.3	595.3
Total investments	11,676.6	11,479.0
Cash and cash equivalents	992.8	1,032.0
Premiums and accounts receivable, net	1,286.4	1,218.0
Reinsurance recoverables	10,578.3	9,083.2
Accrued investment income	114.1	110.1
Deferred acquisition costs	3,482.6	3,267.4
Property and equipment, at cost less accumulated depreciation	358.4	343.6
Tax receivable	117.4	20.5
Goodwill	916.0	830.9
Value of business acquired	26.3	32.1
Other intangible assets, net	306.6	240.3
Other assets (includes assets of special purpose entities of $349.7 in 2017)	749.4	359.7
Assets held in separate accounts	1,800.3	1,692.3
Total assets	$32,405.2	$29,709.1
Liabilities
Future policy benefits and expenses	$10,436.9	$10,112.9
Unearned premiums	6,962.6	6,626.5
Claims and benefits payable	4,794.2	3,301.2
Commissions payable	377.5	386.2
Reinsurance balances payable	173.4	95.3
Funds held under reinsurance	142.7	111.7
Deferred gains on disposal of businesses	148.5	232.2
Accounts payable and other liabilities (includes liabilities of special purpose entities of $279.7 in 2017)	2,363.0	1,985.7
Debt	1,067.9	1,067.0
Liabilities related to separate accounts	1,800.3	1,692.3
Total liabilities	28,267.0	25,611.0
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 53,796,348 and 55,941,480 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1.5	1.5
Additional paid-in capital	3,186.8	3,175.9
Retained earnings	5,414.6	5,296.7
Accumulated other comprehensive income	256.4	94.6
Treasury stock, at cost; 96,577,040 and 94,041,583 shares at September 30, 2017 and December 31, 2016, respectively	(4,721.1)	(4,470.6)
Total stockholders’ equity	4,138.2	4,098.1
Total liabilities and stockholders’ equity	$32,405.2	$29,709.1

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,073.1	$1,215.1	$3,238.7	$3,832.6
Fees and other income	349.1	347.7	1,016.2	1,033.7
Net investment income	132.6	124.8	374.9	380.3
Net realized gains on investments, excluding other-than-temporary impairment losses	8.9	10.7	26.0	194.7
Total other-than-temporary impairment losses	(0.4)	—	(0.9)	(0.4)
Portion of net gain recognized in other comprehensive income, before taxes	—	—	—	(0.3)
Net other-than-temporary impairment losses recognized in earnings	(0.4)	—	(0.9)	(0.7)
Amortization of deferred gains and gains on disposal of businesses	23.1	135.8	83.5	309.2
Gain on pension plan curtailment	—	—	—	29.6
Total revenues	1,586.4	1,834.1	4,738.4	5,779.4
Benefits, losses and expenses
Policyholder benefits	682.2	435.2	1,456.6	1,379.8
Amortization of deferred acquisition costs and value of business acquired	332.5	330.3	993.7	1,007.3
Underwriting, general and administrative expenses	667.1	833.7	1,964.7	2,554.6
Interest expense	12.2	14.0	37.2	43.7
Total benefits, losses and expenses	1,694.0	1,613.2	4,452.2	4,985.4
(Loss) income before (benefit) provision for income taxes	(107.6)	220.9	286.2	794.0
(Benefit) provision for income taxes	(50.3)	76.5	79.5	259.9
Net (loss) income	$(57.3)	$144.4	$206.7	$534.1
Earnings Per Share
Basic	$(1.05)	$2.40	$3.75	$8.54
Diluted	$(1.05)	$2.37	$3.73	$8.46
Dividends per share	$0.53	$0.50	$1.59	$1.50
Share Data
Weighted average shares outstanding used in basic per share calculations	54,524,874	60,262,073	55,096,933	62,522,980
Plus: Dilutive securities	—	566,268	312,318	570,340
Weighted average shares used in diluted per share calculations	54,524,874	60,828,341	55,409,251	63,093,320
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net (loss) income	$(57.3)	$144.4	$206.7	$534.1
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $4.0, $(8.4), $(53.7) and $(85.7), respectively	(7.7)	16.3	98.6	162.1
Change in other-than-temporary impairment gains, net of taxes of $0.5, $(0.2), $1.5 and $0.4, respectively	(1.0)	0.3	(2.8)	(0.8)
Change in foreign currency translation, net of taxes of $(1.5), $0.5, $(2.8) and $(1.2), respectively	27.6	(15.9)	65.1	(18.6)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.3), $(0.1), $(0.5) and $(36.0), respectively	0.6	0.2	0.9	66.8
Total other comprehensive income	19.5	0.9	161.8	209.5
Total comprehensive (loss) income	$(37.8)	$145.3	$368.5	$743.6
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2016 through September 30, 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in millions)
Balance at December 31, 2016	$1.5	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$4,098.1
Stock plan exercises	—	(12.1)	—	—	—	(12.1)
Stock plan compensation	—	23.0	—	—	—	23.0
Dividends	—	—	(88.8)	—	—	(88.8)
Acquisition of common stock	—	—	—	—	(250.5)	(250.5)
Net income	—	—	206.7	—	—	206.7
Other comprehensive income	—	—	—	161.8	—	161.8
Balance, September 30, 2017	$1.5	$3,186.8	$5,414.6	$256.4	$(4,721.1)	$4,138.2

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Net cash provided by (used in) operating activities	$366.4	$(68.0)
Investing activities
Sales of:
Fixed maturity securities available for sale	2,270.3	1,736.1
Equity securities available for sale	59.1	160.0
Other invested assets	72.6	51.9
Subsidiary, net of cash transferred (1)	—	873.9
Commercial mortgage loans on real estate	—	268.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	631.5	589.4
Commercial mortgage loans on real estate	102.9	87.0
Purchases of:
Fixed maturity securities available for sale	(2,734.2)	(2,832.4)
Equity securities available for sale	(18.8)	(150.5)
Commercial mortgage loans on real estate	(124.0)	(52.2)
Other invested assets	(71.6)	(79.2)
Property and equipment and other	(43.4)	(66.8)
Subsidiaries, net of cash transferred (2)	(127.4)	(63.2)
Special purpose entities (3):
Purchases of investments	(265.3)	—
Proceeds from sales and redemptions of investments	36.2	—
Change in short-term investments	(31.7)	106.0
Other	1.8	2.5
Net cash (used in) provided by investing activities	(242.0)	631.3
Financing activities
Issuance of debt	—	249.6
Repayment of debt	—	(250.0)
Change in tax benefit from share-based payment arrangements	—	9.4
Issuance of debt for special purpose entities (3)	157.7	—
Acquisition of common stock	(256.8)	(674.3)
Dividends paid	(88.8)	(95.0)
Withholding on stock based compensation	18.2	25.0
Net cash used in financing activities	(169.7)	(735.3)
Effect of exchange rate changes on cash and cash equivalents	6.1	(5.5)
Adjustments for cash included in business classified as held for sale	—	5.9
Change in cash and cash equivalents	(39.2)	(171.6)
Cash and cash equivalents at beginning of period	1,032.0	1,288.3
Cash and cash equivalents at end of period	$992.8	$1,116.7

(1)	Primarily relates to the sale of Assurant's Employee Benefits segment mainly through reinsurance transactions.

(2)	2017 primarily includes the acquisition of Green Tree Insurance Agency, Inc.

(3)	Refer to Note 7- Investments for additional information regarding 2017 activity.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
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
The interim financial data as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2017 presentation.
Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Recent Accounting Pronouncements
Adopted
Amortization period of premiums associated with callable debt: On April 1, 2017, the Company early adopted the amended guidance to shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. Such guidance would have been required to be adopted in 2019. Since the Company’s current policy is to amortize premiums on callable debt securities to the earliest call date, at the date of adoption there was no impact to the Company’s financial position or results of operations.
Goodwill impairment testing: On January 1, 2017, the Company adopted the amended guidance on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment (Step 0) and the first step of the quantitative assessment (Step 1) remain unchanged. Step 2 is eliminated. As a result, for annual impairment testing or in the event a test is required prior to the annual test, the Company will use Step 1 to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. The Company is adopting this guidance on a prospective basis as a change in accounting principle, therefore at the date of adoption there is no impact to the Company’s financial position or results of operations.
Employee share-based stock compensation: On January 1, 2017, the Company adopted the amended guidance on accounting for employee share-based stock compensation. The updated guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. Upon adoption the Company recognizes excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The earnings impact of the adoption did not have a material impact on the Company’s financial results of operations. The

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

updated guidance allows companies a policy election with regard to forfeitures and the Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. As required in the updated guidance, the Company will present cash flows related to employee withholding taxes as financing activities as opposed to operating activities, on a retrospective basis, which resulted in the reclassification of $18.2 and $25.0 in the consolidated statements of cash flows for the periods ending September 30, 2017 and 2016, respectively.
Not Yet Adopted
Income tax consequences for intra-entity transfers of assets: In October 2016, the FASB issued amended guidance on tax accounting for intra-entity transfers of assets. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the amended guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. Early adoption is permitted. The adoption of this amended guidance will not have an impact on the Company’s financial position and results of operations.
Statement of cash flows presentation and classification: In August 2016, the FASB issued amended guidance on presentation and classification in the statement of cash flows. The amendments address certain specific cash flow issues: debt prepayment and debt extinguishment costs; settlement of zero-coupon or insignificant coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and guidance related to the identification of the primary source for separately identifiable cash flows. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. The adoption of this amended guidance will not have an impact on the Company’s financial position and results of operations.
Reporting credit losses of assets held at amortized cost: In June 2016, the FASB issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold, and, instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses will be measured in a manner similar to current accounting requirements; however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2020. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the requirements of this amended guidance and the potential impact on the Company’s financial position and results of operations.
Lease accounting: In February 2016, the FASB issued new guidance on leases, which replaces the current lease guidance. The new guidance requires that entities recognize the assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The new guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted. The Company is evaluating the requirements of this new lease guidance and the potential impact on the Company’s financial position and results of operations.
Financial instruments measurement and classification: In January 2016, the FASB issued amended guidance on the measurement and classification of financial instruments. This amended guidance requires that all equity investments be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected for financial liabilities. The amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, however public business entities will be required to use the exit price when measuring

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. Upon adoption, all common and preferred stocks will be measured at fair value through the income statement. For certain private equity investments recorded in Other investments, the Company will elect the measurement alternative to record these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The measurement alternative will be applied on a prospective basis. The potential impact of this amended measurement and classification of financial instruments guidance on the Company’s financial position and results of operations will be determined based on the market values of the common and preferred stocks on the date of adoption.
Revenue recognition from contracts with customers: In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers, which is required to be implemented in 2018 for public companies. Further amendments and technical corrections were made to the amended guidance during 2016 and 2017. The amended guidance, which the Company will adopt effective January 1, 2018, affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance and similar contracts issued by insurance entities are within the scope of other standards and therefore are specifically excluded from the scope of the amended revenue recognition guidance. The amended guidance creates a five step approach that emphasizes the recognition of revenue when the performance obligations are met in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive. This guidance may be adopted using the full retrospective method, whereby the amended guidance is applied to each prior period presented, and the cumulative effect of applying the amended guidance is recognized at the beginning of the earliest period presented or the modified retrospective approach, whereby the cumulative effect of applying the amended guidance is recognized at the beginning of the year of adoption and the comparative information is not restated and continues to be reported under the accounting standards in effect for those periods.
The Company is nearing completion of its process to implement the guidance, which has included assessment of industry and technical developments and interpretations. The Company has assessed its revenue streams to identify those contracts that may be subject to the new standard. The Company had previously identified that up to 40% of its 2016 reported revenues required assessment under the new standard, including its fee based revenue contracts as well as its extended service warranty contracts. Based on the Company’s ongoing evaluation of its products and issuing entities, the adjusted in-scope revenues are now estimated to be just under 20% of 2016 reported revenues. The Company selected a representative sample of contracts from the in-scope product lines for review (“key contracts”) to identify revenues that should be separately disclosed or earned using a different recognition period. The review of such key contracts is complete. The Company grouped the remaining contracts with similar features based on the conclusions reached with the key contracts reviewed and is finalizing the additional review of specific contracts with unique features that require separate assessment. Based on the work completed to date, the Company does not expect the implementation of the amended guidance to have a material impact on the timing of revenue recognition for its in-scope revenue streams, therefore the Company does not expect the amended revenue recognition standard to have a material impact on its financial position, results of operations and related disclosures. However, the in-scope revenues will be subject to additional disclosure requirements pursuant to the standard.

4. Segment Information
As of September 30, 2017, the Company had four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (CEO and COO) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

•Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits ("AEB") through reinsurance agreements, expenses related to the pending acquisition of The Warranty Group (see Note 17), and other unusual or infrequent items. Additionally, the Total Corporate & Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the following segment tables for comparability.
In addition, AEB was a separate reportable segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 5 for more information.
The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2017
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$423.0	$636.0	$14.0	$—	$0.1	$0.1	$1,073.1
Fees and other income	107.3	205.7	30.6	4.5	1.0	5.5	349.1
Net investment income	23.6	33.1	66.4	8.6	0.9	9.5	132.6
Net realized gains on investments	—	—	—	8.5	—	8.5	8.5
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	23.1	—	23.1	23.1
Total revenues	553.9	874.8	111.0	44.7	2.0	46.7	1,586.4
Benefits, losses and expenses
Policyholder benefits (2)	436.7	190.6	62.6	—	(7.7)	(7.7)	682.2
Amortization of deferred acquisition costs and value of business acquired	49.7	266.1	16.7	—	—	—	332.5
Underwriting, general and administrative expenses (3)	235.0	371.9	13.3	38.2	8.7	46.9	667.1
Interest expense	—	—	—	12.2	—	12.2	12.2
Total benefits, losses and expenses	721.4	828.6	92.6	50.4	1.0	51.4	1,694.0
Segment (loss) income before (benefit) provision for income tax	(167.5)	46.2	18.4	(5.7)	1.0	(4.7)	(107.6)
(Benefit) provision for income taxes	(57.2)	3.6	6.1	(3.7)	0.9	(2.8)	(50.3)
Segment (loss) income after tax	$(110.3)	$42.6	$12.3	$(2.0)	$0.1	$(1.9)
Net loss							$(57.3)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$457.4	$742.0	$15.2	$—	$0.5	$0.5	$1,215.1
Fees and other income	121.6	185.8	28.0	7.3	5.0	12.3	347.7
Net investment income	17.0	27.4	68.0	10.8	1.6	12.4	124.8
Net realized gains on investments	—	—	—	10.7	—	10.7	10.7
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	135.8	—	135.8	135.8
Total revenues	596.0	955.2	111.2	164.6	7.1	171.7	1,834.1
Benefits, losses and expenses
Policyholder benefits (2)	218.6	180.1	60.9	—	(24.4)	(24.4)	435.2
Amortization of deferred acquisition costs and value of business acquired	52.1	263.0	15.2	—	—	—	330.3
Underwriting, general and administrative expenses (3)	260.7	470.0	14.3	57.2	31.5	88.7	833.7
Interest expense	—	—	—	14.0	—	14.0	14.0
Total benefits, losses and expenses	531.4	913.1	90.4	71.2	7.1	78.3	1,613.2
Segment income before provision for income tax	64.6	42.1	20.8	93.4	—	93.4	220.9
Provision for income taxes	20.1	13.8	6.4	34.5	1.7	36.2	76.5
Segment income (loss) after tax	$44.5	$28.3	$14.4	$58.9	$(1.7)	$57.2
Net income							$144.4

(1)	The three months ended September 30, 2017 and 2016 include $20.4 and $132.9, respectively, related to the amortization of deferred gains and gains related to the AEB sale on March 1, 2016.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the three months ended September 30, 2017 and 2016, the premium deficiency reserve liability decreased $6.9 and $21.6, respectively, through an offset to policyholder benefits expense. In addition, there was favorable claims development experienced through September 30, 2017, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

(3)
The three months ended September 30, 2017 and 2016 for Corporate & Other includes expense of $4.5 and $18.0, respectively, related to a post-close adjustment pertaining to an estimated indemnification that is expected to be due on a previous disposition.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2017
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$1,301.8	$1,887.8	$43.8	$—	$5.3	$5.3	$3,238.7
Fees and other income	310.4	594.8	91.3	16.3	3.4	19.7	1,016.2
Net investment income	59.6	86.0	195.6	28.0	5.7	33.7	374.9
Net realized gains on investments	—	—	—	25.1	—	25.1	25.1
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	83.5	—	83.5	83.5
Total revenues	1,671.8	2,568.6	330.7	152.9	14.4	167.3	4,738.4
Benefits, losses and expenses
Policyholder benefits (2)	788.2	517.3	190.7	—	(39.6)	(39.6)	1,456.6
Amortization of deferred acquisition costs and value of business acquired	147.4	800.7	45.6	—	—	—	993.7
Underwriting, general and administrative expenses (3)	723.2	1,067.2	42.5	95.7	36.1	131.8	1,964.7
Interest expense	—	—	—	37.2	—	37.2	37.2
Total benefits, losses and expenses	1,658.8	2,385.2	278.8	132.9	(3.5)	129.4	4,452.2
Segment income before provision for income tax	13.0	183.4	51.9	20.0	17.9	37.9	286.2
Provision for income taxes	5.2	48.2	16.9	2.8	6.4	9.2	79.5
Segment income after tax	$7.8	$135.2	$35.0	$17.2	$11.5	$28.7
Net income							$206.7
	As of September 30, 2017

Segment assets:	$5,609.1	$9,447.8	$6,897.9	$10,325.9	$124.5	$10,450.4	$32,405.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits	Consolidated
Revenues
Net earned premiums	$1,378.3	$2,204.4	$47.0	$—	$24.9	$24.9	$178.0	$3,832.6
Fees and other income	339.2	572.6	82.2	17.1	18.4	35.5	4.2	1,033.7
Net investment income	53.2	80.6	192.0	29.7	7.5	37.2	17.3	380.3
Net realized gains on investments (4)	—	—	—	194.0	—	194.0	—	194.0
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	309.2	—	309.2	—	309.2
Gain on pension plan curtailment	—	—	—	29.6	—	29.6	—	29.6
Total revenues	1,770.7	2,857.6	321.2	579.6	50.8	630.4	199.5	5,779.4
Benefits, losses and expenses
Policyholder benefits (2)	600.8	503.2	186.8	—	(29.4)	(29.4)	118.4	1,379.8
Amortization of deferred acquisition costs and value of business acquired	171.2	783.5	46.8	—	—	—	5.8	1,007.3
Underwriting, general and administrative expenses (3)	734.0	1,420.3	41.1	178.5	122.2	300.7	58.5	2,554.6
Interest expense	—	—	—	43.7	—	43.7	—	43.7
Total benefits, losses and expenses	1,506.0	2,707.0	274.7	222.2	92.8	315.0	182.7	4,985.4
Segment income (loss) before provision (benefit) for income tax	264.7	150.6	46.5	357.4	(42.0)	315.4	16.8	794.0
Provision (benefit) for income taxes	86.9	30.8	15.1	128.5	(7.7)	120.8	6.3	259.9
Segment income (loss) after tax	$177.8	$119.8	$31.4	$228.9	$(34.3)	$194.6	$10.5
Net income								$534.1

(1)	The nine months ended September 30, 2017 and 2016 include $75.2 and $300.4, respectively, related to the amortization of deferred gains and gains related to the AEB sale on March 1, 2016.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the nine months ended September 30, 2017 and 2016, the premium deficiency reserve liability decreased $28.8 and $20.2, respectively, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through September 30, 2017, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

(3)
The nine months ended September 30, 2016 for Corporate and Other includes a $16.7 intangible asset impairment charge related to trade names that will no longer be used or defended by the Company, and the nine months ended September 30, 2017 and 2016, for Corporate and Other includes expense of $6.0 and $18.0, respectively, related to post-close adjustment pertaining to an estimated indemnification that is expected to be due on a previous disposition.

(4)	Nine months ended September 30, 2016 includes $146.7 of net realized gains related to assets transferred to Sun Life as part of the AEB sale on March 1, 2016.

5. Dispositions
On March 1, 2016, the Company completed the sale of its AEB segment through a series of transactions with Sun Life Assurance Company of Canada, a subsidiary of Sun Life Financial Inc. ("Sun Life"), for net cash consideration of $942.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following represents a summary of the pre-tax gain recognized during the three and nine months ended September 30, 2017 and 2016 by transaction component, as well as the related classification within the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain on sale of entities, net of transaction costs	$—	$—	$—	$41.1
Novations, resulting in recognized gains (a)	—	—	—	60.9
Loss on retroactive reinsurance component, before realized gains (b)	—	—	—	(128.7)
Net loss prior to realized gains on transferred securities supporting retroactive component (c)	—	—	—	(26.7)
Realized gains on transferred securities supporting retroactive component (b)	—	—	—	146.7
Amortization of deferred gains (d)	20.4	132.9	75.2	300.4
Total	$20.4	$132.9	$75.2	$420.4

(a)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

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

(d)
Amount classified as amortization of deferred gains and gains on disposal of businesses within the consolidated statements of operations. The nine months ended September 30, 2017 amount includes subsequent novations of $1.4 that allowed immediate gain recognition.

The remaining unamortized deferred gain as of September 30, 2017 was $80.9. The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known, and will adjust the prospective revenue to be recognized accordingly.
6. Acquisitions
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Holdings, Corp. and its subsidiaries Green Tree Insurance Agency and Green Tree Insurance Agency Reinsurance Limited (collectively “Green Tree”) for $125.0 in cash with a potential earn-out of up to $25.0, based on future performance. Green Tree sells housing protection products, including voluntary homeowners’ and manufactured housing policies, and other insurance products. In connection with the acquisition, the Company recorded $10.4 of net liabilities, $77.5 of agency relationship and renewal rights intangible assets, all of which are amortizable over periods ranging from 7 to 16 years, and $57.9 of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill is future expected growth of this business and operating synergies within Global Housing. Subsequent to the initial purchase accounting, the Company decreased intangible assets by $7.9, with an offset to increase goodwill by $7.9. Such changes were made in connection with information assessed during the measurement period related to the Company's finalization of purchase accounting.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity and equity securities as of the dates indicated:

	September 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$176.1	$3.5	$(0.6)	$179.0	$—
States, municipalities and political subdivisions	357.2	27.6	(0.1)	384.7	—
Foreign governments	525.8	58.4	(0.8)	583.4	—
Asset-backed	136.3	1.3	(0.2)	137.4	1.0
Commercial mortgage-backed	40.1	0.2	(0.8)	39.5	—
Residential mortgage-backed	1,114.4	38.9	(6.0)	1,147.3	11.1
U.S. corporate	4,856.1	569.6	(5.3)	5,420.4	15.3
Foreign corporate	1,682.9	165.9	(8.1)	1,840.7	—
Total fixed maturity securities	$8,888.9	$865.4	$(21.9)	$9,732.4	$27.4
Equity securities:
Common stocks	$7.0	$7.7	$—	$14.7	$—
Non-redeemable preferred stocks	341.7	47.2	(0.3)	388.6	—
Total equity securities	$348.7	$54.9	$(0.3)	$403.3	$—

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$172.8	$3.4	$(1.3)	$174.9	$—
States, municipalities and political subdivisions	446.9	29.6	(0.4)	476.1	—
Foreign governments	508.9	60.5	(0.9)	568.5	—
Asset-backed	2.6	1.2	(0.1)	3.7	1.1
Commercial mortgage-backed	39.3	0.1	(1.0)	38.4	—
Residential mortgage-backed	1,071.2	38.1	(8.0)	1,101.3	12.8
U.S. corporate	5,022.7	454.1	(15.6)	5,461.2	15.6
Foreign corporate	1,606.4	147.2	(5.6)	1,748.0	2.2
Total fixed maturity securities	$8,870.8	$734.2	$(32.9)	$9,572.1	$31.7
Equity securities:
Common stocks	$11.9	$8.9	$—	$20.8	$—
Non-redeemable preferred stocks	369.9	31.8	(1.1)	400.6	—
Total equity securities	$381.8	$40.7	$(1.1)	$421.4	$—

(a)
Represents the amount of OTTI recognized in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S., with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% of the overall investment portfolio as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $186.7 and $215.3, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2017 and December 31, 2016, revenue bonds account for 49% and 46% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. As of September 30, 2017, approximately 78%, 13% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. As of December 31, 2016, approximately 78%, 11% and 4% of the foreign government securities were held in the Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of September 30, 2017 and December 31, 2016.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $627.5 with a net unrealized gain of $64.2 as of September 30, 2017 and $693.3 with a net unrealized gain of $54.2 as of December 31, 2016. Approximately 28% and 23% of the corporate European exposure is held in the financial industry as of September 30, 2017 and December 31, 2016, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate securities as of September 30, 2017 and December 31, 2016. Approximately 8% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support related foreign-denominated liabilities of the Company's international businesses. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $676.3 with a net unrealized gain of $64.1 as of September 30, 2017 and $641.9 with a net unrealized gain of $51.6 as of December 31, 2016. Approximately 87% and 84% of the energy exposure is rated as investment grade as of September 30, 2017 and December 31, 2016, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$243.8	$246.4
Due after one year through five years	1,709.4	1,768.0
Due after five years through ten years	1,847.2	1,933.4
Due after ten years	3,797.7	4,460.4
Total	7,598.1	8,408.2
Asset-backed	136.3	137.4
Commercial mortgage-backed	40.1	39.5
Residential mortgage-backed	1,114.4	1,147.3
Total	$8,888.9	$9,732.4

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$2.3	$8.7	$16.8	$154.5
Equity securities	3.0	(0.2)	6.8	12.9
Commercial mortgage loans on real estate	—	0.1	—	21.6
Other investments	3.6	2.1	2.4	5.7
Total net realized gains related to sales and other (a)	8.9	10.7	26.0	194.7
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	—	(0.4)	(0.7)
Other investments	(0.4)	—	(0.5)	—
Total net realized losses related to other-than- temporary impairments	(0.4)	—	(0.9)	(0.7)
Total net realized gains	$8.5	$10.7	$25.1	$194.0

(a)	Nine months ended September 30, 2016 net gains includes $146.7 related to the sale of AEB as described in Note 5.
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$99.6	$(0.5)	$4.7	$(0.1)	$104.3	$(0.6)
States, municipalities and political subdivisions	—	—	2.4	(0.1)	2.4	(0.1)
Foreign governments	49.0	(0.8)	—	—	49.0	(0.8)
Asset-backed	26.3	(0.2)	—	—	26.3	(0.2)
Commercial mortgage-backed	17.5	(0.7)	12.3	(0.1)	29.8	(0.8)
Residential mortgage-backed	282.7	(5.0)	31.6	(1.0)	314.3	(6.0)
U.S. corporate	445.7	(4.7)	26.9	(0.6)	472.6	(5.3)
Foreign corporate	387.8	(7.8)	7.7	(0.3)	395.5	(8.1)
Total fixed maturity securities	$1,308.6	$(19.7)	$85.6	$(2.2)	$1,394.2	$(21.9)
Equity securities:
Non-redeemable preferred stocks	$5.4	$(0.3)	$—	$—	$5.4	$(0.3)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
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

Total gross unrealized losses represent less than 2% of the aggregate fair value of the related securities with such unrealized gains as of September 30, 2017 and December 31, 2016. Approximately 90% and 89% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of September 30, 2017 and December 31, 2016, respectively. The total gross unrealized losses are comprised of 593 and 796 individual securities as of September 30, 2017 and December 31, 2016, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of September 30, 2017 and December 31, 2016.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of September 30, 2017, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 to $12.8 as of September 30, 2017 and from less than $0.1 to $12.6 as of December 31, 2016.
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
Collateralized Loan Obligations: In January 2017, one of our subsidiaries registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser and such subsidiary (or one of its affiliates) intends to manage and invest in collateralized loan obligations (“CLOs”), and conduct other forms of investment activities. In connection with the planned formation of CLO structures, the Company formed two special purpose entities ("SPEs"), which were capitalized with $70.0 to begin purchasing senior secured leveraged loans. The entities have been funded with equity from the Company’s wholly owned subsidiaries. In second quarter 2017, one of the SPEs entered into a short-term warehouse credit facility to fund the purchase of additional senior secured leveraged loans. The Company determined that both SPEs are VIEs and consolidated the SPEs because the Company was deemed to be the primary beneficiary of these entities due to (i) its affiliates' roles as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entity, which exposes it to losses and the right to receive benefits that could potentially be significant to the entities.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

In the consolidated balance sheet as of September 30, 2017, the Company recorded $349.7 in Other Assets and $279.7 in Accounts Payable and Other Liabilities related to the SPEs. Included in Other Assets is $340.7 of investments in senior secured leverage loans reported at fair value as well as $9.0 in accounts receivable related to unsettled senior secured leverage loan sales.  Included in Accounts Payable and Other Liabilities is $157.7 of debt related to the warehouse credit facility and $122.0 related to obligations from unsettled senior secured leverage loan investment purchases. The assets of the SPEs are legally isolated from the creditors of the Company and can only be used to settle the obligations of the SPEs. The liabilities of the SPEs are non-recourse to the Company and the Company has no obligations to satisfy the liabilities of the SPEs. On November 2, 2017, the Company closed its first CLO which resulted in the warehouse credit facility being repaid.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	September 30, 2017
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$179.0	$—		$179.0		$—
State, municipalities and political subdivisions	384.7	—		384.7		—
Foreign governments	583.4	1.0		582.4		—
Asset-backed	137.4	—		11.0		126.4	(8)
Commercial mortgage-backed	39.5	—		9.7		29.8
Residential mortgage-backed	1,147.3	—		1,147.3		—
U.S. corporate	5,420.4	—		5,403.9		16.5
Foreign corporate	1,840.7	—		1,806.3		34.4
Equity securities:
Common stocks	14.7	14.0		0.7		—
Non-redeemable preferred stocks	388.6	—		386.3		2.3
Short-term investments	266.6	137.2	(2)	129.4		—
Other investments	239.5	68.8	(1)	164.2	(3)	6.5	(4)
Cash equivalents	622.2	557.2	(2)	65.0	(3)	—
Other assets:
Assets of special purpose entities	340.7	—		340.7	(3)(7)	—
Other derivatives	3.8	—		—		3.8	(5)
Assets held in separate accounts	1,763.0	1,594.9	(1)	168.1	(3)	—
Total financial assets	$13,371.5	$2,373.1		$10,778.7		$219.7

Financial Liabilities
Other liabilities	$134.0	$68.8	(1)	$8.0	(5)	$57.2	(6)
Liabilities related to separate accounts	1,763.0	1,594.9	(1)	168.1	(3)	—
Total financial liabilities	$1,897.0	$1,663.7		$176.1		$57.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2016
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$174.9	$—		$174.9		$—
State, municipalities and political subdivisions	476.1	—		476.1		—
Foreign governments	568.5	1.0		567.5		—
Asset-backed	3.7	—		3.7		—
Commercial mortgage-backed	38.4	—		10.6		27.8
Residential mortgage-backed	1,101.3	—		1,101.3		—
U.S. corporate	5,461.2	—		5,416.7		44.5
Foreign corporate	1,748.0	—		1,714.7		33.3
Equity securities:
Common stocks	20.8	20.1		0.7		—
Non-redeemable preferred stocks	400.6	—		398.4		2.2
Short-term investments	227.7	52.7	(2)	175.0		—
Other investments	265.1	64.9	(1)	196.7	(3)	3.5	(4)
Cash equivalents	646.6	644.6	(2)	2.0	(3)	—
Other assets	0.6	—		0.3	(5)	0.3	(5)
Assets held in separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial assets	$12,783.7	$2,256.2		$10,415.9		$111.6

Financial Liabilities
Other liabilities	$119.9	$64.9	(1)	$0.9	(5)	$54.1	(6)
Liabilities related to separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial liabilities	$1,770.1	$1,537.8		$178.2		$54.1

(1)	Mainly includes mutual funds.

(2)	Mainly includes money market funds.

(3)	Mainly includes fixed maturity securities.

(4)	Mainly includes fixed maturity securities and other derivatives.

(5)	Mainly includes other derivatives.

(6)	Mainly includes contingent consideration liabilities related to business combinations and other derivatives.

(7)	Refer to Note 7 - Investments for additional information regarding 2017 activity.

(8)
The increase in asset-backed securities classified as Level 3 consists primarily of CLOs purchased in 2017.  These securities were priced using independent and non-binding broker quotes as of September 30, 2017. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	September 30, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$648.1	$664.1	$—	$—	$664.1
Policy loans	36.9	36.9	36.9	—	—
Other investments	40.4	40.4	—	—	40.4
Total financial assets	$725.4	$741.4	$36.9	$—	$704.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$644.7	$657.0	$—	$—	$657.0
Funds withheld under reinsurance	142.7	142.7	142.7	—	—
Liabilities of special purpose entities (2)	157.7	157.7	—	157.7	—
Debt	1,067.9	1,174.0	—	1,174.0	—
Total financial liabilities	$2,013.0	$2,131.4	$142.7	$1,331.7	$657.0

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$624.0	$634.9	$—	$—	$634.9
Policy loans	38.5	38.5	38.5	—	—
Other investments	36.3	36.3	—	—	36.3
Total financial assets	$698.8	$709.7	$38.5	$—	$671.2
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$651.0	$680.4	$—	$—	$680.4
Funds withheld under reinsurance	111.7	111.7	111.7	—	—
Debt	1,067.0	1,159.7	—	1,159.7	—
Total financial liabilities	$1,829.7	$1,951.8	$111.7	$1,159.7	$680.4

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

(2)	Included as a component of Accounts payable and other liabilities on the consolidated balance sheet. Refer to Note 7 - Investments for additional information regarding 2017 amounts and activity.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $5.3 as of September 30, 2017 and $0.3 as of December 31, 2016.
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

	For the Nine Months Ended September 30,
	2017	2016
Claims and benefits payable, at beginning of period	$3,301.2	$3,896.7
Less: Reinsurance ceded and other	(2,718.2)	(1,496.5)
Net claims and benefits payable, at beginning of period	583.0	2,400.2
Incurred losses and loss adjustment expenses related to:
Current year	1,539.4	1,561.4
Prior year's interest	—	9.9
Prior years	(54.3)	(176.3)
Total incurred losses and loss adjustment expenses	1,485.1	1,395.0
Paid losses and loss adjustment expenses related to:
Current year	954.5	1,151.7
Prior years	327.8	2,028.9
Total paid losses and loss adjustment expenses	1,282.3	3,180.6
Net claims and benefits payable, at end of period	785.8	614.6
Plus: Reinsurance ceded and other (1)	4,008.4	2,782.8
Claims and benefits payable, at end of period (1)	$4,794.2	$3,397.4

(1)
Global Housing's reinsurance recoverables and claims and benefits payable as of September 30, 2017 include $1,123.0 of balances ceded to the U.S. government under the voluntary National Flood Insurance Program.

The Company experienced favorable development in both nine month periods presented in the roll forward table above. Favorable development in the nine months ended September 30, 2017 was comparatively lower than the nine months ended September 30, 2016, due primarily to the absence of the favorable development on the AEB business sold during the first quarter of 2016 and the runoff of the Assurant Health business. AEB contributed $42.5 to the favorable development during the nine months ended September 30, 2016. Assurant Health contributed $8.2 and $58.2 to the favorable development during the nine months ended September 30, 2017 and 2016, respectively. Global Housing and Global Lifestyle contributed $45.6 and $75.1 to the favorable development during the nine months ended September 30, 2017 and 2016, respectively. Overall, Global Housing favorable development decreased in 2017 due to the moderating favorable trend in theft and vandalism claims across lender-placed homeowners products, partially offset by $5.2 of favorable development related to Hurricane Matthew. Within Global Lifestyle, favorable development decreased among extended service contracts and credit insurance products, some of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

which is contractually subject to retrospective commission payments. The reduction was attributable to changing client mix and consideration of prior development trends when finalizing year-end 2016 reserves.
10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended September 30, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2017	$(284.6)	$565.6	$18.8	$(62.9)	$236.9
Change in accumulated other comprehensive (loss) income before reclassifications	27.6	(4.2)	(1.0)	—	22.4
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.5)	—	0.6	(2.9)
Net current-period other comprehensive income (loss)	27.6	(7.7)	(1.0)	0.6	19.5
Balance at September 30, 2017	$(257.0)	$557.9	$17.8	$(62.3)	$256.4

	Three Months Ended September 30, 2016
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2016	$(273.4)	$641.2	$21.3	$(62.0)	$327.1
Change in accumulated other comprehensive (loss) income before reclassifications	(15.9)	19.6	0.3	—	4.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.3)	—	0.2	(3.1)
Net current-period other comprehensive (loss) income	(15.9)	16.3	0.3	0.2	0.9
Balance at September 30, 2016	$(289.3)	$657.5	$21.6	$(61.8)	$328.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive (loss) income before reclassifications	65.1	112.9	(2.8)	—	175.2
Amounts reclassified from accumulated other comprehensive (loss) income	—	(14.3)	—	0.9	(13.4)
Net current-period other comprehensive income (loss)	65.1	98.6	(2.8)	0.9	161.8
Balance at September 30, 2017	$(257.0)	$557.9	$17.8	$(62.3)	$256.4

	Nine Months Ended September 30, 2016
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2015	$(270.7)	$495.4	$22.4	$(128.6)	$118.5
Change in accumulated other comprehensive (loss) income before reclassifications	(18.6)	265.8	(1.1)	85.0	331.1
Amounts reclassified from accumulated other comprehensive (loss) income	—	(103.7)	0.3	(18.2)	(121.6)
Net current-period other comprehensive (loss) income	(18.6)	162.1	(0.8)	66.8	209.5
Balance at September 30, 2016	$(289.3)	$657.5	$21.6	$(61.8)	$328.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2017	2016
Net unrealized gains on securities	$(5.3)	$(5.0)	Net realized gains on investments, excluding other-than-temporary impairment losses
	1.8	1.8	Provision for income taxes
	$(3.5)	$(3.2)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.9	$0.3	(1)
	0.9	0.3	Total before tax
	(0.3)	(0.1)	Provision for income taxes
	$0.6	$0.2	Net of tax
Total reclassifications for the period	$(2.9)	$(3.0)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2017	2016
Net unrealized gains on securities	$(22.0)	$(159.6)	Net realized gains on investments, excluding other-than-temporary impairment losses
	7.7	55.9	Provision for income taxes
	(14.3)	(103.7)	Net of tax
OTTI	—	0.5	Portion of net loss recognized in other comprehensive income, before taxes
	—	(0.2)	Provision for income taxes
	$—	$0.3	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Settlement gain	$(0.6)	$—	Settlement gain
Amortization of net loss	2.0	1.5	(1)
Gain on pension plan curtailment	—	(29.6)	Gain on pension plan curtailment
	1.4	(28.1)	Total before tax
	(0.5)	9.9	Provision for income taxes
	0.9	(18.2)	Net of tax
Total reclassifications for the period	$(13.4)	$(121.6)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 - Retirement and Other Employee Benefits for additional information.
11. Stock Based Compensation
Under the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), as amended and restated in May 2017, the Company is authorized to issue up to 6,800,000 new shares of the Company's common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
Restricted Stock Units
The following table shows a summary of RSU activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RSU compensation expense	$6.3	$6.2	$17.1	$15.0
Income tax benefit	(2.2)	(2.2)	(6.0)	(5.3)
RSU compensation expense, net of tax	$4.1	$4.0	$11.1	$9.7
RSUs granted	31,720	41,756	236,919	351,850
Weighted average grant date fair value per unit	$103.64	$88.13	$99.77	$79.45
Total fair value of vested RSUs	$2.4	$3.7	$26.2	$25.0

As of September 30, 2017, there was $20.9 of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PSU compensation expense	$4.9	$9.1	$5.0	$13.3
Income tax benefit	(1.7)	(3.2)	(1.7)	(4.7)
PSU compensation expense, net of tax	$3.2	$5.9	$3.3	$8.6
PSUs granted	336	12,700	237,959	271,346
Weighted average grant date fair value per unit	$112.32	$91.12	$112.32	$81.30
Total fair value of vested PSUs	$0.3	$2.0	$29.7	$31.3

Portions of the compensation expense recorded in prior years were reversed in the nine months ended September 30, 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of September 30, 2017, there was $23.7 of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.0 year.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2017 and 2016 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the nine months ended September 30, 2017 and 2016 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
In May 2017, the Company modified its outstanding 2015 PSU awards (except those awarded to executive officers of the Company, as defined in Section 16 of the Exchange Act) to adjust the revenue growth metric for a change in program structure for a large service contract client, which impacted the accounting for revenues on a net instead of a gross basis. The 2015 PSU

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

awards were previously modified in 2016, along with the 2014 PSU awards, to exclude the AEB and Assurant Health segment revenue from the revenue growth metric as a result of the Company's exit of the health insurance market in 2016 and the sale of Assurant Employee Benefits on March 1, 2016. All other terms of the awards remained unchanged. As a result of these changes, the net incremental (expense) benefit recognized in the three and nine months ended September 30, 2017 was $(0.1) and $0.7, respectively.
12. Stock Repurchase
During the nine months ended September 30, 2017, the Company repurchased 2,535,457 shares of the Company’s outstanding common stock at a cost of $250.5, exclusive of commissions, leaving $432.4 remaining under the total repurchase authorization as of September 30, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net (loss) income	$(57.3)	$144.4	$206.7	$534.1
Deduct dividends paid	(28.8)	(30.1)	(88.8)	(95.1)
Undistributed (loss) earnings	$(86.1)	$114.3	$117.9	$439.0
Denominator
Weighted average shares outstanding used in basic earnings per share	54,524,874	60,262,073	55,096,933	62,522,980
Incremental common shares from:
PSUs	—	566,268	312,275	570,340
Employee Stock Purchase Program	—	—	43	—
Weighted average shares used in diluted earnings per share calculations	54,524,874	60,828,341	55,409,251	63,093,320
Earnings per common share - Basic
Distributed earnings	$0.53	$0.50	$1.61	$1.52
Undistributed (loss) earnings	(1.58)	1.90	2.14	7.02
Net (loss) income	$(1.05)	$2.40	$3.75	$8.54
Earnings per common share - Diluted (1)
Distributed earnings	$0.53	$0.49	$1.60	$1.50
Undistributed (loss) earnings	(1.58)	1.88	2.13	6.96
Net (loss) income	$(1.05)	$2.37	$3.73	$8.46

(1)	In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.
Average PSUs totaling 5,301 for the three months ended September 30, 2016, and 68,439 and 6,449 for the nine months ended September 30, 2017 and 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

14. Retirement and Other Employee Benefits
The components of net periodic benefit (gain) cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,				For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2017	2016	2017	2016
Service cost	$—	$—	$1.4	$—	$—	$0.2	$—	$—
Interest cost	2.5	3.2	3.3	3.5	0.7	0.9	0.9	0.9
Expected return on plan assets	(5.4)	(6.7)	(5.5)	(8.2)	—	—	(0.8)	(0.8)
Amortization of net loss	—	0.4	—	0.2	0.5	0.1	—	—
Net periodic benefit (gain) cost	$(2.9)	$(3.1)	$(0.8)	$(4.5)	$1.2	$1.2	$0.1	$0.1

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,				For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2017	2016	2017	2016
Service cost	$—	$—	$1.4	$—	$—	$0.4	$—	$—
Interest cost	8.3	9.4	10.1	10.5	2.2	2.7	2.6	2.6
Expected return on plan assets	(17.6)	(20.3)	(21.1)	(20.0)	—	—	(2.3)	(2.3)
Amortization of net loss	—	1.0	—	0.8	1.0	0.7	—	—
Curtailment/settlement gain	—	—	(23.1)	—	(0.6)	(2.3)	—	(4.2)
Net periodic benefit (gain) cost	$(9.3)	$(9.9)	$(32.7)	$(8.7)	$2.6	$1.5	$0.3	$(3.9)

Assurant's qualified and non-qualified pension benefit plans were frozen on March 1, 2016. The Assurant Pension Plan's (the "Plan") funded status increased to $83.1 at September 30, 2017 from $77.0 (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2016. This equates to a 112% and 111% funded status at September 30, 2017 and December 31, 2016, respectively. During the first nine months of 2017, no cash was contributed to the Plan. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2017.
15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $18.4 and $17.2 of letters of credit outstanding as of September 30, 2017 and December 31, 2016, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Legal and Regulatory Matters
In January 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, were subject to the examination. In December 2016, the Company reached a Regulatory Settlement Agreement (the "RSA") with the participating regulators to resolve the issues raised in the market conduct examination and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The terms of the Settlement Agreements took effect in the first quarter of 2017. They resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and align lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. In April 2017, the Company paid $85.0 to the participating jurisdictions for examination, compliance and monitoring costs. In accordance with the RSA, the Company is required to re-file its lender-placed insurance rates at least once every 4 years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. The state insurance regulatory agencies have also imposed similar requirements and restrictions on other existing writers of lender-placed insurance and future entrants.
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which is ongoing, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty.  Given developments in 2016, and the apparent inevitable liquidation of Penn Treaty, the Company accrued $12.5 for its estimated share of guaranty association assessments in the fourth quarter of 2016. In March 2017, the order of liquidation was granted. During the nine months ended September 30, 2017, the Company paid $2.3 to state guaranty funds for Penn Treaty.  During the same period, the Company incurred an additional $0.8 of expense related to Penn Treaty due to a revised estimated total loss liability and has a net liability of $11.0 as of September 30, 2017 for the related insolvency.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

16. Income Taxes
During the nine months ended September 30, 2017, the Company recorded net tax benefits of $9.6 in the Global Lifestyle segment. The tax benefit was driven by two factors, including an international restructuring, in which there will be a dividend and release of foreign tax credits which will result in a future tax benefit of $6.2, as well as a reduction in a valuation allowance of $3.4 for an international subsidiary due to improved outlook. The benefit for these future credits has been reflected in the provision for income taxes line item in the consolidated statements of operations.
During the nine months ended September 30, 2016, the Company recorded a net tax benefit of $18.0 in the Global Lifestyle segment. The tax benefit was driven by an international restructuring, in which there was a redemption of shares. For U.S. tax purposes, the redemption was treated as a dividend of shares, attracted foreign tax credits and resulted in a tax benefit. The benefit is reflected in the provision for income taxes line item in the consolidated statement of operations.

17. Subsequent Events
The Warranty Group Acquisition
On October 17, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with TWG Holdings Limited, a Bermuda limited company (“TWG Holdings,” and together with its subsidiaries, “TWG”), TWG Re, Ltd., a corporation incorporated in the Cayman Islands, and Arbor Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of TWG Holdings (“Merger Sub”). Under the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Assurant and TWG will combine their businesses through a transaction in which Merger Sub will merge with and into Assurant, with Assurant continuing as the surviving corporation and a wholly owned subsidiary of TWG Holdings (the “Merger”). TWG is a global provider of protection plans and related programs and a portfolio company of TPG Capital.
As a result of the Merger and related transactions, each issued and outstanding share of Assurant common stock will be cancelled and converted automatically into the right to receive one ordinary share of TWG Holdings and the equityholders of TWG Holdings will receive approximately $372.4 in cash and retain approximately 16,000,000 ordinary shares in the aggregate (equal in value to 16,000,000 Assurant shares, or approximately $1,500.0 based on the Assurant closing price on October 17, 2017), in each case subject to the adjustments set forth in the Merger Agreement. The transaction values TWG at approximately $1,900.0 in equity value, or approximately $2,500.0 of enterprise value, including TWG's existing debt. The Company intends to finance the cash consideration and repayment of approximately $591.3 of TWG’s existing debt through new debt, and preferred securities expected to be issued after closing.
The Company entered into commitment letters with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), each dated as of October 17, 2017, pursuant to which Morgan Stanley has (i) committed to provide to the Company, subject to the terms and conditions set forth therein, the full amount of a 364-day $1,000.0 senior unsecured bridge loan facility and (ii) agreed to use commercially reasonable efforts to arrange a syndicate of lenders that will provide to the Company a 364-day senior unsecured term loan facility in an aggregate principal amount of up to $350.0 and committed to provide to the Company $70.0 of the term facility.
Following the consummation of the Merger, current stockholders of Assurant will own approximately 77% of TWG Holdings and current shareholders of TWG Holdings will own approximately 23%. Under applicable accounting principles, Assurant will be regarded as the acquiring entity. At the effective time of the Merger, TWG Holdings will change its name to Assurant Ltd. and will trade under the ticker symbol “AIZ”. The transaction is expected to close in the first half of 2018, subject to shareholder and regulatory approvals, and other customary closing conditions.
California Wildfires
The Company expects to record between $6.0 - $8.0 pre-tax of reportable catastrophe losses related to the California wildfires that occurred in October for the fourth quarter 2017. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5.0 pre-tax, net of reinsurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except number of shares and per share amounts)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Assurant, Inc. (which we refer to as “Assurant” or the "Company”) as of September 30, 2017, compared with December 31, 2016, and our results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with our MD&A and annual audited Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2017 and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report"). The 2016 Annual Report, this Report, and other documents related to the Company are available free of charge through the SEC website at www.sec.gov and through our website at www.assurant.com.
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, including with respect to estimated reportable catastrophes and the pending transaction, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, please refer to “Item 7-MD&A-Critical Factors Affecting Results” in this Report and in our 2016 Annual Report, “Item 1A-Risk Factors” in our 2016 Annual Report and "Item 1A-Risk Factors" in this Report.
General
As of September 30, 2017, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

•
Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multi-family housing); and valuation and field services (referred to as mortgage solutions).

•
Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as Connected Living); vehicle protection services and credit insurance.

•	Global Preneed: provides pre-funded funeral insurance.

•
Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and the Assurant Employee Benefits businesses through reinsurance agreements, expenses related to the pending acquisition of The Warranty Group (see below) and other unusual or infrequent items. Additionally, the Total Corporate & Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the tables for comparability.

In addition, Assurant Employee Benefits was a separate segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 5 for more information.
The following discussion covers the three and nine months ended September 30, 2017 (“Third Quarter 2017” and "Nine Months 2017," respectively) and the three and nine months ended September 30, 2016 (“Third Quarter 2016” and "Nine Months 2016," respectively).

Executive Summary
On October 17, 2017, the Company entered into an Agreement and Plan of Merger, with TWG Holdings Limited, a Bermuda limited company (“TWG Holdings,” and together with its subsidiaries, “TWG”), TWG Re, Ltd., a corporation incorporated in the Cayman Islands, and Arbor Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of TWG Holdings (“Merger Sub”). Under the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Assurant and TWG will combine their businesses through a transaction in which Merger Sub will merge with and into Assurant, with Assurant continuing as the surviving corporation and a wholly owned subsidiary of TWG Holdings (the “Merger”). TWG is a global provider of protection plans and related programs and a portfolio company of TPG Capital. The Merger and related transactions are referred to as the pending transaction. For more information regarding the pending transaction, see Note 17 to the Consolidated Financial Statements, included elsewhere in this Report.
Consolidated net income decreased $201.7 to a net loss of $57.3 for Third Quarter 2017, compared with net income of $144.4 for Third Quarter 2016. For Nine Months 2017, consolidated net income decreased $327.4, or 61%, to $206.7, compared with net income of $534.1 for Nine Months 2016. The decline in Third Quarter 2017 compared to Third Quarter 2016 primarily reflects $191.8 after-tax of reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), mostly in Global Housing from Hurricanes Harvey, Irma and Maria, and the Mexico City earthquake, and lower amortization of deferred gains primarily from the 2016 sale of Assurant Employee Benefits.
Global Housing net income decreased $154.8 to a net loss of $110.3 for Third Quarter 2017 from net income of $44.5 for Third Quarter 2016, primarily due to $186.8 after-tax of reportable catastrophes from Hurricanes Harvey, Irma and Maria, and the Mexico City earthquake, compared to $33.2 in Third Quarter 2016. Excluding reportable catastrophes, Third Quarter 2017 net operating income was down slightly compared to Third Quarter 2016. The ongoing decline in our lender-placed insurance business was partially offset by additional investment income from real estate joint venture partnership gains.
Net earned premiums and fees decreased $48.7, or 8%, to $530.3 for Third Quarter 2017 from $579.0 for Third Quarter 2016, mainly from lower placement rates in lender-placed insurance as well as the impact of reinstatement and other premiums from catastrophe losses. Reduced demand for originations and field services, along with lower client volumes, in our mortgage solutions business also contributed to the decline. The decrease was partially offset by revenue growth in our multi-family housing business.
For 2017, we expect Global Housing's net earned premiums and net income, excluding the impact of reportable catastrophes, to decrease from 2016 as a result of additional declines in our lender-placed insurance business, reflecting lower placement rates for the second half of 2017, as well as reduced contributions from mortgage solutions. We expect ongoing expense management initiatives within Global Housing and growth in multi-family housing to partially mitigate declines.
Global Lifestyle net income increased $14.3, or 51%, to $42.6 for Third Quarter 2017 from $28.3 for Third Quarter 2016, primarily due to a $9.6 nonrecurring tax benefit, growth from our mobile business and additional investment income from a real estate joint venture partnership gain. The increase was partially offset by $5.0 in reportable catastrophes in our vehicle protection business from extreme flooding caused by Hurricane Harvey.
Net earned premiums and fees decreased $86.1, or 9%, to $841.7 for Third Quarter 2017 from $927.8 for Third Quarter 2016, primarily due to the change in program structure in fourth quarter 2016 for a large service contract client in Connected Living. Excluding this $139.0 reduction, Third Quarter 2017 revenue increased, benefitting mainly from growth in new mobile programs and vehicle protection services businesses, partially offset by declines from legacy retail clients.
For 2017, we expect Global Lifestyle's net income to increase compared to 2016 as a result of improved performance in Connected Living, driven primarily by growth in new and existing mobile programs, higher contributions from vehicle protection services and from expense efficiencies. We expect declines in legacy credit insurance and retail clients to continue. We expect revenue to decrease, largely due to a change in program structure for a large service contract client. Under the new structure, the overall economics of the program are maintained with no impact to profitability, however, net earned premiums will be lower by approximately $500.0 compared to 2016 with a commensurate reduction in expenses. Excluding this item, we expect net earned premiums and fee income to increase from growth in Connected Living and vehicle protection services globally. Foreign exchange volatility and variability of the mobile market are expected to impact results.
Global Preneed net income decreased $2.1, or 15%, to $12.3 for Third Quarter 2017 from $14.4 for Third Quarter 2016, primarily due to primarily due to lower investment income from real estate joint venture partnerships.
Net earned premiums and fees increased $1.4, or 3%, to $44.6 for Third Quarter 2017 from $43.2 for Third Quarter 2016, driven mainly by growth in the U.S and Canada.

For 2017, we expect Global Preneed's full year fees and other income and net income to increase compared to 2016 from our alignment with market leaders and operational efficiencies.
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
For the nine months ended September 30, 2017, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $372.5; net cash provided by investing activities totaled $242.0 and net cash used in financing activities totaled $169.7. We had $992.8 in cash and cash equivalents as of September 30, 2017. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2016 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2016 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2017.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$1,073.1	$1,215.1	$3,238.7	$3,832.6
Fees and other income	349.1	347.7	1,016.2	1,033.7
Net investment income	132.6	124.8	374.9	380.3
Net realized gains on investments	8.5	10.7	25.1	194.0
Amortization of deferred gains and gains on disposal of businesses	23.1	135.8	83.5	309.2
Gain on pension plan curtailment	—	—	—	29.6
Total revenues	1,586.4	1,834.1	4,738.4	5,779.4
Benefits, losses and expenses:
Policyholder benefits	682.2	435.2	1,456.6	1,379.8
Selling, underwriting, general and administrative expenses	999.6	1,164.0	2,958.4	3,561.9
Interest expense	12.2	14.0	37.2	43.7
Total benefits, losses and expenses	1,694.0	1,613.2	4,452.2	4,985.4
(Loss) income before (benefit) provision for income taxes	(107.6)	220.9	286.2	794.0
(Benefit) provision for income taxes	(50.3)	76.5	79.5	259.9
Net (loss) income	$(57.3)	$144.4	$206.7	$534.1

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net (Loss) Income
Consolidated net income decreased $201.7 to a net loss of $57.3 for Third Quarter 2017, compared with net income of $144.4 for Third Quarter 2016, primarily due to increased reportable catastrophes. Third Quarter 2017 included $191.8 after-tax of reportable catastrophes primarily in Global Housing from Hurricanes Harvey, Irma and Maria, and the Mexico City earthquake, compared with $33.2 after-tax in Third Quarter 2016. Absent the impact of these items, the decrease in net income was due to $73.3 after-tax of lower amortization of deferred gains primarily from the 2016 sale of Assurant Employee Benefits, partially offset by a $9.6 tax benefit in Global Lifestyle and $7.5 after-tax of additional income from a real estate joint venture partnership gain.
For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income
Consolidated net income decreased $327.4, or 61%, to $206.7 for Nine Months 2017, compared with $534.1 of net income for Nine Months 2016. Nine Months 2017 included $192.4 after-tax of reportable catastrophes primarily in Global Housing, as previously mentioned, compared to $58.5 after-tax for Nine Months 2016. Absent the impact of these items, the decrease in net income was due to $146.7 after-tax of lower amortization of deferred gains and $109.8 after-tax of lower net realized gains primarily from the 2016 sale of Assurant Employee Benefits, partially offset by a $45.8 after-tax improvement in results associated with our Health run-off operations.

Global Housing
Overview
The table below presents information regarding Global Housing’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$423.0	$457.4	$1,301.8	$1,378.3
Fees and other income	107.3	121.6	310.4	339.2
Net investment income	23.6	17.0	59.6	53.2
Total revenues	553.9	596.0	1,671.8	1,770.7
Benefits, losses and expenses:
Policyholder benefits	436.7	218.6	788.2	600.8
Selling, underwriting, general and administrative expenses	284.7	312.8	870.6	905.2
Total benefits, losses and expenses	721.4	531.4	1,658.8	1,506.0
Segment (loss) income before (benefit) provision for income taxes	(167.5)	64.6	13.0	264.7
(Benefit) provision for income taxes	(57.2)	20.1	5.2	86.9
Segment net (loss) income	$(110.3)	$44.5	$7.8	$177.8
Net earned premiums, fees and other:
Lender-placed insurance	$299.2	$328.6	$910.7	$997.0
Multi-family housing	93.5	81.9	269.2	237.2
Mortgage solutions	67.3	88.1	197.9	243.4
Manufactured housing and other	70.3	80.4	234.4	239.9
Total	$530.3	$579.0	$1,612.2	$1,717.5
Ratios:
Combined ratio for risk-based businesses (1)	154.9%	92.0%	107.5%	86.6%
Pre-tax income margin for fee-based, capital-light businesses (2)	9.0%	9.7%	9.9%	10.6%

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
Lender-placed insurance products accounted for 56% and 58% of net earned premiums, fees and other income for Nine Months 2017 and Nine Months 2016, respectively. Lender-placed insurance products did not contribute to the segment net income in Nine Months 2017 due to the significant catastrophe losses; however, did contribute 63% to segment net income in Nine Months 2016. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline.

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net (Loss) Income
Segment net income decreased $154.8 to a net loss of $110.3 for Third Quarter 2017 from net income of $44.5 for Third Quarter 2016, primarily due to an increase in reportable catastrophe losses. Third Quarter 2017 had $186.8 after-tax of reportable catastrophe losses, net of reinsurance and including reinstatement and other premiums, primarily from Hurricanes Harvey, Irma and Maria, and the Mexico City earthquake, compared to $33.2 after-tax in Third Quarter 2016. Absent the impact of these items, net income decreased $1.2, or 2%, primarily due to lower revenue in our lender-placed insurance business, partially offset by additional income from a real estate joint venture partnership gain.
Total Revenues
Total revenues decreased $42.1, or 7%, to $553.9 for Third Quarter 2017 from $596.0 for Third Quarter 2016. The decrease was primarily due to lower revenue in our lender-placed insurance business, a $27.1 increase in reinstatement and other premiums resulting from reportable catastrophe losses as well as lower revenue in our mortgage solutions business. Net earned premiums decreased $34.4, or 8%, mainly due to a decline in placement rates in our lender-placed insurance business and reinstatement and other premiums from reportable catastrophe losses. Fees and other income decreased $14.3, or 12%, mainly due to a decrease in mortgage solutions fee income, which was primarily due to reduced demand for originations and field services and lower client volume. These decreases were partially offset by an increase in revenue from our multi-family housing business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $190.0, or 36%, to $721.4 for Third Quarter 2017 from $531.4 for Third Quarter 2016, primarily due to an increase in total policyholder benefits. Total policyholder benefits increased $218.1, or 100%, primarily due to $259.9 of reportable catastrophe losses, net of reinsurance, in Third Quarter 2017 compared to $51.1 in Third Quarter 2016. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5.0, pre-tax, net of reinsurance and including reinstatement and other premiums. There was also an increase in non-catastrophe losses primarily due to an increase in loss severity in our multi-family housing business in Third Quarter 2017. Selling, underwriting, general and administrative expenses decreased $28.1, or 9%, primarily due to reduced lender-placed insurance business.
For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income
Segment net income decreased $170.0, or 96%, to $7.8 for Nine Months 2017 from $177.8 for Nine Months 2016, primarily due to $187.4 after-tax of reportable catastrophe losses, net of reinsurance and including reinstatement and other premiums, compared to $58.5 after-tax for Nine Months 2016. Absent the impact of these items, net income decreased $41.1, or 17%, primarily due to lower revenue in our lender-placed insurance business and increases in non-catastrophe loss experience in our multi-family housing business. These decreases were partially offset by additional income from a real estate joint venture partnership gain.
Total Revenues
Total revenues decreased $98.9, or 6%, to $1,671.8 for Nine Months 2017 from $1,770.7 for Nine Months 2016. The decrease was primarily due to lower revenue in our lender-placed insurance and mortgage solutions businesses and reinstatement and other premiums. Net earned premiums decreased $76.5, or 6%, mainly due to a decline in placement rates in our lender-placed insurance business as well as a $27.1 increase in reinstatement and other premiums from catastrophe losses. Fees and other income decreased $28.8, or 8%, mainly due to a decrease in mortgage solutions fee income, which was primarily due to reduced demand for originations and field services and lower client volume. These decreases were partially offset by an increase in revenue from our multi-family housing business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $152.8, or 10%, to $1,658.8 for Nine Months 2017 from $1,506.0 for Nine Months 2016. Total policyholder benefits increased $187.4, or 31%, primarily due to $260.8 of reportable catastrophe losses for Nine Months 2017 compared to $90.1 in Nine Months 2016. There was also an increase in non-catastrophe losses primarily due to the impact of lower premium rates and higher weather losses. Selling, underwriting, general and administrative expenses decreased $34.6, or 4%, mainly due to reduced lender-placed insurance business and an increased focus on expense management.

Global Lifestyle
Overview
The table below presents information regarding Global Lifestyle’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$636.0	$742.0	$1,887.8	$2,204.4
Fees and other income	205.7	185.8	594.8	572.6
Net investment income	33.1	27.4	86.0	80.6
Total revenues	874.8	955.2	2,568.6	2,857.6
Benefits, losses and expenses:
Policyholder benefits	190.6	180.1	517.3	503.2
Selling, underwriting, general and administrative expenses	638.0	733.0	1,867.9	2,203.8
Total benefits, losses and expenses	828.6	913.1	2,385.2	2,707.0
Segment income before provision for income taxes	46.2	42.1	183.4	150.6
Provision for income taxes	3.6	13.8	48.2	30.8
Segment net income	$42.6	$28.3	$135.2	$119.8
Net earned premiums, fees and other:
Global Connected Living (mobile and extended service contracts)	$543.0	$647.7	$1,568.6	$1,926.2
Global Vehicle Protection	188.0	175.4	571.0	537.8
Global Credit and Other	110.7	104.7	343.0	313.0
Total	$841.7	$927.8	$2,482.6	$2,777.0
Net earned premiums, fees and other:
Domestic	$534.5	$632.5	$1,570.0	$1,918.5
International	307.2	295.3	912.6	858.5
Total	$841.7	$927.8	$2,482.6	$2,777.0
Ratios:
Combined ratio for risk-based businesses (1)	99.2%	97.9%	96.2%	96.1%
Pre-tax income margin for fee-based, capital-light businesses (2)	3.8%	2.6%	5.7%	3.5%

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

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net Income
Segment net income increased $14.3, or 51%, to $42.6 for Third Quarter 2017 from $28.3 for Third Quarter 2016. The increase was primarily due to a $9.6 nonrecurring tax benefit, partially offset by an increase in after-tax reportable catastrophe losses, net of a client profit sharing adjustment and inclusive of reinstatement premiums, from Hurricane Harvey of $5.0. Absent these items, segment net income increased, primarily due to growth in our global mobile business and higher investment income primarily from an increase in a real estate joint venture partnership gain.

Total Revenues
Total revenues decreased $80.4, or 8%, to $874.8 for Third Quarter 2017 from $955.2 for Third Quarter 2016. Net earned premiums decreased $106.0, or 14%, due to a change in program structure in the fourth quarter of 2016 impacting the accounting for revenues for a previously disclosed large service contract client on a net instead of gross basis. Excluding this program structure change, Third Quarter 2017 net earned premiums increased 5%, primarily due to growth from our global mobile programs, vehicle protection and international credit businesses. Fees and other income increased $19.9, or 11%, primarily driven by new mobile programs, partially offset by declines in legacy retail clients.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $84.5, or 9%, to $828.6 for Third Quarter 2017 from $913.1 for Third Quarter 2016. Policyholder benefits increased $10.5, or 6%, primarily due to growth in our global mobile protection programs, partially offset by the change in program structure for a large service contract client. Selling, underwriting, general and administrative expenses decreased $95.0, or 13%, primarily due to the change in program structure for a large service contract client. This decrease was partially offset by higher expenses related to growth in our global mobile and vehicle protection services businesses.
For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income
Segment net income increased $15.4, or 13%, to $135.2 for Nine Months 2017 from $119.8 for Nine Months 2016. Results were impacted by a $9.6 nonrecurring tax benefit in Third Quarter 2017, offset by prior year's $18.0 tax benefit related to a redemption of shares in our international structure. Nine Months 2017 also included $7.5 after-tax of client recoverables resulting primarily from contractual benefits in certain international markets, partially offset by $5.0 after-tax of reportable catastrophe losses, net of a client profit sharing adjustment and including reinstatement premiums. Excluding these items, segment net income increased 21%, primarily driven by higher contributions from extended service contracts from original equipment manufacturer clients and other distribution channels, growth in our global mobile business and higher investment income, primarily from real estate joint venture partnerships. This increase was partly offset by less favorable mobile loss experience in Europe.
Total Revenues
Total revenues decreased $289.0, or 10%, to $2,568.6 for Nine Months 2017 from $2,857.6 for Nine Months 2016. Net earned premiums decreased $316.6, or 14%, due to the change in program structure for a large service contract client. Excluding this program structure change, Nine Months 2017 net earned premiums increased 5%, primarily due to growth from our global mobile, international credit and domestic vehicle protection businesses. This increase was partially offset by foreign exchange volatility. Fees and other income increased $22.2, or 4%, primarily driven by the prior aforementioned client recoverables and growth from global mobile programs. This increase was partially offset by lower volume from domestic mobile repair and logistics business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $321.8, or 12%, to $2,385.2 for Nine Months 2017 from $2,707.0 for Nine Months 2016. Policyholder benefits increased $14.1, or 3%, primarily due to higher loss experience in our global mobile protection programs, mostly in Europe, combined with higher expenses related to the growth of our international credit insurance product. This increase was partially offset by the change in program structure for a large service contract client, favorable experience from global extended service contracts, foreign exchange volatility and the continued runoff of our domestic credit insurance business. Selling, underwriting, general and administrative expenses decreased $335.9, or 15%, primarily due to a change in program structure for a large service contract client and lower contributions from our international extended service contract business. These decreases were partially offset from growth in our global mobile, international credit and domestic vehicle protection services businesses.

Global Preneed
Overview
The table below presents information regarding Global Preneed’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$14.0	$15.2	$43.8	$47.0
Fees and other income	30.6	28.0	91.3	82.2
Net investment income	66.4	68.0	195.6	192.0
Total revenues	111.0	111.2	330.7	321.2
Benefits, losses and expenses:
Policyholder benefits	62.6	60.9	190.7	186.8
Selling, underwriting, general and administrative expenses	30.0	29.5	88.1	87.9
Total benefits, losses and expenses	92.6	90.4	278.8	274.7
Segment income before provision for income taxes	18.4	20.8	51.9	46.5
Provision for income taxes	6.1	6.4	16.9	15.1
Segment net income	$12.3	$14.4	$35.0	$31.4
For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net Income
Segment net income decreased $2.1, or 15%, to $12.3 for Third Quarter 2017 from $14.4 for Third Quarter 2016. The decrease was primarily due to lower investment income from real estate joint venture partnerships.
Total Revenues
Total revenues decreased $0.2 to $111.0 for Third Quarter 2017 from $111.2 for Third Quarter 2016. This decrease was due to lower investment income from real estate joint venture partnerships, partially offset by growth in the preneed business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $2.2, or 2%, to $92.6 for Third Quarter 2017 from $90.4 for Third Quarter 2016. The increase was primarily due to higher incurred claims related to growth in the preneed business, partially offset by lower general expenses. Selling, underwriting, general and administrative expenses increased $0.5 due to higher selling expenses partially offset by lower general expenses.
For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income
Segment net income increased $3.6, or 11%, to $35.0 for Nine Months 2017 from $31.4 for Nine Months 2016. The increase was primarily due to an adjustment related to the amortization of deferred acquisition cost and policyholder benefits for an older block of preneed policies in 2016 and higher investment income due to growth in invested assets. This was partially offset by higher incurred losses and higher selling, underwriting, general and administrative expenses.
Total Revenues
Total revenues increased $9.5, or 3%, to $330.7 for Nine Months 2017 from $321.2 for Nine Months 2016. This increase was due primarily to growth in preneed business, favorable foreign exchange and higher investment income.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $4.1, or 1%, to $278.8 for Nine Months 2017 from $274.7 for Nine Months 2016. The increase was primarily due to a $3.9 increase in policyholder benefits due to growth in preneed business and foreign exchange volatility, and a slight increase in selling, underwriting, general and administrative expenses. This was partially offset by an adjustment related to amortization of deferred acquisition cost and policyholder benefits for an older block of preneed policies in 2016.

Assurant Employee Benefits
Overview
The table below presents information regarding Assurant Employee Benefits' segment results of operations, through the sale date of March 1, 2016:

For the Nine Months Ended September 30,
2016
Revenues:
Net earned premiums	$178.0
Fees and other income	4.2
Net investment income	17.3
Total revenues	199.5
Benefits, losses and expenses:
Policyholder benefits	118.4
Selling, underwriting, general and administrative expenses	64.3
Total benefits, losses and expenses	182.7
Segment income before provision for income taxes	16.8
Provision for income taxes	6.3
Segment net income	$10.5
On March 1, 2016, the Company sold Assurant Employee Benefits to Sun Life Assurance Company of Canada, the wholly-owned subsidiary of Sun Life. For more information on the sale see Note 5 to the Consolidated Financial Statements, included elsewhere in this Report.
The amounts included in Nine Months 2016 represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the sale are included in the Total Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations, a discussion of results for the periods presented has been excluded.

Total Corporate and Other
The tables below present information regarding the Total Corporate and Other segment’s results of operations:

	For the Three Months Ended September 30,
	2017			2016
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	$0.1	$0.1	$—	$0.5	$0.5
Fees and other income	4.5	1.0	5.5	7.3	5.0	12.3
Net investment income	8.6	0.9	9.5	10.8	1.6	12.4
Net realized gains on investments	8.5	—	8.5	10.7	—	10.7
Amortization of deferred gains and gains on disposal of businesses	23.1	—	23.1	135.8	—	135.8
Total revenues	44.7	2.0	46.7	164.6	7.1	171.7
Benefits, losses and expenses:
Policyholder benefits	—	(7.7)	(7.7)	—	(24.4)	(24.4)
Selling, underwriting, general and administrative expenses	38.2	8.7	46.9	57.2	31.5	88.7
Interest expense	12.2	—	12.2	14.0	—	14.0
Total benefits, losses and expenses	50.4	1.0	51.4	71.2	7.1	78.3
Segment (loss) income before (benefit) provision for income taxes	(5.7)	1.0	(4.7)	93.4	—	93.4
(Benefit) provision for income taxes	(3.7)	0.9	(2.8)	34.5	1.7	36.2
Segment net (loss) income	$(2.0)	$0.1	$(1.9)	$58.9	$(1.7)	$57.2

	For the Nine Months Ended September 30,
	2017			2016
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	5.3	5.3	$—	$24.9	$24.9
Fees and other income	16.3	3.4	19.7	17.1	18.4	35.5
Net investment income	28.0	5.7	33.7	29.7	7.5	37.2
Net realized gains on investments	25.1	—	25.1	194.0	—	194.0
Amortization of deferred gains and gains on disposal of businesses	83.5	—	83.5	309.2	—	309.2
Gain on pension plan curtailment	—	—	—	29.6	—	29.6
Total revenues	152.9	14.4	167.3	579.6	50.8	630.4
Benefits, losses and expenses:
Policyholder benefits	—	(39.6)	(39.6)	—	(29.4)	(29.4)
Selling, underwriting, general and administrative expenses	95.7	36.1	131.8	178.5	122.2	300.7
Interest expense	37.2	—	37.2	43.7	—	43.7
Total benefits, losses and expenses	132.9	(3.5)	129.4	222.2	92.8	315.0
Segment income (loss) before provision (benefit) for income taxes	20.0	17.9	37.9	357.4	(42.0)	315.4
Provision (benefit) for income taxes	2.8	6.4	9.2	128.5	(7.7)	120.8
Segment net income (loss)	$17.2	$11.5	$28.7	$228.9	$(34.3)	$194.6
Corporate & Other
For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net (Loss) Income
Corporate & Other results decreased $60.9 to a net loss of $2.0 for Third Quarter 2017 compared with net income of $58.9 for Third Quarter 2016. The decrease was primarily due to lower amortization of deferred gains, mainly related to the sale of Assurant Employee Benefits, which declined by $73.3 after-tax. This decrease was partially offset by lower selling, underwriting, general and administrative expenses, primarily due to $8.8 after-tax of lower expenses relating to a post-close adjustment for a previous disposition.
Total Revenues
Total revenues decreased $119.9, or 73%, to $44.7 for Third Quarter 2017 compared with $164.6 for Third Quarter 2016. The decrease was primarily related to $112.7 of lower amortization of deferred gains, mainly related to the sale of Assurant Employee Benefits.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $20.8, or 29% to $50.4 for Third Quarter 2017 compared with $71.2 for Third Quarter 2016. The decrease was primarily due to lower selling, underwriting, general and administrative expenses primarily due to $13.5 of lower expenses relating to a post-close adjustment for a previous disposition.
For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income
Net income declined $211.7, or 92%, to $17.2 for Nine Months 2017 compared with $228.9 for Nine Months 2016. The decrease was primarily due to lower amortization of deferred gains, mainly related to the sale of Assurant Employee Benefits, and lower net realized gains on investments, which declined by $146.7 and $109.8, respectively (both after-tax), and a $19.2 after-tax curtailment gain associated with our pension plan freeze during Nine Months 2016. Partially offsetting the decrease was a $17.3 after-tax loss on the initial component of the sale of our Assurant Employee Benefits segment and a $10.8 after-tax intangible asset impairment charge, both in Nine Months 2016, and $7.8 after-tax of lower expenses relating to a post-close adjustment for a previous disposition.
Total Revenues
Total revenues decreased $426.7, or 74%, to $152.9 for Nine Months 2017 compared with $579.6 for Nine Months 2016. The decrease was primarily related to lower amortization of deferred gains, mainly related to the sale of Assurant Employee Benefits, and lower net realized gains on investments, which declined by $225.7 and $168.9, respectively, and the absence of the $29.6 curtailment gain associated with our pension plan freeze during Nine Months 2016.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $89.3, or 40%, to $132.9 for Nine Months 2017 compared with $222.2 for Nine Months 2016. The decrease was primarily due to the $26.6 loss on the retroactive reinsurance component related to the sale of our Assurant Employee Benefits segment and a $16.7 intangible asset impairment charge related to trade names no longer used or defended by the Company during Nine Months 2016. In addition, Nine Months 2016 included higher residual expenses related to the sale of Assurant Employee Benefits.
Assurant Health
Assurant began to wind down its major medical insurance operations in June 2015, and the Company substantially completed its exit of the health insurance market in 2016.
The Affordable Care Act
The Affordable Care Act introduced new and significant premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor. As of September 30, 2017, we have no reinsurance recoverables on our consolidated balance sheets. During Nine Months 2017, we collected $32.9 under the 2015 reinsurance program. During Nine Months 2017, we collected $4.1 under the 2014 and 2015 risk adjustment programs. Finally, we have not recorded a net receivable under the risk corridor programs because payments from the U.S. Department of Health and Human Services are considered unlikely.
For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net Income (Loss)
Segment results improved $1.8 to a net income of $0.1 for Third Quarter 2017 from a net loss of $1.7 for Third Quarter 2016. The improvement was primarily due to continued overall reductions in run-off activity.
Total Revenues
Total revenues decreased $5.1 to $2.0 for Third Quarter 2017 from $7.1 for Third Quarter 2016. The decrease was mainly due to continued overall reductions in run-off activity.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $6.1 to $1.0 for Third Quarter 2017 from $7.1 for Third Quarter 2016 primarily due to the volume reduction related to the continued runoff of the business. Selling, underwriting, general and administrative expenses also decreased $22.8, related to the continued runoff of the business.
For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income (Loss)
Segment results improved $45.8 to a net income of $11.5 for Nine Months 2017 from a net loss of $34.3 for Nine Months 2016. The improvement was primarily due to lower expenses and favorable claims development in earlier quarters as we continue to runoff the business.
Total Revenues
Total revenues decreased $36.4 to $14.4 for Nine Months 2017 from $50.8 for Nine Months 2016. The decrease was mainly a result of our exit of the health insurance market.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $96.3 to a net gain of $3.5 for Nine Months 2017 from an expense of $92.8 for Nine Months 2016. Policyholder benefits decreased $10.2, primarily due to favorable reserve development during the continued runoff of operations. Selling, underwriting, general and administrative expenses decreased $86.1, mostly related to a reduction of general expenses as we continue to runoff the business.

Investments
The Company had total investments of $11,676.6 and $11,479.0 as of September 30, 2017 and December 31, 2016, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $142.2 during Nine Months 2017, from $701.3 at December 31, 2016 to $843.5 at September 30, 2017. This increase was mainly due to a decrease in Treasury yields and a tightening in credit spread.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2017		December 31, 2016
Aaa / Aa / A	$6,133.0	63.0%	$6,000.7	62.7%
Baa	3,021.7	31.0%	2,903.8	30.3%
Ba	405.2	4.2%	435.2	4.6%
B and lower	172.5	1.8%	232.4	2.4%
Total	$9,732.4	100.0%	$9,572.1	100.0%
Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity securities	$102.3	$103.8	$310.9	$316.0
Equity securities	5.6	6.2	17.4	18.9
Commercial mortgage loans on real estate	7.6	9.0	23.8	33.0
Policy loans	0.5	0.6	1.6	1.8
Short-term investments	1.9	1.5	4.6	3.6
Other investments	15.6	4.1	21.7	6.0
Cash and cash equivalents	4.4	3.8	11.3	14.3
Total investment income	137.9	129.0	391.3	393.6
Investment expenses	(5.3)	(4.2)	(16.4)	(13.3)
Net investment income	$132.6	$124.8	$374.9	$380.3
Net investment income increased $7.8, or 6%, to $132.6 for Third Quarter 2017 from $124.8 for Third Quarter 2016. The increase was primarily attributable to higher real estate joint venture partnership gains of $11.5, partially offset by lower net investment income due to lower invested assets and lower investment yields.
Net investment income decreased $5.4, or 1%, to $374.9 for Nine Months 2017 from $380.3 for Nine Months 2016. This decrease was primarily attributable to lower invested assets and lower investment yields, partially offset by an early redemption of a structured investment security and higher real estate joint venture partnership gains of $11.3.
As of September 30, 2017, the Company owned $77.5 of securities guaranteed by financial guarantee insurance companies. Included in this amount was $68.6 of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.
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
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In 2017, the following actions were taken by the rating agencies:
A.M. Best

•	Withdrew the ratings of John Alden Life Insurance Company and Time Insurance Company (Assurant Health legal entities).

•	Ratings of all other rated entities were affirmed with a stable outlook.
Moody's Investor Services ("Moody's")

•	In connection with the pending transaction, placed senior debt rating of Assurant, Inc. and financial strength ratings of rated entities on review for downgrade.
Standard and Poor’s (“S&P”)

•	In connection with the pending transaction, placed the long-term issuer credit rating of Assurant, Inc. on CreditWatch Negative.

•	Affirmed the short term issuer credit rating.

•	Financial strength ratings of rated entities were affirmed with a stable outlook.

No other actions were taken on Assurant's debt rating and other financial strength ratings by any of the agencies and these ratings remain unchanged. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business” and “Item 1A—Risk Factors—Risks Related to Our Company—A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2016 Annual Report.
For 2017, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $319.0.

Liquidity
As of September 30, 2017, we had $573.0 in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $687.2, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250.0 of the $573.0 of holding company capital is intended to serve as a buffer against remote risks (such as large-scale hurricanes). Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions, were approximately $245.0 for Nine Months 2017, which included $124.0 from Assurant Health and $121.0 from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments. In 2016, dividends, net of infusions and excluding amounts used or set aside for acquisitions, made to the holding company from its operating companies were $1,653.0, which includes approximately $894.0 of dividends from statutory insurance subsidiaries that received cash proceeds related to the sale of Assurant Employee Benefits.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our stockholders of $339.3 and $994.8 during Nine Months 2017 and the year ended December 31, 2016, respectively. We expect 2017 dividends from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments to approximate segment net income, subject to the growth of the businesses, rating agency and regulatory capital requirements.
In connection with the pending transaction, the equityholders of TWG Holdings will receive approximately $372.4 in cash, subject to adjustment, and the Company will repay approximately $591.3 of TWG’s existing debt. The Company intends to finance the cash consideration and repayment of TWG’s existing debt through new debt, and preferred securities expected to be issued after closing. The Company entered into commitment letters with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) pursuant to which Morgan Stanley has (i) committed to provide to the Company, subject to the terms and conditions set forth therein, the full amount of a 364-day $1,000.0 senior unsecured bridge loan facility and (ii) agreed to use commercially reasonable efforts to arrange a syndicate of lenders that will provide to the Company a 364-day senior unsecured term loan facility in an aggregate principal amount of up to $350.0 and committed to provide to the Company $70.0 of the term facility.
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
We paid dividends of $0.53 per common share on September 19, 2017 to stockholders of record as of August 28, 2017. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
During the nine months ended September 30, 2017, we repurchased 2,535,457 shares of our outstanding common stock at a cost of $250.5, exclusive of commissions. As of September 30, 2017, $432.4 remained under the current repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next 12 months, including the ability to finance the pending transaction, pay interest on our senior notes and dividends on our common shares.
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
The table below shows our recent net cash flows:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2017	2016
Operating activities (1)	$372.5	$(67.6)
Investing activities	(242.0)	631.3
Financing activities	(169.7)	(735.3)
Net change in cash	$(39.2)	$(171.6)

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
We typically generate operating cash inflows from premiums collected from our insurance products, fees from other products and income received from our investments while outflows consist of policy acquisition costs, benefits paid, and operating expenses. These net cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.
Net cash provided by (used in) operating activities was $372.5 and $(67.6) for Nine Months 2017 and Nine Months 2016, respectively. The increase in cash provided by operating activities was primarily due to prior year activity as Assurant Health was paying significant claims without a corresponding collection of premiums while in runoff. This was partially offset by the $85.0 payment in Second Quarter 2017 related to the lender-placed market conduct examination Settlement Agreements. Please see Note 15 to the Consolidated Financial Statements for additional information.
Net cash (used in) provided by investing activities was $(242.0) and $631.3 for Nine Months 2017 and Nine Months 2016, respectively. The decrease in cash provided by investing activities was primarily due to the sale of Assurant Employee Benefits, mainly through reinsurance transactions, to Sun Life in the prior year. Also contributing to the decrease was the 2017 acquisition of Green Tree Insurance Agency, Inc., the sale of commercial mortgage loans on real estate in the prior year and the 2017 purchase of invested assets funded by special purpose entities formed in connection with our investment management activities related to collateralized loan obligations (the "Special Purpose Entities"). These are partially offset by an increase in the sales of fixed maturity securities.
Net cash used in financing activities was $169.7 and $735.3 for Nine Months 2017 and Nine Months 2016, respectively. The decrease in cash used in financing activities was primarily due to a decrease in the repurchase of our outstanding common stock and the proceeds from a short-term warehouse credit facility for purchasing senior secured leveraged loans funded by the Special Purpose Entities.
See Note 7 - Investments to the Consolidated Financial Statements for additional information related to the Special Purpose Entities.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016
Interest paid on debt	$48.1	$56.5
Common stock dividends	88.8	95.1
Total	$136.9	$151.6
Letters of Credit
In the normal course of business, we issue letters for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $18.4 and $17.2 of letters of credit outstanding as of September 30, 2017 and December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended September 30, 2017, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2016 Annual Report. Except as set forth in the following risk factors, there have been no material changes to the risk factors disclosed in our 2016 Annual Report.
We may not be able to successfully or timely complete the pending transaction with TWG or realize the anticipated benefits of the transaction, including if we are unable to integrate it effectively.
The completion of the pending transaction with TWG is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the expiration or termination of applicable waiting periods under antitrust laws, receipt of certain regulatory and governmental approvals, there being no material adverse effect on the Company or TWG prior to the closing of the transaction and other customary conditions. The transaction also requires the approval of the Company’s stockholders. The Company will be unable to complete the proposed transaction until each of the conditions to closing is either satisfied or waived.
In deciding whether to grant certain of the regulatory and government approvals, the relevant regulator or governmental entity may impose certain requirements or obligations as conditions for their approval or in connection with their review. The Company can provide no assurance that it will obtain the necessary approvals or that any required conditions will not have a material adverse effect on the Company following the completion of the transaction. In addition, the Company can provide no assurance that these conditions will not result in the abandonment of the pending transaction.
In addition, the Merger Agreement may be terminated prior to closing under certain circumstances. For example, if at the time when the closing conditions have been met, the Company Pre-Closing Stock Price (as defined in the Merger Agreement) has decreased or increased more than 20% from $95.4762, the Company or TWG Holdings, respectively, will have the right to terminate the Merger Agreement unless the other party elects to adjust the consideration pursuant to the Merger Agreement. The Merger Agreement may also be terminated by either party if the closing has not occurred by October 17, 2018.
Matters relating to the transaction (including integration planning), have required and will continue to require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities, and the Company may be required to pay significant costs relating to the transaction, whether or not the transaction is consummated. In addition, in certain circumstances, the Company may be required to pay a termination fee or reimburse TWG’s expenses in connection with a termination of the Merger Agreement.
For these and other reasons, the Company’s failure to complete the pending transaction could adversely affect the Company’s business, operating results or financial condition, and could negatively affect the trading price of its common stock.
If the transaction is completed, the Company can provide no assurance that the anticipated benefits of the transaction will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of TWG’s operations into the Company’s will not be greater than expected. In addition, in connection with the pending transaction, S&P placed the Company’s debt ratings on Creditwatch Negative and Moody’s placed the Company’s debt and financial strength ratings under review for downgrade; if the transaction is completed, S&P and Moody’s may downgrade those ratings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in millions, except number of shares and per share amounts)
Period in 2017	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1-31	378,136	$95.59	378,136	$646.8
February 1-28	248,000	96.58	248,000	622.8
March 1-31	457,000	97.80	457,000	578.1
April 1-30	398,600	95.09	398,600	540.3
May 1-31	375,900	100.73	375,900	502.4
June 1-30	352,000	101.68	352,000	466.6
July 1-31	246,821	105.11	246,821	440.7
August 1-31	79,000	104.25	79,000	432.4
September 1-30	—	—	—	432.4
Total	2,535,457	$98.81	2,535,457	$432.4

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 3, 2017	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: November 3, 2017	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer