Form 10-K
period 2017-12-31
ASSURANT INC
filed 2018-02-14
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $5.56 billion at June 30, 2017 based on the closing sale price of $103.69 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding at February 8, 2018 was 52,475,408.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the Company's 2018 annual meeting of stockholders is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

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
Assurant is a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. Assurant operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Housing, Global Lifestyle, and Global Preneed. Assurant partners with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through its Global Housing segment, Assurant provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as our “multi-family housing” business); and valuation and field services (referred to as our “mortgage solutions” business). Through its Global Lifestyle segment, Assurant provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as our “Connected Living” business); vehicle protection services; and credit insurance. Global Preneed provides pre-funded funeral insurance and annuity products.
Our Competitive Strengths
Our financial strength and our core capabilities across our businesses create competitive advantages that we believe allow us to support our clients and our profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet with a low leverage ratio. As of December 31, 2017, we had $31.84 billion in assets and our debt to total capital was 20.0%. In addition, our Global Housing, Global Lifestyle and Global Preneed segments generate significant amounts of cash flow, which provides us with the flexibility to make appropriate investments in strategic capabilities, and enter into partnerships with our clients.
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
Our Strategy for Profitable Growth
Our vision is to be the premier provider of risk management solutions in our addressable markets within the housing and lifestyle markets globally. To achieve this vision, we recently underwent a multi-year transformation to position ourselves for long-term profitable growth by:
Growing our portfolio of market leading businesses. We leverage our competitive strengths to focus on niche businesses where we can maintain or reach market leading positions and achieve attractive returns. We periodically assess our business portfolio to ensure we align resources with the best opportunities within the housing and lifestyle markets and, currently, we have identified connected living, multi-family housing and vehicle protection services as key businesses targeted for growth. We are focused on growing our businesses by continuing to invest in niche capabilities, further expanding our offerings and diversifying our distribution channels.
Providing integrated risk management offerings. We provide an array of services that are complementary to our risk-based products. As we adapt our business portfolio to respond to client and consumer needs, our mix of business will continue to evolve. In 2017, fee-based, capital-light businesses accounted for $2.78 billion, or 48%, of net earned premiums, fees and other income for Global Housing, Global Lifestyle and Global Preneed, compared to 52% in 2016. This business mix shift will diversify our revenue and earnings.
Implementing a more agile and efficient operating model. We expect that the implementation of our global operating model, including a more integrated organizational structure across our global operations, will achieve efficiencies to support our profitable growth long-term. We reorganized our global business operating structure to increase competitive agility and deliver superior customer experience and centralizing key support functions to reduce overall expenditures over time and benefit from economies of scale.
Deploying our capital strategically. We deploy capital to invest in and grow our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to managing our capital. We target new business and capabilities that complement or support our business model, which is focused on expanding capabilities and distribution in targeted growth businesses globally.
2017 Highlights
Assurant largely completed its multi-year transformation in 2017. We made considerable progress in advancing our position as a leading provider of risk management solutions. In October 2017, we announced our agreement to acquire The Warranty Group, a premier provider of extended service contracts, for $2.50 billion from TPG Capital. In January 2018, we amended the transaction structure following the enactment of the U.S. Tax Cuts and Jobs Act ("TCJA"). The proposed acquisition will help enhance our position as a leading lifestyle provider, specifically within the vehicle protection business, with significant operating synergies and deepened global footprint. The transaction is expected to close in the second quarter of 2018, subject to regulatory approvals and other customary closing conditions. Integration planning between both companies has begun and will continue through the close of the transaction and thereafter.
Throughout 2017, we managed our capital prudently. At year-end, Assurant fulfilled its two-year commitment to return $1.50 billion to shareholders by the end of 2017. The goal was intended to return a majority of the proceeds from the 2016 sale of our Assurant Employee Benefits business and dividends from our wind down of Assurant's health business to shareholders through share repurchases and common stock dividends.
In addition, the Company continued to move to a more integrated global organizational structure for its business operations and key support functions. We created an enterprise global procurement function to realize expense savings from third-party providers, which in turn can fund ongoing investments in our businesses. During the year we invested in digital and data analytics areas and also established capability centers for enterprise strategic account management, customer experience, robotics and artificial intelligence. We will continue to focus on strengthening our competitive advantage as we look to maximize shareholder value.
Segments
The composition of our reportable segments match how we view and manage our business. For additional information on our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
Global Housing

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net earned premiums, fees and other by major product grouping:
Lender-placed insurance	$1,224.9	$1,317.2	$1,561.4
Multi-family housing	366.3	320.9	282.7
Mortgage solutions	257.7	329.3	289.5
Manufactured housing and other	326.1	321.4	316.6
Total	$2,175.0	$2,288.8	$2,450.2
Segment net income	$97.4	$188.6	$307.7
Combined ratio for risk-based businesses (1)	99.1%	91.1%	83.4%
Pre-tax income margin for fee-based, capital-light businesses (2)	10.1%	10.8%	11.6%
Equity, excluding accumulated other comprehensive income	$1,536.9	$1,398.3	$1,351.1

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

Our Products and Services
Global Housing has three key lines of business: lender-placed insurance, multi-family housing (which is comprised of renters insurance and related products) and mortgage solutions (which is comprised of property inspection and preservation, valuation and title services and other property risk management services). We also provide voluntary manufactured housing, homeowners and flood insurance.
Lender-placed insurance: We provide lender-placed insurance for homeowners, manufactured housing and flood as described below.
Lender-placed homeowners insurance. Lender-placed homeowner's insurance consists principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed insurance provides structural coverage, similar to that of a standard homeowner's policy. The amount of coverage is often based on the last known insurance coverage under the prior policy for the property and provides replacement cost coverage on the property. It protects both the lender’s interest and the borrower’s interest and equity. We also provide Real Estate Owned (“REO”) insurance, consisting of insurance on foreclosed properties managed by our clients.
In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. Our placement rates reflect the percentage of insurance policies placed to loans tracked. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
Lender-placed manufactured housing insurance. Lender-placed manufactured housing insurance consists principally of fire and dwelling hazard insurance for manufactured housing offered through our lender-placed program. Lender-placed insurance for manufactured housing is issued after an insurance tracking process similar to that described above. In most cases, tracking is performed using a proprietary insurance tracking administration system.
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
Mortgage solutions: We have capabilities across the mortgage loan lifecycle to better serve our clients by offering mortgage related services. Our service offerings include:
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
Manufactured housing and other insurance products: We offer voluntary manufactured housing insurance, homeowners insurance, and several other niche products. Our voluntary insurance generally provides structural coverage, as well as content and liability coverage. We are the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (“NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.

Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders, mortgage servicers, other financial institutions and property management companies. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. We offer our manufactured housing insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents also distribute flood products and other specialty property products. Multi-family housing products are distributed primarily through property management companies and affinity marketing partners. Our mortgage solutions services are provided directly to mortgage lenders and servicers, typically under non-exclusive arrangements.
As of December 31, 2017, no single Global Housing client accounted for 10% or more of our consolidated revenue. However, Global Housing is dependent on a few clients, and the loss of any one or more such clients could have a material adverse effect on the Company's results of operations and cash flows. See “Item 1A. Risk Factors - Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
With respect to the lender-placed market, placement rates have declined as the housing market has improved resulting in lower net earned premiums. We expect placement rates to continue to decline in 2018 as the lender-placed market moves closer to what we expect to be its steady state.
The U.S. renters insurance market is a growing market where we believe there is opportunity to increase our market share. Decreasing homeownership rates have contributed to growth of rental households and, consequently, demand for rental insurance.
We expect the default and valuations markets to be lower than 2017 levels due to expected lower origination, refinancing, delinquency and default volumes. We believe there are opportunities for growth from increasing wallet share with existing clients and increasing our market share with new clients. This along with continued focus on expense management should improve overall results.
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
Because several of our business lines (such as homeowners, manufactured housing, and other property policies) are exposed to catastrophe risks, we purchase reinsurance coverage to protect capital and to mitigate earnings volatility. The Company continues to expand its international footprint by partnering with financial services clients and assuming dwelling-related business in the Caribbean Islands and Latin America. Our reinsurance program generally incorporates a provision to allow for the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year. For 2017 and continuing into 2018, Assurant purchased a $1.31 billion property catastrophe reinsurance program. The U.S. per-occurrence catastrophe coverage provides $975.0 million of protection in excess of $120.0 million of retention and Caribbean and Latin American catastrophe coverage provides up to $152.5 million in excess of $17.5 million retention and $183.5 million in excess of $4.5 million retention, respectively.
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

Global Lifestyle

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net earned premiums, fees and other by major product groupings:
Global connected living (mobile, service contracts and assistance services) (1)	$2,156.0	$2,570.1	$2,551.0
Global vehicle protection services	782.8	715.8	608.4
Global credit and other	457.4	420.2	474.6
Total	$3,396.2	$3,706.1	$3,634.0
Segment net income	$178.0	$154.4	$153.0
Combined ratio for risk-based businesses (2)	96.2%	95.9%	95.5%
Pre-tax income margin for fee-based, capital-light businesses (3)	5.7%	3.5%	3.6%
Equity, excluding accumulated other comprehensive income (4)	$1,967.3	$1,594.5	$1,601.0

(1)
In 2017, 2016 and 2015, 58.7%, 45.2% and 40.2% of the total was from mobile products, 39.3%, 54.7% and 59.7% was from service contracts, and 2.0%, 0.1% and 0.1% was from assistance services, respectively. In 2017, net earned premiums, fees and other income decreased as a result of a change in program structure for a large service contract client.

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

Our Products and Services
Global Lifestyle has three key lines of business: global connected living, which includes mobile device protection products and related services, extended service contracts (insurance policies and warranties) (“ESCs”) for consumer electronics and appliances, and assistance services; global vehicle protection services; and global credit and other insurance.
Global connected living: Through partnerships with mobile carriers, original equipment manufacturers (“OEMs”), e-commerce and other retailers and multiple system operators (“MSOs”), we underwrite and provide administrative services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage and mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the insurance, ESC or warranty: program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, and repair and logistics. For example, we seek to provide end-to-end mobile device lifecycle services in our mobile business - from when the device is received and inspected, repaired or refurbished, and ultimately disposed of through a sale to third parties or used to meet an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium customer support including device self-diagnostic tools, and device disposition. We believe that with the required administrative capability, supply chain and technical support infrastructure and insurance underwriting capabilities, we maintain a differentiated position in this marketplace.
In addition, global connected living also includes our 40% investment in Iké Asistencia (“Iké”), a services assistance business with significant business in Mexico and other countries in Latin America. Iké primarily provides roadside assistance, home assistance, travel, mobile and other protection products and services.
Global vehicle protection services: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including parts, such as automobiles, trucks, recreational vehicles and motorcycles. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, coverage varies, but, generally, we pay the cost of repairing, servicing, or replacing parts or other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, as well as actuarial consulting.
Global credit and other insurance: Our global credit and other lines of business maintain a suite of over 45 protection and assurance products delivering the best combination of features and benefits for varying customer segment needs. With over 75 major financial services clients, we provide value-added financial services in the U.S., Canada, Argentina, Brazil, Mexico, Puerto Rico, Chile and the United Kingdom (“U.K.”), ranging from traditional credit insurance to travel and ID protection. Although credit insurance has been in decline in the U.S., it continues to be actively sold internationally.
Distribution and Clients
Global Lifestyle operates globally, with approximately 73% of its revenue from North America (U.S. and Canada), 15% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 11% from Europe (U.K., France, Italy, Spain and Germany) and 1% from Asia Pacific (South Korea, China and Japan). Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In our mobile business, we partner with mobile carriers, manufacturers, MSOs, retailers and financial institutions that market our mobile device protection and related services. We also partner with some of the largest OEMs and consumer electronics retailers, appliance retailers (including electronic commerce retailers) and MSOs to market our ESC products.
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
Most of our distribution agreements are exclusive. Typically, these agreements are multi-year with terms between 3 and 5 years on average and allow us to integrate our administrative systems with those of our clients.
As of December 31, 2017, no single Global Lifestyle client accounted for 10% or more of our consolidated revenue. However, Global Lifestyle is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on the Company's results of operations and cash flows. See “Item 1A. Risk Factors - Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business, or renew contracts from them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile insurance market is a large and growing global market. While smartphone penetration in the U.S. and European markets are very high, the international markets have continued to grow. The worldwide used and refurbished smartphone market is also expected to continue to grow.
In addition, consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their smart phones through their daily interaction with a connected world. Customer support programs, device financing, buyback and trade-in programs are just a few areas that have or are gaining traction. Expanded capabilities like repair and logistics, technical support for customers and digital security allow us to create product offers that customers may find compelling.
Our business is subject to fluctuations in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile market dynamics. For example, as a general trend, we believe the average smartphone replacement cycle is lengthening; however, this trend may be reversed based on new technology and innovation.
In the vehicle sales markets, the U.S. new vehicle sales have been relatively flat in 2017, with new auto sales being down while light duty trucks and SUV sales show year over year increase. The used market remains strong and continues to grow. International new vehicle sales continue to grow in most markets.
Risk Management
The Company earns premiums on its insurance and warranty products and fees for its other services. We write a portion of our contracts on a retrospective commission basis. This allows us to adjust commissions on the basis of claims experience. Under these commission arrangements, the compensation of our clients is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure.
Inventory
In our mobile business, we carry inventory to meet delivery requirements of certain clients. Our mobile business is subject to the risk that the value of the inventory (as well as devices that are subject to guaranteed buybacks) will be impacted adversely by price reductions or technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, as well as increased competition and growing industry emphasis on cost containment. We take various actions to reduce our risk, including monitoring our inventory levels and controlling the timing of purchases, as well as obtaining return rights for some programs and devices. However, no assurance can be given that we will be adequately protected against declines in value. Inventory levels may vary from period to period, due to, among other things, differences between actual demand and forecast, the addition of new devices and parts and strategic purchases. Payment terms with clients may also vary, resulting in fewer inventory financed by clients and more inventory financed with our own capital. See “Item 1A. Risk Factors - A decline in the value of devices in our inventory or subject to guaranteed buybacks could have a material adverse effect on our profitability.”
Seasonality
We experience some seasonal fluctuations that impact demand in each of our lines of businesses and losses in some, but we have not experienced material seasonal trends overall. For example, seasonality for ESCs and VSCs is in line with seasonality of retail and automobile markets. In addition, our mobile results may fluctuate quarter to quarter due to the timing of release of new devices and carrier promotional programs.
Global Preneed

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net earned premiums, fees and other income	$181.0	$171.3	$167.4
Segment net income	$39.6	$42.3	$44.2
Equity, excluding other comprehensive income (1)	$427.6	$440.6	$434.8

(1)
For purposes of presentation comparability, the 2015 equity measure reflects goodwill as if it were reallocated using the same fair value percentage as 2016. However, such segment change and reallocation did not occur until 2016.

Global Preneed offers pre-funded funeral insurance in Canada and the U.S.
Our Products and Services
Pre-funded funeral insurance provides whole life insurance or annuity death benefits to fund the costs associated with pre-arranged funerals, which are planned and paid for in advance of death. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the U.S. and offer limited pay or pay for life options. In Canada, our pre-funded funeral insurance products are typically structured as limited pay annuity contracts. Product choices are based on the health and financial situation of the customer and the distribution channel.
Consumers have the choice of making their policy payments as a single lump-sum payment, through multi-payment plans that spread payments out over a period of time, or as a pay for life policy. Our insurance policy is intended to cover the cost of the prearranged funeral and the funeral home generally becomes the irrevocable assignee of any proceeds from the insurance policy. However, the insured may name a beneficiary for excess proceeds; otherwise, any excess proceeds are paid to the estate. The funeral home agrees to provide the selected funeral at death in exchange for the policy proceeds. Because the death benefit under many of our policies is designed to grow over time, it assists the funeral firm that is the assignee in managing its funeral inflation risk. Assurant does not provide any funeral goods and services in connection with our pre-funded funeral insurance policies; the life insurance and annuity policies pay death benefits in cash only.
Distribution and Clients
Assurant distributes its pre-funded funeral insurance products through funeral homes, general agents and funeral home partners in both the U.S. and Canada. We distribute our pre-funded funeral insurance products through two distribution channels: the independent funeral home market (in Canada) through general agents representing those locations and corporate funeral home partners (in both the U.S. and Canada). Our policies are sold by licensed insurance agents or enrollers, who in some cases may also be a funeral director.
We are the sole provider of pre-funded funeral insurance for Service Corporation International (“SCI”) in Canada and the U.S. SCI is the largest funeral provider in North America based on total revenues. Our exclusive distribution partnership with SCI in the U.S. runs through 2024; in Canada, the exclusive agreement runs through September 2018.
Our Addressable Market and Market Activity
Growth in preneed sales has been traditionally driven by distribution with a high correlation between new sales of pre-funded funeral insurance and the number of preneed counselors or enrollers marketing the product and expansion in sales and marketing capabilities. In addition, as alternative distribution channels are identified, such as targeting affinity groups and employers, we believe growth in this market could accelerate. We believe that the preneed market is characterized by an aging population combined with low penetration of the over-65 market with approximately 10,000 baby boomers turning 65 every day.

We intend to increase sales by broadening our distribution relationships and increasing share in Canada. Through our general agency system, we provide programs and a sales force for our funeral firm clients to increase their local market share. In the U.S., we also intend to direct funerals to SCI’s funeral locations and reduce SCI’s cost to sell and manage its preneed operation through their sales counselors and third-party sellers. We integrate our processes with SCI’s insurance production to support SCI managing their preneed business.
Risk Management
Global Preneed generally writes whole life insurance policies with increasing death benefits and obtains the majority of its profits from interest rate spreads. Interest rate spreads refer to the difference between the death benefit growth rates on pre-funded funeral insurance policies and the investment returns generated on the assets we hold related to those policies. To manage these spreads, we monitor the movement in new money yields and evaluate our actual net new achievable yields monthly. This information is used to evaluate rates to be credited on applicable new and in force pre-funded funeral insurance policies and annuities. In addition, we review asset benchmarks and perform asset/liability matching studies to maximize yield and reduce risk.
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
Most of our pre-funded whole-life funeral insurance policies have increasing death benefits, some of which are pegged to changes in the Consumer Price Index (“CPI”). We have employed risk mitigation strategies to seek to minimize our exposure to a rapid increase in inflation, including derivative instruments. However, exposure can still exist due to potential differences in the amount of business and the notional amount of the protection.
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
Most of our active domestic operating insurance subsidiaries are rated by the A.M. Best Company (“A.M. Best”). In addition, four of our domestic operating insurance subsidiaries are also rated by Moody’s Investor Services (“Moody’s”) and five are rated by Standard & Poor’s Inc., a division of McGraw Hill Companies, Inc. (“S&P”). The ratings issued on our companies by these agencies are announced publicly and are available from the agencies.
For further information on the risks of ratings downgrades, see “Item 1A - Risk Factors - A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”

The following table summarizes our financial strength ratings and outlook of our domestic operating insurance subsidiaries as of December 31, 2017:

	A.M. Best (1)	Moody’s (2)	Standard & Poor’s (3)
Company
American Bankers Insurance Company	A	A2	A
American Bankers Life Assurance Company	A-	A3	A
American Memorial Life Insurance Company	A-	N/A	A
American Security Insurance Company	A	A2	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
Reliable Lloyds	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Union Security Insurance Company	A-	A3	A
Union Security Life Insurance Company of New York	A-	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)
A.M. Best financial strength ratings range from “A++” (superior) to “S” (suspended). Ratings of A and A- fall under the “excellent” category, which is the second highest of ten ratings categories. Ratings of B+ fall under the "good" category, which is the third highest of ten ratings categories. A.M. Best has a stable outlook on all of Assurant's financial strength ratings.

(2)
Moody’s insurance financial strength ratings range from “Aaa” (exceptional) to “C” (extremely poor). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of A2 and A3 are considered “good” and fall within the third highest of the nine ratings categories. Moody's has placed Assurant's financial strength ratings under review for downgrade.

(3)
S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A (strong) are within the third highest of the nine ratings categories. S&P has a stable outlook on all of Assurant's financial strength ratings.

Enterprise Risk Management
The Company has made effective risk management a key ongoing corporate objective. As a global risk management provider, the Company faces risks that could have a material adverse effect on its business, financial condition and results of operations. For detailed information on these risks, please see the section entitled “Item 1A - Risk Factors”. Because the risks faced by the Company span a wide variety of disciplines, both senior management and the Board of Directors (“Board”) are involved in oversight of the Company’s risk management policies and practices. As described below and consistent with their charters, the committees of the Board oversee risk management in specific areas and regularly discuss risk-related issues with the entire Board.
In 2016, the Company established the Office of Risk Management ("ORM”), which coordinates the Company’s risk management activities, and is led by the Company’s Chief Risk Officer (“CRO”). The Company’s internal risk governance structure is headed by the Executive Risk Committee (“ERC”), which is chaired by our Chief Executive Officer (“CEO”) and composed of our CRO, Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and Chief Legal Officer. The ERC is responsible for the strategic directive of the Company’s enterprise risk management and provides updates to the Board. The Enterprise Risk Management Committee (the “ERMC”), which is chaired by our CRO and includes senior members of risk management and other areas of the company, is responsible for the interdisciplinary oversight of business unit and enterprise risks and the design, management and approval of the risk appetite framework and limits. The ERMC reports to the ERC and provides updates to the Finance and Risk Committee of the Board (the “F&RC”).
The Company also has a Business Risk Committee, Finance and Investment Risk Committee and Insurance Risk Committee, which are each composed of managers from across the Company with knowledge related to the scope of the committee. Each committee is responsible for the oversight, management and reporting of different sets of risks. These committees report to the ERMC and have issue-specific committees that report to them. The ORM develops risk assessment and risk management policies, facilitates reporting and prioritizing in the assessment of risk, and coordinates with the committees described above, the Internal Audit Services department, and other corporate committees and departments charged with functions related to risk management.

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
Insurance Regulatory Initiatives. The NAIC, state regulators and professional organizations have considered and are considering various proposals that may alter or increase state authority to regulate insurance companies and insurance holding companies. Please see Item 1A, “Risk Factors - Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
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
Gramm-Leach-Bliley Act, HIPAA and HITECH Act. Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act, which, along with regulations adopted thereunder, generally requires insurers to provide customers with notice regarding how their nonpublic personal financial information is used, and to provide them with the opportunity to “opt out” of certain disclosures, if applicable. In addition, the Health Insurance Portability and Accountability Act of 1996, including the Health Information Technology for Economic and Clinical Health Act and its accompanying Omnibus Rule (“HIPAA”), impose various requirements on covered entities. Some of our entities are subject to HIPAA regulations and are required to ensure the privacy and security of protected health information.
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
 International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. The Company operates in Canada, the U.K., France, Argentina, Brazil, Puerto Rico, Chile, Germany, Spain, Italy, Hungary, Mexico, Japan, South Korea and China and our businesses are supervised by local regulatory authorities of these jurisdictions. We also have business activities in Peru and Colombia where we have gained access to these markets by registering certain entities, where required, to act as reinsurers.
Our insurance operations in the U.K., for example, are subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Authorized insurers are generally permitted to operate throughout the rest of the European Union, subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements. In March 2017, the U.K. formally initiated the process to leave the E.U. (commonly referred to as "Brexit"). Brexit negotiations are ongoing and its impact on U.K. insurers and entities operating on a cross-border basis within the E.U. is uncertain. Assurant is in the process of incorporating an insurance entity within the E.U. to ensure the Company has continued access to the European markets after Brexit has concluded.
Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges. The Company qualifies for the IAIG designation, however at present time no regulatory body has applied to supervise the Company in this manner. The IAIS is looking to implement the International Capital Standard over the coming years, however we do not expect the Company to be involved in the early development of the framework. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us.
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
Securities and Corporate Governance Regulation
As a company with publicly traded securities, the Company is subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. Additionally, Assurant, Inc. is subject to the corporate governance laws of Delaware, its state of incorporation.
Certain of our subsidiaries are registered investments advisers and as such are subject to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of investment advisers that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; engaging in transactions with clients; maintaining an effective compliance program; custody of client assets; client privacy; advertising; pay-to-play; and cybersecurity. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration.
Anti-Corruption Regulation
We are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act of 1977 (the "FCPA") regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices. In addition, the U.K. Anti-Bribery Act has wide applicability to certain activities that affect U.K. companies, their commercial activities in the U.K., and potentially that of their affiliates located outside of the U.K. Anti-bribery and corruption laws and regulations continue to be implemented and/or enhanced across most of the jurisdictions in which we operate.
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
Other Information
Employees
We had approximately 14,750 employees, including approximately 13,600 full-time employees, as of December 31, 2017. The Company has employees in Argentina, Brazil, Italy, Spain and Mexico that are represented by labor unions and trade organizations. We believe that employee relations are satisfactory.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our Directors and Officers and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the SEC website at www.sec.gov . These documents are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information on the operation of the Public Reference room can be found by calling the SEC at 1-800-SEC-0330. These documents are also available free of charge through the Investor Relations page of our website (www.assurant.com) as soon as reasonably practicable after filing. Other information found on our website is not part of this or any other report filed with or furnished to the SEC.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider them, along with the other information presented in this report. It is not possible to predict or identify all such factors.
Risks Related to Our Transaction with The Warranty Group
We may not be able to successfully or timely complete the pending transaction with The Warranty Group (“TWG”).
The completion of the pending transaction with TWG is subject to the satisfaction of certain conditions set forth in the Amended and Restated Agreement and Plan of Merger dated as of January 8, 2018 (the “A&R Merger Agreement”), including the expiration or termination of applicable waiting periods under antitrust laws, the receipt of certain regulatory and governmental approvals, there being no material adverse effect on the Company or TWG prior to the closing of the transaction and other customary conditions. The Company will be unable to complete the proposed transaction until each of the conditions to closing is either satisfied or waived.
In deciding whether to grant certain of the government approvals, the relevant governmental entity may impose certain requirements or obligations as conditions for its approval or in connection with its review. The Company can provide no assurance that it will obtain the necessary approvals or that any required conditions will not have an adverse effect on the Company following the completion of the transaction. In addition, the Company can provide no assurance that these conditions will not result in the abandonment of the pending transaction.

The A&R Merger Agreement may be terminated prior to closing under certain circumstances. For example, if at the time when the closing conditions have been met, the Company Pre-Closing Stock Price (as defined in the A&R Merger Agreement) has decreased or increased more than 20% from $95.4762, TWG or the Company, respectively, will have the right to terminate the A&R Merger Agreement unless the other party elects to adjust the consideration pursuant to the A&R Merger Agreement. The A&R Merger Agreement may also be terminated by either party if the closing has not occurred by December 17, 2018.
Matters relating to the transaction (including integration planning) have required and will continue to require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities. The Company may be required to pay significant costs relating to the transaction, whether or not the transaction is consummated. In addition, in certain circumstances, the Company may be required to pay a termination fee or reimburse TWG’s expenses in connection with a termination of the A&R Merger Agreement. For these and other reasons, our failure to complete the pending transaction could adversely affect our business, operating results and financial condition.
If we are unable to integrate TWG effectively we may not realize the anticipated benefits of the pending transaction.
Strategic transactions like the TWG transaction create numerous uncertainties and risks and require significant effort and expenditures. We will need to effectively manage the integration of TWG and its personnel as well as changes in operations and systems. We may encounter unexpected difficulties or incur unexpected costs, including diversion of management’s attention to integration of operations and corporate and administrative infrastructures; difficulties in achieving anticipated business opportunities and growth prospects from combining the businesses of TWG with that of Assurant; difficulties in the integration of operations and systems; difficulties in the assimilation of employees and corporate cultures; and challenges in keeping existing customers and obtaining new customers.
If any of these factors impairs our ability to integrate our operations with those of TWG successfully or on a timely basis, we may not be able to realize the anticipated operating synergies and efficiencies, anticipated revenues, earnings and profitable growth and other expected benefits from combining the businesses. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.
The market price of our common stock may decline following the closing of the transaction if the integration of TWG is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.
We expect to incur significant additional indebtedness to finance our acquisition of TWG, which could affect our financial position.
We expect to finance our proposed acquisition of TWG with a combination of external financing, which is expected to include additional indebtedness, as well as cash on hand.  Incurring additional indebtedness may have a number of consequences for us. In particular, it will require us to use cash to pay the principal of and interest on such indebtedness, thereby reducing the amount of cash that may be available for capital expenditures, acquisitions, stock repurchases, dividends or other purposes. It may limit our ability to obtain additional financing in the future on favorable terms. It may also increase our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions, and limit our flexibility to plan for or react to competitive challenges in our business or market conditions.
Following the announcement of our proposed acquisition of TWG, in October 2017, S&P placed the Company’s debt ratings on Creditwatch Negative and Moody’s placed the Company’s debt and financial strength ratings under review for downgrade. Please see “-Risks Related to the Company-Financial Risks--A credit rating agency downgrade of our corporate senior debt rating could significantly impact our business.”
Risks Related to the Company
Business and Competitive Risks
Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties important to the success of our business, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.
The success of our business depends largely on our relationships and contractual arrangements with significant clients, including mortgage servicers, lenders, mobile device carriers, retailers, OEMs, agents and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, intermediaries or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected. In addition, each of our Global Lifestyle, Global Housing and Global Preneed segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or of the Company. Examples of important business arrangements include, at Global Lifestyle, relationships with mobile device carriers, retailers, OEMs and financial and other institutions through which we distribute our products and services. At Global Preneed, we have an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. At Global Housing, we have exclusive and non-exclusive relationships with certain mortgage lenders and manufactured housing lenders and property managers, and in turn we are eligible to insure properties securing loans guaranteed by or sold to government-sponsored entities and serviced by the mortgage loan servicers with whom we do business. In addition, the transfer by mortgage servicer clients of loan portfolios to other carriers or the participation by other carriers in insuring lender-placed insurance risks that we have historically insured could materially reduce our revenues and profits from this business.
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
We compete with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service for business and customers, and for agents and other distribution relationships. Some of our competitors may offer a broader array of products and services than we do or be better able to tailor those products and services to customer needs, greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources or higher ratings.
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
General economic, financial market and political disruptions could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates and disruptive geopolitical events could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could also affect all of our business segments. Specifically, during periods of economic downturn:

•
individuals and businesses may (i) choose not to purchase our insurance products, warranties and other products and services, (ii) terminate existing policies or contracts or permit them to lapse and (iii) choose to reduce the amount of coverage they purchase;

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
Conditions in the housing and lifestyle markets in which we operate, including the rate of introduction and success of new products or technologies or promotional programs and the overall health of the electronics and appliances retail markets, automobile sales market and housing and mortgage markets may also affect our business segments by impacting the demand and pricing for our products and services, the costs of paying claims or otherwise.
We face risks associated with our international operations.
Our international operations face economic, political, legal, operational and other risks. For example, we face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws and regulations; political or economic instability in countries in which we conduct business, including possible terrorist acts; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; differences in cultural environments and changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions; and restrictions on the repatriation of non-U.S. investment and earnings.
If our business model is not successful in a particular country or region or it experiences economic, political or other instability, we may lose all or most of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these risks identified above, in particular where certain countries have recently experienced economic or political instability, such as Brazil. In addition, concerns about the European Union (the “E.U.”), including the status of the United Kingdom’s exit from the E.U. (commonly referred to as “Brexit”), has caused uncertainty in the financial markets and exchange rate fluctuation. Changes to the E.U. or post-Brexit U.K. regulatory frameworks applicable to our business could increase compliance costs and negatively impact the region’s economic conditions, financial markets and exchange rates, which could adversely affect our European business.
As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of guarantee, but we may not recover our initial outlays and other amounts owed to us fully or timely. As our international business grows, we rely increasingly on fronting carriers or intermediaries in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation and relationships with our customers could be adversely affected.
For information on the significant international regulations that apply to our Company, please see Item 1, “Business - Regulation - International Regulation.”
Catastrophe losses, including human-made catastrophe losses, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
Our insurance operations expose us to claims arising out of catastrophes and non-catastrophes (losses such as theft and vandalism), particularly in our homeowners insurance businesses. We have experienced, and expect to continue to experience, catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes include reportable catastrophe losses (individual catastrophe events that generated losses in excess of $5.0 million, pre-tax and net of reinsurance). Catastrophes can be caused by various natural events, which may be exacerbated by climate change, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires and epidemics, or can be human-made catastrophes, including terrorist attacks or accidents such as airplane crashes. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives and the effects of inflation could increase the severity of claims from future catastrophes. While the exact impact of the physical effects of climate change is uncertain, changes in the global climate may cause long-term increases in the frequency and severity of storms, resulting in higher catastrophe losses, which could materially affect our results of operations and financial condition.
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
We may be unable to grow our business if we cannot find suitable acquisition candidates at attractive prices and integrate them effectively or identify new areas for organic growth.
We expect acquisitions to play a role in the growth of some of our businesses. We recently announced the acquisition of TWG, which is expected to close in the second quarter of 2018. However, there can be no assurances that we will continue to be able to identify suitable acquisition candidates or new venture opportunities or to finance or complete such transactions on acceptable terms. Additionally, the integration of acquired businesses may result in significant challenges and additional costs, and we may be unable to accomplish such integration smoothly or successfully.
Acquired businesses may not provide us with the benefits that we anticipate. Acquisitions entail a number of risks and uncertainties, some of which may differ from those historically associated with our operations. These include, among other things, inaccurate assessment of liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; difficulties in integrating systems and personnel and additional costs related thereto; failure to achieve anticipated revenues, earnings or cash flow; an increase in our indebtedness; and a limitation in our ability to access additional capital when needed. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.
Our ability to effectively identify and capitalize on opportunities for organic growth depends, among other things, on our ability to identify and successfully enter and market our services in new geographic markets and market segments, our ability to recruit and retain qualified personnel, our ability to coordinate our efforts across various geographic markets and market segments, our ability to maintain and grow relationships with our existing customers and expand our customer base, our ability to offer new products and services, our ability to form strategic alliances and partnerships, our ability to secure key vendor and distributor relationships and the availability of sufficient capital. There can be no assurance that we will be successful in executing on our organic growth initiatives, or that those initiatives will provide us with the expected benefits, which could have an adverse effect on our results of operation and financial condition.
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
As we continue to improve operating efficiencies across the business, we have outsourced and may continue to outsource selected functions to venders and other third parties, including independent contractors. For example, we outsource certain key functions in our mortgage solutions businesses to certain independent contractors who we believe offer us expertise, as well as scalability and cost effective services. We have also outsourced certain business and information technology services, as well as call center services. We generally take steps to monitor and regulate the performance of these independent third parties, but our vendor oversight controls could prove inadequate. If these third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their operations, financial condition or other matters beyond our control, or if they fail to protect our data or the data of our customers, the Company’s operations and reputation could be compromised and we could suffer adverse legal and regulatory consequences. In addition, if we are unable to attract and retain relationships with qualified independent contractors, or if changes in law or judicial decisions require such independent contractors to be classified as employees, our mortgage solutions businesses could be significantly adversely affected.
To the extent the Company outsources selected services or functions to third parties outside the U.S., the Company is exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and fluctuations in currency values and, potentially, increased risk of data breaches. For more information on the risks associated with outsourcing to international third parties, please see Item 1A, “Risk Factors - Risks Related to the Company - Business and Competitive Risks - We face risks associated with our international operations.” If third party providers do not perform as anticipated, we may not fully realize the anticipated economic and other benefits of this outsourcing, which could adversely affect our results of operations and financial condition.
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
The markets in which we operate may be subject to periodic negative publicity, which may negatively affect our financial results.
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
The success of our business depends on our successfully implementing our strategy and the continuing service of key executives, the members of our senior management team and other highly-skilled personnel.
The Company recently underwent a multi-year transformation to position itself for long-term profitable growth. This process included a business portfolio realignment to focus on the housing and lifestyle markets and a new global enterprise operating model. In connection with the transformation, the Company substantially exited the health insurance market and sold its employee benefits business. In addition, the Company began the implementation of new global organizational structures for its business operations under a COO and key support functions. The Company appointed key executives such as a new CFO and a newly created Chief Technology Officer and Chief Risk Officer. As part of the new global organizational model, the Company integrated decentralized business operating structures and support functions in order to increase efficiencies and achieve cost savings. However, the Company will continue to incur costs related to the transformation, including investments in information technology, procurement and other initiatives, as well as costs associated with businesses in run off or that have been sold. The Company’s long-term strategy depends on the successful execution of its strategy, including our ability to make the necessary adjustments to our cost structure, achieve efficiencies and attract and retain personnel.
We also rely on the continued service of key executives, members of our senior management team and highly-skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, employee tolerance for the significant amount of change within and demands on our company, the effectiveness of our compensation programs and competition. If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our senior management and other key executives.
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
Financial Risks
Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could materially affect our results of operations, profitability and capital.
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported claims (“IBNR”) as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of American (“GAAP”), Statutory Accounting Principles (“SAP”) or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment; our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. From time to time, we also adjust our reserves, and may adjust our reserving methodology, as these factors and our claims experience changes. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations. Please see “Item 7 - Management’s Discussion & Analysis - Critical Accounting Policies & Estimates - Reserves” for additional detail on our reserves.
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
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic operating insurance subsidiaries. Moody’s rates four of our domestic operating insurance subsidiaries and S&P rates five of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies or regulators could also increase capital requirements for the Company’s subsidiaries. Any reduction in these ratings could materially adversely affect the demand for our products from intermediaries and consumers and materially adversely affect our results.

As of December  31, 2017, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could significantly impact our business.
Currently, the Company’s senior debt is rated BBB+ by S&P and Baa2 by Moody’s.  Following the announcement of the transaction with TWG, in October 2017, S&P placed the Company’s debt ratings on Creditwatch Negative and Moody’s placed the Company’s debt and financial strength ratings under review for downgrade.
If our senior debt credit ratings were downgraded, our business, financial position and results of operations, and perceptions of our financial strength, could be adversely affected. In particular, a decrease in our senior debt credit ratings could adversely affect our liquidity, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. We could also be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility.  There can be no assurance that our credit ratings will not be downgraded.
Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, the results of our operations have been and may continue to be affected by foreign exchange rate fluctuations. To a large extent, we do not currently hedge foreign currency risk. If the U.S. dollar weakens against a local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses and net income or loss. Similarly, our net assets, net revenue, operating expenses and net income or loss will decrease if the U.S. dollar strengthens against local currency. These fluctuations in currency exchange rates may result in gains or losses that materially and adversely affect our results of operations.
An impairment of goodwill or other intangible assets could materially affect our results of operations and book value.
Goodwill represented 21% of our total equity as of December 31, 2017. We review our goodwill annually in the fourth quarter for impairment or more frequently if circumstances indicating that the asset may be impaired exist or we change our reportable segments and related reporting units. Such circumstances could include a sustained significant decline in our share price, a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, or slower growth rates, among others. Circumstances such as those mentioned above could trigger an impairment of some or all of the remaining goodwill on our balance sheet, which could have a material adverse effect on our profitability and book value per share. For more information on our annual goodwill impairment testing and the goodwill of our segments, please see “Item 7 - Management's Discussion and Analysis - Critical Factors Affecting Results - Value and Recoverability of Goodwill.” In addition, other intangible assets collectively represented 7% of our total equity as of December 31, 2017. An impairment of goodwill or other intangible assets, or significant reduction in the useful lives of intangible assets, could have a material adverse effect on our profitability and book value.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2017, because internal control over financial reporting is complex, we cannot assure you that our internal control over financial reporting will be effective in the future. Any failure to implement required controls, or difficulties encountered in their operation, could adversely affect our results or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with GAAP. Internal control deficiencies may also prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions, and result in a breach of the covenants under our credit agreements. Investor confidence in the Company and the reliability of our financial statements could erode, resulting in a decline in our share price and impairing our ability to raise capital.

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
Market conditions, changes in interest rates and prolonged periods of low interest rates may materially affect our results.
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
Changes in interest rates may materially adversely affect the performance of some of our investments. Interest rate volatility may materially increase or reduce unrealized gains or unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fixed maturity and short-term investments represented 86% of the fair value of our total investments as of December 31, 2017.
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

Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2017, fixed maturity securities represented 84% of the fair value of our total invested assets. Our fixed maturity portfolio also includes below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations). These investments comprise approximately 5% of the fair value of our total investments as of December 31, 2017 and generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity investment portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk - Credit Risk” for additional information on the composition of our fixed maturity investment portfolio.
We currently invest in equity securities representing approximately 3% of the fair value of our total investments as of December 31, 2017. However, we have had higher percentages in the past and may make more such investments in the future. Investments in equity securities generally provide higher expected total returns but present greater risk to preservation of capital than our fixed maturity investments. Beginning January 1, 2018, all such equity securities will be required to have all changes in fair value reflected through the income statement which may increase the volatility of financial results (see Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information).
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
Our commercial mortgage loans on real estate investments (which represented approximately 6% of the fair value of our total investments as of December 31, 2017) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
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
The recently enacted U.S. tax reform bill will have a significant impact on our results of operation and financial condition.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes a one-time transition tax on offshore earnings at reduced rates, allows immediate deductions for certain new investments and modifies or repeals many business deductions. While we are currently evaluating the effects of the TCJA, we expect the legislation will have a favorable impact on our financial results beginning in 2018. In addition, the enactment of the TCJA resulted in a favorable tax benefit of $177.0 million as a result of the Federal corporate rate change as applied to our deferred tax assets and liabilities as of the enactment date. We also estimate that the one-time transition tax will have no impact on our results of operation. However, the overall impact of the TCJA is uncertain due to the ambiguities in the application of certain provisions of the TCJA, the impact of future guidance, interpretations or rules issued by government agencies in applying the TCJA and potential court decisions interpreting the legislation. Changes in the application or interpretation of the TCJA could have an adverse impact on our results of operation and financial condition.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.
In accordance with applicable income tax guidance, the Company must determine whether its ability to realize the value of its deferred tax asset or to recognize certain tax liabilities related to uncertain tax positions is “more likely than not.” Under current income tax guidance, a deferred tax asset should be reduced by a valuation allowance, or a liability related to uncertain tax positions should be accrued, if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carry-forward periods.
In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carry-forwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting the Company and overall economic conditions. These management judgments are therefore subject to change due to factors that include, but are not limited to, changes in our ability to realize sufficient taxable income of the same character in the same jurisdiction or in our ability to execute other tax planning strategies. Furthermore, any future changes in tax laws could impact the value of our deferred tax assets. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material impact on our results of operations and financial condition.
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
The A.M. Best ratings of The Hartford, John Hancock and Sun Life are currently B++ with a developing outlook, A+ and A+, respectively. A.M. Best currently maintains a stable outlook on each of their financial strength ratings.
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
Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third party administration and clients.
We are subject to the credit risk of some of the clients, third party administrators and agents with which we contract in our businesses. For example, we advance agents' commissions as part of our preneed insurance offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest shares of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.
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
As a holding company whose principal assets are the capital stock of our subsidiaries, Assurant, Inc. relies primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares or debt, to acquire new businesses and to pay dividends to stockholders and corporate expenses. The ability of our subsidiaries to pay dividends and to make such other payments depends on their statutory surplus, future statutory earnings, rating agency requirements and regulatory restrictions. Except to the extent that Assurant, Inc. is a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority over our claims with respect to the assets and earnings of the subsidiaries. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against their assets or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary, and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before Assurant, Inc., as a stockholder, would be entitled to receive any distribution from the subsidiary.
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict the ability of our insurance subsidiaries to pay dividends. For more information on the maximum amount our subsidiaries could pay us in 2018 without regulatory approval, see “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy.”
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
Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our information technology systems could adversely affect our business.
The success of our business depends on our ability to maintain effective information technology systems and to enhance our technology to support the Company’s business in an efficient and cost-effective manner. This requires us to maintain effective planning and management processes and certain other automated management and accounting systems as well as to continually upgrade product and service offerings and support growth, as our ability to integrate our systems with those of our clients is critical to our success. Our information systems rely on the commitment of significant financial and managerial resources to maintain and enhance existing systems as well as develop and create new systems and products to keep pace with continuing changes in information processing technology or evolving industry and regulatory requirements. We must also integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations. We periodically update our operations and financial systems, procedures and controls; however; we still rely on manual processes and procedures that may not scale proportionately with our business growth. Our information systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our products and grow our business and account for transactions in an appropriate and timely manner. System development projects may be more costly or time-consuming than anticipated and may not deliver the expected benefits upon completion. In addition, our employees or agents could fail to monitor or implement enhancements or other modifications to a system in a timely or effective manner, or fail to complete appropriate controls when implementing new systems or updating current systems. This could cause significant disruption to our business. If we fail to maintain systems that function effectively without interruption (including through a failure to replace or update redundant or obsolete hardware, applications or software systems), or fail to update our systems to support our transformation and keep pace with technological advancements, our relationships and ability to conduct our business may be adversely affected. In addition, a failure to implement in a timely manner appropriate internal systems, procedures and control could have an adverse effect on our business, financial condition and results of operations.
We could incur significant liability if our information systems are breached or we otherwise fail to protect the security of data residing on our systems, which could adversely affect our business and results of operations.
We receive and are required to protect confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. We rely on the uninterrupted and secure operation of our information technology systems to securely process, transmit and store this information. In the normal course of business, we also share confidential and other sensitive information with our vendors and other third parties. Our information technology systems and those of our vendors and other third parties are vulnerable to threats from computer viruses, malware, ransomware, cyber-attack and other similar breach events. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties who may have otherwise legitimate access to our systems.
Cyber threats are rapidly evolving and becoming increasingly sophisticated. Our data protection measures may not be effective to protect our network and systems from such threats, which could result in the misappropriation or compromise of data, fraud, system disruption or shutdown. Certain measures that could increase the security of our infrastructure take significant time and resources to deploy broadly, and may not be effective against an attack in any event. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. The inability to implement and maintain effective protective measures and other safeguards or adequately respond to a breach could have a material adverse effect on our business.
We have numerous vendors and other third parties who receive data from us in connection with the services we offer our customers. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection measures. To the extent that a vendor or third party suffers a cyber-attack that compromises their operations, our data or the data of our customers could be compromised or we may experience possible service interruption, which could have a material adverse effect on our business.
Due to the large number and age of the systems and platforms that we operate and the increased frequency at which vendors issue security patches to their products, we are at risk that we cannot deploy patches or otherwise respond to cyber threats in a timely and effective manner. We are also dependent on vendors and other third parties like cloud service providers to keep their systems patched in order to protect our data. If we and our vendors are unable to keep systems patched in a timely manner, we or they may be breached, which could have a material adverse effect on our business.
Our policies, procedures and technical safeguards may also be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors or other third parties with otherwise legitimate access to our systems.
Unauthorized disclosure of data could cause our customers to lose faith in our ability to protect their information and they may cease to do business with us. Data breaches could lead to claims against the Company, result in legal or regulatory action, including significant fines and penalties and harm our reputation, which could adversely affect our business and results of operations. We could also experience other adverse consequences resulting from the loss or inappropriate disclosure of data, including a disruption in our operations, unfavorable underwriting and reserving decisions and internal control deficiencies. We may be required to expend significant additional resources to mitigate the damage caused by any security breach and to protect against future damage. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the E.U. General Data Protection Regulation, could adversely affect our financial condition, operating results and our reputation.
In providing services and solutions to our customers and operating our business, we store and transfer sensitive customer, end-consumer and Company data, including personal data, in and across multiple jurisdictions. As a result, we are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, in April 2016 the European Commission adopted the General Data Protection Regulation ("GDPR"), which greatly increases the jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. At the state level, the New York State Department of Financial Services has issued cybersecurity regulations that impose an array of detailed security measures on covered entities. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations.
Unauthorized disclosure or transfer of personal or otherwise sensitive data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company, our vendors or other parties with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. For example, under the GDPR, violations could result in a fine of up to 4% of a corporation’s global annual revenue. Such events could also result in negative publicity and damage to our reputation and cause us to lose clients, which could therefore have a material adverse effect on our results of operations.
Legal and Regulatory Risks
We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business. Violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
We are subject to extensive regulation under the laws of the United States and its various states, the European Union and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by state insurance regulators in the United States, by the Prudential Regulatory Authority and the Financial Conduct Authority in the United Kingdom and agencies such as the SEC, both in our capacity as a publicly-traded company and through our investment advisory business. We are also subject to anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act, trade sanctions and anti-money laundering laws and export control regulations and restrictions. We are subject to other laws and regulations on matters as diverse as internal control over financial reporting and disclosure controls and procedures, data privacy and protection, taxation, environmental protection, anti-trust, wage-and-hour standards and employment and labor relations.
Furthermore, our domestic and international insurance subsidiaries are subject to extensive regulatory oversight including but not limited to restrictions and requirements related to licensing; capital, surplus and dividends; underwriting limitations; the ability to enter and exit markets; statutory accounting and other disclosure requirements; coverage; the ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices. For additional discussion of the various laws and regulations affecting our business, please see Item 1, “Business - Regulation.”
Compliance with applicable U.S. and foreign laws and regulations related to our businesses increases the costs and risks of doing business in these jurisdictions. The regulations we are subject to have tended to become more stringent over time, may impose significant operational limits on our business and may be inconsistent across jurisdictions. While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, our consultants and our contractors and other agents are in full compliance with such laws and regulations or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to clients. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a failure to comply with applicable laws and regulations could have a material adverse effect on the Company by exposing us to negative publicity and reputational damage or by harming our client or employee relationships.
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

•	disputes over coverage or claims adjudication;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or to meet prescribed deadlines for adjudicating claims;

•	disputes regarding sales practices, disclosures, premium refunds, licensing, regulatory compliance, underwriting and compensation arrangements;

•	disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities; and

•	disputes relating to customers’ claims that the customer was not aware of the full cost or existence of the insurance or limitations on insurance coverage.
Further, actions by certain regulators may cause additional changes to the structure of the lender-placed insurance industry, including the arrangements under which we track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Global Housing and the results of operations and financial condition of the Company. For additional information, see Item 1, “Business - Regulation” and Item 7, “Management's Discussion and Analysis - Results of Operations - Global Housing - Regulatory Matters.”
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
We participate in settlements on terms that we consider reasonable in light of the strength of our defenses; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings, or significant problems in our relationships with regulators, could materially adversely affect our results of operations and financial condition, our reputation, our ratings, and our ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our clients in the mortgage, credit card and banking industries are the subject of various regulatory investigations and litigation regarding mortgage lending practices, credit insurance, debt-deferment and debt cancellation products, and the sale of ancillary products, which could indirectly affect our businesses.
Our business is subject to risks related to reductions in the insurance premium rates we charge.
The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. Significant rate reductions could materially reduce our profitability.
Lender-placed insurance products accounted for approximately 56% and 58% of Global Housing’s net earned premiums, fees and other income for the twelve months ended December 2017 and 2016, respectively. The approximate corresponding contributions to segment net income in these periods were 45% and 56%. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline in 2018 as housing markets continue to improve.
The Company files rates with the state departments of insurance in the ordinary course of business. In addition to this routine correspondence, from time to time the Company engages in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. The results of such reviews may vary. As previously disclosed, the Company has reached agreements with the New York Department of Financial Services (the “NYDFS”), the Florida Office of Insurance Regulation (the “FOIR”) and the California Department of Insurance regarding the Company’s lender-placed insurance business in those states. In addition, the Company has reached an agreement to settle a targeted multistate market conduct examination focused on lender-placed insurance, including a number of requirements and restrictions, in a regulatory settlement agreement (the “RSA”), which is applicable in all states and U.S. territories. Among other things, the terms of the RSA will require more frequent rate filings for lender-placed insurance. This could result in downward pressure on premium rates for these products. If such filings result in significant decreases in premium rates for the Company’s lender-placed insurance products, our cash flows and results of operations could be materially adversely affected.
Changes in insurance regulation may reduce our profitability and limit our growth.
Legislation or other regulatory reform related to the insurance industry that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future. If we were unable for any reason to comply with these requirements, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition.
In addition, new interpretations of existing laws, or new judicial decisions affecting the insurance industry, could adversely affect our business.
Insurance industry-related legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

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
Several proposals have been adopted or are currently pending to amend state insurance holding company and other laws that increase the scope of insurance company regulation. The NAIC has implemented the Own Risk and Solvency Assessment (“ORSA”), which requires U.S. insurers and insurance groups to perform an annual assessment. This requirement is being standardized across many jurisdictions. In 2017, Assurant filed ORSA reports in the United States, Canada, Mexico, Chile and Europe. Additional countries are expected to follow, with Solvency II-based regimes being implemented globally. Regulatory bodies are expected to increase the frequency of discussions between each other and the level of data sharing across borders in order to enable more consistent regulation of global companies.
Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business. In January 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the “NAIC”) authorized an industry-wide multistate targeted market conduct examination focusing on lender-placed insurance. Several insurance companies, including our subsidiary American Security Insurance Company, were subject to the examination. In December 2016, the Company reached an agreement with the relevant regulators on the settlement of the market conduct examination pursuant to the RSA and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The effectiveness of the RSA is subject to the fulfillment of certain conditions. The Settlement Agreements resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and will align lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. The Company will also re-file its lender-placed insurance rates at least once every four years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. We cannot predict the full effect of these or any other regulatory initiatives on the Company at this time, but they could have a material adverse effect on the Company’s results of operations and cash flows.

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
State laws and our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock. These provisions may also make it difficult for stockholders to replace or remove our directors, which could delay, defer or prevent a change in control. Such provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
 We own six properties, including three buildings whose locations serve as headquarters for our operating segments and two buildings that serve as operation centers for Global Housing. Global Lifestyle and Global Housing share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. Global Preneed has a headquarters building in Rapid City, South Dakota. We also own a building in Milwaukee, Wisconsin that used to be the headquarters of a business placed into runoff. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to twenty years. We believe that our owned and leased properties are adequate for our current business operations.

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
The following chart compares the total stockholder returns (stock price increase plus dividends paid) on our common stock from December 31, 2012 through December 31, 2017 with the total stockholder returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and the S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2012 and that all dividends were reinvested.

Total Values/Return to Stockholders
(Includes reinvestment of dividends)

	Base Period 12/31/12	INDEXED VALUES Years Ending
Company / Index		12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Assurant, Inc.	$100	$194.85	$204.10	$244.77	$289.19	$320.97
S&P 500 Index	100	132.39	150.51	155.59	170.84	208.14
S&P 400 MidCap Index	100	133.50	146.54	143.35	173.08	201.20
S&P 500 Multi-line Insurance Index*	100	147.90	154.95	166.17	183.24	185.13
S&P 400 Multi-line Insurance Index*	100	138.21	151.16	188.15	234.99	322.19

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Assurant, Inc.		94.85%	4.75%	19.93%	18.14%	10.99%
S&P 500 Index		32.39	13.69	1.38	11.96	21.83
S&P 400 MidCap Index		33.50	9.77	(2.18)	20.74	16.24
S&P 500 Multi-line Insurance Index*		47.90	4.77	7.24	10.27	1.03
S&P 400 Multi-line Insurance Index*		38.21	9.37	24.47	24.90	37.11

*	S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Common Stock Price
Our common stock is listed on the NYSE under the symbol “AIZ.” The following table sets forth the high and low intraday sales prices per share of our common stock as reported by the NYSE and dividends per share of common stock declared by our Board of Directors for the periods indicated.

Year Ended December 31, 2017	High	Low	Dividends
First Quarter	$100.85	$90.45	$0.53
Second Quarter	$105.30	$92.68	$0.53
Third Quarter	$106.27	$87.74	$0.53
Fourth Quarter	$101.80	$95.29	$0.56

Year Ended December 31, 2016	High	Low	Dividends
First Quarter	$81.31	$66.23	$0.50
Second Quarter	$88.67	$77.09	$0.50
Third Quarter	$92.25	$83.01	$0.50
Fourth Quarter	$93.74	$78.72	$0.53

Holders
On February 8, 2018, there were approximately 185 registered holders of record of our common stock. The closing price of our common stock on the NYSE on February 8, 2018 was $85.16.
Please see Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.

Shares Repurchased

Period in 2017	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 – January 31	378,136	$95.59	378,136	$646.8
February 1 – February 28	248,000	96.58	248,000	622.8
March 1 – March 31	457,000	97.80	457,000	578.1
Total first quarter	1,083,136	96.75	1,083,136	578.1
April 1 – April 30	398,600	95.09	398,600	540.3
May 1 – May 31	375,900	100.73	375,900	502.4
June 1 – June 30	352,000	101.68	352,000	466.6
Total second quarter	1,126,500	99.03	1,126,500	466.6
July 1 – July 31	246,821	105.11	246,821	440.7
August 1 – August 31	79,000	104.25	79,000	432.4
September 1 – September 30	—	—	—	432.4
Total third quarter	325,821	104.90	325,821	432.4
October 1 – October 31	—	—	—	432.4
November 1 – November 30	639,415	99.05	639,415	369.1
December 1 – December 31	758,337	99.78	758,337	293.4
Total fourth quarter	1,397,752	99.45	1,397,752	293.4
Total January 1 through December 31	3,933,209	$99.04	3,933,209	$293.4

(1)	Shares purchased pursuant to the November 14, 2016 publicly announced share repurchase authorization of up to $600.0 of outstanding common stock.

Dividend Policy
On January 19, 2018, our Board of Directors declared a quarterly dividend of $0.56 per common share payable on March 19, 2018 to stockholders of record as of February 26, 2018. We paid dividends of $0.56 per common share on December 18, 2017, and $0.53 per common share on September 19, 2017, June 20, 2017 and March 20, 2017. We paid dividends of $0.53 per common share on December 12, 2016, and $0.50 on September 13, 2016, June 14, 2016 and March 14, 2016. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors our Board of Directors deems relevant.
Assurant, Inc. is a holding company and, therefore, its ability to pay dividends, service its debt and meet its other obligations depends primarily on the ability of its regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to the holding company. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Risks Relating to the Company – The inability of our subsidiaries to pay sufficient dividends to the holding company could prevent us from meeting our obligations and paying future stockholder dividends.” For the calendar year 2018, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $300.0 million. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions, was approximately $374.0 million in 2017.
We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.
Payments of dividends on shares of common stock are subject to the preferential rights of preferred stock that our Board of Directors may create from time to time. There is no preferred stock issued and outstanding as of December 31, 2017. For more information regarding restrictions on the payment of dividends by us and our insurance subsidiaries, including those pursuant to the terms of our revolving credit facilities, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, our $450.0 million 2017 credit facility and $350.0 million term loan facility restrict payments of dividends if an event of default under the facility has occurred or if a proposed dividend payment would cause an event of default under the facility.

Item 6. Selected Financial Data

Assurant, Inc.
Five-Year Summary of Selected Financial Data

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Revenues
Net earned premiums (1) (2)	$4,404.1	$5,007.3	$8,351.0	$8,632.1	$7,759.8
Fees and other income	1,383.1	1,422.5	1,303.5	1,033.8	586.7
Net investment income	493.8	515.7	626.2	656.4	650.3
Net realized gains on investments (3)	30.1	162.2	31.8	60.8	34.5
Amortization of deferred gains and gains on disposal of businesses	103.9	394.5	13.0	(1.5)	16.3
Gain on pension plan curtailment	—	29.6	—	—	—
Total revenues	6,415.0	7,531.8	10,325.5	10,381.6	9,047.6
Benefits, losses and expenses
Policyholder benefits	1,870.6	1,808.5	4,742.5	4,405.3	3,675.5
Amortization of deferred acquisition costs and value of businesses acquired	1,340.0	1,351.3	1,402.6	1,485.6	1,470.3
Underwriting, general and administrative expenses (2)	2,710.4	3,442.8	3,924.1	3,688.2	3,034.4
Interest expense	49.5	57.6	55.1	58.4	77.7
Loss on extinguishment of debt	—	23.0	—	—	—
Total benefits, losses and expenses	5,970.5	6,683.2	10,124.3	9,637.5	8,257.9
Income before provision for income taxes (4)	444.5	848.6	201.2	744.1	789.7
(Benefit) provision for income taxes (5)	(75.1)	283.2	59.6	273.2	300.8
Net income	$519.6	$565.4	$141.6	$470.9	$488.9
Earnings per share:
Basic	$9.45	$9.23	$2.08	$6.52	$6.38
Diluted	$9.39	$9.13	$2.05	$6.44	$6.30
Dividends per share	$2.15	$2.03	$1.37	$1.06	$0.96
Share data:
Weighted average shares outstanding used in basic per share calculations	54,986,654	61,261,288	68,163,825	72,181,447	76,648,688
Plus: Dilutive securities	324,378	673,486	853,384	970,563	1,006,076
Weighted average shares used in diluted per share calculations	55,311,032	61,934,774	69,017,209	73,152,010	77,654,764
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$12,550.3	$12,511.0	$14,283.1	$15,450.1	$15,961.2
Total assets	$31,843.0	$29,709.1	$30,036.4	$31,554.9	$29,706.3
Policy liabilities (6)	$21,218.2	$20,040.6	$19,787.1	$19,711.9	$18,698.6
Debt	$1,068.2	$1,067.0	$1,164.7	$1,163.5	$1,629.7
Total Assurant, Inc. stockholders’ equity	$4,270.6	$4,098.1	$4,524.0	$5,181.3	$4,833.5
Per share data:
Total book value per basic share (7)	$80.46	$72.33	$67.92	$73.73	$66.23

(1)	The decline in 2016 primarily relates to the Assurant Health wind-down and the sale of our Assurant Employee Benefits segment.

(2)
Amounts in 2017 are lower due to a change in program structure impacting the accounting for revenues on a net instead of gross basis for a large client in global connected living. The change in program structure had no impact on net income.

(3)
Included in net realized gains are other-than-temporary impairments of $0.9 million, $6.9 million, $5.0 million, less than $0.1 million and $4.4 million for 2017, 2016, 2015, 2014 and 2013, respectively.

(4)
2017 includes $295.7 million of reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), primarily related to Hurricanes Harvey, Irma and Maria. The comparable reportable catastrophes in 2016, 2015, 2014 and 2013 were $157.4 million, $19.3 million, $18.5 million and $19.2 million, respectively. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5.0 million, pre-tax and net of reinsurance. The decline in 2016 primarily relates to lower losses from Assurant Health and only two months of results of Assurant Employee Benefits prior to its sale on March 1, 2016. 2015 includes higher loss experience and adverse claim development on 2015 individual major medical policies associated with Assurant Health.

(5)
2017 includes a $177.0 million one-time benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act. The reduction in net deferred tax liabilities was recorded at the reportable segment level using our best estimate of deferred tax balances as of the December 22, 2017 enactment date.

(6)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(7)
Total stockholders’ equity divided by the basic shares outstanding for book value per basic share calculation. At December 31, 2017, 2016, 2015, 2014, and 2013 there were 53,078,396, 56,660,642, 66,606,258, 70,276,896 and 72,982,023 shares, respectively, outstanding.

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
General
We report our results through four segments: Global Housing, Global Lifestyle, Global Preneed and Total Corporate and Other. Total Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Total Corporate and Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group ("FFG"), our Long Term Care ("LTC') and the Assurant Employee Benefits businesses through reinsurance agreements, integration and transaction expenses related to the pending acquisition of The Warranty Group (see below) and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed for comparability. In addition, Assurant Employee Benefits was a separate segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 4 for more information.
The following discussion covers the year ended December 31, 2017 (“Twelve Months 2017”), year ended December 31, 2016 (“Twelve Months 2016”) and year ended December 31, 2015 (“Twelve Months 2015”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis.
Executive Summary
On January 8, 2018, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), with TWG Holdings Limited, a Bermuda limited company (“TWG Holdings,” and together with its subsidiaries, “TWG”), TWG Re, Ltd., a corporation incorporated in the Cayman Islands (“TWG Re”), Arbor Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of TWG Holdings (“TWG Merger Sub”) and Spartan Merger Sub, Ltd., a Bermuda exempted limited company and a direct wholly owned subsidiary of Assurant (“Merger Sub”). Under the terms of the A&R Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Assurant will acquire TWG through a transaction in which Merger Sub will merge with and into TWG, with TWG continuing as the surviving corporation and as a wholly owned subsidiary of Assurant. TWG is a global provider of protection plans and related programs and a portfolio company of TPG Capital, a private equity company. For more information regarding the pending transaction, see Note 27 to the Consolidated Financial Statements, included elsewhere in this Report.
Consolidated net income decreased $45.8 million, or 8%, to $519.6 million for Twelve Months 2017 from $565.4 million for Twelve Months 2016. The decrease includes a $266.5 million reduction in after-tax net gains from the 2016 sale of Assurant Employee Benefits (including net realized gains on investments and amortization of deferred gains in connection with the transaction) and a $90.1 million after-tax increase in reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), mainly due to Hurricanes Harvey, Irma and Maria. These items were partially offset by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act.
Global Housing net income decreased $91.2 million, or 48%, to $97.4 million for Twelve Months 2017 from $188.6 million for Twelve Months 2016, primarily due to an $88.1 million after-tax increase in reportable catastrophes mainly from Hurricanes Harvey, Irma and Maria. Excluding reportable catastrophes, the decrease in net income was due to higher non-catastrophe loss experience and a reduction from our lender placed insurance business due to the ongoing normalization of placement rates. These decreases were partially offset by a reduction of lender placed regulatory expenses and profitable growth from our multifamily housing business.

Net earned premiums and fees decreased $113.8 million to $2.18 billion for Twelve Months 2017 compared with Twelve Months 2016, primarily due to lower placement rates in lender-placed insurance as well as the impact of reinstatement and other premiums from reportable catastrophes. Reduced demand for originations and field services, along with lower client volumes, in our mortgage solutions business also contributed to the decline. The decrease was partially offset by revenue growth in our multi-family housing business.
For 2018, we anticipate Global Housing net income, excluding reportable catastrophes, to be down before taking into account recently enacted tax reform. Further declines in lender-placed insurance are expected as the housing market continues to improve. We expect declines to be partially offset by continued growth in multi-family housing and improved performance in mortgage solutions. Additional savings from ongoing expense management efforts are expected to be realized towards the end of 2018 and into 2019. Net operating income is expected to increase after reflecting a lower effective tax rate of approximately 20%, with a portion of the tax savings to be reinvested for future growth. Revenue expected to approximate 2017 levels as declines in lender-placed are offset by growth in multi-family housing and mortgage solutions.
Global Lifestyle net income increased $23.6 million, or 15%, to $178.0 million for Twelve Months 2017 from $154.4 million for Twelve Months 2016. The increase was primarily driven by our global connected living business due to higher contributions from extended service contracts from original equipment manufacturer clients and other distribution channels as well as an increase in contract recoverables and growth in our mobile business, partially offset by lower volume from our domestic repair and logistics business. The increase was also driven by growth in our domestic vehicle protection business.
Twelve Months 2017 net earned premiums, fees and other income decreased $309.9 million to $3.40 billion compared with Twelve Months 2016, primarily due to the change in program structure in fourth quarter 2016 for a large service contract client in global connected living. Excluding this program structure change, net earned premiums, fees and other income increased $193.1 million mainly due to growth in global connected living, that was mostly driven by global mobile, as well as growth from our domestic vehicle protection services and international credit businesses.
In 2018, we expect Global Lifestyle net income to increase, before taking into account recently enacted tax reform. Profitable growth is expected to be driven primarily by newly launched mobile programs and vehicle protection offerings and ongoing expense management efforts, partially offset by ongoing declines in credit insurance. Mobile trade-in activity is expected to vary based on the timing and availability of new smartphone introductions and carrier promotional activity. Results are expected to benefit from a lower effective tax rate of approximately 22%, with a portion of the tax savings to be reinvested for future growth. Revenue is expected to increase from growth in connected living and vehicle protection, globally.
Global Preneed net income decreased $2.7 million, or 6%, to $39.6 million for Twelve Months 2017 from $42.3 million for Twelve Months 2016. This decrease was primarily due to a $5.0 million impairment of software in 2017, partially offset by an increase in net investment income and fee income due to growth of the underlying preneed business.
Twelve Months 2017 net earned premiums, fees and other income increased $9.7 million to $181.0 million compared with Twelve Months 2016 primarily due to growth in preneed business and favorable foreign exchange.
In 2018, we expect Global Preneed net income and revenue to continue to increase modestly from our alignment with market leaders, before taking into account recently enacted tax reform. Results to benefit from a lower effective tax rate of roughly 22%, with a portion of the tax savings to be reinvested for future growth.
Critical Factors Affecting Results
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, frequency and severity of reportable catastrophes and returns on and values of invested assets, as well as our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including global connected living, multi-family housing, mortgage solutions, as well as vehicle protection services, and manage the pace of declines in placement rates in our lender-placed business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in the exchange rate, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A – Risk Factors.”
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest and principal payments on our senior notes, as well as dividends on our common stock.
For Twelve Months 2017, net cash provided by operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents, totaled $532.7 million; net cash used in investing activities totaled $541.2 million and net cash used in financing activities totaled $26.7 million. We had $996.8 million in cash and cash equivalents as of December 31, 2017. Please see “– Liquidity and Capital Resources,” below for further details.

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
The fair market value of the fixed maturity securities in our investment portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. We also have investments that are subject to pre-payment risk, such as mortgage-backed and asset-backed securities. Interest rate fluctuations may cause actual net investment income and/or cash flows from such investments to differ from estimates made at the time of investment. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, in these circumstances we may be required to reinvest those funds in lower-interest earning investments.
Our revenues may also be impacted by our ability to continue to grow in the markets in which we operate, including the mobile device insurance market, the renters insurance market and the field services and valuation markets. For example, our business is subject to volatility in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile device market dynamics. Our lender-placed insurance revenues will also be impacted by changes in the housing market.
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
Reserves
Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, reporting lags, expenses, inflation rates, future investment earnings, and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves is subject to uncertainty given that management is using historical information and methods to help project future events and reserve outcomes.
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
Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that future settlement amounts for claims incurred through the financial reporting date will not vary from reported claim reserves. Future loss development could require reserves to be increased or decreased, which could have a material adverse or positive effect on our earnings in the periods in which such increases or decreases are made. See "Item 1A - Risk Factors - Risks related to the Company - Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could materially affect our results of operations, profitability and capital" for more detail on this risk.
The following table provides reserve information for our reporting segment lines for the years ended December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Global Preneed	$5,779.2	$35.7	$18.9	$8.9	$5,401.4	$111.9	$16.6	$7.8
Disposed and runoff businesses	4,493.3	34.9	1,259.3	122.1	4,573.8	37.9	1,161.8	143.8
All other	124.9	0.2	1.3	1.3	137.7	0.2	1.0	1.5
Short Duration Contracts:
Global Lifestyle	—	5,518.7	73.3	204.4	—	5,041.6	78.2	181.4
Global Housing	—	1,434.9	669.4	589.3	—	1,424.2	220.2	357.4
Disposed and runoff businesses	—	14.2	766.6	67.4	—	10.7	991.5	140.1
Total	$10,397.4	$7,038.6	$2,788.8	$993.4	$10,112.9	$6,626.5	$2,469.3	$832.0

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
Global Housing and Global Lifestyle
Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. Both paid claims development as well as case incurred development are typically analyzed at the product or product grouping level, considering product size and data credibility. The reserving methods widely employed within the Company include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson. For Global Housing, reportable catastrophes are analyzed and reserved for separately using a frequency and severity approach.

The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and prior estimates of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method incorporates the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing variability in incurred to paid ratios.
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

•
consideration of the distribution of loss reserves, management's selection of the best estimate that may exceed an estimate based on median values, suggesting that favorable development may be more likely than unfavorable development; and

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
While management has used judgment in establishing its best estimate of required reserves, different assumptions and variables could lead to significantly different reserve estimates. Two key measures of loss activity are loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls, changes in economic activity and weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations.
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity levels on our ultimate costs for claims occurring in 2017 would be as follows:

Change in both loss frequency and severity for all Global Housing and Global Lifestyle	Ultimate cost of claims occurring in 2017	Change in cost of claims occurring in 2017
3% higher	$1,630.0	$94.0
2% higher	$1,598.0	$62.0
1% higher	$1,567.0	$31.0
Base scenario (1)	$1,536.0	$—
1% lower	$1,506.0	$(30.0)
2% lower	$1,474.0	$(62.0)
3% lower	$1,443.0	$(93.0)

(1)	Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2017 for Global Housing and Global Lifestyle.

Disposed and Runoff Short Duration Lines
The Company has exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carry case reserves, as recommended by the various pool managers, and IBNR reserves totaling $28.7 million (before reinsurance) and $24.2 million (net of reinsurance) at December 31, 2017. Estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for those exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes a claim. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. Based on information currently available, and after consideration of the reserves reflected in the Consolidated Financial Statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
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
For preneed life insurance issued after 2008 with either no death benefit growth or death benefit growth linked to an inflation index, reserve assumptions are made with provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates and lapse rates are based upon pricing assumptions. For contracts with minimum benefit increases associated with an inflation index, the reserves assume expected benefit increases equal to a selected discount rate less a spread.
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
For life insurance and annuity contracts acquired in 2000 and prior, interest and discount rates as well as mortality assumptions are based on statutory valuation requirements, which approximate the GAAP valuation requirements, with no explicit provision for lapses.
Disposed and Runoff Long Duration Lines
Risks related to the reserves recorded for certain discontinued individual life, annuity, and long-term care insurance policies have been fully ceded via reinsurance. While the Company has not been released from the contractual obligation to the policyholders, changes in and deviations from economic, mortality, morbidity, and withdrawal assumptions used in the calculation of these reserves will not directly affect our results of operations unless there is a default by the assuming reinsurer.
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
For preneed investment-type annuities, preneed life insurance policies with discretionary death benefit growth issued after January 1, 2009, universal life insurance policies and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. Estimated gross profits include the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in accumulated other comprehensive income (“AOCI”). The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.
Short Duration Contracts
Acquisition costs relating to extended service contracts, vehicle service contracts, mobile device protection, credit insurance, lender-placed homeowners and flood, multi-family housing and manufactured housing are amortized over the term of the contracts in relation to premiums earned. These acquisition costs consist primarily of advance commissions paid to agents.
Acquisition costs relating to disposed lines of business (group term life, group disability, group dental and group vision) consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded and are deferred and amortized over the estimated terms of the underlying contracts.
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
Any equity security whose price decline is deemed other-than-temporary is written down to its then current market value with the amount of the impairment reported as a realized loss in that period. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings is equal to the difference between the amortized cost of the security and its net present value.

See also Notes 2 and 5 to the Consolidated Financial Statements included elsewhere in this Report and “Item 1A – Risk Factors – Risks Related to the Company – The value of our investments could decline, affecting our profitability and financial strength” and “Investments” contained later in this item.
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
The following table sets forth our reinsurance recoverables as of the dates indicated:

	December 31, 2017	December 31, 2016
Reinsurance recoverables	$9,790.2	$9,083.2

We have used reinsurance to exit certain businesses, including Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $6.09 billion and $6.30 billion at December 31, 2017 and 2016, respectively.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2017	2016
Ceded future policyholder benefits and expense	$4,440.9	$4,523.3
Ceded unearned premium	2,014.5	1,836.6
Ceded claims and benefits payable	3,183.0	2,643.2
Ceded paid losses	151.8	80.1
Total	$9,790.2	$9,083.2

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
Contingencies
A loss contingency is accrued if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated amount within the range of possible losses is more probable than any other, we report an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes.
Deferred Taxes
Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. Changes in tax rates are required to be accounted for as of the enactment date and all impacts are required to be reflected in the income statement regardless of whether the underlying deferred taxes originated in another component of the financial statements (such as unrealized gains or losses associated with investments that originated in other comprehensive income). A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. The Company has deferred tax assets resulting from temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 9 to the Consolidated Financial Statements included elsewhere in this Report.
As of December 31, 2016, the Company had a cumulative valuation allowance of $12.5 million against deferred tax assets of international subsidiaries. During twelve months 2017, the Company recognized a cumulative income tax benefit of $3.3 million primarily related to the release of valuation allowances against foreign NOLs and other deferred tax assets. As of December 31, 2017, the Company has a cumulative valuation allowance of $9.2 million against deferred tax assets, as it is management's assessment that it is more likely than not that this amount of deferred tax assets will not be realized. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient future taxable income of the same character in the same jurisdiction.
In determining whether the deferred tax asset is realizable, the Company weighed all available evidence, both positive and negative. We considered all sources of taxable income available to realize the asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences, carry forwards and tax-planning strategies.
 The Company believes it is more likely than not that the remainder of its deferred tax assets will be realized. Accordingly, other than as noted herein for certain international subsidiaries, a valuation allowance has not been established.
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
In determining the appropriate valuation allowance, management makes judgments about recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions used in making these judgments are updated periodically by management based on current business conditions that affect the Company and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and the ability of the Company to successfully execute its tax planning strategies. Please see “Item 1A-Risk Factors- Risks Related to he Company- The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations an financial condition” for more information.
 Valuation and Recoverability of Goodwill
Our goodwill related to previous acquisitions of businesses was $917.7 million and $830.9 million as of December 31, 2017 and 2016, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to: significant adverse change in legal factors, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
We perform goodwill testing at the reporting level (which is the same level as our operating segments). The following table illustrates the amount of goodwill carried at each reporting unit:

	December 31,
	2017	2016
Global Housing	$386.7	$320.9
Global Lifestyle	392.8	372.3
Global Preneed	138.2	137.7
Total	$917.7	$830.9

In fourth quarter 2017, the Company performed a qualitative goodwill impairment assessment for its Global Housing, Global Lifestyle and Global Preneed reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units' fair values were more than their carrying amounts, therefore further goodwill impairment testing was not necessary.
Recent Accounting Pronouncements
Please see Note 2 of the Notes to the Consolidated Financial Statements.
Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Net earned premiums	$4,404.1	$5,007.3	$8,351.0
Fees and other income	1,383.1	1,422.5	1,303.5
Net investment income	493.8	515.7	626.2
Net realized gains on investments	30.1	162.2	31.8
Amortization of deferred gains and gains on disposal of businesses	103.9	394.5	13.0
Gain on pension plan curtailment	—	29.6	—
Total revenues	6,415.0	7,531.8	10,325.5
Benefits, losses and expenses:
Policyholder benefits	1,870.6	1,808.5	4,742.5
Selling, underwriting, general and administrative expenses	4,050.4	4,794.1	5,326.7
Interest expense	49.5	57.6	55.1
Loss on extinguishment of debt	—	23.0	—
Total benefits, losses and expenses	5,970.5	6,683.2	10,124.3
Income before (benefit) provision for income taxes	444.5	848.6	201.2
(Benefit) provision for income taxes	(75.1)	283.2	59.6
Net income	$519.6	$565.4	$141.6

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net income decreased $45.8 million, or 8%, to $519.6 million for Twelve Months 2017 from $565.4 million for Twelve Months 2016. The decrease was primarily related to $266.5 million of lower after-tax net gains, including a reduction in amortization of deferred gains and net realized gains on investments associated with the sale of Assurant Employee Benefits. Twelve Months 2017 also included a $90.1 million after-tax increase in reportable catastrophes primarily in Global Housing, as previously mentioned. These items were partially offset by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act, a $51.6 million after-tax improvement in the results of our Health run-off operations, and a $27.1 million tax benefit from the release of a reserve for uncertain tax positions.

Additionally, the decrease was offset by a $25.6 million increase from Global Lifestyle, excluding reportable catastrophes, that was driven by higher contributions from the global connected living and vehicle protection businesses, lower lender placed insurance regulatory expenses and the absence of debt extinguishment expenses incurred in 2016.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net income increased $423.8 million, or 299%, to $565.4 million for Twelve Months 2016 from $141.6 million for Twelve Months 2015. The increase was primarily related to lower losses and exit-related charges from the wind-down of the Assurant Health runoff operations, a $248.0 million after-tax increase in amortization of deferred gains and gains on disposal of businesses and an additional $84.6 million after-tax of net realized gains on investments. The increase in amortization of deferred gains and gains on disposal of businesses and net realized gains on investments both primarily relate to the 2016 sale of the Assurant Employee Benefits segment. These items were partially offset by higher reportable catastrophes and the ongoing declines of lender-placed insurance in our Global Housing segment.

Global Housing

Overview

The table below presents information regarding the Global Housing segment's results of operations:

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Net earned premiums	$1,761.4	$1,829.1	$2,044.7
Fees and other income	413.6	459.7	405.5
Net investment income	75.6	72.7	92.8
Total revenues	2,250.6	2,361.5	2,543.0
Benefits, losses and expenses:
Policyholder benefits	958.4	828.6	788.5
Selling, underwriting, general and administrative expenses	1,147.9	1,251.9	1,290.9
Total benefits, losses and expenses	2,106.3	2,080.5	2,079.4
Segment income before provision for income taxes	144.3	281.0	463.6
Provision for income taxes	46.9	92.4	155.9
Segment net income	$97.4	$188.6	$307.7
Net earned premiums, fees and other:
Lender-placed insurance	$1,224.9	$1,317.2	$1,561.4
Multi-family housing	366.3	320.9	282.7
Mortgage solutions	257.7	329.3	289.5
Manufactured housing and other	326.1	321.4	316.6
Total	$2,175.0	$2,288.8	$2,450.2
Ratios:
Combined ratio for risk-based businesses (1)	99.1%	91.1%	83.4%
Pre-tax income margin for fee-based, capital-light businesses (2)	10.1%	10.8%	11.6%

(1)
The combined ratio for risk-based businesses is equal to total benefits, losses and expenses, divided by net earned premiums and fees and other income for lender-placed insurance including manufactured housing and other insurance businesses.

(2)
The pre-tax margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for multi-family housing and mortgage solutions businesses.

Regulatory Matters

Please see Note 25 to the Consolidated Financial Statements included elsewhere in this Report for a description of Settlement Agreements relating to targeted market conduct examinations regarding the Company's lender-placed insurance products.
Lender-placed insurance products accounted for 56% and 58% of net earned premiums, fees and other income for Twelve Months 2017 and Twelve Months 2016, respectively. The approximate corresponding contributions to the segment net income in these periods were 45% and 56%, respectively. The portion of total segment net income attributable to lender-placed products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline in 2018 as the U.S. housing markets continue to improve.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income

Segment net income decreased $91.2 million, or 48%, to $97.4 million for Twelve Months 2017 from $188.6 million for Twelve Months 2016, primarily due to an $88.1 million after-tax increase in reportable catastrophes, net of reinsurance and including reinstatement and other premiums. Absent the impact of these items, the decrease in net income was due to higher non-catastrophe loss experience and a reduction from our lender placed insurance business due to the ongoing normalization of placement rates. These decreases were partially offset by a reduction of lender placed regulatory expenses, fees and reimbursements from the NFIP for processing flood claims following Hurricane Harvey, and profitable growth from our multifamily housing business.

Total Revenues

Total revenues decreased $110.9 million, or 5%, to $2.25 billion for Twelve Months 2017 from $2.36 billion for Twelve Months 2016. Net earned premiums decreased $67.7 million, or 4%, mainly due to a decline in placement rates in our lender-placed insurance business and $22.4 million of reinstatement and other premiums from the increase in reportable catastrophes, partially offset by growth in multi-family housing. Fees and other income decreased $46.1 million, or 10%, mainly due to a decrease in mortgage solutions fee income driven by lower demand for originations and field services and reduced client volumes.

 Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased to $2.11 billion for Twelve Months 2017 from $2.08 billion for Twelve Months 2016. Total policyholder benefits increased $129.8 million, or 16%, mainly due to a $118.3 million increase in net losses, excluding reinstatement and other premiums, from reportable catastrophes. Reportable catastrophe losses include only individual catastrophic events that generated losses to the Company in excess of $5.0 million, pre-tax and net of reinsurance. There was also an increase in non-catastrophe losses primarily due to the impact of lower premium rates and higher weather losses. Selling, underwriting, general and administrative expenses decreased $104.0 million, or 8%, mainly driven by the reduction in our mortgage solutions business, lower lender placed regulatory expenses and an increased focus on expense management. Also contributing to this decrease were fees and reimbursements from the NFIP for processing flood claims for Hurricane Harvey.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income

Segment net income decreased $119.1 million, or 39%, to $188.6 million for Twelve Months 2016 from $307.7 million for Twelve Months 2015. The decrease was primarily due to an $83.1 million after-tax increase in reportable catastrophes and the ongoing declines of our lender-placed homeowners insurance business, primarily related to reduced placement rates given stability in the U.S. economy, including a decline in real-estate owned business and the previously disclosed loss of client business. This decline was partially offset by savings realized from expense initiatives.

Total Revenues

Total revenues decreased $181.5 million, or 7%, to $2.36 billion for Twelve Months 2016 from $2.54 billion for Twelve Months 2015. Net earned premiums decreased $215.6 million, or 11%, primarily due to declines in lender-placed homeowners insurance net earned premiums due to the expected reduction in placement rates, lower premium rates and the previously disclosed loss of client business. The decrease was partially offset by an increase from the multi-family housing business due to higher volume of renters policies sold through our affinity channels and increased penetration rates across our property management network. Fees and other income increased $54.2 million, or 13%, mainly due to an increase from the mortgage solutions business, including the impact of the July 1, 2016 acquisition of American Title, Inc.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses remained flat at $2.08 billion for Twelve Months 2016 and Twelve Months 2015. Total policyholder benefits increased $40.1 million, or 5%, primarily due to $157.4 million of reportable catastrophe losses for Twelve Months 2016 compared to $29.6 million for Twelve Months 2015, partially offset by favorable non-catastrophe losses due to lower frequency in theft and vandalism claims. Selling, underwriting, general and administrative expenses decreased $39.0 million, or 3%, mainly due to savings from expense initiatives, partially offset by expenses to support growth in mortgage solutions businesses.

Global Lifestyle

Overview

The table below presents information regarding the Global Lifestyle segment's results of operations:

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Net earned premiums	$2,576.5	$2,901.4	$2,955.4
Fees and other income	819.7	804.7	678.6
Net investment income	114.6	113.1	126.9
Total revenues	3,510.8	3,819.2	3,760.9
Benefits, losses and expenses:
Policyholder benefits	700.4	663.8	679.8
Selling, underwriting, general and administrative expenses	2,564.1	2,947.7	2,869.8
Total benefits, losses and expenses	3,264.5	3,611.5	3,549.6
Segment income before provision for income taxes	246.3	207.7	211.3
Provision for income taxes	68.3	53.3	58.3
Segment net income	$178.0	$154.4	$153.0
Net earned premiums, fees and other:
Global connected living (mobile and service contracts)	$2,156.0	$2,570.1	$2,551.0
Global vehicle protection services	782.8	715.8	608.4
Global credit and other	457.4	420.2	474.6
Total	$3,396.2	$3,706.1	$3,634.0
Net earned premiums, fees and other:
Domestic	$2,159.8	$2,561.6	$2,409.3
International	1,236.4	1,144.5	1,224.7
Total	$3,396.2	$3,706.1	$3,634.0
Ratios:
Combined ratio for risk-based businesses (1)	96.2%	95.9%	95.5%
Pre-tax income margin for fee-based, capital-light businesses (2)	5.7%	3.5%	3.6%

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

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income

Segment net income increased $23.6 million, or 15%, to $178.0 million for Twelve Months 2017 from $154.4 million for Twelve Months 2016. The increase was primarily driven by our global connected living business due to higher contributions from extended service contracts from original equipment manufacturer clients and other distribution channels as well as growth in our mobile business, partially offset by lower volume from our domestic repair and logistics business. The increase was also driven by growth in our domestic vehicle protection business. Results for Twelve Months 2017 included $12.5 million in after-tax benefits for client recoverables, for both service contracts and mobile over the course of the year, and $9.6 million of nonrecurring tax benefits. Results for Twelve Months 2016 included $18.0 million in tax benefits related to a redemption of shares in our international markets.

Total Revenues

Total revenues decreased $308.4 million, or 8%, to $3.51 billion for Twelve Months 2017 from $3.82 billion for Twelve Months 2016. Net earned premiums decreased $324.9 million, or 11%, due to a change in program structure in the fourth quarter of 2016 impacting the accounting for revenues from our global connected living business for a previously disclosed large service contract client on a net instead of gross basis. This change has no impact to our earnings. Excluding the program structure change, Twelve Months 2017 net earned premiums increased 7% primarily due to growth from our global connected living business mainly driven by global mobile, as well as growth from international credit and domestic vehicle protection businesses. Fees and other income increased $15.0 million, or 2%, primarily driven by growth in our global connected living business, specifically in our global mobile programs and inclusive of the aforementioned client recoverable, partially offset by lower volume from domestic mobile repair and logistics businesses.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $347.0 million, or 10%, to $3.26 billion for Twelve Months 2017 from $3.61 billion for Twelve Months 2016. The decreases were impacted by the aforementioned change in program structure in the fourth quarter of 2016. Excluding this program structure change, Policyholder benefits increased 11%, primarily driven by growth in our global mobile protection programs, mostly in Europe, in our connected living business and in our international credit insurance business. Excluding the program structure change, selling, underwriting, general and administrative expenses increased 3%, primarily due to growth in our global connected living business, specifically from our international mobile programs, partially offset by lower volumes in our domestic repairs and logistics business. Additionally, the increase was driven by growth in our international credit insurance and domestic vehicle protection businesses.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income

Segment net income increased $1.4 million, or 1%, to $154.4 million for Twelve Months 2016 from $153.0 million for Twelve Months 2015. The increase was primarily due to improved mobile performance globally and $5.1 million of increased net tax benefits related to a redemption of shares in our international structure. These items were mostly offset by the loss of a domestic tablet program, declines in legacy extended service contracts from North American retail clients and the continued runoff of our credit insurance business.

Total Revenues

Total revenues increased $58.3 million, or 2%, to $3.82 billion for Twelve Months 2016 from $3.76 billion for Twelve Months 2015. Net earned premiums decreased $54.0 million, or 2%, primarily due to a large North American retail client, foreign exchange volatility, the loss of a domestic mobile tablet program and the continued runoff of our credit insurance business. Fees and other income increased $126.1 million, or 19%, primarily driven by contributions from global mobile programs and subscribers.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $61.9 million, or 2%, to $3.61 billion for Twelve Months 2016 from $3.55 billion for Twelve Months 2015. Policyholder benefits decreased $16.0 million, or 2%, primarily driven by improved loss experience in our domestic service contract business and results from a North American connected living retail client. This decrease was partially offset by higher loss experience in our global mobile protection programs due in part to expansion of our international mobile business in Asia and Europe. Selling, underwriting, general and administrative expenses increased $77.9 million, or 3%, primarily due to foreign exchange volatility, lower contributions from legacy extended service contracts from North American retailers, the continued runoff of our credit business and the loss of a domestic mobile tablet program. These items were partially offset by increased expenses from growth from our domestic vehicle protection and connected living businesses.

Global Preneed
Overview

The table below presents information regarding the Global Preneed segment's results of operations:

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Net earned premiums	$59.5	$61.7	$60.4
Fees and other income	121.5	109.6	107.1
Net investment income	262.0	259.8	249.8
Total revenues	443.0	431.1	417.3
Benefits, losses and expenses:
Policyholder benefits	259.1	250.4	239.7
Selling, underwriting, general and administrative expenses	124.9	116.9	112.5
Total benefits, losses and expenses	384.0	367.3	352.2
Segment income before provision for income taxes	59.0	63.8	65.1
Provision for income taxes	19.4	21.5	20.9
Segment net income	$39.6	$42.3	$44.2

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income

Segment net income decreased $2.7 million, or 6%, to $39.6 million for Twelve Months 2017 from $42.3 million for Twelve Months 2016. This decrease was primarily due to a $5.0 million after-tax impairment of software in 2017, partially offset by an increase in net investment income and fee income due to growth of the underlying preneed business.

Total Revenues

Total revenues increased $11.9 million, or 3%, to $443.0 million for Twelve Months 2017 from $431.1 million for Twelve Months 2016. This increase was primarily due to growth in preneed business, favorable foreign exchange and higher investment income.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $16.7 million, or 5%, to $384.0 million for Twelve Months 2017 from $367.3 million for Twelve Months 2016. This increase was primarily due to an increase in policyholder benefits due to growth in the preneed business. Additionally, the increase includes a $7.7 million impairment of software that was written off in 2017.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income

Segment net income decreased $1.9 million, or 4%, to $42.3 million for Twelve Months 2016 from $44.2 million for Twelve Months 2015. This decrease was primarily due to an adjustment related to the amortization of deferred acquisition costs and policyholder benefits for an older block of policies, partially offset by higher investment income from real estate joint venture partnerships.

Total Revenues

Total revenues increased $13.8 million, or 3%, to $431.1 million for Twelve Months 2016 from $417.3 million for Twelve Months 2015. This increase was primarily due to increased net investment income as a result of higher invested assets and investment income from real estate joint venture partnerships. Also contributing to the increase was premium from policies written in prior years.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased by $15.1 million, or 4%, to $367.3 million for Twelve Months 2016 from $352.2 million for Twelve Months 2015. This increase was primarily due to an adjustment related to the amortization of deferred acquisition costs and policyholder benefits for an older block of policies and higher expenses related to certain technology.

Assurant Employee Benefits

Overview

The table below presents information regarding the Assurant Employee Benefits segment's results of operations, through the sale date of March 1, 2016:

	For the Years Ended December 31,
	2016	2015
Revenues:
Net earned premiums	$178.0	$1,066.8
Fees and other income	4.2	25.0
Net investment income	17.3	111.0
Total revenues	199.5	1,202.8
Benefits, losses and expenses:
Policyholder benefits	118.4	730.2
Selling, underwriting, general and administrative expenses	67.3	398.8
Total benefits, losses and expenses	185.7	1,129.0
Segment income before provision for income taxes	13.8	73.8
Provision for income taxes	5.3	26.5
Segment net income	$8.5	$47.3

On March 1, 2016, the Company sold its Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, the wholly owned subsidiary of Sun Life Financial, Inc. For more information on the sale see Note 4 to the Consolidated Financial Statements, included elsewhere in this Report.

The amounts included in Twelve Months 2016 primarily represent January and February 2016 results of operations, the period prior to the sale. All amounts related to the net gain on the sale are included in the Total Corporate and Other segment, discussed later. Since this business has been sold and is no longer part of our ongoing operations, a discussion of results for the periods presented has been excluded.

Total Corporate and Other

The table below presents information regarding the Total Corporate and Other segment’s results of operations:

	For the Years Ended December 31,
	2017			2016			2015
	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other	Corporate & Other	Health	Total Corporate & Other
Revenues:
Net earned premiums	$—	$6.7	$6.7	$—	$37.1	$37.1	$—	$2,223.7	$2,223.7
Fees and other income	24.8	3.5	28.3	24.5	19.8	44.3	32.7	54.6	87.3
Net investment income	35.1	6.5	41.6	44.0	8.8	52.8	21.2	24.5	45.7
Net realized gains on investments (1)	30.1	—	30.1	162.2	—	162.2	31.8	—	31.8
Amortization of deferred gains on disposal of businesses	103.9	—	103.9	394.5	—	394.5	13.0	—	13.0
Gain on pension plan curtailment	—	—	—	29.6	—	29.6	—	—	—
Total revenues	193.9	16.7	210.6	654.8	65.7	720.5	98.7	2,302.8	2,401.5
Benefits, losses and expenses:
Policyholder benefits	—	(47.3)	(47.3)	—	(52.7)	(52.7)	3.1	2,301.2	2,304.3
Selling, underwriting, general and administrative expenses (2)	165.5	48.0	213.5	244.6	165.7	410.3	127.3	527.4	654.7
Interest expense	49.5	—	49.5	57.6	—	57.6	55.1	—	55.1
Loss on extinguishment of debt	—	—	—	23.0	—	23.0	—	—	—
Total benefits, losses and expenses	215.0	0.7	215.7	325.2	113.0	438.2	185.5	2,828.6	3,014.1
Segment (loss) income before (benefit) provision for income taxes	(21.1)	16.0	(5.1)	329.6	(47.3)	282.3	(86.8)	(525.8)	(612.6)
(Benefit) provision for income taxes	(215.1)	5.4	(209.7)	117.0	(6.3)	110.7	(44.1)	(157.9)	(202.0)
Segment net income (loss)	$194.0	$10.6	$204.6	$212.6	$(41.0)	$171.6	$(42.7)	$(367.9)	$(410.6)

(1)	Net realized gains on investments for Corporate & Other in 2016 includes $146.7 million of gains included in overall net gain from the sale of Assurant Employee Benefits.

(2)
Selling, underwriting, general and administrative expenses for Corporate & other in 2016 includes $26.6 million of loss on the retroactive component that was included within the net gain from the sale of Assurant Employee Benefits.

Corporate & Other

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income (Loss)

Corporate & Other net income decreased $18.6 million or 9%, to $194.0 million for Twelve Months 2017 compared with $212.6 million for Twelve Months 2016. The decrease was primarily related to $266.5 million of lower after-tax net gains associated with the sale of Assurant Employee Benefits, including a reduction in amortization of deferred gains and lower net realized gains on investments associated with the transaction. This decrease was partially offset by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act, a $27.1 million tax benefit from the release of a reserve for uncertain tax positions, and $15.0 million after-tax loss on extinguishment of debt recorded in 2016. Additionally, the decrease was offset by the absence of a $10.8 million after-tax intangible asset impairment charge recorded in 2016. The $177.0 million benefit was related to the re-measurement of the total deferred tax assets and liabilities of the Company, including those that are allocated to the other reportable segments. This presentation is consistent with how management views the adjustment related to this item.

Total Revenues

Total revenues decreased $460.9 million or 70%, to $193.9 million for Twelve Months 2017 compared with $654.8 million for Twelve Months 2016. The decrease in revenues was mainly due to $437.3 million of lower after-tax net gains associated with the sale of Assurant Employee Benefits, including a reduction in amortization of deferred gains and lower net realized gains on investments associated with the transaction. Also, Twelve Months 2016 included a $29.6 million curtailment gain associated with our pension plan freeze.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $110.2 million or 34%, to $215.0 million in Twelve Months 2017 compared with $325.2 million in Twelve Months 2016. This decrease was primarily driven by activity from 2016, including a $26.6 million loss on the retroactive reinsurance component related to the sale of our Assurant Employee Benefits segment, a $23.0 million loss on extinguishment of debt, a $16.7 million intangible asset impairment charge related to trade names no longer used or defended by the Company and overall higher residual expenses related to the sale of Assurant Employee Benefits. Additionally, expenses in 2017 were significantly lower than 2016 due to the ongoing expense management initiatives. These decreases were partially offset by $12.5 million of integration and transaction related expenses associated with The Warranty Group acquisition.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income (Loss)

Results improved $255.3 million to net income of $212.6 million for Twelve Months 2016 compared with a net loss of $42.7 million for Twelve Months 2015. The improvement was primarily due to an additional $248.0 million after-tax in amortization of deferred gains and gains on disposal of businesses and an $84.6 million after-tax increase in net realized gains on investments, both related to the transfer of assets and other items associated with the sale of Assurant Employee Benefits segment. Partially offsetting these items were the initial $17.3 million after-tax loss on the retroactive reinsurance component related to the sale of our Assurant Employee Benefits segment, a $14.9 million after-tax post-close expense related to a previous disposition, a $10.8 million after-tax intangible asset impairment charge and a $15.0 million after-tax loss on extinguishment of debt.

Total Revenues

Total revenues increased $556.1 million or 563%, to $654.8 million for Twelve Months 2016 compared with $98.7 million for Twelve Months 2015. The increase in revenues was mainly due to an increase of $381.5 million in amortization of deferred gains and gains on disposal of business and an increase of $130.4 million in net realized gains on investments, both related to the sale of our Assurant Employee Benefits segment. In addition, Twelve Months 2016 included a $29.6 million one-time curtailment gain associated with our pension plan freeze.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $139.7 million or 75%, to $325.2 million in Twelve Months 2016 compared with $185.5 million in Twelve Months 2015. This increase was primarily attributable to the initial $26.6 million loss on the retroactive reinsurance component related to the sale of our Assurant Employee Benefits segment, $23.0 million post-close contractual indemnification expense related to a previous disposition and a $16.7 million intangible asset impairment charge. In addition, Twelve Months 2016 included a $23.0 million loss on extinguishment of debt as a result of our December 2016 cash tender offer for $100.0 million of our 6.75% Senior Notes.
Assurant Health

Assurant began to wind down its major medical operations in late 2015, and the Company substantially completed its exit of the health insurance market in 2016.

The Affordable Care Act
 The Affordable Care Act introduced new and significant premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor. As of December 31, 2017, we have no net reinsurance recoverables related to these programs. During Twelve Months 2017, we collected $33.0 million under the 2015 reinsurance program. During Twelve Months 2017, we collected $4.7 million under the 2014 and 2015 risk adjustment programs. Finally, we have not recorded a net receivable under the risk corridor programs because payments from the U.S. Department of Health and Human Services are considered unlikely.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income
Segment net income was $10.6 million for Twelve Months 2017 compared to a net loss of $41.0 million for Twelve Months 2016. The change in results was primarily due to lower expenses and favorable claims development as we continue to run off the business.

Total Revenues

Total revenues were $16.7 million for Twelve Months 2017 compared to $65.7 million for Twelve Months 2016. The decrease was primarily due to our exit of the health insurance market.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses were $0.7 million for Twelve Months 2017 compared to $113.0 million for Twelve Months 2016. The decrease was primarily related to lower expenses due to the substantial completion of the runoff of the business in 2017.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Loss

Segment net loss decreased to a net loss of $41.0 million for Twelve Months 2016 from a net loss of $367.9 million for Twelve Months 2015. The decrease was primarily attributable to the establishment of a premium deficiency reserve and exit related costs in Twelve Months 2015 due to the aforementioned decision to put the segment into run off.

Total Revenues

Total revenues decreased to $65.7 million for Twelve Months 2016 from $2.30 billion for Twelve Months 2015 due to the exit of the health insurance market.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased to $113.0 million for Twelve Months 2016 from $2.83 billion for Twelve Months 2015. Policyholder benefits decreased due to the reduction of in-force policies as a result of the exit from the health insurance market, including all of the individual Affordable Care Act medical policies which were terminated at the end of 2015. Selling, underwriting, general and administrative expenses decreased due to reduced commission expense resulting from the discontinuance of sales and decreased general expenses as we run off the business. This decrease was partially offset by an increase in guaranty fund assessment expenses.

Investments
The Company had total investments of $11.55 billion and $11.48 billion as of December 31, 2017 and 2016, respectively. Net unrealized gains on the Company's fixed maturity portfolio increased $204.8 million during 2017, from $701.3 million at December 31, 2016 to $906.1 million at December 31, 2017. This increase was mainly due to a decrease in Treasury yields and by a tightening in credit spreads. For more information on the Company's investments see Note 5 to the Consolidated Financial Statements included elsewhere in this Report.

The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	December 31, 2017		December 31, 2016
Aaa / Aa / A	$6,155.4	63.7%	$6,000.7	62.7%
Baa	2,982.5	30.9%	2,903.8	30.3%
Ba	400.8	4.1%	435.2	4.6%
B and lower	123.9	1.3%	232.4	2.4%
Total	$9,662.6	100.0%	$9,572.1	100.0%

Major categories of net investment income were as follows:

	Years Ended December 31,
	2017	2016	2015
Fixed maturity securities	$411.8	$419.3	$486.2
Equity securities	22.8	25.1	29.9
Commercial mortgage loans on real estate	31.5	41.7	72.7
Short-term investments	7.2	5.5	2.0
Other investments	25.2	24.3	40.3
Cash and cash equivalents	15.8	17.5	18.4
Revenue from consolidated investment entities	$9.8	$—	$—
Total investment income	524.1	533.4	649.5
Investment expenses	(21.9)	(17.7)	(23.3)
Expenses from consolidated investment entities	(8.4)	—	—
Net investment income	493.8	515.7	626.2

Net investment income decreased $21.9 million, or 4%, to $493.8 million for Twelve Months 2017 from $515.7 million for Twelve Months 2016. The decrease is primarily attributable to lower invested assets, lower investment yields and a $0.9 million decrease in investment income from real estate joint venture partnerships.
Net investment income decreased $110.5 million, or 18%, to $515.7 million for Twelve Months 2016 from $626.2 million for Twelve Months 2015. The decrease is primarily attributable to lower investment yields, lower invested assets and a $7.9 million decrease in investment income from real estate joint venture partnerships.
As of December 31, 2017, the Company owned $66.9 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $59.4 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on the Company's investments, please see Notes 5 and 7 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments from our insurance subsidiaries will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A – Risk Factors – Risks Related to the Company – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In 2017, the following actions were taken by the rating agencies:
A.M. Best

•	Withdrew the ratings of John Alden Life Insurance Company and Time Insurance Company (Assurant Health legal entities).

•	Ratings of all other rated entities were affirmed with a stable outlook.
Moody's Investor Services ("Moody's")

•	In connection with the pending TWG transaction, placed senior debt rating of Assurant, Inc. and financial strength ratings of rated entities on review for downgrade.
Standard and Poor’s (“S&P”)

•	In connection with the pending TWG transaction, placed the long-term issuer credit rating of Assurant, Inc. on CreditWatch Negative.

•	Affirmed the short-term issuer credit rating.

•	Financial strength ratings of rated entities were affirmed with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business” and “Item 1A – Risk Factors – Risks Related to the Company – A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.”
For 2018, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $300.0 million.
Liquidity
As of December 31, 2017, we had approximately $540.0 million in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $649.3 million, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250.0 million of the $540.0 million of holding company capital is intended to serve as a buffer against remote risks (such as large-scale catastrophe losses). Dividends or returns of capital paid by our insurance and non-insurance subsidiaries, net of infusions and excluding amounts used for acquisitions, were approximately $374.0 million for the year ended December 31, 2017, which included approximately $145.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits and approximately $229.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments. For the years ended December 31, 2016 and 2015, dividends, net of infusions and excluding amounts used or set aside for acquisitions, made to the holding company from its operating companies were $1.65 billion (including approximately $894.0 million of dividends from statutory insurance subsidiaries that received cash proceeds related to the sale of Assurant Employee Benefits) and $174.6 million, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our businesses to support growth in targeted areas, and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During 2017, 2016 and 2015 we made share repurchases and paid dividends to our stockholders of $508.5 million, $994.8 million and $378.9 million, respectively. We expect 2018 operating segment dividends from Global Housing, Global Lifestyle and Global Preneed to be at least segment net income, subject to the growth of the business, rating agency and regulatory capital requirements.
In connection with the pending acquisition of TWG Holdings, the equityholders of TWG Holdings will receive consideration of 10,400,000 shares of Assurant common stock and cash. The cash consideration is subject to a collar mechanism based on the change between Assurant’s 10-day volume-weighted average stock price at the time of closing (the “closing price”) and $95.4762, the reference price as set forth in the A&R Merger Agreement. Pursuant to the collar mechanism, the cash consideration may increase or decrease by the value of the difference between the closing price and the reference price if the percentage change is no more than 10% (in either direction). There is no further adjustment to the cash consideration if the percentage change between the two prices is within 10% - 20% (in either direction). In the event that the percentage change is greater than 20% (in either direction), the disadvantaged party may terminate the agreement unless the other party elects to cure by adjusting the consideration to be received by the TWG Holdings equityholders. Assuming an increase or decrease with respect to the reference price of not more than 10%, the total cash consideration would range from approximately $800.0 million to $1.00 billion, depending on Assurant’s stock price at closing. The Company currently expects to finance the cash consideration and repayment of $591.3 million of TWG's existing debt through a combination of external financing and available cash at the holding company at the time of close.
On January 24, 2018, the Company entered into an amended and restated commitment letter with Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), JP Morgan Chase Bank, N.A. ("JP Morgan"), Wells Fargo, N.A. ("Wells Fargo"), U.S. Bank National Association, KeyBank National Association and Bank of Montreal (collectively, the "lenders") to modify the commitment letter dated as of October 17, 2017 pursuant to which the lenders have committed to provide to the Company, subject to the terms and conditions set forth therein, the full amount of a 364-day $1.50 billion senior unsecured bridge loan facility ("Bridge Loan Facility"). The amended and restated commitment letter replaces the interim commitment letter provided by Morgan Stanley, JP Morgan Chase and Wells Fargo on January 8, 2018. Subject to certain conditions, the Company may use the proceeds of the facility to finance the pending TWG transaction.
On December 15, 2017, the Company entered into a term loan agreement with a syndicate of banks arranged by JP Morgan, Morgan Stanley and Wells Fargo to establish a $350.0 million 364-day senior unsecured term loan credit facility (the “Term Loan Facility”). The Company may, subject to certain conditions, use the proceeds of the facility to finance the pending TWG transaction or to redeem $350.0 million of the Company's existing 2013 Senior Notes due March 2018. The agreement was amended and restated on January 29, 2018. The terms were modified to give effect to the amended and restated merger agreement but otherwise did not materially affect the rights or obligations of the Company and its subsidiaries thereunder.
On December 15, 2017, the Company entered into a five-year senior unsecured $450.0 million revolving credit agreement (the “2017 Credit Facility”) with a syndicate of banks arranged by JP Morgan and Wells Fargo. The 2017 Credit Facility replaces the Company’s prior five-year $400.0 million revolving credit facility (“2014 Credit Facility”), entered into on September 16, 2014. The 2014 Credit Facility was scheduled to expire in September 2019, but was terminated upon the effectiveness of the 2017 Credit Facility. The 2017 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $450.0 million and is available until December 2022, provided the Company is in compliance with all covenants. The 2017 Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2017 Credit Facility up to $575.0 million, subject to certain conditions. No bank is obligated to provide commitments above their share of the $450.0 million facility. The agreement was amended and restated on January 29, 2018. The terms were modified to give effect to the amended and restated merger agreement but otherwise did not materially affect the rights or obligations of the Company and its subsidiaries thereunder.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, on January 22, 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
On January 19, 2018, our Board of Directors declared a quarterly dividend of $0.56 per common share payable on March 19, 2018 to stockholders of record as of February 26, 2018. We paid dividends of $0.56 per common share on December 18, 2017 to stockholders of record as of November 27, 2017. This represents a 6% increase above the quarterly dividend of $0.53 per common share paid on September 19, 2017 to stockholders of record as of August 28, 2017, $0.53 per common share paid on June 20, 2017 to stockholders of record as of May 30, 2017, and $0.53 per common share paid on March 20, 2017 to stockholders of record as of February 27, 2017. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors our Board of Directors deems relevant.
 On November 14, 2016, our Board of Directors authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock. During the year ended December 31, 2017, we repurchased 3,933,209 shares of our outstanding common stock at a cost of $389.5 million, exclusive of commissions. As of December 31, 2017, $293.4 million remained under the total repurchase authorization (considering the November 2016 and previous authorizations). The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
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
As of January 1, 2014, the Assurant Pension Plan and Executive Pension Plans are no longer offered to new hires. Subsequently, effective January 1, 2016, the Assurant Pension Plan was amended and split into two separate plans (Plan No. 1 and Plan No. 2). Plan No. 1 generally covers all eligible employees (including the active population as of January 1, 2016, the remainder of the terminated vested population and all Puerto Rico participants). Plan No. 2 included a subset of the terminated vested population and the total in-payment population as of January 1, 2016. Assets for both plans remain in the Assurant, Inc.

Pension Plan Trust; however, separate accounting entities were maintained for Plan No. 1 and Plan No. 2. Effective December 31, 2017, Plan No. 1 and Plan No. 2 were merged back together into the Assurant Pension Plan.
Effective March 1, 2016, the Assurant Pension Plan and various non-qualified pension plans (including an Executive Pension Plan) were frozen. No additional benefits will be earned after February 29, 2016.
During 2017, there were no contributions to the Assurant Pension Plan. Due to the Plan's current overfunded status, no contributions are expected to the Assurant Pension Plan over the course of 2018. See Note 22 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Commercial Paper Program
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $450.0 million senior revolving credit facility, of which $441.0 million was available at December 31, 2017, due to $9.0 million of outstanding letters of credit related to this program.
We did not use the commercial paper program during the twelve months ended December 31, 2017 and 2016 and there were no amounts relating to the commercial paper program outstanding at December 31, 2017 and December 31, 2016. The Company made no borrowings using the 2017 Credit Facility and no loans were outstanding at December 31, 2017.
Covenants
The 2017 Credit Facility and Term Loan Facility contain restrictive covenants, all of which were met as of December 31, 2017. These covenants include (but are not limited to):

(i)
Maintenance of a maximum debt to total capitalization ratio on the last day of any fiscal quarter of not greater than 35%, subject to certain exceptions as set forth in the underlying credit agreements, and

(ii)
Maintenance of a consolidated adjusted net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation the “Minimum Amount” is an amount equal to the sum of (a) the base amount $2.72 billion plus (b) 25% of consolidated net income for each fiscal quarter (if positive) ending after September 30, 2017, plus (c) 25% of the net proceeds received by the Company from any capital contribution to, or issuance of any Capital Stock or Hybrid Securities received after September 30, 2017.

At December 31, 2017, our ratio of debt to total capitalization as calculated under the covenant was 21%, the consolidated Minimum Amount described in clause (ii) above was $2.80 billion and our actual consolidated adjusted net worth as calculated under the covenant was $4.04 billion.
In the event of the breach of certain covenants all obligations under the 2017 Credit Facility and Term Loan Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Senior Notes
In March 2013, we issued two series of senior notes with an aggregate principal amount of $700.0 million (the “2013 Senior Notes”). The first series is $350.0 million in principal amount, bears interest at 2.50% per year and is payable in a single installment in March 2018. The second series is $350.0 million in principal amount, bears interest at 4.00% per year and is payable in a single installment in March 2023.
Interest on our 2013 Senior Notes is payable semi-annually in March and September of each year. The interest expense incurred related to the 2013 Senior Notes was $23.8 million for the years ended December 31, 2017 and 2016, and $23.0 million for the year ended December 31, 2015. There was $6.6 million of accrued interest at both December 31, 2017 and 2016. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture.
In addition, we have senior notes outstanding in an aggregate principal amount of $375.0 million (the “2004 Senior Notes”). The 2004 Senior Notes bear interest at 6.75% per year and are due in February 2034.
In December 2016, the Company completed a cash tender offer and purchased $100.0 million aggregate principal amount of the outstanding 2004 Senior Notes due 2034, resulting in a $23.0 million loss on extinguishment of debt, for the year ended December 31, 2016.
Interest on the 2004 Senior Notes is payable semi-annually in February and August of each year. The interest expense incurred related to the 2004 Senior Notes (which included another series of $500.0 million principal 5.63% notes that were repaid in February 2014) was $25.7 million, $32.1 million and $32.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. There was $9.5 million of accrued interest at both December 31, 2017 and 2016. The 2004 Senior Notes are unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The 2004 Senior Notes are not redeemable prior to maturity.
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
The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities (1)	$532.7	$98.4	$167.8
Investing activities	(541.2)	725.6	264.3
Financing activities	(26.7)	(1,080.3)	(462.4)
Net change in cash	$(35.2)	$(256.3)	$(30.3)

(1)	Includes effect of exchange rates changes and the reclassification of assets held for sale on cash and cash equivalents.

Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Operating Activities:
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
Net cash provided by operating activities was $532.7 million and $98.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in cash provided by operating activities was primarily due to prior year activity as Assurant Health was paying significant claims without a corresponding collection of premiums while in run-off. Also contributing to the increase is the timing of payments in the normal course of business. These items were partially offset by changes in the premium stabilization program receivables related to Assurant Health and an $85.0 million payment in 2017 related to the lender-placed market conduct examination Settlement Agreements. Please see Note 25 - Commitments and Contingencies, to the Consolidated Financial Statements for additional information.
Net cash provided by operating activities was $98.4 million and $167.8 million for the years ended December 31, 2016 and 2015, respectively. The decrease in cash provided by operating activities was primarily due to Assurant Health paying claims without a corresponding collection of premiums since this business is now in runoff and the timing of other payments in the normal course of business. These items were partially offset by changes in the premium stabilization program receivables related to Assurant Health and an increase of our fee business in Global Lifestyle and Global Housing.
Investing Activities:
Net cash (used in) provided by investing activities was $(541.2) million and $725.6 million for the years ended December 31, 2017 and 2016, respectively. The change in investing activities is primarily due to the sale of Assurant Employee Benefits in 2016, mainly through reinsurance transactions, to Sun Life. Also contributing to the decrease was the 2017 acquisition of Green Tree Insurance Agency, Inc., the sale of commercial mortgage loans on real estate in 2016, change in our short-term investments and the purchase of invested assets related to the consolidated investment entities (the "CIEs"). See Note 6 - Variable Interest Entities, to the Consolidated Financial Statements for additional information. These are partially offset by a decrease in the purchases of fixed maturity securities and equity securities.
Net cash provided by investing activities was $725.6 million and $264.3 million for the years ended December 31, 2016 and 2015, respectively. The change in investing activities is primarily due to the sale of Assurant Employee Benefits segment, mainly through reinsurance transactions, to Sun Life, higher sales of fixed maturity securities, change in short term investments and an increase in sales of commercial mortgage loans. For more information on the sale of commercial mortgage loans See

Note 6 - Variable Interest Entities, to the Consolidated Financial Statements contained elsewhere in this Report. These increases are partially offset by an increase of purchases of fixed maturity securities.
Financing Activities:
Net cash used in financing activities was $26.7 million and $1.08 billion for the years ended December 31, 2017 and 2016, respectively. The change in cash used in financing activities was primarily due to a decrease in the repurchase of our outstanding common stock in 2017, partially offset by a net increase in cash provided by our CIEs. See Note 6 - Variable Interest Entities to the Consolidated Financial Statements for additional information.
 Net cash used in financing activities was $1.08 billion and $462.4 million for the years ended December 31, 2016 and 2015, respectively. The change in cash used in financing activities was primarily due to an increase in the repurchase of our outstanding common stock in 2016.

The table below shows our cash outflows for taxes, interest and common stock dividends for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Income taxes paid	$18.8	$226.1	$80.1
Interest paid on debt	48.1	56.2	54.8
Common stock dividends	119.0	125.3	94.2
Total	$185.9	$407.6	$229.1

Commitments and Contingencies
We have obligations and commitments to third parties as a result of our operations. These obligations and commitments, as of December 31, 2017, are detailed in the table below by maturity date as of the dates indicated:

	As of December 31, 2017
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations :
Insurance liabilities (1)	$8,848.6	$1,510.7	$814.9	$710.5	$5,812.5
Debt and related interest	1,574.0	393.7	78.6	78.6	1,023.1
Operating leases	69.2	21.6	29.5	15.0	3.1
Pension obligations and postretirement benefit	564.5	55.3	114.5	107.1	287.6
Purchase agreements	13.5	4.5	9.0	—	—
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	6.1	6.1	—	—	—
Capital contributions to consolidated VIEs	20.0	20.0	—	—	—
Capital contributions to non-consolidated VIEs	19.5	19.5	—	—	—
Liability for unrecognized tax benefit	6.8	—	1.8	—	5.0
Total obligations and commitments	$11,122.2	$2,031.4	$1,048.3	$911.2	$7,131.3

(1)
Insurance liabilities reflect estimated cash payments to be made to policyholders excluding fully reinsured runoff operations whose inclusion would be potentially distortive. The total gross reserve excluded is $6.65 billion which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 15.

Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements. These letters of credit are supported by commitments with financial institutions. We had $18.1 million and $17.2 million of letters of credit outstanding as of December 31, 2017 and 2016, respectively.
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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2017

	-100	-50	0	50	100
Total market value	$10,477.8	$10,058.5	$9,662.6	$9,287.9	$8,934.1
% Change in market value from base case	8.44%	4.10%	—%	(3.88)%	(7.54)%
$ Change in market value from base case	$815.2	$395.9	$—	$(374.7)	$(728.5)

As of December 31, 2016

	-100	-50	0	50	100
Total market value	$10,324.7	$9,939.9	$9,572.1	$9,222.9	$8,892.2
% Change in market value from base case	7.86%	3.84%	—%	(3.65)%	(7.10)%
$ Change in market value from base case	$752.6	$367.8	$—	$(349.2)	$(679.9)

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
The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
As of December 31, 2017
	-100	-50	0	50	100
Portfolio yield*	4.50%	4.58%	4.67%	4.76%	4.84%
Basis point change in portfolio yield	(0.17)%	(0.09)%	—%	0.09%	0.17%

As of December 31, 2016
	-100	-50	0	50	100
Portfolio yield*	4.40%	4.48%	4.57%	4.66%	4.74%
Basis point change in portfolio yield	(0.17)%	(0.09)%	—%	0.09%	0.17%
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
The following table presents our fixed maturity investment portfolio by ratings of the nationally recognized securities rating organizations as of the dates indicated:

	December 31, 2017		December 31, 2016
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$6,155.4	64%	$6,000.7	63%
Baa	2,982.5	31%	2,903.8	30%
Ba	400.8	4%	435.2	5%
B and lower	123.9	1%	232.4	2%
Total	$9,662.6	100%	$9,572.1	100%

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
We had $9.79 billion and $9.08 billion of reinsurance recoverables as of December 31, 2017 and 2016, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $889.8 million, as of December 31, 2017 and $1.08 billion as of December 31, 2016, relating to a coinsurance agreement with Sun Life, and reserves of $1.01 billion and $4.19 billion as of December 31, 2017 and $1.03 billion and $4.18 billion as of December 31, 2016, relating to coinsurance arrangements with The Hartford and John Hancock (a subsidiary of Manulife Financial Corporation), respectively, related to sales of businesses are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, Sun Life, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of Sun Life, John Hancock and The Hartford, whose A.M. Best ratings are currently A+, A+ and B++, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life and John Hancock. The A.M. Best financial strength ratings of The Hartford are currently under review with developing implications. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. See “Item 1A – Risk Factors – Risks Related to the Company – Reinsurance may not be available or adequate to protect us against losses, and we are subject to the credit risk of reinsurers” and “– Through reinsurance, we have sold businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.” A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.
Inflation Risk
Inflation risk arises as we invest in assets, which are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 4% and 5% of Assurant preneed insurance policies, with reserves of $229.9 million and $240.2 million as of December 31, 2017 and 2016, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “– Derivatives.”
In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 3% and 2% of our total invested assets at December 31, 2017 and 2016, respectively.
Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have entered into forward contracts to hedge certain exposures denominated in the Euro and British pound.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1.80 billion and $1.56 billion of the total as of December 31, 2017 and 2016, respectively, on our entire fixed maturity portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities Assets
As of December 31, 2017

Foreign exchange spot rate at December 31, 2017, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$9,482.2	$9,572.4	$9,662.6	$9,752.8	$9,843.0
% change of market value from base case	(1.87)%	(0.93)%	—%	0.93%	1.87%
$ change of market value from base case	$(180.4)	$(90.2)	$—	$90.2	$180.4

As of December 31, 2016

Foreign exchange spot rate at December 31, 2016, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$9,415.8	$9,493.9	$9,572.1	$9,650.3	$9,728.4
% change of market value from base case	(1.63)%	(0.82)%	—%	0.82%	1.63%
$ change of market value from base case	$(156.3)	$(78.2)	$—	$78.2	$156.3

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, please see “Item 1A – Risk Factors-Risks Related to the Company.” Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations. The following tables summarize the results of this analysis on our reported net income as of the dates indicated:

Foreign Exchange Movement Analysis of Net Income
As of December 31, 2017
Foreign exchange daily average rate for the year ended December 31, 2017, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$517.0	$518.3	$519.6	$520.9	$522.2
% change of net income from base case	(0.50)%	(0.25)%	—%	0.25%	0.50%
$ change of net income from base case	$(2.6)	$(1.3)	$—	$1.3	$2.6

As of December 31, 2016
Foreign exchange daily average rate for the year ended December 31, 2016, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$563.4	$564.4	$565.4	$566.4	$567.4
% change of net income from base case	(0.35)%	(0.18)%	—%	0.18%	0.35%
$ change of net income from base case	$(2.0)	$(1.0)	$—	$1.0	$2.0

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed its internal control over financial reporting as of December 31, 2017 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or 15d-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers in our upcoming 2018 Proxy Statement (“2018 Proxy Statement”) under the caption “Executive Officers” is incorporated herein by reference. The information regarding directors in the 2018 Proxy Statement, under the caption "Proposal One-Election of Directors,” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2018 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2018 Proxy Statement under the captions “Corporate Governance-Nominating and Corporate Governance Committee” and “Corporate Governance-Audit Committee” is incorporated herein by reference. The information regarding the Company’s Code of Ethics in the 2018 Proxy Statement, under the caption "Corporate Governance-Code of Ethics".
Item 11. Executive Compensation
The information in the 2018 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Officer Compensation” and “Director Compensation” is incorporated herein by reference. The information in the 2018 Proxy Statement regarding the Compensation Committee under the captions “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in “Corporate Governance” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Director Independence” in “Corporate Governance” is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information in the 2018 Proxy Statement under the caption “Fees of Principal Accountants” in “Audit Committee Matters” is incorporated herein by reference.

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
2.1
Master Transaction Agreement, dated as of September 9, 2015, by and between Assurant, Inc. and Sun Life Assurance Company of Canada (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed on September 10, 2015).

2.2
Amended and Restated Agreement and Plan of Merger, dated as of January 8, 2018, by and among Assurant, Inc., TWG Holdings Limited, TWG Re, Ltd., Arbor Merger Sub, Inc. and Spartan Merger Sub, Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K, originally filed on January 9, 2018).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017).
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

4.5	Form of Stockholder Rights Agreement. (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, originally filed on January 9, 2018).
4.6	Form of Registration Rights Agreement. (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, originally filed on January 9, 2018).
10.1
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2016 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrants Form 10-K, originally filed on February 20, 2013). *

10.3
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrants Form 10-K, originally filed on February 20, 2013). *

10.4
Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.5
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 16, 2009). *

10.6
Form of Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated May 10, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.7
Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated July 18, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.8
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.9
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.10
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.11
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan for the Management Committee, effective March 10, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.12
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, under the Assurant Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Form S-8, originally filed on May 12, 2017). *

10.13	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on May 12, 2017). *
10.14
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.15	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.16
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.17
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant's Form 10-K, originally filed on February 19, 2014). *

10.18	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.19
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.20
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011). *

10.21
Amendment No. 3 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.22
Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.23
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.24
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.25
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 19, 2014). *

10.26
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.27	Assurant Executive 401(k) Plan, Amended and Restated Effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on April 29, 2014). *
10.28
Amendment No.1 to the Assurant Executive 401(k) Plan, Amended and Restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant's Form 10-K, originally filed on February 14, 2016). *

10.29	Amendment No. 2 to the Assurant Executive 401(k) Plan, Amended and Restated, effective as of January 1, 2017. *
10.30
Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.31
Form of Assurant, Inc. Change of Control Employment Agreement, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.32
Form of Assurant, Inc. Change of Control Employment Agreement for Divisional Officers, dated as of January 1, 2009 (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.33
Form of Amendment to Assurant, Inc. Change of Control Employment Agreement, effective as of February 1, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on February 1, 2010). *

10.34	Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *
10.35	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.36
Amended and Restated Credit Agreement dated as of December 15, 2017 among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on December 21, 2017).

10.37
Term Loan Agreement dated as of December 15, 2017 among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as co-syndication agents. (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, originally filed on December 21, 2017).

10.38
Amended and Restated Commitment Letter dated as of January 24, 2018 among Assurant, Inc., Morgan Stanley Senior Funding, Inc., Morgan Stanley Bank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, U.S. Bank National Association, Bank of Montreal and KeyBank National Association. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on January 30, 2018).

10.39
Amendment No. 1 to Amended and Restated Credit Agreement dated as of January 29, 2018 among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, originally filed on January 30, 2018).

10.40
Amendment No. 1 to Term Loan Agreement dated as of January 29, 2018 among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K, originally filed on January 30, 2018).

10.41
Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 23, 2011). *

10.42
Employment Letter Agreement, dated March 8, 2016, by and between Assurant, Inc. and Ajay Waghray (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q, originally filed on August 2, 2016). *

10.43
Employment Letter Agreement, dated April 26, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q, originally filed on August 2, 2016). *

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges as of December 31, 2017.
12.2	Computation of Other Ratios as of December 31, 2017.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plans

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2018.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 14, 2018.

Signature	Title
/S/ ALAN B. COLBERG	President, Chief Executive Officer and Director (Principal Executive Officer)
Alan B. Colberg

/S/ RICHARD S. DZIADZIO	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Richard S. Dziadzio

/S/ DANIEL A. PACICCO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Daniel A. Pacicco

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Howard L. Carver

*	Director
Juan N. Cento

*	Director
Elyse Douglas

*	Director
Harriet Edelman

*	Director
Lawrence V. Jackson

*	Director
Charles J. Koch

*	Director
Jean-Paul L. Montupet

*	Director
Debra J. Perry

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
 New York, New York
February 14, 2018

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2017 and 2016

	December 31,
	2017	2016
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $8,756.5 in 2017 and $8,870.8 in 2016)	$9,662.6	$9,572.1
Equity securities available for sale, at fair value (cost – $316.3 in 2017 and $381.8 in 2016)	368.0	421.4
Commercial mortgage loans on real estate, at amortized cost	670.2	624.0
Short-term investments	284.1	227.7
Other investments	568.6	633.8
Total investments	11,553.5	11,479.0
Cash and cash equivalents	996.8	1,032.0
Premiums and accounts receivable, net	1,237.3	1,218.0
Reinsurance recoverables	9,790.2	9,083.2
Accrued investment income	105.4	110.1
Deferred acquisition costs	3,484.5	3,267.4
Property and equipment, at cost less accumulated depreciation	347.6	343.6
Tax receivable	126.3	20.5
Goodwill	917.7	830.9
Value of business acquired	24.4	32.1
Other intangible assets, net	288.6	240.3
Other assets	387.1	359.7
Assets held in separate accounts	1,837.1	1,692.3
Assets of consolidated investment entities (1)	746.5	—
Total assets	$31,843.0	$29,709.1
Liabilities
Future policy benefits and expenses	$10,397.4	$10,112.9
Unearned premiums	7,038.6	6,626.5
Claims and benefits payable	3,782.2	3,301.2
Commissions payable	365.1	386.2
Reinsurance balances payable	145.3	95.3
Funds held under reinsurance	179.8	111.7
Deferred gain on disposal of businesses	128.1	232.2
Accounts payable and other liabilities	2,046.3	1,985.7
Debt	1,068.2	1,067.0
Liabilities related to separate accounts	1,837.1	1,692.3
Liabilities of consolidated investment entities (1)	573.4	—
Total liabilities	27,561.5	25,611.0
Commitments and contingencies (Note 25)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 52,417,812 and 55,941,480 shares outstanding at December 31, 2017 and December 31, 2016, respectively	1.5	1.5
Additional paid-in capital	3,197.9	3,175.9
Retained earnings	5,697.3	5,296.7
Accumulated other comprehensive income	234.0	94.6
Treasury stock, at cost; 97,974,792 and 94,041,583 shares at December 31, 2017 and December 31, 2016, respectively	(4,860.1)	(4,470.6)
Total Assurant, Inc. stockholders’ equity	4,270.6	4,098.1
Non-controlling interest	10.9	—
Total equity	4,281.5	4,098.1
Total liabilities and equity	$31,843.0	$29,709.1

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of December 31, 2017 (there were no such entities as of December 31, 2016).

December 31,
2017
(in millions)
Assets
Cash and cash equivalents	$69.8
Investments, at fair value	655.0
Other receivables	21.7
Total assets	$746.5
Liabilities
Collateralized loan obligation notes, at fair value	$450.7
Other liabilities	122.7
Total liabilities	$573.4

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$4,404.1	$5,007.3	$8,351.0
Fees and other income	1,383.1	1,422.5	1,303.5
Net investment income	493.8	515.7	626.2
Net realized gains on investments, excluding other-than-temporary impairment losses	31.0	169.1	36.8
Total other-than-temporary impairment losses	(0.9)	(6.6)	(7.2)
Portion of net loss recognized in other comprehensive income, before taxes	—	(0.3)	2.2
Net other-than-temporary impairment losses recognized in earnings	(0.9)	(6.9)	(5.0)
Amortization of deferred gains and gains on disposal of businesses	103.9	394.5	13.0
Gain on pension plan curtailment	—	29.6	—
Total revenues	6,415.0	7,531.8	10,325.5
Benefits, losses and expenses
Policyholder benefits	1,870.6	1,808.5	4,742.5
Amortization of deferred acquisition costs and value of business acquired	1,340.0	1,351.3	1,402.6
Underwriting, general and administrative expenses	2,710.4	3,442.8	3,924.1
Interest expense	49.5	57.6	55.1
Loss on extinguishment of debt	—	23.0	—
Total benefits, losses and expenses	5,970.5	6,683.2	10,124.3
Income before (benefit) provision for income taxes	444.5	848.6	201.2
(Benefit) provision for income taxes	(75.1)	283.2	59.6
Net income	$519.6	$565.4	$141.6
Earnings Per Share
Basic	$9.45	$9.23	$2.08
Diluted	$9.39	$9.13	$2.05
Dividends per share	$2.15	$2.03	$1.37
Share Data
Weighted average shares outstanding used in basic per share calculations	54,986,654	61,261,288	68,163,825
Plus: Dilutive securities	324,378	673,486	853,384
Weighted average shares used in diluted per share calculations	55,311,032	61,934,774	69,017,209

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
		(in millions)
Net income	$519.6	$565.4	$141.6
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(66.3), $18.9, and $158.6, respectively	121.9	(36.2)	(297.6)
Change in other-than-temporary impairment gains, net of taxes of $1.5, $1.0, and $2.2, respectively	(2.7)	(1.8)	(4.2)
Change in foreign currency translation, net of taxes of $(2.3), $(0.4), and $5.1, respectively	40.6	(51.4)	(143.0)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $11.0, $(35.2), and $(4.1), respectively	(20.4)	65.4	7.6
Total other comprehensive income (loss)	139.4	(24.0)	(437.2)
Total comprehensive income (loss)	$659.0	$541.4	$(295.6)

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance, January 1, 2015	$1.5	$3,131.2	$4,809.3	$555.8	$(3,316.5)	$—	$5,181.3
Stock plan exercises	—	(17.5)	—	—	—	—	(17.5)
Stock plan compensation expense	—	38.8	—	—	—	—	38.8
Change in tax benefit from share-based payment arrangements	—	(4.1)	—	—	—	—	(4.1)
Dividends	—	—	(94.2)	—	—	—	(94.2)
Acquisition of common stock	—	—	—	—	(284.7)	—	(284.7)
Net income	—	—	141.6	—	—	—	141.6
Other comprehensive loss	—	—	—	(437.2)	—	—	(437.2)
Balance, December 31,2015	$1.5	$3,148.4	$4,856.7	$118.6	$(3,601.2)	$—	$4,524.0
Stock plan exercises	—	(19.8)	—	—	—	—	(19.8)
Stock plan compensation expense	—	41.7	—	—	—	—	41.7
Change in tax benefit from share-based payment arrangements	—	5.6	—	—	—	—	5.6
Dividends	—	—	(125.4)	—	—	—	(125.4)
Acquisition of common stock	—	—	—	—	(869.4)	—	(869.4)
Net income	—	—	565.4	—	—	—	565.4
Other comprehensive loss	—	—	—	(24.0)	—	—	(24.0)
Balance, December 31, 2016	$1.5	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$—	$4,098.1
Stock plan exercises	—	(13.5)	—	—	—	—	(13.5)
Stock plan compensation expense	—	35.5	—	—	—	—	35.5
Dividends	—	—	(119.0)	—	—	—	(119.0)
Acquisition of common stock	—	—	—	—	(389.5)	—	(389.5)
Change in equity of non-controlling interest	—	—	—	—	—	10.9	10.9
Net income	—	—	519.6	—	—	—	519.6
Other comprehensive income	—	—	—	139.4	—	—	139.4
Balance, December 31, 2017	$1.5	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating activities
Net income	$519.6	$565.4	$141.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax (benefit) expense (1)	(4.2)	25.0	(3.9)
Amortization of deferred gain and gains on disposal of businesses	(103.9)	(394.5)	(13.0)
Depreciation and amortization	115.7	125.1	137.1
Net realized gains on investments (2)	(30.1)	(162.2)	(31.8)
Loss on extinguishment of debt	—	23.0	—
Stock based compensation expense	35.5	41.6	38.8
Income from real estate joint ventures	(14.7)	(15.7)	(23.6)
Gain on pension plan curtailment	—	(29.6)	—
Other intangible asset impairment	2.0	16.1	1.0
Changes in operating assets and liabilities:
Change in premium stabilization program receivables (3)	30.3	487.6	(136.6)
Change in insurance policy reserves and expenses (4)	1,388.2	197.3	454.2
Change in premiums and accounts receivable	(10.3)	(212.5)	185.6
Change in reinsurance recoverable	(936.1)	(240.6)	(155.7)
Change in reinsurance balance payable	52.5	(41.1)	(13.7)
Change in funds withheld under reinsurance	64.6	15.9	26.5
Change in deferred acquisition costs and value of business acquired	(358.8)	(229.5)	(234.7)
Change in inventory associated with mobile business	7.4	4.6	(27.3)
Change in accounts payable and other liabilities	(35.3)	(62.8)	(165.0)
Change in income taxes	(105.5)	7.2	(15.9)
Other	(86.5)	(11.7)	66.3
Net cash provided by operating activities	530.4	108.6	229.9
Investing activities
Sales of:
Fixed maturity securities available for sale	2,923.1	2,963.5	2,380.8
Equity securities available for sale	97.5	223.3	181.9
Other invested assets	62.8	82.1	68.5
Property, buildings and equipment (5)	26.2	—	—
Subsidiary, net of cash transferred (6)	—	873.9	49.9
Commercial mortgage loan on real estate (7)	—	268.8	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	831.9	739.0	665.5
Commercial mortgage loans on real estate	122.7	120.7	253.4
Purchases of:
Fixed maturity securities available for sale	(3,547.2)	(4,260.0)	(2,747.4)
Equity securities available for sale	(24.4)	(200.5)	(185.0)
Commercial mortgage loans on real estate	(165.0)	(116.6)	(149.0)
Other invested assets	(46.5)	(98.5)	(29.3)
Property and equipment and other	(62.1)	(85.2)	(114.9)
Subsidiary, net of cash transferred (6)	(129.1)	(63.2)	(16.9)
Consolidated investment entities (7):
Purchases of investments	(663.8)	—	—
Sale of investments	81.9	—	—
Change in short-term investments	(53.9)	273.2	(196.7)
Other	4.7	5.1	103.5
Net cash (used in) provided by investing activities	(541.2)	725.6	264.3
Financing activities
Issuance of debt	—	249.6	—
Repayment of debt, including extinguishment	—	(373.0)	—
Issuance of collateralized loan obligation notes (7)	368.0	—	—
Issuance of debt for consolidated investment entities (7)	303.9	—	—
Repayment of debt for consolidated investment entities (7)	(221.1)	—	—
Acquisition of common stock	(388.9)	(863.1)	(292.9)
Dividends paid	(119.0)	(125.3)	(94.2)
Withholding on stock based compensation	19.5	26.0	24.7
Non-controlling interest	10.9	—	—
Other	—	5.5	(100.0)
Net cash used in financing activities	(26.7)	(1,080.3)	(462.4)
Effect of exchange rate changes on cash and cash equivalents	2.3	(16.1)	(56.2)
Cash included in business classified as held for sale	—	5.9	(5.9)
Change in cash and cash equivalents	(35.2)	(256.3)	(30.3)
Cash and cash equivalents at beginning of period	1,032.0	1,288.3	1,318.6
Cash and cash equivalents at end of period	$996.8	$1,032.0	$1,288.3
Supplemental information:
Income taxes paid	$18.8	$226.1	$80.1
Interest on debt paid	$48.1	$56.2	$54.8

(1)
2017 includes the one-time $177.0 million benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act. Refer to Note 9 - Income Taxes, for more information.

(2)	2016 includes $146.7 million of gains included in the overall net gain from the sale of Assurant Employee Benefits.

(3)	Represents items related to estimated receivables introduced by the Affordable Care Act associated with the runoff of the former Assurant Health business.

(4)	Includes charges and reserve activity associated with the premium deficiency reserve established for Assurant Health in 2015.

(5)	2017 represents total cash received from the sale of a building that had been the headquarters of our Employee Benefits business.

(6)
2017 primarily includes the acquisition of Green Tree Insurance Agency, Inc. 2016 includes the sale of our Employee Benefits segment mainly through reinsurance transactions and supplemental and small group self-funded business; the acquisition of American Title and the purchase of renewal rights to the National Flood Insurance block of business of Nationwide Mutual Insurance Company and other immaterial subsidiaries. 2015 includes the sale of American Reliable Insurance Co. and certain assets related to our vehicle title administration services business and supplemental and small group self-funded businesses; the acquisition of certain other entities.

(7)	Relates to cash flows from our variable interest entities. Refer to Note 6 - Variable Interest Entities, for further information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements
(in millions except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a holding company whose subsidiaries globally provide risk management solutions in the housing and lifestyle markets, protecting where consumers live and the goods they buy.
The Company is traded on the New York Stock Exchange under the symbol "AIZ."
Through its operating subsidiaries, the Company provides mobile device protection products and services; extended service contracts and related services for consumer electronics and appliances; vehicle protection services; credit insurance; pre-funded funeral insurance and annuity products; lender-placed homeowners insurance; manufactured housing and flood insurance; renters insurance and related products; and field services, valuation services and other property risk management services.
2. Summary of Significant Accounting Policies
 Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been reclassified to conform to the 2017 presentation.
 Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, all of the controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests), and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. Equity investments in entities that we do not consolidate, but where we have significant influence or where we have more than a minor influence over the operating and financial policies, are accounted for under the equity method. Non-controlling interest consists of equity that is not attributable directly or indirectly to the Company. All material inter-company transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts. The items affected by the use of estimates include but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, intangible assets, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes all amounts reported are reasonable and adequate.
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
Foreign Currency Translation
For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (“AOCI”). Other than for two of our wholly owned Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded in underwriting, general and administrative expenses in the consolidated statements of operations during the period in which they occur.

Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be VIEs. Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (“primary beneficiary”) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company holds both consolidated and non-consolidated VIEs. The consolidated collateralized loan obligation (“CLO”) entities meet the definition of a collateralized financing entity in the consolidation guidance. See Note 6 for further information.
Investments
Fixed maturity and equity securities are classified as available-for-sale as defined in the investments guidance, and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or at cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. Net unrealized gains and losses on securities classified as available-for-sale, less deferred income taxes, are included in AOCI.
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
Other investments consist primarily of investments in joint ventures, partnerships, equity investments, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (“AIP”), American Security Insurance Company ("ASIC") and the Assurant Deferred Compensation Plan (“ADC”), as well as policy loans. The joint ventures and partnerships are valued according to the equity method of accounting. In applying the equity method, the Company uses financial information provided by the investee, generally on a three month lag. The invested assets related to the modified coinsurance arrangement, the AIP, ASIC and ADC are classified as trading securities as defined in the investment guidance. The equity investments are accounted for under the cost method. Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.
Realized gains and losses on sales of investments are recognized on the specific identification basis.
Investment income is recorded as earned and reported net of investment expenses. The Company uses the interest method to recognize interest income on its commercial mortgage loans.
The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The retrospective method is used to adjust the effective yield for the majority of the Company’s mortgage-backed and structured securities. For credit-sensitive structured securities, which represent beneficial interests in Company issued CLOs that are not of high credit quality or other structured securities that have been impaired, the effective yield is recalculated on a prospective basis.
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
Cash and Cash Equivalents
The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances exist, the cash accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.
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
Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of assumptions including the anticipation of investment income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability is accrued for the excess deficiency.
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
Property and Equipment
Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 39.5 years for buildings, a maximum of seven years for furniture and a maximum of five years for equipment. Expenditures for maintenance and repairs are charged to income as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset.
Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives, not to exceed 15 years. Property and equipment are assessed for impairment when impairment indicators exist. See Note 4 for further information on the impairment of long-lived assets related to the exit of the health insurance market.
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
At the time of the annual goodwill test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company is required to perform an additional quantitative step if it determines qualitatively that it is more likely than not (likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Otherwise, no further testing is required.
If the Company does not take the option to perform the qualitative assessment or the qualitative assessment performed indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value, the Company compares the estimated fair value of the reporting unit with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In fourth quarter 2017, the Company performed a qualitative assessment for each of its Global Housing, Global Lifestyle and Global Preneed reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units' fair values were more than their carrying amounts and therefore further impairment testing was not necessary.
In the fourth quarter 2016, the Company performed quantitative tests on its reporting units and concluded that the estimated fair values exceeded their respective book values and therefore determined that goodwill was not impaired.
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
Value of business acquired ("VOBA") included within intangibles asset representing the value of the insurance businesses acquired in an acquisition. The amount is determined using estimates for mortality, lapse, maintenance expenses, investment returns and other applicable purchase assumptions at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. The amortization of VOBA is over the premium payment period for traditional life insurance policies. For limited payment policies, preneed life insurance policies, universal life policies and annuities, the amortization of VOBA is over the expected life of the policies. VOBA is tested annually in the fourth quarter for recoverability.
Amortization expense and impairment charges, if any, are included in underwriting, general and administrative expenses in the consolidated statements of operations.
Other Assets
Other assets consist primarily of investments in unconsolidated entities, inventory associated with our mobile protection business and prepaid items. The Company accounts for investments in unconsolidated entities using the equity method of accounting since the Company can exert significant influence over the investee but does not have effective control over the investee. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Judgment regarding the level of influence over each equity method investee includes considering factors such as ownership interest, board representation and policy making decisions. In applying the equity method, the Company uses financial information provided by the investee, which may be received on a lag basis.
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
Reserves
Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. Factors used in their calculation include experience derived from historical claim payments and actuarial assumptions. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, internal claims processing charges and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves includes an element of uncertainty given that management is using historical information and methods to project future events and reserve outcomes.
The recorded reserves represent our best estimates at a point in time of the ultimate costs of settlement and administration of a claim or group of claims based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including but not limited to: changes in the economic cycle, inflation, changes in repair costs, natural or human-made catastrophes, judicial trends, legislative changes and claims handling procedures.
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
Long Duration Contracts
The Company’s long duration contracts which are actively being sold are preneed life insurance policies and annuity contracts.
Future policy benefits and expense reserves for preneed investment-type annuities, preneed life insurance policies with discretionary death benefits, universal life insurance policies and investment-type annuity contracts (no longer offered), and the variable life insurance and investment-type annuity contracts consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. Unearned revenue reserves for the preneed life insurance contracts represent the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to estimated gross profits.
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
The policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.
Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.
Short Duration Contracts
The Company’s short duration contracts include products and services in the Global Housing and Global Lifestyle segments, and Assurant Employee Benefits ("AEB") policies fully covered by reinsurance and certain medical policies no longer offered. The main product lines for Global Housing include lender-placed homeowners and flood, multi-family housing, and manufactured housing. For Global Lifestyle, the main product lines include extended service contracts, vehicle services contracts, mobile device protection, and credit insurance. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported ("IBNR") reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.
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
Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are revised. Fees paid by the National Flood Insurance Program for processing and adjudication services are reported as a reduction of underwriting, general and administrative expenses.
Debt
The Company reports debt net of acquisition costs, unamortized discount or premium and repurchases. Interest expense related to debt is expensed as incurred. During 2016, the Company completed a cash tender offer for $100.0 million of its outstanding Senior Notes. See Note 16 for more information.
Contingencies
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
Premiums
Long Duration Contracts
The Company’s long duration contracts that are actively being sold are preneed life insurance policies. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefits and for preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized ratably as earned income over the premium-paying periods of the policies for the group worksite insurance products.
For traditional life insurance contracts previously sold by the preneed business, revenue is recognized when due from policyholders.
For universal life insurance and investment-type annuity contracts previously sold by the Global Lifestyle segment, revenues consist of charges assessed against policy balances.
Premiums for our previously sold long-term care insurance and traditional life insurance contracts are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts, revenues consist of charges assessed against policy balances. All of these premiums (related to our former Fortis Financial Group ("FFG") and Long-Term Care ("LTC") businesses that were previously sold) are ceded.
Short Duration Contracts
The Company’s short duration contracts revenue is recognized over the contract term in proportion to the amount of insurance protection provided. The Company’s short duration contracts primarily include extended service contracts, vehicle services contracts, mobile device protection, credit insurance, lender-placed homeowners and flood insurance, multi-family housing, manufactured housing, the AEB policies fully covered by reinsurance (group term life, group disability, dental, vision) and individual medical contracts no longer offered.
Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premium and are netted against net earned premiums in the consolidated statements of operations.
Fees and Other Income
Income earned on preneed life insurance policies with discretionary death benefits is presented within fees and other income.
The Company also derives fees and other income from providing administrative services, mobile related services, and mortgage property risk management services. These fees are recognized as the services are performed.
Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor (administrative service-only plans). For these contract sales, the Company recognizes administrative fee revenue on a straight-line pro-rata basis over the terms of the service contract which correspond to the period in which the services are performed.
Administrator obligor service contracts are sales in which the Company is designated as the obligor. The Company recognizes and reports administration fees related to these contracts as earned on the same basis as the premium is recognized or on a straight-line pro-rata basis over the service contract period.
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
Income Taxes
Current federal income taxes are recognized based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. The impact of changes in tax rates on all deferred tax assets and liabilities are required to be reflected within income on the enactment date, regardless of the financial statement component where the deferred tax originated.
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
Recent Accounting Pronouncements - Adopted
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
Goodwill impairment testing: On January 1, 2017, the Company adopted the amended guidance on goodwill impairment testing. Under the amended guidance, the optional qualitative assessment and the first step of the quantitative assessment (Step 1) of the previous accounting standard remain unchanged. The step requiring more detailed valuation of goodwill was eliminated. As a result, for annual impairment testing, or in the event a test is required prior to the annual test, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. The adoption of this guidance is a prospective change in accounting principle and therefore there was no impact to the Company’s financial position or results of operations.
Employee share-based stock compensation: On January 1, 2017, the Company adopted the amended guidance on accounting for employee share-based stock compensation. The updated guidance simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. Upon adoption, the Company recognizes excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The adoption did not have a material impact on the Company’s financial results of operations. The updated guidance allows companies to make a policy election with regard to forfeitures and the Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. As required in the updated guidance, the Company presents cash flows related to employee withholding taxes as financing activities, as opposed to operating activities, on a retrospective basis, which resulted in the reclassification of $19.5 million and $26.0 million in the consolidated statements of cash flows for the periods ending December 31, 2017 and 2016, respectively.
Recent Accounting Pronouncements - Not Yet Adopted
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

Statement of cash flows presentation and classification: In August 2016, the FASB issued amended guidance on presentation and classification in the statement of cash flows. The amendments address certain specific cash flow issues including debt prepayment and debt extinguishment costs; settlement of zero-coupon or insignificant coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and guidance related to the identification of the primary source for separately identifiable cash flows. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. The adoption of this amended guidance will not have an impact on the Company’s financial position and results of operations.
Reporting credit losses of assets held at amortized cost: In June 2016, the FASB issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses will be measured in a manner similar to current accounting requirements; however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2020. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the requirements of this amended guidance and the potential impact on the Company’s financial position and results of operations.
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
Financial instruments measurement and classification: In January 2016, the FASB issued amended guidance on the measurement and classification of financial instruments. This amended guidance requires that all equity investments be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the fair value option has been elected for financial liabilities. The amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, however public business entities will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The amended guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2018. Upon adoption, all common and preferred stocks will be measured at fair value through the income statement. For certain private equity investments recorded in Other investments, the Company will elect the measurement alternative to record these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The measurement alternative will be applied on a prospective basis. Upon adoption, the Company will record a cumulative adjustment to increase retained earnings by $33.9 million. This entry represents a reclassification from AOCI of the unrealized gains on common and preferred stock as of the date of adoption.
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
The Company has substantially completed its process to implement the guidance, which included assessment of industry and technical developments and interpretations. The Company determined that approximately 20% of its recurring reported revenues will be subject to the new standard. Such revenues consist of its fee based contracts, including those related to providing administrative services, mobile related services, mortgage property risk management services and similar fee for service arrangements. The Company does not expect the implementation of the amended guidance to have a material impact on the timing of revenue recognition for substantially all its in-scope revenue streams. Therefore, the Company does not expect the amended revenue recognition standard to have a material impact on its financial position or results of operations. However, the in-scope revenues will be subject to additional disclosure requirements pursuant to the standard, such as those related to providing disaggregated revenue disclosure, changes in contract balances, enhanced description of performance obligations, basis of determining costs and related significant judgments used in determining appropriate revenue recognition procedures.

3. Segment Information
As of December 31, 2017, the Company has four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (our Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”)) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:

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

•	Global Preneed: provides pre-funded funeral insurance and annuity products.

•
Total Corporate & Other: Corporate & Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate & Other also includes the amortization of deferred gains and gains associated with the sales of FFG, LTC and AEB through reinsurance agreements, expenses related to the pending acquisition of The Warranty Group (see Note 27), and other unusual or infrequent items. Additionally, the Total Corporate & Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the following segment tables for comparability.

In addition, AEB was a separate reportable segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 4 for more information.
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

The following tables summarize selected financial information by segment:

	Year Ended December 31, 2017
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Consolidated
Revenues
Net earned premiums	$1,761.4	$2,576.5	$59.5	$—	$6.7	$6.7	$4,404.1
Fees and other income	413.6	819.7	121.5	24.8	3.5	28.3	1,383.1
Net investment income	75.6	114.6	262.0	35.1	6.5	41.6	493.8
Net realized gains on investments	—	—	—	30.1	—	30.1	30.1
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	103.9	—	103.9	103.9
Total revenues	2,250.6	3,510.8	443.0	193.9	16.7	210.6	6,415.0
Benefits, losses and expenses
Policyholder benefits (2)	958.4	700.4	259.1	—	(47.3)	(47.3)	1,870.6
Amortization of deferred acquisition costs and value of business acquired	194.9	1,083.3	61.8	—	—	—	1,340.0
Underwriting, general and administrative expenses (3)	953.0	1,480.8	63.1	165.5	48.0	213.5	2,710.4
Interest expense	—	—	—	49.5	—	49.5	49.5
Total benefits, losses and expenses	2,106.3	3,264.5	384.0	215.0	0.7	215.7	5,970.5
Segment income (loss) before provision (benefit) for income taxes	144.3	246.3	59.0	(21.1)	16.0	(5.1)	444.5
Provision (benefit) for income taxes (4)	46.9	68.3	19.4	(215.1)	5.4	(209.7)	(75.1)
Segment income after taxes	$97.4	$178.0	$39.6	$194.0	$10.6	$204.6
Net income							$519.6

Segment assets (4):	$4,809.6	$9,497.6	$6,827.1	$10,633.6	$75.1	$10,708.7	$31,843.0

(1)	The year ended December 31, 2017 includes $92.8 million related to the amortization of deferred gains and gains related to the AEB sale on March 1, 2016.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the year ended December 31, 2017, the premium deficiency reserve liability decreased $35.7 million, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through December 31, 2017, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

(3)
The year ended December 31, 2017 for Corporate & Other includes an expense of $17.4 million related to post-close adjustment pertaining to an estimated indemnification that is expected to be due on a previous disposition.

(4)
The consolidated net benefit for income taxes for the year ended December 31, 2017 includes a $177.0 million one-time benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act. The remeasurement of deferred tax assets and liabilities was recorded using our best estimate of deferred tax balances as of December 22, 2017, the enactment date of the legislation. The total benefit for income taxes was reported through the Corporate & Other segment; however, the remeasured deferred tax assets and liabilities were adjusted within each segment. Refer to Note 9, Income Taxes, for further detail.

	Year Ended December 31, 2016
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits	Consolidated
Revenues
Net earned premiums	$1,829.1	$2,901.4	$61.7	$—	$37.1	$37.1	$178.0	$5,007.3
Fees and other income	459.7	804.7	109.6	24.5	19.8	44.3	4.2	1,422.5
Net investment income	72.7	113.1	259.8	44.0	8.8	52.8	17.3	515.7
Net realized gains on investments (4)	—	—	—	162.2	—	162.2	—	162.2
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	394.5	—	394.5	—	394.5
Gain on pension plan curtailment	—	—	—	29.6	—	29.6	—	29.6
Total revenues	2,361.5	3,819.2	431.1	654.8	65.7	720.5	199.5	7,531.8
Benefits, losses and expenses
Policyholder benefits (2)	828.6	663.8	250.4	—	(52.7)	(52.7)	118.4	1,808.5
Amortization of deferred acquisition costs and value of business acquired	238.2	1,045.9	61.4	—	—	—	5.8	1,351.3
Underwriting, general and administrative expenses (3)	1,013.7	1,901.8	55.5	244.6	165.7	410.3	61.5	3,442.8
Interest expense	—	—	—	57.6	—	57.6	—	57.6
Loss on extinguishment of debt	—	—	—	23.0	—	23.0	—	23.0
Total benefits, losses and expenses	2,080.5	3,611.5	367.3	325.2	113.0	438.2	185.7	6,683.2
Segment income (loss) before provision (benefit) for income taxes	281.0	207.7	63.8	329.6	(47.3)	282.3	13.8	848.6
Provision (benefit) for income taxes	92.4	53.3	21.5	117.0	(6.3)	110.7	5.3	283.2
Segment income (loss) after taxes	$188.6	$154.4	$42.3	$212.6	$(41.0)	$171.6	$8.5
Net income								$565.4

Segment assets:	$3,836.5	$8,747.0	$6,421.1	$10,457.8	$246.7	$10,704.5	$—	$29,709.1

(1)	The year ended December 31, 2016 includes $382.6 million related to the amortization of deferred gains and gains related to the AEB sale on March 1, 2016.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the year ended December 31, 2016, the premium deficiency reserve liability decreased $37.6 million through an offset to policyholder benefit expense.

(3)
The year ended December 31, 2016 for Corporate & Other includes a $16.7 million intangible asset impairment charge related to trade names that will no longer be used or defended by the Company, and the year ended December 31, 2016 for Corporate & Other includes expense of $23.0 million related to post-close adjustment pertaining to an estimated indemnification that is expected to be due on a previous disposition.

(4)	The year ended December 31, 2016 includes $146.7 million of net realized gains related to assets transferred as part of the AEB sale on March 1, 2016.

	Year Ended December 31, 2015
				Total Corporate & Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate & Other	Health	Total	Employee Benefits	Consolidated
Revenues
Net earned premiums	$2,044.7	$2,955.4	$60.4	$—	$2,223.7	$2,223.7	$1,066.8	$8,351.0
Fees and other income	405.5	678.6	107.1	32.7	54.6	87.3	25.0	1,303.5
Net investment income	92.8	126.9	249.8	21.2	24.5	45.7	111.0	626.2
Net realized gains on investments	—	—	—	31.8	—	31.8	—	31.8
Amortization of deferred gains and gains on disposal of businesses	—		—	13.0	—	13.0	—	13.0
Total revenues	2,543.0	3,760.9	417.3	98.7	2,302.8	2,401.5	1,202.8	10,325.5
Benefits, losses and expenses
Policyholder benefits (2)	788.5	679.8	239.7	3.1	2,301.2	2,304.3	730.2	4,742.5
Amortization of deferred acquisition costs and value of business acquired	280.4	1,022.0	56.6	—	10.7	10.7	32.9	1,402.6
Underwriting, general and administrative expenses	1,010.5	1,847.8	55.9	127.3	516.7	644.0	365.9	3,924.1
Interest expense	—	—	—	55.1	—	55.1	—	55.1
Total benefits, losses and expenses	2,079.4	3,549.6	352.2	185.5	2,828.6	3,014.1	1,129.0	10,124.3
Segment income (loss) before provision (benefit) for income taxes	463.6	211.3	65.1	(86.8)	(525.8)	(612.6)	73.8	201.2
Provision (benefit) for income taxes	155.9	58.3	20.9	(44.1)	(157.9)	(202.0)	26.5	59.6
Segment income (loss) after taxes	$307.7	$153.0	$44.2	$(42.7)	$(367.9)	$(410.6)	$47.3
Net income								$141.6

(1)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the year ended December 31, 2015, the premium deficiency reserve liability decreased $44.5 million through an offset to policyholder benefit expense.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia.

The following table summarizes selected financial information by geographic location for the years ended or as of December 31:

Location	Revenues	Long-lived assets
2017
United States	$4,980.8	$339.5
Foreign countries	1,434.2	8.1
Total	$6,415.0	$347.6
2016
United States	$6,239.7	$336.8
Foreign countries	1,292.1	6.8
Total	$7,531.8	$343.6
2015
United States	$8,917.7	$293.9
Foreign countries	1,407.8	4.5
Total	$10,325.5	$298.4

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment. There are no reportable major customers that account for 10% or more of the Company’s consolidated revenues.

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	2017	2016	2015
Global Housing:
Lender-placed insurance	$1,224.9	$1,317.2	$1,561.4
Multi-family housing	366.3	320.9	282.7
Mortgage solutions	257.7	329.3	289.5
Manufactured housing and other	326.1	321.4	316.6
Total	$2,175.0	$2,288.8	$2,450.2
Global Lifestyle:
Global connected living (mobile and service contracts)	$2,156.0	$2,570.1	$2,551.0
Global vehicle protection services	782.8	715.8	608.4
Global credit and other	457.4	420.2	474.6
Total	$3,396.2	$3,706.1	$3,634.0

Global Preneed:	$181.0	$171.3	$167.5

Health (1):	$10.2	$56.9	$2,278.3

Employee Benefits (2):	$—	$182.2	$1,091.8

(1)	The Health business has been in run-off since 2015 and previously included individual and small employer group products.

(2)	The Employee Benefits business was sold on March 1, 2016 and previously included group disability, group dental, group life and group supplemental and vision products.

4. Dispositions and Exit Activities
Dispositions
Assurant Employee Benefits: On March 1, 2016, the Company completed the sale of its Assurant Employee Benefits segment through a series of transactions with Sun Life for net cash consideration of $942.2 million (including contingent consideration), which resulted in an estimated gain of $656.5 million. The transaction was primarily structured as a reinsurance arrangement, as well as the sale of certain legal entities that included a ceding commission and other consideration. The reinsurance transaction does not extinguish the Company's primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also has an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components. Most of the expected gains resulting from the transaction related to compensation for the inforce policies (prospective component), sales of net assets underlying the continuing business, as well as the future compensation for our performance obligations to write and renew certain policies for a period of time. The reinsurance for existing claims liabilities (retroactive component) resulted in a loss when considering the amounts paid for reinsurance premiums (assets we transferred to Sun Life) exceeded the recorded liabilities related to the underlying reinsurance contracts. The Company also recognized realized gains associated with the fair value of assets transferred to Sun Life (which offset losses on the retroactive component).
The terms "deferred gain" and "amortization of deferred gain" broadly reflect the multiple transaction elements and earnings thereof, inclusive of the expected and actual income resulting from the reinsurance subject to prospective accounting, income expected to be earned related to the deferred gains associated with long-duration contracts, and the expected recognition of deferred revenues associated with our performance obligations.
The total deferred gain amount (representing $520.4 million of the total $656.5 million of original estimated gains) has been and will continue to be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees. The ultimate amortization pattern will be dependent on a number of factors including the timing of when Sun Life commences directly writing and renewing policies and the sales and persistency on business the Company is obligated to write and renew in the interim.
The following represents a summary of the pre-tax gain recognized by transaction component, as well as the related classification within the Consolidated Financial Statements:

	Years Ended December 31,
	2017	2016
Gain on sale of entities, net of transaction costs	$—	$41.1
Novations, resulting in recognized gains (1)	—	60.9
Loss on retroactive reinsurance component, before realized gains (2)	—	(128.6)
Net loss prior to realized gains on transferred securities supporting retroactive component (3)	—	(26.6)
Realized gains on transferred securities supporting retroactive component (2)	—	146.7
Amortization of deferred gains (4)	92.8	382.6
Total	$92.8	$502.7

(1)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

(2)
Reinsurance of existing claims liabilities requires retroactive accounting necessitating losses to be recognized immediately. However, upon transfer of the associated assets supporting the liabilities, the Company recognized realized gains which more than offset the retroactive losses. The Company was required to classify the realized gains as part of net realized gains on investments within the consolidated statements of operations.

(3)	Amount classified within underwriting, general and administrative expenses in the consolidated statements of operations.

(4)
Amount classified within amortization of deferred gains and gains on disposal of businesses within the consolidated statements of operations. The year ended December 31, 2017 includes $16.0 million related to realization of contingent consideration.

The remaining unamortized deferred gain as of December 31, 2017 was $63.3 million, which is expected to be earned over the next several years. The Company will review and evaluate the estimates affecting the deferred gain each period or when significant information affecting the estimates becomes known, and will adjust the prospective revenue to be recognized accordingly.

The Assurant Employee Benefits segment pre-tax income was $13.7 million and $73.8 million for the years ended December 31, 2016 and 2015, respectively (excluding the aforementioned gains realized in 2016, which are included in the Corporate & Other segment). There was no pre-tax income from Assurant Employee Benefits in 2017.
Automobile title administration business: In 2015, the Company sold certain assets related to the Global Housing’s automobile title administration services business for cash consideration of $19.6 million. The Company recognized a gain on sale of $16.8 million, which is classified in fees and other income on the consolidated statements of operations.
Supplemental and small-group self-funded lines of business: In 2015, the Company completed the sale of Assurant Health’s supplemental and small-group self-funded lines of business and certain assets to National General Holdings Corp., for cash consideration of $14.0 million, consisting primarily of a ceding commission. Since the form of sale did not discharge the Company’s primary liability to the insureds, a $5.3 million gain on the disposal of the small-group self-funded business was deferred and reported as a liability as of the date of sale. The liability is amortized as revenue over the estimated life of contract terms. Losses resulting from coinsurance transactions are recognized immediately, thus the Company recognized a loss of $11.6 million, primarily related to the write-off of deferred acquisition costs, on the sale of the supplemental business. The loss on sale is classified in underwriting, general and administrative expenses on the consolidated statements of operations. The Company also recognized a tax benefit related to the sale of these legal entities in 2015.
General agency business: In January 2015, the Company completed the sale of its general agency business to Global Indemnity Group, Inc., a subsidiary of Global Indemnity plc, for $117.9 million in net cash consideration. The business was part of the Global Housing segment and offers specialty personal lines and agricultural insurance through general and independent agents. The sale price was based on the net book value of the business from June 30, 2014 adjusted as of January 1, 2015. In accordance with held for sale accounting, the Company recorded a loss of $21.5 million in 2014. Upon final closing in 2015, the Company recorded a net gain of $1.1 million. The Company is subject to certain contractual indemnification requirements related to the actuarial development of claim reserves. During 2017 and 2016, the Company recorded additional losses of $17.4 million and $23.0 million, respectively, based on information received from Global Indemnity Group, Inc., and as such, maintains an accrued liability of $40.4 million for the indemnification as of December 31, 2017. The terms of the sale agreement stipulate that claim reserves be settled using a valuation three years from closing. The Company will continually assess such liabilities through final settlement, with any resulting adjustments recorded in earnings when a change in estimated payment is determined.
Exit Activities
As of the end of 2016, the Company had substantially completed its exit from the health insurance market, a process that began in 2015. Excluding premium deficiency charges, the exit-related charges for 2017, 2016 and 2015 were $3.3 million, $31.4 million and $85.6 million, respectively, and are primarily included in underwriting, general and administrative expenses within the consolidated statements of operations. Future cash payments for exit-related charges were substantially completed in 2017. The premium deficiency reserve liability decreased from $40.4 million at December 31, 2016 to $4.7 million at December 31, 2017. The decrease is consistent with the estimated utilization in 2017.
The Company participated in the Affordable Care Act Risk Mitigation Programs during 2014 through 2016. With the exit from the health insurance market, the Company no longer participates in these programs.

5. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment ("OTTI") included within accumulated other comprehensive income of the Company's fixed maturity and equity securities as of the dates indicated:

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.6	$3.2	$(1.2)	$182.6	$—
States, municipalities and political subdivisions	302.3	24.0	(0.1)	326.2	—
Foreign governments	524.8	72.3	(0.3)	596.8
Asset-backed	188.4	1.9	(0.1)	190.2	1.0
Commercial mortgage-backed	38.6	0.2	(0.7)	38.1	—
Residential mortgage-backed	1,084.2	32.5	(7.3)	1,109.4	9.2
U.S. corporate	4,774.2	602.1	(5.0)	5,371.3	17.4
Foreign corporate	1,663.4	188.6	(4.0)	1,848.0	—
Total fixed maturity securities	$8,756.5	$924.8	$(18.7)	$9,662.6	$27.6
Equity securities:
Common stocks	$9.3	$8.4	$—	$17.7	$—
Non-redeemable preferred stocks	307.0	43.8	(0.5)	350.3	—
Total equity securities	$316.3	$52.2	$(0.5)	$368.0	$—

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$172.8	$3.4	$(1.3)	$174.9	$—
States, municipalities and political subdivisions	446.9	29.6	(0.4)	476.1	—
Foreign governments	508.9	60.5	(0.9)	568.5	—
Asset-backed	2.6	1.2	(0.1)	3.7	1.1
Commercial mortgage-backed	39.3	0.1	(1.0)	38.4	—
Residential mortgage-backed	1,071.2	38.1	(8.0)	1,101.3	12.8
U.S. corporate	5,022.7	454.1	(15.6)	5,461.2	15.6
Foreign corporate	1,606.4	147.2	(5.6)	1,748.0	2.2
Total fixed maturity securities	$8,870.8	$734.2	$(32.9)	$9,572.1	$31.7
Equity securities:
Common stocks	$11.9	$8.9	$—	$20.8	$—
Non-redeemable preferred stocks	369.9	31.8	(1.1)	400.6	—
Total equity securities	$381.8	$40.7	$(1.1)	$421.4	$—

(1)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S., with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.4% and 0.5% of the overall investment portfolio as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $137.7 million and $215.3 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2017 and 2016, revenue bonds account for 53% and 46% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. As of December 31, 2017, approximately 79%, 12%, and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. As of December 31, 2016, approximately 78%, 11% and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of December 31, 2017 and 2016.
The Company has European investment exposure in its corporate fixed maturity and equity securities of $611.5 million with a net unrealized gain of $66.1 million as of December 31, 2017 and $693.3 million with a net unrealized gain of $54.2 million as of December 31, 2016. Approximately 28% and 23% of the corporate European exposure is held in the financial industry as of December 31, 2017 and 2016, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate securities as of December 31, 2017 and 2016. Approximately 8% of the fair value of the corporate European securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support related foreign-denominated liabilities of the Company's international businesses. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company has exposure to the energy sector in its corporate fixed maturity securities of $671.3 million with a net unrealized gain of $72.1 million as of December 31, 2017 and $641.9 million with a net unrealized gain of $51.6 million as of December 31, 2016. Approximately 88% and 84% of the energy exposure is rated as investment grade as of December 31, 2017 and 2016, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$210.3	$213.1
Due after one year through five years	1,714.2	1,758.6
Due after five years through ten years	1,749.0	1,825.3
Due after ten years	3,771.8	4,527.9
Total	7,445.3	8,324.9
Asset-backed	188.4	190.2
Commercial mortgage-backed	38.6	38.1
Residential mortgage-backed	1,084.2	1,109.4
Total	$8,756.5	$9,662.6

Major categories of net investment income were as follows:

	Years Ended December 31,
	2017	2016	2015
Fixed maturity securities	$411.8	$419.3	$486.2
Equity securities	22.8	25.2	29.9
Commercial mortgage loans on real estate	31.5	41.7	72.7
Short-term investments	7.2	5.5	2.0
Other investments	25.2	24.2	40.3
Cash and cash equivalents	15.8	17.5	18.4
Revenues from consolidated investment entities (1)	9.8	—	—
Total investment income	524.1	533.4	649.5
Investment expenses	(21.9)	(17.7)	(23.3)
Expenses from consolidated investment entities (1)	(8.4)	—	—
Net investment income	$493.8	$515.7	$626.2

(1)
The net of revenues and expenses from consolidated investment entities of $1.4 million for 2017 includes $0.6 million and $0.5 million of interest income from the Company's direct investment in two CLOs and the real estate fund, respectively, and $0.3 million related to investment management fees. Refer to Note 6, VIE, for further detail.

No material investments of the Company were non-income producing for the years ended December 31, 2017, 2016 and 2015.
The following table summarizes the proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales:

	For the Years Ended December 31,
	2017	2016	2015
Proceeds from sales	$3,018.2	$4,610.7	$2,568.2
Gross realized gains (1)	43.5	209.5	65.1
Gross realized losses (2)	12.2	65.2	31.7

(1)	The year ended December 31, 2016 gross realized gains includes $150.7 million related to the sale of Assurant Employee Benefits as described in Note 4, Dispositions and Exit Activities.

(2)	The year ended December 31, 2016 gross realized losses includes $16.4 million related to the sale of Assurant Employee Benefits as described in Note 4, Dispositions and Exit Activities.

For securities sold at a loss during 2017, the average period of time these securities were trading continuously at a price below book value was approximately 4 months.

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations:

	Years Ended December 31,
	2017	2016	2015
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$22.0	$128.9	$13.3
Equity securities	7.7	17.3	19.0
Commercial mortgage loans on real estate	1.3	21.8	0.8
Other investments	1.0	1.1	3.7
Consolidated investment entities (1)	(1.0)	—	—
Total net realized gains related to sales and other (2)	31.0	169.1	36.8
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(0.4)	(0.7)	(5.0)
Other investments	(0.5)	(6.2)	—
Total net realized losses related to other-than-temporary impairments	(0.9)	(6.9)	(5.0)
Total net realized gains	$30.1	$162.2	$31.8

(1)	Consists of the net realized gains (losses) from the change in fair value of the Company's direct investment in two CLOs. Refer to Note 6, VIE, for further detail.

(2)	The year ended December 31, 2016 net gains includes $146.7 million related to the sale of Assurant Employee Benefits as described in Note 4.

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
For the year ended December 31, 2017 and 2016, the Company recorded $0.9 million and $6.6 million, respectively, of OTTI, of which $0.9 million and $6.9 million was related to both credit losses and securities the Company intends to sell and recorded as net OTTI losses recognized in earnings, with the remaining amount in 2016 of $0.3 million related to all other factors which was recorded as an unrealized (gain) loss component of AOCI.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts:

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$24.9	$32.4	$35.4
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	0.5	—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	2.6
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2.4)	(3.6)	(2.4)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4.4)	(4.4)	(3.2)
Balance, end of year	$18.1	$24.9	$32.4

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$104.2	$(0.7)	$43.3	$(0.5)	$147.5	$(1.2)
States, municipalities and political subdivisions	—	—	2.4	(0.1)	2.4	(0.1)
Foreign governments	24.4	(0.2)	0.8	(0.1)	25.2	(0.3)
Asset-backed	27.6	(0.1)	—	—	27.6	(0.1)
Commercial mortgage-backed	—	—	12.4	(0.7)	12.4	(0.7)
Residential mortgage-backed	217.3	(2.4)	162.9	(4.9)	380.2	(7.3)
U.S. corporate	562.8	(4.5)	30.0	(0.5)	592.8	(5.0)
Foreign corporate	266.7	(3.5)	19.0	(0.5)	285.7	(4.0)
Total fixed maturity securities	$1,203.0	$(11.4)	$270.8	$(7.3)	$1,473.8	$(18.7)
Equity securities:
Non-redeemable preferred stocks	$13.8	$(0.2)	$8.7	$(0.3)	$22.5	$(0.5)

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$91.0	$(1.3)	$—	$—	$91.0	$(1.3)
States, municipalities and political subdivisions	16.9	(0.4)	—	—	16.9	(0.4)
Foreign governments	98.8	(0.9)	—	—	98.8	(0.9)
Asset-backed	—	—	1.0	(0.1)	1.0	(0.1)
Commercial mortgage-backed	33.2	(1.0)	—	—	33.2	(1.0)
Residential mortgage-backed	347.5	(7.9)	2.2	(0.1)	349.7	(8.0)
U.S. corporate	940.4	(13.1)	34.1	(2.5)	974.5	(15.6)
Foreign corporate	227.3	(4.6)	7.6	(1.0)	234.9	(5.6)
Total fixed maturity securities	$1,755.1	$(29.2)	$44.9	$(3.7)	$1,800.0	$(32.9)
Equity securities:
Non-redeemable preferred stocks	$64.4	$(1.0)	$1.9	$(0.1)	$66.3	$(1.1)

Total gross unrealized losses represent approximately 1% and 2% of the aggregate fair value of the related securities as of December 31, 2017 and 2016, respectively. Approximately 60% and 89% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of December 31, 2017 and 2016, respectively. The total gross unrealized losses are comprised of 686 and 796 individual securities as of December 31, 2017 and 2016, respectively. In accordance with its policy described above, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of December 31, 2017 and 2016. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2017, the Company did not intend to sell these fixed maturity securities and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of their amortized cost basis. The non-redeemable preferred stocks are perpetual preferred securities that have characteristics of both debt and equity securities. To evaluate these securities, the Company applies an impairment model similar to that used for the Company's fixed maturity securities. As of December 31, 2017, the Company did not intend to sell these securities and it was not more likely than not that the Company would be required to sell them and no underlying cash flow issues were noted. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2017, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$22.2	$22.1
Due after one year through five years	504.0	500.2
Due after five years through ten years	412.6	407.6
Due after ten years	125.4	123.7
Total	1,064.2	1,053.6
Asset-backed	27.7	27.6
Commercial mortgage-backed	13.1	12.4
Residential mortgage-backed	387.5	380.2
Total	$1,492.5	$1,473.8

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of December 31, 2017, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon, and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $12.7 million as of December 31, 2017 and from less than $0.1 million to $12.6 million as of December 31, 2016.
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
The following summarizes the Company's loan-to-value and average debt-service coverage ratios as of the dates indicated:

	December 31, 2017
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$671.2	100.0%	2.05
Less valuation allowance	(1.0)
Net commercial mortgage loans	$670.2

	December 31, 2016
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Debt-Service Coverage Ratio
70% and less	$595.5	95.1%	1.92
71 – 80%	9.9	1.6%	1.15
81 – 95%	16.1	2.5%	1.27
Greater than 95%	4.8	0.8%	3.86
Gross commercial mortgage loans	626.3	100.0%	1.91
Less valuation allowance	(2.3)
Net commercial mortgage loans	$624.0

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. An additional valuation allowance is established for incurred, but not specifically identified impairments. Changing economic conditions affect the Company's valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, the Company monitors the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced a reduction in debt-service coverage ratio.
In 2017, the loan valuation allowance was decreased by $1.3 million based upon the valuation allowance analysis.
As of December 31, 2017, the Company had mortgage loan commitments outstanding of approximately $6.1 million.
The Company has short term investments and fixed maturities of $459.5 million and $437.4 million as of December 31, 2017 and 2016, respectively, on deposit with various governmental authorities as required by law.
The Company utilizes derivative instruments on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument.  The derivatives do not qualify as effective hedges for accounting purposes; therefore, they are marked-to-market and the gain or loss is recognized in the statement of operations in fees and other income, underwriting, general and administrative expenses, and realized gains (losses). As of December 31, 2017 and 2016, amounts related to derivative assets were $15.6 million and $25.9 million, respectively, while derivative liabilities were $24.4 million and $40.8 million, respectively, all of which are included in the consolidated balance sheets. The gain (loss) recorded in the results of operations totaled $13.4 million, $19.3 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities which may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
Consolidated VIEs

In January 2017, one of our subsidiaries registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser. The subsidiary (or one of its affiliates) was registered to manage and invest in CLOs and conduct other forms of investment activities. In connection with the planned formation of CLO structures, the Company formed two special purpose entities, which were capitalized with $70.0 million to begin purchasing senior secured leveraged loans. The entities have been funded with equity from the Company’s wholly owned subsidiaries. Subsequent to capitalization, both of the CLOs entered into short-term warehouse credit facilities to fund the purchase of additional senior secured leveraged loans. The Company closed its first CLO in November 2017 and the short-term warehouse credit facility funding for that CLO was repaid.
In December 2016, the Company formed a special purpose entity for a real estate fund which was capitalized with cash contributions from the Company’s wholly owned subsidiaries. In December 2017, the special purpose entity received $10.9 million in contributions from third party investors to participate in a real estate fund. The contribution from third party investors was recorded as a non-controlling interest.
The Company determined the CLOs and real estate fund are VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its affiliates’ role as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entity, which exposes it to losses and the right to receive benefits that could potentially be significant to the entities.
Collateralized Loan Obligations: The CLO entities are considered to be collateralized financing entities, whereby the carrying value of the CLO liabilities are set equal to the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the beneficial interests of the Company retained in the CLO. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned, and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated income statement.
At December 31, 2017, the Company and its subsidiaries have an investment of 9.4% of the most subordinated debt tranche of its first CLO, which closed in November 2017. At December 31, 2017, there were liabilities of $82.8 million related to a short-term warehouse credit facility in connection with the second CLO. The assets of the CLOs are legally isolated from the creditors of the Company and can only be used to settle the obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligations to satisfy the liabilities of the CLOs. The carrying value of the Company’s investment in the two CLOs was $72.8 million with unfunded commitments of $9.0 million as of December 31, 2017.
Real Estate Fund: Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund, and investment management fees earned. The Company has a majority investment in this fund in the form of an equity interest. Investment returns are allocated to investors in relation to their ownership percentage. The carrying value of the Company’s investment in the real estate fund was $89.1 million with unfunded commitments of $11.0 million as of December 31, 2017.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities

The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 7 for the definition of the three levels of the fair value hierarchy. The following table presents the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis. Amounts presented are as of December 31, 2017. There were no balances in prior years.

	December 31, 2017
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$54.5	$54.5	(1)	$—	$—
Corporate debt securities	570.3	—		570.3	—
Real estate fund	84.7	—		—	84.7
Total financial assets	$709.5	$54.5		$570.3	$84.7

Financial Liabilities
Collateralized loan obligation notes	$450.7	$—		$450.7	$—
Total financial liabilities	450.7	—		450.7	—

(1)	Amounts consist of money market funds.

Level 2 Securities
Corporate debt securities: These assets are comprised of senior secured leveraged loans. The Company values these securities using estimates of fair value from a pricing service which utilizes the market valuation technique. The primary observable market inputs used by the pricing service are prices of reported trades from dealers. The fair value is calculated using a simple average of the prices received.
Collateralized loan obligation notes: As the Company elected the measurement alternative, the carrying value of the CLOs debt is set equal to the fair value of the CLO assets. The CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets.
Level 3 Securities
Real estate fund: These assets are comprised of investments in limited partnerships whose underlying investments are real estate properties. The market, income and cost approach valuation techniques are used to calculate fair value as appropriate given the type of real estate property, as well as the use of independent external appraisals. Significant unobservable inputs for example: capitalization rates, discount rates, market comparables, expense growth rates, leasing assumptions and replacement costs, are used as appropriate to calculate fair value.
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the year ended December 31, 2017:

	For the Year Ended December 31, 2017
	Balance, beginning of period	Total income included in earnings	Purchases	Transfers in (1)	Reclassified to cash (2)	Balance, end of period
Real estate fund	$—	$0.6	$55.1	$44.3	$(15.3)	$84.7

(1)
Transfer in represents real estate fund balance reclassified to consolidated investment entities in 2017. Prior to contributions from third party investors, the Company’s investment in the real estate fund was reported within Other Investments.

(2)	Reclassified to cash represents amounts included in cash and cash equivalents of consolidated investment entities.

Non-Consolidated VIEs

The Company invests in private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met, but involvement is considered significant. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2017, the Company's maximum exposure to loss is a recorded carrying value of $209.2 million and unfunded commitments of $19.5 million.
Commercial Mortgage Loan Securitization
On May 31, 2016, the Company transferred $259.7 million of certain commercial mortgage loans on real estate into a trust. Upon transfer, the loans were securitized as a source of funding for the Company and as a means of transferring the economic risk of the loans to third parties. The securitized assets are legally isolated from the creditors of the Company and can only be used to settle obligations of the trust. The securitization of the assets was accounted for as a sale. The Company does not have the power to direct the activities of the trust, nor does it provide guarantees or recourse to the trust other than standard representations and warranties. The Company retained an interest in the trust in the form of subordinate securities issued by the trust. The trust is a VIE that the Company does not consolidate.
The cash proceeds, including accrued investment income, from the securitization were $269.8 million, with a corresponding realized gain of $9.1 million. At closing, the Company purchased $30.8 million of securities at fair value from the trust. As of December 31, 2017, the maximum loss exposure the Company has to the trust is $23.5 million. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the Company’s ongoing other-than-temporary impairment review. See Note 7, Fair Values, Inputs, and Valuation Techniques for Financial Assets and Liabilities Disclosures for further description of the Company’s fair value inputs and valuation techniques.
See Note 2 for further information related to the significant accounting policies related to VIEs.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

	December 31, 2017
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$182.6	$—		$182.6		$—
State, municipalities and political subdivisions	326.2	—		326.2		—
Foreign governments	596.8	1.0		595.8		—
Asset-backed	190.2	—		150.8		39.4
Commercial mortgage-backed	38.1	—		9.5		28.6
Residential mortgage-backed	1,109.4	—		1,109.4		—
U.S. corporate	5,371.3	—		5,350.2		21.1
Foreign corporate	1,848.0	—		1,802.7		45.3
Equity securities:
Common stocks	17.7	17.0		0.7		—
Non-redeemable preferred stocks	350.3	—		348.1		2.2
Short-term investments	284.1	141.6	(2)	142.5		—
Other investments	253.9	71.2	(1)	172.7	(3)	10.0	(4)
Cash equivalents	544.9	519.1	(2)	25.8	(3)	—
Other assets	2.1	—		—		2.1	(5)
Assets held in separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial assets	$12,916.2	$2,385.1		$10,382.4		$148.7

Financial Liabilities
Other liabilities	$128.7	$71.2	(1)	$1.0	(5)	$56.5	(6)
Liabilities related to separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial liabilities	$1,929.3	$1,706.4		$166.4		$56.5

	December 31, 2016
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$174.9	$—		$174.9		$—
State, municipalities and political subdivisions	476.1	—		476.1		—
Foreign governments	568.5	1.0		567.5		—
Asset-backed	3.7	—		3.7		—
Commercial mortgage-backed	38.4	—		10.6		27.8
Residential mortgage-backed	1,101.3	—		1,101.3		—
U.S. corporate	5,461.2	—		5,416.7		44.5
Foreign corporate	1,748.0	—		1,714.7		33.3
Equity securities:
Common stocks	20.8	20.1		0.7		—
Non-redeemable preferred stocks	400.6	—		398.4		2.2
Short-term investments	227.7	52.7	(2)	175.0		—
Other investments	265.1	64.9	(1)	196.7	(3)	3.5	(4)
Cash equivalents	646.6	644.6	(2)	2.0	(3)	—
Other assets	0.6	—		0.3	(5)	0.3	(5)
Assets held in separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial assets	$12,783.7	$2,256.2		$10,415.9		$111.6

Financial Liabilities
Other liabilities	$119.9	$64.9	(1)	$0.9	(5)	$54.1	(6)
Liabilities related to separate accounts	1,650.2	1,472.9	(1)	177.3	(3)	—
Total financial liabilities	$1,770.1	$1,537.8		$178.2		$54.1

(1)	Primarily includes mutual funds.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes other derivatives.

(6)	Primarily includes contingent consideration liabilities related to business combinations and other derivatives

There were no transfers between Level 1 and Level 2 financial assets during 2017 or 2016. However, there were transfers between Level 2 and Level 3 financial assets in 2017 and 2016, which are reflected in the “Transfers in” and “Transfers out” columns in the table below. Transfers between Level 2 and Level 3 most commonly occur from changes in the availability of observable market information and the re-evaluation of the observability of pricing inputs. Any remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized (losses) gains included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed securities	$—	$3.3	$(2.2)	$165.6	$(20.0)	$2.6	$(109.9)	$39.4
Commercial mortgage-backed	27.8	(4.9)	0.3	5.4	—	—	—	28.6
U.S. corporate	44.5	0.6	0.8	15.4	(13.4)	9.2	(36.0)	21.1
Foreign corporate	33.3	(0.1)	(0.3)	25.5	(2.3)	16.5	(27.3)	45.3
Equity Securities
Non-redeemable preferred stocks	2.2	—	—	—	—	—	—	2.2
Other investments	3.5	(6.0)	(0.1)	17.7	(0.1)	—	(5.0)	10.0
Other assets	0.3	(0.2)	—	2.0	—	—	—	2.1
Financial Liabilities
Other liabilities	(54.1)	0.7	—	(3.4)	0.3	—	—	(56.5)
Total level 3 assets and liabilities	$57.5	$(6.6)	$(1.5)	$228.2	$(35.5)	$28.3	$(178.2)	$92.2

	Year Ended December 31, 2016
	Balance, beginning of period	Total (losses) gains (realized/ unrealized) included in earnings (1)	Net unrealized losses included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
States, municipalities and political subdivisions	$—	$—	$—	$3.6	$(3.6)	$—	$—	$—
Commercial mortgage-backed	0.2	(2.0)	(1.0)	30.8	(0.2)	—	—	27.8
U.S. corporate	34.5	0.4	(0.1)	28.9	(5.1)	16.3	(30.4)	44.5
Foreign corporate	28.6	0.1	(0.4)	1.7	(1.5)	4.8	—	33.3
Equity Securities
Non-redeemable preferred stocks	2.3	—	(0.1)	—	—	—	—	2.2
Other investments	2.2	(1.0)	—	2.4	(0.1)	—	—	3.5
Other assets	0.4	(0.1)	—	—	—	—	—	0.3
Financial Liabilities
Other liabilities	(38.2)	8.6	—	(24.5)	—	—	—	(54.1)
Total level 3 assets and liabilities	$30.0	$6.0	$(1.6)	$42.9	$(10.5)	$21.1	$(30.4)	$57.5

(1)	Included as part of net realized gains on investments in the consolidated statement of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and the re-evaluation of the observability of pricing inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the periods ended December 31, 2017 and 2016, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2017 and 2016 consisted of mutual funds and money market funds, foreign government fixed maturities and common stocks that are publicly listed and/or actively traded in an established market.

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

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2017 and 2016 consisted of fixed maturity and equity securities and derivatives. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes which cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities, $3.0 million and $5.7 million were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2017 and 2016, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $133.6 million and $102.3 million were priced internally using independent and non-binding broker quotes as of December 31, 2017 and 2016, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price.

Other investments and other liabilities: The Company prices swaptions and Mexican peso foreign exchange options using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. The Company prices credit default swaps using non-binding quotes provided by market makers or broker-dealers who are recognized as market participants. Inputs factored into the non-binding quotes include trades in the actual credit default swap which is being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity. The net option related to the investment in Iké is valued using an income approach; specifically, a Monte Carlo simulation option pricing model. The inputs to the model include, but are not limited to, the projected normalized earnings before interest, tax, depreciation, and amortization (EBITDA) and free cash flow for the underlying asset, the discount rate, and the volatility of and the correlation between the normalized EBITDA and the value of the underlying asset. Significant increases (decreases) in the projected normalized EBITDA relative to the value of the underlying asset in isolation would result in a significantly higher (lower) fair value. The fair value of the contingent consideration is estimated using a discounted cash flow model. Inputs may include future business performance, earn out caps, and applicable discount rates.

Other assets: A non-pricing service source prices certain derivatives using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.

Management evaluates the following factors in order to determine whether the market for a financial asset is inactive. The factors include, but are not limited to whether:

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

For its 2017 annual goodwill impairment test, the Company chose the option to perform a qualitative assessment for our Global Housing, Global Lifestyle and Global Preneed reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units' fair value was more than their carrying amount, therefore further impairment testing was not necessary.

There was no remaining goodwill or material other intangible assets measured at fair value on a non-recurring basis on which an impairment charge was recorded as of December 31, 2017 and 2015. In 2016, there was a $16.7 impairment charge related to trade names that will no longer be used or defended by the Company.

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

Other investments: Other investments include equity investments accounted for under the cost method, Certified Capital Company and low income housing tax credits, business debentures, credit tenant loans and social impact loans which are recorded at cost or amortized cost, as well as policy loans. The carrying value reported for these investments approximates fair value. Due to the nature of these investments, there is a lack of liquidity in the primary market which results in the holdings being classified as Level 3.

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

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets:

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$670.2	$679.2	$—	$—	$679.2
Other investments	84.4	84.4	36.3	—	48.1
Total financial assets	$754.6	$763.6	$36.3	$—	$727.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$634.3	$642.5	$—	$—	$642.5
Funds withheld under reinsurance	179.8	179.8	179.8	—	—
Debt	1,068.2	1,174.4	—	1,174.4	—
Total financial liabilities	$1,882.3	$1,996.7	$179.8	$1,174.4	$642.5

	December 31, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$624.0	$634.9	—	—	$634.9
Other investments	74.8	74.8	38.5	—	36.3
Total financial assets	$698.8	$709.7	$38.5	—	$671.2
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$651.0	$680.4	—	—	$680.4
Funds withheld under reinsurance	111.7	111.7	111.7	—	—
Debt	1,067.0	1,159.7	—	1,159.7	—
Total financial liabilities	$1,829.7	$1,951.8	$111.7	$1,159.7	$680.4

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

8. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows:

	As of December 31,
	2017	2016
Insurance premiums receivable	$1,128.0	$1,102.0
Other receivables	121.8	145.6
Allowance for uncollectible amounts	(12.5)	(29.6)
Total	$1,237.3	$1,218.0

9. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; and (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.
In connection with the initial analysis of the impact of the TCJA, the Company recorded a discrete net tax benefit of $177.0 million for the corporate rate reduction in the period ending December 31, 2017. For various reasons that are discussed more fully below, the Company has not completed accounting for the income tax effects of certain elements of the TCJA. If the Company was able to make reasonable estimates of the impact of elements for which the analysis is not yet complete, the Company recorded provisional adjustments. If the Company was not yet able to make reasonable estimates of the impact of certain elements, the Company did not record any adjustments related to those elements and continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.
Although the accounting for the following elements of the TCJA is incomplete the Company has been able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of US federal corporate tax rate: The TCJA reduces the corporate tax rate to 21%, effective January 1, 2018. For deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”), the Company recorded a net provisional decrease of $177.0 million to deferred income tax expense for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, the amount may be impacted by other analyses related to the TCJA, including, but not limited to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and provisionally determined that it would not have any Transition Tax obligation as the net accumulated post-1986 E&P of the Company’s foreign subsidiaries was negative as of the measurement dates for determining the Transition Tax. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.
Global intangible low taxed income (“GILTI”): Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the company’s measurement of its deferred taxes (the “deferred method”). The selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the current structure and estimated future results of global operations, but also the intent and ability to modify the structure and/or our business. As such, the Company is not yet able to reasonably estimate the impact of this provision of the TCJA. Although the Company does not expect to have a material impact from GILTI, the Company has not made any adjustments related to potential GILTI tax in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.
Valuation allowances: The Company must determine whether valuation allowance assessments are impacted by various aspects of the TCJA. Since, as discussed herein, the Company has recorded an estimate related to certain portions of the TCJA, any corresponding determination of the need for or change in a valuation allowance is estimated.
The components of income tax (benefit) expense for the years ended December 31 were as follows:

	Years Ended December 31,
	2017	2016	2015
Pre-tax income:
Domestic	$336.3	$779.0	$126.8
Foreign	108.2	69.6	74.4
Total pre-tax income	$444.5	$848.6	$201.2

	Years Ended December 31,
	2017	2016	2015
Current (benefit) expense:
Federal and state	$(111.9)	$240.1	$40.6
Foreign	41.0	18.1	22.9
Total current (benefit) expense	(70.9)	258.2	63.5
Deferred (benefit) expense:
Federal and state	8.7	19.6	0.2
Foreign	(12.9)	5.4	(4.1)
Total deferred (benefit) expense	(4.2)	25.0	(3.9)
Total income tax (benefit) expense	$(75.1)	$283.2	$59.6

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2017	2016	2015
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Non-taxable investment income	(2.3)	(1.3)	(6.8)
Foreign earnings (1)	(2.3)	(1.9)	(5.2)
Non-deductible compensation	0.2	(0.1)	9.1
Non-deductible health insurer fee	—	1.8	6.9
Change in liability for prior year tax	(6.4)	—	—
Tax reform deferred revaluation (2)	(39.8)	—	—
Sale of subsidiary	—	—	(8.0)
Other	(1.3)	(0.1)	(1.4)
Effective income tax rate:	(16.9)%	33.4%	29.6%

(1)
Results for all years primarily include tax benefit associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and the realization of foreign tax credits for certain other subsidiaries. In addition, 2017, 2016 and 2015 reflect a benefit of 1.4%, 2.2% and 6.5%, respectively, related to international reorganizations.

(2)
The TCJA reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has recorded a benefit related to the revaluation of DTAs and DTLs of $177.0 million which has a (39.8)% impact to the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$(34.2)	$(37.0)	$(6.3)
Additions based on tax positions related to the current year	(1.0)	(1.0)	(30.7)
Reductions based on tax positions related to the current year	—	—	0.1
Additions for tax positions of prior years	(0.3)	(1.4)	(2.1)
Reductions for tax positions of prior years	28.2	3.8	0.4
Lapses	0.6	1.4	1.6
Balance at end of year	$(6.7)	$(34.2)	$(37.0)

Total unrecognized tax benefits of $6.8 million, $34.5 million, and $35.6 million for 2017, 2016, and 2015, respectively, which includes interest, would impact the Company’s consolidated effective tax rate if recognized. The reduction in the unrecognized benefits for tax positions of prior years primarily relates to the resolution of an uncertain tax position related to the completion of an IRS examination in 2017. This change was reflected as a benefit within tax expense for the year ended December 31, 2017. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s accounting policy is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $0.1 million, $0.6 million and $0.2 million, respectively, of interest expense related to income tax matters. The Company had $0.2 million, $0.2 million, and $1.7 million of interest accrued as of December 31, 2017, 2016 and 2015, respectively. No penalties have been accrued.
The Company does not anticipate any significant increase or decrease of unrecognized tax benefit within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2015. Substantially all non-U.S. income tax matters have been concluded for the years through 2010, and all state and local income tax matters have been concluded for the years through 2009.
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
Deferred Tax Assets
Policyholder and separate account reserves	$359.1	$571.7
Accrued liabilities	4.6	39.3
Investments, net	70.8	102.6
Net operating loss carryforwards	42.3	31.7
Deferred gain on disposal of businesses	26.9	81.3
Compensation related	27.2	37.8
Employee and post-retirement benefits	35.8	58.5
Unearned fee income	30.0	48.4
Other	39.3	78.6
Total deferred tax asset (1)	636.0	1,049.9
Less valuation allowance	(9.2)	(12.6)
Deferred tax assets, net of valuation allowance	626.8	1,037.3
Deferred Tax Liabilities
Deferred acquisition costs	(674.5)	(984.3)
Net unrealized appreciation on securities	(201.1)	(243.8)
Total deferred tax liability (1)	(875.6)	(1,228.1)
Net deferred income tax liability	$(248.8)	$(190.8)

(1)	2017 reflects the reduction of deferred tax assets and liabilities following the enactment of TCJA.

A cumulative valuation allowance of $9.2 million exists as of December 31, 2017 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
Other than for certain wholly owned Canadian subsidiaries, the Company plans to indefinitely reinvest the earnings in other jurisdictions. Under current U.S. tax law, no material income taxes are anticipated on future repatriation of earnings. Therefore, deferred taxes have not been provided.
At December 31, 2017, the Company had $177.8 million of net operating loss carryforwards that will expire if unused as follows:

Expiration Year	Amount
2018 - 2022	$31.4
2023 - 2027	11.6
2028 - 2032	1.0
2033 - 2037	61.3
Unlimited	72.5
$177.8

10. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows:

	December 31,
	2017	2016	2015
Beginning balance	$3,267.4	$3,150.9	$2,957.7
Costs deferred	1,549.2	1,458.7	1,587.5
Amortization	(1,332.1)	(1,342.2)	(1,394.3)
Ending balance	$3,484.5	$3,267.4	$3,150.9

11. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2017	2016
Land	$13.7	$14.9
Buildings and improvements	248.0	269.3
Furniture, fixtures and equipment	434.5	393.7
Total	696.2	677.9
Less accumulated depreciation	(348.6)	(334.3)
Total	$347.6	$343.6

In 2017, the Company recorded a net $5.7 million gain from the sale of a building that had been the headquarters of our Employee Benefits business, and the sale of a claims training center in Georgia. Depreciation expense for 2017, 2016 and 2015 amounted to $34.2 million, $41.7 million and $47.4 million, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

12. Goodwill
The Company has assigned goodwill to its operating segments for impairment testing purposes. The Corporate and Other segment is not assigned goodwill. A roll forward of goodwill by reportable segment is provided below.

	Global Housing	Global Lifestyle	Global Preneed	Consolidated
Balance at December 31, 2015 (1)	$304.4	$529.1	$—	$833.5
Acquisitions	16.5	4.0	—	20.5
Foreign currency translation and other	—	(23.1)	—	(23.1)
Reallocation among new reporting units (2)	—	(137.7)	137.7	—
Balance at December 31, 2016 (1)	320.9	372.3	137.7	830.9
Acquisitions	65.8	4.2	—	70.0
Foreign currency translation and other	—	16.3	0.5	16.8
Balance at December 31, 2017 (1)	$386.7	$392.8	$138.2	$917.7

(1)	Includes $1.26 billion of accumulated impairment losses.

(2)
Effective December 31, 2016, the Company changed its segment reporting structure. Global Preneed was previously reported together with Global Lifestyle. Goodwill was reallocated between the Global Lifestyle and Global Preneed reporting units using the relative fair value allocation approach.

13. VOBA and Other Intangible Assets
Information about VOBA is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Beginning balance	$32.1	$41.2	$45.5
Additions	—	—	4.1
Amortization, net of interest accrued	(7.9)	(9.2)	(8.3)
Foreign currency translation and other	0.2	0.1	(0.1)
Ending balance	$24.4	$32.1	$41.2

As of December 31, 2017, the outstanding balance of VOBA is primarily attributable to the Global Preneed segment. VOBA in the preneed life insurance business assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2017 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2018	$7.1
2019	6.6
2020	6.3
2021	0.8
2022	0.7
Thereafter	2.9
Total	$24.4

Information about other intangible assets is as follows:

	As of December 31,
	2017			2016
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles (1)	$73.1	$(13.5)	$59.6	$16.5	$(8.2)	$8.3
Customer related intangibles	478.2	(261.4)	216.8	469.2	(257.1)	212.1
Marketing related intangibles (2)	7.9	(7.6)	0.3	16.0	(15.1)	0.9
Technology based intangibles	36.2	(24.3)	11.9	36.7	(17.7)	19.0
Total	$595.4	$(306.8)	$288.6	$538.4	$(298.1)	$240.3

(1)	2017 includes $2.1 million of indefinite-lived intangible assets.

(2)	In 2016, the net amount was reduced for a $16.7 million intangible asset impairment charge related to trade names that will no longer be used or defended by the Company.

Other intangible assets amortization for 2017, 2016 and 2015 amounted to $72.6 million, $67.7 million and $71.7 million, respectively.

Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets with finite lives are as follows:

Year	Amount
2018	$65.3
2019	50.0
2020	43.2
2021	34.0
2022	20.1
Thereafter	73.9
Total other intangible assets with finite lives	$286.5

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
Total incurred but not reported (“IBNR”) reserves are determined by subtracting case basis incurred losses from the ultimate loss and loss adjustment expense estimates. Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods employed by the Company include the Chain Ladder, Munich Chain Ladder, and Bornhuetter-Ferguson. Reportable catastrophes are analyzed and reserved for separately using a frequency and severity approach. The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, loss development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and an estimate of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing greater variability in incurred to paid ratios.
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
Disposed and Runoff Short Duration Insurance Lines
The Company has runoff exposure to asbestos, environmental and other general liability claims arising from our participation in certain reinsurance pools from 1971 through 1985 from contracts discontinued many years ago. The amount of carried case reserves are based on recommendations of the various pool managers. Using information currently available, and after consideration of the reserves reflected in the consolidated financial statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
Disposed business includes certain medical policies no longer offered and AEB policies disposed of via reinsurance. Reserves and reinsurance recoverables for previously disposed business are included in the consolidated balance sheets. See Note 15 for further information.
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
For business issued during 2017 and 2016, discount rates ranged between 1.5% and 4.25%. Death benefit increases for business issued during 2017 and 2016 ranged between less than 0.1% to 3.0%. Canadian annuity products typically have surrender charges that vary by product series and premium paying period. Surrender charges on U.S. annuity contracts generally range from 7.0% to 0.0% and grade to zero over a period of seven years.
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
Reserves and reinsurance recoverables for previously disposed FFG and LTC businesses are included in the consolidated balance sheets. See Note 15 for further information.
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable balances represent the liability for unpaid loss and loss adjustment expenses and are comprised of case and IBNR reserves.
Since unpaid loss and loss adjustment expenses are estimates, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates, which is referred to as either unfavorable or favorable development, respectively.

	Years Ended December 31,
	2017	2016	2015
Claims and benefits payable, at beginning of year	$3,301.2	$3,896.7	$3,698.6
Less: Reinsurance ceded and other	(2,718.2)	(1,496.5)	(1,254.4)
Net claims and benefits payable, at beginning of year	583.0	2,400.2	2,444.2
Incurred losses and loss adjustment expenses related to:
Current year	1,965.0	2,028.9	4,973.4
Prior year's interest	—	9.8	59.8
Prior years	(58.5)	(196.2)	(150.9)
Total incurred losses and loss adjustment expenses	1,906.5	1,842.5	4,882.3
Paid losses and loss adjustment expenses related to:
Current year	1,536.4	1,595.7	3,846.0
Prior years	364.2	2,064.0	1,080.3
Total paid losses and loss adjustment expenses	1,900.6	3,659.7	4,926.3
Net claims and benefits payable, at end of year	588.9	583.0	2,400.2
Plus: Reinsurance ceded and other (1)	3,193.3	2,718.2	1,496.5
Claims and benefits payable, at end of year (1)	$3,782.2	$3,301.2	$3,896.7

(1)
Includes reinsurance recoverables and claims and benefits payable of $555.0 million, $153.3 million and $64.0 million as of December 31, 2017, 2016 and 2015 which was ceded to the U.S. government. Assurant acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company experienced net favorable development in all three years. In 2017, favorable development was comparatively lower than 2016 and 2015 primarily due to the absence of favorable development from the discontinued AEB business sold during the first quarter of 2016 and lower contribution from the runoff of the Assurant Health business. AEB contributed favorable development of $42.5 million and $35.7 million in 2016 and 2015, respectively. The favorable development was attributed to lower mortality rates and higher claim recovery rates than assumed in the Company’s prior year reserving estimates. Assurant Health contributed favorable development of $8.8 million, $68.4 million, and $39.3 million in 2017, 2016, and 2015, respectively. Lower medical provider utilization and lower than expected medical inflation drove the favorable development. The remaining favorable development was primarily attributable to the Global Lifestyle and Global Housing businesses. Global Lifestyle had favorable development of $30.9 million, $42.8 million and $45.0 million in 2017, 2016 and 2015, respectively, while Global Housing experienced favorable development of $10.2 million, $30.0 million and $13.6 million in 2017, 2016 and 2015, respectively. These results exclude impacts from insignificant categories of loss reserves included in the reconciliation presented below. A more detailed explanation of the claims development from Global Lifestyle and Global Housing is presented below, including claims development by accident year. Reserves for the longer-tail property coverages (e.g., asbestos, environmental, and other general liability) had no material changes in estimated amounts for incurred claims in prior years.
The following tables represent the Global Lifestyle and Global Housing segments’ incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2017. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances in Global Lifestyle and Global Housing. In addition, the tables present the total of IBNR plus expected development on reported claims by accident year and the cumulative number of reported claims as supplementary information. Foreign exchange rates have been applied to the loss development data presented below using December 31, 2017 exchange rates for all periods to remove the impact of exchange rate movements over time, and thereby enhancing the comparability of the data. Five years of claims development information is provided since the significant majority of the claims are fully developed after five years, as shown in the payout ratio tables. In 2017, the presentation of incurred and paid claims for Global Housing includes prior year data for Caribbean and Latin American property business that was previously excluded due to immateriality.
Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						As of December 31, 2017
For the Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
2013	$620.0	$587.3	$584.6	$584.9	$584.6	$0.4	4,714,842
2014		731.6	697.4	695.2	694.5	0.7	8,234,935
2015			681.4	643.3	640.5	1.3	8,480,667
2016				698.5	668.9	4.6	9,007,091
2017					733.5	94.2	7,685,572
				Total	$3,322.0

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
2013	$491.8	$577.2	$581.7	$583.6	$583.8
2014		591.1	687.6	692.8	693.4
2015			539.3	633.4	638.3
2016				561.3	659.1
2017					593.0
Total					$3,167.6
Outstanding claims and benefits payable before 2013, net of reinsurance					1.6
Claims and benefits payable, net of reinsurance					$156.0

Average annual payout of incurred claims by age, net of reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
84.4%	14.6%	0.8%	0.2%	—%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims, gross of reinsurance. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that our reinsurance includes non-proportional treaties.

Using the December 31, 2017 foreign exchange rates for all years, Global Lifestyle experienced $32.6 million of favorable loss development in 2017, compared to favorable loss development of $39.7 million in 2016 and $36.7 million in 2015. These amounts are based on the change in net incurred losses from the claims development triangles above, plus additional impacts from accident years prior to 2013. Credit insurance and extended service contract products have been the main contributors of the favorable development in all years presented, some of which is contractually subject to retrospective commission payments. The U.S. and European credit insurance businesses have been in runoff over the past three years. The loss experience, particularly loss frequency, has been more favorable than was anticipated in the prior years’ reserving processes. In 2017, the favorable development decreased among extended service contracts and credit insurance products. The reduction was attributable to changing client mix and consideration of prior development trends when finalizing year-end 2016 reserves. In 2016, the favorable loss development was also impacted by improved results for mobile after reserves had been strengthened at year-end 2015 in response to reserve deficiencies from the prior years. In 2015, extended service contracts saw a reversal of the higher loss ratio trends experienced through 2014, which led to favorable development on accident year 2014 losses.
Foreign exchange rate movements over time caused the reserve redundancies shown in the Reserve Roll Forward table to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year are $(1.7) million in 2017, $3.1 million in 2016, and $8.3 million in 2015. The claims development tables above remove the impact due to changing foreign exchange rates over time.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						As of December 31, 2017
For the Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
2013	$746.1	$752.4	$770.7	$774.5	$776.0	$3.7	196,468
2014		897.3	856.5	856.2	857.2	8.4	211,845
2015			792.2	753.0	758.7	17.5	197,098
2016				851.6	833.4	38.8	197,122
2017					955.5	189.3	214,844
				Total	$4,180.8

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017
2013	$511.9	$708.4	$747.8	$762.9	$770.4
2014		595.6	794.2	831.4	845.3
2015			518.6	702.9	733.1
2016				599.1	780.5
2017					695.0
Total					$3,824.3
Outstanding claims and benefits payable before 2013, net of reinsurance					4.0
Claims and benefits payable, net of reinsurance					$360.5

Average annual payout of incurred claims by age, net of reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
69.3%	23.5%	4.4%	1.8%	1.0%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims, gross of reinsurance. Claim frequency is determined at a claimant reporting level. Depending on the nature of the product and related coverage triggers, it is possible for a claimant to contribute multiple claim counts in a given policy period. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that our reinsurance includes non-proportional treaties.

In 2017, Global Housing experienced $10.2 million of favorable loss development, compared to favorable loss development of $30.0 million in 2016 and $13.6 million in 2015. These amounts are based on the change in net incurred losses from the claims development triangles above, plus additional impacts from accident years prior to 2013. In 2017, favorable development decreased due to the moderating favorable trend in theft and vandalism claims across lender-placed homeowners products, partially offset by $5.2 million of favorable development from Hurricane Matthew. In 2016, the favorable loss development was driven by continued favorable theft and vandalism trends on lender-placed homeowners products from accident year 2015. In 2015, the favorable loss development was driven by improved non-catastrophe loss experience from accident year 2014 among lender-placed homeowners products, offsetting unfavorable development from accident years 2013 and prior that was attributable to higher than anticipated theft and vandalism frequency and severity trends. The reversal in the theft and vandalism trends in accident year 2014 is attributed in part to improvements in the housing market and overall economic recovery.
Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2017
Net outstanding liabilities
Global Lifestyle	$156.0
Global Housing	360.5
Other short-duration insurance lines (1)	31.6
Disposed short-duration insurance lines (AH)	9.3
Claims and benefits payable, net of reinsurance	557.4

Reinsurance recoverable on unpaid claims
Global Lifestyle	118.9
Global Housing	886.6
Other short-duration insurance lines (2)	4.6
Disposed short-duration insurance lines (AEB and AH)	793.8
Total reinsurance recoverable on unpaid claims	1,803.9

Insurance lines other than short-duration	1,411.7
Unallocated claim adjustment expense	9.2
Total claims and benefits payable	$3,782.2

(1)	Asbestos and pollution reserves make up $24.2 million of the other short-duration lines.

(2)	Asbestos and pollution recoveries account for the full amount of the total for other short-duration lines.

15. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2017	2016
Ceded future policyholder benefits and expense	$4,440.9	$4,523.3
Ceded unearned premium	2,014.5	1,836.6
Ceded claims and benefits payable	3,183.0	2,643.2
Ceded paid losses	151.8	80.1
Total	$9,790.2	$9,083.2

A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a periodic basis, at least annually. The following table provides the reinsurance recoverable as of December 31, 2017 grouped by A.M. Best rating:

Best Ratings of Reinsurer_____	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$3,022.4	$44.1	$2,111.0	$32.6	$5,210.1
A or A-	425.6	46.9	335.1	105.8	913.4
B++ or B+	987.2	20.9	35.7	0.5	1,044.3
B or B-	0.2	—	—	—	0.2
Not Rated (1)	5.5	1,902.6	701.2	13.2	2,622.5
Total	4,440.9	2,014.5	3,183.0	152.1	9,790.5
Less: Allowance	—	—	—	(0.3)	(0.3)
Net reinsurance recoverable	$4,440.9	$2,014.5	$3,183.0	$151.8	$9,790.2

(1)
Not Rated ceded claims and benefits payable includes reinsurance recoverables of $555.0 million as of December 31, 2017 which was ceded to the U.S. government. Assurant acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The A.M. Best financial strength ratings for Sun Life, John Hancock and The Hartford, the reinsurers with the largest reinsurance recoverable balances, are A+ and A+ and B++, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life and John Hancock. The A.M. Best ratings of The Hartford are currently under review with developing implications. The total amount of recoverable for these three reinsurers is $6.09 billion as of December 31, 2017. Most of the assets backing reserves relating to reinsurance recoverables from these counterparties are held in trust.
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
An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $0.3 million at both December 31, 2017 and 2016. There were no additions or write-downs charged against the allowance during 2017 or 2016.
The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2017			2016			2015
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$440.3	$9,090.5	$9,530.8	$472.1	$9,202.7	$9,674.8	$509.1	$11,091.6	$11,600.7
Premiums assumed	3.7	150.2	153.9	4.6	365.3	369.9	8.4	517.6	526.0
Premiums ceded	(372.1)	(4,908.5)	(5,280.6)	(385.5)	(4,651.9)	(5,037.4)	(289.0)	(3,486.7)	(3,775.7)
Net earned premiums	$71.9	$4,332.2	$4,404.1	$91.2	$4,916.1	$5,007.3	$228.5	$8,122.5	$8,351.0
Direct policyholder benefits	$918.2	$5,521.3	$6,439.5	$1,517.9	$4,203.3	$5,721.2	$937.9	$6,024.4	$6,962.3
Policyholder benefits assumed	14.6	213.5	228.1	15.1	154.2	169.3	20.0	290.9	310.9
Policyholder benefits ceded	(668.8)	(4,128.2)	(4,797.0)	(1,272.3)	(2,809.7)	(4,082.0)	(647.9)	(1,882.8)	(2,530.7)
Net policyholder benefits	$264.0	$1,606.6	$1,870.6	$260.7	$1,547.8	$1,808.5	$310.0	$4,432.5	$4,742.5

The Company had $596.5 million and $635.4 million, respectively, of invested assets held in trusts or by custodians as of December 31, 2017 and 2016, respectively, for the benefit of others related to certain reinsurance arrangements.
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
If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from Sun Life was $889.8 million and $1.08 billion as of December 31, 2017 and 2016, respectively. The reinsurance recoverable from The Hartford was $1.01 billion and $1.03 billion as of December 31, 2017 and 2016, respectively. The reinsurance recoverable from John Hancock was $4.19 billion and $4.18 billion as of December 31, 2017 and 2016, respectively.
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
As of December 31, 2017, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of Sun Life, The Hartford or John Hancock that reinsure the AEB, FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.
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

16. Debt
Senior Notes
In March 2013, the Company issued two series of senior notes with an aggregate principal amount of $700.0 million (the “2013 Senior Notes”). The Company received net proceeds of $698.1 million, which represents the principal amount less the discount before offering expenses. The first series is $350.0 million in principal amount, bears interest at 2.50% per year and is payable in a single installment due March 15, 2018 and was issued at a 0.18% discount. The second series is $350.0 million in principal amount, bears interest at 4.00% per year and is payable in a single installment due March 15, 2023 and was issued at a 0.37% discount. Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2013 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem each series of the 2013 Senior Notes in whole or in part at any time and from time to time before their maturity at the redemption price set forth in the Indenture. The 2013 Senior Notes are registered under the Securities Act of 1933, as amended.
The interest expense and related amortization incurred related to the 2013 Senior Notes was $23.8 million for the years ended December 31, 2017 and 2016, and $23.0 million for the year ended December 31, 2015. There was $6.6 million of accrued interest at both December 31, 2017 and 2016. The Company made interest payments on the 2013 Senior Notes of $11.4 million on March 15, 2017 and 2016 and September 15, 2017 and 2016.
In February 2004, the Company issued two series of senior notes with an aggregate principal amount of $975.0 million (the “2004 Senior Notes”). The Company received net proceeds of $971.5 million from this transaction, which represents the principal amount less the discount before offering expenses. The first series was $500.0 million in principal amount, issued at a 0.11% discount, bore interest at 5.63% per year and was repaid on February 18, 2014. The second series is $475.0 million in principal amount, bears interest at 6.75% per year and is payable in a single installment due in February 2034 and was issued at a 0.61% discount. Interest on the 2004 Senior Notes is payable semi-annually on February 15 and August 15 of each year. The 2004 Senior Notes are unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The remaining 2004 Senior Notes are not redeemable prior to maturity. All of the holders of the 2004 Senior Notes exchanged their notes in May 2004 for new notes registered under the Securities Act of 1933, as amended.
In December 2016, the Company completed a cash tender offer and purchased $100.0 million aggregate principal amount of the outstanding 6.75% 2004 Senior Notes due 2034, resulting in a $23.0 million loss on extinguishment of debt for the year ended December 31, 2016.
The interest expense and related amortization incurred related to the 2004 Senior Notes was $25.7 million, $32.1 million, and $32.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. There was $9.5 million of accrued interest at both December 31, 2017 and 2016. The Company made interest payments on the 2004 Senior Notes of $12.6 million on February 15, 2017 and August 15, 2017, and $16.0 million on February 15, 2016 and August 15, 2016.
Credit Facility
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the commercial paper program or in an amount sufficient to maintain the ratings assigned to the notes issued from the commercial paper program. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by a $450.0 million senior revolving credit facility, of which $441.0 million was available at December 31, 2017, due to $9.0 million of outstanding letters of credit related to this program.
On December 15, 2017, the Company entered into a five-year senior unsecured $450.0 million revolving credit agreement (the “2017 Credit Facility”) with a syndicate of banks arranged by JP Morgan Chase Bank, N.A. ("JP Morgan") and Wells Fargo, N.A. ("Wells Fargo"). The 2017 Credit Facility replaces the Company’s prior five-year $400.0 million revolving credit facility (“2014 Credit Facility”), entered into on September 16, 2014. The 2014 Credit Facility was scheduled to expire in September 2019, but was terminated upon the effectiveness of the 2017 Credit Facility. The 2017 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $450.0 million and is available until December 2022, provided the Company is in compliance with all covenants. The 2017 Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes. The Company may increase the total amount available under the 2017 Credit Facility up to $575.0 million, subject to certain conditions. No bank is obligated to provide commitments above their share of the $450.0 million facility. The agreement was amended and restated on January 29, 2018 to give effect to the Amended and Restated Merger Agreement but otherwise did not materially affect the rights or obligations of the Company and its subsidiaries thereunder. Refer to Note 27 for further information related to the pending TWG transaction.

The Company did not use the commercial paper program during the years ended December 31, 2017 and 2016 and there were no amounts relating to the commercial paper program outstanding at December 31, 2017 and 2016. The Company made no borrowings using the 2017 Credit Facility and no loans are outstanding at December 31, 2017.
Term Loan Facility
On December 15, 2017, the Company entered into a term loan agreement with a syndicate of banks arranged by JP Morgan, Morgan Stanley Senior Funding, Inc. ("Morgan Stanley") and Wells Fargo to establish a $350.0 million 364-day senior unsecured term loan credit facility (the “Term Loan Facility”). The Company may, subject to certain conditions, use the proceeds of the facility to finance the pending TWG transaction or to redeem $350.0 million of the Company's existing 2013 Senior Notes due March 2018. On January 29, 2018, the agreement was amended and restated to give effect to the Amended and Restated Merger Agreement but otherwise did not materially affect the rights or obligations of the Company and its subsidiaries thereunder. Refer to Note 27 for further information related to the pending TWG transaction. The Company made no borrowings using the Term Loan Facility and no loans are outstanding at December 31, 2017.
Bridge Loan Facility
On January 24, 2018, the Company entered into an amended and restated commitment letter with Morgan Stanley, JP Morgan, Wells Fargo, U.S. Bank National Association, KeyBank National Association and Bank of Montreal (collectively, the "lenders") to modify the commitment letter dated as of October 17, 2017 pursuant to which the lenders have committed to provide to the Company, subject to the terms and conditions set forth therein, the full amount of a 364-day $1.50 billion senior unsecured bridge loan facility ("Bridge Loan Facility"). Subject to certain conditions, the Company may use the proceeds of the facility to finance the pending TWG transaction. Refer to Note 27 for further information related to the pending TWG transaction.
Covenants
The 2017 Credit Facility and Term Loan Facility contain customary affirmative, negative and financial covenants and require that the Company maintain certain specified minimum ratios and thresholds. Among others, these covenants include maintaining a maximum debt to capitalization ratio and a minimum consolidated adjusted net worth. At December 31, 2017, the Company was in compliance with all such covenants, minimum ratios and thresholds.
17. Common Stock
Changes in the number of common stock shares outstanding are as follows:

	December 31,
	2017	2016	2015
Shares outstanding, beginning	55,941,480	65,850,386	69,299,559
Vested restricted stock and restricted stock units, net (1)	185,890	214,828	335,518
Issuance related to performance share units (1)	138,337	290,067	269,576
Issuance related to ESPP	85,314	104,751	130,622
Shares repurchased	(3,933,209)	(10,518,552)	(4,184,889)
Shares outstanding, ending	52,417,812	55,941,480	65,850,386

(1)	Vested restricted stock, restricted stock units and performance share units are shown net of shares retired to cover participant income tax liabilities.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B and 400,001 shares of Class C common stock are authorized but have not been issued.

18. Stock Based Compensation
In accordance with the guidance on share based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2017, 2016 and 2015, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.

Long-Term Equity Incentive Plan
Under the Assurant, Inc. Long-Term Equity Incentive Plan (“ALTEIP”), amended and restated in May 2017, the Company is authorized to issue up to 1,500,000 new shares of the Company's common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All future share-based grants will be awarded under the ALTEIP.
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
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2017 and 2016 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount and the payout levels for 2015 awards can vary between 0% and 150% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2017 and 2016 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating earnings per diluted share, excluding reportable catastrophe losses, as the two equally weighted performance measures for PSU awards in 2017 and 2016. Total shareholder return is defined as appreciation in Company stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating earnings per diluted share, excluding reportable catastrophe losses, is a Company-specific profitability metric and is defined as the Company’s net operating earnings, excluding reportable catastrophe losses, divided by the number of fully diluted shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date, and is not tied to the performance of peer companies.
2015 PSU Performance Goals. The Compensation Committee established book value per share (“BVPS”) growth excluding AOCI, revenue growth and total stockholder return as the three performance measures for PSU awards in 2015. BVPS growth is defined as the year-over-year growth of the Company’s stockholders’ equity excluding AOCI divided by the number of fully diluted total shares outstanding at the end of the period. Revenue growth is defined as the year-over-year change in total revenues as disclosed in the Company’s annual statement of operations. Total stockholder return is defined as appreciation in Company stock plus dividend yield to stockholders. Payouts will be determined by measuring performance against the average performance of companies included in an insurance industry market index.
The Company is using the S&P Total Market Index to measure the Company’s performance for 2015 PSU awards. Adjustments will be made to the S&P Total Market Index to exclude companies with revenues of less than $1.00 billion or that are not in the insurance or managed healthcare Global Industry Classification Standard codes. In addition, companies within the Company’s compensation peer group, but not otherwise in the S&P Total Market Index, will be included.
In May 2017, the Company modified its outstanding 2015 PSU awards (except those awarded to executive officers of the Company, as defined in Section 16 of the Exchange Act) to adjust the revenue growth metric for a change in program structure for a large service contract client, which impacted the accounting for revenues on a net instead of a gross basis. The 2015 PSU awards were previously modified in 2016, along with the 2014 PSU awards, to exclude the AEB and Assurant Health segment revenue from the revenue growth metric as a result of the Company's exit of the health insurance market in 2016 and the sale of AEB on March 1, 2016. All other terms of the awards remained unchanged. As a result of these changes, the net incremental benefit (expense) recognized in the years ended December 31, 2017 and 2016 was $0.9 million and $(2.7) million, respectively.

 Restricted Stock Units
A summary of the Company’s outstanding restricted stock units is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Shares outstanding at December 31, 2016	684,900	$71.72
Grants (1)	273,736	99.40
Vests (2)	(269,185)	67.90
Forfeitures and adjustments	(26,657)	84.35
Shares outstanding at December 31, 2017	662,794	$85.57
Shares vested, but deferred at December 31, 2017	49,973	$60.98

(1)	The weighted average grant date fair value for RSUs granted in 2016 and 2015 was $80.24 and $63.09, respectively.

(2)	The total fair value of RSUs vested was $29.4 million, $27.8 million and $35.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
RSU compensation expense	$23.7	$22.3	$22.0
Income tax benefit	(8.3)	(7.8)	(7.7)
RSU compensation expense, net of tax	$15.4	$14.5	$14.3

As of December 31, 2017, there was $17.7 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.18 years.
Performance Share Units
A summary of the Company’s outstanding performance share units is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2016	885,786	$68.74
Grants (1)	246,301	112.23
Vests (2)	(237,050)	64.93
Performance adjustment (3)	(76,165)	64.93
Forfeitures and adjustments	(20,280)	86.23
Performance share units outstanding, December 31, 2017	798,592	$83.30

(1)	The weighted average grant date fair value for PSUs granted in 2016 and 2015 was $81.30 and $61.82, respectively.

(2)	The total fair value of PSUs vested was $22.5 million, $39.7 million and $27.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Represents the change in shares issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of shares to be issued at the end of each performance period will range from 0% to 200% of the initial target awards for the 2017 and 2016 awards and 0% to 150% of the initial target awards for the 2015 awards.

The following table shows a summary of PSU activity during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
PSU compensation expense	$10.5	$18.1	$15.5
Income tax benefit	(3.7)	(6.3)	(5.4)
PSU compensation expense, net of tax	$6.8	$11.8	$10.1

Portions of the compensation expense recorded in prior periods were reversed in 2017 and 2015 since the Company's level of actual performance as measured against pre-established performance goals had declined. As of December 31, 2017, there was $21.5 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.84 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2017, 2016 and 2015 were based on the historical stock prices of the Company’s stock and peer insurance group. The expected term for grants issued during the years ended December 31, 2017, 2016 and 2015 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the year ended December 31,
	2017	2016	2015
Expected volatility	21.81%	20.46%	19.06%
Expected term (years)	2.81	2.81	2.81
Risk free interest rate	1.62%	1.08%	0.99%

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue up to 5,000,000 new shares to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, portions of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Participants must be employed on the last trading day of the offering period in order to purchase Company shares under the ESPP. The maximum number of shares that can be purchased is 5,000 per employee. Participants’ contributions are limited to a maximum contribution of $7.5 thousand per offering period, or $15.0 thousand per year.
The ESPP is offered to individuals who are scheduled to work a certain number of hours per week, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (employed less than 12 months), and have not been on a leave of absence for more than 90 days immediately preceding the offering period.
In January 2018, the Company issued 39,853 shares at a discounted price of $90.76 for the offering period of July 1, 2017 through December 31, 2017. In January 2017, the Company issued 42,947 shares at a discounted price of $79.15 for the offering period of July 1, 2016 through December 31, 2016.
In July 2017, the Company issued 42,367 shares to employees at a discounted price of $84.71 for the offering period of January 1, 2017 through June 30, 2017. In July 2016, the Company issued 45,649 shares to employees at a discounted price of $70.67 for the offering period of January 1, 2016 through June 30, 2016.
The compensation expense recorded related to the ESPP was $1.3 million for the years ended December 31, 2017, 2016 and 2015. The related income tax benefit for disqualified disposition was $0.2 million for the years ended December 31, 2017, 2016 and 2015.
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

	For awards issued during the year ended December 31,
	2017	2016	2015
Expected volatility	21.83 - 27.20%	18.30 - 22.02%	16.79 - 17.67%
Risk free interest rates	0.37 - 0.65%	0.13 - 0.49%	0.06 - 0.11%
Dividend yield	1.61 - 1.69%	1.74 - 1.89%	1.58 - 1.62%
Expected term (years)	0.5	0.5	0.5

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

19. Stock Repurchase
During the year ended December 31, 2017, the Company repurchased 3,933,209 shares of the Company’s outstanding common stock at a cost of $389.5 million, exclusive of commissions, leaving $293.4 million remaining under the total repurchase authorization at December 31, 2017 (considering the November 2016 and previous authorizations).
During the years ended December 31, 2016 and 2015, the Company repurchased 10,518,552 and 4,184,889 shares of the Company's outstanding common stock at a cost of $869.4 million and $284.7 million, respectively.
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

20. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Year Ended December 31, 2017
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive income before reclassifications	40.6	140.2	(2.7)	(22.1)	156.0
Amounts reclassified from accumulated other comprehensive income	—	(18.3)	—	1.7	(16.6)
Net current-period other comprehensive income (loss)	40.6	121.9	(2.7)	(20.4)	139.4
Balance at December 31, 2017	$(281.5)	$581.2	$17.9	$(83.6)	$234.0

	Year Ended December 31, 2016
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2015	$(270.7)	$495.5	$22.4	$(128.6)	$118.6
Change in accumulated other comprehensive income before reclassifications	(51.4)	67.9	(2.1)	80.4	94.8
Amounts reclassified from accumulated other comprehensive income	—	(104.1)	0.3	(15.0)	(118.8)
Net current-period other comprehensive (loss) income	(51.4)	(36.2)	(1.8)	65.4	(24.0)
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6

	Year Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2014	$(127.7)	$793.1	$26.6	$(136.2)	$555.8
Change in accumulated other comprehensive income before reclassifications	(143.0)	(270.3)	(5.6)	(3.1)	(422.0)
Amounts reclassified from accumulated other comprehensive income	—	(27.3)	1.4	10.7	(15.2)
Net current-period other comprehensive (loss) income	(143.0)	(297.6)	(4.2)	7.6	(437.2)
Balance at December 31, 2015	$(270.7)	$495.5	$22.4	$(128.6)	$118.6

The following tables summarize the reclassifications out of accumulated other comprehensive income.

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2017	2016	2015
Unrealized gains on securities	$(28.2)	$(160.2)	$(42.0)	Net realized gains on investments, excluding other-than-temporary impairment losses
	9.9	56.1	14.7	Provision for income taxes
	$(18.3)	$(104.1)	$(27.3)	Net of tax
OTTI	$—	$0.5	$2.2	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	—	(0.2)	(0.8)	Provision for income taxes
	$—	$0.3	$1.4	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of prior service cost	$—	$—	$(0.2)	(1)
Amortization of net loss	2.6	1.7	16.7	(1)
Gain on pension plan curtailment	—	(29.6)	—	Gain on pension plan curtailment
Loss due to pension freeze	—	4.8	—	Underwriting, general and administrative expenses
	2.6	(23.1)	16.5	Total before tax
	(0.9)	8.1	(5.8)	Provision for income taxes
	$1.7	$(15.0)	$10.7	Net of tax
Total reclassifications for the period	$(16.6)	$(118.8)	$(15.2)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 22 - Retirement and Other Employee Benefits for additional information.

21. Statutory Information
The Company’s insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the VOBA is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes, intangible assets and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP, and SAP allows net presentation of insurance reserves and reinsurance recoverables.

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries follow:

	Years Ended December 31,
	2017	2016	2015
Statutory net income (loss)
Property & Casualty (“P&C”) companies	$267.8	$288.5	$437.4
Life and Health (“L&H”) companies	214.0	600.2	(266.5)
Total statutory net income (1)	$481.8	$888.7	$170.9

	December 31,
	2017	2016
Statutory capital and surplus
P&C companies	$1,146.2	$1,175.6
L&H companies	412.0	508.9
Total statutory capital and surplus (2)	$1,558.2	$1,684.5

(1)
2016 includes amortization of the SAP basis of the deferred gain associated with the sale of AEB. 2015 includes higher loss experience and adverse claims development on 2015 individual major medical policies, a reduction in the 2014 estimated recoveries from the Affordable Care Act risk mitigation programs and $106.4 million (after-tax) of exit and disposal costs, including premium deficiency reserves, severance and retention costs, long-lived asset impairments and similar exit and disposal costs related to the decision to exit the health business mentioned above.

(2)
The December 31, 2017 statutory surplus was reduced by $95.0 million to support capital requirements of our statutory entities since the impact of TCJA on statutory financial statements resulted in admitted net deferred tax asset reductions.

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary state department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. The formula for the majority of the states in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some states limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some states exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some states have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2018 without regulatory approval is approximately $300.0 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

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

As of December 31, 2017, the TAC of each of our insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2017, the TAC of our life and health entities subject to RBC requirements was $454.2 million. The corresponding Authorized Control Level was $65.8 million. As of December 31, 2017, the TAC of our P&C entities subject to RBC requirements was $1.15 billion. The corresponding Authorized Control Level was $225.4 million.

22. Retirement and Other Employee Benefits
Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of Internal Revenue Code Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974 (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During 2017, there were no contributions to the Assurant Pension Plan. Due to the Plan's current funding status, no contributions to the Assurant Pension Plan are expected over the course of 2018. Assurant Pension Plan assets are maintained in a separate trust and as such are not included in the consolidated balance sheets of the Company. Plan assets and benefit obligations are measured as of December 31, 2017.
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
Effective January 1, 2014, the Assurant Pension Plan, Assurant Executive Pension Plan and Assurant Supplemental Executive Retirement Plan (“SERP”) were closed to new hires. Effective January 1, 2016, the Assurant Pension Plan was amended and split into two separate plans, the Assurant Pension Plan No. 1 (“Plan No. 1”) and the Assurant Pension Plan No. 2 (“Plan No. 2”). Plan No. 1 generally covers all eligible employees (including the active population as of January 1, 2016, the remainder of the terminated vested population and all Puerto Rico participants). Plan No. 2 generally includes a subset of the terminated vested population and the total population who commenced distribution of their accrued benefit prior to January 1, 2016. Assets for both plans remain in the Assurant, Inc. Pension Plan Trust. Effective December 31, 2017, Plan No. 1 and Plan No. 2 were merged back together into the Assurant Pension Plan.
Effective March 1, 2016, Plan No. 1, Plan No. 2, Assurant Executive Pension Plan, SERP and Retiree Medical Plan were amended such that no additional benefits will be earned after February 29, 2016. In connection with this amendment, the Company recorded a curtailment gain of $29.6 million in the first quarter 2016, which is included in the gain on pension curtailment caption in the consolidated statements of operations.
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

Pension Benefits and Retirement Health Benefits plan (together the “Plans”) information for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Pension Benefits			Retirement Health Benefits
	2017	2016	2015	2017	2016	2015
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(797.6)	$(1,018.6)	$(1,064.0)	$(96.5)	$(93.5)	$(96.3)
Service cost	—	(3.3)	(42.0)	—	—	(2.4)
Interest cost	(26.3)	(30.9)	(41.8)	(3.4)	(3.5)	(3.8)
Actuarial (loss) gain, including curtailments and settlements	(36.1)	215.6	52.2	(8.0)	(2.9)	5.9
Benefits paid	36.9	39.6	77.0	3.9	3.4	3.1
Projected benefit obligation at end of year	$(823.1)	$(797.6)	$(1,018.6)	$(104.0)	$(96.5)	$(93.5)
Change in plan assets
Fair value of plan assets at beginning of year	$774.8	$832.7	$879.2	$47.4	$46.9	$50.1
Actual return on plan assets	85.9	67.4	(5.5)	5.1	3.7	(0.3)
Employer contributions	11.2	17.1	37.7	0.2	0.2	0.2
Benefits paid (including administrative expenses)	(64.8)	(142.4)	(78.7)	(3.9)	(3.4)	(3.1)
Fair value of plan assets at end of year	$807.1	$774.8	$832.7	$48.8	$47.4	$46.9
Funded status at end of year	$(16.0)	$(22.8)	$(185.9)	$(55.2)	$(49.1)	$(46.6)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

For the years ended December 31, 2017, 2016 and 2015, the projected benefit obligations, the accumulated benefit obligations of Pension Benefits, and fair value of plan assets are as follows:

	Qualified Pension Benefits			Non-Qualified Pension Benefits			Total Pension Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Fair value of plan assets	$807.1	$774.8	$832.7	$—	$—	$—	$807.1	$774.8	$832.7
Projected benefit obligation	(725.8)	(697.8)	(884.7)	(97.3)	(99.8)	(133.9)	(823.1)	(797.6)	(1,018.6)
Funded status at end of year	$81.3	$77.0	$(52.0)	$(97.3)	$(99.8)	$(133.9)	$(16.0)	$(22.8)	$(185.9)
Accumulated benefit obligation	$725.8	$697.8	$764.7	$97.3	$99.8	$113.7	$823.1	$797.6	$878.4

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

As of January 1, 2017, the funded percentage was 136% for Plan No. 1 and 132% for Plan No. 2, respectively, on a PPA calculated basis (based on an actuarial average value of assets compared to the funding target). Therefore, benefit and payment restrictions did not occur during 2017. The 2017 funded measure will also be used to determine restrictions, if any, which can occur during the first nine months of 2018. Due to the funding status of Plan No. 1 and Plan No. 2 in 2016, no restrictions will exist before October 2018 (the time that the January 1, 2018 actuarial valuation needs to be completed). Also, based on the estimated funded status as of January 1, 2018, the Company does not anticipate any restrictions on benefits for the remainder of 2018.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Retirement Health Benefits
	2017	2016	2015	2017	2016	2015
Assets	$81.3	$77.0	$—	$—	$—	$—
Liabilities	$(97.3)	$(99.8)	$(185.9)	$(55.2)	$(49.1)	$(46.6)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits			Retirement Health Benefits
	2017	2016	2015	2017	2016	2015
Net (loss) gain	$(122.0)	$(96.4)	$(201.6)	$(6.1)	$(0.2)	$2.0
Prior service (cost) credit	(0.6)	(0.7)	(2.3)	—	—	4.2
	$(122.6)	$(97.1)	$(203.9)	$(6.1)	$(0.2)	$6.2

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost
Service cost	$—	$3.3	$42.0	$—	$—	$2.4
Interest cost	26.3	30.9	41.8	3.4	3.5	3.8
Expected return on plan assets	(50.0)	(54.6)	(53.9)	(3.0)	(3.0)	(3.2)
Amortization of prior service cost	—	—	0.7	—	—	(0.9)
Amortization of net loss (gain)	2.6	1.7	16.7	—	—	—
Curtailment/settlement charge	—	(20.5)	1.6	—	(4.2)	—
Net periodic benefit cost	$(21.1)	$(39.2)	$48.9	$0.4	$(3.7)	$2.1
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net loss (gain)	$28.1	$(98.6)	$9.1	$5.9	$2.2	$(2.4)
Amortization of prior service cost, and effects of curtailments/settlements	—	(1.7)	(0.9)	—	4.2	0.9
Amortization of net (loss) gain	(2.6)	(6.5)	(18.4)	—	—	—
Total recognized in accumulated other comprehensive income (loss)	$25.5	$(106.8)	$(10.2)	$5.9	$6.4	$(1.5)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$4.4	$(146.0)	$38.7	$6.3	$2.7	$0.6

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.5 million and less than $0.1 million, respectively. There was no estimated prior service credit (cost) and no estimated net gain (loss) of Retirement Health Benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits					Nonqualified Pension Benefits			Retirement Health Benefits
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.67%	3.67%	4.31%	4.15%	4.55%	3.49%	3.89%	4.25%	3.63%	4.21%	4.53%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits					Nonqualified Pension Benefits			Retirement Health Benefits
	2017 Plan 1	2017 Plan 2	2016 Plan 1	2016 Plan 2	2015	2017	2016	2015	2017	2016	2015
Discount rates:
Effective discount rate for benefit obligations	4.35%	4.16%	4.56%	4.48%	4.09%	3.91%	4.25%	3.77%	4.17%	4.53%	4.07%
Effective rate for interest on benefit obligations	3.54%	3.48%	3.75%	3.74%	4.09%	3.10%	3.44%	3.77%	3.52%	3.86%	4.07%
Effective discount rate for service cost	—%	—%	4.34%	—%	4.09%	—%	3.72%	3.77%	—%	—%	4.07%
Effective rate for interest on service cost	—%	—%	3.62%	—%	4.09%	—%	3.22%	3.77%	—%	—%	4.07%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	6.75%	6.75%	—%	6.75%	6.75%	6.75%	6.75%	6.75%

*
Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% to 9.30% for the Pension Benefits for the years ended December 31, 2017, 2016 and 2015.

The selection of our discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2017, 2016 and 2015. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 259 bonds rated AA by either Moody’s or Standard & Poor’s with maturities between zero and 29 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. We utilize a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on plan assets was 11.1%, 8.1% and (0.6)% for the years ended December 31, 2017, 2016 and 2015, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2017	2016	2015
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	11.1%	8.6%	9.3%
Post-65 Non-reimbursement Plan (Medical)	5.9%	5.6%	5.7%
Post-65 Non-reimbursement Plan (Rx)	13.5%	9.3%	10.2%
Pre-65 Reimbursement Plan	10.8%	7.6%	8.1%
Post-65 Reimbursement Plan	10.8%	7.6%	8.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2037	2030	2030
Post-65 Non-reimbursement Plan (Medical & Rx)	2037	2030	2030
Pre-65 Reimbursement Plan	2037	2030	2030
Post-65 Reimbursement Plan	2037	2030	2030

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2017	2016	2015
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$—	$—	$—
Effect on postretirement benefit obligation	0.7	0.6	0.6
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$—	$—	$—
Effect on postretirement benefit obligation	(1.0)	(0.9)	(0.9)

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

The Investment Committee that oversees the investment of the plan assets conducts an annual review of the investment strategies and policies of the Plans. This includes a review of the strategic asset allocation, including the relationship of the Plans’ liabilities and portfolio structure. As a result of this review, the Investment Committee adopted the current target asset allocation in 2014, which has been consistently followed through the year ended December 31, 2017.

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

(1)
The Plans’ long-term asset allocation targets are 30% equity, 50% fixed income and 20% alternative investment funds. The Company invests certain plan assets in investment funds, examples of which include real estate investment funds and private equity funds. Amounts allocated for these investments are included in the alternative investment funds caption of the asset allocation at December 31, 2017, provided in the section above.

(2)
It is understood that these guidelines are targets and that deviations may occur periodically as a result of cash flows, market impact or short-term decisions implemented by either the Investment Committee or their investment managers.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2017, 72% of plan assets were invested in fixed maturity securities and 13%, 11% and 10% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 4%, 6% and 5% of those industries, respectively. As of December 31, 2017, 2% of plan assets were invested in equity securities and 60% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the Standard & Poor’s 500 index (“S&P 500”) by investing its assets in large capitalization stocks that are included in the S&P 500 using a weighting similar to the S&P 500.

The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2017 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2017
Financial Assets	Total		Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$90.1		$—	$90.1
Equity securities:
Preferred stock	5.6		5.6	—
Mutual funds- U.S. listed large cap	8.3		8.3	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	184.9		—	184.9
Corporate- U.S. & foreign investment grade	314.7		—	314.7
Corporate- U.S. & foreign high yield	78.4		—	78.4
Derivatives:
Interest rate swap	14.4		—	14.4
Other investments measured at net asset value (1)	118.6		—	—
Total financial assets	$815.0	(2)	$13.9	$682.5

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset value of $53.6 million, $8.7 million and $56.3 million for the period ending December 31, 2017 is used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2017
Financial Assets	Total		Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$5.5		$—	$5.5
Equity securities:
Preferred stock	0.3		0.3	—
Mutual funds- U.S. listed large cap	0.5		0.5	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	11.2		—	11.2
Corporate- U.S. & foreign investment grade	19.0		—	19.0
Corporate- U.S. & foreign high yield	4.7		—	4.7
Derivatives:
Interest rate swap	0.9		—	0.9
Other investments measured at net asset value (1)	7.2		—	—
Total financial assets	$49.3	(2)	$0.8	$41.3

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset value of $3.3 million, $0.5 million and $3.4 million for the period ending December 31, 2017 is used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2016 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2016
Financial Assets	Total		Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$29.6		$—	$29.6
Equity securities:
Common stock- U.S. listed small cap	79.9		79.9	—
Preferred stock	4.1		4.1	—
Mutual funds- U.S. listed large cap	33.0		33.0	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	133.2		—	133.2
Corporate- U.S. & foreign investment grade	246.7		—	246.7
Corporate- U.S. & foreign high yield	61.0		—	61.0
Derivatives:
Interest rate swap	14.0		—	14.0
Other investments measured at net asset value (1)	182.2		—	—
Total financial assets	$783.7	(2)	$117.0	$484.5

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset value of $61.7 million, $7.3 million, $53.0 million and $60.2 million for the period ending December 31, 2016 is used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund, real estate fund and common/collective trust fund, respectively.

(2)
The difference between the fair value of plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2016
Financial Assets	Total		Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$1.8		$—	$1.8
Equity securities:
Common stock- U.S. listed small cap	4.9		4.9	—
Preferred stock	0.3		0.3	—
Mutual funds- U.S. listed large cap	2.0		2.0	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	8.1		—	8.1
Corporate- U.S. & foreign investment grade	15.1		—	15.1
Corporate- U.S. & foreign high yield	3.7		—	3.7
Derivatives:
Interest rate swap	0.9		—	0.9
Other investments measured at net asset value (1)	11.1		—	—
Total financial assets	$47.9	(2)	$7.2	$29.6

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset value of $3.8 million, $0.4 million, $3.2 million and $3.7 million for the period ending December 31, 2016 is used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
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

Due to the Plan's current funding status, no contributions are expected to be made to its qualified pension plan in 2018. No contributions are expected to be made to the retirement health benefit plan in 2018.

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2018	$49.5	$5.8
2019	46.5	6.0
2020	55.8	6.2
2021	47.0	6.3
2022	47.3	6.5
2023 - 2027	254.6	33.0
Total	$500.7	$63.8

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $37.0 million, $60.9 million (including the special contribution referenced below) and $44.5 million in 2017, 2016, and 2015, respectively.

During 2016, in connection with the pension freeze, the Company provided a special, one-time contribution of 3% of eligible pay into the defined contribution plan for all active employees as of December 31, 2016. Employees whose employment ends between March 1 and December 30, 2016 due to death, total disability, retirement (as defined in the Plan) or as part of an involuntary termination without cause initiated by the Company were also eligible. The Company incurred $22.5 million in connection with this special, one-time contribution as of December 31, 2016.

23. Earnings per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share ("EPS") and those used in calculating diluted EPS for each period presented below.

	Years Ended December 31,
	2017	2016	2015
Numerator
Net income	$519.6	$565.4	$141.6
Deduct dividends paid	(119.0)	(125.4)	(94.2)
Undistributed earnings	$400.6	$440.0	$47.4
Denominator
Weighted average shares outstanding used in basic earnings per share calculations	54,986,654	61,261,288	68,163,825
Incremental common shares from:
PSUs	284,835	632,731	789,547
ESPP	39,543	40,755	63,837
Weighted average shares used in diluted earnings per share calculations	55,311,032	61,934,774	69,017,209
Earnings per common share – Basic
Distributed earnings	$2.16	$2.05	$1.38
Undistributed earnings	7.29	7.18	0.70
Net income	$9.45	$9.23	$2.08
Earnings per common share – Diluted
Distributed earnings	$2.15	$2.03	$1.36
Undistributed earnings	7.24	7.10	0.69
Net income	$9.39	$9.13	$2.05

Average PSUs totaling 68,110 and 2,747 for the year ended December 31, 2017 and 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs outstanding for the years ended December 31, 2015.

24. Quarterly Results of Operations (Unaudited)
The Company’s quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$1,551.5	$1,600.5	$1,586.4	$1,676.6
Income (loss) before provision (benefit) for income taxes	215.1	178.7	(107.6)	158.3
Net income (loss)	143.8	120.2	(57.3)	312.9
Basic per share data:
Income (loss) before provision (benefit) for income taxes	$3.83	$3.24	$(1.97)	$2.93
Net income (loss)	$2.56	$2.18	$(1.05)	$5.79
Diluted* per share data:
Income (loss) before provision (benefit) for income taxes	$3.79	$3.22	$(1.97)	$2.91
Net income (loss)	$2.53	$2.16	$(1.05)	$5.76

	March 31	June 30	September 30	December 31
2016
Total revenues	$2,147.5	$1,797.8	$1,834.1	$1,752.4
Income before provision for income taxes	337.6	235.5	220.9	54.6
Net income	220.4	169.3	144.4	31.3
Basic per share data:
Income before provision for income taxes	$5.19	$3.78	$3.66	$0.95
Net income	$3.38	$2.72	$2.40	$0.54
Diluted per share data:
Income before provision for income taxes	$5.12	$3.75	$3.63	$0.94
Net income	$3.34	$2.70	$2.37	$0.54

* In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.

Fourth quarter 2017 results were primarily affected by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act. Fourth quarter 2017 results included adjustments related to the understatement of income from certain Lifestyle mobile and vehicle service contracts, primarily related to 2017, 2016 and 2015. These adjustments resulted in an increase to fourth quarter 2017 net income of $5.4 million.
Third quarter 2017 results reflect the impact of $191.8 million after-tax of reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), primarily related to Hurricanes Harvey, Irma and Maria.
Second quarter 2017 results included adjustments related to the understatement of income from certain Lifestyle vehicle and extended service contracts, primarily related to 2016 and 2015. These adjustments resulted in an increase to second quarter 2017 net income of $3.7 million.
As previously disclosed, the Company sold its Assurant Employee Benefits segment on March 1, 2016. Fourth quarter 2016 results were primarily affected by higher reportable catastrophe losses and declines in premium due to the ongoing normalization of lender-placed insurance in Global Housing. Fourth quarter 2016 results included adjustments related to the understatement of health & welfare liabilities, primarily related to expenses incurred in the first half of 2016. These adjustments resulted in a decrease to fourth quarter 2016 net income of $5.1 million.
We performed both a qualitative and quantitative assessment of the materiality of the adjustments and concluded that the effects were not material to our financial position, results of operations or cash flows for any previously reported quarterly or annual financial statements or for the current period in which they were adjusted.

25. Commitments and Contingencies
Leases

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2017, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2018	$21.6
2019	16.4
2020	13.1
2021	9.8
2022	5.2
Thereafter	3.1
Total minimum future lease payments (a)	$69.2

 (a) Minimum future lease payments exclude $0.8 million of sublease rental income.
Rent expense was $23.8 million, $26.5 million and $31.8 million for 2017, 2016 and 2015, respectively. Sublease income was $5.9 million, $5.6 million and $2.4 million in 2017, 2016 and 2015, respectively.
Future minimum payments under purchase agreements totaled $13.5 million as of December 31, 2017, with payment of $4.5 million each due in 2018, 2019 and 2020.

Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $18.1 million and $17.2 million of letters of credit outstanding as of December 31, 2017 and 2016, respectively.
Legal and Regulatory Matters
In January 2015, at the request of the Indiana Department of Insurance, the National Association of Insurance Commissioners (the "NAIC") authorized a multistate targeted market conduct examination regarding the Company's lender placed insurance products. Various underwriting companies, including American Security Insurance Company, are subject to the examination. In December 2016, the Company reached a Regulatory Settlement Agreement (the "RSA") with the participating regulators to resolve the issues raised in the market conduct examination and a separate agreement with the Minnesota Department of Commerce to settle its lender-placed insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The terms of the Settlement Agreements took effect in the first quarter of 2017. They resolve outstanding regulatory matters related to lender-placed insurance within the scope of the examinations and align lender-placed business practices with procedures already implemented across much of the Company's lender-placed business. In April 2017, the Company paid $85.0 million to the participating jurisdictions for examination, compliance and monitoring costs. In accordance with the RSA, the Company will also re-file its lender-placed insurance rates at least once every four years, and modify certain lender-placed business practices to which other significant providers in the lender-placed market will also be subject. The state insurance regulatory agencies have also imposed similar requirements and restrictions on other existing writers of lender-placed insurance and future entrants.
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. The state court began a hearing in July 2015 to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty.  Given developments in 2016, and the apparent inevitable liquidation of Penn Treaty, the Company accrued $12.5 million for its estimated share of guaranty association assessments in the fourth quarter of 2016. In March 2017, the order of liquidation was granted. During the year ended December 31, 2017, the Company accrued an additional $3.0 million due to a revised estimated total loss of liability and has a net liability of $6.5 million as of December 31, 2017 for remaining obligations related to the insolvency.

26. Acquisitions
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Holdings, Corp. and its subsidiaries Green Tree Insurance Agency and Green Tree Insurance Agency Reinsurance Limited (collectively “Green Tree”) for $125.0 million in cash with a potential earn-out of up to $25.0 million, based on future performance. Green Tree sells housing protection products, including voluntary homeowners’ and manufactured housing policies, and other insurance products. In connection with the acquisition, the Company recorded $10.4 million of net liabilities, $77.5 million of agency relationship and renewal rights intangible assets, all of which are amortizable over periods ranging from 7 to 16 years, and $57.9 million of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill is future expected growth of this business and operating synergies within Global Housing. Subsequent to the initial purchase accounting, the Company decreased intangible assets by $7.9 million, with an offset to increase goodwill by $7.9 million. Such changes were made in connection with information assessed during the measurement period related to the Company's finalization of purchase accounting.
On July 1, 2016, the Company acquired 100% of American Title, Inc., a leader in title and valuation services for home equity lenders. The acquisition-date fair value of the initial cash consideration totaled $45.0 million, with a possible earn-out payment based on future expected revenue and gross profits. The contingent payment was determined to have no initial value based on the Company's assessment that the underlying conditions would not be met. However, this may change over time, with any resulting adjustments recorded in earnings when a change in estimated payment is determined. In connection with the acquisition, the Company recorded $32.4 million of customer and technology-based intangible assets, all of which are amortizable over periods ranging from 1 to 12.5 years, and $8.5 million of goodwill, none of which is tax-deductible. The primary factor contributing to the recognition of goodwill is future expected growth of this business within Global Housing.
On March 14, 2016, the Company acquired certain renewal rights to the National Flood Insurance Program block of business of Nationwide Mutual Insurance Company. The estimated acquisition-date fair value of the consideration transferred totaled $20.3 million, which consists of an initial cash payment of $1.0 million and an expected contingent payment of $19.3 million. The contingent consideration arrangement is based on future expected revenue. In connection with this asset acquisition, the Company recorded $20.3 million of renewal rights intangible assets which are amortizable over a five-year period. The contingent payment may change over time, with any resulting adjustments recorded in earnings when a change in estimated payment is determined.

None of the acquisitions were deemed material to warrant providing pro-forma financial statements.
There were no material acquisitions in 2015.
27. Subsequent Events
The Warranty Group Acquisition
On January 8, 2018, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), with TWG Holdings Limited, a Bermuda limited company (“TWG Holdings,” and together with its subsidiaries, “TWG”), TWG Re, Ltd., a corporation incorporated in the Cayman Islands (“TWG Re”), Arbor Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of TWG Holdings (“TWG Merger Sub”) and Spartan Merger Sub, Ltd., a Bermuda exempted limited company and a direct wholly owned subsidiary of Assurant (“Merger Sub”). The A&R Merger Agreement amends and restates in its entirety that certain Agreement and Plan of Merger entered into by the Company, TWG, TWG Re and TWG Merger Sub on October 17, 2017 (the “Original Merger Agreement”). Under the terms of the A&R Merger Agreement and subject to the satisfaction or waiver of the conditions therein, in lieu of the transactions contemplated by the Original Merger Agreement, Assurant will acquire TWG through a transaction in which Merger Sub will merge with and into TWG, with TWG continuing as the surviving corporation and as a wholly owned subsidiary of Assurant. TWG is a global provider of protection plans and related programs and a portfolio company of TPG Capital, a private equity company.
As a result of the proposed acquisition, the equityholders of TWG will receive consideration of 10,400,000 shares of Assurant common stock, which represents approximately 19.8% of Assurant’s currently outstanding shares of common stock, and cash. The cash consideration is subject to a collar mechanism based on the change between Assurant’s 10-day volume-weighted average stock price at the time of closing (the “closing price”) and $95.4762, the reference price as set forth in the A&R Merger Agreement. Pursuant to the collar mechanism, the cash consideration may increase or decrease by the value of the difference between the closing price and the reference price if the percentage change is no more than 10% (in either direction). There is no further adjustment to the cash consideration if the percentage change between the two prices is within 10% - 20% (in either direction). In the event that the percentage change is greater than 20% (in either direction), the disadvantaged party may terminate the agreement unless the other party elects to cure by adjusting the consideration to be received by the TWG Holdings equityholders. Assuming an increase or decrease with respect to the reference price of not more than 10%, the total cash consideration would range from approximately $800.0 million to $1.00 billion, depending on Assurant’s stock price at closing.
The transaction remains valued at $1.90 billion in equity value or $2.50 billion of enterprise value, including TWG's existing debt. The Company currently expects to finance the cash consideration and repayment of $591.3 million of TWG's existing debt through a combination of external financing and available cash at the holding company at the time of close. Refer to Note 16 for more information related to debt agreements.
The transaction is expected to close in the second quarter of 2018, subject to the receipt of regulatory approvals and other customary closing conditions.

Assurant, Inc.

Schedule I – Summary of Investments Other–Than–Investments in Related Parties
December 31, 2017

	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.6	$182.6	$182.6
States, municipalities and political subdivisions	302.3	326.2	326.2
Foreign governments	524.8	596.8	596.8
Asset-backed	188.4	190.2	190.2
Commercial mortgage-backed	38.6	38.1	38.1
Residential mortgage-backed	1,084.2	1,109.4	1,109.4
U.S. corporate	4,774.2	5,371.3	5,371.3
Foreign corporate	1,663.4	1,848.0	1,848.0
Total fixed maturity securities	8,756.5	9,662.6	9,662.6
Equity securities:
Common stocks	9.3	17.7	17.7
Non-redeemable preferred stocks	307.0	350.3	350.3
Total equity securities	316.3	368.0	368.0
Commercial mortgage loans on real estate	670.2	679.2	670.2
Short-term investments	284.1	284.1	284.1
Other investments	568.6	568.6	568.6
Total investments	$10,595.7	$11,562.5	$11,553.5

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2017	2016
	(in millions except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$4,674.3	$4,147.6
Fixed maturity securities available for sale, at fair value (amortized cost – $375.4 in 2017 and $428.7 in 2016)	382.2	429.2
Equity securities available for sale, at fair value (amortized cost – $14.6 in 2017 and $20.3 in 2016)	16.1	21.1
Short-term investments	14.2	220.0
Other investments	115.9	92.4
Total investments	5,202.7	4,910.3
Cash and cash equivalents	136.0	264.8
Receivable from subsidiaries, net	58.4	42.5
Income tax receivable	26.8	—
Accrued investment income	3.8	4.9
Property and equipment, at cost less accumulated depreciation	118.1	134.3
Other assets	39.7	27.5
Total assets	$5,585.5	$5,384.3
Liabilities
Accounts payable and other liabilities	$246.7	$198.9
Income tax payable	—	20.3
Debt	1,068.2	1,067.0
Total liabilities	1,314.9	1,286.2
Commitments and Contingencies
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 52,417,812 and 55,941,480 shares outstanding at December 31, 2017 and 2016, respectively	1.5	1.5
Additional paid-in capital	3,197.9	3,175.9
Retained earnings	5,697.3	5,296.7
Accumulated other comprehensive income	234.0	94.6
Treasury stock, at cost; 97,974,792 and 94,041,583 shares at December 31, 2017 and 2016, respectively	(4,860.1)	(4,470.6)
Total stockholders’ equity	4,270.6	4,098.1
Total liabilities and stockholders’ equity	$5,585.5	$5,384.3

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues
Net investment income	$11.0	$7.3	$7.3
Net realized (losses) gains on investments	(1.0)	2.9	12.5
Fees and other income	138.8	85.1	96.0
Gain on pension plan curtailment	—	29.6	—
Equity in net income of subsidiaries	619.8	641.2	227.8
Total revenues	768.6	766.1	343.6
Expenses
General and administrative expenses	246.0	191.3	223.9
Interest expense	49.5	57.6	55.1
Loss on extinguishment of debt	—	23.0	—
Total expenses	295.5	271.9	279.0
Income before benefit for income taxes	473.1	494.2	64.6
Benefit for income taxes	46.5	71.2	77.0
Net income	$519.6	$565.4	$141.6

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$519.6	$565.4	$141.6
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(4.3), $(0.4), and $8.8, respectively	2.5	2.5	(7.9)
Change in foreign currency translation, net of taxes of $0.1, $(0.0), and $(0.0), respectively	(0.1)	—	0.1
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $11.0, $(35.2), an $(4.1), respectively	(20.4)	65.4	7.6
Change in subsidiary other comprehensive income	157.4	(91.9)	(437.0)
Total other comprehensive income (loss)	139.4	(24.0)	(437.2)
Total comprehensive income (loss)	$659.0	$541.4	$(295.6)

See Accompanying Notes to Condensed Financial Information of Registrant

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating Activities
Net cash provided by operating activities	$177.1	$981.1	$636.9
Investing Activities
Sales of:
Fixed maturity securities available for sale	589.8	441.0	442.8
Equity securities available for sale	9.7	10.2	32.3
Other invested assets	3.6	0.2	0.4
Property, buildings and equipment	26.2	—	—
Subsidiary (1)	—	13.3	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	47.4	17.1	20.2
Purchases of:
Fixed maturity securities available for sale	(538.2)	(480.2)	(461.7)
Equity securities available for sale	(3.9)	(25.6)	(13.3)
Other invested assets	(24.1)	(3.7)	(2.7)
Property and equipment and other	(23.5)	(26.3)	(47.5)
Capital contributed to subsidiaries	(186.6)	(86.5)	(439.5)
Return of capital contributions from subsidiaries	41.9	3.6	172.4
Change in short-term investments	248.8	154.9	5.0
Net cash provided by (used in) investing activities	191.1	18.0	(291.6)
Financing Activities
Issuance of debt	—	249.6	—
Repayment of debt, including extinguishment	—	(373.0)	—
Change in tax benefit from share-based payment arrangements	—	5.6	(4.0)
Acquisition of common stock	(388.9)	(863.1)	(292.9)
Dividends paid	(118.9)	(125.3)	(94.2)
Withholding on stock based compensation	10.8	13.1	12.4
Net cash used in financing activities	(497.0)	(1,093.1)	(378.7)
Cash included in held for sale assets	—	4.7	(4.7)
Change in cash and cash equivalents	(128.8)	(89.3)	(38.1)
Cash and cash equivalents at beginning of period	264.8	354.1	392.2
Cash and cash equivalents at end of period	$136.0	$264.8	$354.1

(1)	Includes amounts related to the sale of Assurant Employee Benefits. See Note 4 for further information.

See Accompanying Notes to Condensed Financial Information of Registrant

Notes to Condensed Financial Information of Registrant

Assurant, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Assurant, Inc. and subsidiaries included in the Registrant's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 14, 2018.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses(1)	Property and Casualty premiums written
(in millions)
For the year ended December 31, 2017
Global Lifestyle	$2,843.7	$124.9	$5,518.8	$280.1	$2,576.5	$114.6	$700.4	$1,082.3	$1,481.8	$596.2
Global Preneed	949.9	5,779.2	380.6	27.8	59.5	262.0	259.1	54.9	70.0	—
Global Housing	114.4	—	1,434.9	1,258.8	1,761.4	75.6	958.4	194.9	953.0	1,760.8
Health		10.5	2.1	22.3	6.7	6.5	(47.3)	—	48.0	—
Corporate and other	(423.5)	4,482.8	(297.8)	2,193.2	—	35.1	—	—	165.5	—
Total segments	$3,484.5	$10,397.4	$7,038.6	$3,782.2	$4,404.1	$493.8	$1,870.6	$1,332.1	$2,718.3	$2,357.0
For the year ended December 31, 2016
Global Lifestyle	$2,573.9	$135.9	$5,046.7	$263.3	$2,901.4	$113.1	$663.8	$1,044.0	$1,903.7	$516.8
Global Preneed	816.3	5,401.4	313.4	24.4	61.7	259.8	250.4	54.2	62.7	—
Global Housing	124.4	1.8	1,424.2	577.8	1,829.1	72.7	828.6	238.2	1,013.7	1,804.4
Employee Benefits	—	—	—	—	178.0	17.3	118.4	5.8	61.5	—
Health	—	9.5	4.2	109.0	37.1	8.8	(52.7)	—	165.7	—
Corporate and other	(247.2)	4,564.3	(162.0)	2,326.7	—	44.0	—	—	244.6	—
Total segments	$3,267.4	$10,112.9	$6,626.5	$3,301.2	$5,007.3	$515.7	$1,808.5	$1,342.2	$3,451.9	$2,321.2
For the year ended December 31, 2015
Global Lifestyle	$2,457.0	$151.7	$4,827.7	$259.1	$2,955.4	$126.9	$679.8	$1,021.3	$1,848.5	$567.0
Global Preneed	691.0	5,082.5	258.7	24.1	60.4	249.8	239.7	49.0	63.5	—
Global Housing	134.0	2.1	1,382.7	525.4	2,044.7	92.8	788.5	280.4	1,010.5	1,855.0
Employee Benefits	33.5	32.8	9.3	1,432.0	1,066.8	111.0	730.2	32.9	365.9	—
Health	—	78.7	29.6	553.0	2,223.7	24.5	2,301.2	10.7	516.7	—
Corporate and other	(164.6)	4,118.9	(84.3)	1,103.1	—	21.2	3.1	—	127.3	—
Total segments	$3,150.9	$9,466.7	$6,423.7	$3,896.7	$8,351.0	$626.2	$4,742.5	$1,394.3	$3,932.4	$2,422.0

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.

Schedule IV – Reinsurance

For the year ended December 31, 2017	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$77,852.8	$74,851.8	$614.8	$3,615.8	17.0%
Premiums:
Life insurance	$602.8	$465.8	$6.1	$143.1	4.3%
Accident and health insurance	1,424.4	1,272.4	4.8	156.8	3.1%
Property and liability insurance	7,503.6	3,542.4	143.0	4,104.2	3.5%
Total earned premiums	$9,530.8	$5,280.6	$153.9	$4,404.1	3.5%
Benefits:
Life insurance	$666.1	$404.2	$14.4	$276.3	5.2%
Accident and health insurance	775.0	802.0	0.2	(26.8)	(0.7)%
Property and liability insurance	4,998.4	3,590.8	213.5	1,621.1	13.2%
Total policyholder benefits	$6,439.5	$4,797.0	$228.1	$1,870.6	12.2%

Assurant, Inc.

Schedule IV – Reinsurance

For the year ended December 31, 2016	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$87,831.8	$84,880.2	$1,369.3	$4,320.9	31.7%
Premiums:
Life insurance	$631.6	$470.2	$13.0	$174.4	7.5%
Accident and health insurance	1,524.9	1,299.6	66.7	292.0	22.8%
Property and liability insurance	7,518.3	3,267.6	290.2	4,540.9	6.4%
Total earned premiums	$9,674.8	$5,037.4	$369.9	$5,007.3	7.4%
Benefits:
Life insurance	$719.6	$453.0	$19.6	$286.2	6.8%
Accident and health insurance	1,519.4	1,485.3	26.1	60.2	43.4%
Property and liability insurance	3,482.2	2,143.7	123.6	1,462.1	8.5%
Total policyholder benefits	$5,721.2	$4,082.0	$169.3	$1,808.5	9.4%

Assurant, Inc.

Schedule IV – Reinsurance

For the year ended December 31, 2015	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
Life Insurance in Force	$93,926.1	$26,786.3	$1,397.2	$68,537.0	2.0%
Premiums:
Life insurance	$664.7	$316.5	$16.8	$365.0	4.6%
Accident and health insurance	3,677.8	630.1	177.5	3,225.2	5.5%
Property and liability insurance	7,258.2	2,829.1	331.7	4,760.8	7.0%
Total earned premiums	$11,600.7	$3,775.7	$526.0	$8,351.0	6.3%
Benefits:
Life insurance	$668.0	$295.5	$20.0	$392.5	5.1%
Accident and health insurance	3,536.4	774.6	153.9	2,915.7	5.3%
Property and liability insurance	2,757.9	1,460.6	137.0	1,434.3	9.6%
Total policyholder benefits	$6,962.3	$2,530.7	$310.9	$4,742.5	6.6%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the year ended December 31, 2017
Valuation allowance for foreign NOL deferred tax carryforward	$12.6	$(3.3)	$—	$—	$9.3
Valuation allowance for mortgage loans on real estate	2.3	(1.3)	—	—	1.0
Valuation allowance for uncollectible agents balances	13.8	(3.8)	0.1	7.8	2.3
Valuation allowance for uncollectible accounts	15.8	(4.7)	0.1	1.0	10.2
Valuation allowance for reinsurance recoverables	0.3	—	—	—	0.3
Total	$44.8	$(13.1)	$0.2	$8.8	$23.1
For the year ended December 31, 2016
Valuation allowance for foreign NOL deferred tax carryforward	$13.2	$(0.6)	$—	$—	$12.6
Valuation allowance for mortgage loans on real estate	2.6	(0.3)	—	—	2.3
Valuation allowance for uncollectible agents balances	13.8	0.2	(0.1)	0.1	13.8
Valuation allowance for uncollectible accounts	13.9	4.3	—	2.4	15.8
Valuation allowance for reinsurance recoverables	10.8	(10.4)	—	0.1	0.3
Total	$54.3	$(6.8)	$(0.1)	$2.6	$44.8
For the year ended December 31, 2015
Valuation allowance for foreign NOL deferred tax carryforward	$18.2	$(5.0)	$—	$—	$13.2
Valuation allowance for mortgage loans on real estate	3.4	(0.8)	—	—	2.6
Valuation allowance for uncollectible agents balances	15.7	(0.2)	—	1.7	13.8
Valuation allowance for uncollectible accounts	15.9	6.6	(1.2)	7.4	13.9
Valuation allowance for reinsurance recoverables	10.8	—	—	—	10.8
Total	$64.0	$0.6	$(1.2)	$9.1	$54.3