Form 10-Q
period 2018-03-31
ASSURANT INC
filed 2018-05-07
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at May 3, 2018 was 52,689,972.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,530.4 in 2018 and $8,756.5 in 2017)	$9,194.1	$9,662.6
Equity securities, at fair value (cost - $314.6 in 2018 and $316.3 in 2017)	358.5	368.0
Commercial mortgage loans on real estate, at amortized cost	682.2	670.2
Short-term investments	171.1	284.1
Other investments	557.0	568.6
Total investments	10,962.9	11,553.5
Cash and cash equivalents	2,342.0	996.8
Premiums and accounts receivable, net	1,248.5	1,237.3
Reinsurance recoverables	9,278.4	9,790.2
Accrued investment income	108.7	105.4
Deferred acquisition costs	3,646.3	3,484.5
Property and equipment, at cost less accumulated depreciation	355.2	347.6
Tax receivable	34.6	126.3
Goodwill	923.1	917.7
Value of business acquired	22.6	24.4
Other intangible assets, net	275.8	288.6
Other assets	370.9	387.1
Assets held in separate accounts	1,816.9	1,837.1
Assets of consolidated investment entities (1)	1,042.0	746.5
Total assets	32,427.9	31,843.0
Liabilities
Future policy benefits and expenses	$10,384.8	$10,397.4
Unearned premiums	7,084.8	7,038.6
Claims and benefits payable	3,194.8	3,782.2
Commissions payable	344.9	365.1
Reinsurance balances payable	126.4	145.3
Funds held under reinsurance	173.6	179.8
Deferred gains on disposal of businesses	109.6	128.1
Accounts payable and other liabilities	1,855.8	2,046.3
Debt	2,004.4	1,068.2
Liabilities related to separate accounts	1,816.9	1,837.1
Liabilities of consolidated investment entities (1)	830.9	573.4
Total liabilities	27,926.9	27,561.5
Commitments and contingencies (Note 16)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, $1.00 par value, 2,875,000 shares authorized, 2,875,000 issued and outstanding at March 31, 2018	2.9	—
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 52,570,192 and 52,417,812 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1.5	1.5
Additional paid-in capital	3,478.8	3,197.9
Retained earnings	5,815.0	5,697.3
Accumulated other comprehensive income	51.7	234.0
Treasury stock, at cost; 97,974,792 shares at March 31, 2018 and December 31, 2017	(4,860.1)	(4,860.1)
Total Assurant, Inc. stockholders’ equity	4,489.8	4,270.6
Non-controlling interest	11.2	10.9
Total equity	4,501.0	4,281.5
Total liabilities and equity	$32,427.9	$31,843.0

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At March 31, 2018 and December 31, 2017

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$30.1	$69.8
Investments, at fair value	984.8	655.0
Other receivables	27.1	21.7
Total assets	$1,042.0	$746.5
Liabilities
Collateralized loan obligation notes, at fair value	612.3	450.7
Other liabilities	218.6	122.7
Total liabilities	$830.9	$573.4

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,124.9	$1,050.3
Fees and other income	364.5	340.2
Net investment income	130.2	120.6
Net realized gains on investments, excluding other-than-temporary impairment losses	0.5	3.8
Other-than-temporary impairment losses recognized in earnings	—	(0.4)
Amortization of deferred gains and gains on disposal of businesses	18.5	37.0
Total revenues	1,638.6	1,551.5
Benefits, losses and expenses
Policyholder benefits	414.6	358.0
Amortization of deferred acquisition costs and value of business acquired	346.4	314.5
Underwriting, general and administrative expenses	719.6	651.3
Interest expense	21.5	12.6
Total benefits, losses and expenses	1,502.1	1,336.4
Income before provision for income taxes	136.5	215.1
Provision for income taxes	30.5	71.3
Net income	$106.0	$143.8
Earnings Per Share
Basic	$1.99	$2.56
Diluted	$1.96	$2.53
Dividends per share of common stock	$0.56	$0.53
Share Data
Weighted average shares outstanding used in basic per share calculations	53,169,358	56,201,342
Plus: Dilutive securities	1,020,140	555,299
Weighted average shares used in diluted per share calculations	54,189,498	56,756,641
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$106.0	$143.8
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $47.8 and $(17.0), respectively	(175.2)	32.4
Change in unrealized gains on derivative transactions, net of taxes of $(5.6) for the three months ended March 31, 2018	21.1	—
Change in other-than-temporary impairment losses, net of taxes of $0.9 and $0.2, respectively	(3.5)	(0.3)
Change in foreign currency translation, net of taxes of $0.5 and $(0.4), respectively	9.2	21.8
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.1 for the three months ended March 31, 2017	—	(0.2)
Total other comprehensive income (loss) before cumulative effect of change in accounting principles	(148.4)	53.7
Cumulative effect of change in accounting principles, net of taxes of $17.8 (1)	(33.9)	—
Total comprehensive (loss) income	$(76.3)	$197.5

(1)
Amount relates to the requirement to recognize the fair value changes of equity securities directly within income. The adjustment relates to the reclassification of unrealized gains as of December 31, 2017. See Note 3 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2017 through March 31, 2018

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance at December 31, 2017	$1.5	$—	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	41.4	(33.9)	—	—	7.5
Stock plan exercises	—	—	(2.2)	—	—	—	—	(2.2)
Stock plan compensation	—	—	9.6	—	—	—	—	9.6
Dividends	—	—	—	(29.7)	—	—	—	(29.7)
Net income	—	—	—	106.0	—	—	—	106.0
Issuance of preferred stock	—	2.9	273.5	—	—	—	—	276.4
Change in equity of non-controlling interest	—	—	—	—	—	—	0.3	0.3
Other comprehensive income	—	—	—	—	(148.4)	—	—	(148.4)
Balance, March 31, 2018	$1.5	$2.9	$3,478.8	$5,815.0	$51.7	$(4,860.1)	$11.2	$4,501.0

(1)
Amounts relate to 1) the requirement to recognize the fair value changes of equity securities directly within income (resulting in a reclassification of unrealized gains as of December 31, 2017 between accumulated other comprehensive income ("AOCI") and retained earnings) and 2) the impact of adoption of the new revenue recognition standard for revenues from service contracts and sales of products. See Note 3 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net cash (used in) provided by operating activities (1)	$(75.7)	$24.2
Investing activities
Sales of:
Fixed maturity securities available for sale	742.5	818.0
Equity securities	42.3	20.2
Other invested assets	31.8	9.3
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	156.7	170.6
Commercial mortgage loans on real estate	56.4	38.0
Purchases of:
Fixed maturity securities available for sale	(723.2)	(901.1)
Equity securities available for sale	(39.2)	(1.6)
Commercial mortgage loans on real estate	(70.4)	(19.3)
Other invested assets	(18.5)	(28.6)
Property and equipment and other	(16.5)	(14.8)
Subsidiaries, net of cash transferred	—	(127.4)
Consolidated investment entities (2):
Purchases of investments	(301.5)	—
Sale of investments	106.1	—
Change in short-term investments	116.0	2.6
Other	(3.4)	(24.7)
Net cash provided by (used in) investing activities	79.1	(58.8)
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (3)	276.4	—
Issuance of debt, net of issuance costs (4)	1,285.8	—
Repayment of debt (4)	(350.0)	—
Issuance of debt for consolidated investment entities (2)	156.6	—
Acquisition of common stock	(7.0)	(105.1)
Dividends paid	(29.7)	(29.7)
Other	11.9	7.1
Net cash provided by (used in) financing activities	1,344.0	(127.7)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	4.8
Change in cash and cash equivalents	1,345.2	(157.5)
Cash and cash equivalents at beginning of period	996.8	1,032.0
Cash and cash equivalents at end of period	$2,342.0	$874.5

(1)
The net cash used in operating activities for the three months ended March 31, 2018 included significant claims payments, net of reinsurance, related to losses from 2017 reportable catastrophes, as well as a $41.5 million settlement payment of an accrued indemnification liability related to the previous sale of our general agency business. These outflows were partially offset by a $26.7 million increase in cash from the settlement of a series of derivative transactions that we entered into in 2017 to hedge interest rate risk related to the anticipated borrowings to be used for the pending TWG acquisition.

(2)	Relates to cash flows from our variable interest entities. Refer to Note 7 - Variable Interest Entities, for further information.

(3)	Refer to Note 13 - Equity Transactions, for additional information.

(4)	Refer to Note 10 - Debt, for additional information.

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
The Company is traded on the New York Stock Exchange under the symbol "AIZ".
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
The interim financial data as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 annual financial statements").
3. Recent Accounting Pronouncements
Adopted
Revenue recognition from contracts with customers: On January 1, 2018, the Company adopted the new guidance related to revenue recognition from contracts with customers. The new guidance was adopted using the modified retrospective approach, whereby the cumulative effect of adoption to retained earnings was recognized as of January 1, 2018 and the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods.
As disclosed within the notes to our 2017 annual consolidated financial statements, such guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance and similar contracts issued by insurance entities are specifically excluded from the scope of the amended revenue recognition guidance. As such, this standard only applies to the Company’s service contracts and sales of products, including those related to providing administrative services, mobile related services, mortgage property risk management services and similar fee for service arrangements. Revenues from these contracts correspond to approximately 20% of the Company’s total 2017 revenues. The standard utilizes a five-step approach that emphasizes the recognition of revenue when the performance obligations are met by the Company in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive.
As of the adoption date, accounts payable and other liabilities decreased by $10.0 million, other assets decreased by $0.3 million, retained earnings increased by $7.5 million, and deferred taxes increased by $2.2 million due to a change in the revenue recognition associated with certain mobile upgrade programs. The change reflects the recognition of upgrade revenue

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

in proportion to the pattern of rights expected to be exercised as opposed to recognition when the event (upgrade or end of term) occurs. The comparable mobile upgrade programs impacted by this change were immaterial in prior periods.
Upon adoption of the new revenue recognition guidance, the Company’s revenues for service contracts and sales of products are subject to additional disclosure requirements, such as those related to providing disaggregated revenue disclosure, changes in contract balances, enhanced description of performance obligations, basis of determining costs and related significant judgments used in determining appropriate revenue recognition procedures. Refer to Note 5 for the Contract Revenues note.
Financial instruments measurement and classification: On January 1, 2018, the Company adopted the amended guidance on the measurement and classification of financial instruments whereby all common and preferred stocks are measured at fair value through the income statement. Upon adoption, the Company recorded a cumulative effect adjustment to increase retained earnings by $33.9 million, which represents a reclassification from AOCI of the unrealized gains on common and preferred stock as of the date of adoption. The Company's other-than-temporary impairment policies have been updated to reflect that the change in value for preferred and common stocks are now reported in net income. For certain private equity investments recorded in Other investments, the Company elected the measurement alternative to record these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The measurement alternative has been applied on a prospective basis.
Income tax consequences for intra-entity transfers of assets: On January 1, 2018, the Company adopted the amended guidance on tax accounting for intra-entity transfers of assets. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when it has been sold to an outside party. Also, the amended guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The adoption of this amended guidance did not have an impact on the Company’s financial position and results of operations.
Statement of cash flows presentation and classification: On January 1, 2018, the Company adopted the amended guidance on presentation and classification in the statement of cash flows. The amended guidance addresses certain specific cash flow issues including debt prepayment and debt extinguishment costs; settlement of zero-coupon or insignificant coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and guidance related to the identification of the primary source for separately identifiable cash flows. The adoption of this amended guidance did not have an impact on the Company’s financial position and results of operations.
Accounting for hedging activities: On January 1, 2018, the Company adopted the amended guidance related to hedge effectiveness testing requirements, income statement presentation and disclosure and hedge accounting qualification criteria. The amended guidance requires that realized gains and losses on forecasted transactions are recorded in the financial statement line item to which the underlying forecasted transactions relates; simplifies the ongoing effectiveness testing; and reduces the complexity of hedge accounting requirements for new derivative contracts. The adoption of this amended guidance did not have a material impact on the Company's financial position and results of operations.
Not Yet Adopted
Classification of certain tax effects from accumulated other comprehensive income: In February 2018, the Financial Accounting Standards Board ("FASB") issued amended guidance on reclassifying the stranded tax effects from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The amended guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted, including adoption in any interim period for reporting periods in which financial statements have not yet been issued. The amendments in this guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this amended guidance will not have a material impact on the Company's financial position and results of operations.
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
Lease accounting: In February 2016, the FASB issued new guidance on leases, which replaces the current lease guidance. The new guidance requires that entities recognize the assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The new guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted. The Company and its subsidiaries lease office space and equipment under operating lease arrangements. The Company performed an inventory of its lease arrangements and is in the process of assessing the potential impact of the new lease standard on the Company’s financial position and results of operations.
4. Segment Information
As of March 31, 2018, the Company had four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (CEO and COO) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
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
•Total Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate and Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits ("AEB") through reinsurance agreements, expenses related to the pending acquisition of The Warranty Group, and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the Assurant Health business, which is in runoff. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the following segment tables for comparability.
The following tables summarize selected financial information by segment:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2018
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$436.4	$673.6	$14.6	$—	$0.3	$0.3	$1,124.9
Fees and other income	86.7	244.9	31.6	1.2	0.1	1.3	364.5
Net investment income	20.2	32.1	65.8	11.0	1.1	12.1	130.2
Net realized gains on investments	—	—	—	0.5	—	0.5	0.5
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	18.5	—	18.5	18.5
Total revenues	543.3	950.6	112.0	31.2	1.5	32.7	1,638.6
Benefits, losses and expenses
Policyholder benefits (2)	169.1	181.6	66.7	—	(2.8)	(2.8)	414.6
Amortization of deferred acquisition costs and value of business acquired	49.6	280.3	16.5	—	—	—	346.4
Underwriting, general and administrative expenses	234.9	415.8	16.2	51.0	1.7	52.7	719.6
Interest expense	—	—	—	21.5	—	21.5	21.5
Total benefits, losses and expenses	453.6	877.7	99.4	72.5	(1.1)	71.4	1,502.1
Segment income before provision for income tax	89.7	72.9	12.6	(41.3)	2.6	(38.7)	136.5
Provision for income taxes	18.5	17.1	2.8	(8.5)	0.6	(7.9)	30.5
Segment income after tax	$71.2	$55.8	$9.8	$(32.8)	$2.0	$(30.8)
Net income							$106.0
	As of March 31, 2018

Segment assets:	$4,047.4	$9,491.3	$6,836.6	$11,984.0	$68.6	$12,052.6	$32,427.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2017
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$436.4	$595.8	$14.6	$—	$3.5	$3.5	$1,050.3
Fees and other income	95.3	209.1	29.6	4.9	1.3	6.2	340.2
Net investment income	19.2	26.5	64.2	9.6	1.1	10.7	120.6
Net realized gains on investments	—	—	—	3.4	—	3.4	3.4
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	37.0	—	37.0	37.0
Total revenues	550.9	831.4	108.4	54.9	5.9	60.8	1,551.5
Benefits, losses and expenses
Policyholder benefits (2)	163.3	148.6	66.2	—	(20.1)	(20.1)	358.0
Amortization of deferred acquisition costs and value of business acquired	50.9	251.0	12.6	—	—	—	314.5
Underwriting, general and administrative expenses	240.7	354.7	14.9	27.6	13.4	41.0	651.3
Interest expense	—	—	—	12.6	—	12.6	12.6
Total benefits, losses and expenses	454.9	754.3	93.7	40.2	(6.7)	33.5	1,336.4
Segment income before provision for income tax	96.0	77.1	14.7	14.7	12.6	27.3	215.1
Provision for income taxes	34.1	24.7	4.8	3.0	4.7	7.7	71.3
Segment income after tax	$61.9	$52.4	$9.9	$11.7	$7.9	$19.6
Net income							$143.8

(1)
The three months ended March 31, 2018 and 2017 include $16.3 million and $34.2 million, respectively, related to the amortization of deferred gains and gains related to the 2016 sale of AEB. The remaining AEB unamortized deferred gain as of March 31, 2018 was $47.4 million.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the three months ended March 31, 2018 and 2017, the premium deficiency reserve liability decreased $0.1 million and $27.7 million, respectively, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through March 31, 2018, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

5. Contract Revenues
Assurant partners with clients to provide consumers a diverse range of protection products and services. The Company’s revenues from protection products (approximately 80% of total revenues) are accounted for as insurance contracts and therefore are not subject to the new revenue standard adopted as of January 1, 2018 described in Note 3. Revenue from service contracts and sales of products (approximately 20% of total revenues) are recognized in accordance with the new revenue recognition standard. Specifically, these revenues are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues subject to the new revenue recognition standard and included in fees and other income on the consolidated statement of operations are $76.1 million and $173.6 million for Global Housing and Global Lifestyle, respectively, for the three months ended March 31, 2018.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Global Housing
In our Global Housing segment, revenues from service contracts and sales of products are primarily from our mortgage solutions and lender-placed insurance businesses. Under our mortgage solutions business, we offer valuation and title services and products across the origination, home equity and default markets, as well as field services, inspection services, restoration and real estate owned (“REO”) asset management to mortgage servicing clients and investors. Under our lender-placed insurance business, we provide loan and claim payment tracking services for lenders. We generally invoice our customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. We recognize revenue as we invoice which corresponds with the value transferred to the customer.
Global Lifestyle
In our Global Lifestyle segment, revenue from service contracts and sales of products is primarily from our Connected Living business. Through partnerships with mobile carriers, we provide administrative services related to our mobile device protection products including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. We recognize revenue as we invoice which corresponds with the value transferred to the customer.
We also sell repaired or refurbished mobile and other electronic devices. Revenue from products sold is recognized when risk of ownership transfers to customers, generally upon shipment. Each product has a standalone selling price that is determined through analysis of various factors including market data, historical costs and product lifecycle status. Payments are generally due prior to shipment or within a short-term period.
Contract Balances
The receivables and unearned revenue under these contracts were $131.7 million and $23.2 million, respectively, as of March 31, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheet. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2018 that was included in unearned revenue as of December 31, 2017 was $8.5 million.
In certain circumstances, the Company pays up-front costs in connection with client contracts where the Company can demonstrate future economic benefit. The Company records such payments as intangible assets that are subject to periodic recoverability assessments based on the performance of the related contracts. As of March 31, 2018, the Company has approximately $12.0 million of such intangible assets that will be expensed ratably over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

6. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity as of the dates indicated:

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$173.5	$2.6	$(2.0)	$174.1	$—
States, municipalities and political subdivisions	288.0	19.8	(0.8)	307.0	—
Foreign governments	532.6	65.3	(0.3)	597.6	—
Asset-backed	317.7	2.7	(0.2)	320.2	1.0
Commercial mortgage-backed	38.7	—	(1.9)	36.8	—
Residential mortgage-backed	1,055.6	19.3	(17.5)	1,057.4	5.8
U.S. corporate	4,491.6	451.6	(24.7)	4,918.5	16.4
Foreign corporate	1,632.7	157.4	(7.6)	1,782.5	—
Total fixed maturity securities	$8,530.4	$718.7	$(55.0)	$9,194.1	$23.2

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.6	$3.2	$(1.2)	$182.6	$—
States, municipalities and political subdivisions	302.3	24.0	(0.1)	326.2	—
Foreign governments	524.8	72.3	(0.3)	596.8
Asset-backed	188.4	1.9	(0.1)	190.2	1.0
Commercial mortgage-backed	38.6	0.2	(0.7)	38.1	—
Residential mortgage-backed	1,084.2	32.5	(7.3)	1,109.4	9.2
U.S. corporate	4,774.2	602.1	(5.0)	5,371.3	17.4
Foreign corporate	1,663.4	188.6	(4.0)	1,848.0	—
Total fixed maturity securities	$8,756.5	$924.8	$(18.7)	$9,662.6	$27.6
Equity securities:
Common stocks	$9.3	$8.4	$—	$17.7	$—
Non-redeemable preferred stocks	307.0	43.8	(0.5)	350.3	—
Total equity securities	$316.3	$52.2	$(0.5)	$368.0	$—

(a)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S., with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.4% of the overall investment portfolio as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $120.0 million and $137.7 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2018 and December 31, 2017, revenue bonds account for 56% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. As of March 31, 2018, approximately 76%, 15% and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. As of December 31, 2017, approximately 79%, 12% and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 3% of the Company's foreign government securities as of March 31, 2018 and December 31, 2017.
The Company has European investment exposure in its corporate fixed maturity securities of $532.4 million with a net unrealized gain of $43.0 million as of March 31, 2018 and $578.4 million with a net unrealized gain of $58.9 million as of December 31, 2017. Approximately 27% and 24% of the corporate fixed maturity European exposure is held in the financial industry as of March 31, 2018 and December 31, 2017, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate fixed maturity securities as of March 31, 2018 and December 31, 2017. Approximately 10% of the fair value of the corporate European fixed maturity securities are pound and euro-denominated and are not hedged to U.S. dollars, but held to support related foreign-denominated liabilities of the Company's international businesses. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$228.7	$230.6
Due after one year through five years	1,455.2	1,481.9
Due after five years through ten years	1,669.2	1,708.8
Due after ten years	3,765.3	4,358.4
Total	7,118.4	7,779.7
Asset-backed	317.7	320.2
Commercial mortgage-backed	38.7	36.8
Residential mortgage-backed	1,055.6	1,057.4
Total	$8,530.4	$9,194.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations:

	Three Months Ended March 31,
	2018	2017
Net realized gains (losses) on investments:
Fixed maturity securities	$(2.6)	$2.6
Equity securities (1)	2.2	2.3
Other investments	1.3	(1.1)
Consolidated investment entities (2)	(0.4)	—
Total net realized gains on investments	0.5	3.8
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	(0.4)
Total net realized gains	$0.5	$3.4

(1)
2018 includes a $7.8 million gain on one equity investment holding accounted for under the measurement alternative based on an observable market event where the implied value increased based on a new investment. Equity investments accounted for under the measurement alternative are reported through Other investments on the consolidated balance sheet.

(2)
Consists of net realized losses from the change in fair value of the Company's direct investment in collateralized loan obligations ("CLOs"). Refer to Note 7 - Variable Interest Entities for further detail.

The following table sets forth the portion of unrealized gains related to equity securities held as of March 31, 2018:

Three Months Ended March 31,
2018
Net realized gains recognized on equity securities	$2.2
Less: Net realized gains related to sales of equity securities	2.0
Total unrealized gains on equity securities held (1)	$0.2

(1)
Net gains for 2018 were reported through the income statement in accordance with the 2018 accounting guidance on financial instruments. Net unrealized gains of $8.4 million in the three months ended March 31, 2017 were reported through AOCI.

The carrying value of equity securities accounted for under the measurement alternative was $48.9 million and $36.1 million as of March 31, 2018 and December 31, 2017, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$102.0	$(1.3)	$42.9	$(0.7)	$144.9	$(2.0)
States, municipalities and political subdivisions	29.8	(0.6)	3.3	(0.2)	33.1	(0.8)
Foreign governments	62.6	(0.2)	0.8	(0.1)	63.4	(0.3)
Asset-backed	78.8	(0.2)	—	—	78.8	(0.2)
Commercial mortgage-backed	15.4	(0.9)	12.1	(1.0)	27.5	(1.9)
Residential mortgage-backed	523.5	(9.2)	155.9	(8.3)	679.4	(17.5)
U.S. corporate	1,044.3	(23.5)	26.4	(1.2)	1,070.7	(24.7)
Foreign corporate	395.9	(7.0)	18.5	(0.6)	414.4	(7.6)
Total fixed maturity securities	$2,252.3	$(42.9)	$259.9	$(12.1)	$2,512.2	$(55.0)

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$104.2	$(0.7)	$43.3	$(0.5)	$147.5	$(1.2)
States, municipalities and political subdivisions	—	—	2.4	(0.1)	2.4	(0.1)
Foreign governments	24.4	(0.2)	0.8	(0.1)	25.2	(0.3)
Asset-backed	27.6	(0.1)	—	—	27.6	(0.1)
Commercial mortgage-backed	—	—	12.4	(0.7)	12.4	(0.7)
Residential mortgage-backed	217.3	(2.4)	162.9	(4.9)	380.2	(7.3)
U.S. corporate	562.8	(4.5)	30.0	(0.5)	592.8	(5.0)
Foreign corporate	266.7	(3.5)	19.0	(0.5)	285.7	(4.0)
Total fixed maturity securities	$1,203.0	$(11.4)	$270.8	$(7.3)	$1,473.8	$(18.7)
Equity securities:
Non-redeemable preferred stock	$13.8	$(0.2)	$8.7	$(0.3)	$22.5	$(0.5)

Total gross unrealized losses represent approximately 2% and 1% of the aggregate fair value of the related securities with such unrealized losses as of March 31, 2018 and December 31, 2017, respectively. Approximately 78% and 61% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of March 31, 2018 and December 31, 2017, respectively. The total gross unrealized losses are comprised of 1,151 and 679 individual securities as of March 31, 2018 and December 31, 2017, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of March 31, 2018 and December 31, 2017.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of March 31, 2018, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California and Oregon, and the Canadian province of Ontario. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $12.7 million as of both March 31, 2018 and December 31, 2017.

7. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities which may be considered variable interest entities ("VIEs"). The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
Consolidated VIEs

One of our subsidiaries is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser and manages and invests in CLOs and a real estate fund and may conduct other forms of investment activities. The Company determined the CLOs and real estate fund are VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its role as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entity, which exposes it to losses and the right to receive benefits that could potentially be significant to the entities.
In connection with planned formation of CLO structures, the Company forms special purpose entities capitalized by contributions from the Company's wholly owned subsidiaries. Subsequent to capitalization, the special purpose entities purchase senior secured leverage loans funded by contributions from the Company and a short-term warehousing credit facility. Borrowings from the warehousing credit facility are non-recourse to the Company and are fully repaid once the CLO closes. Additionally, the amounts contributed by the Company to fund the initial capitalization are returned after the CLO closes. The Company may elect to use the return of capital to purchase a direct investment in the CLO.
Collateralized Loan Obligations: The CLO entities are collateralized financing entities, whereby the carrying value of the CLO liabilities are set equal to the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the beneficial interests the Company retained in the CLO. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned, and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated statements of operations. The assets of the CLOs are legally isolated from the creditors of the Company and can only be used to settle the obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligations to satisfy the liabilities of the CLOs.
At March 31, 2018, the Company and its subsidiaries have a 9.4% direct investment of the most subordinated debt tranche of one CLO that closed in November 2017. At March 31, 2018, the two CLO structures expected to close in 2018 were funded with $85.0 million in contributions and the fair value of borrowings from the short-term warehouse credit facility was $243.0 million. The carrying value of the Company’s investment in the three CLOs was $119.3 million as of March 31, 2018.
Real Estate Fund: Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund, and investment management fees earned. The Company has a majority investment in this fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $80.7 million with unfunded commitments of $7.0 million as of March 31, 2018.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities

The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 8 for the definition of the three levels of the fair value hierarchy. The following table presents the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis. Amounts presented are as of March 31, 2018 and December 31, 2017, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$30.1	$30.1	$—	$—
Corporate debt securities	898.0	—	898.0	—
Real estate fund	86.8	—	—	86.8
Total financial assets	$1,014.9	$30.1	$898.0	$86.8

Financial Liabilities
Collateralized loan obligation notes	$612.3	$—	$612.3	$—
Total financial liabilities	$612.3	$—	$612.3	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$54.5	$54.5	$—	$—
Corporate debt securities	570.3	—	570.3	—
Real estate fund	84.7	—	—	84.7
Total financial assets	$709.5	$54.5	$570.3	$84.7

Financial Liabilities
Collateralized loan obligation notes	$450.7	$—	$450.7	$—
Total financial liabilities	$450.7	$—	$450.7	$—

(1)	Amounts consist of money market funds.

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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three months ended March 31, 2018:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	For the Three Months Ended March 31, 2018
	Balance, beginning of period	Total income included in earnings	Balance, end of period
Real estate fund	$84.7	$2.1	$86.8

8. Fair Value Disclosures
Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures
The fair value measurements and disclosures guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring fair value basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	March 31, 2018
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$174.1	$—		$174.1		$—
State, municipalities and political subdivisions	307.0	—		307.0		—
Foreign governments	597.6	1.0		596.6		—
Asset-backed	320.2	—		287.6		32.6
Commercial mortgage-backed	36.8	—		9.3		27.5
Residential mortgage-backed	1,057.4	—		1,057.4		—
U.S. corporate	4,918.5	—		4,903.7		14.8
Foreign corporate	1,782.5	—		1,739.6		42.9
Equity securities:
Common stocks	17.4	16.7		0.7		—
Non-redeemable preferred stocks	341.1	—		338.8		2.3
Short-term investments	171.1	30.8	(2)	140.3		—
Other investments	255.2	73.2	(1)	167.6	(3)	14.4	(4)
Cash equivalents	1,871.1	512.4	(2)	1,358.7	(3)	—
Other assets	3.8	—		—		3.8	(5)
Assets held in separate accounts	1,780.4	1,620.0	(1)	160.4	(3)	—
Total financial assets	$13,634.2	$2,254.1		$11,241.8		$138.3

Financial Liabilities
Other liabilities	$137.8	$73.2	(1)	$3.3	(5)	$61.3	(6)
Liabilities related to separate accounts	1,780.4	1,620.0	(1)	160.4	(3)	—
Total financial liabilities	$1,918.2	$1,693.2		$163.7		$61.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2017
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$182.6	$—		$182.6		$—
State, municipalities and political subdivisions	326.2	—		326.2		—
Foreign governments	596.8	1.0		595.8		—
Asset-backed	190.2	—		150.8		39.4
Commercial mortgage-backed	38.1	—		9.5		28.6
Residential mortgage-backed	1,109.4	—		1,109.4		—
U.S. corporate	5,371.3	—		5,350.2		21.1
Foreign corporate	1,848.0	—		1,802.7		45.3
Equity securities:
Common stocks	17.7	17.0		0.7		—
Non-redeemable preferred stocks	350.3	—		348.1		2.2
Short-term investments	284.1	141.6	(2)	142.5		—
Other investments	253.9	71.2	(1)	172.7	(3)	10.0	(4)
Cash equivalents	544.9	519.1	(2)	25.8	(3)	—
Other assets	2.1	—		—		2.1	(5)
Assets held in separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial assets	$12,916.2	$2,385.1		$10,382.4		$148.7

Financial Liabilities
Other liabilities	$128.7	$71.2	(1)	$1.0	(5)	$56.5	(6)
Liabilities related to separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial liabilities	$1,929.3	$1,706.4		$166.4		$56.5

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes other derivative assets and liabilities.

(6)	Primarily includes contingent consideration liabilities related to business combinations and other derivatives.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not carried at fair value in the consolidated balance sheets:

	March 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$682.2	$675.2	$—	$—	$675.2
Other investments	96.2	96.2	35.2	—	61.0
Total financial assets	$778.4	$771.4	$35.2	$—	$736.2
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$618.9	$624.2	$—	$—	$624.2
Funds withheld under reinsurance	173.6	173.6	173.6	—	—
Debt	2,004.4	2,122.8	—	2,122.8	—
Total financial liabilities	$2,796.9	$2,920.6	$173.6	$2,122.8	$624.2

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$670.2	$679.2	$—	$—	$679.2
Other investments	84.4	84.4	36.3	—	48.1
Total financial assets	$754.6	$763.6	$36.3	$—	$727.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$634.3	$642.5	$—	$—	$642.5
Funds withheld under reinsurance	179.8	179.8	179.8	—	—
Debt	1,068.2	1,174.4	—	1,174.4	—
Total financial liabilities	$1,882.3	$1,996.7	$179.8	$1,174.4	$642.5

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings have not changed significantly since December 31, 2017.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 million as of March 31, 2018 and December 31, 2017.

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

	For the Three Months Ended March 31,
	2018	2017
Claims and benefits payable, at beginning of period	$3,782.2	$3,301.2
Less: Reinsurance ceded and other	(3,193.3)	(2,718.2)
Net claims and benefits payable, at beginning of period	588.9	583.0
Incurred losses and loss adjustment expenses related to:
Current year	440.4	426.0
Prior years	(24.1)	(55.5)
Total incurred losses and loss adjustment expenses	416.3	370.5
Paid losses and loss adjustment expenses related to:
Current year	213.5	191.0
Prior years	239.3	201.8
Total paid losses and loss adjustment expenses	452.8	392.8
Net claims and benefits payable, at end of period	552.4	560.7
Plus: Reinsurance ceded and other (1)	2,642.4	2,514.7
Claims and benefits payable, at end of period (1)	$3,194.8	$3,075.4

(1)
Global Housing's reinsurance recoverables and claims and benefits payable include $121.8 million and $55.3 million of balances ceded to the U.S. government under the voluntary National Flood Insurance Program as of March 31, 2018 and 2017, respectively.

The Company experienced favorable development in both three month periods presented in the roll forward table above. Favorable development in the three months ended March 31, 2018 was comparatively lower than the three months ended March 31, 2017. Global Housing and Global Lifestyle contributed $22.8 million and $47.8 million to the favorable development during the three months ended March 31, 2018 and 2017, respectively. Favorable development for Global Housing decreased in part due to reduced favorable development on catastrophes. Favorable development on catastrophes recognized in the Global Housing segment was $0.7 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively. Excluding catastrophes, favorable development decreased for lender-placed homeowners products due to elevated severity on fire claims associated with prior periods. Favorable development for Global Lifestyle decreased primarily from extended service contracts and credit insurance products, some of which is contractually subject to retrospective commission payments. The reduction was attributable to changing client mix, and consideration of prior development trends when finalizing year-end 2017 reserves. Another contributing factor to the reduction in favorable development was from the continued runoff of the Assurant Health business. Assurant Health contributed $0.7 million in favorable development for the three months ended March 31, 2018 compared to $7.2 million for the three months ended March 31, 2017.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

10. Debt
Debt Issuances
Senior Notes: In March 2018, the Company issued three series of senior notes with an aggregate principal amount of $900.0 million. The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% and is payable in a single installment due March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly in March, June, September and December of each year, beginning in June 2018. The second series is $300.0 million in principal amount, bears interest at 4.20% per year, is payable in a single installment due September 2023 and was issued at a 0.233% discount (the “2023 Senior Notes”). The third series is $300.0 million in principal amount, bears interest at 4.90% per year, is payable in a single installment due March 2028 and was issued at a 0.383% discount (the “2028 Senior Notes”). At any time in whole or from time to time in part, the Company may redeem the 2021 Senior Notes on or after March 2019, the 2023 Senior Notes prior to August 2023 and the 2028 Senior Notes prior to December 2027.
Interest on the 2023 Senior Notes and 2028 Senior Notes is payable semi-annually in March and September of each year, beginning in September 2018. The interest rate payable on any series of the Senior Notes will be subject to adjustment from time to time, if any of Moody’s Investor Service, Inc. or S&P Global Inc. downgrades the credit rating assigned to such series of Senior Notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the Senior Notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

Rating Agencies
Rating Levels	Moody's (1)	S&P (1)	Interest Rate Increase (2)
1	Ba1	BB+	25 basis points
2	Ba2	BB	50 basis points
3	Ba3	BB-	75 basis points
4	B1 or below	B+ or below	100 basis points

(1)	Including the equivalent ratings of any substitute rating agency.

(2)	Applies to each rating agency individually.
Subordinated Notes: In March 2018, the Company issued subordinated notes due March 2048 with principal amount of $400.0 million (the “Subordinated Notes” and, together with the 2021 Senior Notes, 2023 Senior Notes and the 2028 Senior Notes, the “Notes”) which bear interest from March 2018 to March 2028, at an annual rate of 7.00%, payable semi-annually in March and September of each year, beginning in September 2018 and ending in March 2028. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly in March, June, September and December of each year, beginning in June 2028. The Company may redeem the Subordinated Notes, in whole but not in part, at any time on or after March 2028 and prior to maturity at a redemption price set forth in the subordinated notes indenture, dated as of March 27, 2018 (the "Subordinated Notes Indenture"). At any time prior to March 2028, the Subordinated Notes will be redeemable in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the Subordinated Notes Indenture. In addition, the Company has the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the Subordinated Notes Indenture. At any time when the Company has given notice of its election to defer interest payments on the Subordinated Notes, the Company generally may not make payments on or redeem or purchase any shares of the Company’s capital stock or any of its debt securities or guarantees that rank upon our liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
The net proceeds from the sale of the Notes were $1.28 billion, after deducting the underwriting discounts and offering expenses. The Company intends to use the proceeds from the Notes together with the proceeds from the issuance of its 6.50% Series D mandatory convertible preferred stock (“MCPS”), available cash on hand at closing and common stock consideration, to fund the pending acquisition and pay related fees and expenses. A portion of the aggregate proceeds was used to repay the $350.0 million 2.50% senior notes upon maturity in March 2018.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The 2021 Senior Notes, 2023 Senior Notes and the Subordinated Notes are subject to a special mandatory redemption at 101% of principal, in whole but not in part, if the pending acquisition is not consummated. The 2028 Senior Notes are not subject to a special mandatory redemption and will remain outstanding even if the Company does not consummate the acquisition. The Notes have been registered under the Securities Act of 1933, as amended.
Term Loan and Bridge Loan Facilities
In March 2018, the commitments under the Company's $1.50 billion senior unsecured bridge loan facility were terminated and the commitments under the Company's senior unsecured term loan facility were reduced from $350.0 million to $284.4 million (following the completion of the March 2018 issuance of the Notes and MCPS). No loans have been made under the unsecured term loan facility. During the three months ended March 31, 2018, the Company incurred $9.3 million of expense related to the amortization of costs capitalized in connection with such facilities.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through OCI at March 31, 2018.  Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the three months ended March 31, 2018. The deferred gains are expected to be recognized as a reduction in interest expense related to the 2023 Senior Notes, 2028 Senior Notes and the Subordinated Notes on an effective yield basis.
In March 2018, the Company entered into a three-year interest rate swap under which the Company pays interest on $150.0 million of the 2021 Senior Notes at a fixed rate of 2.72% to the counterparty who in return pays the Company a variable rate indexed to the three-month LIBOR rate. The Company determined that the swap qualifies for hedge accounting as an effective cash flow hedge.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended March 31, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive (loss) income before reclassifications	9.2	(177.9)	21.1	(3.5)	—	(151.1)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2.7	—	—	—	2.7
Net current-period other comprehensive income (loss)	9.2	(175.2)	21.1	(3.5)	—	(148.4)
Cumulative effect of change in accounting principles (1)	—	(33.9)	—	—	—	(33.9)
Balance at March 31, 2018	$(272.3)	$372.1	$21.1	$14.4	$(83.6)	$51.7

	Three Months Ended March 31, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$—	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive (loss) income before reclassifications	21.8	36.2	—	(0.3)	—	57.7
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.8)	—	—	(0.2)	(4.0)
Net current-period other comprehensive (loss) income	21.8	32.4	—	(0.3)	(0.2)	53.7
Balance at March 31, 2017	$(300.3)	$491.7	$—	$20.3	$(63.4)	$148.3

(1)	See Note 3 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2018	2017
Net unrealized gains on securities	$3.4	$(5.9)	Net realized gains on investments, excluding other-than-temporary impairment losses
	(0.7)	2.1	Provision for income taxes
	2.7	(3.8)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Settlement gain	$—	$(0.6)	Settlement gain
Amortization of net loss	—	0.3	(1)
	—	(0.3)	Total before tax
	—	0.1	Provision for income taxes
	—	(0.2)	Net of tax
Total reclassifications for the period	$2.7	$(4.0)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15 - Retirement and Other Employee Benefits for additional information.
12. Stock Based Compensation
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
Restricted Stock Units
The following table shows a summary of RSU activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
RSU compensation expense	$5.1	$4.7
Income tax benefit	(0.8)	(1.7)
RSU compensation expense, net of tax	$4.3	$3.0
RSUs granted	389,499	173,645
Weighted average grant date fair value per unit	$90.73	$99.49
Total fair value of vested RSUs	$16.2	$20.3

As of March 31, 2018, there was $47.0 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Performance Share Units

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table shows a summary of PSU activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
PSU compensation expense	$4.2	$(3.1)
Income tax benefit	(0.9)	1.1
PSU compensation expense, net of tax	$3.3	$(2.0)
PSUs granted	—	237,959
Weighted average grant date fair value per unit	$—	$112.32

Portions of the compensation expense recorded in prior years were reversed in the three months ended March 31, 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of March 31, 2018, there was $17.2 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.0 year.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2017 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the three months ended March 31, 2017 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

13. Equity Transactions
Stock Repurchase
There were no share repurchases during the three months ended March 31, 2018. As of March 31, 2018, $293.4 million remains under the total repurchase authorization. The Company repurchased 1,083,136 shares of the Company’s outstanding common stock at a cost of $104.7 million during the three months ended March 31, 2017, exclusive of commissions.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.
Issuance of Mandatory Convertible Preferred Stock
In March 2018, the Company issued 2,875,000 shares of the MCPS, with a par value of $1.00 per share at a public offering price of $100.00 per share and liquidation preference of $100.00 per share, which included the underwriters' exercise in full of their option to purchase 375,000 additional shares of MCPS to cover over-allotments. The net proceeds from the sale of the MCPS was $276.4 million after deducting the underwriting discounts and offering expenses. Refer to Note 10 for further details on the use of proceeds from this offering.
Each outstanding share of MCPS will convert automatically on March 15, 2021 (the "mandatory conversion date") into between 0.9354 and 1.1225 shares of common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to customary anti-dilution adjustments. The number of shares of our common stock issuable on conversion of the MCPS will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period preceding the mandatory conversion date. At any time prior to March 2021, holders may elect to convert each share of the MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the certificate of designations of the MCPS. The MCPS have an optional redemption by the Company, in whole but not in part, if the pending TWG acquisition is not consummated.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The expected dividend payable on the first dividend payment date is approximately $1.6792 per share of the MCPS. Each subsequent dividend is expected to be $1.6250 per share of the MCPS. We may pay

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock in March, June, September and December of each year, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration by the Company unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions.
14. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) shares issuable upon conversion of the MCPS using the if-converted method. Refer to Note 12 - Stock Based Compensation and Note 13 - Equity Transactions for further information regarding potential common share issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended March 31,
	2018	2017
Numerator
Net income	$106.0	$143.8
Deduct common stock dividends paid	(29.7)	(29.7)
Undistributed earnings	$76.3	$114.1
Denominator
Weighted average shares outstanding used in basic earnings per share	53,169,358	56,201,342
Incremental common shares from:
PSUs	308,418	554,953
ESPP	—	346
MCPS	711,722	—
Weighted average shares used in diluted earnings per share calculations	54,189,498	56,756,641
Earnings per common share - Basic
Distributed earnings	$0.56	$0.53
Undistributed earnings	1.43	2.03
Net income	$1.99	$2.56
Earnings per common share - Diluted
Distributed earnings	$0.55	$0.52
Undistributed earnings	1.41	2.01
Net income	$1.96	$2.53

Average PSUs totaling 4,171 and 54,021 for the three months ended March 31, 2018 and 2017, respectively, and estimated shares issuable under the ESPP of 43,964 for the three months ended March 31, 2018 were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
15. Retirement and Other Employee Benefits
The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three months ended March 31, 2018 and 2017 were as follows:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017 Plan 1	2017 Plan 2	2018	2017	2018	2017
Interest cost	$5.8	$2.9	$3.1	$0.7	$0.8	$0.8	$0.9
Expected return on plan assets	(9.1)	(6.1)	(6.8)	—	—	(0.5)	(0.8)
Amortization of net loss	0.2	—	0.3	0.5	0.3	—	—
Curtailment/settlement gain	—	—	—	—	(0.7)	—	—
Net periodic benefit cost	$(3.1)	$(3.2)	$(3.4)	$1.2	$0.4	$0.3	$0.1

Assurant's qualified and non-qualified pension benefit plans were frozen on March 1, 2016. Effective December 31, 2017 Assurant Pension Plan No. 1 ("Plan No. 1") and Assurant Pension Plan No. 2 ("Plan No. 2") were merged into the Assurant Pension Plan (the "Plan"). The expected long-term return on plan assets for 2018 is 4.75%, reflecting a decrease from 6.75% in 2017 due to the reallocation of plan assets through 2018. The Plan's funded status decreased to $78.1 million at March 31, 2018 from $81.3 million (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2017. This equates to a 111% funded status at March 31, 2018 and December 31, 2017. No cash was contributed to the Plan during the first three months of 2018. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2018.
16. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $17.3 million and $18.1 million of letters of credit outstanding as of March 31, 2018 and December 31, 2017, respectively.
Legal and Regulatory Matters
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. The state court began a hearing in July 2015 to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. In March 2017, the order of liquidation was granted. During the three months ended March 31, 2018, the Company accrued an additional $1.4 million of expense related to Penn Treaty due to a revised estimated total loss liability and has a net liability of $6.3 million as of March 31, 2018 for remaining obligations related to the insolvency.

17. Income Taxes
In connection with the initial analysis of the impact of the U.S. Tax Cuts and Jobs Act ("TCJA"), the Company recorded discrete provision tax reform adjustments of $177.0 million as of December 31, 2017. As of March 31, 2018, the Company has no revisions to the initial estimates and does not expect to finalize the analysis until the 2017 U.S. corporate income tax return is filed later in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the annual audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2018 and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report").
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, including with respect to the pending acquisition of The Warranty Group, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, please refer to “MD&A-Critical Factors Affecting Results” below and in Item 7 of our 2017Annual Report and “Item 1A-Risk Factors” in our 2017 Annual Report and this Report.
General
As of March 31, 2018, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

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

•
Total Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate and Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and the Assurant Employee Benefits businesses through reinsurance agreements, expenses related to the pending acquisition of The Warranty Group (see below) and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed for comparability.

The following discussion covers the three months ended March 31, 2018 (“First Quarter 2018") and the three months ended March 31, 2017 (“First Quarter 2017”).
Executive Summary
In January 2018, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), with TWG Holdings Limited, a Bermuda limited company (“TWG Holdings,” and together with its subsidiaries, “TWG”), TWG Re, Ltd., a corporation incorporated in the Cayman Islands (“TWG Re”), Arbor Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of TWG Holdings (“TWG Merger Sub”) and Spartan Merger Sub, Ltd., a Bermuda exempted limited company and a direct wholly owned subsidiary of Assurant (“Merger Sub”). Under the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Assurant will acquire TWG through a transaction in which Merger Sub will merge with and into TWG, with TWG continuing as the surviving corporation and as a wholly owned subsidiary of Assurant. TWG is a global provider of protection plans and related programs and a portfolio company of TPG Capital, a private equity company. For more information regarding the pending transaction, see Note 27 to the Consolidated Financial Statements, included in our 2017 Annual Report.
In March 2018, the Company completed the financing related to the pending acquisition of TWG. The Company issued senior notes in an aggregate principal amount of $900.0 million, subordinated notes in an aggregate principal amount of $400.0 million and $287.5 million of mandatory convertible preferred stock. The Company intends to use the proceeds from the notes and the preferred stock together with available cash on hand at closing and common stock consideration to fund the pending acquisition and pay related fees and expenses. A portion of the aggregate proceeds was used to repay the $350.0 million 2.50% senior notes upon maturity in March 2018.
For First Quarter 2018, consolidated net income decreased $37.8 million, or 26%, to $106.0 million, compared with net income of $143.8 million for First Quarter 2017. The decrease in net income reflects $20.5 million of after-tax expenses related to the pending acquisition of TWG and a reduction in the amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits in 2016. This decrease was partially offset by a lower effective tax rate due to the enactment of the U.S. Tax Cuts and Jobs Act ("TCJA").
Global Housing net income increased $9.3 million, or 15%, to $71.2 million for First Quarter 2018 from $61.9 million for First Quarter 2017 primarily due to the impact of a lower effective tax rate following the enactment of the TCJA, partially offset by $8.7 million of after-tax reportable catastrophe losses, net of reinsurance and including reinstatement and other premiums ("reportable catastrophes"), mainly from severe winter storms in the Northeastern U.S. Excluding reportable catastrophes and the impact of a lower effective tax rate, net income increased mainly due to higher contributions from international housing products, profitable growth in multi-family housing and residual income for processing National Flood Insurance Program (“NFIP”) flood claims following Hurricane Harvey. These were partially offset by ongoing declines in our lender-placed insurance business.
Net earned premiums and fees decreased $8.6 million, or 2%, to $523.1 million for First Quarter 2018 from $531.7 million for First Quarter 2017, primarily due to ongoing declines in placement rates and lower volumes from Real Estate Owned ("REO") insurance within our lender-placed insurance business. Also contributing to the decline was reduced client demand for originations and field services in our mortgage solutions business. These decreases were mostly offset by growth in multi-family housing business and growth from international housing products.
For 2018, we expect Global Housing's net income, excluding reportable catastrophes, to decrease before taking into account recently enacted tax reform. Further declines in our lender-placed insurance and mortgage solutions businesses are expected, partially offset by continued growth in our multi-family housing business. We expect additional savings from expense management efforts to be realized towards the end of 2018 and into 2019. Net income is expected to increase after reflecting a lower effective tax rate of approximately 20% to 21%, with a portion of the tax savings to be reinvested for future growth. Revenue is expected to approximate 2017 levels as declines in our lender-placed insurance business are offset by growth in our multi-family housing business.
Global Lifestyle net income increased $3.4 million, or 6%, to $55.8 million for First Quarter 2018 from $52.4 million for First Quarter 2017, primarily due to the impact of a lower effective tax rate following the enactment of the TCJA. Additionally, Global Lifestyle net income for First Quarter 2017 included $7.5 million of income from one-time client recoverables resulting from actions taken to improve profitability in select international markets. Excluding the client recoverables and the impact of a lower effective tax rate, Global Lifestyle net income increased mainly from mobile programs launched in 2017 and continued growth in existing mobile programs and favorable client contract term amendments in Connected Living, partially offset by less favorable results in our domestic vehicle protection business and continued declines in our credit insurance business.
Net earned premiums and fees increased $113.6 million, or 14%, to $918.5 million for First Quarter 2018 from $804.9 million for First Quarter 2017, primarily due to growth from new and existing mobile protection programs and our domestic vehicle protection business, partially offset by lower volume in our mobile repair and logistics business.
For 2018, we expect Global Lifestyle's net income to increase modestly, before taking into account recently enacted tax reform. We expect profitable growth to be driven primarily by newly launched mobile programs, vehicle protection expansion and ongoing expense management efforts, partially offset by ongoing declines in our credit insurance business. Mobile trade-in activity is expected to vary based on the timing and availability of new smartphone introductions and carrier promotional activity. Results are expected to benefit from a lower effective tax rate of approximately 22% to 24%, with a portion of the tax savings to be reinvested for future growth. Revenue is expected to increase from growth in Connected Living and our vehicle protection business, globally.
Global Preneed net income decreased to $9.8 million in First Quarter 2018 from $9.9 million in First Quarter 2017. Global Preneed net income for First Quarter 2018 reflects a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, Global Preneed net income decreased mainly due to higher technology expenses.
Net earned premiums and fees increased $2.0 million, or 5%, to $46.2 million for First Quarter 2018 from $44.2 million for First Quarter 2017, driven mainly by growth from our domestic preneed business, including prior period sales of our final need product.
For 2018, we expect Global Preneed's revenue and earnings to continue to increase modestly from our alignment with market leaders, before taking into account recently enacted tax reform. Results are expected to benefit from a lower effective tax rate of approximately 22%, with a portion of the tax savings to be reinvested for future growth.
Critical Factors Affecting Results
Our results depend on the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets, our ability to manage our expenses and achieve expense savings and the severity and frequency of catastrophes. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including Connected Living, multi-family housing, as well as vehicle protection services, and manage the pace of declines in placement rates in our lender-placed insurance business. In addition, our results will be impacted by our ability to close and integrate the pending TWG acquisition. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in exchange rates, may have a material adverse effect on our results of operations or financial condition. For more information on these factors, see “Item 1A—Risk Factors” and “Item 7—MD&A—Critical Factors Affecting Results” in our 2017 Annual Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the three months ended March 31, 2018, net cash used in operating activities, including the effect of exchange rate changes and the reclassification of assets held for sale, totaled $77.9 million; net cash provided by investing activities totaled $79.1 million and net cash provided by financing activities totaled $1.34 billion. We had $2.34 billion in cash and cash equivalents as of March 31, 2018. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates
Our 2017 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2017 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2018.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Net earned premiums	$1,124.9	$1,050.3
Fees and other income	364.5	340.2
Net investment income	130.2	120.6
Net realized gains on investments	0.5	3.4
Amortization of deferred gains and gains on disposal of businesses	18.5	37.0
Total revenues	1,638.6	1,551.5
Benefits, losses and expenses:
Policyholder benefits	414.6	358.0
Amortization of deferred acquisition costs and value of business acquired	346.4	314.5
Underwriting, general and administrative expenses	719.6	651.3
Interest expense	21.5	12.6
Total benefits, losses and expenses	1,502.1	1,336.4
Income before provision for income taxes	136.5	215.1
Provision for income taxes	30.5	71.3
Net income	$106.0	$143.8

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Income
Consolidated net income decreased $37.8 million, or 26%, to $106.0 million for First Quarter 2018, compared with $143.8 million of net income for First Quarter 2017. The decrease in net income was primarily driven by $20.5 million of after-tax expenses related to the pending acquisition of TWG, a reduction in the amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits, a decrease in net income from our Health operations and an increase in reportable catastrophes. Additionally, the decrease in net income reflects the absence of one-time items recorded in the First Quarter 2017, including income from client recoverables within our Global Lifestyle segment and a reversal of previously recorded compensation expense. These decreases were partially offset by the impact of a lower effective tax rate due to the TCJA.

Global Housing
Overview
The table below presents information regarding Global Housing’s segment results of operations:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Net earned premiums	$436.4	$436.4
Fees and other income	86.7	95.3
Net investment income	20.2	19.2
Total revenues	543.3	550.9
Benefits, losses and expenses:
Policyholder benefits	169.1	163.3
Amortization of deferred acquisition costs and value of business acquired	49.6	50.9
Underwriting, general and administrative expenses	234.9	240.7
Total benefits, losses and expenses	453.6	454.9
Segment income before provision for income taxes	89.7	96.0
Provision for income taxes	18.5	34.1
Segment net income	$71.2	$61.9
Net earned premiums, fees and other:
Lender-placed insurance	$289.7	$305.6
Multi-family housing	97.2	85.4
Mortgage solutions	45.5	60.9
Manufactured housing and other	90.7	79.8
Total	$523.1	$531.7
Ratios:
Combined ratio for risk-based businesses (1)	85.3%	82.9%
Pre-tax income margin for fee-based, capital-light businesses (2)	11.4%	8.8%

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

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Income
Segment net income increased $9.3 million, or 15%, to $71.2 million for First Quarter 2018 from $61.9 million for First Quarter 2017 due to the impact of a lower effective tax rate following the enactment of the TCJA. Additionally, segment income for First Quarter 2018 included $8.7 million of after-tax reportable catastrophes, mainly from severe winter storms in the Northeastern U.S., compared to $0.6 million of after-tax reportable catastrophes in First Quarter 2017. Absent the impact of these items, segment net income increased primarily due to higher contributions from our international business, profitable growth in our multi-family housing business and an increase in fees and reimbursements from the NFIP for processing flood claims following Hurricane Harvey. These increases were partially offset by our lender-placed insurance business due to the ongoing decline of placement rates.

Total Revenues
Total revenues decreased $7.6 million, or 1%, to $543.3 million for First Quarter 2018 from $550.9 million for First Quarter 2017. Net earned premiums remained flat at $436.4 million for both the First Quarter 2018 and 2017. A decrease in net earned premiums from our lender placed insurance business, due to ongoing declines in placement rates and lower volumes from our REO insurance, was partially offset by an increase from our multi-family housing business, primarily due to the growth in renters insurance. Fees and other income decreased $8.6 million, or 9%, due to a reduction in mortgage solutions fee income driven by reduced client demand for originations and field services, partially offset by growth in our international housing products.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $1.3 million, or less than 1%, to $453.6 million for First Quarter 2018 from $454.9 million for First Quarter 2017. Total policyholder benefits increased $5.8 million, or 4%, mainly due to a $6.4 million increase in net losses, excluding reinstatement premiums and other assessments, from reportable catastrophes. Reportable catastrophe losses include only individual catastrophic events that generated losses in excess of $5.0 million, pre-tax and net of reinsurance. Underwriting, general and administrative expenses decreased $5.8 million, or 2%, due to an increase in fees and reimbursements from the NFIP for processing flood claims for Hurricane Harvey, lower lender placed regulatory expenses and a decrease in expenses in our mortgage solutions business.

Global Lifestyle
Overview
The table below presents information regarding Global Lifestyle’s segment results of operations:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Net earned premiums	$673.6	$595.8
Fees and other income	244.9	209.1
Net investment income	32.1	26.5
Total revenues	950.6	831.4
Benefits, losses and expenses:
Policyholder benefits	181.6	148.6
Amortization of deferred acquisition costs and value of business acquired	280.3	251.0
Underwriting, general and administrative expenses	415.8	354.7
Total benefits, losses and expenses	877.7	754.3
Segment income before provision for income taxes	72.9	77.1
Provision for income taxes	17.1	24.7
Segment net income	$55.8	$52.4
Net earned premiums, fees and other:
Global connected living (mobile, service contracts and assistance services)	$602.1	$512.2
Global vehicle protection services	202.5	174.8
Global credit and other	113.9	117.9
Total	$918.5	$804.9
Net earned premiums, fees and other:
Domestic	$579.5	$506.3
International	339.0	298.6
Total	$918.5	$804.9
Ratios:
Combined ratio for risk-based businesses (1)	99.1%	92.2%
Pre-tax income margin for fee-based, capital-light businesses (2)	8.2%	7.1%

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

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Income
Segment net income increased $3.4 million, or 6%, to $55.8 million for First Quarter 2018 from $52.4 million for First Quarter 2017, primarily due to the impact of a lower effective tax rate following the passage of the TCJA. Segment income for First Quarter 2017 included $7.5 million of income from one-time client recoverables resulting from actions taken to improve profitability in select international markets. Excluding the impact of these items, segment net income increased mainly due to increased income from our Connected Living business, which was mostly driven by growth from mobile programs launched in 2017, continued growth in existing mobile programs, as well as favorable client contract term amendments. The increase was mostly offset by less favorable results in our vehicle protection business and the continued runoff of our credit insurance business, as well as lower results from our repair and logistics business. Additionally, net income benefited from higher net investment income primarily due to an increase in income from real estate joint venture partnerships.

Total Revenues
Total revenues increased $119.2 million, or 14%, to $950.6 million for First Quarter 2018 from $831.4 million for First Quarter 2017. Net earned premiums increased $77.8 million, or 13%, mostly driven by increased revenue from our Connected Living business, due to growth from existing and recently launched mobile programs, as well as growth from our domestic vehicle protection business. Fees and other income increased $35.8 million, or 17%, primarily driven by growth from recently launched mobile programs, partially offset by a decrease from our mobile repair and logistics business due to lower domestic volumes.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $123.4 million, or 16%, to $877.7 million for First Quarter 2018 from $754.3 million for First Quarter 2017. Policyholder benefits increased $33.0 million, or 22%, primarily due to growth and higher loss experience from our global mobile and domestic vehicle protection businesses. Amortization of deferred acquisition costs increased $29.3 million, or 12%, primarily driven by the growth of our domestic vehicle protection business. Underwriting, general and administrative expenses increased $61.1 million, or 17%, also primarily due to growth from our global mobile programs and domestic vehicle protection business, partially offset by lower volumes from our mobile repairs and logistics business.

Global Preneed
Overview
The table below presents information regarding Global Preneed’s segment results of operations:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Net earned premiums	$14.6	$14.6
Fees and other income	31.6	29.6
Net investment income	65.8	64.2
Total revenues	112.0	108.4
Benefits, losses and expenses:
Policyholder benefits	66.7	66.2
Selling, underwriting, general and administrative expenses	32.7	27.5
Total benefits, losses and expenses	99.4	93.7
Segment income before provision for income taxes	12.6	14.7
Provision for income taxes	2.8	4.8
Segment net income	$9.8	$9.9
For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Income
Segment net income decreased to $9.8 million in First Quarter 2018 from $9.9 million in First Quarter 2017. Segment net income for First Quarter 2018 reflects a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, segment net income decreased mainly due to an increase in technology expenses and lower income from real estate joint venture partnerships, as well as an increase in benefits from policies in runoff that are pegged to the Consumer Price Index (“CPI”), partially offset by growth from our domestic preneed business including prior period sales of the final need product.
Total Revenues
Total revenues increased $3.6 million, or 3%, to $112.0 million for First Quarter 2018 from $108.4 million for First Quarter 2017. Fees and other income increased $2.0 million, or 7%, primarily due to growth in the U.S. business, including prior period sales of the final need product. Net investment income increased $1.6 million, or 2%, due to an increase in invested assets in line with the growth of the domestic preneed business and an increase in foreign exchange, partially offset by a decrease in income from real estate joint venture partnerships.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $5.7 million, or 6%, to $99.4 million for First Quarter 2018 from $93.7 million for First Quarter 2017, primarily due to growth from our domestic preneed business, an increase in technology expenses and an increase in benefits on policies pegged to the CPI.

Total Corporate and Other
The tables below present information regarding the Total Corporate and Other segment’s results of operations:

	For the Three Months Ended March 31,
	2018			2017
	Corporate and Other	Health	Total Corporate and Other	Corporate and Other	Health	Total Corporate and Other
Revenues:
Net earned premiums	$—	0.3	0.3	$—	$3.5	$3.5
Fees and other income	1.2	0.1	1.3	4.9	1.3	6.2
Net investment income	11.0	1.1	12.1	9.6	1.1	10.7
Net realized gains on investments	0.5	—	0.5	3.4	—	3.4
Amortization of deferred gains and gains on disposal of businesses	18.5	—	18.5	37.0	—	37.0
Total revenues	31.2	1.5	32.7	54.9	5.9	60.8
Benefits, losses and expenses:
Policyholder benefits	—	(2.8)	(2.8)	—	(20.1)	(20.1)
General and administrative expenses	51.0	1.7	52.7	27.6	13.4	41.0
Interest expense	21.5	—	21.5	12.6	—	12.6
Total benefits, losses and expenses	72.5	(1.1)	71.4	40.2	(6.7)	33.5
Segment (loss) income before (benefit) provision for income taxes	(41.3)	2.6	(38.7)	14.7	12.6	27.3
(Benefit) provision for income taxes	(8.5)	0.6	(7.9)	3.0	4.7	7.7
Segment net (loss) income	$(32.8)	$2.0	$(30.8)	$11.7	$7.9	$19.6
Corporate and Other
For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net (Loss) Income
Results for Corporate and Other decreased $44.5 million to a net loss of $32.8 million for First Quarter 2018 from net income of $11.7 million for First Quarter 2017. The decrease in segment results was primarily driven by $20.5 million of after-tax expenses related to the pending acquisition of TWG, a reduction in the amortization of deferred gains associated with the sale of Assurant Employee Benefits and the impact of a lower effective tax rate due to the enactment of the TCJA. The decrease was also due to higher employee related expenses, mostly related to a one-time reversal in First Quarter 2017 of previously recorded compensation expense related to the Company's performance as measured against performance goals.
Total Revenues
Total revenues decreased $23.7 million, or 43%, to $31.2 million for First Quarter 2018 from $54.9 million for First Quarter 2017. The decrease was primarily related to $18.5 million of lower amortization of deferred gains primarily related to the sale of Assurant Employee Benefits and a $3.7 million decrease in fee and other income due to a reduction of transaction level services provided in connection with the transition of renewal policies related to the sale of Assurant Employee Benefits, which were completed in First Quarter 2018. A reduction in net realized gains on investments also contributed to the decrease.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $32.3 million, or 80%, to $72.5 million for First Quarter 2018 from $40.2 million for First Quarter 2017. Selling, general and administrative expenses increased 23.4 million, or 85%, primarily due to $16.7 million of transaction and integration related expenses associated with the pending acquisition of TWG. Additionally, the increase was also due to a one-time reversal in First Quarter 2017 of previously recorded compensation expense. Interest expense increased 8.9 million, or 71%, primarily due to interest expense related the financing of the pending acquisition. The increase in interest expense includes $8.6 million of premium paid for derivatives that were exercised in First Quarter 2018 in connection with the issuance of debt. Please see Note 10 in the Consolidated Financial Statements included elsewhere in this Report.
Assurant Health
Assurant began to wind down its medical insurance operations in June 2015, and the Company substantially completed its exit of the health insurance market in 2016.
The Affordable Care Act
The Affordable Care Act introduced new premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor. As of March 31, 2018, we have no net reinsurance recoverables related to these programs. During First Quarter 2018, we collected $0.2 million under the risk adjustment programs. Finally, we have not recorded a net receivable under the risk corridor programs because payments from the U.S. Department of Health and Human Services are considered unlikely.
For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Income
Segment net income decreased $5.9 million to $2.0 million for First Quarter 2018 from $7.9 million for First Quarter 2017 primarily due to a reduction in favorable claims development as we continue to run off the business.
Total Revenues
Total revenues decreased $4.4 million to $1.5 million for First Quarter 2018 from $5.9 million for First Quarter 2017 primarily due to our exit of the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses in First Quarter 2018 were a net benefit of $1.1 million compared to the First Quarter 2017 net benefit of $6.7 million. The change is primarily due to a reduction in favorable claims development as we continue to run off the business.

Investments
The Company had total investments of $10.96 billion and $11.55 billion as of March 31, 2018 and December 31, 2017, respectively. Net unrealized gains on the Company's fixed maturity portfolio decreased $242.4 million during First Quarter 2018, from $906.1 million as of December 31, 2017 to $663.7 million as of March 31, 2018. This decrease was mainly due to an increase in Treasury yields and a widening in credit spreads.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	March 31, 2018		December 31, 2017
Aaa / Aa / A	$5,798.0	63.1%	$6,155.4	63.7%
Baa	2,876.5	31.3%	2,982.5	30.9%
Ba	396.3	4.3%	400.8	4.1%
B and lower	123.3	1.3%	123.9	1.3%
Total	$9,194.1	100.0%	$9,662.6	100.0%
Major categories of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
Fixed maturity securities	$104.6	$102.9
Equity securities	5.0	5.9
Commercial mortgage loans on real estate	8.3	9.0
Short-term investments	2.4	1.8
Other investments	6.1	3.4
Cash and cash equivalents	4.9	3.2
Revenue from consolidated investment entities (1)	13.5	—
Total investment income	144.8	126.2
Investment expenses	(4.2)	(5.6)
Expenses from consolidated investment entities (1)	(10.4)	—
Net investment income	$130.2	$120.6

(1)
The net of revenues and expenses from consolidated investment entities of $3.1 million for First Quarter 2018 includes $1.9 million and $0.8 million of interest income from the Company's direct investment the real estate fund and collateralized loan obligations "CLOs", respectively, and $0.4 million related to investment management fees. Refer to Note 7 - Variable Interest Entities, for further detail.

Net investment income increased $9.6 million, or 8%, to $130.2 million for First Quarter 2018 from $120.6 million for First Quarter 2017. Net investment income for First Quarter 2018 increased mainly due to a $3.3 million increase in investment income from real estate joint venture partnerships, $2.9 million of interest income from the recovery of losses on certain mortgage-backed securities and $1.9 million of investment income from our direct investment in the real estate fund. Absent these items, the increase in net investment income was primarily due to an increase in invested assets and changes in the asset mix.
As of March 31, 2018, the Company owned $58.9 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $51.6 million of municipal securities, whose credit rating was A with the guarantee, but would have had a rating of A- without the guarantee.
For more information on the Company's investments, please see Notes 6 and 8 to the Consolidated Financial Statements, included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our holding company’s assets consist primarily of the capital stock of our subsidiaries. Accordingly, our holding company’s future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. The ability to pay such dividends and to make such other payments from our insurance subsidiaries will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from state to state and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. For further information on pending amendments to state insurance holding company laws, including the NAIC’s “Solvency Modernization Initiative,” see “Item 1A — Risk Factors — Risks Related to Our Industry — Changes in insurance regulation may reduce our profitability and limit our growth” in our 2017 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In 2018, in addition to assigning ratings to the Company’s new debt issuances the following actions were taken by the rating agencies:
A.M. Best

•
Affirmed all ratings with a stable outlook, except for a revised outlook on the financial strength ratings to negative from stable for our two subsidiaries that sold the Assurant Employee Benefits business through reinsurance due to their diminished profile following the sale.

Moody's Investor Services ("Moody's")

•	No additional actions were taken. In connection with the pending transaction ratings remain under review for downgrade until the TWG acquisition closes.
Standard and Poor’s (“S&P”)

•	In connection with the pending transaction, lowered the long-term issuer credit rating of the holding company from BBB+ to BBB with a stable outlook.

•	Affirmed the short-term issuer credit rating.

•	Financial strength ratings of rated operating companies were affirmed with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1-Business” and “Item 1A-Risk Factors-Risks Related to Our Company-A.M. Best, Moody’s and S&P rate the financial strength of our insurance company subsidiaries, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease” in our 2017 Annual Report.
For 2018, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $300.0 million.

Liquidity
Holding Company
As of March 31, 2018, we had approximately $575.0 million in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1.92 billion, which we are not otherwise holding for a specific purpose as of the balance sheet date. Holding company capital excludes $1.21 billion of proceeds from the notes and preferred stock issuances, which the Company intends to use to fund a portion of the consideration for the pending acquisition and pay related fees and expenses. We can use such capital for stock repurchases, stockholder dividends, acquisitions, and other corporate purposes. $250.0 million of the $575.0 million of holding company capital is intended to serve as a buffer against remote risks (such as large-scale catastrophes). Dividends or returns of capital paid by our subsidiaries, net of infusions, were approximately $182.0 million for First Quarter 2018 including $140.0 million from the capital related to the reduction in deferred tax liabilities following the enactment of the TCJA. In 2017, dividends, net of infusions and excluding amounts used for acquisitions, paid to the holding company from its subsidiaries were $374.0 million, which included approximately $145.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits and approximately $229.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments.

In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to shareholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase its outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our stockholders of $29.7 million and $508.5 million during First Quarter 2018 and the year ended December 31, 2017, respectively. We expect 2018 operating segment dividends from Global Housing, Global Lifestyle and Global Preneed to exceed segment net income due to the impact of TCJA, subject to the growth of the business, rating agency and regulatory capital requirements.
Pending Acquisition of TWG
In connection with the pending acquisition of TWG, the equityholders of TWG Holdings will receive consideration of 10,400,000 shares of Assurant common stock and cash. The cash consideration is subject to a collar mechanism based on the change between the Company’s 10-day volume-weighted average stock price at the time of closing (the “closing price”) and $95.4762, the reference price as set forth in the Merger Agreement. Pursuant to the collar mechanism, the cash consideration may increase or decrease by the value of the difference between the closing price and the reference price if the percentage change is no more than 10% (in either direction). There is no further adjustment to the cash consideration if the percentage change between the two prices is within 10% to 20% (in either direction). In the event that the percentage change is greater than 20% (in either direction), the disadvantaged party may terminate the agreement unless the other party elects to cure by adjusting the consideration to be received by the TWG Holdings equityholders. Assuming an increase or decrease with respect to the reference price of not more than 10%, the total cash consideration would range from approximately $800.0 million to $1.00 billion, depending on the Company’s stock price at closing. The Company currently expects to finance the cash consideration and repayment of $590.2 million of TWG’s existing debt through a combination of external financing and available cash at the holding company at the time of closing. As part of the financing for the acquisition, in First Quarter 2018, the Company issued mandatory convertible preferred stock, senior notes and subordinated notes, as described in more detail below.
In March 2018, the Company issued 2,875,000 shares of its 6.50% Series D mandatory convertible preferred stock (“MCPS”), with a par value of $1.00 per share at a public offering price of $100.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9354 and 1.1225 shares of common stock, subject to customary anti-dilution adjustments. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. The expected dividend payable on the first dividend payment date is approximately $1.6792 per share of the MCPS. Each subsequent dividend is expected to be $1.6250 per share of the MCPS.
In March 2018, the Company issued three series of senior notes with an aggregate principal amount of $900.0 million. The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% and is payable in a single installment due March 2021 (the “2021 Senior Notes”). The second series is $300.0 million in principal amount, bears interest at 4.20% per year, is payable in a single installment due September 2023 and was issued at a 0.233% discount (the “2023 Senior Notes”). The third series is $300.0 million in principal amount, bears interest at 4.90% per year, is payable in a single installment due March 2028 and was issued at a 0.383% discount (the “2028 Senior Notes”). At any time in whole or from time to time in part, the Company may redeem the 2021 Senior Notes on or after March 2019, the 2023 Senior Notes prior to August 2023 and the 2028 Senior Notes prior to December 2027.
In March 2018, the Company issued subordinated notes due March 2048 with principal amount of $400.0 million (the “Subordinated Notes” and, together with the 2021 Senior Notes, 2023 Senior Notes and the 2028 Senior Notes, the “Notes”) which bear interest from March 2018 to March 2028, at an annual rate of 7.00%. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, beginning in June 2028. The Company may redeem the Subordinated Notes, in whole but not in part, at any time on or after March 27, 2028 and prior to maturity at a redemption price set forth in the indenture, dated as of March 27, 2018 (the "Subordinated Notes Indenture"). At any time prior to March 2028, the Subordinated Notes will be redeemable in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the Subordinated Notes Indenture.
The 2021 Senior Notes, 2023 Senior Notes and the Subordinated Notes are subject to a special mandatory redemption at 101% of principal, in whole but not in part, if the pending acquisition is not consummated. The 2028 Senior Notes are not subject to a special mandatory redemption and will remain outstanding even if the Company does not consummate the pending acquisition. The MCPS has an optional redemption by the Company in whole but not in part if the pending acquisition is not consummated. The Company intends to use the proceeds from the Notes together with the proceeds from the MCPS, available cash on hand at closing and common stock consideration, to fund the pending acquisition and pay related fees and expenses. A portion of the aggregate proceeds was used to repay the $350.0 million 2.50% senior notes upon maturity on March 15, 2018.

In March 2018, the commitments under the Company's senior unsecured term loan facility were reduced from $350.0 million to $284.4 million. No loans have been made under this facility. In March 2018, commitments under the Company's $1.50 billion senior unsecured bridge loan facility were terminated.
For additional information regarding the MCPS and the Notes, refer to Notes 10 and 13 in the Consolidated Financial Statements included elsewhere in this Report.
Assurant Subsidiaries
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from our revolving credit facility. In addition, on January 22, 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make any additional offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.56 per common share on March 19, 2018 to stockholders of record as of February 26, 2017. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends (including under the terms of our outstanding MCPS); and other factors our Board of Directors deems relevant.
During the three months ended March 31, 2018, there were no repurchases of our outstanding common stock. As of March 31, 2018, $293.4 million remained under the current repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to finance the cash consideration and repayment of debt for the pending TWG acquisition, pay interest on our senior and subordinated notes and dividends on our common and preferred shares.

Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 15 to the Consolidated Financial Statements, included elsewhere in this Report.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our net cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2018	2017
Operating activities (1)	$(77.9)	$29.0
Investing activities	79.1	(58.8)
Financing activities	1,344.0	(127.7)
Net change in cash	$1,345.2	$(157.5)

____________________

(1)	Includes effect of exchange rate changes and the reclassification of assets held for sale on cash and cash equivalents.
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
Net cash (used in) provided operating activities was $(77.9) million and $29.0 million for First Quarter 2018 and First Quarter 2017, respectively. The decrease in net cash from operating activities was primarily due to a significant increase in claim payments, net of reinsurance, related to losses from 2017 reportable catastrophes. The decrease was also due to a $41.5 million settlement of an indemnification liability related to the previous sale of our general agency business (the vast majority of which had been accrued in prior years). These decreases were partially offset by a $26.7 million increase in cash from the settlement of a series of derivative transactions that we entered into in 2017 to hedge interest rate risk related to anticipated borrowing to finance the pending TWG acquisition.
Net cash provided by (used in) investing activities was $79.1 million and $(58.8) million for First Quarter 2018 and First Quarter 2017, respectively. The increase in net cash from investing activities was primarily due to a reduction in cash paid for acquisitions. In First Quarter 2017, we acquired Green Tree Insurance Agency, Inc. for $125.0 million in cash. The remaining decrease was due to the ongoing management of our investment portfolio.
Net cash provided by (used in) financing activities was $1.34 billion and $(127.7) million for First Quarter 2018 and First Quarter 2017, respectively. The increase in net cash from financing activities was primarily due to the financing related to the pending acquisition of TWG. Net proceeds from the issuances of debt and preferred stock were $1.28 billion and $276.4 million, respectively. The Company used $350.0 million of the aggregate proceeds to replace the 2018 senior notes that matured during the quarter. The increase in cash from financing activities was also due to $156.6 million of proceeds from short-term warehousing credit facilities used to fund the purchase of securities for the planned formation of certain CLO structures. The proceeds from the warehousing credit facility are non-recourse to the Company and the Company has no obligation to satisfy the debt related to the planned formation of the CLO structures. Refer to Note 7 in the Consolidated Financial Statements included elsewhere in this Report.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Interest paid on debt	$24.0	$24.0
Common stock dividends	29.7	29.7
Total	$53.7	$53.7
Letters of Credit
In the normal course of business, we issue letters for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $17.3 million and $18.1 million of letters of credit outstanding as of March 31, 2018 and December 31, 2017.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2017 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018. They have concluded that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported accurately. They also have concluded that information that the Company is required to disclose is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
During the quarter ended March 31, 2018, we made no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. See Note 16 to the Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2017 Annual Report. There have been no material changes during First Quarter 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.1
Certificate of Designations of 6.50% Series D Mandatory Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 12, 2018 (incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K, originally filed on March 7, 2018).

4.1
Specimen certificate of 6.50% Series D Mandatory Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, originally filed on March 7, 2018).

4.2	Subordinated Notes Indenture, dated as of March 27, 2018 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, originally filed on March 27, 2018).

4.3	Form of Floating Rate Senior Note due 2021 (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K, originally filed on March 27, 2018).

4.4	Form of 4.200% Senior Notes due 2023 (incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K, originally filed on March 27, 2018).

4.5	Form of 4.900% Senior Notes due 2028 (incorporated by reference from Exhibit 4.5 to the Registrant's Current Report on Form 8-K, originally filed on March 27, 2018).

4.6	Form of 7.000% Subordinated Fixed-to-Floating Rate Notes due 2048 (incorporated by reference from Exhibit 4.6 to the Registrant's Current Report on Form 8-K, originally filed on March 27, 2018).

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 8, 2018. *

12.1	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plans

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: May 7, 2018	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: May 7, 2018	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer