Form 10-Q
period 2018-06-30
ASSURANT INC
filed 2018-08-09
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at August 3, 2018 was 62,839,361.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,777.0 in 2018 and $8,756.5 in 2017)	$11,297.5	$9,662.6
Equity securities, at fair value (cost - $349.6 in 2018 and $316.3 in 2017)	385.8	368.0
Commercial mortgage loans on real estate, at amortized cost	720.1	670.2
Short-term investments	343.6	284.1
Other investments	642.2	568.6
Total investments	13,389.2	11,553.5
Cash and cash equivalents	1,253.7	996.8
Premiums and accounts receivable, net	1,512.7	1,237.3
Reinsurance recoverables	10,978.3	9,790.2
Accrued investment income	136.1	105.4
Deferred acquisition costs	3,882.7	3,484.5
Property and equipment, at cost less accumulated depreciation	370.6	347.6
Tax receivable	54.3	126.3
Goodwill	2,369.2	917.7
Value of business acquired	3,962.5	24.4
Other intangible assets, net	664.8	288.6
Other assets	623.7	387.1
Assets held in separate accounts	1,858.3	1,837.1
Assets of consolidated investment entities (1)	1,305.2	746.5
Total assets	$42,361.3	$31,843.0
Liabilities
Future policy benefits and expenses	$10,386.0	$10,397.4
Unearned premiums	14,505.0	7,038.6
Claims and benefits payable	3,503.1	3,782.2
Commissions payable	308.1	365.1
Reinsurance balances payable	324.1	145.3
Funds held under reinsurance	347.1	179.8
Deferred gains on disposal of businesses	94.7	128.1
Accounts payable and other liabilities	2,610.7	2,046.3
Debt	2,004.8	1,068.2
Liabilities related to separate accounts	1,858.3	1,837.1
Liabilities of consolidated investment entities (1)	1,086.5	573.4
Total liabilities	37,028.4	27,561.5
Commitments and contingencies (Note 18)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, $1.00 par value, 2,875,000 shares authorized, 2,875,000 issued and outstanding at June 30, 2018	2.9	—
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,069,104 and 150,392,604 shares issued and 63,094,312 and 52,417,812 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1.6	1.5
Additional paid-in capital	4,459.7	3,197.9
Retained earnings	5,846.3	5,697.3
Accumulated other comprehensive (loss) income	(137.9)	234.0
Treasury stock, at cost; 97,974,792 shares at June 30, 2018 and December 31, 2017	(4,860.1)	(4,860.1)
Total Assurant, Inc. stockholders’ equity	5,312.5	4,270.6
Non-controlling interest	20.4	10.9
Total equity	5,332.9	4,281.5
Total liabilities and equity	$42,361.3	$31,843.0

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At June 30, 2018 and December 31, 2017

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$35.0	$69.8
Investments, at fair value	1,200.7	655.0
Other receivables	69.5	21.7
Total assets	$1,305.2	$746.5
Liabilities
Collateralized loan obligation notes, at fair value	941.2	450.7
Other liabilities	145.3	122.7
Total liabilities	$1,086.5	$573.4

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,338.3	$1,115.3	$2,463.2	$2,165.6
Fees and other income	354.2	326.9	718.7	667.1
Net investment income	135.6	121.7	265.8	242.3
Net realized (losses) gains on investments, excluding other-than-temporary impairment losses	(11.4)	13.3	(10.9)	17.1
Other-than-temporary impairment losses recognized in earnings	—	(0.1)	—	(0.5)
Amortization of deferred gains on disposal of businesses	15.0	23.4	33.5	60.4
Total revenues	1,831.7	1,600.5	3,470.3	3,152.0
Benefits, losses and expenses
Policyholder benefits	490.6	416.4	905.2	774.4
Amortization of deferred acquisition costs and value of business acquired	463.2	346.7	809.6	661.2
Underwriting, general and administrative expenses	773.6	646.3	1,493.2	1,297.6
Interest expense	26.0	12.4	47.5	25.0
Total benefits, losses and expenses	1,753.4	1,421.8	3,255.5	2,758.2
Income before provision for income taxes	78.3	178.7	214.8	393.8
Provision for income taxes	11.3	58.5	41.8	129.8
Net income	67.0	120.2	173.0	264.0
Less: Preferred stock dividends	(4.8)	—	(4.8)	—
Net income attributable to common stockholders	$62.2	$120.2	$168.2	$264.0

Earnings Per Share
Basic	$1.09	$2.18	$3.05	$4.74
Diluted	$1.09	$2.16	$3.02	$4.71
Dividends per share of common stock	$0.56	$0.53	$1.12	$1.06
Dividends per share of preferred stock	$1.68	$—	$1.68	$—
Share Data
Weighted average shares outstanding used in basic per share calculations	57,060,313	55,230,367	55,125,584	55,713,172
Plus: Dilutive securities	204,095	279,531	2,147,844	361,980
Weighted average shares used in diluted per share calculations	57,264,408	55,509,898	57,273,428	56,075,152
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$67.0	$120.2	$173.0	$264.0
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $28.2, $(40.7), $76.0 and $(57.7), respectively	(105.9)	73.9	(281.1)	106.3
Change in unrealized gains on derivative transactions, net of taxes of $0.2 and $(5.4) for the three and six months ended June 30, 2018, respectively	(0.2)	—	20.9	—
Change in other-than-temporary impairment losses, net of taxes of $0.4, $0.8, $1.3 and $1.0, respectively	(1.4)	(1.5)	(4.9)	(1.8)
Change in foreign currency translation, net of taxes of $1.0, $(0.9), $1.5 and $(1.3), respectively	(83.1)	15.7	(73.9)	37.5
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.3), $(0.3), $(0.3) and $(0.2), respectively	1.0	0.5	1.0	0.3
Total other comprehensive (loss) income	(189.6)	88.6	(338.0)	142.3
Total comprehensive (loss) income	$(122.6)	$208.8	$(165.0)	$406.3

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statement of Stockholders’ Equity (unaudited)
From December 31, 2017 through June 30, 2018

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance at December 31, 2017	$1.5	$—	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	41.4	(33.9)	—	—	7.5
Stock plan exercises	—	—	(8.8)	—	—	—	—	(8.8)
Stock plan compensation	—	—	21.7	—	—	—	—	21.7
Common stock dividends	—	—	—	(60.6)	—	—	—	(60.6)
Net income	—	—	—	173.0	—	—	—	173.0
Issuance of preferred stock	—	2.9	273.5	—	—	—	—	276.4
Issuance of common stock	0.1	—	975.4	—	—	—	—	975.5
Preferred stock dividends	—	—	—	(4.8)	—	—	—	(4.8)
Change in equity of non-controlling interest	—	—	—	—	—	—	9.5	9.5
Other comprehensive income	—	—	—	—	(338.0)	—	—	(338.0)
Balance, June 30, 2018	$1.6	$2.9	$4,459.7	$5,846.3	$(137.9)	$(4,860.1)	$20.4	$5,332.9

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

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
	(in millions)
Net cash provided by (used in) operating activities (1)	$172.3	$(0.3)
Investing activities
Sales of:
Fixed maturity securities available for sale	1,465.8	1,653.4
Equity securities	57.2	43.8
Other invested assets	35.6	35.5
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	377.1	448.2
Commercial mortgage loans on real estate	78.3	69.0
Purchases of:
Fixed maturity securities available for sale	(1,646.8)	(1,880.8)
Equity securities available for sale	(39.4)	(14.7)
Commercial mortgage loans on real estate	(131.6)	(69.0)
Other invested assets	(19.7)	(157.2)
Property and equipment and other	(38.1)	(31.1)
Subsidiaries, net of cash transferred (2)	(1,213.5)	(127.4)
Consolidated investment entities (3):
Purchases of investments	(828.3)	—
Sale of investments	294.8	—
Change in short-term investments	94.9	34.8
Other	(1.1)	(0.8)
Net cash (used in) provided by investing activities	(1,514.8)	3.7
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (4)	276.4	—
Issuance of debt, net of issuance costs (4)	1,286.1	69.0
Repayment of debt (4)	(350.0)	—
Issuance of collateralized loan obligation notes	404.9	—
Issuance of debt for consolidated investment entities (3)	385.4	—
Repayment of debt for consolidated investment entities	(296.3)	—
Acquisition of common stock	(6.9)	(218.6)
Common stock dividends paid	(60.6)	(60.0)
Preferred stock dividends paid	(4.8)	—
Non-controlling interest	7.7	—
Withholding on stock based compensation	6.1	17.3
Other	(3.5)	—
Net cash provided by (used in) financing activities	1,644.5	(192.3)
Effect of exchange rate changes on cash and cash equivalents	(22.8)	5.1
Cash included in business classified as held for sale	(22.3)	—
Change in cash and cash equivalents	256.9	(183.8)
Cash and cash equivalents at beginning of period	996.8	1,032.0
Cash and cash equivalents at end of period	$1,253.7	$848.2

(1)
The increase in net cash from operating activities for the six months ended June 30, 2018 as compared to the comparable 2017 period was primarily due to the absence of an $85.0 million payment made in 2017 related to the lender-placed market conduct examination settlement agreements. Also contributing was an increase of sales in our Connected Living business, lower inventory purchases in our mobile business and $26.7 million increase in cash from the settlement of a series of derivative transactions that we entered into in 2017 to hedge interest rate risk related to the anticipated borrowings

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2018 and 2017

to be used for the TWG acquisition (all in 2018). These are partially offset by a $41.5 million payment of an accrued indemnification liability in 2018 related to the previous sale of our general agency business and claim payments made, net of reinusrance, related to losses from 2017 reportable catastrophes.

(2)
Amounts for the six months ended June 30, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the Acquisition Date (such debt was not legally assumed by Assurant), net of $277.3 million in TWG cash acquired. The remaining consideration for the TWG acquisition was funded by the issuance of 10,399,862 common shares. Refer to Note 4 - Acquisitions, for additional information.

(3)	Relates to cash flows from our variable interest entities. Refer to Note 8 - Variable Interest Entities, for further information.

(4)	Refer to Note 12 - Debt, for additional information.

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
Through its operating subsidiaries, the Company provides mobile device protection products and services; extended service contracts and related services for consumer electronics and appliances; vehicle protection services; credit insurance and other related products; pre-funded funeral insurance and annuity products; lender-placed homeowners insurance; manufactured housing and flood insurance; and renters insurance and related products. On May 31, 2018, the Company completed its acquisition of TWG Holdings Limited and its subsidiaries (“TWG”). Refer to Note 4 for additional information.
2. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements include the results of TWG from June 1, 2018.
The interim financial data as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 annual financial statements”).
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
The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance and similar contracts issued by insurance entities are specifically excluded from the scope of the amended revenue recognition guidance. As such, this standard only applies to the Company’s service contracts and sales of products, including those related to providing administrative services, mobile device related services, mortgage property risk management services and similar fee for service arrangements. Revenues from these contracts correspond to approximately 20% of the Company’s total 2017 revenues. The standard utilizes a five-step approach that emphasizes the recognition of revenue when the performance obligations are met by the Company in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive.
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
Upon adoption of the new revenue recognition guidance, the Company’s revenues for service contracts and sales of products are subject to additional disclosure requirements, such as those related to providing disaggregated revenue disclosure, changes in contract balances, enhanced description of performance obligations, basis of determining costs and related significant judgments used in determining appropriate revenue recognition procedures. Refer to Note 6 for the Contract Revenues note.
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
4. Acquisitions
TWG Acquisition
On May 31, 2018 (the “Acquisition Date”), the Company completed the acquisition of TWG Holdings Limited (“TWG Holdings”) and its subsidiaries for a total enterprise value of $2.47 billion. This reflects $894.9 million in cash, the repayment of TWG’s $595.9 million pre-existing debt and $975.5 million in newly-issued Assurant, Inc. common stock. As a result, the equityholders of TWG Holdings, including TPG Capital, received a total of 10,399,862 shares of Assurant common stock, which represented 16.5% of the Company's outstanding shares of common stock as of June 30, 2018. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. The acquisition will enhance the Company's position as a leading lifestyle provider, particularly within the Global Automotive business, with significant operating synergies expected and a deepened global footprint. The Company financed the cash consideration and repayment of TWG's pre-existing debt through a combination of available cash and external financing. Refer to Notes 12 and 15 for more information on the issuances of debt and mandatory convertible preferred stock, respectively, related to the financing of the acquisition.
Acquisition Consideration
The table below details the purchase consideration:
Calculation of acquisition consideration

Common stock shares issued to TWG equityholders	10,399,862
Volume weighted average common share price of Assurant, Inc. on May 31, 2018	$93.80
Share issuance consideration	$975.5
Aggregate cash consideration	894.9
Repayment of pre-existing TWG debt	595.9
Total acquisition consideration	$2,466.3

Fair Value of Net Assets Acquired and Liabilities Assumed
The fair values listed below are preliminary estimates and are subject to adjustment, including assessment of the Value of business acquired ("VOBA") and Other intangible assets, as well as certain components of deferred tax liabilities included within Accounts payable and other liabilities. If necessary, the Company will recognize measurement-period adjustments during the period in which the Company determines the amounts, including the effect on earnings of any amounts that would have

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

been recorded in previous periods if such adjustments were known as of the Acquisition Date.

Preliminary estimate of assets acquired and (liabilities) assumed

Fixed maturity securities available for sale	$2,359.3
Equity securities	49.4
Short-term investments	174.5
Other investments	104.2
Cash and cash equivalents	277.3
Premiums and accounts receivable, net	275.2
Reinsurance recoverables	1,917.5
Accrued investment income	31.6
Property and equipment	15.4
Value of business acquired	3,995.7
Other intangible assets	461.4
Other assets	195.5
Unearned premiums and contract fees	(7,250.7)
Claims and benefits payable	(423.5)
Reinsurance balances payable	(186.1)
Funds held under reinsurance	(200.8)
Accounts payable and other liabilities	(791.6)
Non-controlling interest	(1.8)
Total identifiable net assets acquired	1,002.5
Goodwill	1,463.8
Total acquisition consideration	$2,466.3

The Company recognized Goodwill of $1.46 billion, mainly attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes. The Company recognized VOBA of $4.00 billion and Other intangible assets of $449.8 million, which will be amortized over their estimated useful lives, ranging from 3 to 15 years, as well as indefinite-lived Other intangible assets of $11.6 million. Refer to Note 11 for additional information.
Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs include advisory, legal, accounting, valuation and other professional or consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $39.3 million, including $24.8 million and $30.0 million for the three and six months ended June 30, 2018, respectively, which were reported through the Underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG's operations, the Company has incurred, and will continue to incur, costs associated with restructuring the systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting and other costs. Integration costs incurred to date in connection with the acquisition of TWG totaled $13.5 million, including $10.5 million and $12.8 million for the three and six months ended June 30, 2018, respectively, which were reported through the Underwriting, general and administrative expenses line item in the consolidated statements of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Financial Results
The following table summarizes the results of the acquired TWG operations since the Acquisition Date that have been included within our consolidated statements of income (based on how TWG was allocated to the Company's reportable segments):

	June 1, 2018 to June 30, 2018
	Global Lifestyle	Corporate and Other (1)	Total
Total revenues	$211.9	$(1.6)	$210.3
Net income	$9.4	$(0.1)	$9.3

(1)
The TWG operating results allocated to the Corporate and other segment consist of pre-tax integration expenses and net realized losses on investments, as offset by income tax benefits, which includes a $5.7 million tax structuring benefit. Refer to Note 19 - Income Taxes, for further information on the income tax benefit.

Supplemental Pro Forma Information
The following table provides unaudited supplemental pro forma consolidated information for the six months ended June 30, 2018 and 2017, as if TWG had been acquired as of January 1, 2017. The unaudited supplemental pro forma consolidated financial information is presented solely for informational purposes and is not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

	Six Months Ended June 30,
	2018	2017
Total revenues	$4,519.1	$4,197.7
Net income	$244.0	$282.5
Basic earnings per share	$3.68	$4.13
Diluted earnings per share	$3.64	$4.07

For the six months ended June 30, 2017, pro forma net income includes $19.4 million of nonrecurring transaction and integration costs, net of taxes. For the pro forma presentation, given the assumed acquisition date of January 1, 2017, transaction and integration costs that were incurred at, or subsequent to, the actual acquisition date have been included in the 2017 pro forma net income, whereas transaction and integration costs that were incurred prior to the actual acquisition date have been excluded from the 2017 pro forma net income.
Prior year acquisition
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Holdings, Corp. and its subsidiaries Green Tree Insurance Agency and Green Tree Insurance Agency Reinsurance Limited (collectively “Green Tree”) for $125.0 million in cash with a potential earn-out of up to $25.0 million, based on future performance. Green Tree sells housing protection products, including voluntary homeowners’ and manufactured housing policies, and other insurance products. In connection with the acquisition, including measurement period adjustments, the Company recorded $10.4 million of net liabilities, $69.6 million of agency relationship and renewal rights intangible assets, all of which are amortizable over periods ranging from 7 to 16 years, and $65.8 million of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill is future expected growth of this business and operating synergies within Global Housing.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

5. Segment Information
As of June 30, 2018, the Company had four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers (CEO and COO) review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
•Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multifamily housing); and valuation and field services (referred to as mortgage solutions).
•Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as Connected Living); vehicle protection services (referred to as Global Automotive) and credit insurance and other insurance (referred to as Financial Services).
•Global Preneed: provides pre-funded funeral insurance.
•Total Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits ("AEB") through reinsurance agreements, expenses related to the acquisition of TWG, and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the Assurant Health business, which is in runoff. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the following segment tables for comparability.
The following tables summarize selected financial information by segment:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2018
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$449.7	$874.3	$14.2	$—	$0.1	$0.1	$1,338.3
Fees and other income	92.8	227.9	32.7	0.6	0.2	0.8	354.2
Net investment income	15.9	36.6	67.9	14.6	0.6	15.2	135.6
Net realized gains on investments	—	—	—	(11.4)	—	(11.4)	(11.4)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	15.0	—	15.0	15.0
Total revenues	558.4	1,138.8	114.8	18.8	0.9	19.7	1,831.7
Benefits, losses and expenses
Policyholder benefits (2)	187.2	239.3	65.0	—	(0.9)	(0.9)	490.6
Amortization of deferred acquisition costs and value of business acquired	50.4	395.6	17.2	—	—	—	463.2
Underwriting, general and administrative expenses	229.3	419.6	13.8	109.4	1.5	110.9	773.6
Interest expense	—	—	—	26.0	—	26.0	26.0
Total benefits, losses and expenses	466.9	1,054.5	96.0	135.4	0.6	136.0	1,753.4
Segment income before provision for income tax	91.5	84.3	18.8	(116.6)	0.3	(116.3)	78.3
Provision for income taxes	18.9	16.2	4.1	(28.0)	0.1	(27.9)	11.3
Segment income after tax	72.6	68.1	14.7	(88.6)	0.2	(88.4)	67.0
Less: Preferred stock dividends	—	—	—	(4.8)	—	(4.8)	(4.8)
Net income attributable to common stockholders	$72.6	$68.1	$14.7	$(93.4)	$0.2	$(93.2)	$62.2
	As of June 30, 2018

Segment assets:	$3,930.1	$20,561.5	$6,897.3	$10,911.2	$61.2	$10,972.4	$42,361.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2017
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$442.4	$656.0	$15.2	$—	$1.7	$1.7	$1,115.3
Fees and other income	107.8	180.0	31.1	6.9	1.1	8.0	326.9
Net investment income	16.8	26.4	65.0	9.8	3.7	13.5	121.7
Net realized gains on investments	—	—	—	13.2	—	13.2	13.2
Amortization of deferred gains on disposal of businesses (1)	—	—	—	23.4	—	23.4	23.4
Total revenues	567.0	862.4	111.3	53.3	6.5	59.8	1,600.5
Benefits, losses and expenses
Policyholder benefits (2)	188.2	178.1	61.9	—	(11.8)	(11.8)	416.4
Amortization of deferred acquisition costs and value of business acquired	46.8	283.6	16.3	—	—	—	346.7
Underwriting, general and administrative expenses	247.5	340.6	14.3	29.9	14.0	43.9	646.3
Interest expense	—	—	—	12.4	—	12.4	12.4
Total benefits, losses and expenses	482.5	802.3	92.5	42.3	2.2	44.5	1,421.8
Segment income before provision for income tax	84.5	60.1	18.8	11.0	4.3	15.3	178.7
Provision for income taxes	28.3	19.9	6.0	3.5	0.8	4.3	58.5
Segment income after tax	$56.2	$40.2	$12.8	$7.5	$3.5	$11.0	$120.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2018
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$886.1	$1,547.9	$28.8	$—	$0.4	$0.4	$2,463.2
Fees and other income	179.5	472.8	64.3	1.8	0.3	2.1	718.7
Net investment income	36.1	68.7	133.7	25.6	1.7	27.3	265.8
Net realized gains on investments	—	—	—	(10.9)	—	(10.9)	(10.9)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	33.5	—	33.5	33.5
Total revenues	1,101.7	2,089.4	226.8	50.0	2.4	52.4	3,470.3
Benefits, losses and expenses
Policyholder benefits (2)	356.3	420.9	131.7	—	(3.7)	(3.7)	905.2
Amortization of deferred acquisition costs and value of business acquired	100.0	675.9	33.7	—	—	—	809.6
Underwriting, general and administrative expenses	464.2	835.4	30.0	160.4	3.2	163.6	1,493.2
Interest expense	—	—	—	47.5	—	47.5	47.5
Total benefits, losses and expenses	920.5	1,932.2	195.4	207.9	(0.5)	207.4	3,255.5
Segment income before provision for income tax	181.2	157.2	31.4	(157.9)	2.9	(155.0)	214.8
Provision for income taxes	37.4	33.3	6.9	(36.5)	0.7	(35.8)	41.8
Segment income after tax	143.8	123.9	24.5	(121.4)	2.2	(119.2)	173.0
Less: Preferred stock dividends	—	—	—	(4.8)	—	(4.8)	(4.8)
Net income attributable to common stockholders	$143.8	$123.9	$24.5	$(126.2)	$2.2	$(124.0)	$168.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2017
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$878.8	$1,251.8	$29.8	$—	$5.2	$5.2	$2,165.6
Fees and other income	203.1	389.1	60.7	11.8	2.4	14.2	667.1
Net investment income	36.0	52.9	129.2	19.4	4.8	24.2	242.3
Net realized gains on investments	—	—	—	16.6	—	16.6	16.6
Amortization of deferred gains on disposal of businesses (1)	—	—	—	60.4	—	60.4	60.4
Total revenues	1,117.9	1,693.8	219.7	108.2	12.4	120.6	3,152.0
Benefits, losses and expenses
Policyholder benefits (2)	351.5	326.7	128.1	—	(31.9)	(31.9)	774.4
Amortization of deferred acquisition costs and value of business acquired	97.7	534.6	28.9	—	—	—	661.2
Underwriting, general and administrative expenses	488.2	695.3	29.2	57.5	27.4	84.9	1,297.6
Interest expense	—	—	—	25.0	—	25.0	25.0
Total benefits, losses and expenses	937.4	1,556.6	186.2	82.5	(4.5)	78.0	2,758.2
Segment income before provision for income tax	180.5	137.2	33.5	25.7	16.9	42.6	393.8
Provision for income taxes	62.4	44.6	10.8	6.5	5.5	12.0	129.8
Segment income after tax	$118.1	$92.6	$22.7	$19.2	$11.4	$30.6	$264.0

(1)
The three months ended June 30, 2018 and 2017 include $12.7 million and $20.6 million, respectively, and the six months ended June 30, 2018 and 2017 include $29.0 million and $54.8 million, respectively, related to the amortization of deferred gains related to the 2016 sale of AEB. The remaining AEB unamortized deferred gain as of June 30, 2018 was $34.7 million.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the three months ended June 30, 2018 and 2017, the premium deficiency reserve liability decreased $0.7 million and $9.2 million, respectively, through an offset to policyholder benefit expense. For the six months ended June 30, 2018 and 2017, the premium deficiency reserve liability decreased $0.8 million and $21.9 million, respectively, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through June 30, 2018, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

6. Contract Revenues
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The disaggregated revenues subject to the new revenue recognition standard and included in fees and other income on the consolidated statement of operations are $84.2 million and $160.3 million for Global Housing and $151.2 million and $324.8 million for Global Lifestyle for the three and six months ended June 30, 2018, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $134.9 million and $32.3 million, respectively, as of June 30, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheet. Revenue from service contracts and sales of products recognized during the three and six months ended June 30, 2018 that was included in unearned revenue as of December 31, 2017 was $4.5 million and $13.0 million, respectively.
In certain circumstances, the Company pays up-front costs in connection with client contracts where the Company can demonstrate future economic benefit. The Company records such payments as intangible assets that are subject to periodic recoverability assessments based on the performance of the related contracts. As of June 30, 2018, the Company has approximately $13.6 million of such intangible assets that will be expensed ratably over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity securities as of the dates indicated:

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$184.1	$2.6	$(2.1)	$184.6	$—
States, municipalities and political subdivisions	461.6	17.9	(1.1)	478.4	—
Foreign governments	858.4	62.8	(1.6)	919.6	—
Asset-backed	494.7	1.2	(0.7)	495.2	—
Commercial mortgage-backed	256.4	0.3	(2.8)	253.9	—
Residential mortgage-backed	1,241.4	16.8	(21.4)	1,236.8	5.6
U.S. corporate	5,198.1	365.8	(43.7)	5,520.2	15.8
Foreign corporate	2,082.3	138.4	(11.9)	2,208.8	—
Total fixed maturity securities	$10,777.0	$605.8	$(85.3)	$11,297.5	$21.4

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.6	$3.2	$(1.2)	$182.6	$—
States, municipalities and political subdivisions	302.3	24.0	(0.1)	326.2	—
Foreign governments	524.8	72.3	(0.3)	596.8	—
Asset-backed	188.4	1.9	(0.1)	190.2	1.0
Commercial mortgage-backed	38.6	0.2	(0.7)	38.1	—
Residential mortgage-backed	1,084.2	32.5	(7.3)	1,109.4	9.2
U.S. corporate	4,774.2	602.1	(5.0)	5,371.3	17.4
Foreign corporate	1,663.4	188.6	(4.0)	1,848.0	—
Total fixed maturity securities	$8,756.5	$924.8	$(18.7)	$9,662.6	$27.6
Equity securities:
Common stocks	$9.3	$8.4	$—	$17.7	$—
Non-redeemable preferred stocks	307.0	43.8	(0.5)	350.3	—
Total equity securities	$316.3	$52.2	$(0.5)	$368.0	$—

(a)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company's states, municipalities and political subdivisions holdings are highly diversified across the U.S., with no individual state’s exposure (including both general obligation and revenue securities) exceeding 0.5% and 0.4% of the overall investment portfolio as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $98.3 million and $137.7 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2018 and December 31, 2017, revenue bonds account for 60% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily education, health care, highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, which allow the assets and liabilities to be more appropriately matched. As of June 30, 2018, approximately 52%, 18% and 16% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. As of December 31, 2017, approximately 79%, 12% and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 6% and 3% of the Company's foreign government securities as of June 30, 2018 and December 31, 2017, respectively.
The Company has European investment exposure in its corporate fixed maturity securities of $785.2 million with a net unrealized gain of $31.4 million as of June 30, 2018 and $578.4 million with a net unrealized gain of $58.9 million as of December 31, 2017. Approximately 31% and 24% of the corporate fixed maturity European exposure is held in the financial industry as of June 30, 2018 and December 31, 2017, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate fixed maturity securities as of June 30, 2018 and December 31, 2017. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$320.5	$322.1
Due after one year through five years	2,276.5	2,294.7
Due after five years through ten years	2,314.2	2,338.8
Due after ten years	3,873.3	4,356.0
Total	8,784.5	9,311.6
Asset-backed	494.7	495.2
Commercial mortgage-backed	256.4	253.9
Residential mortgage-backed	1,241.4	1,236.8
Total	$10,777.0	$11,297.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gains (losses) on investments:
Fixed maturity securities	$(7.6)	$11.9	$(10.2)	$14.5
Equity securities (1)	(5.9)	1.5	(3.7)	3.8
Other investments	1.2	(0.1)	2.5	(1.2)
Consolidated investment entities (2)	0.9	—	0.5	—
Total net realized gains (losses) on investments	(11.4)	13.3	(10.9)	17.1
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	—	—	(0.4)
Other investments	—	(0.1)	—	(0.1)
Total net realized losses related to other-than- temporary impairments	—	(0.1)	—	(0.5)
Total net realized gains (losses)	$(11.4)	$13.2	$(10.9)	$16.6

(1)
Six months ended June 30, 2018 includes a $7.8 million gain on one equity investment holding accounted for under the measurement alternative based on an observable market event where the implied value increased based on a new investment. Equity investments accounted for under the measurement alternative are included within Other investments on the consolidated balance sheet.

(2)
Consists of net realized losses from the change in fair value of the Company's direct investment in collateralized loan obligations ("CLOs"). Refer to Note 8 - Variable Interest Entities for further detail.

The following table sets forth the portion of unrealized gains related to equity securities during the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net losses recognized on equity securities	$(5.9)	$(3.7)
Less: Net realized gains related to sales of equity securities	2.3	3.7
Total unrealized losses on equity securities held (1)	$(8.2)	$(7.4)

(1)
Net gains for 2018 are required to be reported through the income statement in accordance with the 2018 accounting guidance on financial instruments. Net unrealized gains of $9.0 million and $17.4 million in the three and six months ended June 30, 2017, respectively, were reported through AOCI.

The carrying value of equity securities accounted for under the measurement alternative was $47.8 million and $36.1 million as of June 30, 2018 and December 31, 2017, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$112.7	$(1.5)	$35.9	$(0.6)	$148.6	$(2.1)
States, municipalities and political subdivisions	150.8	(0.9)	3.3	(0.2)	154.1	(1.1)
Foreign governments	296.8	(1.4)	6.5	(0.2)	303.3	(1.6)
Asset-backed	225.4	(0.7)	—	—	225.4	(0.7)
Commercial mortgage-backed	181.1	(1.7)	12.0	(1.1)	193.1	(2.8)
Residential mortgage-backed	677.9	(12.6)	161.1	(8.8)	839.0	(21.4)
U.S. corporate	2,037.9	(40.9)	49.5	(2.8)	2,087.4	(43.7)
Foreign corporate	760.7	(10.1)	63.6	(1.8)	824.3	(11.9)
Total fixed maturity securities	$4,443.3	$(69.8)	$331.9	$(15.5)	$4,775.2	$(85.3)

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$104.2	$(0.7)	$43.3	$(0.5)	$147.5	$(1.2)
States, municipalities and political subdivisions	—	—	2.4	(0.1)	2.4	(0.1)
Foreign governments	24.4	(0.2)	0.8	(0.1)	25.2	(0.3)
Asset-backed	27.6	(0.1)	—	—	27.6	(0.1)
Commercial mortgage-backed	—	—	12.4	(0.7)	12.4	(0.7)
Residential mortgage-backed	217.3	(2.4)	162.9	(4.9)	380.2	(7.3)
U.S. corporate	562.8	(4.5)	30.0	(0.5)	592.8	(5.0)
Foreign corporate	266.7	(3.5)	19.0	(0.5)	285.7	(4.0)
Total fixed maturity securities	$1,203.0	$(11.4)	$270.8	$(7.3)	$1,473.8	$(18.7)
Equity securities:
Non-redeemable preferred stock	$13.8	$(0.2)	$8.7	$(0.3)	$22.5	$(0.5)

Total gross unrealized losses represent approximately 2% and 1% of the aggregate fair value of the related securities with such unrealized losses as of June 30, 2018 and December 31, 2017, respectively. Approximately 82% and 61% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of June 30, 2018 and December 31, 2017, respectively. The total gross unrealized losses are comprised of 3,145 and 679 individual securities as of June 30, 2018 and December 31, 2017, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of June 30, 2018 and December 31, 2017.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of June 30, 2018, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California and Oregon, and the Canadian province of Ontario. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $12.6 million as of June 30, 2018 and less than $0.1 million to $12.7 million as of December 31, 2017.
8. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities which may be considered variable interest entities ("VIEs"). The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
Consolidated VIEs
One of our subsidiaries is registered with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser and manages and invests in CLOs and a real estate fund and may conduct other forms of investment activities. The Company determined the CLOs and real estate fund are VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its role as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entities, which exposes it to losses and the right to receive benefits that could potentially be significant to the entities.
In connection with planned formation of CLO structures, the Company forms special purpose entities capitalized by contributions from the Company's wholly owned subsidiaries. Subsequent to capitalization, the special purpose entities purchase senior secured leveraged loans funded by contributions from the Company and a short-term warehousing credit facility. Borrowings from the warehousing credit facility are non-recourse to the Company and are fully repaid once the CLO closes. Additionally, the amounts contributed by the Company to fund the initial capitalization are returned after the CLO closes. The Company may elect to use the return of capital to purchase a direct investment in the CLO.
Collateralized Loan Obligations: The CLO entities are collateralized financing entities. The carrying value of the CLO liabilities is equal to the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the beneficial interests the Company retains in the CLO. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned, and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated statements of operations. The assets of the CLOs are legally isolated from the creditors of the Company and can only be used to settle the obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligations to satisfy the liabilities of the CLOs.
At June 30, 2018, the Company and its subsidiaries hold 6.0% of the most subordinated debt tranche of one CLO that closed in November 2017. In April 2018, a second CLO closed and the Company and its subsidiaries hold 9.4% of the most subordinated debt tranche of the CLO. At June 30, 2018, a third CLO structure was funded with $55.0 million in contributions and the fair value of borrowings from the short-term warehouse credit facilities was $174.3 million. The carrying value of the Company’s investment in the three CLOs was $116.2 million as of June 30, 2018.
Real Estate Fund: Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund, and investment management fees earned. The Company has a majority investment in this fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $83.6 million with unfunded commitments of $4.1 million as of June 30, 2018.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 9 for the definition of the three levels of the fair value hierarchy. The following table presents the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis. Amounts presented are as of June 30, 2018 and December 31, 2017, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	June 30, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$35.0	$35.0	(1)	$—	$—
Corporate debt securities	1,098.2	—		1,098.2	—
Real estate fund	102.5	—		—	102.5
Total financial assets	$1,235.7	$35.0		$1,098.2	$102.5

Financial Liabilities
Collateralized loan obligation notes	$941.3	$—		$941.3	$—
Total financial liabilities	$941.3	$—		$941.3	$—

	December 31, 2017
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$54.5	$54.5	(1)	$—	$—
Corporate debt securities	570.3	—		570.3	—
Real estate fund	84.7	—		—	84.7
Total financial assets	$709.5	$54.5		$570.3	$84.7

Financial Liabilities
Collateralized loan obligation notes	$450.7	$—		$450.7	$—
Total financial liabilities	$450.7	$—		$450.7	$—

(1)	Amounts consist of money market funds.
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
Collateralized loan obligation notes: As the Company elected the measurement alternative, the carrying value of the CLO liabilities is set equal to the fair value of the CLO assets. The CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets.
Level 3 Securities
Real estate fund: These assets are comprised of investments in limited partnerships whose underlying investments are real estate properties. The market, income and cost approach valuation techniques are used to calculate fair value as appropriate given the type of real estate property, as well as the use of independent external appraisals. Significant unobservable inputs, including capitalization rates, discount rates, market comparables, expense growth rates, leasing assumptions and replacement costs, are used as appropriate to calculate fair value.
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three and six months ended June 30, 2018:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance, beginning of period	$86.8	$84.7
Purchases	23.0	23.0
Sales	(6.8)	(6.8)
Total (loss) income included in earnings	(0.5)	1.6
Balance, end of period	$102.5	$102.5

9. Fair Value Disclosures
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. The amounts presented below for Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	June 30, 2018
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$184.6	$—		$184.6		$—
State, municipalities and political subdivisions	478.4	—		478.4		—
Foreign governments	919.6	0.6		919.0		—
Asset-backed	495.2	—		450.1		45.1
Commercial mortgage-backed	253.9	—		194.0		59.9
Residential mortgage-backed	1,236.8	—		1,236.8		—
U.S. corporate	5,520.2	—		5,484.8		35.4
Foreign corporate	2,208.8	—		2,158.2		50.6
Equity securities:
Mutual funds	46.0	46.0		—		—
Common stocks	16.6	15.9		0.7		—
Non-redeemable preferred stocks	323.2	—		321.0		2.2
Short-term investments	343.6	91.0	(2)	252.6		—
Other investments	243.5	74.0	(1)	168.0	(3)	1.5	(4)
Cash equivalents	637.5	469.0	(2)	168.5	(3)	—
Other assets	3.1	—		1.5		1.6	(5)
Assets held in separate accounts	1,824.0	1,674.0	(1)	150.0	(3)	—
Total financial assets	$14,735.0	$2,370.5		$12,168.2		$196.3

Financial Liabilities
Other liabilities	$119.4	$74.0	(1)	$—	(5)	$45.4	(6)
Liabilities related to separate accounts	1,824.0	1,674.0	(1)	150.0	(3)	—
Total financial liabilities	$1,943.4	$1,748.0		$150.0		$45.4

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2017
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$182.6	$—		$182.6		$—
State, municipalities and political subdivisions	326.2	—		326.2		—
Foreign governments	596.8	1.0		595.8		—
Asset-backed	190.2	—		150.8		39.4
Commercial mortgage-backed	38.1	—		9.5		28.6
Residential mortgage-backed	1,109.4	—		1,109.4		—
U.S. corporate	5,371.3	—		5,350.2		21.1
Foreign corporate	1,848.0	—		1,802.7		45.3
Equity securities:
Common stocks	17.7	17.0		0.7		—
Non-redeemable preferred stocks	350.3	—		348.1		2.2
Short-term investments	284.1	141.6	(2)	142.5		—
Other investments	253.9	71.2	(1)	172.7	(3)	10.0	(4)
Cash equivalents	544.9	519.1	(2)	25.8	(3)	—
Other assets	2.1	—		—		2.1	(5)
Assets held in separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial assets	$12,916.2	$2,385.1		$10,382.4		$148.7

Financial Liabilities
Other liabilities	$128.7	$71.2	(1)	$1.0	(5)	$56.5	(6)
Liabilities related to separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial liabilities	$1,929.3	$1,706.4		$166.4		$56.5

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes other derivative assets and liabilities.

(6)	Primarily includes contingent consideration liabilities related to business combinations and other derivatives.

(7)	Primarily includes fixed maturity securities and certificates of deposit.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not carried at fair value in the consolidated balance sheets:

	June 30, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$720.1	$716.0	$—	$—	$716.0
Other investments	94.7	94.7	35.0	—	59.7
Other assets	45.0	45.0	—	—	45.0
Total financial assets	$859.8	$855.7	$35.0	$—	$820.7
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$608.4	$608.5	$—	$—	$608.5
Funds withheld under reinsurance	347.1	347.1	347.1	—	—
Debt	2,004.8	2,084.9	—	2,084.9	—
Total financial liabilities	$2,960.3	$3,040.5	$347.1	$2,084.9	$608.5

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$670.2	$679.2	$—	$—	$679.2
Other investments	84.4	84.4	36.3	—	48.1
Total financial assets	$754.6	$763.6	$36.3	$—	$727.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$634.3	$642.5	$—	$—	$642.5
Funds withheld under reinsurance	179.8	179.8	179.8	—	—
Debt	1,068.2	1,174.4	—	1,174.4	—
Total financial liabilities	$1,882.3	$1,996.7	$179.8	$1,174.4	$642.5

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength ratings of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings have not changed significantly since December 31, 2017, except for an increase in reinsurance recoverables that are included in the Not Rated category as a result of the acquisition of TWG. Specifically, legacy TWG reinsurance recoverables included $1.58 billion as of June 30, 2018 related to captive reinsurance arrangements with dealers which are substantially collateralized in the form of a letter of credit, trust account and funds withheld.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 million as of June 30, 2018 and December 31, 2017.
10. Reserves
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

	For the Six Months Ended June 30,
	2018	2017
Claims and benefits payable, at beginning of period	$3,782.2	$3,301.2
Less: Reinsurance ceded and other	(3,193.3)	(2,718.2)
Net claims and benefits payable, at beginning of period	588.9	583.0
Acquired reserves as of Acquisition Date (1)	142.9	—
Incurred losses and loss adjustment expenses related to:
Current year	938.1	856.3
Prior years	(30.6)	(60.0)
Total incurred losses and loss adjustment expenses	907.5	796.3
Paid losses and loss adjustment expenses related to:
Current year	624.6	556.0
Prior years	336.4	262.8
Total paid losses and loss adjustment expenses	961.0	818.8
Net claims and benefits payable, at end of period	678.3	560.5
Plus: Reinsurance ceded and other	2,824.8	2,532.8
Claims and benefits payable, at end of period	$3,503.1	$3,093.3

(1)
Acquired reserves from TWG on May 31, 2018 (the Acquisition Date) include $423.5 million of gross claims and benefits payable and $280.6 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG from June 1, 2018 to June 30, 2018.

The Company experienced favorable development in both six month periods presented in the roll forward table above. Favorable development in the six months ended June 30, 2018 was comparatively lower than the six months ended June 30, 2017. Global Housing and Global Lifestyle contributed $29.3 million and $51.7 million to the favorable development during the six months ended June 30, 2018 and 2017, respectively. Favorable development for Global Housing decreased in 2018 in part due to reduced favorable development on catastrophes. Favorable development on catastrophes was $2.2 million and $5.2 million for the six months ended June 30, 2018 and 2017, respectively. Excluding catastrophes, favorable development decreased for lender-placed homeowners products due to elevated severity on fire claims associated with prior periods and an increase in loss ratios associated with the runoff of REO policies. Favorable development for Global Lifestyle decreased in 2018 primarily from extended service contracts and credit insurance products, some of which is contractually subject to retrospective commission payments. The reduction was attributable to changing client mix, and consideration of prior development trends when finalizing year-end 2017 reserves. Another contributing factor to the reduction in favorable

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

development in 2018 was from the continued runoff of the Assurant Health business. Assurant Health contributed $0.7 million in favorable development for the six months ended June 30, 2018 compared to $7.8 million in the comparable 2017 period.

11. Goodwill and Other Intangible Assets
As a result of the May 2018 acquisition of TWG, the Company's Goodwill, VOBA and Other intangible assets increased. Refer to Note 4 - Acquisitions and disclosures below for additional information.
Goodwill
The Company has goodwill attributable to its Global Housing, Global Lifestyle and Global Preneed segments. A roll forward of goodwill by segment is provided below.

	Global Housing	Global Lifestyle	Global Preneed	Consolidated
Balance at December 31, 2017 (1)	$386.7	$392.8	$138.2	$917.7
Acquisitions (2)	—	1,463.8	—	1,463.8
Impairments (3)	(8.1)	—	—	(8.1)
Foreign currency translation and other	—	(3.9)	(0.3)	(4.2)
Balance at June 30, 2018	$378.6	$1,852.7	$137.9	$2,369.2

(1)	Net of $1.26 billion of accumulated impairment losses.

(2)	Refer to Note 4 for additional information on the TWG acquisition.

(3)	Refer to Note 20 for additional information on the impairment loss on the mortgage solutions business.
VOBA and Other Intangible Assets
VOBA and Other intangible assets were $3,962.5 million and $664.8 million, respectively, at June 30, 2018 and $24.4 million and $288.6 million, respectively, at December 31, 2017. The increases reflect the additions from the TWG acquisition. The following table shows the preliminary purchase price allocation to VOBA and Other intangible assets and the related estimated useful lives.

	Amount	Estimated Useful Life
VOBA	$3,995.7	9 years

Finite life:
Distribution network	392.4	15 years
Technology based intangibles	57.4	9 years
Total finite life other intangible assets	449.8
Indefinite life:
Licenses	$11.6	Indefinite
Total other intangible assets	$461.4

Total amortization of VOBA for the three months ended June 30, 2018 and 2017 was $36.3 million and $2.0 million, respectively, and for the six months ended June 30, 2018 and 2017 was $38.0 million and $4.1 million, respectively. Total amortization of Other intangible assets for the three months ended June 30, 2018 and 2017 was $19.7 million and $18.4 million, respectively, and for the six months ended June 30, 2018 and 2017 was $39.1 million and $36.3 million, respectively. At June 30, 2018, the estimated amortization of VOBA and Other intangible assets for the remainder of 2018, the next five years and thereafter is as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	VOBA			Other Intangible Assets (With Finite Lives)
	Related to TWG Acquisition	Other	Total	Related to TWG Acquisition	Other	Total
July 1 - December 31, 2018	$210.6	$3.5	$214.1	$7.3	$30.1	$37.4
2019	519.6	6.6	526.2	19.4	41.3	60.7
2020	632.2	6.3	638.5	27.6	35.4	63.0
2021	695.9	0.8	696.7	31.3	26.8	58.1
2022	759.4	0.7	760.1	35.0	17.3	52.3
2023	765.7	0.6	766.3	36.2	11.6	47.8
Thereafter	358.3	2.3	360.6	291.0	40.7	331.7
Total	$3,941.7	$20.8	$3,962.5	$447.8	$203.2	$651.0

12. Debt
As of June 30, 2018, we had $2.00 billion of outstanding debt. In addition to the debt issuances described below, we have $350.0 million in senior notes due 2023 and $375.0 million in senior notes due 2034, as well as a $450 million senior revolving credit facility, of which no borrowings have been made.
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
The net proceeds from the sale of the Notes were $1.28 billion, after deducting the underwriting discounts and offering expenses. The Company used the proceeds from the Notes together with the proceeds from the issuance of its 6.50% Series D mandatory convertible preferred stock (“MCPS”), available cash on hand at closing and common stock consideration, to fund the TWG acquisition and pay related fees and expenses. A portion of the aggregate proceeds was used to repay the $350.0 million 2.50% senior notes upon maturity in March 2018.
Term Loan and Bridge Loan Facilities
In March 2018, the commitments under the Company's $1.50 billion senior unsecured bridge loan facility were terminated. In May 2018 the commitments under the Company's senior unsecured term loan facility were terminated. During the three and six months ended June 30, 2018, the Company incurred $0.3 million and $9.6 million, respectively, of expense related to the amortization of costs capitalized in connection with such facilities.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through OCI. The deferred gain will be recognized as a reduction in interest expense related to the 2023 Senior Notes, 2028 Senior Notes and the Subordinated Notes on an effective yield basis, with $25.8 million remaining as of June 30, 2018. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the six months ended June 30, 2018.
In March 2018, the Company entered into a three-year interest rate swap under which the Company pays interest on $150.0 million of the 2021 Senior Notes at a fixed rate of 2.72% to the counterparty who in return pays the Company a variable rate indexed to the three-month LIBOR rate. The Company determined that the swap qualifies for hedge accounting as an effective cash flow hedge.
13. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended June 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2018	$(272.3)	$372.1	$21.1	$14.4	$(83.6)	$51.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Change in accumulated other comprehensive (loss) income before reclassifications	(83.1)	(110.6)	0.5	(1.4)	—	(194.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4.7	(0.7)	—	1.0	5.0
Net current-period other comprehensive income (loss)	(83.1)	(105.9)	(0.2)	(1.4)	1.0	(189.6)
Balance at June 30, 2018	$(355.4)	$266.2	$20.9	$13.0	$(82.6)	$(137.9)

	Three Months Ended June 30, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2017	$(300.3)	$491.7	$—	$20.3	$(63.4)	$148.3
Change in accumulated other comprehensive (loss) income before reclassifications	15.7	80.9	—	(1.5)	—	95.1
Amounts reclassified from accumulated other comprehensive (loss) income	—	(7.0)	—	—	0.5	(6.5)
Net current-period other comprehensive (loss) income	15.7	73.9	—	(1.5)	0.5	88.6
Balance at June 30, 2017	$(284.6)	$565.6	$—	$18.8	$(62.9)	$236.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive (loss) income before reclassifications	(73.9)	(288.5)	21.6	(4.9)	—	(345.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	7.4	(0.7)	—	1.0	7.7
Net current-period other comprehensive income (loss)	(73.9)	(281.1)	20.9	(4.9)	1.0	(338.0)
Cumulative effect of change in accounting principles (1)	—	(33.9)	—	—	—	(33.9)
Balance at June 30, 2018	$(355.4)	$266.2	$20.9	$13.0	$(82.6)	$(137.9)

	Six Months Ended June 30, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$—	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive (loss) income before reclassifications	37.5	117.1	—	(1.8)	—	152.8
Amounts reclassified from accumulated other comprehensive (loss) income	—	(10.8)	—	—	0.3	(10.5)
Net current-period other comprehensive (loss) income	37.5	106.3	—	(1.8)	0.3	142.3
Balance at June 30, 2017	$(284.6)	$565.6	$—	$18.8	$(62.9)	$236.9

(1)	See Note 3 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2018	2017
Net unrealized gains on securities	$6.0	$(10.8)	Net realized gains on investments, excluding other-than-temporary impairment losses
	(1.3)	3.8	Provision for income taxes
	$4.7	$(7.0)	Net of tax
Unrealized gains on derivative transactions	$(0.9)	$—	Interest Expense
	0.2	—	Provision for income taxes
	$(0.7)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.2	$0.8	(1)
	(0.2)	(0.3)	Provision for income taxes
	$1.0	$0.5	Net of tax
Total reclassifications for the period	$5.0	$(6.5)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2018	2017
Net unrealized gains on securities	$9.4	$(16.7)	Net realized gains on investments, excluding other-than-temporary impairment losses
	(2.0)	5.9	Provision for income taxes
	$7.4	$(10.8)	Net of tax
Unrealized gains on derivative transactions	$(0.9)	$—	Interest Expense
	0.2	—	Provision for income taxes
	$(0.7)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Settlement gain	$—	$(0.6)	Settlement gain
Amortization of net loss	1.2	1.1	(1)
	1.2	0.5	Total before tax
	(0.2)	(0.2)	Provision for income taxes
	$1.0	$0.3	Net of tax
Total reclassifications for the period	$7.7	$(10.5)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 17 - Retirement and Other Employee Benefits for additional information.
14. Stock Based Compensation
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
Restricted Stock Units
The following table shows a summary of RSU activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RSU compensation expense	$8.7	$6.1	$13.8	$10.8
Income tax benefit	(1.5)	(2.1)	(2.3)	(3.8)
RSU compensation expense, net of tax	$7.2	$4.0	$11.5	$7.0
RSUs granted	32,330	31,554	421,829	205,199
Weighted average grant date fair value per unit	$89.56	$99.74	$90.64	$99.17
Total fair value of vested RSUs	$2.6	$3.5	$18.8	$23.9

As of June 30, 2018, there was $39.4 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PSU compensation expense	$3.1	$3.2	$7.3	$0.1
Income tax benefit	(0.4)	(1.1)	(1.3)	—
PSU compensation expense, net of tax	$2.7	$2.1	$6.0	$0.1
PSUs granted	—	—	—	237,623
Weighted average grant date fair value per unit	$—	$—	$—	$112.32
Total fair value of vested PSUs	$25.6	$29.4	$25.6	$29.4

Portions of the compensation expense recorded in prior years were reversed in the three and six months ended June 30, 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of June 30, 2018, there was $14.1 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.8 year.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2017 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the six months ended June 30, 2017 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
In March 2018, the Compensation Committee of the Company’s Board of Directors granted RSUs to the Company’s management committee, including its named executive officers. The RSUs had a three-year annual vesting schedule and reflected half of each executive’s annual target long-term incentive opportunity. The Compensation Committee elected to wait to grant PSUs to the management committee until the closing of the TWG acquisition in order to align the performance metrics for the PSUs with the Company’s expectations regarding its post-closing financial performance.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

In July 2018, the Compensation Committee granted PSUs to the management committee that reflect the remaining half of each executive’s annual target long-term incentive opportunity plus an additional opportunity to further incentivize and retain executives with respect to the TWG acquisition. Payout for the PSUs is determined by reference to two metrics measured over a thirty-month performance period: (i) total shareholder return relative to the S&P 500 Index (weighted at 60%) and (ii) the realization of net pre-tax synergies in connection with the TWG acquisition (weighted at 40%) provided that a net operating earnings per share (excluding catastrophes) goal is met in 2020. The aggregate grant date fair value of the additional target opportunity provided to all members of the management committee, including the Company’s CEO and other named executive officers, was $11.1 million. The additional target opportunity granted to the Company’s CEO had a grant date fair value of $4.0 million.

15. Equity Transactions
Stock Repurchase
There were no share repurchases during the six months ended June 30, 2018. As of June 30, 2018, $293.4 million remains under the total repurchase authorization. The Company repurchased 2,209,636 shares of the Company’s outstanding common stock at a cost of $216.3 million during the six months ended June 30, 2017, exclusive of commissions.
The timing and the amount of future repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.
Issuance of Mandatory Convertible Preferred Stock
In March 2018, the Company issued 2,875,000 shares of the MCPS, with a par value of $1.00 per share at a public offering price of $100.00 per share and liquidation preference of $100.00 per share, which included the underwriters' exercise in full of their option to purchase 375,000 additional shares of MCPS to cover over-allotments. The net proceeds from the sale of the MCPS was $276.4 million after deducting the underwriting discounts and offering expenses. Refer to Note 12 for further details on the use of proceeds from this offering.
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
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The first dividend of $1.6792 per share of the MCPS, or $4.8 million in total, was paid in cash on June 15, 2018. Each subsequent dividend is expected to be $1.6250 per share of the MCPS. On July 12, 2018, the board declared a dividend of $1.6250 per share payable on September 17, 2018 to preferred stockholders of record as of the close of business on September 1, 2018. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock in March, June, September and December of each year, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration by the Company unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions.
16. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) shares issuable upon conversion of the MCPS using the if-converted method. Refer to Note 14 - Stock Based Compensation

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

and Note 15 - Equity Transactions for further information regarding potential common share issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income	$67.0	$120.2	$173.0	$264.0
Less: Preferred stock dividends	(4.8)	—	(4.8)	—
Net income attributable to common stockholders	62.2	120.2	168.2	264.0
Less: Common stock dividends paid	(30.9)	(30.3)	(60.6)	(60.0)
Undistributed earnings	$31.3	$89.9	$107.6	$204.0
Denominator
Weighted average shares outstanding used in basic earnings per share	57,060,313	55,230,367	55,125,584	55,713,172
Incremental common shares from:
PSUs	163,596	239,400	217,455	321,849
ESPP	40,499	40,131	40,499	40,131
MCPS	—	—	1,889,890	—
Weighted average shares used in diluted earnings per share calculations	57,264,408	55,509,898	57,273,428	56,075,152
Earnings per common share - Basic
Distributed earnings	$0.54	$0.55	$1.10	$1.08
Undistributed earnings	0.55	1.63	1.95	3.66
Net income attributable to common stockholders	$1.09	$2.18	$3.05	$4.74
Earnings per common share - Diluted
Distributed earnings	$0.54	$0.54	$1.06	$1.07
Undistributed earnings	0.55	1.62	1.96	3.64
Net income attributable to common stockholders	$1.09	$2.16	$3.02	$4.71
Average PSUs totaling 4,171 and 97,574 for the three months ended June 30, 2018 and 2017, respectively, and 4,171 and 74,410 for the six months ended June 30, 2018 and 2017, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 3,056,700 for the three months ended June 30, 2018 were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

17. Retirement and Other Employee Benefits
The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and six months ended June 30, 2018 and 2017 were as follows:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017 Plan 1	2017 Plan 2	2018	2017	2018	2017
Interest cost	5.8	2.9	3.1	0.7	0.7	0.9	0.8
Expected return on plan assets	(9.1)	(6.1)	(6.8)	—	—	(0.6)	(0.7)
Amortization of net loss	0.2	—	0.3	0.3	0.3	—	—
Net periodic benefit cost	$(3.1)	$(3.2)	$(3.4)	$1.0	$1.0	$0.3	$0.1

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017 Plan 1	2017 Plan 2	2018	2017	2018	2017
Interest cost	$11.6	$5.8	$6.2	$1.4	$1.5	$1.7	$1.7
Expected return on plan assets	(18.2)	(12.2)	(13.6)	—	—	(1.1)	(1.5)
Amortization of net loss	0.4	—	0.6	0.8	0.6	—	—
Curtailment/settlement gain	—	—	—	—	(0.7)	—	—
Net periodic benefit cost	$(6.2)	$(6.4)	$(6.8)	$2.2	$1.4	$0.6	$0.2

Assurant's qualified and non-qualified pension benefit plans were frozen on March 1, 2016. Effective December 31, 2017 Assurant Pension Plan No. 1 ("Plan No. 1") and Assurant Pension Plan No. 2 ("Plan No. 2") were merged into the Assurant Pension Plan (the "Plan"). The expected long-term return on plan assets for 2018 is 4.75%, reflecting a decrease from 6.75% in 2017 due to the reallocation of plan assets through 2018. The Plan's funded status increased to $83.7 million at June 30, 2018 from $81.3 million (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2017. This equates to a 112% and 111% funded status at June 30, 2018 and December 31, 2017, respectively. No cash was contributed to the Plan during the first six months of 2018. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2018.
18. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $16.9 million and $18.1 million of letters of credit outstanding as of June 30, 2018 and December 31, 2017, respectively.
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. The state court began a hearing in July 2015 to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. In March 2017, the order of liquidation was granted. During the six months ended June 30, 2018 and 2017, the Company accrued an additional $1.4 million and $0.8 million of expense, respectively, related to Penn Treaty due to a revised estimated total loss liability and has a net liability of $6.3 million as of June 30, 2018 for remaining obligations related to the insolvency.
19. Income Taxes
In connection with the initial analysis of the impact of the U.S. Tax Cuts and Jobs Act ("TCJA"), the Company recorded net discrete provision tax reform adjustments of $177.0 million and $(6.0) million for Assurant (pre-closing) and TWG, respectively, as of December 31, 2017. As of June 30, 2018, the Company has no revisions to the initial estimates and does not expect to finalize the analysis until the 2017 U.S. corporate income tax return is filed later in 2018.
During the three and six months ended June 30, 2018, the Company recorded net tax benefits of $3.9 million in the Global Lifestyle segment, as a result of changes in estimates related to international taxes, and $5.7 million in the Corporate segment, as a result of the structuring of the combined Assurant and TWG legal entities. The benefits are reflected in the provision for income taxes line item in the consolidated statements of operations.

20. Dispositions
On August 1, 2018, the Company sold its mortgage solutions business to Xome, an indirectly wholly owned subsidiary of WMIH Corp., for cash consideration of $35.0 million and potential future payments based on revenue retention targets and certain types of new business. The sale includes Assurant Services, LLC and its wholly owned subsidiaries Assurant Field Services, Assurant Valuations Originations, Assurant Valuations Default and Assurant Title. The Company has entered into a transition services agreement to provide ongoing services for one year for fees approximating the cost of such services.
As of June 30, 2018, the Company recorded a pre-tax impairment loss of $43.5 million, when comparing the net assets of the mortgage solutions businesses held for sale to the estimated fair value less selling costs. The loss is classified in Underwriting, general and administrative expenses in the consolidated statements of operations.
The corresponding assets and liabilities of mortgage solutions after the impairment have been reclassified as net assets held for sale within Other assets and Accounts payable and other liabilities, respectively. Such amounts are not material to the Company's consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the annual audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2018 and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report").
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the effective integration of The Warranty Group acquisition;

(ii)	the loss of significant client relationships or business, distribution sources and contracts;

(iii)	the impact of general economic, financial market and political conditions;

(iv)	the adequacy of reserves established for future claims;

(v)	the impact of catastrophic losses, including human-made catastrophic losses;

(vi)	a decline in our credit or financial strength ratings;

(vii)	risks related to our international operations, including fluctuations in exchange rates;

(viii)
an impairment of the Company’s goodwill or other intangible assets resulting from a sustained significant decline in the Company’s stock price, a decline in actual or expected future cash flows or income, a significant adverse change in the business climate or slower growth rate, among other circumstances;

(ix)	a failure to effectively maintain and modernize our information technology systems;

(x)	the Company’s vulnerability to system security threats, data protection breaches, cyber-attacks and data breaches compromising client information and privacy;

(xi)	significant competitive pressures in our businesses or changes in customer preferences;

(xii)	the failure to find and integrate suitable acquisitions and new ventures;

(xiii)	a decline in the sales of our products and services resulting from an inability to develop and maintain distribution sources or attract and retain sales representatives;

(xiv)	a decrease in the value of our investment portfolio;

(xv)	the impact of recently enacted tax reform legislation in the U.S.;

(xvi)	the impact from litigation, other contingent liabilities and loss contingencies, regulatory investigations, reviews and markets studies to which we are or may become subject;

(xvii)
the extensive laws and regulations to which we are and may become subject, including relating to data privacy (such as the new privacy acts in the European Union and in California), could increase our costs, restrict the conduct of our business and limit our growth;

(xviii)	the failure to successfully manage outsourcing activities, such as call center services;

(xix)	a decline in the value of mobile devices in our inventory or those that are subject to guaranteed buyback provisions;

(xx)	the unavailability or inadequacy of reinsurance coverage;

(xxi)	the insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance;

(xxii)	the credit risk of some of our agents that we are exposed to due to the structure of our commission program;

(xxiii)	the inability of our subsidiaries to pay sufficient dividends to the holding company; and

(xxiv)	the failure to attract and retain key personnel and to provide for succession of senior management and key executives.
For additional information on factors that could affect our actual results, please refer to "Critical Factors Affecting Results" below and in Item 7 of our 2017 Annual Report and "Item 1A-Risk Factors" in our 2017 Annual Report.
General
As of June 30, 2018, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

•
Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; renters insurance and related products (referred to as multifamily housing); and valuation and field services (referred to as mortgage solutions).

•
Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as Connected Living); vehicle protection services (referred to as Global Automotive) and credit insurance and other insurance (referred to as Financial Services).

•	Global Preneed: provides pre-funded funeral insurance.

•
Total Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group, Long-Term Care and the Assurant Employee Benefits businesses through reinsurance agreements, expenses related to the acquisition of The Warranty Group (see below) and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed for comparability.

The following discussion covers the three and six months ended June 30, 2018 (“Second Quarter 2018" and "Six Months 2018") and the three and six months ended June 30, 2017 (“Second Quarter 2017” and "Six Months 2017").
Executive Summary
On May 31, 2018, the Company closed its acquisition of TWG Holdings Limited (“TWG Holdings,” and together with its subsidiaries, “TWG”), a Bermuda limited company and a global provider of protection plans and related programs. Our results of operations for the Second Quarter and six months 2018 included the results of operations from TWG for the period June 1, 2018 through June 30, 2018. For more information regarding the acquisition, see Note 4 to the Consolidated Financial Statements, included elsewhere in this Report.
On August 1, 2018, the Company sold its mortgage solutions business to Xome, an indirectly wholly owned subsidiary of WMIH Corp., for cash consideration of approximately $35.0 million and potential future payments based on performance. The sale includes all of Assurant’s mortgage solutions businesses consisting of title, valuations and field services. The disposition allows Global Housing to better align its portfolio of business, increase resources allocated towards these markets and strengthen its businesses. For more information on the sale, see Note 20 to the Consolidated Financial Statements, included elsewhere in this Report. Results for this business are included in Global Housing's results for Second Quarter 2018. The expected fair value of the proceeds less selling costs compared to net assets resulted in a net loss which was included in the consolidated statements of operations as an impairment on the held for sale net assets for Second Quarter 2018. In addition, the associated assets and liabilities were reclassified as held for sale as of June 30, 2018.

For Second Quarter 2018, consolidated net income attributable to common stockholders decreased $58.0 million, or 48%, to $62.2 million compared with net income of $120.2 million for Second Quarter 2017. The decrease reflects a $34.4 million after-tax loss on the sale of our mortgage solutions business and $32.5 million of after-tax net charges related to the TWG acquisition.
Global Housing net income increased $16.4 million, or 29%, to $72.6 million for Second Quarter 2018 from $56.2 million for Second Quarter 2017, primarily due to the impact of a lower effective tax rate following the enactment of the U.S. Tax Cuts and Jobs Act ("TCJA"). Absent the lower effective tax rate, net income increased primarily due to favorable non-catastrophe loss experience in lender-placed insurance and growth in multifamily housing, partially offset by the ongoing lender-placed normalization.
Net earned premiums and fees decreased $7.7 million, or 1%, to $542.5 million for Second Quarter 2018 from $550.2 million for Second Quarter 2017, primarily due to lower volumes from our real estate owned ("REO") insurance products, the ongoing declines in placement rates from our lender placed insurance business and reduced client demand for originations and field services from our mortgage solutions business. These decreases were partially offset by growth in our multifamily housing, international and other housing products.
In June 2018, we finalized our $1.30 billion 2018 property catastrophe reinsurance program which includes coverage in the U.S., Caribbean and Latin America, down from $1.36 billion of coverage for the 2017 program mainly due to declining catastrophe exposure within the Company's lender-placed insurance business. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. See “Catastrophe Reinsurance Program” below.
For 2018, we expect Global Housing's net income, excluding reportable catastrophes, to increase reflecting a lower effective tax rate of approximately 20% to 21%, with a portion of the tax savings to be reinvested for future growth, primarily in the second half of 2018. Net income is expected to decrease before taking into account the lower effective tax rate. Further declines in our lender-placed insurance and mortgage solutions businesses (until its sale) are expected to drive the decrease, partially offset by continued profitable growth in our multifamily housing business. We expect additional savings from expense management efforts to be realized towards the end of 2018 and into 2019. Revenue is expected to contract from 2017 levels due to declines in our lender-placed insurance business and mortgage solutions business until its sale. Excluding mortgage solutions for the full year, revenue is expected to increase due to growth in multifamily housing, international and other housing products.
Global Lifestyle net income increased $27.9 million, or 69%, to $68.1 million for Second Quarter 2018 from $40.2 million for Second Quarter 2017, benefitting from the impact of a lower effective tax rate following the enactment of the TCJA. Excluding the impact of a lower effective tax rate, segment net income increased mainly due to strong growth from mobile programs launched in 2017, partially offset by continued declines in credit insurance, now a component of a business we refer to as Financial Services. A $3.9 million income tax benefit in our Financial Services business and $2.0 million of one-time after-tax benefits in our Global Automotive business also impacted the quarter. TWG contributed $9.4 million of income for the month of June 2018.
Net earned premiums and fees increased $266.2 million, or 32%, to $1.10 billion for Second Quarter 2018 from $836.0 million for Second Quarter 2017, primarily due to the acquisition of TWG. Excluding the impact of TWG, the increase was primarily due to recently launched and existing mobile programs, as well as growth in our Global Automotive business, mainly the Company's third-party administrator distribution channel, partially offset by lower mobile trade-in average selling prices.
For 2018, we expect Global Lifestyle's net income to increase after taking into account contributions from the TWG acquisition including operating synergies and a lower effective tax rate of approximately 22% to 24% and organic growth. A portion of the tax savings is to be reinvested for future growth, primarily in the second half of 2018. The tax rate may fluctuate based on geographic mix of income. Net income is expected to increase modestly before taking into account the lower effective tax rate and contributions from TWG. We expect profitable growth to be driven primarily by newly launched mobile programs, Global Automotive expansion and ongoing expense management efforts, partially offset by ongoing declines in Financial Services due to discontinued client partnerships in the second half of 2018. Revenue is expected to increase from growth in Connected Living and Global Automotive, globally.
Global Preneed net income increased to $14.7 million, or 15%, in Second Quarter 2018 from $12.8 million in Second Quarter 2017 primarily due to the impact of a lower effective tax rate following the passage of the TCJA.
Net earned premiums and fees increased $0.6 million, or 1%, to $46.9 million for Second Quarter 2018 from $46.3 million for Second Quarter 2017, driven by growth from our domestic preneed business, including prior period sales of the final need product, that was mostly offset by lower production in Canada compared to the favorable Second Quarter 2017.

For 2018, we expect Global Preneed's revenue and net income to increase modestly due to our alignment with market leaders, before taking into account recently enacted tax reform. Net income is expected to benefit from a lower effective tax rate of approximately 22%, with a portion of the tax savings to be reinvested for future growth, primarily in the second half of 2018.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets, our ability to manage our expenses and achieve expense savings and the severity and frequency of catastrophes. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including Connected Living and multifamily housing, as well as Global Automotive, and manage the pace of declines in placement rates in our lender-placed insurance business. In addition, our results will be impacted by our ability to integrate the TWG acquisition. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” and “Item 7—MD&A—Critical Factors Affecting Results” in our 2017 Annual Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the six months ended June 30, 2018, net cash provided by operating activities was $172.3 million; net cash used in investing activities totaled $1.51 billion and net cash provided by financing activities totaled $1.64 billion. We had $1.25 billion in cash and cash equivalents as of June 30, 2018. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2017 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2017 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2018.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, we anticipate the functional currency of our Argentina subsidiary within our Global Lifestyle business will change from the local currency to U.S. Dollars as the subsidiary will be operating in a highly inflationary market. As a result, its non-U.S. Dollar denominated monetary assets and liabilities would be subject to re-measurement and recorded in Underwriting, general and administrative expenses, within the Consolidated Statements of Operations with reported results beginning after July 1, 2018. Although we continue to evaluate the impact, we do not anticipate the ongoing re-measurement to have a material impact on our results of operations or financial condition when considering the foreign exchange volatility applied to our Argentina net assets.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,338.3	$1,115.3	$2,463.2	$2,165.6
Fees and other income	354.2	326.9	718.7	667.1
Net investment income	135.6	121.7	265.8	242.3
Net realized (losses) gains on investments	(11.4)	13.2	(10.9)	16.6
Amortization of deferred gains on disposal of businesses	15.0	23.4	33.5	60.4
Total revenues	1,831.7	1,600.5	3,470.3	3,152.0
Benefits, losses and expenses:
Policyholder benefits	490.6	416.4	905.2	774.4
Amortization of deferred acquisition costs and value of business acquired	463.2	346.7	809.6	661.2
Underwriting, general and administrative expenses	773.6	646.3	1,493.2	1,297.6
Interest expense	26.0	12.4	47.5	25.0
Total benefits, losses and expenses	1,753.4	1,421.8	3,255.5	2,758.2
Income before provision for income taxes	78.3	178.7	214.8	393.8
Provision for income taxes	11.3	58.5	41.8	129.8
Net income	67.0	120.2	173.0	264.0
Less: Preferred stock dividends	(4.8)	—	(4.8)	—
Net income attributable to common stockholders	$62.2	$120.2	$168.2	$264.0

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders decreased $58.0 million, or 48%, to $62.2 million for Second Quarter 2018, compared to $120.2 million for Second Quarter 2017. The decrease in net income was primarily driven by a $34.4 million after-tax net loss on the sale of our mortgage solutions business and $32.5 million of after-tax net charges related to the TWG acquisition. The decrease was also attributed to a $17.6 million unfavorable change in net realized gains (losses) on investments. The decrease was partially offset by the overall impact of a lower effective tax rate due to the TCJA and the higher net income from our Global Lifestyle business, which included earnings contributions from the acquisition of TWG.
For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders decreased $95.8 million, or 36%, to $168.2 million for Six Months 2018, compared to $264.0 million for Six Months 2017. The decrease in net income was primarily driven by $53.0 million of after-tax net charges related to the TWG acquisition, a $34.4 million after-tax loss on the sale of our mortgage solutions business, a $19.4 million unfavorable change in net realized gains (losses) on investments, a $12.8 million reduction in after-tax amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits and a $9.2 million decrease in net income from our Health operations. Additionally, the decrease reflects the absence of one-time items recorded in Six Months 2017, including income from client recoverables within our Global Lifestyle segment, a reversal of previously recorded compensation expense, as well as higher reportable catastrophes. The decrease was partially offset by the impact of a lower effective tax rate due to the TCJA and higher net income from our Global Lifestyle business, which included $9.4 million in earnings contributions from the acquisition of TWG.

Global Housing
Overview
The table below presents information regarding Global Housing’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$449.7	$442.4	$886.1	$878.8
Fees and other income	92.8	107.8	179.5	203.1
Net investment income	15.9	16.8	36.1	36.0
Total revenues	558.4	567.0	1,101.7	1,117.9
Benefits, losses and expenses:
Policyholder benefits	187.2	188.2	356.3	351.5
Amortization of deferred acquisition costs and value of business acquired	50.4	46.8	100.0	97.7
Underwriting, general and administrative expenses	229.3	247.5	464.2	488.2
Total benefits, losses and expenses	466.9	482.5	920.5	937.4
Segment income before provision for income taxes	91.5	84.5	181.2	180.5
Provision for income taxes	18.9	28.3	37.4	62.4
Segment net income	$72.6	$56.2	$143.8	$118.1
Net earned premiums, fees and other:
Lender-placed insurance	$288.5	$305.9	$578.2	$611.5
Multifamily housing	100.3	90.3	197.5	175.7
Mortgage solutions	53.3	69.7	98.8	130.6
Manufactured housing and other	100.4	84.3	191.1	164.1
Total	$542.5	$550.2	$1,065.6	$1,081.9
Ratios:
Combined ratio for risk-based businesses (1)	85.7%	87.0%	85.5%	85.0%
Pre-tax income margin for fee-based, capital-light businesses (2)	14.3%	11.7%	12.9%	10.3%

(1)
The combined ratio for risk-based businesses is equal to total policyholder benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums and fees and other income for lender-placed and manufactured housing and other risk-based businesses.

(2)
The pre-tax margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for multifamily housing and mortgage solutions.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net Income
Segment net income increased $16.4 million, or 29%, to $72.6 million for Second Quarter 2018 from $56.2 million for Second Quarter 2017, primarily due to the impact of a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, net income increased primarily due to a higher contribution from our lender-placed insurance business due to a reduction in non-catastrophe loss activity and in expenses and growth in multifamily housing, partially offset by declines in our lender-placed insurance business.
Total Revenues
Total revenues decreased $8.6 million, or 2%, to $558.4 million for Second Quarter 2018 from $567.0 million for Second Quarter 2017. Net earned premiums increased $7.3 million, or 2%, primarily driven by growth in our multifamily housing business from renters insurance, additional premiums from new commercial property and liability business as well as the continued growth of our international housing business. These increases were partially offset by lower volumes from our REO insurance product and the ongoing declines in placement rates in our lender-placed insurance business. Fees and other income decreased $15.0 million, or 14%, primarily due to a reduction in mortgage solutions fee income driven by reduced client demand for originations and field services.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $15.6 million, or 3%, to $466.9 million for Second Quarter 2018 from $482.5 million for Second Quarter 2017. Total policyholder benefits decreased $1.0 million, or 1%, primarily due to lower non-catastrophe loss experience from our lender-placed insurance business and $1.0 million of favorable development on reportable catastrophe losses from Third Quarter 2017, mostly offset by growth in multifamily housing and other business described above. Reportable catastrophe losses include only individual catastrophic events that generated losses in excess of $5.0 million, pre-tax and net of reinsurance. Underwriting, general and administrative expenses decreased $18.2 million, or 7%, primarily due to a decrease in expenses related to reduced volumes from our mortgage solutions and lender-placed insurance businesses.
For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Income
Segment net income increased $25.7 million, or 22%, to $143.8 million for Six Months 2018 from $118.1 million for Six Months 2017, primarily due to the impact of a lower effective tax rate following the enactment of the TCJA. Additionally, segment income for Six Months 2018 included $7.7 million of after-tax reportable catastrophes, mainly from severe winter storms in the Northeastern U.S., compared to $0.6 million of after-tax reportable catastrophes for Six Months 2017. Absent the impact of these items, the increase was primarily due to growth in multifamily housing and a reduction in non-catastrophe loss activity and expenses in our lender-placed insurance business, partially offset by declines in our lender-placed insurance business.
Total Revenues
Total revenues decreased $16.2 million, or 1%, to $1.10 billion for Six Months 2018 from $1.12 billion for Six Months 2017. Net earned premiums increased $7.3 million, or 1%, primarily driven by growth in our multifamily housing business from renters insurance, additional premiums from new commercial property and liability business as well as the continued growth of our international housing business. The increase was partially offset by lower volumes from our REO insurance product and the ongoing declines in placement rates in our lender-placed insurance business. Fees and other income decreased $23.6 million, or 12%, primarily due to a reduction in mortgage solutions fee income driven by reduced client demand for originations and field services.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $16.9 million, or 2%, to $920.5 million for Six Months 2018 from $937.4 million for Six Months 2017. Total policyholder benefits increased $4.8 million, or 1%, primarily due to a $4.9 million increase in net reportable catastrophe losses, excluding reinstatement premiums and other assessments. Underwriting, general and administrative expenses decreased $24.0 million, or 5%, primarily due to a decrease in expenses mostly driven by reduced volumes from our mortgage solutions and lender placed insurance businesses, as well as an increase in fees and reimbursements from the National Flood Insurance Program for processing flood claims for Hurricane Harvey.

Global Lifestyle
Overview
The table below presents information regarding Global Lifestyle’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$874.3	$656.0	$1,547.9	$1,251.8
Fees and other income	227.9	180.0	472.8	389.1
Net investment income	36.6	26.4	68.7	52.9
Total revenues	1,138.8	862.4	2,089.4	1,693.8
Benefits, losses and expenses:
Policyholder benefits	239.3	178.1	420.9	326.7
Amortization of deferred acquisition costs and value of business acquired	395.6	283.6	675.9	534.6
Underwriting, general and administrative expenses	419.6	340.6	835.4	695.3
Total benefits, losses and expenses	1,054.5	802.3	1,932.2	1,556.6
Segment income before provision for income taxes	84.3	60.1	157.2	137.2
Provision for income taxes	16.2	19.9	33.3	44.6
Segment net income	$68.1	$40.2	$123.9	$92.6
Net earned premiums, fees and other:
Global connected living (mobile, service contracts and assistance services)	$629.3	$513.4	$1,231.4	$1,025.6
Global automotive	361.2	208.2	563.7	383.0
Global financial services	111.7	114.4	225.6	232.3
Total	$1,102.2	$836.0	$2,020.7	$1,640.9
Net earned premiums, fees and other:
Domestic	$736.2	$529.2	$1,315.7	$1,035.5
International	366.0	306.8	705.0	605.4
Total	$1,102.2	$836.0	$2,020.7	$1,640.9
Ratios:
Combined ratio for risk-based businesses (1)	96.6%	97.0%	97.6%	94.7%
Pre-tax income margin for fee-based, capital-light businesses (2)	7.1%	6.4%	7.6%	6.8%

(1)
The combined ratio for risk-based businesses is equal to total policyholder benefits, losses and expenses divided by net earned premiums and fees and other income for Global Automotive and Financial Services.

(2)
The pre-tax income margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums and fees and other income for Connected Living, including mobile, extended service contracts and assistance services.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net Income
Segment net income increased $27.9 million, or 69%, to $68.1 million for Second Quarter 2018 from $40.2 million for Second Quarter 2017, benefitting from a lower effective tax rate following the enactment of the TCJA. Excluding the impact of a lower effective tax rate, segment net income increased mainly due to increased income from our Connected Living business, which was mostly driven by growth from recently launched mobile programs, partially offset by continued declines in credit insurance, now a component of the business we refer to as Financial Services. A $3.9 million income tax benefit in our Financial Services business and $2.0 million of one-time benefits in our Global Automotive business also impacted the quarter. TWG contributed $9.4 million of income for the month of June 2018.
Total Revenues

Total revenues increased $276.4 million, or 32%, to $1.14 billion for Second Quarter 2018 from $862.4 million for Second Quarter 2017. The increase in total revenue was largely attributed to additional net earned premiums, fee and other income and net investment income from the acquisition of TWG of $211.9 million for the month of June 2018. Excluding the impact of TWG, net earned premiums increased $36.5 million, or 6%, primarily driven by increased revenue from our Connected Living business due to growth from existing and recently launched mobile programs, as well as growth from our Global Automotive business, mainly from our third-party administrator distribution channel. Excluding the impact of TWG, fees and other income increased $27.1 million, or 15%, primarily driven by growth from recently launched mobile programs, partially offset by lower mobile trade-in average selling prices and volume and declines in the legacy extended service contract business. Excluding the impact of TWG, net investment income was consistent year over year.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $252.2 million, or 31%, to $1.05 billion for Second Quarter 2018 from $802.3 million for Second Quarter 2017. The increase in total benefits, losses and expenses was primarily attributed to additional benefits, losses and expenses from the acquisition of TWG. Excluding the impact of TWG, policyholder benefits increased $10.1 million, or 6%, primarily due to growth from our global mobile protection business. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired was consistent year over year. Excluding the impact of TWG, underwriting, general and administrative expenses increased $44.0 million, or 13%, primarily due to the growth from our global mobile programs and Global Automotive businesses.
For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Income
Segment net income increased $31.3 million, or 34%, to $123.9 million for Six Months 2018 from $92.6 million for Six Months 2017, primarily due to the impact of a lower effective tax rate following the enactment of the TCJA and $9.4 million in earnings contribution from TWG. Excluding the impact of these items, segment net income increased mainly due to increased income from our Connected Living business, which was mostly driven by growth from mobile programs launched in 2017 and continued growth in existing mobile programs. The increase was partially offset by $7.5 million of after-tax income from one-time client recoverables included in Six Months 2017, lower results from our mobile repair and logistics business and the continued runoff of our credit insurance products in our Financial Services business.
Total Revenues
Total revenues increased $395.6 million, or 23%, to $2.09 billion for Six Months 2018 from $1.69 billion for Six Months 2017. The increase was primarily attributed to additional net earned premiums, fee and other income and net investment income from the acquisition of TWG. Excluding the impact of TWG, net earned premiums increased $114.3 million, or 9%, mostly driven by increased revenue from our Connected Living business, due to growth from existing and recently launched mobile programs, as well as growth from our Global Automotive business. Excluding the impact of TWG, fees and other income increased $62.9 million, or 16%, primarily driven by growth from recently launched mobile programs, partially offset by a decrease from our mobile repair and logistics business due to lower domestic volumes and average selling price and declines in the legacy extended service contract business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $375.6 million, or 24%, to $1.93 billion for Six Months 2018 from $1.56 billion for Six Months 2017. The increase in total benefits, losses and expenses was largely attributed to additional benefits, losses and expenses from the acquisition of TWG. Excluding the impact of TWG, policyholder benefits increased $43.1 million, or 13%, primarily due to growth and higher loss experience from our global mobile protection business. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $27.6 million, or 5%, primarily driven by growth from our Global Automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $105.1 million, or 15%, primarily due to growth from our global mobile programs and Global Automotive businesses.

Global Preneed
Overview
The table below presents information regarding Global Preneed’s segment results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$14.2	$15.2	$28.8	$29.8
Fees and other income	32.7	31.1	64.3	60.7
Net investment income	67.9	65.0	133.7	129.2
Total revenues	114.8	111.3	226.8	219.7
Benefits, losses and expenses:
Policyholder benefits	65.0	61.9	131.7	128.1
Amortization of deferred acquisition costs and value of business acquired	17.2	16.3	33.7	28.9
Underwriting, general and administrative expenses	13.8	14.3	30.0	29.2
Total benefits, losses and expenses	96.0	92.5	195.4	186.2
Segment income before provision for income taxes	18.8	18.8	31.4	33.5
Provision for income taxes	4.1	6.0	6.9	10.8
Segment net income	$14.7	$12.8	$24.5	$22.7
For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net Income
Segment net income increased to $14.7 million in Second Quarter 2018, or 15%, from $12.8 million in Second Quarter 2017, primarily due to a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, Global Preneed net income was consistent as growth from our domestic preneed business, including prior period sales of the final need product, was offset by an increase in benefits from policies in runoff that are pegged to the Consumer Price Index (“CPI”).
Total Revenues
Total revenues increased $3.5 million, or 3%, to $114.8 million for Second Quarter 2018 from $111.3 million for Second Quarter 2017. Total net earned premiums and fees and other income were slightly higher in Second Quarter 2018 compared to Second Quarter 2017 as growth from our domestic preneed business, including prior period sales of the final need product, was mostly offset by lower production in Canada. Net investment income increased $2.9 million, or 4%, primarily due to an increase in invested assets in line with the growth of the domestic preneed business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $3.5 million, or 4%, to $96.0 million for Second Quarter 2018 from $92.5 million for Second Quarter 2017, primarily due to an increase in losses and credited interest on new and in-force policies and an increase in benefits on policies in runoff that are pegged to the CPI.
For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Income
Segment net income increased to $24.5 million in Six Months 2018, or 8%, from $22.7 million in Six Months 2017, primarily due to a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, Global Preneed net income decreased due to an increase in benefits from policies in runoff that are pegged to the CPI and an increase in information technology expenses.

Total Revenues
Total revenues increased $7.1 million, or 3%, to $226.8 million for Six Months 2018 from $219.7 million for Six Months 2017. Fees and other income increased $3.6 million, or 6%, primarily due to growth in the U.S. business and in the impact of foreign exchange. Net investment income increased $4.5 million, or 3%, due to an increase in invested assets in line with the growth of the domestic preneed business and in the impact of foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $9.2 million, or 5%, to $195.4 million for Six Months 2018 from $186.2 million for Six Months 2017, primarily due to an increase in benefits on policies in runoff pegged to the CPI, increased information technology expense and growth in the domestic preneed business.

Total Corporate and Other
The tables below present information regarding the Total Corporate and Other segment’s results of operations:

	For the Three Months Ended June 30,
	2018			2017
	Corporate and Other	Health	Total Corporate and Other	Corporate and Other	Health	Total Corporate and Other
Revenues:
Net earned premiums	$—	$0.1	$0.1	$—	$1.7	$1.7
Fees and other income	0.6	0.2	0.8	6.9	1.1	8.0
Net investment income	14.6	0.6	15.2	9.8	3.7	13.5
Net realized (losses) gains on investments	(11.4)	—	(11.4)	13.2	—	13.2
Amortization of deferred gains on disposal of businesses	15.0	—	15.0	23.4	—	23.4
Total revenues	18.8	0.9	19.7	53.3	6.5	59.8
Benefits, losses and expenses:
Policyholder benefits	—	(0.9)	(0.9)	—	(11.8)	(11.8)
General and administrative expenses	109.4	1.5	110.9	29.9	14.0	43.9
Interest expense	26.0	—	26.0	12.4	—	12.4
Total benefits, losses and expenses	135.4	0.6	136.0	42.3	2.2	44.5
Segment (loss) income before (benefit) provision for income taxes	(116.6)	0.3	(116.3)	11.0	4.3	15.3
(Benefit) provision for income taxes	(28.0)	0.1	(27.9)	3.5	0.8	4.3
Segment net (loss) income	(88.6)	0.2	(88.4)	7.5	3.5	11.0
Less: Preferred stock dividends	(4.8)	—	(4.8)	—	—	—
Net (loss) income attributable to common stockholders	$(93.4)	$0.2	$(93.2)	$7.5	$3.5	$11.0

	For the Six Months Ended June 30,
	2018			2017
	Corporate and Other	Health	Total Corporate and Other	Corporate and Other	Health	Total Corporate and Other
Revenues:
Net earned premiums	$—	0.4	0.4	$—	$5.2	$5.2
Fees and other income	1.8	0.3	2.1	11.8	2.4	14.2
Net investment income	25.6	1.7	27.3	19.4	4.8	24.2
Net realized gains on investments	(10.9)	—	(10.9)	16.6	—	16.6
Amortization of deferred gains on disposal of businesses	33.5	—	33.5	60.4	—	60.4
Total revenues	50.0	2.4	52.4	108.2	12.4	120.6
Benefits, losses and expenses:
Policyholder benefits	—	(3.7)	(3.7)	—	(31.9)	(31.9)
General and administrative expenses	160.4	3.2	163.6	57.5	27.4	84.9
Interest expense	47.5	—	47.5	25.0	—	25.0
Total benefits, losses and expenses	207.9	(0.5)	207.4	82.5	(4.5)	78.0
Segment (loss) income before (benefit) provision for income taxes	(157.9)	2.9	(155.0)	25.7	16.9	42.6
(Benefit) provision for income taxes	(36.5)	0.7	(35.8)	6.5	5.5	12.0
Segment net (loss) income	(121.4)	2.2	(119.2)	19.2	11.4	30.6
Less: Preferred stock dividends	(4.8)	—	(4.8)	—	—	—
Net (loss) income attributable to common stockholders	$(126.2)	$2.2	$(124.0)	$19.2	$11.4	$30.6
Corporate and Other
For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net (Loss) Income Attributable to Common Stockholders
Results for Corporate and Other decreased $100.9 million to a net loss attributable to common stockholders of $93.4 million for Second Quarter 2018 from net income attributable to common stockholders of $7.5 million for Second Quarter 2017. The decrease was primarily driven by $32.5 million of after-tax net charges related to the TWG acquisition and a $34.4 million after-tax net loss on the sale of our mortgage solutions business. The decrease was also attributed to a $17.6 million unfavorable change in net realized gains (losses) on investments, a $3.3 million reduction in after-tax amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits and an increase in interest expense from acquisition related financing.
Total Revenues
Total revenues decreased $34.5 million, or 65%, to $18.8 million for Second Quarter 2018 from $53.3 million for Second Quarter 2017. The decrease was primarily related to a $24.6 million unfavorable change in net realized gains (losses) on investments and an $8.4 million reduction in deferred gains primarily associated with Assurant Employee Benefits. These decreases were partially offset by a $4.8 million, or 49%, increase in net investment income mostly driven by $2.4 million of additional income earned on the pre-close investment of proceeds from acquisition related financing and $1.8 million of investment management fees earned from certain consolidated investment entities beginning in the Fourth Quarter 2017. See Note 7 to the Consolidated Financial Statements, included elsewhere in this Report.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $93.1 million, or 220%, to $135.4 million for Second Quarter 2018 from $42.3 million for Second Quarter 2017. The increase was primarily related to $35.3 million of transaction and integration related expenses associated with the TWG acquisition and a $43.5 million loss on the sale of our mortgage solutions business. Interest expense increased $13.6 million due to additional interest expense from acquisition related financing.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net (Loss) Income Attributable to Common Stockholders
Results for Corporate and Other decreased $145.4 million to a net loss attributable to common stockholders of $126.2 million for Six Months 2018 from net income attributable to common stockholders of $19.2 million for Six Months 2017. The decrease was primarily driven by $53.0 million of after-tax net charges related to the TWG acquisition and a $34.4 million after-tax net loss on the sale of our mortgage solutions business. The decrease was also attributed to a $19.4 million unfavorable change in net realized gains (losses) on investments, a $12.8 million reduction in after-tax amortization of deferred gains primarily associated with Assurant Employee Benefits and an increase in interest expense from acquisition related financing.
Total Revenues
Total revenues decreased $58.2 million, or 54%, to $50.0 million for Six Months 2018 from $108.2 million for Six Months 2017. The decrease was primarily related to a $27.5 million unfavorable change in net realized gains (losses) on investments and a $26.9 million reduction in deferred gains primarily associated with Assurant Employee Benefits.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $125.4 million, or 152%, to $207.9 million for Six Months 2018 from $82.5 million for Six Months 2017. The increase was primarily related to $42.8 million of transaction and integration related expenses associated with the TWG acquisition and a $43.5 million net loss on the sale of our mortgage solutions business. Interest expense increased $22.5 million due to additional interest expense from acquisition related financing. Additionally, the increase was also due to the reversal in the first quarter of 2017 of previously recorded compensation expense.
Assurant Health
Assurant began to wind down its medical insurance operations in June 2015, and the Company substantially completed its exit of the health insurance market in 2016.
The Affordable Care Act
The Affordable Care Act introduced new premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor. As of June 30, 2018, we have no net reinsurance recoverables related to these programs. During Second Quarter 2018, we collected $0.1 million under the risk adjustment programs. Finally, we have not recorded a net receivable under the risk corridor programs because payments from the U.S. Department of Health and Human Services are considered unlikely.
For the Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017
Net Income
Net income decreased $3.3 million to $0.2 million for Second Quarter 2018 from $3.5 million for Second Quarter 2017. Net income decreased $9.2 million to $2.2 million for Six Months 2018 from $11.4 million for Six Months 2017. In each case, the decrease was primarily due to a reduction in favorable claims development as we continue to run-off the business.
Total Revenues
Total revenues decreased $5.6 million to $0.9 million for Second Quarter 2018 from $6.5 million for Second Quarter 2017. Total revenues decreased $10.0 million to $2.4 million for Six Months 2018 from $12.4 million for Six Months 2017. In each case, the decrease was primarily due to our exit of the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses in Second Quarter 2018 decreased to $0.6 million from $2.2 million for Second Quarter 2017. Total benefits, losses and expenses in Six Months 2018 decreased to a net benefit of $0.5 million compared to the Six Months 2017 net benefit of $4.5 million. The change is primarily due to a reduction in favorable claims development as we continue to run off the business.

Investments
The Company had total investments of $13.39 billion and $11.55 billion as of June 30, 2018 and December 31, 2017, respectively. Net unrealized gains on the Company's fixed maturity portfolio decreased $385.6 million during Six Months 2018, from $906.1 million as of December 31, 2017 to $520.5 million as of June 30, 2018. This decrease was mainly due to an increase in Treasury yields and a widening in credit spreads.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	June 30, 2018		December 31, 2017
Aaa / Aa / A	$7,056.7	62.4%	$6,155.4	63.7%
Baa	3,321.6	29.4%	2,982.5	30.9%
Ba	571.9	5.1%	400.8	4.1%
B and lower	347.3	3.1%	123.9	1.3%
Total	$11,297.5	100.0%	$9,662.6	100.0%
Major categories of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturity securities	$107.8	$105.7	$212.4	$208.6
Equity securities	5.1	5.9	10.1	11.8
Commercial mortgage loans on real estate	7.8	7.2	16.1	16.2
Short-term investments	3.7	0.9	6.1	2.7
Other investments	3.8	3.8	9.9	7.2
Cash and cash equivalents	9.5	3.7	14.4	6.9
Revenue from consolidated investment entities (1)	17.4	—	30.9	—
Total investment income	155.1	127.2	299.9	253.4
Investment expenses	(4.7)	(5.5)	(8.9)	(11.1)
Expenses from consolidated investment entities (1)	(14.8)	—	$(25.2)	$—
Net investment income	$135.6	$121.7	$265.8	$242.3

(1)
The net of revenues and expenses from consolidated investment entities of $2.6 million for Second Quarter 2018 includes $(0.3) million and $1.1 million of investment (loss) income from the Company's direct investment the real estate fund and collateralized loan obligations ("CLOs"), respectively, and $1.8 million related to investment management fees. The net revenues and expenses from consolidated investment entities of $5.7 million for Six Months 2018 includes $1.6 million and $1.9 million of investment income from the Company's direct investment the real estate fund and CLOs, respectively, and $2.2 million related to investment management fees. Refer to Note 8 - Variable Interest Entities, for further detail.

Net investment income increased $13.9 million, or 11%, to $135.6 million for Second Quarter 2018 from $121.7 million for Second Quarter 2017. Net investment income for Second Quarter 2018 increased mainly due to a $9.3 million increase in investment income from TWG acquired investments and $1.0 million from the early payoff of a previously impaired structured security. Absent these items, the increase in net investment income was primarily due to an increase in invested assets and changes in the asset mix.
Net investment income increased $23.5 million, or 10%, to $265.8 million for Six Months 2018 from $242.3 million for Six Months 2017. Net investment income for Six Months 2018 increased mainly due to $9.3 million increase in investment income from TWG acquired investments, $3.3 million increase in interest income from real estate joint venture partnerships, $2.9 million of interest income from the recovery of losses on certain mortgage-backed securities and $1.0 million from the early payoff of a previously impaired structured security. Absent these items, the increase in net investment income was primarily due to an increase in invested assets and changes in the asset mix.
As of June 30, 2018, the Company owned $56.2 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $51.2 million of municipal securities, whose credit rating was A with the guarantee, but would have had a rating of BBB+ without the guarantee.

For more information on the Company's investments, see Notes 7 and 9 to the Consolidated Financial Statements, included elsewhere in this Report.

Catastrophe Reinsurance Program

In June 2018, we finalized our $1.30 billion 2018 property catastrophe reinsurance program, which includes coverage in the U.S., Caribbean and Latin America. 2018 reinsurance premiums for this program are estimated to be $121 million, compared to $126 million in 2017. This reduction was mainly driven by the Company’s declining catastrophe exposure within its lender-placed insurance offering. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. These amounts include the extension of the 2017 Latin America protection which will renew on September 1, 2018 and is subject to changes in coverage amount, retention and cost. In addition, actual reinsurance premiums will vary if exposure changes significantly from estimates or reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $985 million of coverage in excess of a $120 million retention. In addition, it includes multiyear reinsurance contracts covering 32% of the $855 million layers in excess of $240 million. All layers of the program allow for one automatic reinstatement and include a cascading feature that provides multi-event protection in which higher coverage layers drop down as the lower layers and reinstatement limit are exhausted. Furthermore, the Florida Hurricane Catastrophe Fund provides coverage for losses up to 90% of $283 million in excess of a $88 million retention. In the event of a Florida hurricane, this coverage will be utilized prior to the main U.S. reinsurance program. After applying coverage, any remaining losses would then be eligible for recovery within the main reinsurance program. The program is covered for gross Florida losses of up to $1.4 billion. Utilizing both the coverage from the U.S. reinsurance program and the Florida Hurricane Catastrophe Fund, the maximum retention for a Florida event would be $120 million.
International per-occurrence catastrophe coverage increased as the Company continues to expand its business in select property markets. This includes Caribbean protection of up to $162.5 million in excess of a $17.5 million retention, and Latin America protection of up to $183.5 million in excess of a $4.5 million retention (which is an extension of the 2017 reinsurance program that will renew on September 1, 2018 and is subject to changes in coverage amount and retention). In these regions, the Company’s product offerings are primarily residential dwelling policies covering the structure and contents.

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
In 2018, in addition to assigning ratings to the Company’s new debt issuances the following actions were taken by the rating agencies:
A.M. Best

•
Affirmed all ratings of legacy Assurant entities with a stable outlook, except for a revised outlook on the financial strength ratings to negative from stable for our two subsidiaries that sold the Assurant Employee Benefits business through reinsurance due to their diminished profile following the sale.

•	Upgraded the financial strength ratings of rated TWG entities from A- to A with a stable outlook.
Moody's Investor Services ("Moody's")

•	In connection with the acquisition of TWG and the related financing, lowered the senior debt rating to Baa3 from Baa2, the subordinated debt rating to Ba1 from Baa3.

•
The insurance financial strength ratings of property and casualty operating subsidiaries revised to A3 from A2, life insurance subsidiaries revised to Baa1 from A3 and the commercial paper rating to P-3 from P-2, with a stable outlook on all ratings.

Standard and Poor’s (“S&P”)

•	In connection with the acquisition of TWG and the related financing, lowered the long-term issuer credit rating of the holding company from BBB+ to BBB with a stable outlook.

•	Affirmed the short-term issuer credit rating.

•	Financial strength ratings of rated operating subsidiaries were affirmed with a stable outlook.

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
For 2018, the maximum amount of dividends our U.S. domiciled insurance subsidiaries could pay, under applicable laws and regulations without prior regulatory approval, is approximately $340.0 million.
Liquidity
Holding Company
As of June 30, 2018, we had approximately $497.2 million in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $642.5 million, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, dividends, acquisitions, and other corporate purposes. $250.0 million of the $497.2 million of holding company capital is intended to serve as a buffer against remote risks (such as large-scale catastrophes).
Dividends or returns of capital paid by our subsidiaries to the holding company, net of infusions and excluding amounts used for acquisitions, were approximately $478.0 million for Six Months 2018, including approximately $466.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments, including approximately $225.0 million related to the reduction in deferred tax liabilities following the enactment of the TCJA, as well as approximately $12.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits. In 2017, dividends, net of infusions and excluding amounts used for acquisitions, paid to the holding company from its subsidiaries were $374.0 million, which included approximately $229.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments and approximately $145.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits.
The Company also has a five-year senior unsecured $450.0 million revolving credit agreement (the “2017 Credit Facility”) with a syndicate of banks arranged by JP Morgan and Wells Fargo. The 2017 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million, and is available until December 2022, provided the Company is in compliance with all covenants. The 2017 Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase its outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our common stockholders of $60.6 million and $508.5 million during Six Months 2018 and the year ended December 31, 2017, respectively. We expect 2018 operating segment dividends from Global Housing, Global Lifestyle and Global Preneed to exceed segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. In addition, in 2018, we expect to deploy capital primarily to fund the financing and integration of TWG and other ongoing capital needs of the business and excess capital to fund other investments and return capital to shareholders, subject to market conditions.
Acquisition of TWG
On May 31, 2018, the Company closed its acquisition of TWG. In connection with the acquisition of TWG, the equityholders of TWG Holdings received a total of 10,399,862 shares of Assurant common stock, which represented approximately 16.5% of the Company’s outstanding shares of common stock as of June 30, 2018, and $894.9 million in cash consideration. The cash consideration and repayment of $595.9 million of TWG's existing debt was financed through a combination of available cash and external financing, described below.
In March 2018, the Company issued 2,875,000 shares of its 6.50% Series D mandatory convertible preferred stock (“MCPS”), with a par value of $1.00 per share at a public offering price of $100.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9354 and 1.1225 shares of common stock, subject to customary anti-dilution adjustments. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. The first dividend of $1.6792 per share of the MCPS, or $4.8 million in total, was paid in cash on June 15, 2018. Each subsequent dividend is expected to be $1.6250 per share of the MCPS.
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
In March 2018, the Company issued subordinated notes due March 2048 with a principal amount of $400.0 million (the “Subordinated Notes” and, together with the 2021 Senior Notes, 2023 Senior Notes and the 2028 Senior Notes, the “Notes”) which bear interest from March 2018 to March 2028, at an annual rate of 7.00%. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, beginning in June 2028. The Company may redeem the Subordinated Notes, in whole but not in part, at any time on or after March 27, 2028 and prior to maturity at a redemption price set forth in the indenture, dated as of March 27, 2018 (the "Subordinated Notes Indenture"). At any time prior to March 2028, the Subordinated Notes will be redeemable in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the Subordinated Notes Indenture.

In March and May 2018, the commitments under the Company's senior unsecured bridge loan facility and senior unsecured term loan facility were terminated, respectively.
For additional information regarding the TWG acquisition, please see Note 4 to the Consolidated Financial Statements and for additional information regarding the Notes and the MCPS, see Notes 12 and 15 in the Consolidated Financial Statements included elsewhere in this Report.
Assurant Subsidiaries
The primary sources of funds for our subsidiaries consist of premiums and fees collected, proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ excess funds in order to generate investment income.
We conduct periodic asset liability studies to measure the duration of our insurance liabilities, to develop optimal asset portfolio maturity structures for our significant lines of business and ultimately to assess that cash flows are sufficient to meet the timing of cash needs. These studies are conducted in accordance with formal company-wide Asset Liability Management guidelines.
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
Dividends and Repurchases
We paid dividends of $0.56 per common share on June 19, 2018 to stockholders of record as of May 29, 2018. On July 12, 2018, the Board declared a quarterly dividend of $0.56 per share of common stock payable on September 18, 2018 to stockholders of record as of the close of business on August 27, 2018 and a quarterly dividend of $1.6250 per share of MCPS payable on September 17, 2018 to stockholders of record as of the close of business on September 1, 2018. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends (including under the terms of our outstanding MCPS); and other factors our Board of Directors deems relevant.
During the six months ended June 30, 2018, there were no repurchases of our outstanding common stock. but the Company began to repurchase shares in July 2018. As of June 30, 2018, $293.4 million remained under the current repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay interest on our senior and subordinated notes and dividends on our common and preferred shares.

Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 17 to the Consolidated Financial Statements, included elsewhere in this Report.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our net cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2018	2017
Operating activities	$172.3	$(0.3)
Investing activities	(1,514.8)	3.7
Financing activities	1,644.5	(192.3)
Cash included in business classified as held for sale	(22.3)	—
Effect of exchange rate changes on cash and cash equivalents	(22.8)	5.1
Net change in cash	$256.9	$(183.8)

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
Net cash provided by (used in) operating activities was $172.3 million and $(0.3) million for Six Months 2018 and Six Months 2017, respectively. The increase in net cash from operating activities was primarily due to the absence of an $85.0 million payment made in Second Quarter 2017 related to the lender-placed market conduct examination settlement agreements. Also contributing was an increase of sales in our Connected Living business, lower inventory purchases in our mobile business and $26.7 million increase in cash from the settlement of a series of derivative transactions that we entered into in 2017 to hedge interest rate risk related to the anticipated borrowings to be used for the TWG acquisition. These are partially offset by a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business and claim payments made, net of reinsurance, related to losses from 2017 reportable catastrophes.
Net cash (used in) provided by investing activities was $(1.51) billion and $3.7 million for Six Months 2018 and Six Months 2017, respectively. The increase in net cash used in investing activities was primarily due to an increase in cash used for the TWG acquisition. In Second Quarter 2018, we used $1.49 billion of cash to fund a portion of the $2.47 billion purchase price of the TWG acquisition (which was offset by TWG cash acquired of $277.3 million) compared to $125.0 million used in the first quarter of 2017 for the acquisition of Green Tree Insurance Agency, Inc. See Note 4 to the Consolidated Financial Statements for additional information. Also contributing to the decrease is $533.5 million of net cash used by our consolidated investment entities to purchase senior secured leveraged loans in connection with the planned formation of CLO structures. See Note 8 to the Consolidated Financial Statements for additional information. The remaining changes were due to the ongoing management of our investment portfolio.
Net cash provided by (used in) financing activities was $1.64 billion and $(192.3) million for Six Months 2018 and Six Months 2017, respectively. The increase in net cash provided by financing activities was primarily due to the financing related to the TWG acquisition. Net proceeds from the issuance of debt and preferred stock were $1.28 billion and $276.4 million, respectively. The Company used $350.0 million to replace the senior notes that matured during first quarter of 2018. Also contributing to the increase is $494.0 million of net cash provided by our consolidated investment entities mostly related to the issuance of CLO notes for CLO structures that were closed during the year and borrowings from the short-term warehouse facilities used to fund the planned formation of CLO structures. This was partially offset by the repayment of borrowings from the short-term warehouse facilities for CLO structures that closed during the year. See Note 8 to the Consolidated Financial Statements for additional information.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
Interest paid on debt	$22.3	$24.0
Common stock dividends	60.6	60.0
Preferred stock dividends	4.8	—
Total	$87.7	$84.0
Letters of Credit
In the normal course of business, we issue letters of credit for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $16.9 million and $18.1 million of letters of credit outstanding as of June 30, 2018 and December 31, 2017.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2017 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Second Quarter 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. They have concluded, except as noted below, that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the required time periods and accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
On May 31, 2018, the Company completed its acquisition of TWG Holdings Limited and its subsidiaries (“TWG”). For the three and six months ended June 30, 2018, TWG represented about 11% and 6% of consolidated revenues, respectively, and 15% and 6% of net income attributable to common stockholders, respectively. At June 30, 2018, TWG represented 27% of total assets. The Company is in the process of evaluating internal control over financial reporting for TWG, and accordingly, has excluded TWG this quarter from its evaluation of internal control over financial reporting for purposes of its evaluation of disclosure controls and procedures.
Internal Control over Financial Reporting
Other than the TWG acquisition discussed above, there have been no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2018.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. See Note 18 to the Consolidated Financial Statements for a description of certain matters, which description is incorporated herein by reference. Although the Company cannot predict the outcome of any litigation, regulatory examinations or investigations, it is possible that the outcome of such matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2017 Annual Report. There have been no material changes during Second Quarter 2018.
Item 5. Other Information

On May 31, 2018, the Company filed a Current Report on Form 8-K disclosing the completion of the TWG acquisition. Pursuant to General Instruction B.3 on Form 8-K, no additional financial statements of TWG and pro forma financial information with respect to the TWG acquisitions are required in the Current Report on Form 8-K because "substantially the same" financial statements were previously filed as Exhibits 99.2 and 99.3, respectively, on Form 8-K, filed on March 6, 2018.

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

2.1
Letter Agreement, dated as of May 31, 2018, by and among Assurant, Inc., TWG Holdings Limited, TWG Re, Ltd. and Spartan Merger Sub, Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K, originally filed on May 31, 2018).

4.1
Stockholder Rights Agreement, dated as of May 31, 2018, by and among Assurant, Inc. and the stockholders party thereto (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, originally filed on May 31, 2018).

4.2
Registration Rights Agreement, dated as of May 31, 2018, by and among Assurant, Inc. and the stockholders party thereto (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, originally filed on May 31, 2018).

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 11, 2018.*

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018.*

12.1	Computations of Ratio of Consolidated Earnings to Fixed Charges and Ratio of Consolidated Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plans

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: August 9, 2018	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: August 9, 2018	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer