Form 10-Q
period 2018-09-30
ASSURANT INC
filed 2018-11-08
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding at November 2, 2018 was 62,053,935.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At September 30, 2018 and December 31, 2017

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,669.2 in 2018 and $8,756.5 in 2017)	$11,116.6	$9,662.6
Equity securities, at fair value (cost - $349.3 in 2018 and $316.3 in 2017)	385.4	368.0
Commercial mortgage loans on real estate, at amortized cost	757.9	670.2
Short-term investments	604.8	284.1
Other investments	633.5	568.6
Total investments	13,498.2	11,553.5
Cash and cash equivalents	1,306.6	996.8
Premiums and accounts receivable, net	1,601.0	1,237.3
Reinsurance recoverables	11,256.8	9,790.2
Accrued investment income	133.7	105.4
Deferred acquisition costs	4,270.1	3,484.5
Property and equipment, at cost less accumulated depreciation	381.7	347.6
Tax receivable	42.7	126.3
Goodwill	2,312.5	917.7
Value of business acquired	3,905.5	24.4
Other intangible assets, net	642.8	288.6
Other assets	587.6	387.1
Assets held in separate accounts	1,904.4	1,837.1
Assets of consolidated investment entities (1)	1,599.5	746.5
Total assets	$43,443.1	$31,843.0
Liabilities
Future policy benefits and expenses	$10,464.9	$10,397.4
Unearned premiums	15,497.2	7,038.6
Claims and benefits payable	3,764.7	3,782.2
Commissions payable	316.9	365.1
Reinsurance balances payable	302.7	145.3
Funds held under reinsurance	279.0	179.8
Deferred gains on disposal of businesses	81.9	128.1
Accounts payable and other liabilities	2,212.1	2,046.3
Debt	2,005.4	1,068.2
Liabilities related to separate accounts	1,904.4	1,837.1
Liabilities of consolidated investment entities (1)	1,374.2	573.4
Total liabilities	38,203.4	27,561.5
Commitments and contingencies (Note 18)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, $1.00 par value, 2,875,000 shares authorized, 2,875,000 issued and outstanding at September 30, 2018	2.9	—
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,134,668 and 150,392,604 shares issued and 62,376,266 and 52,417,812 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1.6	1.5
Additional paid-in capital	4,478.8	3,197.9
Retained earnings	5,777.1	5,697.3
Accumulated other comprehensive (loss) income	(97.7)	234.0
Treasury stock, at cost; 98,758,402 and 97,974,792 shares at September 30, 2018 and December 31, 2017, respectively	(4,943.3)	(4,860.1)
Total Assurant, Inc. stockholders’ equity	5,219.4	4,270.6
Non-controlling interest	20.3	10.9
Total equity	5,239.7	4,281.5
Total liabilities and equity	$43,443.1	$31,843.0

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of September 30, 2018 and December 31, 2017.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
At September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$125.3	$69.8
Investments, at fair value	1,450.9	655.0
Other receivables	23.3	21.7
Total assets	$1,599.5	$746.5
Liabilities
Collateralized loan obligation notes, at fair value	1,177.7	450.7
Other liabilities	196.5	122.7
Total liabilities	$1,374.2	$573.4

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,853.6	$1,073.1	$4,316.8	$3,238.7
Fees and other income	257.9	349.1	976.6	1,016.2
Net investment income	151.8	132.6	417.6	374.9
Net realized (losses) gains on investments, excluding other-than-temporary impairment losses	(5.2)	8.9	(16.1)	26.0
Other-than-temporary impairment losses recognized in earnings	(0.5)	(0.4)	(0.5)	(0.9)
Amortization of deferred gains on disposal of businesses	12.7	23.1	46.2	83.5
Total revenues	2,270.3	1,586.4	5,740.6	4,738.4
Benefits, losses and expenses
Policyholder benefits	680.9	682.2	1,586.1	1,456.6
Amortization of deferred acquisition costs and value of business acquired	750.6	332.5	1,560.2	993.7
Underwriting, general and administrative expenses	736.5	667.1	2,229.7	1,964.7
Interest expense	26.5	12.2	74.0	37.2
Total benefits, losses and expenses	2,194.5	1,694.0	5,450.0	4,452.2
Income (loss) before provision (benefit) for income taxes	75.8	(107.6)	290.6	286.2
Provision (benefit) for income taxes	22.8	(50.3)	64.6	79.5
Net income (loss)	53.0	(57.3)	226.0	206.7
Less: Preferred stock dividends	(4.7)	—	(9.5)	—
Net income (loss) attributable to common stockholders	$48.3	$(57.3)	$216.5	$206.7

Earnings Per Share
Basic	$0.76	$(1.05)	$3.73	$3.75
Diluted	$0.76	$(1.05)	$3.72	$3.73
Share Data
Weighted average shares outstanding used in basic per share calculations	63,621,184	54,524,874	57,988,570	55,096,933
Plus: Dilutive securities	179,163	—	205,370	312,318
Weighted average shares used in diluted per share calculations	63,800,347	54,524,874	58,193,940	55,409,251
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$53.0	$(57.3)	$226.0	$206.7
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $13.7, $4.0, $89.7 and $(53.7), respectively	(47.0)	(7.7)	(328.1)	98.6
Change in unrealized gains on derivative transactions, net of taxes of $0.1 and $(5.3) for the three and nine months ended September 30, 2018, respectively	0.1	—	21.0	—
Change in other-than-temporary impairment losses, net of taxes of $0.1, $0.5, $1.4 and $1.5, respectively	(0.5)	(1.0)	(5.4)	(2.8)
Change in foreign currency translation, net of taxes of $(0.8), $(1.5), $0.7 and $(2.8), respectively	4.8	27.6	(69.1)	65.1
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.2), $(0.3), $(0.5) and $(0.5), respectively	0.8	0.6	1.8	0.9
Total other comprehensive (loss) income	(41.8)	19.5	(379.8)	161.8
Total comprehensive income (loss)	$11.2	$(37.8)	$(153.8)	$368.5

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Stockholders’ Equity (unaudited)
Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018
	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance at June 30, 2018	$1.6	$2.9	$4,459.7	$5,846.3	$(137.9)	$(4,860.1)	$20.4	$5,332.9
Cumulative effect of change in accounting principles (1)	—	—	—	(82.0)	82.0	—	—	—
Stock plan exercises	—	—	1.7	—	—	—	—	1.7
Stock plan compensation expense	—	—	17.4	—	—	—	—	17.4
Common stock dividends ($0.56 per share)	—	—	—	(35.5)	—	—	—	(35.5)
Acquisition of common stock	—	—	—	—	—	(83.2)	—	(83.2)
Net income	—	—	—	53.0	—	—	—	53.0
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	(41.8)	—	—	(41.8)
Balance at September 30, 2018	$1.6	$2.9	$4,478.8	$5,777.1	$(97.7)	$(4,943.3)	$20.3	$5,239.7

(1)
Amounts relate to the reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act ("TCJA"). See Note 3 for additional information.

	Three Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in millions)
Balance at June 30, 2017	$1.5	$3,172.4	$5,500.7	$236.9	$(4,686.9)	$4,224.6
Stock plan exercises	—	2.7	—	—	—	2.7
Stock plan compensation expense	—	11.7	—	—	—	11.7
Common stock dividends ($0.53 per share)	—	—	(28.8)	—	—	(28.8)
Acquisition of common stock	—	—	—	—	(34.2)	(34.2)
Net income	—	—	(57.3)	—	—	(57.3)
Other comprehensive income	—	—	—	19.5	—	19.5
Balance at September 30, 2017	$1.5	$3,186.8	$5,414.6	$256.4	$(4,721.1)	$4,138.2

Assurant, Inc.
Consolidated Statements of Stockholders’ Equity (unaudited)
Three and Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30, 2018
	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance at December 31, 2017	$1.5	$—	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(40.6)	48.1	—	—	7.5
Stock plan exercises	—	—	(7.1)	—	—	—	—	(7.1)
Stock plan compensation expense	—	—	39.1	—	—	—	—	39.1
Common stock dividends ($1.68 per share)	—	—	—	(96.1)	—	—	—	(96.1)
Acquisition of common stock	—	—	—	—	—	(83.2)	—	(83.2)
Net income	—	—	—	226.0	—	—	—	226.0
Issuance of preferred stock	—	2.9	273.5	—	—	—	—	276.4
Issuance of common stock	0.1	—	975.4	—	—	—	—	975.5
Preferred stock dividends ($3.30 per share)	—	—	—	(9.5)	—	—	—	(9.5)
Change in equity of non-controlling interest	—	—	—	—	—	—	9.4	9.4
Other comprehensive loss	—	—	—	—	(379.8)	—	—	(379.8)
Balance, September 30, 2018	$1.6	$2.9	$4,478.8	$5,777.1	$(97.7)	$(4,943.3)	$20.3	$5,239.7

(1)
Amounts relate to 1) the requirement to recognize the changes in fair value of equity securities directly within income (resulting in a reclassification of unrealized gains as of December 31, 2017 between AOCI and retained earnings); 2) the impact of adoption of the new revenue recognition standard for revenues from service contracts and sales of products; and 3) the reclassification from AOCI to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act ("TCJA"). See Note 3 for additional information.

	Nine Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in millions)
Balance at December 31, 2016	$1.5	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$4,098.1
Stock plan exercises	—	(12.1)	—	—	—	(12.1)
Stock plan compensation expense	—	23.0	—	—	—	23.0
Common stock dividends ($1.59 per share)	—	—	(88.8)	—	—	(88.8)
Acquisition of common stock	—	—	—	—	(250.5)	(250.5)
Net income	—	—	206.7	—	—	206.7
Other comprehensive income	—	—	—	161.8	—	161.8
Balance at September 30, 2017	$1.5	$3,186.8	$5,414.6	$256.4	$(4,721.1)	$4,138.2

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net cash provided by operating activities (1)	$454.6	$366.4
Investing activities
Sales of:
Fixed maturity securities available for sale	2,616.3	2,270.3
Equity securities	62.7	59.1
Other invested assets	47.1	72.6
Subsidiary, net of cash transferred (2)	36.7	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	593.8	631.5
Commercial mortgage loans on real estate	102.8	102.9
Purchases of:
Fixed maturity securities available for sale	(2,941.0)	(2,734.2)
Equity securities	(44.5)	(18.8)
Commercial mortgage loans on real estate	(192.6)	(124.0)
Other invested assets	(25.0)	(71.6)
Property and equipment and other	(58.9)	(43.4)
Subsidiaries, net of cash transferred (3)	(1,213.5)	(127.4)
Consolidated investment entities (4):
Purchases of investments	(1,362.2)	(265.3)
Sale of investments	573.7	36.2
Change in short-term investments	(101.4)	(31.7)
Other	1.6	1.8
Net cash used in investing activities	(1,904.4)	(242.0)
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (5)	276.4	—
Issuance of debt, net of issuance costs (5)	1,285.7	—
Repayment of debt (5)	(350.0)	—
Issuance of collateralized loan obligation notes	831.4	—
Issuance of debt for consolidated investment entities (4)	509.0	157.7
Repayment of debt for consolidated investment entities (4)	(591.6)	—
Acquisition of common stock	(87.2)	(256.8)
Common stock dividends paid	(96.1)	(88.8)
Preferred stock dividends paid	(9.5)	—
Non-controlling interest	7.6	—
Withholding on stock based compensation	14.6	18.2
Other	0.1	—
Net cash provided by (used in) financing activities	1,790.4	(169.7)
Effect of exchange rate changes on cash and cash equivalents	(30.8)	6.1
Change in cash and cash equivalents	309.8	(39.2)
Cash and cash equivalents at beginning of period	996.8	1,032.0
Cash and cash equivalents at end of period	$1,306.6	$992.8

(1)
The increase in net cash from operating activities for the nine months ended September 30, 2018 as compared to the comparable 2017 period was primarily due to the absence of an $85.0 million payment made in 2017 related to the lender-placed market conduct examination settlement agreements. Also contributing was an increase of sales in our Connected Living business, lower inventory purchases in our mobile business and a $26.7 million increase in cash from the settlement of a series of derivative transactions that we entered into in 2017 to hedge interest rate risk related to the anticipated

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2018 and 2017

borrowings to be used for the TWG acquisition (all in 2018). These are partially offset by a $41.5 million payment of an accrued indemnification liability in 2018 related to the previous sale of our general agency business and claim payments made, net of reinsurance, related to losses from 2017 reportable catastrophes.

(2)	Relates to the sale of Mortgage Solutions, refer to Note 20 - Dispositions for additional information.

(3)
Amounts for the nine months ended September 30, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the Acquisition Date (such debt was not legally assumed by Assurant), net of $380.1 million in TWG cash acquired. The remaining consideration for the TWG acquisition was funded by the issuance of 10,399,862 common shares. Refer to Note 4 - Acquisitions for additional information.

(4)	Relates to cash flows from our consolidated variable interest entities. Refer to Note 8 - Variable Interest Entities for further information.

(5)	Refer to Note 12 - Debt for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. Assurant operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Housing, Global Lifestyle and Global Preneed. Assurant partners with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through its Global Housing segment, Assurant provides lender-placed homeowners; manufactured housing insurance; flood insurance; and renters insurance and related products (referred to as our “multi-family housing” business). Through its Global Lifestyle segment, Assurant provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as our “Connected Living” business); vehicle protection services (referred to as our “Global Automotive” business); and credit insurance and other insurance (referred to as our “Financial Services” business). Global Preneed provides pre-funded funeral insurance and annuity products. On May 31, 2018, the Company completed its acquisition of TWG Holdings Limited and its subsidiaries (“TWG”). Refer to Note 4 for additional information. On August 1, 2018, the Company sold its valuation and field services business (referred to as our "mortgage solutions" business). Refer to Note 20 for additional information.
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
The interim financial data as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina's economy as highly inflationary, the functional currency of our Argentina subsidiaries changed from the local currency to U.S. Dollars. The subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities were subject to remeasurement for the period between July 1, 2018 and September 30, 2018. Following a 43% decline in the exchange rate during this period, the remeasurement resulted in $17.9 million of net pre-tax losses which we classified within underwriting, general and administrative expenses in the consolidated statements of operations. Based on the relative size of our subsidiaries' operations and net assets subject to remeasurement, we do not anticipate the ongoing remeasurement to have a material impact on our results of operations or financial condition.
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 annual financial statements”).
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
The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance and similar contracts issued by insurance entities are specifically excluded from the scope of the amended revenue recognition guidance. As such, this standard only applies to the Company’s service contracts and sales of products, including those related to providing administrative services, mobile device related services, mortgage property risk management services and similar fee for service arrangements. Revenues from these contracts correspond to approximately 15% of the Company’s total revenues for the nine months ended September 30, 2018. The standard utilizes a five-step approach that emphasizes the recognition of revenue when the performance obligations are met by the Company in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive.
As of the adoption date, accounts payable and other liabilities decreased by $10.0 million, other assets decreased by $0.3 million, retained earnings increased by $7.5 million, and deferred taxes increased by $2.2 million due to a change in the revenue recognition associated with certain mobile upgrade programs. The change reflects the recognition of mobile device upgrade revenue in proportion to the pattern of rights expected to be exercised as opposed to recognition when the event (upgrade or end of term) occurs. The comparable mobile upgrade programs impacted by this change were immaterial in prior periods.
Upon adoption of the new revenue recognition guidance, the Company’s revenues for service contracts and sales of products are subject to additional disclosure requirements, such as those related to providing disaggregated revenue disclosure, changes in contract balances, enhanced description of performance obligations, basis of determining costs and related significant judgments used in determining appropriate revenue recognition procedures. Refer to Note 6 for additional information on contract revenues.
Financial instruments measurement and classification: On January 1, 2018, the Company adopted the amended guidance on the measurement and classification of financial instruments whereby all common and preferred stocks are measured at fair value with changes in fair value recognized through income. Upon adoption, the Company recorded a cumulative effect adjustment to increase retained earnings by $33.9 million, which represents a reclassification of the unrealized gains on common and preferred stock as of the date of adoption from AOCI. The Company's other-than-temporary impairment policies have been updated to reflect that the change in value for preferred and common stocks are now reported in net income. For certain private equity investments recorded in Other investments, the Company elected the measurement alternative to record these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. This measurement alternative has been applied on a prospective basis.
Income tax consequences for intra-entity transfers of assets: On January 1, 2018, the Company adopted the amended guidance on tax accounting for intra-entity transfers of assets. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when it has been sold to an outside party. Additionally, the amended guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The adoption of this amended guidance did not have an impact on the Company’s financial position and results of operations.
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
Classification of certain tax effects from accumulated other comprehensive income: In February 2018, the Financial Accounting Standards Board ("FASB") issued amended guidance on reclassifying the stranded tax effects from the Tax Cuts and Jobs Act of 2017 ("TCJA") from accumulated other comprehensive income to retained earnings. The amended guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted including adoption in any interim period for reporting periods in which financial statements have not yet been issued. The amendments in this guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. During the three months ended September 30, 2018, the Company early adopted the new guidance with application in the period of adoption and reclassified $(82.0) million from accumulated other comprehensive income to retained earnings, with no impact on net income or total stockholders’ equity. Accounting standards require the effect of a change in tax laws or rates on deferred tax liabilities or assets be included in net income in the reporting period that includes the enactment date, even though the related income tax effects may have been originally charged or credited to accumulated other comprehensive income. The amounts reclassified relate to the difference between the original tax effect of items included in other comprehensive income, such as unrealized gains or losses on securities and unamortized net losses on pension plans, and the revised tax effects from the TCJA.
Not Yet Adopted
Targeted Improvements to the Accounting for Long-duration Contracts: In August 2018, the FASB issued guidance that provides targeted improvements to the accounting for long-duration contracts. The guidance includes the following primary changes: assumptions supporting benefit reserves will no longer be locked-in but must be updated at least annually with the impact of changes to the liability reflected in earnings (except for discount rates); the discount rate assumptions will be based on an upper-medium grade (low credit risk) fixed-income instruments instead of the earnings rate of invested assets; the discount rate must be evaluated at each reporting date and the impact of changes to the liability estimate as a result of updating the discount rate assumption is required to be recognized in other comprehensive income; the provision for adverse deviation is eliminated; and premium deficiency testing is eliminated. Other noteworthy changes include the following: differing models for amortizing deferred acquisition costs will become uniform for all long-duration contracts based on a constant rate over the expected term of the related in-force contracts; all market risk benefits associated with deposit contracts must be reported at fair value with changes reflected in income except for changes related to credit risk which will be recognized in other comprehensive income; and disclosures will be expanded to include disaggregated roll forwards of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
For public business entities, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for the changing the assumptions.
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in runoff). The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract: In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The guidance is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.

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
Lease accounting: In February 2016, the FASB issued new guidance on leases, which replaces the current lease guidance. The new guidance requires that entities recognize the assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The new guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Early adoption is permitted. The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Therefore, the primary change at the time of adoption is anticipated to be the recognition of right-of-use assets and lease liabilities related to operating leases with terms in excess of 12 months in which the Company is the lessee. The Company does not expect the adoption of the standard to have a material effect on its financial position or results of operations.
4. Acquisitions
TWG Acquisition
On May 31, 2018 (the “Acquisition Date”), the Company completed the acquisition of TWG Holdings Limited (“TWG”) and its subsidiaries for a total enterprise value of $2.47 billion. This amount included $894.9 million in cash, the repayment of TWG’s $595.9 million pre-existing debt and $975.5 million in newly-issued Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital, received a total of 10,399,862 shares of Assurant, Inc. common stock. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. The acquisition will enhance the Company's position as a leading lifestyle provider, particularly within the Global Automotive business, with significant operating synergies expected and a deepened global footprint. The Company financed the cash consideration and repayment of TWG's pre-existing debt through a combination of available cash and external financing. Refer to Notes 12 and 15 for more information on the issuances of debt and mandatory convertible preferred stock, respectively, related to the financing of the acquisition.
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

Fair Value of Net Assets Acquired and Liabilities Assumed
The fair values listed below are estimates and are subject to adjustment, including assessment of the value of business

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

acquired ("VOBA") and other intangible assets, as well as certain components of deferred tax liabilities included within accounts payable and other liabilities. The initial accounting included certain provisional amounts recorded as of June 30, 2018 (the end of the reporting period in which the acquisition occurred). In the third quarter 2018, the Company made adjustments to the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a net increase to identifiable net assets acquired and a corresponding decrease in goodwill of $55.8 million. The adjustments to income that would have been recognized in previous periods if the revisions had been completed as of the Acquisition Date were immaterial. The Company may recognize additional measurement period adjustments to the provisional amounts in future periods until one year from the Acquisition Date.

Assets acquired and (liabilities) assumed (updated as of September 30, 2018)

Fixed maturity securities available for sale	$2,268.8
Equity securities	49.4
Short-term investments	165.5
Other investments	100.9
Cash and cash equivalents	380.1
Premiums and accounts receivable, net	274.2
Reinsurance recoverables	1,917.5
Accrued investment income	31.6
Property and equipment	15.4
Value of business acquired	4,048.0
Other intangible assets	459.3
Other assets	214.1
Unearned premiums and contract fees	(7,598.1)
Claims and benefits payable	(420.5)
Reinsurance balances payable	(186.1)
Funds held under reinsurance	(200.8)
Accounts payable and other liabilities	(459.2)
Non-controlling interest	(1.8)
Total identifiable net assets acquired	1,058.3
Goodwill	1,408.0
Total acquisition consideration	$2,466.3

Total goodwill of $1.41 billion is mainly attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes. Total VOBA of $4.05 billion and amortizable other intangible assets of $447.7 million will be amortized over their estimated useful lives, ranging from 3 to 15 years. Refer to Note 11 for additional information.
Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs include advisory, legal, accounting, valuation and other professional or consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $39.5 million, including $0.2 million and $30.2 million for the three and nine months ended September 30, 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG's operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention,

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

facilities and consulting. Integration costs incurred to date in connection with the acquisition of TWG totaled $23.6 million, including $10.1 million and $22.9 million for the three and nine months ended September 30, 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
Financial Results
The following table summarizes the results of the acquired TWG operations since the Acquisition Date that have been included within our consolidated statements of operations (based on how TWG was allocated to the Company's reportable segments).

	June 1, 2018 to September 30, 2018
	Global Lifestyle	Corporate and Other (1)	Total
Total revenues	$863.9	$(5.2)	$858.7
Net income	$39.3	$(17.6)	$21.7

(1)
The TWG operating results allocated to the Corporate and Other segment included $11.6 million of net pre-tax losses as a result of the remeasurement of the Argentina subsidiary's non-U.S. Dollar denominated monetary assets and liabilities, pre-tax integration expenses and net realized losses on investments, partially offset by income tax benefits, which include a $5.7 million tax structuring benefit. Refer to Note 2 - Basis of Presentation for further information on the net losses due to remeasurement and Note 19 - Income Taxes for further information on the income tax benefit.

Supplemental Pro Forma Information
The following table provides unaudited supplemental pro forma consolidated information for the nine months ended September 30, 2018 and 2017, as if TWG had been acquired as of January 1, 2017. The unaudited supplemental pro forma consolidated financial information is presented solely for informational purposes and is not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

	Nine Months Ended September 30,
	2018	2017
Total revenues	$6,790.2	$6,331.6
Net income	$306.8	$247.1

For the nine months ended September 30, 2017, pro forma net income includes $26.0 million of nonrecurring transaction and integration costs, net of taxes. For the pro forma presentation, given the assumed acquisition date of January 1, 2017, transaction and integration costs that were incurred at, or subsequent to, the actual acquisition date have been included in the 2017 pro forma net income, whereas transaction and integration costs that were incurred prior to the actual acquisition date have been excluded from the 2017 pro forma net income.
Prior year acquisition
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Holdings, Corp. and its subsidiaries Green Tree Insurance Agency and Green Tree Insurance Agency Reinsurance Limited (collectively “Green Tree”) for $125.0 million in cash with a potential earn-out of up to $25.0 million, based on future performance. Green Tree sells housing protection products, including voluntary homeowners and manufactured housing policies, and other insurance products. In connection with the acquisition, including measurement period adjustments, the Company recorded $10.4 million of net liabilities and $69.6 million of agency relationship and renewal rights intangible assets, all of which are amortizable over periods ranging from 7 to 16 years, and $65.8 million of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill is future expected growth of this business and operating synergies within Global Housing.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

5. Segment Information
As of September 30, 2018, the Company had four reportable segments, which are defined based on the manner in which our Chief Operating Decision Makers, the Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO"), review the business to assess performance and allocate resources, and align to the nature of the products and services offered:
•Global Housing: provides lender-placed homeowners; manufactured housing and flood insurance; and renters insurance and related products (referred to as multifamily housing).
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
The following tables summarize selected financial information by segment:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2018
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$463.0	$1,376.0	$14.6	$—	$—	$—	$1,853.6
Fees and other income	58.6	165.5	33.5	0.2	0.1	0.3	257.9
Net investment income	17.1	54.7	70.1	9.3	0.6	9.9	151.8
Net realized gains on investments	—	—	—	(5.7)	—	(5.7)	(5.7)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	12.7	—	12.7	12.7
Total revenues	538.7	1,596.2	118.2	16.5	0.7	17.2	2,270.3
Benefits, losses and expenses
Policyholder benefits (2)	264.8	352.2	64.5	—	(0.6)	(0.6)	680.9
Amortization of deferred acquisition costs and value of business acquired	51.2	681.5	17.9	—	—	—	750.6
Underwriting, general and administrative expenses	198.7	463.0	14.4	59.1	1.3	60.4	736.5
Interest expense	—	—	—	26.5	—	26.5	26.5
Total benefits, losses and expenses	514.7	1,496.7	96.8	85.6	0.7	86.3	2,194.5
Segment income before provision for income tax	24.0	99.5	21.4	(69.1)	—	(69.1)	75.8
Provision for income taxes	4.6	23.6	4.6	(9.8)	(0.2)	(10.0)	22.8
Segment income after tax	19.4	75.9	16.8	(59.3)	0.2	(59.1)	53.0
Less: Preferred stock dividends	—	—	—	(4.7)	—	(4.7)	(4.7)
Net income attributable to common stockholders	$19.4	$75.9	$16.8	$(64.0)	$0.2	$(63.8)	$48.3
	As of September 30, 2018

Segment assets:	$4,242.4	$20,931.7	$7,045.2	$11,162.2	$61.6	$11,223.8	$43,443.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2017
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$423.0	$636.0	$14.0	$—	$0.1	$0.1	$1,073.1
Fees and other income	107.3	205.7	30.6	4.5	1.0	5.5	349.1
Net investment income	23.6	33.1	66.4	8.6	0.9	9.5	132.6
Net realized gains on investments	—	—	—	8.5	—	8.5	8.5
Amortization of deferred gains on disposal of businesses (1)	—	—	—	23.1	—	23.1	23.1
Total revenues	553.9	874.8	111.0	44.7	2.0	46.7	1,586.4
Benefits, losses and expenses
Policyholder benefits (2)	436.7	190.6	62.6	—	(7.7)	(7.7)	682.2
Amortization of deferred acquisition costs and value of business acquired	49.7	266.1	16.7	—	—	—	332.5
Underwriting, general and administrative expenses	235.0	371.9	13.3	38.2	8.7	46.9	667.1
Interest expense	—	—	—	12.2	—	12.2	12.2
Total benefits, losses and expenses	721.4	828.6	92.6	50.4	1.0	51.4	1,694.0
Segment income before provision for income tax	(167.5)	46.2	18.4	(5.7)	1.0	(4.7)	(107.6)
Provision for income taxes	(57.2)	3.6	6.1	(3.7)	0.9	(2.8)	(50.3)
Segment income after tax	$(110.3)	$42.6	$12.3	$(2.0)	$0.1	$(1.9)	$(57.3)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2018
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$1,349.1	$2,923.9	$43.4	$—	$0.4	$0.4	$4,316.8
Fees and other income	238.1	638.3	97.8	2.0	0.4	2.4	976.6
Net investment income	53.2	123.4	203.8	34.9	2.3	37.2	417.6
Net realized gains on investments	—	—	—	(16.6)	—	(16.6)	(16.6)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	46.2	—	46.2	46.2
Total revenues	1,640.4	3,685.6	345.0	66.5	3.1	69.6	5,740.6
Benefits, losses and expenses
Policyholder benefits (2)	621.1	773.1	196.2	—	(4.3)	(4.3)	1,586.1
Amortization of deferred acquisition costs and value of business acquired	151.2	1,357.4	51.6	—	—	—	1,560.2
Underwriting, general and administrative expenses	662.9	1,298.4	44.4	219.5	4.5	224.0	2,229.7
Interest expense	—	—	—	74.0	—	74.0	74.0
Total benefits, losses and expenses	1,435.2	3,428.9	292.2	293.5	0.2	293.7	5,450.0
Segment income before provision for income tax	205.2	256.7	52.8	(227.0)	2.9	(224.1)	290.6
Provision for income taxes	42.0	56.9	11.5	(46.3)	0.5	(45.8)	64.6
Segment income after tax	163.2	199.8	41.3	(180.7)	2.4	(178.3)	226.0
Less: Preferred stock dividends	—	—	—	(9.5)	—	(9.5)	(9.5)
Net income attributable to common stockholders	$163.2	$199.8	$41.3	$(190.2)	$2.4	$(187.8)	$216.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2017
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Health	Total	Consolidated
Revenues
Net earned premiums	$1,301.8	$1,887.8	$43.8	$—	$5.3	$5.3	$3,238.7
Fees and other income	310.4	594.8	91.3	16.3	3.4	19.7	1,016.2
Net investment income	59.6	86.0	195.6	28.0	5.7	33.7	374.9
Net realized gains on investments	—	—	—	25.1	—	25.1	25.1
Amortization of deferred gains on disposal of businesses (1)	—	—	—	83.5	—	83.5	83.5
Total revenues	1,671.8	2,568.6	330.7	152.9	14.4	167.3	4,738.4
Benefits, losses and expenses
Policyholder benefits (2)	788.2	517.3	190.7	—	(39.6)	(39.6)	1,456.6
Amortization of deferred acquisition costs and value of business acquired	147.4	800.7	45.6	—	—	—	993.7
Underwriting, general and administrative expenses	723.2	1,067.2	42.5	95.7	36.1	131.8	1,964.7
Interest expense	—	—	—	37.2	—	37.2	37.2
Total benefits, losses and expenses	1,658.8	2,385.2	278.8	132.9	(3.5)	129.4	4,452.2
Segment income before provision for income tax	13.0	183.4	51.9	20.0	17.9	37.9	286.2
Provision for income taxes	5.2	48.2	16.9	2.8	6.4	9.2	79.5
Segment income after tax	$7.8	$135.2	$35.0	$17.2	$11.5	$28.7	$206.7

(1)
The three months ended September 30, 2018 and 2017 include $10.0 million and $20.4 million, respectively, and the nine months ended September 30, 2018 and 2017 include $39.0 million and $75.2 million, respectively, related to the amortization of deferred gains associated with the 2016 sale of AEB. The remaining AEB unamortized deferred gain as of September 30, 2018 was $24.7 million.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the three months ended September 30, 2018 and 2017, the premium deficiency reserve liability decreased $0.1 million and $6.9 million, respectively, through an offset to policyholder benefit expense. For the nine months ended September 30, 2018 and 2017, the premium deficiency reserve liability decreased $0.9 million and $28.8 million, respectively, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through September 30, 2018, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia. Revenue is based in the country where the product was sold. For the nine months ended September 30, 2018, the Company generated 77% of its revenue from the United States and 23% of its revenue from foreign countries. For the nine months ended September 30, 2017, the Company generated 78% of its revenue from the United States and 22% of its revenue from foreign countries.

6. Contract Revenues
Assurant partners with clients to provide consumers a diverse range of protection products and services. The Company’s revenues from protection products (approximately 85% of total revenues) are accounted for as insurance contracts and therefore are not subject to the new revenue standard adopted as of January 1, 2018 described in Note 3. Revenue from service contracts and sales of products (approximately 15% of total revenues) are recognized in accordance with the new revenue recognition

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

standard. Specifically, these revenues are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues subject to the new revenue recognition standard and included in fees and other income on the consolidated statement of operations are $48.5 million and $208.8 million for Global Housing and $147.4 million and $471.2 million for Global Lifestyle for the three and nine months ended September 30, 2018, respectively.
Global Housing
In our Global Housing segment, revenues from service contracts and sales of products are primarily from our mortgage solutions (until the sale of the business on August 1, 2018, as described in Note 20) and lender-placed insurance businesses. Under our mortgage solutions business, we previously offered valuation and title services and products across the origination, home equity and default markets, as well as field services, inspection services, restoration and real estate owned (“REO”) asset management to mortgage servicing clients and investors. Under our lender-placed insurance business, we provide loan and claim payment tracking services for lenders. We generally invoice our customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. We recognize revenue as we invoice which corresponds to the value transferred to the customer.
Global Lifestyle
In our Global Lifestyle segment, revenue from service contracts and sales of products is primarily from our Connected Living business. Through partnerships with mobile carriers, we provide administrative services related to our mobile device protection products including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. We recognize revenue as we invoice which corresponds to the value transferred to the customer.
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
Contract Balances
The receivables and unearned revenue under these contracts were $148.6 million and $91.5 million, respectively, as of September 30, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheet. Revenue from service contracts and sales of products recognized during the three and nine months ended September 30, 2018 that was included in unearned revenue as of December 31, 2017 was $4.9 million and $12.5 million, respectively.
In certain circumstances, the Company pre-pays commissions and other costs in connection with client contracts where the Company can demonstrate future economic benefit. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2018, the Company has approximately $11.2 million of such intangible assets that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within accumulated other comprehensive income of the Company's fixed maturity securities (and equity securities for 2017) as of the dates indicated.

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$333.9	$2.0	$(3.3)	$332.6	$—
States, municipalities and political subdivisions	226.7	15.6	(0.9)	241.4	—
Foreign governments	846.6	51.2	(3.1)	894.7	—
Asset-backed	502.5	1.2	(1.0)	502.7	—
Commercial mortgage-backed	256.3	0.4	(3.5)	253.2	—
Residential mortgage-backed	1,248.4	12.3	(29.0)	1,231.7	5.3
U.S. corporate	5,207.6	345.9	(44.3)	5,509.2	15.4
Foreign corporate	2,047.2	121.1	(17.2)	2,151.1	—
Total fixed maturity securities	$10,669.2	$549.7	$(102.3)	$11,116.6	$20.7

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.6	$3.2	$(1.2)	$182.6	$—
States, municipalities and political subdivisions	302.3	24.0	(0.1)	326.2	—
Foreign governments	524.8	72.3	(0.3)	596.8	—
Asset-backed	188.4	1.9	(0.1)	190.2	1.0
Commercial mortgage-backed	38.6	0.2	(0.7)	38.1	—
Residential mortgage-backed	1,084.2	32.5	(7.3)	1,109.4	9.2
U.S. corporate	4,774.2	602.1	(5.0)	5,371.3	17.4
Foreign corporate	1,663.4	188.6	(4.0)	1,848.0	—
Total fixed maturity securities	$8,756.5	$924.8	$(18.7)	$9,662.6	$27.6
Equity securities:
Common stocks	$9.3	$8.4	$—	$17.7	$—
Non-redeemable preferred stocks	307.0	43.8	(0.5)	350.3	—
Total equity securities	$316.3	$52.2	$(0.5)	$368.0	$—

(a)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company's state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state exposure (including both general obligation and revenue securities) exceeding 0.3% and 0.4% of the overall investment portfolio as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, these securities include general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $58.5 million and $137.7 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2018 and December 31, 2017, revenue bonds account for 51% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds span a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of September 30, 2018, approximately 54%, 18% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. As of December 31, 2017, approximately 79%, 12% and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 7% and 3% of the Company's foreign government securities as of September 30, 2018 and December 31, 2017, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $766.8 million with a net unrealized gain of $27.0 million as of September 30, 2018 and $578.4 million with a net unrealized gain of $58.9 million as of December 31, 2017. Approximately 29% and 24% of the corporate fixed maturity European exposure was held in the financial industry as of September 30, 2018 and December 31, 2017, respectively. The Company's largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate fixed maturity securities as of September 30, 2018 and December 31, 2017. The Company's international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$274.9	$276.9
Due after one year through five years	2,523.1	2,533.3
Due after five years through ten years	2,154.8	2,177.5
Due after ten years	3,709.2	4,141.3
Total	8,662.0	9,129.0
Asset-backed	502.5	502.7
Commercial mortgage-backed	256.3	253.2
Residential mortgage-backed	1,248.4	1,231.7
Total	$10,669.2	$11,116.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gains (losses) on investments:
Fixed maturity securities	$(7.7)	$2.3	$(17.9)	$16.8
Equity securities (1)	2.3	3.0	(1.4)	6.8
Other investments	—	3.6	2.5	2.4
Consolidated investment entities (2)	0.2	—	0.7	—
Total net realized gains (losses) on investments	(5.2)	8.9	(16.1)	26.0
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	—	—	—	(0.4)
Other investments	(0.5)	(0.4)	(0.5)	(0.5)
Total net realized losses related to other-than- temporary impairments	(0.5)	(0.4)	(0.5)	(0.9)
Total net realized gains (losses)	$(5.7)	$8.5	$(16.6)	$25.1

(1)
Nine months ended September 30, 2018 includes $10.8 million of gains on two equity investment holdings accounted for under the measurement alternative based on an observable market event where the implied value increased based on new investments in such holdings. Equity investments accounted for under the measurement alternative are included within Other investments on the consolidated balance sheet.

(2)
Consists of net realized losses from the change in fair value of the Company's direct investment in collateralized loan obligations ("CLOs"). Refer to Note 8 - Variable Interest Entities for further detail.

The following table sets forth the portion of unrealized gains related to equity securities during the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net gains (losses) recognized on equity securities	$2.3	$(1.4)
Less: Net realized gains related to sales of equity securities	0.2	3.9
Total net unrealized gains (losses) on equity securities held (1)	$2.1	$(5.3)

(1)
Net gains for 2018 are required to be reported through the income statement in accordance with the 2018 accounting guidance on financial instruments. Net unrealized gains of $6.0 million and $15.0 million in the three and nine months ended September 30, 2017, respectively, were reported through AOCI.

The carrying value of equity securities accounted for under the measurement alternative was $51.7 million and $36.1 million as of September 30, 2018 and December 31, 2017, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$252.8	$(2.2)	$61.4	$(1.1)	$314.2	$(3.3)
States, municipalities and political subdivisions	41.2	(0.7)	3.1	(0.2)	44.3	(0.9)
Foreign governments	378.5	(2.8)	6.7	(0.3)	385.2	(3.1)
Asset-backed	202.2	(0.9)	2.2	(0.1)	204.4	(1.0)
Commercial mortgage-backed	199.8	(2.2)	11.9	(1.3)	211.7	(3.5)
Residential mortgage-backed	778.2	(17.5)	187.8	(11.5)	966.0	(29.0)
U.S. corporate	2,178.3	(38.5)	87.2	(5.8)	2,265.5	(44.3)
Foreign corporate	879.3	(13.3)	99.7	(3.9)	979.0	(17.2)
Total fixed maturity securities	$4,910.3	$(78.1)	$460.0	$(24.2)	$5,370.3	$(102.3)

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$104.2	$(0.7)	$43.3	$(0.5)	$147.5	$(1.2)
States, municipalities and political subdivisions	—	—	2.4	(0.1)	2.4	(0.1)
Foreign governments	24.4	(0.2)	0.8	(0.1)	25.2	(0.3)
Asset-backed	27.6	(0.1)	—	—	27.6	(0.1)
Commercial mortgage-backed	—	—	12.4	(0.7)	12.4	(0.7)
Residential mortgage-backed	217.3	(2.4)	162.9	(4.9)	380.2	(7.3)
U.S. corporate	562.8	(4.5)	30.0	(0.5)	592.8	(5.0)
Foreign corporate	266.7	(3.5)	19.0	(0.5)	285.7	(4.0)
Total fixed maturity securities	$1,203.0	$(11.4)	$270.8	$(7.3)	$1,473.8	$(18.7)
Equity securities:
Non-redeemable preferred stock	$13.8	$(0.2)	$8.7	$(0.3)	$22.5	$(0.5)

Total gross unrealized losses represented approximately 2% and 1% of the aggregate fair value of the related securities with such unrealized losses as of September 30, 2018 and December 31, 2017, respectively. Approximately 76% and 61% of these gross unrealized losses have been in a continuous loss position for less than twelve months as of September 30, 2018 and December 31, 2017, respectively. The total gross unrealized losses are comprised of 2,501 and 679 individual securities as of September 30, 2018 and December 31, 2017, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of September 30, 2018 and December 31, 2017.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of September 30, 2018, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon, and Utah. Although the Company has a

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $12.6 million as of September 30, 2018 and less than $0.1 million to $12.7 million as of December 31, 2017.
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
The Company's third CLO closed in August 2018. As of September 30, 2018, the Company and its subsidiaries hold a range of 3.4% to 9.4% of the subordinated debt tranches of its three CLOs and 4.6% of senior debt tranches in one CLO. At September 30, 2018, a fourth CLO structure was funded with $20.0 million in contributions from the Company's wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $21.4 million in a senior debt tranche and $74.1 million in subordinated debt tranches as of September 30, 2018.
Real Estate Fund: Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund, and investment management fees earned. The Company has a majority investment in this fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $83.3 million with unfunded commitments of $3.4 million as of September 30, 2018.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 9 for the definition of the three levels of the fair value hierarchy. The following table presents the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis. Amounts presented are as of September 30, 2018 and December 31, 2017, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	September 30, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$125.3	$125.3	(1)	$—	$—
Corporate debt securities	1,348.8	—		1,348.8	—
Real estate fund	102.1	—		—	102.1
Total financial assets	$1,576.2	$125.3		$1,348.8	$102.1

Financial Liabilities
Collateralized loan obligation notes	$1,177.7	$—		$1,177.7	$—
Total financial liabilities	$1,177.7	$—		$1,177.7	$—

	December 31, 2017
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$54.5	$54.5	(1)	$—	$—
Corporate debt securities	570.3	—		570.3	—
Real estate fund	84.7	—		—	84.7
Total financial assets	$709.5	$54.5		$570.3	$84.7

Financial Liabilities
Collateralized loan obligation notes	$450.7	$—		$450.7	$—
Total financial liabilities	$450.7	$—		$450.7	$—

(1)	Amounts consist of money market funds.
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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three and nine months ended September 30, 2018:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Balance, beginning of period	$102.5	$84.7
Purchases	—	23.0
Sales	—	(6.8)
Total (loss) income included in earnings	(0.4)	1.2
Balance, end of period	$102.1	$102.1

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. The amounts presented below for Short-term investments, Other investments, Cash equivalents, Other assets, Assets and Liabilities held in separate accounts and Other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan, American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, modified coinsurance arrangements and other derivatives. Other liabilities are comprised of investments in the Assurant Investment Plan, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for Other investments and Assets and Liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	September 30, 2018
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$332.6	$—		$332.6		$—
State, municipalities and political subdivisions	241.4	—		241.4		—
Foreign governments	894.7	0.4		894.3		—
Asset-backed	502.7	—		500.7		2.0
Commercial mortgage-backed	253.2	—		195.3		57.9
Residential mortgage-backed	1,231.7	—		1,231.7		—
U.S. corporate	5,509.2	—		5,496.9		12.3
Foreign corporate	2,151.1	—		2,100.0		51.1
Equity securities:
Mutual funds	45.5	45.5		—		—
Common stocks	17.5	16.8		0.7		—
Non-redeemable preferred stocks	322.4	—		320.2		2.2
Short-term investments	558.8	354.2	(2)	204.6		—
Other investments	231.3	70.2	(1)	159.6	(3)	1.5	(4)
Cash equivalents	608.6	607.1	(2)	1.5	(3)	—
Other receivables	4.9	—		—		4.9	(6)
Other assets	5.5	—		2.4	(5)	3.1
Assets held in separate accounts	1,870.8	1,685.8	(1)	185.0	(3)	—
Total financial assets	$14,781.9	$2,780.0		$11,866.9		$135.0

Financial Liabilities
Other liabilities	$117.0	$70.2	(1)	$—		$46.8	(6)
Liabilities related to separate accounts	1,870.8	1,685.8	(1)	185.0	(3)	—
Total financial liabilities	$1,987.8	$1,756.0		$185.0		$46.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2017
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$182.6	$—		$182.6		$—
State, municipalities and political subdivisions	326.2	—		326.2		—
Foreign governments	596.8	1.0		595.8		—
Asset-backed	190.2	—		150.8		39.4
Commercial mortgage-backed	38.1	—		9.5		28.6
Residential mortgage-backed	1,109.4	—		1,109.4		—
U.S. corporate	5,371.3	—		5,350.2		21.1
Foreign corporate	1,848.0	—		1,802.7		45.3
Equity securities:
Common stocks	17.7	17.0		0.7		—
Non-redeemable preferred stocks	350.3	—		348.1		2.2
Short-term investments	284.1	141.6	(2)	142.5		—
Other investments	253.9	71.2	(1)	172.7	(3)	10.0	(4)
Cash equivalents	544.9	519.1	(2)	25.8	(3)	—
Other assets	2.1	—		—		2.1	(5)
Assets held in separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial assets	$12,916.2	$2,385.1		$10,382.4		$148.7

Financial Liabilities
Other liabilities	$128.7	$71.2	(1)	$1.0	(5)	$56.5	(6)
Liabilities related to separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial liabilities	$1,929.3	$1,706.4		$166.4		$56.5

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes other derivative assets and liabilities.

(6)	Primarily includes contingent consideration assets/liabilities related to business combinations, dispositions and other derivatives.

(7)	Primarily includes fixed maturity securities and certificates of deposit.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value amount and hierarchy level of the financial instruments that are not carried at fair value in the consolidated balance sheets:

	September 30, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$757.9	$730.3	$—	$—	$730.3
Other investments	94.6	94.6	34.5	—	60.1
Other assets	44.2	44.2	—	—	44.2
Total financial assets	$896.7	$869.1	$34.5	$—	$834.6
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$605.5	$598.0	$—	$—	$598.0
Funds withheld under reinsurance	279.0	279.0	279.0	—	—
Debt	2,005.4	2,080.7	—	2,080.7	—
Total financial liabilities	$2,889.9	$2,957.7	$279.0	$2,080.7	$598.0

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$670.2	$679.2	$—	$—	$679.2
Other investments	84.4	84.4	36.3	—	48.1
Total financial assets	$754.6	$763.6	$36.3	$—	$727.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$634.3	$642.5	$—	$—	$642.5
Funds withheld under reinsurance	179.8	179.8	179.8	—	—
Debt	1,068.2	1,174.4	—	1,174.4	—
Total financial liabilities	$1,882.3	$1,996.7	$179.8	$1,174.4	$642.5

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength rating of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings have not changed significantly since December 31, 2017, except for an increase in reinsurance recoverables that are included in the Not Rated category as a result of the acquisition of TWG. Specifically, legacy TWG reinsurance recoverables included $1.70 billion as of September 30, 2018 related to captive reinsurance arrangements with dealers which are substantially collateralized in the form of a letter of credit, trust account and funds withheld.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 million as of September 30, 2018 and December 31, 2017.
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

	For the Nine Months Ended September 30,
	2018	2017
Claims and benefits payable, at beginning of period	$3,782.2	$3,301.2
Less: Reinsurance ceded and other	(3,193.3)	(2,718.2)
Net claims and benefits payable, at beginning of period	588.9	583.0
Acquired reserves as of Acquisition Date (1)	139.9	—
Incurred losses and loss adjustment expenses related to:
Current year	1,603.6	1,539.4
Prior years	(12.1)	(54.3)
Total incurred losses and loss adjustment expenses	1,591.5	1,485.1
Paid losses and loss adjustment expenses related to:
Current year	1,168.8	954.5
Prior years	398.6	327.8
Total paid losses and loss adjustment expenses	1,567.4	1,282.3
Net claims and benefits payable, at end of period	752.9	785.8
Plus: Reinsurance ceded and other	3,011.8	4,008.4
Claims and benefits payable, at end of period	$3,764.7	$4,794.2

(1)
Acquired reserves from TWG on May 31, 2018 (the Acquisition Date) include $420.5 million of gross claims and benefits payable and $280.6 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG from June 1, 2018 to September 30, 2018.

The Company experienced favorable development in both nine month periods presented in the roll forward table above. Global Housing and Global Lifestyle contributed $10.8 million and $45.6 million to the net favorable development during the nine months ended September 30, 2018 and 2017, respectively. Global Housing experienced unfavorable development from Hurricane Maria in 2018, partially offset by favorable development on non-catastrophe losses. Development on catastrophes was unfavorable by $13.3 million and favorable by $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding catastrophes, favorable development decreased for lender-placed homeowners products due to increased severity on fire claims associated with prior periods and an increase in losses related to the runoff of REO policies. Favorable development for Global Lifestyle decreased in the nine months ended September 30, 2018 from the comparable period in 2017 primarily from extended service contracts and credit insurance products. This reduction was attributable to changing mix of business and consideration of prior development trends. Certain of these contracts and products contain retrospective commission provisions that would result in offsetting underwriting, general and administrative increases or decrease in expense dependent on if the development were favorable or unfavorable. Assurant Health, subject to continuing

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

runoff, contributed $0.7 million in favorable development for the nine months ended September 30, 2018 compared to $8.2 million in the comparable 2017 period.

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

	Global Housing	Global Lifestyle	Global Preneed	Consolidated
Balance at December 31, 2017 (1)	$386.7	$392.8	$138.2	$917.7
Acquisitions (2)	—	1,408.0	—	1,408.0
Impairments (3)	(7.2)	—	—	(7.2)
Foreign currency translation and other	—	(5.8)	(0.2)	(6.0)
Balance at September 30, 2018	$379.5	$1,795.0	$138.0	$2,312.5

(1)	Net of $1.26 billion of accumulated impairment losses.

(2)	Refer to Note 4 for additional information on the TWG acquisition (including the application of measurement period adjustments during the three months ended September 30, 2018).

(3)	Refer to Note 20 for additional information on the impairment loss on the mortgage solutions business.
VOBA and Other Intangible Assets
VOBA and Other intangible assets were $3,905.5 million and $642.8 million, respectively, at September 30, 2018 and $24.4 million and $288.6 million, respectively, at December 31, 2017. The increases reflect the additions from the TWG acquisition. The following table shows the preliminary purchase price allocation to VOBA and other intangible assets, including the effect of measurement period adjustments to provisional estimates as described in Note 4, and the related estimated useful lives.

	Amount	Estimated Useful Life
VOBA	$4,048.0	9 years

Finite life:
Distribution network	390.3	15 years
Technology based intangibles	57.4	9 years
Total finite life other intangible assets	447.7
Indefinite life:
Licenses	$11.6	Indefinite
Total other intangible assets	$459.3

Total amortization of VOBA for the three months ended September 30, 2018 and 2017 was $107.2 million and $1.9 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $145.2 million and $6.0 million, respectively. Total amortization of other intangible assets for the three months ended September 30, 2018 and 2017 was $19.0 million and $16.9 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $58.1 million and $53.2 million, respectively. At September 30, 2018, the estimated amortization of VOBA and other intangible assets for the remainder of 2018, the next five years and thereafter is as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	VOBA			Other Intangible Assets (With Finite Lives)
	Related to TWG Acquisition	Other	Total	Related to TWG Acquisition	Other	Total
October 1 - December 31, 2018	$104.5	$1.8	$106.3	$4.1	$14.4	$18.5
2019	511.4	6.6	518.0	19.4	42.1	61.5
2020	629.6	6.3	635.9	27.6	35.7	63.3
2021	703.2	0.8	704.0	31.3	26.5	57.8
2022	768.5	0.7	769.2	35.0	17.0	52.0
2023	777.9	0.6	778.5	36.2	11.6	47.8
Thereafter	391.4	2.2	393.6	287.8	40.4	328.2
Total	$3,886.5	$19.0	$3,905.5	$441.4	$187.7	$629.1

12. Debt
As of September 30, 2018, the Company had $2.00 billion of outstanding debt. In addition to the debt issuances described below, we have $350.0 million in senior notes due 2023 and $375.0 million in senior notes due 2034, as well as a $450.0 million senior revolving credit facility, under which no borrowings have been made.
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
Interest on the 2021 Senior Notes is payable quarterly in March, June, September and December of each year, beginning in June 2018. Interest on the 2023 Senior Notes and 2028 Senior Notes is payable semi-annually in March and September of each year, beginning in September 2018. The interest rate payable on any series of the Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. or S&P Global Inc. downgrades the credit rating assigned to such series of Senior Notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the Senior Notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Subordinated Notes: In March 2018, the Company issued subordinated notes due March 2048 with principal amount of $400.0 million (the “Subordinated Notes” and, together with the 2021 Senior Notes, 2023 Senior Notes and the 2028 Senior Notes, the “Notes”) which bear interest from March 2018 to March 2028, at an annual rate of 7.00%, payable semi-annually in March and September of each year, beginning in September 2018 and ending in March 2028. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly in March, June, September and December of each year, beginning in June 2028. The Company may redeem the Subordinated Notes, in whole but not in part, at any time on or after March 2028 and prior to maturity at a redemption price set forth in the subordinated notes indenture, dated March 27, 2018 (the "Subordinated Notes Indenture"). At any time prior to March 2028, the Subordinated Notes will be redeemable in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the Subordinated Notes Indenture. In addition, the Company has the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the Subordinated Notes Indenture. At any time when the Company has given notice of its election to defer interest payments on the Subordinated Notes, the Company generally may not make payments on or redeem or purchase any shares of the Company’s capital stock or any of its debt securities or guarantees that rank upon our liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
The net proceeds from the sale of the Notes were $1.29 billion, after deducting the underwriting discounts and offering expenses. The Company used the proceeds from the Notes together with the proceeds from the issuance of its 6.50% Series D mandatory convertible preferred stock (“MCPS”), available cash on hand at closing and common stock consideration, to fund the TWG acquisition and pay related fees and expenses. A portion of the aggregate proceeds was used to repay the $350.0 million 2.50% senior notes upon maturity in March 2018.
Term Loan and Bridge Loan Facilities
In March 2018, the commitments under the Company's $1.50 billion senior unsecured bridge loan facility were terminated. In May 2018, the commitments under the Company's senior unsecured term loan facility were terminated. During the three and nine months ended September 30, 2018, the Company incurred $0.2 million and $9.8 million, respectively, of expense related to the amortization of costs capitalized in connection with such facilities.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through OCI. The deferred gain will be recognized as a reduction in interest expense related to the 2023 Senior Notes, 2028 Senior Notes and the Subordinated Notes on an effective yield basis. The amortization of the deferred gain for the nine months ended September 30, 2018 was $1.6 million. The remaining deferred gain as of September 30, 2018 was $25.1 million. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the nine months ended September 30, 2018.
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
13. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes):

	Three Months Ended September 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2018	$(355.4)	$266.2	$20.9	$13.0	$(82.6)	$(137.9)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Change in accumulated other comprehensive (loss) income before reclassifications	4.8	(51.0)	0.5	(0.5)	—	(46.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.0	(0.4)	—	0.8	4.4
Net current-period other comprehensive income (loss)	4.8	(47.0)	0.1	(0.5)	0.8	(41.8)
Cumulative effect of change in accounting principles (1)	0.1	96.0	—	3.9	(18.0)	82.0
Balance at September 30, 2018	$(350.5)	$315.2	$21.0	$16.4	$(99.8)	$(97.7)

	Three Months Ended September 30, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2017	$(284.6)	$565.6	$—	$18.8	$(62.9)	$236.9
Change in accumulated other comprehensive (loss) income before reclassifications	27.6	(4.2)	—	(1.0)	—	22.4
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.5)	—	—	0.6	(2.9)
Net current-period other comprehensive income (loss)	27.6	(7.7)	—	(1.0)	0.6	19.5
Balance at September 30, 2017	$(257.0)	$557.9	$—	$17.8	$(62.3)	$256.4

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive (loss) income before reclassifications	(69.1)	(339.5)	22.1	(5.4)	—	(391.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.4	(1.1)	—	1.8	12.1
Net current-period other comprehensive (loss) income	(69.1)	(328.1)	21.0	(5.4)	1.8	(379.8)
Cumulative effect of change in accounting principles (1)	0.1	62.1	—	3.9	(18.0)	48.1
Balance at September 30, 2018	$(350.5)	$315.2	$21.0	$16.4	$(99.8)	$(97.7)

	Nine Months Ended September 30, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$—	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive (loss) income before reclassifications	65.1	112.9	—	(2.8)	—	175.2
Amounts reclassified from accumulated other comprehensive (loss) income	—	(14.3)	—	—	0.9	(13.4)
Net current-period other comprehensive income (loss)	65.1	98.6	—	(2.8)	0.9	161.8
Balance at September 30, 2017	$(257.0)	$557.9	$—	$17.8	$(62.3)	$256.4

(1)	See Note 3 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2018	2017
Net unrealized losses (gains) on securities	$5.1	$(5.3)	Net realized gains on investments, excluding other-than-temporary impairment losses
	(1.1)	1.8	Provision for income taxes
	$4.0	$(3.5)	Net of tax
Unrealized gains on derivative transactions	$(0.5)	$—	Interest Expense
	0.1	—	Provision for income taxes
	$(0.4)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.7	$0.9	(1)
Settlement gain	0.4	—	(1)
	1.1	0.9	Total before tax
	(0.3)	(0.3)	Provision for income taxes
	$0.8	$0.6	Net of tax
Total reclassifications for the period	$4.4	$(2.9)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2018	2017
Net unrealized losses (gains) on securities	$14.5	$(22.0)	Net realized gains on investments, excluding other-than-temporary impairment losses
	(3.1)	7.7	Provision for income taxes
	$11.4	$(14.3)	Net of tax
Unrealized gains on derivative transactions	$(1.4)	$—	Interest Expense
	0.3	—	Provision for income taxes
	$(1.1)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.9	$2.0	(1)
Settlement gain	0.4	(0.6)	(1)
	2.3	1.4	Total before tax
	(0.5)	(0.5)	Provision for income taxes
	$1.8	$0.9	Net of tax
Total reclassifications for the period	$12.1	$(13.4)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 17 - Retirement and Other Employee Benefits for additional information.

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
Restricted Stock Units
The following table shows a summary of RSU activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RSU compensation expense	$10.9	$6.3	$24.7	$17.1
Income tax benefit	(1.9)	(2.2)	(4.2)	(6.0)
RSU compensation expense, net of tax	$9.0	$4.1	$20.5	$11.1
RSUs granted	91,579	31,720	513,408	236,919
Weighted average grant date fair value per unit	$103.41	$103.64	$92.92	$99.77
Total fair value of vested RSUs	$3.5	$2.4	$22.3	$26.2

As of September 30, 2018, there was $36.7 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PSU compensation expense	$6.1	$4.9	$13.4	$5.0
Income tax benefit	(0.8)	(1.7)	(2.1)	(1.7)
PSU compensation expense, net of tax	$5.3	$3.2	$11.3	$3.3
PSUs granted	164,957	336	164,957	237,959
Weighted average grant date fair value per unit	$123.51	$112.32	$123.51	$112.32
Total fair value of vested PSUs	$1.9	$0.3	$27.5	$29.7

Portions of the compensation expense recorded in prior years were reversed in the three and nine months ended September 30, 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of September 30, 2018, there was $29.3 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.9 year.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2018 and 2017 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the nine months ended September 30, 2018 and 2017 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

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

15. Equity Transactions
Stock Repurchase
During the nine months ended September 30, 2018, the Company repurchased 783,610 shares of the Company's outstanding common stock at a cost of $83.2 million, exclusive of commissions, leaving $210.3 million remaining under the total repurchase authorization as of September 30, 2018. The Company repurchased 2,535,457 shares of the Company’s outstanding common stock at a cost of $250.5 million during the nine months ended September 30, 2017, exclusive of commissions.
On November 5, 2018, the Board of Directors authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock.
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
Each outstanding share of MCPS will convert automatically on March 15, 2021 (the "mandatory conversion date") into between 0.9354 and 1.1225 shares of common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to customary anti-dilution adjustments. The number of shares of the common stock issuable on conversion of the MCPS will be determined based on the average volume weighted average price per share of the Company's common stock over the 20 consecutive trading day period preceding the mandatory conversion date. At any time prior to March 2021, holders may elect to convert each share of the MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the certificate of designations of the MCPS.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million and $9.5 million for the three and nine months ended September 30, 2018, respectively. We may pay dividends in cash or, subject to certain limitations, in shares of the Company's common stock, or in any combination of cash and shares of common stock in March, June, September and December of each year, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration by the Company

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions.
16. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) shares issuable upon conversion of the MCPS using the if-converted method. Refer to Note 14 - Stock Based Compensation and Note 15 - Equity Transactions for further information regarding potential common share issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income	$53.0	$(57.3)	$226.0	$206.7
Less: Preferred stock dividends	(4.7)	—	(9.5)	—
Net income attributable to common stockholders	48.3	(57.3)	216.5	206.7
Less: Common stock dividends paid	(35.5)	(28.8)	(96.1)	(88.8)
Undistributed earnings	$12.8	$(86.1)	$120.4	$117.9
Denominator
Weighted average shares outstanding used in basic earnings per share	63,621,184	54,524,874	57,988,570	55,096,933
Incremental common shares from:
PSUs	179,163	—	205,370	312,275
ESPP	—	—	—	43
MCPS	—	—	—	—
Weighted average shares used in diluted earnings per share calculations	63,800,347	54,524,874	58,193,940	55,409,251
Earnings per common share - Basic
Distributed earnings	$0.56	$0.53	$1.66	$1.61
Undistributed earnings	0.20	(1.58)	2.07	2.14
Net income attributable to common stockholders	$0.76	$(1.05)	$3.73	$3.75
Earnings per common share - Diluted (1)
Distributed earnings	$0.56	$0.53	$1.65	$1.60
Undistributed earnings	0.20	(1.58)	2.07	2.13
Net income attributable to common stockholders	$0.76	$(1.05)	$3.72	$3.73

(1)	In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.
Average PSUs totaling 69,624 for the three months ended September 30, 2018, and 31,363 and 68,439 for the nine months ended September 30, 2018 and 2017, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,715,438 and 2,161,123 for the three and nine months ended September 30, 2018 were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

17. Retirement and Other Employee Benefits
The components of net periodic benefit cost for the Company’s qualified pension benefits plan, nonqualified pension benefits plan and retirement health benefits plan for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2018	2017 Plan 1	2017 Plan 2	2018	2017	2018	2017
Interest cost	$5.9	$2.5	$3.2	$0.7	$0.7	$0.8	$0.9
Expected return on plan assets	(9.0)	(5.4)	(6.7)	—	—	(0.5)	(0.8)
Amortization of net loss	0.3	—	0.4	0.4	0.5	—	—
Settlement loss	—	—	—	0.4	—	—	—
Net periodic benefit cost	$(2.8)	$(2.9)	$(3.1)	$1.5	$1.2	$0.3	$0.1

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017 Plan 1	2017 Plan 2	2018	2017	2018	2017
Interest cost	$17.5	$8.3	$9.4	$2.1	$2.2	$2.5	$2.6
Expected return on plan assets	(27.2)	(17.6)	(20.3)	—	—	(1.6)	(2.3)
Amortization of net loss	0.7	—	1.0	1.2	1.1	—	—
Settlement loss (gain)	—	—	—	0.4	(0.7)	—	—
Net periodic benefit cost	$(9.0)	$(9.3)	$(9.9)	$3.7	$2.6	$0.9	$0.3

The Company's qualified and non-qualified pension benefit plans were frozen on March 1, 2016. Effective December 31, 2017 Assurant Pension Plan No. 1 ("Plan No. 1") and Assurant Pension Plan No. 2 ("Plan No. 2") were merged into the Assurant Pension Plan (the "Plan"). The expected long-term return on plan assets for 2018 is 4.75%, reflecting a decrease from 6.75% in 2017 due to the reallocation of plan assets through 2018. The Plan's funded status increased to $85.1 million at September 30, 2018 from $81.3 million (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2017. This equates to a 113% and 111% funded status at September 30, 2018 and December 31, 2017, respectively. No cash was contributed to the Plan during the first nine months of 2018. Due to the Plan's current funded status, no additional cash is expected to be contributed to the Plan over the remainder of 2018.
18. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $16.8 million and $18.1 million of letters of credit outstanding as of September 30, 2018 and December 31, 2017, respectively.
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
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. The state court began a hearing in July 2015 to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. In March 2017, the order of liquidation was granted. During the nine months ended September 30, 2018 and 2017, the Company accrued an additional $2.1 million and $0.8 million of expense, respectively, related to Penn Treaty due to a revised estimated total loss liability and had a net liability of $6.4 million as of September 30, 2018 for remaining obligations related to the insolvency.
19. Income Taxes
On December 22, 2017, the TCJA was signed into law implementing numerous changes to tax law including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning on or after January 1, 2018.  In accordance with Staff Accounting Bulletin 118 issued by the SEC in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. In connection with the initial analysis of the impact of the TCJA, the Company recorded a net discrete provisional tax benefit of $177.0 million as of December 31, 2017. During the three months ended September 30, 2018, the Company finalized the provisional adjustment, recording an expense of $1.5 million, to reduce its final net discrete benefit to $175.5 million. Similarly, the Company recorded a $0.5 million adjustment to increase the assumed provisional tax liability from the TWG acquisition to $6.5 million. Such adjustment was accounted for as a measurement period adjustment and therefore did not impact the consolidated statements of operations.
As disclosed in Note 2, Argentina's economy was classified as highly inflationary beginning July 1, 2018, changing the functional currency of our Argentina subsidiaries from the local currency to U.S. Dollars. When the functional currency is the reporting currency, deferred tax benefits resulting from the remeasurement of non-U.S. Dollar denominated monetary assets and liabilities cannot be recognized for accounting purposes. As a result, there was no tax benefit during the three and nine months ended September 30, 2018 related to the $17.9 million of net pre-tax losses from the classification of Argentina's economy as highly inflationary. During the nine months ended September 30, 2018, the Company recorded net tax benefits of $3.9 million in the Global Lifestyle segment, as a result of changes in estimates related to international taxes, and $5.7 million in the Corporate segment, as a result of the structuring of the combined Assurant and TWG legal entities. The benefits and expenses are reflected in the provision for income taxes line item in the consolidated statements of operations.
During the nine months ended September 30, 2017, the Company recorded net tax benefits of $9.6 million in the Global Lifestyle segment. The tax benefit was driven by two factors, including an international restructuring, in which there was a dividend and release of foreign tax credits which resulted in a future tax benefit of $6.2 million, as well as a reduction in a valuation allowance of $3.4 million for an international subsidiary due to improved outlook. The benefit for these future credits has been reflected within the provision for income taxes in the consolidated statements of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

20. Dispositions
On August 1, 2018, the Company sold its mortgage solutions business to Xome, an indirectly wholly owned subsidiary of WMIH Corp., for $36.7 million (comprised of $35.0 million cash consideration and $1.7 million working capital adjustment based on the terms of the agreement) and potential future payments based on revenue retention targets and certain types of new business. The sale includes Assurant Services, LLC and its wholly owned subsidiaries Assurant Field Services, Assurant Valuations Originations, Assurant Valuations Default and Assurant Title. The Company has entered into a transition services agreement to provide ongoing services for one year for fees approximating the cost of such services. During the nine months ended September 30, 2018, the Company recorded total pre-tax losses of $41.0 million, which include (i) a pre-tax impairment loss of $43.5 million for the period ended June 30, 2018 when comparing the net assets held for sale to the estimated fair value less selling costs prior to the close, partly offset by (ii) a net adjustment of $2.5 million for the three months ended September 30, 2018 to update for actual losses through the closing date. The loss is classified in underwriting, general and administrative expenses in the consolidated statements of operations.

21. Subsequent Event
Hurricane Michael
During October 2018, Hurricane Michael made landfall in Florida. At the time of this filing, the claims process continues and our current view of the pre-tax loss estimate is $75.0 million to $105.0 million, which is below the 2018 catastrophe reinsurance program per event retention of $120.0 million pre-tax. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions, and therefore, the estimate may change as additional information emerges. The fourth quarter 2018 will include losses from this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the annual audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2018 and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (this "Report").
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, as well as estimated reportable catastrophe losses, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:

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
General
As of September 30, 2018, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

•	Global Housing: provides lender-placed homeowners; manufactured housing and flood insurance; and renters insurance and related products (referred to as multifamily housing).

•
Global Lifestyle: provides mobile device protection and related services and extended service products and related services (referred to as Connected Living); vehicle protection services (referred to as Global Automotive) and credit insurance and other insurance (referred to as Financial Services).

•	Global Preneed: provides pre-funded funeral insurance.

•
Total Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company's frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group, Long-Term Care and the Assurant Employee Benefits businesses through reinsurance agreements, expenses related to the acquisition of The Warranty Group (see below), foreign exchange gains (losses) from remeasurement of monetary assets and liabilities, the loss on the sale of mortgage solutions and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed for comparability.

The following discussion covers the three and nine months ended September 30, 2018 (“Third Quarter 2018" and "Nine Months 2018") and the three and nine months ended September 30, 2017 (“Third Quarter 2017” and "Nine Months 2017").
Executive Summary
On May 31, 2018, the Company closed its acquisition of TWG Holdings Limited (“TWG Holdings,” and together with its subsidiaries, “TWG”), a Bermuda limited company and a global provider of protection plans and related programs. Our results of operations for the Nine Months 2018 included the results of operations from TWG for the period June 1, 2018 through September 30, 2018. For more information regarding the acquisition, see Note 4 to the Consolidated Financial Statements, included elsewhere in this Report.
On August 1, 2018, the Company sold its mortgage solutions business to Xome, an indirectly wholly owned subsidiary of WMIH Corp., for cash consideration of approximately $35.0 million and potential future payments based on performance. The sale includes all of Assurant’s mortgage solutions businesses consisting of title, valuations and field services. The disposition resulted in a total pre-tax loss of $41.0 million which was included in the consolidated statements of operations in Nine Months 2018. For more information on the sale, see Note 20 to the Consolidated Financial Statements, included elsewhere in this Report.
For Third Quarter 2018, consolidated net income attributable to common stockholders was $48.3 million compared with a net loss of $57.3 million for Third Quarter 2017. The increase in net income was primarily driven by lower reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums). Net income for Third Quarter 2018 included $67.7 million of after-tax reportable catastrophes compared to $191.8 million of after-tax reportable catastrophes in Third Quarter 2017. Reportable catastrophes in 2018 reflect a tax benefit at the new U.S. corporate tax rate of 21% in comparison to the 35% effective tax rate in 2017 as a result of the enactment of the TCJA, which adversely impacted results due to the prior year net loss. Net income for Third Quarter 2018 included $29.9 million in earnings contributions in Global Lifestyle from TWG. The increase was partially offset by $18.3 million of net losses from foreign exchange primarily related to the remeasurement of net monetary assets from our operations in Argentina.
Global Housing net income was $19.4 million for Third Quarter 2018 compared to a net loss of $110.3 million for Third Quarter 2017, primarily due to lower reportable catastrophes. Net income for Third Quarter 2018 included $66.6 million of after-tax reportable catastrophes related to wind and flood damage from Hurricane Florence in the Carolinas and an increase in reserves for claims on Hurricane Maria. This compares to $186.8 million in reportable catastrophes in the prior period. Results were adversely impacted by the year-over-year change in tax rate due to the prior year period net loss. Global Housing net income excluding reportable catastrophes also benefitted from the lower effective tax rate. Excluding reportable catastrophes and the impact of a lower effective tax rate, segment net income decreased primarily due to less favorable non-catastrophe loss experience and lower premiums in our lender-placed insurance business, partially offset by profitability in other specialty property offerings, including international dwelling, and growth in multifamily housing.
Net earned premiums and fees decreased $8.7 million, or 2%, to $521.6 million for Third Quarter 2018 from $530.3 million for Third Quarter 2017, primarily due to the sale of mortgage solutions. Excluding mortgage solutions, net earned premiums and fees increased approximately 9% due to the absence of catastrophe reinsurance reinstatement and other premiums (which are accounted for as reductions to premium) compared to the prior period and growth from other specialty property offerings such as commercial property and multifamily housing. The increase was partially offset by lower real-estate owned ("REO") volume and expected lower placement rates in our lender-placed insurance business.
For 2018, we expect Global Housing's net income, excluding reportable catastrophes, to increase after reflecting a lower effective tax rate of approximately 20% to 21%, with a portion of the tax savings to be reinvested for future growth, primarily in the second half of 2018. Net income, excluding reportable catastrophes, is expected to decrease before taking into account the lower effective tax rate. Further declines in our lender-placed insurance business are expected to drive the decrease, partially offset by continued profitable growth in our multifamily housing business. We expect additional savings from expense management efforts to be realized towards the end of 2018 and into 2019. Revenue is expected to contract from 2017 levels due to declines in our lender-placed insurance business and mortgage solutions business until its sale. Excluding mortgage solutions for the full year, revenue is expected to increase due to growth in multifamily housing, international and other specialty property products. Fourth quarter will also include losses from Hurricane Michael. For additional information, see Note 21 to the Consolidated Financial Statements, included elsewhere in this Report.
Global Lifestyle net income increased $33.3 million, or 78%, to $75.9 million for Third Quarter 2018 from $42.6 million for Third Quarter 2017, primarily due to $29.9 million in earnings contribution from TWG. Global Lifestyle net income for 2018 benefited modestly from the impact of a lower effective tax rate following the enactment of the TCJA compared to the prior period, which included a $9.6 million non-recurring tax benefit. Excluding the earnings contribution from TWG and the lower effective tax rate, Global Lifestyle net income increased due to growth from Connected Living as a result of new mobile business and expense management efforts within our extended service contracts business. This increase was partially offset by continued declines in Financial Services, primarily from expected discontinued partnerships.
Net earned premiums and fees increased $699.8 million, or 83%, to $1.54 billion for Third Quarter 2018 from $841.7 million for Third Quarter 2017, primarily due to the addition of $625.9 million of net earned premiums and fees from TWG. Excluding TWG, net earned premiums and fees increased due to organic growth in our Global Automotive business and new mobile protection programs, partially offset by lower mobile trade-in volumes. Foreign exchange volatility also reduced net earned premium and fees.
For 2018, we expect Global Lifestyle's net income to increase after reflecting contributions from TWG including operating synergies, a lower effective tax rate of approximately 22% to 24% and organic growth. A portion of the tax savings is to be reinvested for future growth, primarily in the second half of 2018. The tax rate may fluctuate based on geographic mix of income. Net income is expected to increase modestly before taking into account the lower effective tax rate and contributions from TWG. We expect profitable growth to be driven primarily by newly launched mobile programs, Global Automotive expansion and ongoing expense management efforts, partially offset by ongoing declines in Financial Services due to discontinued client partnerships in the second half of 2018. Net income may be impacted by foreign exchange volatility, notably from the impact of the Argentina highly inflationary designation. Mobile trade-in activity may vary based on the timing and availability of new smartphone introductions and carrier promotional activity. Revenue is expected to increase from worldwide growth in Connected Living and Global Automotive.
Global Preneed net income increased $4.5 million, or 37%, to $16.8 million for Third Quarter 2018 from $12.3 million in Third Quarter 2017 primarily due to the lower effective tax rate following the enactment of the TCJA. Excluding the impact of a lower effective tax rate, underlying results increased due to higher investment income and growth in the business.
Net earned premiums and fees increased $3.5 million, or 8%, to $48.1 million for Third Quarter 2018 from $44.6 million for Third Quarter 2017, driven by growth in pre-funded funeral policies in the U.S. and Canada, as well as prior period sales of the Final Need product.
For 2018, we expect Global Preneed's revenue and net income to increase modestly due to our alignment with market leaders, before taking into account recently enacted tax reform. Net income is expected to benefit from a lower effective tax rate of approximately 22%, with a portion of the tax savings to be reinvested for future growth, primarily in the second half of 2018.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets, our ability to manage our expenses and achieve expense savings and the severity and frequency of catastrophes. Our results will also depend on our ability to profitably grow our fee-based, capital-light businesses, including Connected Living and multifamily housing, as well as Global Automotive, and manage the pace of declines in placement rates in our lender-placed insurance business. In addition, our results will be impacted by our ability to integrate TWG. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, and fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” and “Item 7—MD&A—Critical Factors Affecting Results” in our 2017 Annual Report.
Management believes the Company will have sufficient liquidity to satisfy its needs over the next twelve months including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the nine months ended September 30, 2018, net cash provided by operating activities was $454.6 million; net cash used in investing activities totaled $1.90 billion and net cash provided by financing activities totaled $1.79 billion. We had

$1.31 billion in cash and cash equivalents as of September 30, 2018. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2017 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2017 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2018.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina's economy as highly inflationary, the functional currency of our Argentina subsidiaries changed from the local currency to U.S. Dollars. The subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities were subject to remeasurement for the period between July 1, 2018 and September 30, 2018 that resulted in $17.9 million of net losses that were reported through underwriting, general and administrative expenses, within the Consolidated Statements of Operations. Although we continue to evaluate the impact, we do not anticipate the ongoing remeasurement to have a material impact on our results of operations or financial condition when considering the foreign exchange volatility applied to the net monetary assets of our Argentina subsidiary.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,853.6	$1,073.1	$4,316.8	$3,238.7
Fees and other income	257.9	349.1	976.6	1,016.2
Net investment income	151.8	132.6	417.6	374.9
Net realized (losses) gains on investments	(5.7)	8.5	(16.6)	25.1
Amortization of deferred gains on disposal of businesses	12.7	23.1	46.2	83.5
Total revenues	2,270.3	1,586.4	5,740.6	4,738.4
Benefits, losses and expenses:
Policyholder benefits	680.9	682.2	1,586.1	1,456.6
Amortization of deferred acquisition costs and value of business acquired	750.6	332.5	1,560.2	993.7
Underwriting, general and administrative expenses	736.5	667.1	2,229.7	1,964.7
Interest expense	26.5	12.2	74.0	37.2
Total benefits, losses and expenses	2,194.5	1,694.0	5,450.0	4,452.2
Income (loss) before provision (benefit) for income taxes	75.8	(107.6)	290.6	286.2
Provision (benefit) for income taxes	22.8	(50.3)	64.6	79.5
Net income (loss)	53.0	(57.3)	226.0	206.7
Less: Preferred stock dividends	(4.7)	—	(9.5)	—
Net income (loss) attributable to common stockholders	$48.3	$(57.3)	$216.5	$206.7

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net Income (Loss) Attributable to Common Stockholders
Consolidated net income attributable to common stockholders was $48.3 million for Third Quarter 2018 compared to a net loss of $57.3 million for Third Quarter 2017. The increase in net income was primarily driven by lower reportable catastrophes. Net income for Third Quarter 2018 included $67.7 million of after-tax reportable catastrophes compared to $191.8 million of after-tax reportable catastrophes in Third Quarter 2017. Reportable catastrophes in 2018 reflect a tax benefit at 21% as compared to 35% in 2017 as a result of the enactment of the TCJA and therefore, the change in tax rate negatively impacted results year over year due to the prior period loss. Net income excluding reportable catastrophes benefited from the aforementioned lower effective tax rate and our Global Lifestyle business, which included $29.9 million in earnings contributions from TWG. The increase was partially offset by $18.3 million of net losses from foreign exchange primarily related to the remeasurement of net monetary assets from our operations in Argentina, an unfavorable change in net realized gains (losses), additional interest expense from acquisition related financing, lower earnings contributions from our Global Housing business and an increase in expenses related to the integration of TWG.
For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $9.8 million, or 5%, to $216.5 million for Nine Months 2018, compared to $206.7 million for Nine Months 2017. The increase in net income was primarily driven by lower reportable catastrophes, partially offset by other items described below. Net income for Nine Months 2018 included $74.1 million of after-tax reportable catastrophes compared to $192.4 million of after-tax reportable catastrophes in Nine Months

2017. Reportable catastrophes in 2018 reflect a tax benefit at 21% as compared to 35% in 2017 as a result of the enactment of the TCJA. Net income excluding reportable catastrophes benefited from the impact of the aforementioned lower effective tax rate and our Global Lifestyle business, which included $39.3 million in earnings contributions from TWG. The increase was partially offset by a $58.6 million increase in after-tax net acquisition and integration expenses related to the TWG acquisition, a $32.4 million after-tax loss on the sale of our mortgage solutions business, an unfavorable change in net realized gains (losses), lower amortization of deferred gains associated with the sale of Assurant Employee Benefits, $14.5 million of net losses from foreign exchange, primarily related to the remeasurement of net monetary assets from our operations in Argentina, and an increase in interest expense related to acquisition related financing.

Global Housing
Overview
The table below presents information regarding Global Housing’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$463.0	$423.0	$1,349.1	$1,301.8
Fees and other income	58.6	107.3	238.1	310.4
Net investment income	17.1	23.6	53.2	59.6
Total revenues	538.7	553.9	1,640.4	1,671.8
Benefits, losses and expenses:
Policyholder benefits	264.8	436.7	621.1	788.2
Amortization of deferred acquisition costs and value of business acquired	51.2	49.7	151.2	147.4
Underwriting, general and administrative expenses	198.7	235.0	662.9	723.2
Total benefits, losses and expenses	514.7	721.4	1,435.2	1,658.8
Segment income (loss) before provision (benefit) for income taxes	24.0	(167.5)	205.2	13.0
Provision (benefit) for income taxes	4.6	(57.2)	42.0	5.2
Segment net income (loss)	$19.4	$(110.3)	$163.2	$7.8
Net earned premiums, fees and other:
Lender-placed insurance	$288.9	$299.2	$867.1	$910.7
Multifamily housing	103.4	93.5	300.9	269.2
Mortgage solutions	17.3	67.3	116.1	197.9
Manufactured housing and other	112.0	70.3	303.1	234.4
Total	$521.6	$530.3	$1,587.2	$1,612.2
Ratio:
Combined ratio for risk-based businesses (1)	103.4%	154.9%	91.7%	107.5%

(1)
The combined ratio for risk-based businesses is equal to total policyholder benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums and fees and other income for lender-placed and manufactured housing and other risk-based businesses.

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net Income (Loss)
Segment net income was $19.4 million for Third Quarter 2018 compared to a net loss of $110.3 million for Third Quarter 2017, primarily due to lower reportable catastrophes, partially offset by other items described below. Segment income for Third Quarter 2018 included $66.6 million of after-tax reportable catastrophes, primarily from Hurricane Florence, compared to $186.8 million of after-tax reportable catastrophes in Third Quarter 2017, primarily from Hurricanes Harvey, Irma and Maria, and the Mexico City earthquake. Reportable catastrophes in 2018 reflect a tax benefit at 21% as compared to 35% in 2017 as a result of the enactment of the TCJA and therefore, the change in tax rate negatively impacted results year over year due to the prior period loss. Segment net income excluding reportable catastrophes decreased due to less favorable non-catastrophe loss experience in lender-placed insurance, the ongoing declines in placement rates and REO volume from our lender-placed insurance business and lower net investment income driven by lower income from real estate joint venture partnerships, partially offset by increased profitability in specialty property products, including international dwelling, and growth in multifamily housing.
Total Revenues
Total revenues decreased $15.2 million, or 3%, to $538.7 million for Third Quarter 2018 from $553.9 million for Third Quarter 2017. Net earned premiums increased $40.0 million, or 9%, primarily due to lower reinsurance reinstatement and other premiums related to 2017 catastrophes, additional premiums from new commercial property and liability business and multifamily housing growth from renters insurance. The increase was partially offset by lower volumes from our REO insurance product and ongoing declines in placement rates from our lender placed insurance business. Fees and other income decreased $48.7 million, or 45%, primarily due to the sale of our mortgage solutions business on August 1, 2018. Investment income decreased $6.5 million, or 28%, primarily due to lower income from real estate joint venture partnerships.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $206.7 million, or 29%, to $514.7 million for Third Quarter 2018 from $721.4 million for Third Quarter 2017. Total policyholder benefits decreased $171.9 million, or 39%, primarily due to a $179.4 million decrease in net reportable catastrophe losses partially offset by a reduction in favorable non-catastrophe loss experience from our lender-placed insurance business. Reportable catastrophe losses include only individual catastrophic events that impact the Company in excess of $5.0 million, pre-tax and net of reinsurance. Underwriting, general and administrative expenses decreased $36.3 million, or 15%, primarily due to a decrease in expenses related to the sale of our mortgage solutions business on August 1, 2018, partially offset by an increase in commission expense for our new commercial property and liability business and higher information technology expenses.
For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net Income
Segment net income increased $155.4 million to $163.2 million for Nine Months 2018 from $7.8 million for Nine Months 2017, primarily due to lower reportable catastrophes. Segment income for Nine Months 2018 included $74.3 million of after-tax reportable catastrophes, mainly from Hurricane Florence, compared to $187.4 million of after-tax reportable catastrophes for Nine Months 2017. Reportable catastrophes in 2018 reflect a tax benefit at 21% as compared to 35% in 2017 as a result of the enactment of the TCJA. Segment net income excluding reportable catastrophes benefited from the aforementioned lower effective tax rate and growth in multifamily housing and other specialty property casualty products, including international dwelling, partially offset by the ongoing declines in placement rates in our lender-placed insurance business and lower REO volumes.
Total Revenues
Total revenues decreased $31.4 million, or 2%, to $1.64 billion for Nine Months 2018 from $1.67 billion for Nine Months 2017. Net earned premiums increased $47.3 million, or 4%, primarily due to lower reinsurance reinstatement and other premiums related to 2017 catastrophes, multifamily housing growth from renters insurance, additional premiums from new commercial property and liability business, lower ceded premiums in manufactured housing and continued growth in our international housing business. The increase was partially offset by lower volumes from our REO insurance product and the ongoing declines in placement rates in our lender-placed insurance business. Fees and other income decreased $72.3 million, or 23%, primarily due to the sale of our mortgage solutions business on August 1, 2018. Investment income decreased $6.4 million, or 11%, primarily due to lower income from real estate joint venture partnerships.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $223.6 million, or 13%, to $1.44 billion for Nine Months 2018 from $1.66 billion for Nine Months 2017. Total policyholder benefits decreased $167.1 million, or 21%, primarily due to a $174.5 million decrease in net reportable catastrophe losses, partially offset by higher non-catastrophe loss experience from our multifamily housing business. Underwriting, general and administrative expenses decreased $60.3 million, or 8%, primarily due to a decrease in expenses resulting from the sale of our mortgage solutions business on August 1, 2018, partially offset by higher information technology expenses.

Global Lifestyle
Overview
The table below presents information regarding Global Lifestyle’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,376.0	$636.0	$2,923.9	$1,887.8
Fees and other income	165.5	205.7	638.3	594.8
Net investment income	54.7	33.1	123.4	86.0
Total revenues	1,596.2	874.8	3,685.6	2,568.6
Benefits, losses and expenses:
Policyholder benefits	352.2	190.6	773.1	517.3
Amortization of deferred acquisition costs and value of business acquired	681.5	266.1	1,357.4	800.7
Underwriting, general and administrative expenses	463.0	371.9	1,298.4	1,067.2
Total benefits, losses and expenses	1,496.7	828.6	3,428.9	2,385.2
Segment income before provision for income taxes	99.5	46.2	256.7	183.4
Provision for income taxes	23.6	3.6	56.9	48.2
Segment net income	$75.9	$42.6	$199.8	$135.2
Net earned premiums, fees and other:
Global connected living (mobile, service contracts and assistance services)	$735.3	$543.0	$1,966.7	$1,568.6
Global automotive	679.6	188.0	1,243.3	571.0
Global financial services	126.6	110.7	352.2	343.0
Total	$1,541.5	$841.7	$3,562.2	$2,482.6
Net earned premiums, fees and other:
Domestic	$1,098.8	$534.5	$2,414.5	$1,570.0
International	442.7	307.2	1,147.7	912.6
Total	$1,541.5	$841.7	$3,562.2	$2,482.6
Ratios:
Combined ratio for risk-based businesses (1)	97.2%	99.2%	97.4%	96.2%
Pre-tax income margin for fee-based, capital-light businesses (2)	5.3%	3.8%	6.7%	5.7%

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

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net Income
Segment net income increased $33.3 million, or 78%, to $75.9 million for Third Quarter 2018 from $42.6 million for Third Quarter 2017, benefitting mainly from TWG, which contributed $29.9 million of income. Third Quarter 2018 also benefitted modestly from a lower effective tax rate following the enactment of the TCJA compared to Third Quarter 2017, which included a $9.6 million nonrecurring income tax benefit. Additionally, segment income for Third Quarter 2018 included $1.1 million of after-tax reportable catastrophes, mainly from Hurricane Florence, compared to $5.0 million of after-tax reportable catastrophes for Third Quarter 2017. Excluding the impact of these items, segment net income increased primarily due to increased income from our Connected Living business, which was primarily driven by growth from recently launched mobile programs and expense management efforts, partially offset by the continued declines in Financial Services, primarily from expected discontinued partnerships.

Total Revenues
Total revenues increased $721.4 million, or 82%, to $1.60 billion for Third Quarter 2018 from $874.8 million for Third Quarter 2017. The increase in total revenue was largely attributed to additional net earned premiums, fee and other income and net investment income from TWG of $652.0 million for Third Quarter 2018. Excluding the impact of TWG, net earned premiums increased $106.7 million, or 17%, primarily due to growth from our Global Automotive business, mainly from our third-party administrator distribution channel, as well as increased revenue from our Connected Living business due to growth from recently launched mobile programs, partially offset by the unfavorable impact of foreign exchange translation. Excluding the impact of TWG, fees and other income decreased $32.8 million, or 16%, primarily driven by lower mobile trade-in volume. Excluding the impact of TWG, net investment income decreased $4.5 million, or 14%, primarily due to lower income from real estate joint venture partnerships.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $668.1 million, or 81%, to $1.50 billion for Third Quarter 2018 from $828.6 million for Third Quarter 2017. The increase in total benefits, losses and expenses was primarily due to TWG. Excluding the impact of TWG, policyholder benefits increased $8.3 million, or 4%, primarily due to growth from our global mobile protection and Global Automotive businesses. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $40.6 million, or 15%, primarily due to growth in our domestic automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $6.0 million, or 2%, primarily due to the growth in our Global Automotive business and in our international mobile business, partially offset by lower volumes in our domestic repair and logistics mobile programs.
For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net Income
Segment net income increased $64.6 million, or 48%, to $199.8 million for Nine Months 2018 from $135.2 million for Nine Months 2017, primarily due to $39.3 million in earnings contribution from TWG and the impact of a lower effective tax rate following the enactment of the TCJA, partially offset by nonrecurring income tax benefits in the prior year period. Excluding the impact of these items, segment net income increased mainly due to increased income from our Connected Living business, which was mostly driven by growth from mobile programs launched in 2017 and continued growth in existing mobile programs. The increase was partially offset by lower results from our mobile repair and logistics business, the continued runoff of our credit insurance products in our Financial Services business and $7.5 million of after-tax income from one-time client recoverables included in the prior year period.
Total Revenues
Total revenues increased $1.12 billion, or 43%, to $3.69 billion for Nine Months 2018 from $2.57 billion for Nine Months 2017. The increase was primarily attributable to TWG. Excluding the impact of TWG, net earned premiums increased $221.0 million, or 12%, mostly driven by increased revenue from our Connected Living business, due to growth from existing and recently launched mobile programs, as well as growth from our Global Automotive business. This increase was partially offset by foreign exchange volatility. Excluding the impact of TWG, fees and other income increased $30.1 million, or 5%, primarily driven by growth from recently launched mobile programs, partially offset by a decrease from our mobile repair and logistics business due to lower domestic volumes and average selling price. Excluding the impact of TWG, net investment income was consistent year over year.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $1.04 billion, or 44%, to $3.43 billion for Nine Months 2018 from $2.39 billion for Nine Months 2017. The increase in total benefits, losses and expenses was primarily due to TWG. Excluding the impact of TWG, policyholder benefits increased $51.4 million, or 10%, primarily due to growth from our global mobile protection and Global Automotive businesses. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $68.2 million, or 9%, primarily driven by growth from our Global Automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $111.1 million, or 10%, primarily due to growth from our global mobile programs and Global Automotive business.

Global Preneed
Overview
The table below presents information regarding Global Preneed’s segment results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$14.6	$14.0	$43.4	$43.8
Fees and other income	33.5	30.6	97.8	91.3
Net investment income	70.1	66.4	203.8	195.6
Total revenues	118.2	111.0	345.0	330.7
Benefits, losses and expenses:
Policyholder benefits	64.5	62.6	196.2	190.7
Amortization of deferred acquisition costs and value of business acquired	17.9	16.7	51.6	45.6
Underwriting, general and administrative expenses	14.4	13.3	44.4	42.5
Total benefits, losses and expenses	96.8	92.6	292.2	278.8
Segment income before provision for income taxes	21.4	18.4	52.8	51.9
Provision for income taxes	4.6	6.1	11.5	16.9
Segment net income	$16.8	$12.3	$41.3	$35.0
For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net Income
Segment net income increased $4.5 million, or 37%, to $16.8 million in Third Quarter 2018 from $12.3 million in Third Quarter 2017, primarily due to a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, Global Preneed net income increased due to an increase in investment income as a result of an increase in invested assets consistent with the growth of the domestic preneed business and higher yields.
Total Revenues
Total revenues increased $7.2 million, or 6%, to $118.2 million for Third Quarter 2018 from $111.0 million for Third Quarter 2017. Fees and other income increased $2.9 million, or 9%, primarily due to growth in the U.S. business. Net investment income increased $3.7 million, or 6%, primarily due to an increase in invested assets and higher yields.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $4.2 million, or 5%, to $96.8 million for Third Quarter 2018 from $92.6 million for Third Quarter 2017, primarily due to an increase in information technology expenses and growth in the domestic preneed business.
For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net Income
Segment net income increased $6.3 million, or 18%, to $41.3 million in Nine Months 2018 from $35.0 million in Nine Months 2017, primarily due to a lower effective tax rate following the enactment of the TCJA. Absent the lower effective tax rate, Global Preneed net income increased due to an increase in investment income as a result of an increase in invested assets consistent with the growth of the domestic preneed business and higher yields, partially offset by an increase in information technology expenses.

Total Revenues
Total revenues increased $14.3 million, or 4%, to $345.0 million for Nine Months 2018 from $330.7 million for Nine Months 2017. Fees and other income increased $6.5 million, or 7%, primarily due to growth in the U.S. business and the final need product as well as favorable impact of foreign exchange. Net investment income increased $8.2 million, or 4%, due to an increase in invested assets in line with the growth of the domestic preneed business and higher yields.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $13.4 million, or 5%, to $292.2 million for Nine Months 2018 from $278.8 million for Nine Months 2017, primarily due to growth in the preneed business, an increase in benefits on policies in runoff pegged to the consumer price index and increased information technology expense.

Total Corporate and Other
The tables below present information regarding the Total Corporate and Other segment’s results of operations:

	For the Three Months Ended September 30,
	2018			2017
	Corporate and Other	Health	Total Corporate and Other	Corporate and Other	Health	Total Corporate and Other
Revenues:
Net earned premiums	$—	$—	$—	$—	$0.1	$0.1
Fees and other income	0.2	0.1	0.3	4.5	1.0	5.5
Net investment income	9.3	0.6	9.9	8.6	0.9	9.5
Net realized (losses) gains on investments	(5.7)	—	(5.7)	8.5	—	8.5
Amortization of deferred gains on disposal of businesses	12.7	—	12.7	23.1	—	23.1
Total revenues	16.5	0.7	17.2	44.7	2.0	46.7
Benefits, losses and expenses:
Policyholder benefits	—	(0.6)	(0.6)	—	(7.7)	(7.7)
General and administrative expenses	59.1	1.3	60.4	38.2	8.7	46.9
Interest expense	26.5	—	26.5	12.2	—	12.2
Total benefits, losses and expenses	85.6	0.7	86.3	50.4	1.0	51.4
Segment (loss) income before (benefit) provision for income taxes	(69.1)	—	(69.1)	(5.7)	1.0	(4.7)
(Benefit) provision for income taxes	(9.8)	(0.2)	(10.0)	(3.7)	0.9	(2.8)
Segment net (loss) income	(59.3)	0.2	(59.1)	(2.0)	0.1	(1.9)
Less: Preferred stock dividends	(4.7)	—	(4.7)	—	—	—
Net (loss) income attributable to common stockholders	$(64.0)	$0.2	$(63.8)	$(2.0)	$0.1	$(1.9)

	For the Nine Months Ended September 30,
	2018			2017
	Corporate and Other	Health	Total Corporate and Other	Corporate and Other	Health	Total Corporate and Other
Revenues:
Net earned premiums	$—	0.4	0.4	$—	$5.3	$5.3
Fees and other income	2.0	0.4	2.4	16.3	3.4	19.7
Net investment income	34.9	2.3	37.2	28.0	5.7	33.7
Net realized (losses) gains on investments	(16.6)	—	(16.6)	25.1	—	25.1
Amortization of deferred gains on disposal of businesses	46.2	—	46.2	83.5	—	83.5
Total revenues	66.5	3.1	69.6	152.9	14.4	167.3
Benefits, losses and expenses:
Policyholder benefits	—	(4.3)	(4.3)	—	(39.6)	(39.6)
General and administrative expenses	219.5	4.5	224.0	95.7	36.1	131.8
Interest expense	74.0	—	74.0	37.2	—	37.2
Total benefits, losses and expenses	293.5	0.2	293.7	132.9	(3.5)	129.4
Segment (loss) income before (benefit) provision for income taxes	(227.0)	2.9	(224.1)	20.0	17.9	37.9
(Benefit) provision for income taxes	(46.3)	0.5	(45.8)	2.8	6.4	9.2
Segment net (loss) income	(180.7)	2.4	(178.3)	17.2	11.5	28.7
Less: Preferred stock dividends	(9.5)	—	(9.5)	—	—	—
Net (loss) income attributable to common stockholders	$(190.2)	$2.4	$(187.8)	$17.2	$11.5	$28.7
Corporate and Other
For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net Loss Attributable to Common Stockholders
Results for Corporate and Other decreased $62.0 million to a net loss attributable to common stockholders of $64.0 million for Third Quarter 2018 from a net loss attributable to common stockholders of $2.0 million for Third Quarter 2017. The decrease was primarily due to $18.3 million of net losses from foreign exchange mostly related to the remeasurement of net monetary assets from our operations in Argentina, additional interest expense and preferred stock dividends from TWG acquisition related financing and net realized investment losses compared to investment gains in Third Quarter 2017. The decrease in net income was also driven by an increase in expenses related to the integration of TWG and lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Revenues
Total revenues decreased $28.2 million, or 63%, to $16.5 million for Third Quarter 2018 from $44.7 million for Third Quarter 2017. The decrease included a $14.2 million unfavorable change in net realized gains (losses) on investments mostly driven by fixed income securities that were sold at a net loss in 2018 as compared to a net gain in 2017 due to an increase in interest rates and a $10.4 million reduction in amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits. Additionally, the decrease was due to lower fee and other income mostly driven by a reduction in transitional services provided in connection with the sale of Assurant Employee Benefits.
Total Expenses
Total expenses increased $35.2 million, or 70%, to $85.6 million for Third Quarter 2018 from $50.4 million for Third Quarter 2017. The increase was primarily related to $18.3 million of net losses from foreign exchange mostly related to the remeasurement of net monetary assets from our operations in Argentina and $14.3 million of additional interest expense from acquisition related financing. The increase in expenses was also due to $10.1 million of integration expenses related to the TWG acquisition that were partially offset by a reduction in expenses associated with the lower transitional services provided in connection with the sale of Assurant Employee Benefits.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net (Loss) Income Attributable to Common Stockholders
Corporate and Other net loss attributable to common stockholders was $190.2 million for Nine Months 2018 compared to net income attributable to common stockholders of $17.2 million for Nine Months 2017. The decrease was primarily driven by a $58.6 million increase in after-tax net charges related to the TWG acquisition, $32.4 million after-tax net loss on the sale of our mortgage solutions business and an unfavorable change in net realized gains (losses). The decrease was also attributed to lower amortization of deferred gains primarily associated with Assurant Employee Benefits, additional interest expense from acquisition related financing and $14.5 million of net losses from foreign exchange primarily related to the remeasurement of net monetary assets from our operations in Argentina. The decrease was also due to lower net pension benefits and higher stock based compensation due to an increase in grants for 2018 and the reversal of certain performance based compensation expenses recorded in 2017.
Total Revenues
Total revenues decreased $86.4 million, or 57%, to $66.5 million for Nine Months 2018 from $152.9 million for Nine Months 2017. The decrease was primarily related to a $41.7 million unfavorable change in net realized gains (losses) on investments mostly driven by a $34.7 decrease from fixed income securities that were sold at a net loss in 2018 as compared to a net gain in 2017 due to an increase in interest rates. Additionally, 2018 includes $5.3 million of net unrealized losses from the change in fair value of equity securities. Prior to 2018, the net unrealized gains and losses on equity securities were recorded in other comprehensive income. The remaining decrease in revenues was due to a $37.3 million reduction in amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits, and a decrease in fee and other from a reduction in transitional services provided in connection with the sale of Assurant Employee Benefits. These decreases were partially offset by an increase in net investment income mostly driven by $4.0 million in third-party investment management fees from consolidated investment entities and a $2.4 million increase in interest income from the reinvestment of proceeds from acquisition specific financing completed in March 2018.
Total Expenses
Total expenses increased $160.6 million, or 121%, to $293.5 million for Nine Months 2018 from $132.9 million for Nine Months 2017. The increase was primarily related to $53.1 million of transaction and integration related expenses associated with the TWG acquisition and a $41.0 million net loss on the sale of our mortgage solutions business. Additionally, the increase includes a $13.5 million reduction in the net pension benefit and $13.2 million of net losses from foreign exchange (primarily related to the remeasurement of net monetary assets from our operations in Argentina). Interest expense increased $36.8 million due to additional interest expense from acquisition related financing. Interest expense for 2018 included $8.6 million in net premiums paid for a series of derivative transactions used to hedge the interest rate risk that was partially offset by $1.6 million in amortization of deferred gains related to the settlement of those derivative transactions.
Assurant Health
Assurant began to wind down its medical insurance operations in June 2015, and the Company substantially completed its exit of the health insurance market in 2016.
The Affordable Care Act
The Affordable Care Act introduced new premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor. As of September 30, 2018, we have no net reinsurance recoverables related to these programs and we have not recorded a net receivable under the risk corridor programs because payments from the U.S. Department of Health and Human Services are considered unlikely.
For the Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017
Net Income
Net income was relatively flat at $0.2 million for Third Quarter 2018 compared to $0.1 million for Third Quarter 2017. Net income decreased $9.1 million to $2.4 million for Nine Months 2018 from $11.5 million for Nine Months 2017. The decrease was primarily due to a reduction in favorable claims development as we continue to run-off the business.
Total Revenues

Total revenues decreased to $0.7 million for Third Quarter 2018 from $2.0 million for Third Quarter 2017. Total revenues decreased to $3.1 million for Nine Months 2018 from $14.4 million for Nine Months 2017. The decreases were primarily due to our exit of the health insurance market.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses in Third Quarter 2018 decreased to $0.7 million from $1.0 million for Third Quarter 2017. The change is primarily due to a decrease in general expenses, partially offset by a reduction in favorable claims development, as we continue to run off the business. Total benefits, losses and expenses in Nine Months 2018 increased to $0.2 million compared to the Nine Months 2017 net benefit of $3.5 million. The change is primarily due to a reduction in favorable claims development, partially offset by a decrease in general expenses, as we continue to run off the business.

Investments
The Company had total investments of $13.50 billion and $11.55 billion as of September 30, 2018 and December 31, 2017, respectively. Net unrealized gains on the Company's fixed maturity portfolio decreased $458.7 million during Nine Months 2018, from $906.1 million as of December 31, 2017 to $447.4 million as of September 30, 2018. This decrease was mainly due to an increase in Treasury yields and a widening in credit spreads.
The following table shows the credit quality of the Company's fixed maturity securities portfolio as of the dates indicated:

	As of
Fixed Maturity Securities by Credit Quality (Fair Value)	September 30, 2018		December 31, 2017
Aaa / Aa / A	$7,148.6	64.3%	$6,155.4	63.7%
Baa	3,297.5	29.7%	2,982.5	30.9%
Ba	455.7	4.1%	400.8	4.1%
B and lower	214.8	1.9%	123.9	1.3%
Total	$11,116.6	100.0%	$9,662.6	100.0%
Major categories of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturity securities	$121.6	$102.3	$334.0	$310.9
Equity securities	5.5	5.6	15.6	17.4
Commercial mortgage loans on real estate	8.7	7.6	24.8	23.8
Short-term investments	6.7	1.9	12.8	4.6
Other investments	5.0	16.1	14.9	23.3
Cash and cash equivalents	6.4	4.4	20.8	11.3
Revenue from consolidated investment entities (1)	24.4	—	55.3	—
Total investment income	178.3	137.9	478.2	391.3
Investment expenses	(8.0)	(5.3)	(16.9)	(16.4)
Expenses from consolidated investment entities (1)	(18.5)	—	$(43.7)	$—
Net investment income	$151.8	$132.6	$417.6	$374.9

(1)
The net of revenues and expenses from consolidated investment entities of $5.9 million for Third Quarter 2018 includes $(0.4) million and $4.5 million of investment (loss) income from the Company's direct investment the real estate fund and collateralized loan obligations ("CLOs"), respectively, and $1.8 million related to investment management fees. The net revenues and expenses from consolidated investment entities of $11.6 million for Nine Months 2018 includes $1.2 million and $6.4 million of investment income from the Company's direct investment the real estate fund and CLOs, respectively, and $4.0 million related to investment management fees. Refer to Note 8 - Variable Interest Entities for further detail.

Net investment income increased $19.2 million, or 14%, to $151.8 million for Third Quarter 2018 from $132.6 million for Third Quarter 2017. Net investment income for Third Quarter 2018 increased mainly due to a $26.1 million increase in investment income from TWG acquired investments and an increase of $5.9 million of investment income from the consolidated investment entities, partially offset by a $14.5 million decrease in investment income from real estate joint venture partnerships. Absent these items, the increase in net investment income was primarily due to an increase in invested assets.
Net investment income increased $42.7 million, or 11%, to $417.6 million for Nine Months 2018 from $374.9 million for Nine Months 2017. Net investment income for Nine Months 2018 increased mainly due to $35.4 million increase in investment income from TWG acquired investments, an increase of $11.6 million of investment income from the consolidated investment entities, $2.9 million of interest income from the recovery of losses on certain mortgage-backed securities and $1.0 million from the early payoff of a previously impaired structured security, partially offset by a decrease of $11.2 million of investment income from real estate joint ventures partnerships. Absent these items, the increase in net investment income was primarily due to an increase in invested assets.
As of September 30, 2018, the Company owned $56.1 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $51.4 million of municipal securities, whose credit rating was AA- with the guarantee, but would have had a rating of A- without the guarantee.

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
Liquidity
Holding Company
As of September 30, 2018, we had approximately $473.0 million in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $621.0 million, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, dividends, acquisitions, and other corporate purposes. $250.0 million of the $473.0 million of holding company capital is intended to serve as a buffer against remote risks (such as large-scale catastrophes).
Dividends or returns of capital paid by our subsidiaries to the holding company, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $617.0 million for Nine Months 2018, including approximately $605.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments, including approximately $228.0 million related to the reduction in deferred tax liabilities following the enactment of the TCJA, as well as approximately $12.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits. In 2017, dividends, net of infusions and excluding amounts used for acquisitions, paid to the holding company from its subsidiaries were $374.0 million, which included approximately $229.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments and approximately $145.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits.
The Company also has a five-year senior unsecured $450.0 million revolving credit agreement (the “2017 Credit Facility”) with a syndicate of banks arranged by JP Morgan and Wells Fargo. The 2017 Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and/or letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million, and is available until December 2022, provided the Company is in compliance with all covenants. The 2017 Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, the Company may also seek to purchase its outstanding debt in open market repurchases or privately negotiated transactions. We made share repurchases and paid dividends to our common stockholders of $179.3 million and $508.5 million during Nine Months 2018 and the year ended December 31, 2017, respectively. We expect 2018 operating segment dividends from Global Housing, Global Lifestyle and Global Preneed to exceed segment net income, subject to the growth of the business, rating agency and regulatory capital requirements. In addition, in 2018, we expect to deploy capital primarily to fund the financing and integration of TWG and other ongoing capital needs of the business and excess capital to fund other investments and return capital to shareholders, subject to market conditions.
In 2014, we made a 40% investment in Iké Asistencia (“Iké”), a services assistance business, for which we paid approximately $110 million. We have a call right and Iké has a put right relating to our acquisition of the remainder of the company by mid-2019. There can be no assurance whether we will exercise our call right or Iké will exercise their put right and the acquisition will be completed.
Acquisition of TWG
On May 31, 2018, the Company closed its acquisition of TWG. In connection with the acquisition of TWG, the equityholders of TWG Holdings received a total of 10,399,862 shares of Assurant common stock and $894.9 million in cash consideration. The cash consideration and repayment of $595.9 million of TWG's existing debt was financed through a combination of available cash and external financing, described below.
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
Dividends and Repurchases
We paid dividends of $0.56 per common share on September 18, 2018 to stockholders of record as of August 27, 2018, and dividends of $1.6250 per share of MCPS on September 17, 2018 to stockholders of record as of September 1, 2018. Any determination to pay future dividends will be at the discretion of our Board of Directors and will be dependent upon: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial position and capital requirements; general business conditions; legal, tax, regulatory and contractual restrictions on the payment of dividends (including under the terms of our outstanding MCPS); and other factors our Board of Directors deems relevant.
During the nine months ended September 30, 2018, the Company repurchased 783,610 shares of our outstanding common stock. As of September 30, 2018, $210.3 million remained under the current repurchase authorization. On November 5, 2018, our Board of Directors authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

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
The table below shows our net cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2018	2017
Operating activities	$454.6	$366.4
Investing activities	(1,904.4)	(242.0)
Financing activities	1,790.4	(169.7)
Effect of exchange rate changes on cash and cash equivalents	(30.8)	6.1
Net change in cash	$309.8	$(39.2)

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
Net cash provided by operating activities was $454.6 million for Nine Months 2018 compared to $366.4 million for Nine Months 2017. The increase in net cash from operating activities was primarily due to the absence of an $85.0 million payment made in Second Quarter 2017 related to the lender-placed market conduct examination settlement agreements. The increase was also due to higher cash from operations due to the growth of our Connected Living business and $26.7 million of cash from the settlement of a series of derivative transactions exercised in connection acquisition related financing. The increases were partially offset by a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business and claim payments made, net of reinsurance, related to losses from 2017 reportable catastrophes.
Net cash used in investing activities was $1.90 billion for Nine Months 2018 compared to $242.0 million for Nine Months 2017. The increase in net cash used in investing activities was primarily due to cash used for the TWG acquisition. In Second Quarter 2018, we used $1.49 billion of cash to fund a portion of the $2.47 billion purchase price of the TWG acquisition (which was partially offset by TWG cash acquired of $380.1 million) compared to $125.0 million used in the first quarter of 2017 for the acquisition of Green Tree Insurance Agency, Inc. See Note 4 to the Consolidated Financial Statements for additional information. Additionally, net cash used by our consolidated investment entities to purchase senior secured leveraged loans in connection with the planned formation of CLO structures increased by $559.4 million. See Note 8 to the Consolidated Financial Statements for additional information. This increase was partially offset by $36.7 million of proceeds from the sale of our mortgage solutions business that was sold in Third Quarter 2018. See Note 20 to the Consolidated Financial Statements for additional information.
Net cash provided by (used in) financing activities was $1.79 billion for Nine Months 2018 compared to $(169.7) million for Nine Months 2017. The increase in net cash provided by financing activities was primarily due to financing related to the TWG acquisition. Net proceeds from the issuance of debt and preferred stock were $1.29 billion and $276.4 million, respectively. The company used $350.0 million to replace the senior notes that matured during the first quarter of 2018. Additionally, net cash provided by the issuance of CLO notes related to the CLO structures that were closed during Nine Months 2018 and borrowings from short-term warehouse facilities to fund the planned formation of CLO structures increased by $351.3 million. The increases were partially offset by $591.6 million in repayment of borrowings from the short-term warehouse facilities related to CLO structures that closed during Nine Months 2018.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
Interest paid on debt	$72.5	$48.1
Common stock dividends	96.1	88.8
Preferred stock dividends	9.5	—
Total	$178.1	$136.9
Letters of Credit
In the normal course of business, we issue letters of credit for various purposes, including to support reinsurance agreements. These letters of credit are supported by commitments with financial institutions. We had $16.8 million and $18.1 million of letters of credit outstanding as of September 30, 2018 and December 31, 2017.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2017 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during Third Quarter 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. They have concluded, except as noted below, that the Company’s disclosure controls and procedures are effective, and provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the required time periods and accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
On May 31, 2018, the Company completed its acquisition of TWG Holdings Limited and its subsidiaries (“TWG”). For the three and nine months ended September 30, 2018, TWG represented about 29% and 15% of consolidated revenues, respectively, and 26% and 10% of net income attributable to common stockholders, respectively. At September 30, 2018, TWG represented 26% of total assets. The Company is in the process of evaluating internal control over financial reporting for TWG, and accordingly, has excluded TWG this quarter from its evaluation of internal control over financial reporting for purposes of its evaluation of disclosure controls and procedures.
Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting pursuant to Rule 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2018.

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
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to “Item 1A-Risk Factors” included in our 2017 Annual Report. There have been no material changes during Third Quarter 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in millions, except number of shares and per share amounts)
Period in 2018	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
July 1-31	281,010	$107.28	281,010	$263.3
August 1-31	317,600	106.06	317,600	229.6
September 1-30	185,000	104.52	185,000	210.3
Total	783,610	$106.13	783,610	$210.3

(1)
Shares purchased pursuant to the November 14, 2016 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. On November 5, 2018, our Board of Directors authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

Date: November 8, 2018	By:	/s/ ALAN B. COLBERG
	Name:	Alan B. Colberg
	Title:	President, Chief Executive Officer and Director

Date: November 8, 2018	By:	/s/ RICHARD S. DZIADZIO
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President, Chief Financial Officer and Treasurer