Form 10-K
period 2018-12-31
ASSURANT INC
filed 2019-02-22
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-31978

Assurant, Inc. (Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Liberty Street, 41st Floor New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 859-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange
6.50% Series D Mandatory Convertible Preferred Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.49 billion as of the last business day of the fiscal quarter ended June 30, 2018 based on the closing sale price of $103.49 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 15, 2019 was 61,696,055.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this "Report"), particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, including the benefits and synergies of The Warranty Group acquisition and estimated reportable catastrophe losses, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. We operate in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Housing, Global Lifestyle and Global Preneed. We partner with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through our Global Housing segment, we provide lender-placed homeowners, manufactured housing and flood insurance; and renters insurance and related products (referred to as “Multifamily Housing”). Through our Global Lifestyle segment, we provide mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services”). Through our Global Preneed segment, we provide pre-funded funeral insurance and annuity products.
Our Competitive Strengths
Our financial strength and core capabilities across our businesses create competitive advantages that we believe allow us to support our clients and our profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet. As of December 31, 2018, we had $41.09 billion in total assets and our debt to total capital was 28.2%. In addition, our Global Housing, Global Lifestyle and Global Preneed segments generate significant operating cash flows, which provides us with the flexibility to make appropriate investments in strategic capabilities and enter into partnerships with our clients.
Client and consumer insights support product innovation. During our long business tenure, we have developed a comprehensive understanding of our clients and the consumer markets we serve. We seek to leverage consumer insights, together with deep market knowledge and capabilities, to anticipate and identify the specific needs of our clients and the consumers they serve. We intend to continue capitalizing on our client and consumer insights to introduce new and innovative products and services and adapt those products and services to address emerging issues.
Value chain integration. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on specific client needs and provide a seamless experience for consumers. Offering end-to-end solutions allows us to adapt more quickly and efficiently to client and consumer needs. Visibility across the value chain helps us collect and share insights to improve the consumer experience and our offerings.
Our Strategy for Profitable Growth
Our vision is to be the premier provider of risk management solutions within the housing and lifestyle markets globally. To achieve this vision, we recently underwent a multi-year transformation to position ourselves for long-term profitable growth by:
Growing our portfolio of market leading businesses. We leverage our competitive strengths to focus on niche businesses where we can maintain or reach market-leading positions and achieve attractive returns. We periodically assess our business portfolio to ensure we align resources with the best opportunities within the housing and lifestyle markets and, currently, we have identified Connected Living, Multifamily Housing and Global Automotive as key businesses targeted for growth. We are focused on growing our businesses by continuing to invest in niche capabilities, further expanding our offerings and diversifying our distribution channels.
Providing integrated risk management offerings. We provide an array of services that are complementary to our risk-based products. As we adapt our business portfolio to respond to client and consumer needs, we expect that our mix of business will continue to evolve. We expect future business mix shifts to further diversify our revenue and earnings.
Deploying our capital strategically. We deploy capital to invest in and grow our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our prudent and disciplined approach to capital management. We target new businesses and capabilities that complement or support our business model, which is focused on expanding capabilities and distribution in targeted growth businesses globally.

2018 Highlights
On May 31, 2018, we acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”) for a total enterprise value of $2.47 billion. This amount included $894.9 million in cash, the repayment of $595.9 million of TWG’s pre-existing debt and issuance of $975.5 million of Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital, received a total of 10,399,862 shares of Assurant, Inc. common stock. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. We expect the acquisition will enhance our position as a leading lifestyle provider, particularly within the Global Automotive business, with new client partnerships and distribution channels. The acquisition will support our growth strategy for Global Lifestyle given TWG’s attractive product and client portfolio and our deepened global footprint across 21 countries, including key markets such as Asia Pacific. We expect to generate significant operating synergies by optimizing global operations.
On August 1, 2018, we sold our Mortgage Solutions business to Xome, an indirect wholly owned subsidiary of WMIH Corp., for $36.7 million and potential future payments based on performance. This will allow us to focus on our lines of business where we have leadership positions and strengthen our offerings and capabilities.
On December 3, 2018, we sold Time Insurance Company, a subsidiary of the runoff Assurant Health business, to Haven Holdings, Inc. for cash consideration of $30.9 million.
For more information regarding the acquisition and sales, see Notes 3 and 4, respectively, to the Consolidated Financial Statements included elsewhere in this Report.
Segments
The composition of our reportable segments matches how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
Global Housing

	Years Ended December 31,
	2018	2017	2016
Net earned premiums, fees and other income by product:
Lender-placed Insurance	$1,149.7	$1,224.9	$1,317.2
Multifamily Housing	406.1	366.3	320.9
Mortgage Solutions	116.1	257.7	329.3
Manufactured Housing and Other	417.3	326.1	321.4
Total	$2,089.2	$2,175.0	$2,288.8
Segment net income	$150.8	$97.4	$188.6
Combined ratio for risk-based businesses (1)	97.7%	99.1%	91.1%
Segment Equity	$1,505.3	$1,536.9	$1,398.3

(1)
The combined ratio for risk-based businesses equals total benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums, fees and other income for Lender-placed Insurance and Manufactured Housing and Other.

Our Products and Services
The key lines of business in Global Housing are: Lender-placed Insurance; Multifamily Housing (which is comprised of renters insurance and related products); and voluntary manufactured housing, homeowners and flood insurance. On August 1, 2018, we sold our Mortgage Solutions business, which was comprised of property inspection and preservation, valuation and title services and other property risk management services. For additional information on this sale, see “ – 2018 Highlights” and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Lender-placed Insurance: We provide Lender-placed homeowners, manufactured housing and flood insurance as described below.
Lender-placed homeowners insurance. Lender-placed homeowners insurance consists principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed homeowners insurance provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is often based on the last known insurance coverage under the prior policy for the property and provides replacement cost coverage on the property. It protects both the lender’s interest and the borrower’s interest and equity. We also provide real estate owned (“REO”) insurance, consisting of insurance on foreclosed properties managed by our clients.
In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. The process of tracking voluntary coverage – including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles and obtaining other required insurance related information – is part of our risk management for our Lender-placed Insurance business. Tracking is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to loans tracked. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
Lender-placed manufactured housing insurance. Lender-placed manufactured housing insurance consists principally of fire and dwelling hazard insurance for manufactured housing offered through our lender-placed program. Lender-placed manufactured housing insurance is issued after an insurance tracking process similar to that described above. In most cases, tracking is performed using a proprietary insurance-tracking administration system.
Lender-placed flood insurance. Lender-placed flood insurance consists of flood insurance offered through our lender-placed program. It provides collateral protection to lenders in mortgaged properties in the event a homeowner does not maintain flood insurance. Lender-placed flood insurance is issued after an insurance tracking process similar to that described above.
Multifamily Housing: We offer renters insurance for a wide variety of multi-family rental properties, including vacation rentals, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also provide tenant bonds as an alternative to security deposits, which allows our clients to offer a lower move-in cost option while minimizing the risk of loss from damages, and receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
Manufactured Housing and Other: We offer voluntary manufactured housing insurance, homeowners insurance, and several other niche products. Our voluntary insurance generally provides structural coverage, content and liability coverage. We are the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (the “NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.
Mortgage Solutions: Prior to the sale of our Mortgage Solutions business, we offered mortgage-related services, including field, inspection, restoration, REO asset management, valuation, title and settlement services.
Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders and servicers, manufactured housing lenders, property managers and financial and other institutions. Lender-placed Insurance products are distributed primarily through mortgage lenders, mortgage servicers and financial and other institutions. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. Multifamily Housing products are distributed primarily through property management companies and affinity marketing partners. We offer our Manufactured Housing and Other insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents also distribute flood products and other specialty property products.
As of December 31, 2018, no single Global Housing client accounted for 10% or more of our consolidated revenue. However, Global Housing is dependent on a few clients, and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business and Competitive Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”

Our Addressable Markets and Market Activity
With respect to the lender-placed market, placement rates have declined as the housing market has improved resulting in lower net earned premiums. We expect placement rates to continue to decline in 2019 reflecting the health of the overall housing market. We will continue to implement expense management efforts to mitigate the impact to our financial results.
The U.S. renters insurance market is a growing market where we believe there is opportunity to increase our market share.
Risk Management
We earn premiums on our insurance products and fees for our services. Our lender-placed homeowners insurance program and certain of our lender-placed manufactured housing products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties have continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints.
Because several of our business lines (such as homeowners, manufactured housing and other property policies) are exposed to catastrophe risks, we purchase reinsurance coverage to protect capital and mitigate earnings volatility. We continue to expand our international footprint by partnering with financial services clients and assuming dwelling-related business in the Caribbean Islands and Latin America. Our reinsurance program generally incorporates a provision to allow for the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year. For 2018, we purchased a $1.47 billion property catastrophe reinsurance program. The U.S. per-occurrence catastrophe coverage provides $985.0 million of protection in excess of $120.0 million of retention and the Caribbean Islands and Latin American catastrophe coverage provides $162.5 million of protection in excess of $17.5 million of retention and $325.5 million of protection in excess of $4.5 million of retention, respectively. In January 2019, we placed approximately 65% of our 2019 catastrophe reinsurance program with the traditional reinsurance market, lowering our per-event retention from $120 million to $80 million pre-tax and securing additional multi-year coverage.
Seasonality
We experience seasonal fluctuation in some of our lines of business, but we have not experienced material seasonal trends overall. Several of our business lines are exposed to catastrophe risks that experience seasonal fluctuations, as large catastrophes such as hurricanes typically occur in the second half of the year.

Global Lifestyle

	Years Ended December 31,
	2018	2017	2016
Net earned premiums, fees and other income by product:
Connected Living (mobile, service contracts and assistance services) (1)	$2,800.6	$2,156.0	$2,570.1
Global Automotive	1,909.2	782.8	715.8
Global Financial Services	473.5	457.4	420.2
Total	$5,183.3	$3,396.2	$3,706.1
Segment net income	$297.7	$178.0	$154.4
Combined ratio for risk-based businesses (2)	97.2%	96.2%	95.9%
Pre-tax income margin for fee-based, capital-light businesses (3)	7.0%	5.7%	3.5%
Segment Equity	$4,073.2	$1,967.3	$1,594.5

(1)
For the years ended December 31, 2018, 2017 and 2016, 55.4%, 58.7%, and 45.2%, respectively, of net earned premiums, fees and other income was from mobile products, 43.0%, 39.3%, and 54.7%, respectively was from service contracts and 1.6%, 2.0% and 0.1%, respectively, was from assistance services. For the year ended December 31, 2017, net earned premiums, fees and other income decreased due to a change in program structure impacting the accounting for revenues on a net instead of gross basis for a large client in Connected Living. The change in program structure had no impact on net income.

(2)	The combined ratio for risk-based businesses is equal to total benefits, losses and expenses divided by net earned premiums, fees and other income for Global Automotive and Global Financial Services.

(3)	The pre-tax income margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums, fees and other income for Connected Living.

Our Products and Services
The key lines of business in Global Lifestyle are: Connected Living, which includes mobile device protection products and related services, extended service contracts (insurance policies and warranties) (“ESCs”) for consumer electronics and appliances, and assistance services; Global Automotive; and Global Financial Services.
Connected Living: Through partnerships with mobile device carriers, retailers, multiple system operators (“MSOs”), original equipment manufacturers (“OEMs”) and financial and other institutions, we underwrite and provide administrative services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the insurance, ESC or warranty, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery and repair and logistics. For example, we seek to provide end-to-end mobile device lifecycle services in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to meet an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium customer support, including device self-diagnostic tools, and device disposition. We believe that with the required administrative capability, supply chain, technical support infrastructure and insurance underwriting capabilities, we maintain a differentiated position in this marketplace.
In addition, Connected Living also includes our 40% investment in Iké Asistencia (“Iké”), a services assistance business with significant business in Mexico and other countries in Latin America. Iké primarily provides roadside assistance, home assistance and travel, mobile and other protection products and services. We have a call right and Iké has a put right relating to our acquisition of the remainder of Iké by mid-2019. There can be no assurance whether we will exercise our call right, Iké will exercise its put right or the acquisition will be completed.
Global Automotive: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including automobiles, trucks, recreational vehicles and motorcycles, as well as parts. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, coverage varies, but, generally, we pay the cost of repairing, servicing or replacing parts or provide other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, actuarial consulting, experiential and digital training and performance management.
Global Financial Services: Our Global Financial Services business maintains a suite of protection and assurance products that deliver a combination of features and benefits for varying customer segment needs. With major financial services clients, we provide value-added financial services in the U.S. and internationally, ranging from credit insurance to inclusive credit card benefits and travel coverages. Although traditional credit insurance has been in decline in the U.S., it continues to be actively sold internationally.
Distribution and Clients
Global Lifestyle operates globally, with approximately 75% of its revenue from North America (the U.S. and Canada), 11% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 10% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 4% from Asia Pacific (South Korea, China, Japan, Australia, India, Singapore and New Zealand) for the year ended December 31, 2018. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile device carriers, retailers, MSOs, OEMs and financial and other institutions that market our mobile device protection products and related services and with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and MSOs to market our ESC products and related services. In Global Automotive we partner with auto dealers, third-party administrators and manufacturers to market our vehicle protection and related services. In Global Financial Services we partner with financial institutions, insurers and retailers to market our credit and other insurance products.
In international markets, we primarily sell consumer service contracts, including mobile device protection, vehicle service contracts and credit insurance products through agreements with financial institutions, retailers and mobile service providers. Systems, training, computer hardware and our overall market development approach are customized to fit the particular needs of each targeted international market. For a description of certain risks relating to our international operations, see “Item 1A – Risk Factors – Business and Competitive Risks – We face risks associated with our international operations.”
Most of our distribution agreements are exclusive. Typically, these agreements are multi-year with terms generally between three and five years and allow us to integrate our administrative systems with those of our clients.

As of December 31, 2018, no single Global Lifestyle client accounted for 10% or more of our consolidated revenue. However, Global Lifestyle is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business and Competitive Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile insurance market is a large and growing global market. While smartphone penetration in the U.S., Japanese and European markets is very high, other international markets have continued to grow. The worldwide used and refurbished smartphone market is also expected to continue to grow.
In addition, consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their smart phones through their daily interaction with a connected world. Customer support, device financing, buyback and trade-in programs are just a few areas that have gained or are gaining traction. Expanded capabilities like repair and logistics, technical support for customers and digital security allow us to create product and service offerings that customers may find compelling.
Our business is subject to fluctuations in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as changes in mobile market dynamics. For example, as a general trend, we believe the average smartphone replacement cycle is lengthening; however, this trend may be reversed based on new technology and innovation.
In the vehicle sales markets, U.S. new vehicle sales were relatively flat in 2018, with new auto sales being down and light duty truck and sport utility vehicle sales showing year over year increases. The used vehicle market remains strong and continues to grow. We work closely with our partners to develop innovative offerings that reflect the rapid evolution of the market. International new vehicle sales continue to grow in most markets.
In our financial services market, we anticipate continued declines in our traditional credit insurance domestically, while we continue expanding our credit card product. The traditional credit and credit card products are actively sold in select international markets.
On May 31, 2018, we acquired TWG, which specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. We expect the acquisition will enhance our position as a leading lifestyle provider, particularly within the Global Automotive business, with new client partnerships and distribution channels. The acquisition will support our growth strategy for Global Lifestyle given TWG’s attractive product and client portfolio and our deepened global footprint across 21 countries, including key markets such as Asia Pacific. We expect to generate significant operating synergies by optimizing global operations.
Risk Management
We earn premiums on our insurance and warranty products and fees for our other services. We write a portion of our contracts on a retrospective commission basis. This allows us to adjust commissions on the basis of claims experience. Under these commission arrangements, our clients’ compensation is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure.
Inventory
In our mobile business, we carry inventory to meet the delivery requirements of certain clients. Our mobile business is subject to the risk that the value of our inventory (as well as devices that are subject to guaranteed buybacks) will be impacted adversely by price reductions or technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition and growing industry emphasis on cost containment. We take various actions to reduce our risk, including monitoring our inventory levels, controlling the timing of purchases and obtaining return rights for some programs and devices. However, no assurance can be given that we will be adequately protected against declines in inventory value. Inventory levels may vary from period to period due to, among other things, differences between actual and forecasted demand, the addition of new devices and parts and strategic purchases. Payment terms with clients may also vary, resulting in less inventory financed by clients and more inventory financed with our own capital. See “Item 1A – Risk Factors – Business and Competitive Risks – Our mobile business subjects us to certain risks, including declines in the value of devices in our inventory or subject to guaranteed buybacks and export compliance risk in connection with mobile device dispositions.”

Seasonality
We experience some seasonal fluctuations that impact demand in each of our lines of business, but we have not experienced material seasonal trends overall. For example, seasonality for ESCs and VSCs aligns with the seasonality of the retail and automobile markets. In addition, our mobile results may fluctuate quarter to quarter due to the timing of the release of new devices and carrier promotional programs.
Global Preneed

	Years Ended December 31,
	2018	2017	2016
Net earned premiums, fees and other income	$189.5	$181.0	$171.3
Segment net income	$57.7	$39.6	$42.3
Segment Equity	$423.7	$427.6	$440.6

Our Products and Services
Global Preneed offers pre-funded funeral insurance in Canada and the U.S. Pre-funded funeral insurance provides whole life insurance or annuity death benefits to fund the costs associated with pre-arranged funerals, which are planned and paid for in advance of death. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the U.S. and offer limited pay (“Preneed”) or pay for life (“Final Need”) options. In Canada, our pre-funded funeral insurance products are typically structured as limited pay annuity contracts. Product choices are based on the health and financial situation of the customer and the distribution channel.
Consumers have the choice of making their policy payments as a single lump-sum payment, through multi-payment plans that spread payments out over a period of time or as a pay for life policy. Our insurance policy is intended to cover the cost of the prearranged funeral and the funeral home generally becomes the irrevocable assignee of any proceeds from the insurance policy. However, the insured may name a beneficiary for excess proceeds; otherwise, any excess proceeds are paid to the insured’s estate. The funeral home agrees to provide the selected funeral at death in exchange for the policy proceeds. Because the death benefit under many of our policies is designed to grow over time, it assists the funeral firm that is the assignee in managing its funeral inflation risk. We do not provide any funeral goods or services in connection with our pre-funded funeral insurance policies; pre-funded funeral life insurance and annuity policies pay death benefits in cash only.
Distribution and Clients
We distribute our pre-funded funeral insurance products through two distribution channels in the U.S. and Canada: the independent funeral home market or final expense industry through general agents representing those locations and corporate funeral home partners. Our policies are sold by licensed insurance agents or enrollers, who in some cases may also be funeral directors.
We are the sole provider of pre-funded funeral insurance for Service Corporation International (“SCI”) in Canada and the U.S. SCI is the largest funeral provider in North America based on total revenues. Our exclusive distribution partnership with SCI runs through 2024 in the U.S. and through 2021 in Canada.
As of December 31, 2018, no single Global Preneed client accounted for 10% or more of our consolidated revenue. However, Global Preneed is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business and Competitive Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
Growth in Global Preneed sales has been traditionally driven by distribution. There is a high correlation between new sales of pre-funded funeral insurance and the number of preneed counselors or enrollers marketing the product and expansion in sales and marketing capabilities. In addition, as alternative distribution channels are identified, such as targeting affinity groups and employers, we believe growth in this market could accelerate. We believe that the preneed market is characterized by an aging population combined with low penetration of the over-65 market with approximately 10,000 baby boomers turning 65 every day.
We intend to increase sales by broadening our distribution relationships and increasing market share in Canada. Through our general agency system, we provide programs and a sales force for our funeral firm clients to increase their local market share. In the U.S., we also intend to direct funerals to SCI’s funeral locations and reduce SCI’s cost to sell and manage its preneed operation through its sales counselors and third-party sellers. We integrate our processes with SCI’s insurance production to support SCI’s management of its preneed business.
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
Most of our pre-funded whole-life funeral insurance policies have increasing death benefits, some of which are pegged to changes in the Consumer Price Index (the “CPI”). We have employed risk mitigation strategies, including the use of derivative instruments, to seek to minimize our exposure to a rapid increase in inflation. However, exposure can still exist due to potential differences in the amount of our liability under existing insurance policies and the amount of protection provided by our derivative instruments and other risk mitigation strategies.
Competition
Our businesses focus on niche products and related services within broader insurance and other markets. Although we face competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. Across Global Housing, Global Lifestyle and Global Preneed, we compete with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service for business, customers, agents and other distribution relationships. Competition in each business is based on a number of factors, including, but not limited to, scope of products and services offered, ability to tailor products and services to client needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength, resources, ratings, quality of service, overall customer experience, customer support offerings and other factors. The relative importance of these factors varies by product and market. To remain competitive in many of our businesses, we must also anticipate and respond effectively to changes in customer preferences and the threat of disruption from technology and alternate business models. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business and Competitive Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Ratings
Independent rating organizations periodically review the financial strength of insurers, including many of our insurance subsidiaries. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. These ratings are not applicable to our common stock, preferred stock or debt securities. Ratings are an important factor in establishing the competitive position of insurance companies.
Rating agencies also use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a stable outlook to indicate that the rating is not expected to change; however, a stable outlook does not preclude a rating agency from changing a rating at any time, without notice.
Most of our domestic and significant international operating insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”). In addition, four of our domestic operating insurance subsidiaries are rated by Moody’s Investors Service, Inc. (“Moody’s”) and five are rated by S&P Global Ratings (“S&P”). The ratings issued on our operating insurance subsidiaries by these agencies are announced publicly and are available from the agencies.
For information on the risks associated with ratings downgrades, see “Item 1A – Risk Factors-Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”

The following table summarizes the financial strength ratings and outlooks of our domestic and significant international operating insurance subsidiaries as of December 31, 2018:

	A.M. Best (1)	Moody’s (2)	S& P (3)
Company
American Bankers Insurance Company of Florida	A	A3	A
American Bankers Life Assurance Company of Florida	A-	Baa1	A
American Memorial Life Insurance Company	A-	N/A	A
American Security Insurance Company	A	A3	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
London General Insurance Company Limited	A	N/A	N/A
Reliable Lloyds Insurance Company	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Union Security Insurance Company	A-	Baa1	A
Union Security Life Insurance Company of New York	A-	N/A	N/A
Virginia Surety Company, Inc	A	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)
A.M. Best financial strength ratings range from “A++” (superior) to “D” (poor). Ratings of A and A- fall under the “excellent” category, which is the second highest of A.M. Best’s seven ratings categories. A.M. Best has a stable outlook on all of our domestic and significant international operating insurance subsidiaries’ financial strength ratings, with the exception of Union Security Insurance Company and Union Security Life Insurance Company of New York, which have negative outlooks.

(2)
Moody’s insurance financial strength ratings range from “Aaa” (highest quality) to “C” (lowest rated). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of A3 is considered “upper-medium-grade” and falls within the third highest of Moody’s nine ratings categories. A rating of Baa1 is considered "medium-grade" and falls within the fourth highest of Moody’s nine ratings categories. Moody's has a stable outlook on all of our domestic operating insurance subsidiaries’ insurance financial strength ratings.

(3)
S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A (strong) are within the third highest of S&P’s ten ratings categories. S&P has a stable outlook on all of our domestic operating insurance subsidiaries’ insurer financial strength ratings.

Enterprise Risk Management
We have made effective risk management a key ongoing corporate objective. We face risks that could have a material adverse effect on our business, financial condition and results of operations. For detailed information on these risks, see “Item 1A – Risk Factors.” Both senior management and our Board of Directors (the “Board”) are involved in oversight of our risk management policies and practices. As described below and in their charters, the committees of the Board oversee risk management in specific areas and regularly discuss risk-related issues with the entire Board, which is actively involved in oversight of enterprise risk management.
The Office of Risk Management (the "ORM”), which coordinates our risk management activities, is led by our Global Head of Risk. Our internal risk governance structure is headed by our Chief Strategy Officer, who is responsible for the strategic direction of our enterprise risk management and oversees the ORM. The ORM develops risk assessment and risk management policies, facilitates reporting and prioritizing in the assessment of risk and coordinates with the Internal Audit Services department and other departments and committees charged with functions related to risk management.
As the Board’s focus committee for enterprise risk management, the Finance and Risk Committee reviews a number of enterprise risks, including with respect to our operating segments and investment, financing, capital management and catastrophe reinsurance activities. The Finance and Risk Committee regularly reviews risks, policies, strategies and outcomes in those areas with our Chief Financial Officer (“CFO”) and Chief Investment Officer.
The Board’s Audit Committee focuses on risks relating to financial statements, privacy, data security, information technology, and non-compliance with legal and regulatory requirements and with our Code of Ethics; the Board’s Compensation Committee focuses on risks relating to executive retention and compensation plan design; and the Board’s Nominating and Corporate Governance Committee focuses on risks relating to management and Board succession.

Regulation
We are subject to extensive federal, state and international regulation and supervision in the jurisdictions in which we do business. Regulations vary from jurisdiction to jurisdiction. The following is a summary of significant regulations that apply to our businesses, but is not intended to be a comprehensive review of every regulation to which we are subject. For information on the risks associated with regulations applicable to us, see “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks” and “Item 1A – Risk Factors – Legal and Regulatory Risks.”
U.S. Insurance Regulation
We are subject to the insurance holding company laws in the states and territories where our insurance companies are domiciled. These laws generally require insurance companies within the insurance holding company system to register with the insurance departments of their respective states and territories of domicile and furnish reports to such insurance departments regarding capital structure, ownership, financial condition, general business operations and intercompany transactions. These laws also require that transactions between affiliated companies be fair and equitable. In addition, certain intercompany transactions, changes of control, certain dividend payments and transfers of assets between the companies within the holding company system are subject to prior notice to, or approval by, regulatory authorities in such states and territories.
Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions where they do business. In general, these regulations are designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various jurisdictions establish insurance departments with broad powers with respect to such things as:

•	licensing;

•	capital, surplus and dividends;

•	underwriting requirements and limitations (including, in some cases, minimum or target loss ratios);

•	entrance into and exit from markets;

•	introduction, cancellation and termination of certain coverages;

•	statutory accounting and annual statement disclosure requirements;

•	product types, policy forms and mandated insurance benefits;

•	premium rates;

•	fines, penalties and assessments;

•	claims practices, including occasional regulatory requirements to pay claims on terms other than those mandated by underlying policy contracts;

•	transactions between affiliates;

•	the form and content of disclosures to consumers;

•	the type, amounts and valuation of investments;

•	annual tests of solvency and reserve adequacy;

•	assessments or other surcharges for guaranty funds and the recovery of assessments through premium increases; and

•	market conduct and sales practices of insurers and agents.

     Dividend Payment Limitations. Assurant, Inc. is a holding company and our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to us. For more information, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Regulatory Requirements.”
 Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the “NAIC”) has established certain risk-based capital standards applicable to life, health and property and casualty insurers. Risk-based capital, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items that the NAIC views as having greater underlying risk. The NAIC periodically reviews the risk-based capital formula and changes to the formula could occur in the future.
Investment Regulation. Insurance company investments must comply with applicable laws and regulations that govern the kind, quality and concentration of investments made by insurance companies. These regulations require diversification of insurance company investment portfolios and limit the amount of investments in certain asset categories.
Financial Reporting. Regulators closely monitor the financial condition of licensed insurance companies. Our insurance subsidiaries are required to file periodic financial reports with insurance regulators. Moreover, states and territories regulate the form and content of these statutory financial statements.
Products and Coverage. Insurance regulators have broad authority to regulate many aspects of our products and services. Additionally, certain non-insurance products and services we offer, such as service contracts, may be regulated by regulatory bodies other than departments of insurance.
Pricing and Premium Rates. Nearly all states and territories have insurance laws requiring insurers to file price schedules and policy forms with the state’s or territory’s regulatory authority. In many cases, these price schedules and/or policy forms must be approved prior to use, and state and territory insurance departments have the power to disapprove increases or require decreases in the premium rates we charge.
Market Conduct Regulation. Activities of insurers are highly regulated by state and territory insurance laws and regulations, that govern the form and content of disclosure to consumers, advertising, sales practices and complaint handling. State and territory regulatory authorities enforce compliance through periodic market conduct examinations.
Guaranty Associations and Indemnity Funds. Most states and territories require insurance companies to support guaranty associations or indemnity funds, which are established to pay claims on behalf of insolvent insurance companies. These associations may levy assessments on member insurers. In some states and territories, member insurers can recover a portion of these assessments through premium tax offsets and/or policyholder surcharges.
Insurance Regulatory Initiatives. The NAIC, state and territory regulators and professional organizations have considered and are considering various proposals that may alter or increase state and territory authority to regulate insurance companies and insurance holding companies. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
Federal Regulation
Employee Retirement Income Security Act. We are subject to regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). ERISA places certain requirements on how we may administer employee benefit plans covered by ERISA. Among other things, regulations under ERISA set standards for certain notice and disclosure requirements and for claim processing and appeals.
Gramm-Leach-Bliley Act. Certain of our activities are subject to the privacy requirements of the Gramm-Leach-Bliley Act, which, along with regulations adopted thereunder, generally requires insurers to provide customers with notice regarding how their nonpublic personal financial information is used and the opportunity to “opt out” of certain disclosures, if applicable.
Dodd-Frank Wall Street Reform and Consumer Protection Act. Regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) address mortgage servicers’ obligations to correct errors asserted by mortgage loan borrowers; provide certain information requested by such borrowers; and provide protections to such borrowers in connection with Lender-placed Insurance. These requirements affect our operations because, in many instances, we administer such operations on behalf of our mortgage servicer clients. While the Consumer Financial Protection Bureau (the “CFPB”) does not have direct jurisdiction over insurance products, it is possible that additional regulations promulgated by the CFPB may extend its authority more broadly to cover these products and thereby affect us or our clients.

 International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. We operate in Canada, the U.K., France, Argentina, Australia, Brazil, Chile, Peru, Colombia, Germany, India, the Netherlands, New Zealand, Spain, Italy, Mexico, Japan, South Korea, China and Singapore and our businesses are supervised by local regulatory authorities in these jurisdictions.
Our insurance operations in the U.K., for example, are subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Authorized insurers in the U.K. are generally permitted to operate throughout the rest of the European Union (the “E.U.”), subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements. In March 2017, the U.K. formally initiated the process to leave the E.U. (commonly referred to as "Brexit"). Brexit negotiations are ongoing and its impact on U.K. insurers and entities operating on a cross-border basis within the E.U. is uncertain. We are in the process of incorporating an insurance entity within the E.U. to ensure we have continued access to the European markets after Brexit has concluded.
Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges. We qualify for the IAIG designation; however, at present time no regulatory body has applied to supervise us in this manner. The IAIS is looking to implement the International Capital Standard over the coming years; however, we do not expect to be involved in the early development of the framework. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us.
Securities and Corporate Governance Regulation
As a company with publicly-traded securities, we are subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and The New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, corporate governance and other matters. Additionally, we and our subsidiaries are subject to the corporate governance laws of our respective jurisdictions of incorporation or formation.
Certain of our subsidiaries are registered investments advisers and as such are subject to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of our registered investment adviser subsidiaries that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; engaging in transactions with clients; maintaining an effective compliance program; custody of client assets; client privacy; advertising; pay-to-play; and cybersecurity. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration.
Anti-Corruption Regulation
We are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act of 1977 (the “FCPA”) regulates U.S. companies in their dealings with foreign officials and prohibits bribes and similar practices. In addition, the U.K. Anti-Bribery Act has wide applicability to certain activities that affect U.K. companies, their commercial activities in the U.K., and potentially that of their affiliates located outside of the U.K. Anti-bribery and corruption laws and regulations continue to be implemented and/or enhanced across most of the jurisdictions in which we operate.
Privacy Regulation
We are subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of the European Commission’s laws and added a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. GDPR’s goal is to impose increased individual rights and protections for all personal data located in or originating from the E.U. GDPR is extraterritorial in that it applies to all business in the E.U. and any business outside the E.U. that processes E.U. personal data of individuals in the E.U. There are significant fines associated with non-compliance with GDPR. Additionally, in August 2018, Brazil passed its first privacy law, which is modeled after GDPR.
At the state level, the New York State Department of Financial Services has issued cybersecurity regulations that impose an array of detailed security measures on covered entities and California passed a comprehensive privacy act that increases California residents’ privacy rights in a manner similar to GDPR.
Environmental Regulation
Because we own and operate real property, we are subject to federal, state and local environmental laws. Potential environmental liabilities and costs in connection with any required remediation of such properties is an inherent risk in property ownership and operation. Additionally, under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of the cleanup, which could have priority over the lien of an existing mortgage against the property. To the extent we hold a mortgage loan on any property subject to such a lien, our ability to foreclose on that property should the related loan be in default would be impaired. Further, under certain circumstances, we may be liable for the costs of addressing releases or threatened releases of hazardous substances at properties securing mortgage loans held by us.
Other Regulation
As we continue to grow and evolve our business mix to cover other non-insurance based products and services, we have and will continue to become subject to other legal and regulatory requirements, including regulations of the CFPB and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include import and export trade compliance for the movement of mobile devices across geographic borders, health, safety, labor and environmental regulations impacting our mobile supply chain operations and antitrust and competition-related laws and regulations that may impact future transactions or business practices.
Other Information
Employees
We had approximately 14,750 employees, including approximately 13,750 full-time employees, as of December 31, 2018. As of December 31, 2018, we had employees in Argentina, Brazil, Italy, Spain and Mexico that were represented by labor unions and trade organizations. We believe that employee relations are satisfactory.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our directors and officers, are available free of charge through the SEC website at www.sec.gov. These documents are also available free of charge through the Investor Relations page of our website (www.assurant.com) as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not incorporated by reference into and does not constitute a part of this Report or any other report filed with or furnished to the SEC.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows. You should carefully consider them, along with the other information presented in this Report. It is not possible to predict or identify all such factors. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.
Business and Competitive Risks
Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.
The success of our business depends largely on our relationships and contractual arrangements with significant clients, distributors and other parties. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, intermediaries or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected.

Each of our Global Lifestyle, Global Housing and Global Preneed segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Our segments’ reliance on a few significant clients may weaken our bargaining power and we may be unable to renew contracts with them on favorable terms or at all. Examples of important business arrangements include, at Global Lifestyle, relationships with mobile device carriers, retailers, dealerships, MSOs, OEMs and financial and other institutions through which we distribute our products and services. At Global Preneed, we have an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies. At Global Housing, we have exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers and financial and other institutions.
We are also subject to the risk that clients, distributors and other parties may face financial difficulties, reputational issues, problems with respect to their own products and services or regulatory restrictions or compliance issues that may lead to a decrease in or cessation of sales of our products and services and have other adverse impacts on our results of operations or financial condition. Our clients and other parties with whom we do business may choose to exit lines of business that we service or may disintermediate us by developing internal capabilities, products or services that would allow them to service their clients without our involvement. In particular, the transfer by mortgage servicer clients of loan portfolios to competitors or their participation in insuring Lender-placed Insurance risks that we have historically insured could materially reduce our revenues and profits from this business. Furthermore, if one or more of our clients or distributors, for example in the wireless and related markets, consolidate or align themselves with other companies with whom we do not do business, they may choose to utilize or distribute the products and services of our competitors, resulting in material decreases in revenues and profits.
Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.
We compete with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service for business, customers, agents and other distribution relationships. Some of our competitors may offer a broader array of products and services than we do or be better able to tailor those products and services to customer needs, or may have greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources or higher ratings.
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, including pricing and technology. Additionally, customers may turn to our competitors as a result of our failure to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services and our revenues and results of operations.
For example, in our Lender-placed Insurance business, we use a proprietary insurance-tracking administration system and the development by others of competing systems or equivalent capabilities could reduce our revenues and adversely affect our results of operations.
To remain competitive in many of our businesses, we must anticipate and respond effectively to changes in customer preferences and the threat of disruption from technology and alternate business models. For Global Lifestyle, in particular, the evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such as technology companies, “Insurtech” start-up companies and others. These players are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the markets in which we operate. In order to maintain a competitive position, we must continue to invest in new technologies and new ways to deliver our products and services. If we do not anticipate and respond to customer preferences and technological changes, our business and results of operations could be adversely impacted.
We may be unable to grow our business if we cannot find suitable acquisition candidates at attractive prices, integrate acquired businesses effectively or identify new areas for organic growth.
On May 31, 2018, we completed the acquisition of TWG. We expect acquisitions to continue to play a role in the growth of some of our businesses. There can be no assurance that we will continue to be able to identify suitable acquisition candidates or new venture opportunities or to finance or complete such transactions on acceptable terms. Additionally, the integration of acquired businesses, including TWG, may result in significant challenges and additional costs, and we may be unable to accomplish such integration smoothly or successfully.
Acquisitions, including the TWG acquisition, may not provide us with the benefits that we anticipate, require significant effort and expenditures and entail numerous risks, difficulties and uncertainties, some of which may differ from those historically associated with our operations. These include, among others, diversion of management’s attention to integration of operations and infrastructure; inaccurate assessment of risks and liabilities; difficulties in realizing projected efficiencies, synergies and cost savings; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption; difficulties in integrating operations and systems, including cybersecurity and other technology systems and compliance; difficulties in assimilating employees and corporate cultures; failure to achieve anticipated revenues, earnings, cash flows, business opportunities and growth prospects; an increase in our indebtedness; limitations on our ability to access additional capital when needed; and the incurrence of unexpected integration costs. Our failure to adequately address these and other acquisition risks, difficulties and uncertainties, including with respect to the TWG acquisition, could materially adversely affect our results of operations and financial condition.
The market price of our stock may decline if we are unable to integrate acquired businesses, including TWG, successfully, if integration takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors or if the effect of the business combination on the financial results of the combined company is otherwise not consistent with expectations of financial analysts or investors.
Our ability to effectively identify and capitalize on opportunities for organic growth depends on, among other things, our ability to: deliver on customer expectations and provide a positive customer experience; successfully execute large-scale, critical programs and projects in a timely and cost-effective manner; identify and successfully enter and market our services in new geographic markets and market segments; recruit and retain qualified personnel; coordinate our efforts across various geographic markets and market segments; maintain and grow relationships with our existing customers and expand our customer base; offer new products and services; form strategic alliances and partnerships; and secure key vendor and distributor relationships and the availability of sufficient capital. There can be no assurance that we will be successful in executing on our organic growth initiatives or that those initiatives will provide us with the expected benefits, which could have an adverse effect on our results of operations and financial condition.
General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.
General economic, financial market and political conditions and conditions in the markets in which we operate could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates and disruptive geopolitical events could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could adversely affect all of our business segments. Specifically, during periods of economic downturn:

•
individuals and businesses may (i) choose not to purchase our insurance products, warranties and other products and services, (ii) terminate existing policies or contracts or permit them to lapse and (iii) choose to reduce the amount of coverage they purchase;

•
conditions in and the overall health of the markets in which we operate may deteriorate, impacting, among other things, consumer demand for the electronics, appliances, automobiles, housing and other products we insure, including the rate of introduction and success of new products, technologies and promotional programs that provide opportunities for growth;

•
clients are more likely to underperform expectations, experience financial distress, declare bankruptcy or liquidate, which could have an adverse impact on the remittance of premiums from such clients and the collection of receivables from such clients for items such as unearned premiums and could otherwise expose us to credit risk;

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
Our international operations face economic, political, legal, compliance, regulatory, operational and other risks. For example, we face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk of non-compliance; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations; exposure to commercial, political, legal or regulatory corruption; political or economic instability in countries in which we conduct business, including possible terrorist acts; the imposition of tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increase costs and adversely affect our business; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; potential increased risk of data breaches; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and their impact on clients’ performance and creditworthiness; and restrictions on the repatriation of non-U.S. investments and earnings.
If our business model is not successful in a particular country or region or a country or region in which we do business experiences economic, political or other instability, we may lose all or most of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these and other risks, in particular where certain countries or regions have recently experienced economic or political instability, such as in Argentina, Brazil and South Korea. In addition, concerns about the E.U., including the status of Brexit, has caused uncertainty in the financial markets and exchange rate fluctuation. Brexit negotiations are ongoing and its impact on U.K. and E.U. financial services firms operating on a cross-border basis within the E.U. is uncertain. This uncertainty has caused and may continue to cause us to incur additional costs, including in connection with establishing entities within the E.U. to ensure we have continued access to the European markets after Brexit has concluded. Additionally, changes to the E.U. or post-Brexit U.K. legal, trade and regulatory frameworks could increase compliance costs and negatively impact the region’s economic conditions, financial markets and exchange rates, which could adversely affect our European business.
As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of guarantee, but we may not recover amounts owed to us fully or timely as a result of difficulties enforcing contracts or judgments in undeveloped or evolving legal systems and other factors. As our international business grows, we rely increasingly on fronting carriers or intermediaries in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation and relationships with our customers could be adversely affected.
For additional information on the significant international regulations that apply to us, including data protection regulations, and the risks relating thereto, see “Item 1 – Business – Regulation – International Regulation,” “ – Technology, Cybersecurity and Privacy Risks – The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation,” “ – Legal and Regulatory Risks – We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations” and “ – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions.”
Catastrophe and non-catastrophe losses could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
Our insurance operations expose us to claims arising from catastrophes and non-catastrophes, particularly in our homeowners insurance businesses. Catastrophes include reportable catastrophe losses, which are individual catastrophe events that generated losses in excess of $5.0 million, pre-tax and net of reinsurance. Non-catastrophe losses include losses from weather, fire, water damage, theft and vandalism, as well as general liability in commercial liability, renters and car-sharing insurance policies, among others.
We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be caused by various natural events, which may be exacerbated by climate change, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires and epidemics, or can be human made, including terrorist attacks and accidents, such as airplane crashes. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives and the effects of inflation could increase the severity of claims from future catastrophes. While the exact impact of the physical effects of climate change is uncertain, changes in the global climate may cause long-term increases in the frequency and severity of storms, resulting in higher catastrophe losses, which could have a material adverse effect our results of operations and financial condition. We cannot predict how legal, regulatory and social responses to concerns around climate change may impact our business. In addition, legislative and regulatory initiatives and court decisions following major catastrophes could expand insurance coverage for catastrophe claims or otherwise adversely impact our business.
Catastrophe losses can vary widely and could significantly exceed our expectations. We use catastrophe modeling tools that help estimate our probable losses, but these projections are based on historical data and other assumptions that may differ materially from actual events. If the severity of an event were sufficiently high, our losses could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition, affecting our ability to write new business.
Accounting rules do not permit insurers to reserve for catastrophic events before they occur. Once a catastrophic event occurs, the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may have a material adverse effect on our results of operations, financial condition and capital.
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our exposure to certain catastrophe-prone states like Florida, California, Texas and New York may increase. The withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas and may negatively affect our loss experience. In addition, with respect to our preneed insurance policies, the average age of our policyholders was approximately 73 years as of December 31, 2018. Elderly individuals are generally more susceptible to certain epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.
Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations.
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber-attack, power loss, telecommunications failure or other natural or man-made disaster, our ability to continue operations will depend, in part, on the continued availability of our personnel and office facilities and the proper functioning of our computer, telecommunication and other systems and operations. In such an event, we could experience operational challenges that could have a material adverse effect on our business, financial condition and results of operations. The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, like New York City, where our corporate offices are located, and certain catastrophe-prone areas, like Miami, Florida, where we have significant operations. This risk is also heightened in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks, military conflicts, political instability and data breaches.
Our operations depend in particular upon our ability to protect our technology infrastructure against damage. If a business continuity event occurs, we could lose Company, customer, vendor and other third-party data or experience interruptions to our operations or delivery of products and services to our customers, which could have a material adverse effect on our business, financial condition and results of operations. A cyber-attack or other business continuity event affecting us or key third parties with whom we work could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended outage could result in the loss of premium income, fee income and clients, substantial volatility in our financial results and a decline in our revenues. See “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
A disaster or other business continuity event on a significant scale or affecting our key businesses, or our inability to successfully recover from such an event and any legislative and regulatory responses thereto, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, loss of customers or damaged customer relationships, legal liability and other adverse consequences. Our liability insurance policies may not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
We face risks associated with joint ventures and investments in which we share ownership or management with third parties.
From time to time, we have and may continue to enter into joint ventures and invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures or entities. As a result, we may face certain operating, financial, legal, regulatory, compliance and other risks relating to these joint ventures and entities, including, but not limited to, risks related to the financial strength of joint venture partners and other investors; the willingness of joint venture partners and other investors to provide adequate funding for the joint venture or entity; differing goals, strategies, priorities or objectives between us and joint venture partners or other investors; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, entity, joint venture partners or other investors; and the risk that we will be unable to resolve disputes with joint venture partners or other investors. As a result, joint ventures and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.
Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives.
We distribute many of our insurance products and services through a variety of distribution channels, including mobile carriers, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups, other third-party marketing organizations and, to a limited extent, our own captives and affiliated agents. Our relationships with these distributors are significant for our revenues and profits. There is intense competition for distribution outlets. Agents who distribute our products are typically not exclusively dedicated to us, but also market the products of our competitors. In some cases, such agents are affiliated with other insurers, which may choose to write the product they are now selling on our behalf. Therefore, we face continued competition from competing products and services.
We also have our own sales representatives. We depend in large part on our sales representatives and segment executives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives and executives with key client relationships could materially adversely affect our results of operations and financial condition.
Failure to successfully manage vendors and other third parties could adversely affect our business.
As we continue to improve operating efficiencies, we rely on numerous vendors and other third parties, including independent contractors, to conduct business and provide services to our clients. For example, we use vendors and other third parties for business, information technology, call center and other services. We take steps to monitor and regulate the performance of vendors and other third parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, we are subject to the risk that their decisions or operations adversely impact us and replacing them could create significant delay and expense. If these vendors or other third parties fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, our operations and reputation could be compromised, we may not realize the anticipated economic and other benefits from these arrangements and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. If we are unable to attract and retain relationships with qualified vendors, independent contractors and other third-party service providers, or if changes in law or judicial decisions require independent contractors to be classified as employees, our businesses could be significantly adversely affected.
To the extent we engage international vendors or third parties to provide services or carry out business functions, we are also exposed to the risks that accompany operations in a foreign jurisdiction, including, but not limited to, international economic and political conditions, foreign laws and regulations, fluctuations in currency values and, potentially, increased risk of data breaches. For more information on the risks associated with the use of international vendors and third parties, see “ – Business and Competitive Risks – We face risks associated with our international operations.”
Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory or subject to guaranteed buybacks and to export compliance risk.
The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could adversely affect our profitability. In our mobile business, we carry inventory to meet the delivery requirements of certain clients and we provide the guaranteed buyback of devices as part of our trade-in and upgrade offerings. These devices are ultimately disposed of through sales to third parties. Our mobile business is subject to the risk that the value of devices and parts will be adversely affected by price reductions, technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition and growing industry emphasis on cost containment. If the value of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.
Our sales of mobile devices to third parties, particularly those domiciled outside of the U.S., subject us to compliance risks relating to export control laws and regulations. Furthermore, third parties to whom we sell mobile devices may violate such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, financial condition and results of operations.
Our products and services and the markets in which we operate may be subject to periodic negative publicity, which may negatively affect our financial results.
We communicate with and distribute our products and services ultimately to individual consumers. There may be a perception that some of these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocacy groups and the media may focus their attention on our products and services, which may subject us to negative publicity. We may also be negatively affected if another company in one of our industries or in a related industry engages in practices that subject our industry or businesses to negative publicity. Negative publicity may also result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our products or services and industry commercial practices.
Negative publicity may cause increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement action by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, constraining our ability to price our products appropriately for the risks we are assuming, requiring us to change the products and services we offer or increasing the regulatory burdens under which we operate.
The success of our business depends on the implementation of our strategy and the continuing service of key executives, senior management and other highly-skilled personnel.
We underwent a multi-year transformation to position ourselves for long-term profitable growth. This process included a business portfolio realignment to focus on the housing and lifestyle markets and a new global enterprise operating model, including evolving global organizational structures for our business operations and support functions. As part of the global organizational model, we are seeking to increase efficiencies and achieve cost savings. However, we will continue to incur costs related to, among other things, investments in large-scale, critical programs, particularly in information technology, procurement and other initiatives, as well as costs associated with businesses in runoff or that have been sold. Our long-term strategy depends on successful operational execution, including our ability to achieve efficiencies and attract and retain personnel.
We rely on the continued service of key executives, senior management and other highly-skilled personnel throughout our business. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain highly-skilled personnel. Doing so may be difficult due to many factors, including, but not limited to, fluctuations in economic and industry conditions, employee tolerance for the significant amount of change within and demands on the Company, the effectiveness of our compensation programs and competition. If we do not succeed in attracting, retaining and motivating key personnel, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior management.
Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain employees and clients depends upon our corporate culture. Our employees are the cornerstone of our culture and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Our employees could engage or be accused of engaging in misconduct that subjects us to litigation, regulatory sanctions and serious harm to our reputation or financial position. Employee misconduct could also prompt regulators to allege or determine, on the basis of such misconduct, that we have not established an adequate program to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent misconduct may not be effective. Misconduct by employees, or even unsubstantiated allegations, could result in a material adverse effect on our financial position, reputation and business.
Our common stock may be subject to stock price and trading volume volatility.
Our common stock price could materially fluctuate or decrease in response to a number of events and factors, including, but not limited to: quarterly variations in operating results; catastrophe losses; operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; limitations on premium levels or the ability to maintain or raise premiums on existing policies; regulatory developments; and negative publicity relating to us or our competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of our common stock, regardless of our actual operating performance.

Applicable laws, our certificate of incorporation and by-laws and contract provisions may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.
State laws and our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider to be in their best interests. For example, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock. These provisions may also make it difficult for stockholders to replace or remove our directors, which could delay, defer or prevent a change in control. Such provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
Our certificate of incorporation or by-laws also contain provisions that permit the Board to issue one or more series of preferred stock, prohibit stockholders from filling vacancies on the Board, prohibit stockholders from calling special meetings of stockholders and from taking action by written consent and impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings.
Additionally, applicable state and foreign insurance laws may require prior approval of an application to acquire control of a domestic insurer. State statutes generally provide that control over a domestic insurer is presumed to exist when any person directly or indirectly owns, controls, has voting power over, or holds proxies representing, 10% or more of the domestic insurer’s voting securities. Prior to granting such approval, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
Financial Risks
Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital.
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. From time to time, we also adjust our reserves, and may adjust our reserving methodology, as these factors and our claims experience change. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” for additional detail on our reserves.
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including, but not limited to, the frequency and severity of property and other claims. This ability could be affected by factors, including, but not limited to, inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions or new technologies. Political or economic conditions can also affect the availability of programs on which our business may rely to accurately predict claims and other costs. The inability to accurately predict and price for claims and other costs could materially adversely affect our results of operations and financial condition.
For Global Housing, our lender-placed products are not underwritten on an individual policy basis and our contracts with clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties are provided continuous insurance coverage; however, our results of operations and financial condition could be adversely affected if our pricing does not accurately account for the additional risk we assume as a result of the lack of underwriting on individual policies.
A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic and significant international operating insurance subsidiaries. Moody’s rates four of our domestic operating insurance subsidiaries and S&P rates five of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies or regulators could also increase capital requirements for our subsidiaries. Any reduction in these ratings could materially adversely affect our standing in the insurance industry and the demand for our products from intermediaries and consumers, which could materially adversely affect our results of operations.
As of December 31, 2018, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could have a significant adverse impact our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa3 by Moody’s, reflecting one notch downgrades following the financing and closing of the TWG transaction. The ratings from both S&P and Moody’s currently carry a stable outlook.
If our senior debt credit ratings were downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be adversely affected. In particular, a downgrade could adversely affect our liquidity, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. For example, the interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes and the 2028 Senior Notes (each as defined hereafter) is subject to increase if either of Moody’s or S&P downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded further. See Note 18 to the Consolidated Financial Statements included elsewhere in this Report for additional information on the 2021 Senior Notes, the 2023 Senior Notes and the 2028 Senior Notes and the impact of rating changes.
Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. dollars upon consolidation, our results of operations have been and may continue to be affected by foreign exchange rate fluctuations. To a large extent, we do not currently hedge foreign currency risk. If the U.S. dollar weakens against a local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses and net income. Similarly, our net assets, net revenue, operating expenses and net income will decrease if the U.S. dollar strengthens against a local currency. These fluctuations in currency exchange rates may result in losses that materially and adversely affect our results of operations.
Additionally, we may incur foreign exchange losses in connection with the designation of the U.S. dollar as the functional currency of our international subsidiaries. For example, management has classified Argentina’s economy as highly inflationary in accordance with GAAP accounting requirements and, as a result, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. dollars and their non-U.S. dollar denominated monetary assets and liabilities were subject to remeasurement resulting in losses. We could incur additional losses, which would adversely affect our results of operations. For additional information on the change in functional currency for our Argentina subsidiaries and the effect thereof, see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.
An impairment of goodwill or other intangible assets could materially adversely affect our results of operations and book value.
As a result of the TWG acquisition, we added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 45% of our total equity as of December 31, 2018. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include, but are not limited to, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 12% of our total equity as of December 31, 2018. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including, but not limited to, a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In 2018, we recognized an impairment of certain intangible assets of $20.8 million associated with the acquisition of Green Tree Insurance Agency. Any future impairment of goodwill or other intangible assets, or significant reduction in the useful lives of intangible assets, could have a material adverse effect on our profitability and book value. For more information on our annual goodwill impairment testing, the goodwill of our segments and related reporting units and intangible asset impairment testing, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Valuation and Recoverability of Goodwill” and Notes 2 and 3 to the Consolidated Financial Statements included elsewhere in this Report.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2018, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We are in the process of evaluating internal control over financial reporting for TWG and, accordingly, we have excluded TWG’s underlying internal controls over financial reporting from management’s annual report on internal control over financial reporting. We also rely on manual processes and procedures that involve a higher risk of error than automated processes. Any failure to implement required controls, or difficulties or errors encountered in their operation, could adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Internal control deficiencies may also prevent us from reporting our financial information on a timely basis; cause us to restate previously-issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions; and result in a breach of the covenants under the Credit Facility. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, including due to changes to U.S. and foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions, other government actions, foreign currency fluctuations and other factors. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common and preferred stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio, the Credit Facility and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short-and long-term instruments. If our access to capital markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
Our investment portfolio is subject to market risk, including changes in interest rates, that may adversely affect our results of operations and financial condition.
Investment returns are an important part of our profitability. Our investments are subject to market-wide risks and fluctuations, including in the fixed maturity and equity securities markets, which could impair our profitability, financial condition and cash flows. Further, in pricing our products and services, we incorporate assumptions regarding returns on our investments. Market conditions may not allow us to invest in assets with sufficiently high returns to meet our pricing assumptions and profit targets over the long term.
We are subject to interest rate risk in our investment portfolio. Changes in interest rates may materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and net investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio. Fixed maturity securities represented approximately 84% of the fair value of our total investments as of December 31, 2018. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income from fixed maturity securities increases or decreases directly with interest rates. In addition, actual net investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at historically low levels may result in lower-than-expected net investment income and larger required reserves. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations in the level of interest rates may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”
In addition, extended periods of declining interest rates or rising inflation may cause compression in the spread between the death benefit growth rates on our preneed insurance policies and the investment income that we can earn, resulting in a negative spread, which may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Inflation Risk.”
Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition.
We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred stocks, leveraged loans, municipal bonds and commercial mortgages. Defaults by third parties in the payment or performance of their obligations could reduce our investment income or result in realized investment losses. The value of our investments may be materially adversely affected by downgrades in the corporate bonds included in our portfolio, increases in treasury rates or credit spreads and by other factors that may result in realized and unrealized investment losses and other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment requires the judgment of management and there are inherent risks and uncertainties involved in making these judgments. Changes in facts, circumstances or critical assumptions could cause management to conclude that further impairments have occurred, which could lead to additional losses on investments. Each of these events may cause us to reduce the carrying value of our investment portfolio. For further details on net investment losses and other-than-temporary-impairments, see Note 7 to the Consolidated Financial Statements included elsewhere in this Report.
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2018, fixed maturity securities represented approximately 84% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 5% of the fair value of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 3% of the fair value of our total investments as of December 31, 2018. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. Beginning January 1, 2018, we were required to reflect all changes in the fair value of equity securities through our statements of comprehensive income, which may increase the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 5% of the fair value of our total investments as of December 31, 2018) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
U.S. tax reform could have an adverse impact on our results of operations and financial condition.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”), which significantly amended the Internal Revenue Code of 1986, was enacted. The TCJA, among other things, reduced the corporate tax rate from a statutory rate of 35% to 21%, imposes a one-time transition tax on offshore earnings at reduced rates, allowed immediate deductions for certain new investments and modified or repealed many business deductions. While we are still evaluating the long-term effects of the TCJA, the legislation had a favorable impact on our financial results for the year ended December 31, 2018 and we expect it to have a favorable impact on our financial results in future periods. However, the overall impact of the TCJA is uncertain due to the ambiguities in the application of certain provisions of the TCJA, the impact of future guidance, interpretations or rules issued by government agencies in applying the TCJA and potential court decisions interpreting the legislation. Changes in the application or interpretation of the TCJA could have an adverse impact on our results of operations and financial condition.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.
In accordance with applicable income tax guidance, we must determine whether our ability to realize the value of our deferred tax asset or to recognize certain tax liabilities related to uncertain tax positions is “more likely than not.” Under current income tax guidance, a deferred tax asset should be reduced by a valuation allowance, or a liability related to uncertain tax positions should be accrued, if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carry-forward periods.

In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carry-forwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting us and overall economic conditions. These management judgments are therefore subject to change due to factors that include, but are not limited to, changes in our ability to realize sufficient taxable income of the same character in the same jurisdiction or in our ability to execute other tax planning strategies. Furthermore, any future changes in tax laws could impact the value of our deferred tax assets. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material adverse impact on our results of operations and financial condition.
Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.
As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. Although reinsurers are liable to us for claims properly ceded under our reinsurance arrangements, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. The inability to collect amounts due from reinsurers could materially adversely affect our results of operations and financial condition.
Reinsurance for certain types of catastrophes could become unavailable or prohibitively expensive for some of our businesses. In such a situation, we might also be adversely affected by state and other regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas.
Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. Inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, take more risk, or incur higher costs. Any of these developments could materially adversely affect our results of operations and financial condition.
Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have also exited certain businesses through reinsurance. For example, we have sold our Long-Term Care division, the insurance operations of our Fortis Financial Group division, including individual life operations and annuity business, and our Assurant Employee Benefits segment. The reinsurance recoverable relating to these dispositions was $4.41 billion as of December 31, 2018. The four reinsurers with the largest reinsurance recoverable balances relating to these dispositions were Sun Life Assurance Company of Canada (“Sun Life”), John Hancock Life Insurance Company (“John Hancock”), Talcott Resolution Life and Annuity Insurance Company (“Talcott Resolution”) and Employers Reassurance Corporation (“ERAC”). The A.M. Best ratings of Sun Life, John Hancock, Talcott Resolution and ERAC are currently A+, A+, B++ and B+, respectively. Most of the assets backing reserves coinsured under these and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us. In addition, there are no assets or other collateral backing reserves relating to reinsurance recoverable for ERAC.
We also face the risk of again becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process these businesses. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, other third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, through reinsurance or otherwise, and we could face credit risks and risks related to the new administrative systems and capabilities of these third parties in administering these businesses.
For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risks – Credit Risk.”
Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third-party administrators and clients.
We are subject to the credit risk of some of the agents, third-party administrators and clients with which we contract in our businesses. For example, we advance agents’ commissions as part of our preneed insurance offerings. These advances are a percentage of the total face amount of coverage. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. If SCI, which receives the largest share of such agent commissions, were unable to fulfill its payback obligations, this could have an adverse effect on our operations and financial condition.

In addition, some of our agents, third-party administrators and clients collect and report premiums or pay claims on our behalf. These parties’ failure to remit all premiums collected or to pay claims on our behalf on a timely and accurate basis could have an adverse effect on our results of operations.
Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.
As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares or debt, to acquire new businesses and to pay dividends to common and preferred stockholders and corporate expenses. Our subsidiaries’ ability to pay dividends and to make such other payments depends on their GAAP equity or statutory surplus, future earnings, cash position, rating agency requirements and regulatory restrictions, as applicable. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority over our claims with respect to our subsidiaries’ assets and earnings. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against our subsidiaries’ assets or to cause the liquidation, bankruptcy or winding-up of our subsidiaries under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary. Both creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before we, as a stockholder, would be entitled to receive any distribution from the subsidiary.
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2019 under applicable laws and regulations, without prior regulatory approval, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common and preferred stock, service our debt and pay other corporate expenses.
Our ability to declare and pay dividends on our capital stock or repurchase shares may be limited.
Our declaration and payment of dividends on our common and preferred stock in the future will be determined by the Board in its sole discretion and will depend on our financial condition, earnings, growth prospects, other uses of cash, funding requirements, applicable law and other factors the Board deems relevant. The payment of dividends on our common stock is subject to the preferential rights of the Mandatory Convertible Preferred Stock and other preferred stock that the Board may create from time to time. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined hereafter), we generally may not make payments on our capital stock. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common and preferred stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common and preferred stock, we may be unable to declare and pay dividends in cash on our common or preferred stock unless we can repay or refinance the amounts outstanding under such agreements.
No common stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the Mandatory Convertible Preferred Stock for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. In addition, at any time when we have given notice of our election to defer interest payments on the Subordinated Notes, we generally may not purchase any shares of our capital stock, subject to certain limited exceptions.
We may be adversely affected by changes in the method for determining LIBOR or the replacement of LIBOR.

As a result of concerns regarding the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. Additionally, the U.K. Financial Conduct Authority has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in LIBOR rates no longer being available. Uncertainty regarding potential changes to LIBOR, the establishment of alternative reference rates and other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio.
Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
The success of our business depends on our ability to maintain effective, secure and reliable information technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. We are working on enhancing existing systems and developing new systems and products, including to keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. We are also updating certain operations and financial systems, procedures and controls; however, we still rely on manual processes and procedures that may not scale proportionately with our business growth and subject us to increased risk of error compared to automated processes. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
Our ability to modernize our information technology systems and infrastructure requires us to execute large-scale, complex programs and projects, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement these programs and projects effectively, efficiently or timely, which could result in poor customer experience, cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences.
If we are unable to maintain information technology systems, procedures and controls that function effectively without interruption and securely (including through a failure to replace or update redundant or obsolete hardware, applications or software systems) or to update or integrate our systems, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner and our relationships with clients could be adversely affected. Failures that result in the unavailability of information technology systems upon which our clients rely could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our information technology systems and cyber-attacks, see “ – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our information technology systems to operate our business and securely process, transmit and store electronic information. This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. In the normal course of business, we also share confidential and other sensitive information with our vendors and other third parties. Our information technology systems and safety control systems and those of our vendors and other third parties are vulnerable to damage or interruption from a variety of external threats, including cyber-attacks, computer viruses, malware, ransomware and other types of data and systems related events. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal information. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
Cyber threats are rapidly evolving and becoming increasingly sophisticated. We are at risk of attack by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers and “hacktivists” (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats or attacks via yet unknown vulnerabilities referred to as zero-day threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, social media and the increased reliance on devices connected to the Internet, the potential risk of security breaches and cyber-attacks also increases.
Our data protection measures may not be effective to protect our network and systems from such threats. Should an attacker gain access to our network using compromised credentials of an authorized user or otherwise, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems take significant time and resources to deploy broadly and may not be effective against an attack. Additionally, our policies, procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information and other cybersecurity incidents, assess the severity or impact of any such incidents or appropriately respond in a timely manner. The inability to implement, maintain and upgrade effective protective measures and other safeguards or adequately respond to a breach could have a material adverse effect on our business.
Our information systems must be continually updated, patched and upgraded to protect against vulnerabilities. The volume of new software vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. Accordingly, we are at risk that cyber attackers exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency at which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy in a timely and effective manner. We are also dependent on vendors and other third parties, like cloud service providers, to keep their systems patched in order to protect our data. Any failure related to these activities could have a material adverse effect on our business. We have numerous vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. We are at risk of a cyber-attack involving a vendor or other third-party, which could result in a breakdown of such third-party’s data protection measures or access to our infrastructure through the third-party. To the extent that a vendor or third-party suffers a cyber-attack that compromises their operations, our data and our customers’ data could be compromised or we may experience possible service interruption, which could have a material adverse effect on our business.
The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have from time to time experienced data incidents and cybersecurity breaches, such as malware incursions (including computer viruses and ransomware), users exceeding their data access authorization, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email campaigns directed at our employees that can result in malware infections and data losses. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or company data, which could have a material adverse effect on our business.
Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to significant liability under our contracts, as well as under existing or future laws, rules and regulations. In the event of a cyber-attack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond in a timely manner. We may be required to expend significant additional resources to mitigate the damage and to protect against future damage. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related data and system incidents.
The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.
In providing services and solutions to our customers and operating our business, we store and transfer sensitive customer, end-consumer and Company data, including personal data, in and across multiple jurisdictions. As a result, we are or may become subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, GDPR, which became effective in May 2018, greatly increased the jurisdictional reach of the European Commission’s laws and added a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. Additionally, in August 2018, Brazil passed its first privacy law, which is modeled after GDPR. At the state level, the New York State Department of Financial Services has issued cybersecurity regulations that impose an array of detailed security measures on covered entities and California passed a comprehensive privacy act that increases California residents’ privacy rights in a manner similar to GDPR. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations. Complying with these and similar laws and regulations also requires us to make significant changes to our operations, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement required operational changes effectively, efficiently or timely, which could result in cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences.
Unauthorized disclosure or transfer of personal or otherwise sensitive data, whether through systems failure, employee negligence, fraud, misappropriation or other means, by us, our vendors or other parties with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines, criminal prosecution and other adverse consequences in one or more jurisdictions. For example, under GDPR, violations could result in a fine of up to 4% of a corporation’s global annual revenue. Such events could also result in negative publicity and damage to our reputation and cause us to lose clients, which could have a material adverse effect on our results of operations.
Legal and Regulatory Risks
We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states and the other jurisdictions in which we operate. For example, we are subject to regulation by state and territory insurance regulators in the U.S., by the Prudential Regulatory Authority and the Financial Conduct Authority in the U.K. and agencies such as the SEC, both in our capacity as a publicly-traded company and through our registered investment adviser subsidiaries. We are also subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, data privacy and protection, taxation, environmental protection, wage-and-hour standards and employment and labor relations. Furthermore, our domestic and international insurance subsidiaries are subject to extensive regulatory oversight, including, but not limited to: restrictions and requirements related to licensing; capital, surplus and dividends; underwriting limitations; the ability to enter and exit markets; statutory accounting and other disclosure requirements; coverage; the ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices. For additional discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Regulation.”
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources and increase the costs and risks of doing business in these jurisdictions. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business and significantly harm our business and results of operations. While we attempt to comply with applicable laws and regulations, there can be no assurance that we or our employees, consultants, contractors and other agents are in full compliance with such laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties, civil remedies or other adverse consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business, redress to clients, exposure to negative publicity or reputational damage and harm to client, employee and other relationships. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition.
Our business is subject to risks related to litigation and regulatory actions.

From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:

•	industry-wide investigations regarding business practices, including, but not limited to, the use and marketing of certain types of insurance policies or certificates of insurance;

•	actions by regulatory authorities that may restrict our ability to increase or maintain our premium rates, require us to reduce premium rates, impose fines or penalties and result in other expenses;

•	market conduct examinations, for which we are required to pay the expenses of the regulator as well as our own expenses, and which may result in fines, penalties, and other adverse consequences;

•
disputes regarding our Lender-placed Insurance products including those relating to rates, agent compensation, consumer disclosure, continuous coverage requirements, loan tracking services and other services that we provide to mortgage servicers;

•	disputes over coverage or claims adjudication;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or meet prescribed deadlines for adjudicating claims;

•	disputes regarding regulatory compliance, sales practices, disclosures, premium refunds, licensing, underwriting and compensation arrangements;

•	disputes over claims under comprehensive general liability policies involving property damage or bodily injury at insured facilities;

•	disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities; and

•	disputes relating to customers’ claims that they were not aware of the full cost or existence of the insurance or limitations on insurance coverage.
Further, actions by certain regulators may cause additional changes to the structure of the Lender-placed Insurance industry, including the arrangements under which we track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Global Housing and the results of operations and financial condition of the Company. For additional information, see “Item 1 – Business – Regulation.”
We are involved in a variety of legal and regulatory actions relating to our current and past business operations and may from time to time become involved in other such actions. In particular, we are a defendant in class actions in a number of jurisdictions regarding our Lender-placed Insurance programs. These cases allege a variety of claims under a number of legal theories. The plaintiffs seek premium refunds and other relief. We continue to defend ourselves vigorously in these class actions and, as appropriate, enter into settlements.
We participate in settlements on terms that we consider reasonable; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings or significant problems in our relationships with regulators could materially adversely affect our results of operations, financial condition, reputation, ratings and ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our clients in the mortgage, credit card and banking industries are the subject of various regulatory investigations and litigation matters regarding mortgage lending practices, credit insurance, debt-deferment and debt cancellation products, and the sale of ancillary products, which could indirectly negatively affect our businesses. For additional information, see “Item 3 – Legal Proceedings” and Note 26 to the Consolidated Financial Statements included elsewhere in this Report.
Our business is subject to risks related to reductions in the insurance premium rates we charge.
The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. Significant rate reductions could materially reduce our profitability.
Lender-placed Insurance products accounted for approximately 55% and 56% of Global Housing’s net earned premiums, fees and other income for the years ended December 31, 2018 and 2017, respectively. The corresponding contributions to segment net income for the years ended December 31, 2018 and 2017 were approximately 46% and 45%, respectively. The portion of segment net income attributable to Lender-placed Insurance products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline in 2019 as housing markets continue to improve.
We file rates with the state departments of insurance in the ordinary course of business. In addition to this routine correspondence, from time to time we engage in discussions and proceedings with certain state regulators regarding our Lender-placed Insurance business. The results of such reviews may vary. As previously disclosed, we have reached agreements with state insurance regulators in certain states, including New York, Florida, California, Indiana, Texas and Minnesota, regarding our Lender-placed Insurance business in those states. In addition, we completed a regulatory settlement agreement (the “RSA”) to resolve a targeted multistate market conduct examination sponsored by the NAIC and focused on Lender-placed Insurance, which includes a number of requirements and restrictions that are applicable in all participating states and U.S. territories. Among other things, the terms of the RSA require more frequent rate filings for Lender-placed Insurance. This could result in downward pressure on premium rates for these products. If such filings result in significant decreases in premium rates for our Lender-placed Insurance products, our cash flows and results of operations could be materially adversely affected.
Changes in insurance regulation may reduce our profitability and limit our growth.
Legislation or other regulatory reform related to the insurance industry that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations. Various state and federal regulatory authorities have also taken actions with respect to our Lender-placed Insurance business, including the multistate market conduct examination and related RSA. If we were unable for any reason to comply with any new or revised requirements, including the RSA, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition. In addition, new interpretations of existing laws or new judicial decisions affecting the insurance industry could adversely affect our business.
Insurance industry-related legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:

•	imposed reductions in premium rates, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;

•	increases in minimum capital, reserves and other financial viability requirements;

•	enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;

•	new licensing requirements;

•	restrictions on the ability to offer certain types of insurance products or service contracts;

•	prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;

•	more stringent standards of review for claims denials or coverage determinations;

•	increased regulation relating to Lender-placed Insurance;

•	new or enhanced regulatory requirements that require insurers to pay claims on terms other than those mandated by underlying policy contracts; and

•	restrictions on the solicitation of insurance consumers by funeral board laws for prefunded funeral insurance coverage.
In addition, regulators in certain states have hired third-party auditors to audit the unclaimed property records of insurance companies operating in those states. Among other companies, we are currently subject to these audits in a number of states and have been responding to information requests from these auditors.
Several proposals have been adopted or are currently pending to amend state insurance holding company and other laws that increase the scope of insurance company regulation. The NAIC has implemented the Own Risk and Solvency Assessment (“ORSA”), which requires U.S. insurers and insurance groups to perform an annual assessment. This requirement is being standardized across many jurisdictions. In 2018, Assurant completed ORSA reports in the U.S., Canada, Mexico, Chile and the U.K. Additional countries are expected to follow, with regimes based on Solvency II, an E.U. Directive that places regulatory, financial, governance, supervision, reporting and disclosure obligations on insurers, being implemented globally. Regulatory bodies are expected to increase the frequency of discussions between each other and the level of data sharing across borders in order to enable more consistent regulation of global companies.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
 We own six properties, including three buildings whose locations serve as headquarters for our operating segments and two buildings that serve as operations centers for Global Housing. Global Lifestyle and Global Housing share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. Global Preneed has a headquarters building in Rapid City, South Dakota. We also own a building in Milwaukee, Wisconsin that served as the headquarters of a business placed into runoff. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to fifteen years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings
We are involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. Although we cannot predict the outcome of any litigation or regulatory examinations, investigations or inquiries, it is possible that the outcome of such matters could have a material adverse effect on our consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that pending matters are likely to have a material adverse effect, individually or in the aggregate, on our financial condition. For additional information on certain legal and regulatory matters in which we are or have been involved, see Note 26 to the Consolidated Financial Statements included elsewhere in this Report.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 15, 2019, there were approximately 205 registered holders of record of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus dividends paid) on our common stock from December 31, 2013 through December 31, 2018 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and the S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2013 and that all dividends were reinvested.

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/13	TOTAL VALUES December 31,
Security / Index		2014	2015	2016	2017	2018
Assurant, Inc. Common Stock	$100.00	$104.75	$125.62	$148.42	$164.73	$149.67
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 400 MidCap Index	100.00	109.77	107.38	129.65	150.71	134.01
S&P 500 Multi-line Insurance Index*	100.00	104.77	112.35	123.89	125.17	94.58
S&P 400 Multi-line Insurance Index*	100.00	109.37	136.14	170.03	233.12	207.13

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2014	2015	2016	2017	2018
Assurant, Inc. Common Stock		4.75%	19.93%	18.14%	10.99%	(9.14)%
S&P 500 Index		13.69	1.38	11.96	21.83	(4.38)
S&P 400 MidCap Index		9.77	(2.18)	20.74	16.24	(11.08)
S&P 500 Multi-line Insurance Index*		4.77	7.24	10.27	1.03	(24.44)
S&P 400 Multi-line Insurance Index*		9.37	24.47	24.90	37.11	(11.15)

*	The S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Issuer Purchases of Equity Securities

Period in 2018	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31	—	$—	—	$293.4
February 1 – February 28	—	—	—	293.4
March 1 – March 31	—	—	—	293.4
Total first quarter	—	—	—	293.4
April 1 – April 30	—	—	—	293.4
May 1 – May 31	—	—	—	293.4
June 1 – June 30	—	—	—	293.4
Total second quarter	—	—	—	293.4
July 1 – July 31	281,010	107.28	281,010	263.3
August 1 – August 31	317,600	106.06	317,600	229.6
September 1 – September 30	185,000	104.52	185,000	210.3
Total third quarter	783,610	106.13	783,610	210.3
October 1 – October 31	332,987	103.10	332,987	176.0
November 1 – November 30	105,086	98.31	105,086	765.7
December 1 – December 31	48,000	93.94	48,000	761.2
Total fourth quarter	486,073	101.16	486,073	761.2
Total January 1 – December 31	1,269,683	$104.23	1,269,683	$761.2

(1)
Shares purchased pursuant to the November 14, 2016 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. On November 5, 2018, we publicly announced that the Board authorized us to repurchase up to an additional $600.0 million of outstanding common stock.

Dividend Policy
On January 18, 2019, the Board declared a quarterly dividend of $0.60 per common share payable on March 18, 2019 to common stockholders of record as of February 25, 2019 and a quarterly dividend of $1.625 per share of the Mandatory Convertible Preferred Stock payable on March 15, 2019 to preferred stockholders of record as of March 1, 2019. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant.
We are a holding company and, therefore, our ability to pay dividends, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our regulated U.S. domiciled insurance subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2019, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is approximately $353.3 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought.  Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions, was approximately $739.0 million for the year ended December 31, 2018.
Payments of dividends on shares of common stock are subject to the preferential rights of the Mandatory Convertible Preferred Stock and other preferred stock that the Board may create from time to time. As of December 31, 2018, we had 2,875,000 shares of the Mandatory Convertible Preferred Stock issued and outstanding.
In addition, the Credit Facility restricts payments of dividends if an event of default under the Credit Facility has occurred or if a proposed dividend payment would cause an event of default under the Credit Facility. Further, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock. For more information regarding the Credit Facility, the Subordinated Notes and restrictions on the payment of dividends by us and our insurance subsidiaries, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

Assurant, Inc.
Five-Year Summary of Selected Financial Data

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions except number of shares and per share amounts)
Consolidated Statements of Operations Data:
Revenues
Net earned premiums (1)	$6,156.9	$4,404.1	$5,007.3	$8,351.0	$8,632.1
Fees and other income	1,308.1	1,383.1	1,422.5	1,303.5	1,033.8
Net investment income	598.4	493.8	515.7	626.2	656.4
Net realized (losses) gains on investments (2)	(62.7)	30.1	162.2	31.8	60.8
Amortization of deferred gains and gains on disposal of businesses	56.9	103.9	394.5	13.0	(1.5)
Gain on pension plan curtailment	—	—	29.6	—	—
Total revenues (3)	8,057.6	6,415.0	7,531.8	10,325.5	10,381.6
Benefits, losses and expenses
Policyholder benefits (4)	2,342.6	1,870.6	1,808.5	4,742.5	4,405.3
Amortization of deferred acquisition costs and value of businesses acquired	2,300.8	1,340.0	1,351.3	1,402.6	1,485.6
Underwriting, general and administrative expenses (1)	2,980.4	2,710.4	3,442.8	3,924.1	3,688.2
Interest expense	100.3	49.5	57.6	55.1	58.4
Loss on extinguishment of debt	—	—	23.0	—	—
Total benefits, losses and expenses (3)	7,724.1	5,970.5	6,683.2	10,124.3	9,637.5
Income before provision (benefit) for income taxes (5)	333.5	444.5	848.6	201.2	744.1
Provision (benefit) for income taxes (6)	80.9	(75.1)	283.2	59.6	273.2
Net income	252.6	519.6	565.4	141.6	470.9
Less: Net income attributable to non-controlling interest	(1.6)	—	—	—	—
Net income attributable to stockholders	251.0	519.6	565.4	141.6	470.9
Less: Preferred stock dividends	(14.2)	—	—	—	—
Net income attributable to common stockholders	$236.8	$519.6	$565.4	$141.6	$470.9
Earnings per common share:
Basic	$4.00	$9.45	$9.23	$2.08	$6.52
Diluted	$3.98	$9.39	$9.13	$2.05	$6.44
Dividends per common share	$2.28	$2.15	$2.03	$1.37	$1.06
Share data:
Weighted average common shares outstanding used in basic per common share calculations	59,239,608	54,986,654	61,261,288	68,163,825	72,181,447
Plus: Dilutive securities	305,916	324,378	673,486	853,384	970,563
Weighted average common shares used in diluted per common share calculations	59,545,524	55,311,032	61,934,774	69,017,209	73,152,010
Consolidated Balance Sheets Data:
Cash and cash equivalents and total investments	$14,657.9	$12,550.3	$12,511.0	$14,283.1	$15,450.1
Total assets	$41,089.3	$31,843.0	$29,709.1	$30,036.4	$31,554.9
Policy liabilities (7)	$27,702.6	$21,218.2	$20,040.6	$19,787.1	$19,711.9
Debt	$2,006.0	$1,068.2	$1,067.0	$1,164.7	$1,163.5
Total Assurant, Inc. stockholders’ equity	$5,112.0	$4,270.6	$4,098.1	$4,524.0	$5,181.3
Per share data:
Total book value per basic common share (8)	$81.44	$80.46	$72.33	$67.92	$73.73

(1)
Amounts for the year ended December 31, 2017 decreased due to a change in program structure impacting the accounting for revenues on a net instead of gross basis for a large client in Connected Living. The change in program structure had no impact on net income.

(2)
Included in net realized (losses) gains on investments are other-than-temporary impairment losses of $0.6 million, $0.9 million, $6.9 million, $5.0 million, and less than $0.1 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(3)
The increase for the year ended December 31, 2018 reflects the acquisition of TWG on May 31, 2018. The decline for the year ended December 31, 2016 primarily relates to the Assurant Health wind-down and the sale of our Assurant Employee Benefits segment.

(4)	The year ended December 31, 2015 includes higher loss experience and adverse claim development on 2015 individual major medical policies associated with Assurant Health.

(5)
The year ended December 31, 2018 includes $214.8 million of reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), primarily related to Hurricanes Michael and Florence and fires in California. The comparable reportable catastrophes for the years ended December 31, 2017, 2016, 2015 and 2014 were $295.7 million, $157.4 million, $19.3 million and $18.5 million, respectively. Reportable catastrophe losses include only individual catastrophic events that generated losses to us in excess of $5.0 million, pre-tax.

(6)
The year ended December 31, 2017 includes a $177.0 million one-time benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA. The reduction of net deferred tax liabilities was recorded at the reportable segment level using our best estimate of deferred tax balances as of the December 22, 2017 enactment date.

(7)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(8)
Total Assurant Inc. stockholders’ equity divided by the basic common shares outstanding for total book value per basic common share calculation. At December 31, 2018, 2017, 2016, 2015 and 2014 there were 62,770,031, 53,078,396, 56,660,642, 66,606,258, and 70,276,896 common shares, respectively, outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included elsewhere in this Report. It contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings “Item 1A – Risk Factors” and “Forward-Looking Statements.”
General
We report our results through four segments: Global Housing, Global Lifestyle, Global Preneed and Total Corporate and Other. Total Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to our frozen benefit plans. Total Corporate and Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements, expenses related to the acquisition of TWG, foreign gains (losses) from remeasurement of monetary assets and liabilities, the loss on the sale of Mortgage Solutions, the gain on the sale of Time Insurance Company and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately for comparability. In addition, Assurant Employee Benefits was a separate segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report for more information.
The following discussion covers the year ended December 31, 2018 (“Twelve Months 2018”), year ended December 31, 2017 (“Twelve Months 2017”) and year ended December 31, 2016 (“Twelve Months 2016”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis.
Executive Summary
On May 31, 2018, we acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”) for a total enterprise value of $2.47 billion. This amount included $894.9 million in cash, the repayment of $595.9 million of TWG’s pre-existing debt and issuance of $975.5 million of Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital, received a total of 10,399,862 shares of Assurant, Inc. common stock. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. We expect the acquisition will enhance the Company’s position as a leading lifestyle provider, particularly within the Global Automotive business, with significant operating synergies expected and a deepened global footprint. For more information regarding the acquisition, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
On August 1, 2018, we sold our Mortgage Solutions business to Xome, an indirect wholly owned subsidiary of WMIH Corp., for $36.7 million and potential future payments based on performance. The sale includes all of Assurant’s mortgage solutions businesses consisting of title, valuations and field services. The disposition resulted in a total pre-tax loss of $40.3 million which was included in the consolidated statements of operations in Twelve Months 2018. For more information on the sale, see Note 4 to the Consolidated Financial Statements, included elsewhere in this Report.
On December 3, 2018, we sold Time Insurance Company, a subsidiary of the runoff Assurant Health business, to Haven Holdings, Inc. for cash consideration of $30.9 million. The disposition resulted in a total pre-tax gain of $18.4 million which was included in the consolidated statements of operations in Twelve Months 2018. For more information on the sale, see Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Consolidated net income attributable to common stockholders decreased $282.8 million, or 54%, to $236.8 million for Twelve Months 2018 from $519.6 million for Twelve Months 2017. The decrease was driven by the absence of a $177.0 million one-time benefit related to the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act (the “TCJA”) in 2017, an increase in net realized losses on investments and higher expenses related to the TWG acquisition. These decreases were partially offset by the impact of a lower effective tax rate, net operating income from TWG and lower reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).
Global Housing net income increased $53.4 million, or 55%, to $150.8 million for Twelve Months 2018 from $97.4 million for Twelve Months 2017, primarily due to a lower effective tax rate and lower reportable catastrophes. Segment net income for Twelve Months 2018 included $169.7 million of after-tax reportable catastrophes compared to $190.5 million of after-tax reportable catastrophes for Twelve Months 2017. Reportable catastrophes for Twelve Months 2018 reflect a corporate tax rate of 21% as compared to 35% in 2017 as a result of the enactment of the TCJA. Excluding the lower effective tax rate and reportable catastrophes, segment net income decreased due to a lower contribution from our Lender-placed Insurance business primarily due to less favorable non-catastrophe loss experience, the ongoing declines in placement rates and lower REO volumes. This decrease was partially offset by growth in Multifamily Housing and a lower net loss from our Mortgage Solutions business, which was sold on August 1, 2018.
Global Housing net earned premiums, fees and other income decreased $85.8 million to $2.09 billion for Twelve Months 2018 compared with $2.18 billion for Twelve Months 2017, primarily due to the sale of Mortgage Solutions. Excluding Mortgage Solutions, net earned premiums, fees and other income increased approximately 3% due to growth from specialty property offerings, including commercial property and Multifamily housing. These increases were partially offset by lower volumes from our REO Lender-placed Insurance product and the ongoing declines in placement rates in our Lender-placed Insurance business.
Global Lifestyle net income increased $119.7 million, or 67%, to $297.7 million for Twelve Months 2018 from $178.0 million for Twelve Months 2017. The increase was primarily driven by $74.7 million of net operating income contribution from TWG and the impact of a lower effective tax rate. Excluding the impact of these items, segment net income increased primarily due to increased income from our Connected Living business, which was driven by growth from recently launched mobile programs and continued growth in existing mobile programs, partially offset by continued declines in Global Financial Services, primarily from expected discontinued partnerships, and unfavorable foreign exchange.
Global Lifestyle net earned premiums, fees and other income increased $1.79 billion to $5.18 billion for the Twelve Months 2018 compared with $3.40 billion for Twelve Months 2017, primarily due to the addition of $1.47 billion of net earned premiums and fee income from TWG. Excluding TWG, net earned premiums, fees and other income increased 9% due to increased revenue from our Connected Living business, due to growth from existing and recently launched mobile programs, as well as growth from our Global Automotive business. These increases were partially offset by lower earned premiums and fees from our international extended service contracts and Global Financial Services business due to unfavorable foreign exchange.
Global Preneed net income increased $18.1 million, or 46%, to $57.7 million for Twelve Months 2018 from $39.6 million for Twelve Months 2017. This increase was primarily due to the lower effective tax rate. Excluding the impact of a lower effective tax rate, segment net income increased due to higher investment income and the absence of $5.0 million in after-tax software impairment recorded in 2017.
Global Preneed net earned premiums, fees and other income increased $8.5 million to $189.5 million for Twelve Months 2018 compared with $181.0 million for Twelve Months 2017 primarily due to growth in pre-funded funeral policies in the U.S. and Canada, as well as prior period sales of the Final Need product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our Connected Living, Multifamily Housing and Global Automotive businesses, and manage the pace of declines in placement rates in our Lender-placed Insurance business and the U.S. credit insurance business in Global Financial Services. In addition, our results will be impacted by our ability to integrate TWG and achieve benefits and synergies from the acquisition. Factors affecting these items, including, but not limited to, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For Twelve Months 2018, net cash provided by operating activities totaled $656.7 million; net cash used in investing activities totaled $2.20 billion and net cash provided by financing activities totaled $1.84 billion. We had $1.25 billion in cash and cash equivalents as of December 31, 2018. Please see “ – Liquidity and Capital Resources” below for further details.
Revenues
We generate revenues primarily from the sale of our insurance policies, service contracts and related products and services and from income earned on our investments. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.
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
Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends, change in market value of equity securities and sales of investments. Currently, our investment portfolio is primarily invested in fixed maturity securities. Both investment income and realized capital gains on these investments can be significantly affected by changes in interest rates.
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
Our revenues may also be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, and to manage our Lender-placed Insurance business. Our mobile business is subject to volatility in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile device market dynamics. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 2 – Risk Factors – Business and Competitive Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
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
Reserves
Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. Factors used in their calculation include experience derived from historical claim payments and actuarial assumptions. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, reporting lags, expenses, inflation rates, future investment earnings, internal claims processing costs and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves includes an element of uncertainty given that management is using historical information and methods to project future events and reserve outcomes.

The recorded reserves represent our best estimate at a point in time of the ultimate costs of settlement and administration of a claim or group of claims, based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including, but not limited to: changes in the economic cycle, inflation, changes in repair costs, natural or human-made catastrophes, judicial trends, legislative changes and claims handling procedures.
Many of these items are not directly quantifiable and not all future events can be anticipated when reserves are established. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated.
Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that future settlement amounts for claims incurred through the financial reporting date will not vary from reported claim reserves. Future loss development could require reserves to be increased or decreased, which could have a material effect on our earnings in the periods in which such increases or decreases are made. However, based on information currently available, we believe our reserve estimates are adequate. See “Item 1A – Risk Factors – Financial Risks – Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital” for more detail on this risk.
The following table provides reserve information for our reporting segment lines as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Global Preneed	$5,943.7	$322.6	$18.8	$8.8	$5,779.2	$35.7	$18.9	$8.9
Disposed and runoff businesses	3,185.0	20.1	655.7	64.0	4,493.3	34.9	1,259.3	122.1
All other	112.2	0.2	2.0	1.3	124.9	0.2	1.3	1.3
Short Duration Contracts:
Global Lifestyle	—	13,819.6	133.2	326.9	—	5,518.7	73.3	204.4
Global Housing	—	1,472.5	183.3	468.0	—	1,434.9	669.4	589.3
Disposed and runoff businesses	—	13.0	777.3	174.4	—	14.2	766.6	67.4
Total	$9,240.9	$15,648.0	$1,770.3	$1,043.4	$10,397.4	$7,038.6	$2,788.8	$993.4

For additional information regarding our reserves, see Note 16 to the Consolidated Financial Statements included elsewhere in this Report.
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
Global Housing and Global Lifestyle
Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. Both paid claims development as well as case incurred development are typically analyzed at the product or product grouping level, considering product size and data credibility. The reserving methods widely employed by us include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson methods. For Global Housing, reportable catastrophes are analyzed and reserved for separately using a frequency and severity approach.
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

•
consideration of the distribution of loss reserves, management’s selection of the best estimate that may exceed an estimate based on median values, suggesting that favorable development may be more likely than unfavorable development; and

•	hindsight testing of prior loss estimates - the loss estimates on some product lines will vary from actual loss experience more than others.
When employing the reserving methods, consideration is given to contractual requirements, historical utilization trends and payment patterns, coverage changes, seasonality, product mix, the legislative and regulatory environment, economic factors, natural catastrophes, and other relevant factors. We consistently apply reserving principles and methodologies from year to year, while also giving due consideration to the potential variability of these factors.
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2018 would be as follows:

Change in both loss frequency and severity for all Global Housing and Global Lifestyle	Ultimate cost of claims occurring in 2018	Change in cost of claims occurring in 2018
3% higher	$1,179.0	$67.6
2% higher	$1,156.0	$44.6
1% higher	$1,134.0	$22.6
Base scenario (1)	$1,111.4	$—
1% lower	$1,089.0	$(22.4)
2% lower	$1,066.0	$(45.4)
3% lower	$1,044.0	$(67.4)

(1)	Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2018 for Global Housing and Global Lifestyle.

Disposed and Runoff Short Duration Lines
We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carried case reserves for these liabilities, as recommended by the various pool managers, and IBNR reserves totaling $26.9 million (before reinsurance) and $22.9 million (net of reinsurance) at December 31, 2018. Estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. Based on information currently available, and after consideration of the reserves reflected in the Consolidated Financial Statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
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
For preneed life insurance issued after 2008 with discretionary death benefit growth, the universal life-type accounting model is applied whereby reserve assumptions are made without provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates, lapse rates, and future death benefit increases are based upon pricing assumptions.
For preneed life insurance issued after 2008 with either no death benefit growth or death benefit growth linked to an inflation index, the long-duration accounting model is applied whereby reserve assumptions are made with provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates and lapse rates are based upon pricing assumptions. For contracts with minimum benefit increases associated with an inflation index, the reserves assume expected benefit increases equal to a selected discount rate less a spread.
For preneed life insurance issued prior to 2009, the long-duration accounting model is applied whereby reserve assumptions are made with provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates, lapse rates, and future death benefit increases are based upon pricing assumptions.
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
Disposed and Runoff Long Duration Lines
Risks related to the reserves recorded for certain discontinued individual life, annuity, and long-term care insurance policies have been fully ceded via reinsurance. While we have not been released from our contractual obligation to the policyholders, changes in and deviations from economic, mortality, morbidity, and withdrawal assumptions used in the calculation of these reserves will not directly affect our results of operations unless there is a default by the assuming reinsurer.

Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”)
Only direct incremental costs associated with the successful acquisition of new or renewal insurance contracts are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions and premium taxes. Certain direct response advertising expenses are deferred when the primary purpose of the advertising is to elicit sales to customers who can be shown to have specifically responded to the advertising and the direct response advertising results in probable future benefits.
Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of investment income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a loss (and related liability) is recorded for the excess deficiency.
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
Short Duration Contracts
Acquisition costs relating to extended service contracts, vehicle service contracts, mobile device protection, credit insurance, lender-placed homeowners insurance and flood, multifamily housing and manufactured housing are amortized over the term of the contracts in relation to premiums earned. These acquisition costs consist primarily of advance commissions paid to agents.
Acquisition costs relating to disposed lines of business (group term life, group disability, group dental and group vision) consist primarily of compensation to sales representatives. Such costs are deferred and amortized over the estimated terms of the underlying contracts.
VOBA
As part of the acquisition of businesses that sell long-term extended service contracts, such as warranty contracts sold by TWG, and long-duration insurance contracts, such as life products, we establish an intangible asset related to VOBA, which represents the fair value of the expected future profits in unearned premium for insurance contracts acquired. For vehicle service contracts and extended service contracts such as those purchased in connection with the TWG acquisition, the amount is determined using estimates, for premium earnings patterns, paid loss development patterns, expense loads, and discount rates applied to cash flows that include a provision for credit risk. For vehicle service contracts and extended service contracts, VOBA is amortized consistent with the premium earning patterns of the underlying in-force contracts. For limited payment policies, preneed life insurance policies, universal life policies and annuities, the valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated claim or benefit reserves and is amortized over the expected life of the policies.
Investments
We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are timely identified, properly valued and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, our intent and ability to retain the investment for a period of time sufficient to allow for recovery and our intent to sell or whether it is more likely than not that we will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events that affect one or more companies, industry sectors, or countries could result in additional impairments in future periods for other-than-temporary declines in value.

The impairment of a fixed maturity security that we have the intent to sell or that we will more likely than not be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, we are required to analyze our ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings equals the difference between the amortized cost of the fixed maturity security and its net present value.
See also Notes 2 and 7 to the Consolidated Financial Statements included elsewhere in this Report and “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to market risk, including changes in interest rates that may adversely affect our results of operations and financial condition” and “ – Investments” contained later in this item.
Reinsurance
Reinsurance recoverables were $9.17 billion and $9.79 billion as of December 31, 2018 and 2017, respectively, which include amounts we are owed by reinsurers for claims paid as well as those included in reserve estimates that are subject to the reinsurance. Reinsurance premiums paid are amortized as reductions to premium over the terms of the underlying reinsured policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, historical disputes of reinsurance liabilities, management’s experience and current economic conditions. The ceding of insurance does not discharge our primary liability to our insureds.
We have used reinsurance to exit certain businesses, including Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4.41 billion and $6.49 billion at December 31, 2018 and 2017, respectively.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2018 and 2017:

	2018	2017
Ceded future policyholder benefits and expense	$3,132.3	$4,440.9
Ceded unearned premium	3,876.3	2,014.5
Ceded claims and benefits payable	2,046.1	3,183.0
Ceded paid losses	111.3	151.8
Total	$9,166.0	$9,790.2

We utilize reinsurance for loss protection and capital management, business dispositions and, in Global Lifestyle and Global Housing, client risk and profit sharing. See also “Item 1A – Risk Factors – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers,” and “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.”
Retirement and Other Employee Benefits
We sponsor a qualified pension plan (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. Effective March 1, 2016, benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the retirement health benefits plan were frozen. The reported amounts associated with these plans requires an extensive use of assumptions which include, but are not limited to, the discount rate and expected return on plan assets. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets which is not changed by minor short-term market fluctuations, but does change when large prolonged interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions and higher or lower withdrawal rates.
Contingencies
A loss contingency is recorded if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or, if no one estimated amount within the range of possible losses is more probable than any other, we record an estimated reserve at the low end of the estimated range. Contingencies affecting us primarily relate to legal and regulatory matters which are inherently difficult to evaluate and are subject to significant changes.

Deferred Taxes
Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. We have deferred tax assets resulting from temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 11 to the Consolidated Financial Statements included elsewhere in this Report.
As of December 31, 2018 and 2017, we had a cumulative valuation allowance of $26.4 million and $9.2 million, respectively, against deferred tax assets of international subsidiaries. The change during the period related to the new valuation allowance carried by TWG of $17.8 million, as partially offset by a cumulative income tax benefit of $0.6 million related to the release of valuation allowances against foreign net operating loss carryforwards and other deferred tax assets. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient future taxable income of the same character in the same jurisdiction.
In determining whether the deferred tax asset is realizable, we weighed all available evidence, both positive and negative. We considered all sources of taxable income available to realize the asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences, carry forwards and tax-planning strategies.
     We believe it is more likely than not that the remainder of our deferred tax assets will be realized. Accordingly, other than as noted herein for certain international subsidiaries, a valuation allowance has not been established.
Future reversal of the valuation allowance will be recognized either when the benefit is realized or when we determine that it is more likely than not that the benefit will be realized. Depending on the nature of the taxable income that results in a reversal of the valuation allowance, and on management’s judgment, the reversal will be recognized either through other comprehensive income (loss) or through continuing operations in the consolidated statements of operations. Likewise, if we determine that it is not more likely than not that we would be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be recorded through a charge to continuing operations in the consolidated statements of operations in the period such determination is made.
In determining the appropriate valuation allowance, management makes judgments about recoverability of deferred tax assets, use of tax loss and tax credit carryforwards, levels of expected future taxable income and available tax planning strategies. The assumptions used in making these judgments are updated periodically by management based on current business conditions that affect us and overall economic conditions. These management judgments are therefore subject to change based on factors that include, but are not limited to, changes in expected capital gain income in the foreseeable future and our ability to successfully execute our tax planning strategies. See also “Item 1A – Risk Factors – Financial Risks – The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.”
 Valuation and Recoverability of Goodwill
Our goodwill related to previous acquisitions of businesses was $2.32 billion and $917.7 million as of December 31, 2018 and 2017, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
Goodwill is tested for impairment at the reporting unit level, which is either at the operating segment or one level below, if that component is a business for which discrete financial information is available and segment management regularly reviews such information. Components within an operating segment can be aggregated into one reporting unit if they have similar economic characteristics. A goodwill impairment loss is measured as the excess of the carrying value, including goodwill, of the reporting unit over its fair value. An impairment loss is limited to the amount of goodwill allocated to the reporting unit.
Prior to 2018, our reporting units for goodwill testing qualified for aggregation at the same level as our operating segments. In 2018, given the expansion of our business and the TWG acquisition, the three reporting units within our Global Lifestyle operating segment no longer qualified for aggregation due to further differentiation of certain components of underlying products, including the economics and distribution of the various products. As a result, Connected Living, Global Automotive and Global Financial Services reporting units were evaluated and tested separately. The carrying amount of our Global Lifestyle legacy goodwill was allocated based on the fair value of the three new reporting units. The carrying amount of our goodwill from the TWG acquisition was allocated to the three new reporting units based on the acquisition multiple and implied forward earnings contribution of each reporting unit.
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2018	2017
Global Housing	$379.5	$386.7
Global Lifestyle (1)	1,804.7	392.8
Global Preneed	137.6	138.2
Total	$2,321.8	$917.7
 (1) As of December 31, 2018, $451.2 million, $1.28 billion, and $72.2 million of goodwill was assigned to Connected Living, Global Automotive and Global Financial Services reporting units, respectively.

In the fourth quarter of 2018, using our test date of October 1, 2018, we performed a quantitative goodwill impairment assessment for all reporting units. Based on this assessment, we determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts.
The following describes the various valuation methodologies used in the quantitative test which were weighted using our judgment as to which were the most representative in determining the estimated fair value of our reporting units.
A Dividend Discount Method (“DDM”) was used to value each of the five reporting units based upon the present value of expected cash flows available for distribution over future periods. Cash flows were estimated for a discrete projection period based on detailed assumptions, and a terminal value was calculated to reflect the value attributable to cash flows beyond the discrete period. Cash flows and the terminal value were then discounted using the reporting unit’s estimated cost of capital. The estimated fair value of the reporting unit represented the sum of the discounted cash flows and terminal value.
A Guideline Company Method, in which we identified a group of peer companies that have similar operations to the reporting unit, was used; however, direct peer comparisons for our reporting units were limited. This method was used to value each reporting unit based upon its relative performance to peer companies, based on several measures, including price to trailing 12 month earnings, price to projected earnings, price to tangible net worth and return on equity.
A Guideline Transaction Method was used to value each reporting unit based on available data concerning the purchase prices paid in acquisitions of similar companies operating in the insurance industry. The application of certain financial multiples calculated from these transactions provided an indication of estimated fair value of the reporting units.
While all three valuation methodologies were considered in assessing fair value, the DDM was weighed more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise. In addition, the relative lack of comparable acquisition transactions and directly comparable companies, made the other methods less credible.
Following the quantitative test, we concluded that the estimated fair value of the Global Housing reporting unit exceeded its net book value by 95%, the estimated fair value of the Connected Living reporting unit exceeded its net book value by 148%, the estimated fair value of the Global Automotive reporting unit exceeded its net book value by 15%, the estimated fair value of the Global Financial Services reporting unit exceeded its net book value by 5% and the estimated fair value of the Global Preneed reporting unit exceeded its net book value by 32%.
The determination of fair value of our reporting units requires many estimates and assumptions. These estimates and assumptions include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, an increase of the discount rate of more than 48 basis points, with all other assumptions held constant, for Global Financial Services would result in its estimated fair value being less than its net book value as of December 31, 2018. Likewise, a reduction of 112 basis points in the terminal growth rate, with all other assumptions held constant, for Global Financial Services would result in its estimated fair value being less than its net book value as of December 31, 2018. Additionally, an increase in the discount rate of more than 125 basis points, with all other assumptions held constant, for Global Automotive would result in its estimated fair value being less than its net book value as of December 31, 2018. Likewise, a reduction of 301 basis points in the terminal growth rate, with all other assumptions held constant, for Global Automotive would result in its estimated fair value being less than its net book value as of December 31, 2018. Given the much larger excess of fair value over book value for our Global Housing, Connected Living and Global Preneed reporting units it would take much more significant movements in our estimates and assumptions in order for their estimated fair values to be less than their net book values.

We evaluated the significant assumptions used to determine the estimated fair values of Global Housing, Connected Living, Global Automotive, Global Financial Services and Global Preneed, both individually and in the aggregate, and concluded they are reasonable. However, should the operating results of these reporting units decline substantially compared to projected results, or should further interest rate declines increase the net unrealized investment portfolio gain position, we could determine that we need to perform an updated impairment test due to the potential impairment indicators, which may require the recognition of a goodwill impairment loss in any of our reporting units.
Had the net book value for any of our reporting units exceeded its estimated fair value in the quantitative test, we would have recognized a goodwill impairment loss for the difference up to the amount of goodwill allocated to the reporting unit.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.
Results of Operations

Assurant Consolidated

Overview

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Net earned premiums	$6,156.9	$4,404.1	$5,007.3
Fees and other income	1,308.1	1,383.1	1,422.5
Net investment income	598.4	493.8	515.7
Net realized gains on investments	(62.7)	30.1	162.2
Amortization of deferred gains and gains on disposal of businesses	56.9	103.9	394.5
Gain on pension plan curtailment	—	—	29.6
Total revenues	8,057.6	6,415.0	7,531.8
Benefits, losses and expenses:
Policyholder benefits	2,342.6	1,870.6	1,808.5
Amortization of deferred acquisition costs and value of business acquired	2,300.8	1,340.0	1,351.3
Underwriting, general and administrative expenses	2,980.4	2,710.4	3,442.8
Interest expense	100.3	49.5	57.6
Loss on extinguishment of debt	—	—	23.0
Total benefits, losses and expenses	7,724.1	5,970.5	6,683.2
Income before provision (benefit) for income taxes	333.5	444.5	848.6
Provision (benefit) for income taxes	80.9	(75.1)	283.2
Net income	252.6	519.6	565.4
Less: Net income attributable to non-controlling interest	(1.6)	—	—
Net income attributable to stockholders	251.0	519.6	565.4
Less: Preferred stock dividends	(14.2)	—	—
Net income attributable to common stockholders	$236.8	$519.6	$565.4

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Consolidated net income attributable to common stockholders decreased $282.8 million, or 54%, to $236.8 million for Twelve Months 2018 from $519.6 million for Twelve Months 2017. The decrease was primarily related to the absence of a $177.0 million tax benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA that was recorded in 2017 and an increase in net realized losses on investments. The decrease was also due to an increase in expenses related to the TWG acquisition including a $58.8 million increase in after-tax net acquisition and integration expenses and a $32.2 million increase in after-tax interest expense and preferred dividends from acquisition related financing. Additionally, the decrease was due to lower amortization of deferred gains associated with the sale of Assurant Employee Benefits, a $31.9 million after-tax loss on the sale of our Mortgage Solutions business and the absence of a $27.1 million tax benefit from the release of a reserve for uncertain tax positions included in 2017. These decreases were partially offset by the impact of a lower effective tax rate due to the TCJA, $74.7 million of net operating income from TWG and a decrease in reportable catastrophes.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Consolidated net income attributable to common stockholders decreased $45.8 million, or 8%, to $519.6 million for Twelve Months 2017 from $565.4 million for Twelve Months 2016. The decrease was primarily related to $266.5 million of lower after-tax net gains, including a reduction in amortization of deferred gains and net realized gains on investments associated with the sale of Assurant Employee Benefits. Twelve Months 2017 also included a $90.1 million after-tax increase in reportable catastrophes primarily in Global Housing, as previously mentioned. These items were partially offset by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities, a $51.6 million after-tax improvement in the results of our Assurant Health run-off operations, and a $27.1 million tax benefit from the release of a reserve for uncertain tax positions. Additionally, the decrease was partially offset by a $25.6 million increase from Global Lifestyle, excluding reportable catastrophes, that was driven by higher contributions from the Connected Living and Global Automotive businesses, lower lender placed insurance regulatory expenses and the absence of debt extinguishment expenses incurred in 2016.

Global Housing

Overview

The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Net earned premiums	$1,806.2	$1,761.4	$1,829.1
Fees and other income	283.0	413.6	459.7
Net investment income	80.8	75.6	72.7
Total revenues	2,170.0	2,250.6	2,361.5
Benefits, losses and expenses:
Policyholder benefits	938.4	958.4	828.6
Amortization of deferred acquisition costs and value of business acquired	204.5	194.9	238.2
Underwriting, general and administrative expenses	837.1	953.0	1,013.7
Total benefits, losses and expenses	1,980.0	2,106.3	2,080.5
Segment income before provision for income taxes	190.0	144.3	281.0
Provision for income taxes	39.2	46.9	92.4
Segment net income	$150.8	$97.4	$188.6
Net earned premiums, fees and other income:
Lender-placed Insurance	$1,149.7	$1,224.9	$1,317.2
Multifamily Housing	406.1	366.3	320.9
Mortgage Solutions	116.1	257.7	329.3
Manufactured Housing and Other	417.3	326.1	321.4
Total	$2,089.2	$2,175.0	$2,288.8
Ratio:
Combined ratio for risk-based businesses (1)	97.7%	99.1%	91.1%

(1)
The combined ratio for risk-based businesses equals total benefits, losses and expenses, including reportable catastrophe losses, divided by net earned premiums, fees and other income for Lender-placed Insurance and Manufactured Housing and Other insurance businesses.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Income

Segment net income increased $53.4 million, or 55%, to $150.8 million for Twelve Months 2018 from $97.4 million for Twelve Months 2017, primarily due to a lower effective tax rate and lower reportable catastrophes. Segment net income for Twelve Months 2018 included $169.7 million of after-tax reportable catastrophes compared to $190.5 million of after-tax reportable catastrophes for Twelve Months 2017. Reportable catastrophes for Twelve Months 2018 reflect a corporate tax rate at 21% as compared to 35% in 2017 as a result of the enactment of the TCJA. Excluding the lower effective tax rate and reportable catastrophes, segment net income decreased due to a lower contribution from our Lender-placed Insurance business primarily due to less favorable non-catastrophe loss experience, the ongoing declines in placement rates and lower REO volumes. This decrease was partially offset by growth in Multifamily Housing and lower net loss from our Mortgage Solutions business, which was sold on August 1, 2018.

Total Revenues

Total revenues decreased $80.6 million, or 4%, to $2.17 billion for Twelve Months 2018 from $2.25 billion for Twelve Months 2017. Net earned premiums increased $44.8 million, or 3%, primarily due to growth from renters insurance in Multifamily Housing, additional premiums from new commercial property and liability business and lower reinsurance reinstatement and other premiums related to 2017 catastrophes, partially offset by lower volumes from our REO Lender-placed Insurance product and the ongoing declines in placement rates in our Lender-placed Insurance business. Fees and other income decreased $130.6 million, or 32%, primarily due to the sale of our Mortgage Solutions business. Net investment income increased $5.2 million, or 7%, primarily due to higher income from real estate related fund investments.

 Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased to $1.98 billion for Twelve Months 2018 from $2.11 billion for Twelve Months 2017. Total policyholder benefits decreased $20.0 million, or 2%, primarily due to a $69.2 million decrease in reportable catastrophe losses, partially offset by less favorable non-catastrophe loss experience from our Lender-placed Insurance business. Underwriting, general and administrative expenses decreased $115.9 million, or 12%, primarily due to a decrease in expenses resulting from the sale of our Mortgage Solutions business, partially offset by higher information technology expenses.

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

Total Revenues

Total revenues decreased $110.9 million, or 5%, to $2.25 billion for Twelve Months 2017 from $2.36 billion for Twelve Months 2016. Net earned premiums decreased $67.7 million, or 4%, mainly due to a decline in placement rates in our Lender-placed Insurance business and $22.4 million of reinstatement and other premiums from the increase in reportable catastrophes, partially offset by growth in Multifamily Housing. Fees and other income decreased $46.1 million, or 10%, mainly due to a decrease in Mortgage Solutions fee income driven by lower demand for originations and field services and reduced client volumes.

 Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased to $2.11 billion for Twelve Months 2017 from $2.08 billion for Twelve Months 2016. Total policyholder benefits increased $129.8 million, or 16%, mainly due to a $118.3 million increase in net losses, excluding reinstatement and other premiums, from reportable catastrophes. Reportable catastrophe losses include only individual catastrophic events that generated losses to us in excess of $5.0 million, pre-tax and net of reinsurance. There was also an increase in non-catastrophe losses primarily due to the impact of lower premium rates and higher weather losses. Underwriting, general and administrative expenses decreased $60.7 million, or 6%, mainly driven by the reduction in our Mortgage Solutions business, lower lender placed regulatory expenses and an increased focus on expense management. Also contributing to this decrease were fees and reimbursements from the NFIP for processing flood claims for Hurricane Harvey.

Global Lifestyle

Overview

The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Net earned premiums	$4,291.8	$2,576.5	$2,901.4
Fees and other income	891.5	819.7	804.7
Net investment income	189.4	114.6	113.1
Total revenues	5,372.7	3,510.8	3,819.2
Benefits, losses and expenses:
Policyholder benefits	1,145.6	700.4	663.8
Amortization of deferred acquisition costs and value of business acquired	2,025.8	1,083.3	1,045.9
Underwriting, general and administrative expenses	1,812.6	1,480.8	1,901.8
Total benefits, losses and expenses	4,984.0	3,264.5	3,611.5
Segment income before provision for income taxes	388.7	246.3	207.7
Provision for income taxes	91.0	68.3	53.3
Segment net income	$297.7	$178.0	$154.4
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$2,800.6	$2,156.0	$2,570.1
Global Automotive	1,909.2	782.8	715.8
Global Financial Services	473.5	457.4	420.2
Total	$5,183.3	$3,396.2	$3,706.1
Net earned premiums, fees and other:
Domestic	$3,560.9	$2,159.8	$2,561.6
International	1,622.4	1,236.4	1,144.5
Total	$5,183.3	$3,396.2	$3,706.1
Ratios:
Combined ratio for risk-based businesses (1)	97.2%	96.2%	95.9%
Pre-tax income margin for fee-based, capital-light businesses (2)	7.0%	5.7%	3.5%

(1)
The combined ratio for risk-based businesses equals to total benefits, losses and expenses divided by net earned premiums, fees and other income for Global Automotive and Global Financial Services insurance businesses.

(2)	The pre-tax income margin for fee-based, capital-light businesses equals income before provision for income taxes divided by net earned premiums, fees and other income for Connected Living.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Income

Segment net income increased $119.7 million, or 67%, to $297.7 million for Twelve Months 2018 from $178.0 million for Twelve Months 2017, benefiting from the acquisition of TWG, which contributed $74.7 million of net operating income, and a lower effective tax rate following the enactment of the TCJA. Additionally, segment net income for Twelve Months 2018 included $9.3 million in after-tax benefits for client recoverables and $3.9 million of nonrecurring tax benefits, compared to $12.5 million and $9.6 million, respectively, for Twelve Months 2017. Excluding the impact of these items, segment net income increased primarily due to increased income from our Connected Living business, which was primarily driven by growth from recently launched mobile programs and continued growth in existing mobile programs, partially offset by higher mobile loss experience, continued declines in Global Financial Services, primarily from expected discontinued partnerships, and unfavorable foreign exchange.

Total Revenues

Total revenues increased $1.86 billion, or 53%, to $5.37 billion for Twelve Months 2018 from $3.51 billion for Twelve Months 2017, primarily attributable to TWG. Excluding the impact of TWG, net earned premiums increased $282.0 million, or 11%, mostly driven by increased revenue from our Connected Living business, due to growth from existing and recently launched mobile programs, as well as growth from our Global Automotive business. This increase was partially offset by unfavorable foreign exchange. Excluding the impact of TWG, fees and other income increased $31.5 million, or 4%, primarily driven by growth from recently launched mobile programs, partially offset by a decrease from our mobile repair and logistics business due to lower average selling price, and continued declines in Global Financial Services mainly driven by anticipated discontinued partnerships. Excluding the impact of TWG, net investment income increased $12.3 million, or 11%, primarily due to higher income from real estate related fund investments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $1.72 billion, or 53%, to $4.98 billion for Twelve Months 2018 from $3.26 billion for Twelve Months 2017. The increase in total benefits, losses and expenses was primarily due to TWG. Excluding the impact of TWG, policyholder benefits increased $77.9 million, or 11%, primarily due to growth from our global mobile and Global Automotive businesses. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $89.7 million, or 8%, primarily due to growth from our Global Automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $130.7 million, or 9%, primarily due to the growth from our global mobile programs and Global Automotive businesses, partially offset by unfavorable foreign exchange.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income

Segment net income increased $23.6 million, or 15%, to $178.0 million for Twelve Months 2017 from $154.4 million for Twelve Months 2016. The increase was primarily driven by our Connected Living business due to higher contributions from extended service contracts from original equipment manufacturer clients and other distribution channels as well as growth in our mobile business, partially offset by lower volume from our domestic repair and logistics business. The increase was also driven by growth in our domestic vehicle protection business. Results for Twelve Months 2017 included $12.5 million in after-tax benefits for client recoverables, for both service contracts and mobile over the course of the year, and $9.6 million of nonrecurring tax benefits. Results for Twelve Months 2016 included $18.0 million in tax benefits related to a redemption of shares in our international markets.

Total Revenues

Total revenues decreased $308.4 million, or 8%, to $3.51 billion for Twelve Months 2017 from $3.82 billion for Twelve Months 2016. Net earned premiums decreased $324.9 million, or 11%, due to a change in program structure in the fourth quarter of 2016 impacting the accounting for revenues from our Connected Living business for a previously disclosed large service contract client on a net instead of gross basis. This change has no impact to our earnings. Excluding the program structure change, Twelve Months 2017 net earned premiums increased 7% primarily due to growth from our Connected Living business mainly driven by global mobile, as well as growth from international credit and domestic vehicle protection businesses. Fees and other income increased $15.0 million, or 2%, primarily driven by growth in our Connected Living business, specifically in our global mobile programs and inclusive of the aforementioned client recoverable, partially offset by lower volume from domestic mobile repair and logistics businesses.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $347.0 million, or 10%, to $3.26 billion for Twelve Months 2017 from $3.61 billion for Twelve Months 2016. The decreases were impacted by the aforementioned change in program structure in the fourth quarter of 2016. Excluding this program structure change, Policyholder benefits increased 11%, primarily driven by growth in our global mobile protection programs, mostly in Europe, in our Connected Living business and in our international credit insurance business. Excluding the program structure change, amortization of deferred acquisition costs and value of business acquired, underwriting, general and administrative expenses increased 3%, primarily due to growth in our Connected Living business, specifically from our international mobile programs, partially offset by lower volumes in our domestic repairs and logistics business. Additionally, the increase was driven by growth in our international credit insurance and domestic vehicle protection businesses.

Global Preneed
Overview

The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Net earned premiums	$58.4	$59.5	$61.7
Fees and other income	131.1	121.5	109.6
Net investment income	278.0	262.0	259.8
Total revenues	467.5	443.0	431.1
Benefits, losses and expenses:
Policyholder benefits	263.3	259.1	250.4
Amortization of deferred acquisition costs and value of business acquired	70.5	61.8	61.4
Underwriting, general and administrative expenses	60.1	63.1	55.5
Total benefits, losses and expenses	393.9	384.0	367.3
Segment income before provision for income taxes	73.6	59.0	63.8
Provision for income taxes	15.9	19.4	21.5
Segment net income	$57.7	$39.6	$42.3

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Income

Segment net income increased $18.1 million, or 46%, to $57.7 million for Twelve Months 2018 from $39.6 million for Twelve Months 2017, primarily due to a lower effective tax rate. Excluding the impact of the lower effective tax rate, segment net income increased due to the absence of a $5.0 million after-tax software impairment included in 2017, an increase in investment income from real estate investments, an increase in invested assets consistent with the growth of the domestic preneed business and higher yields. The increases were partially offset by an increase in information technology expenses and an increase in benefits on policies in runoff pegged to the Consumer Price Index.

Total Revenues

Total revenues increased $24.5 million, or 6%, to $467.5 million for Twelve Months 2018 from $443.0 million for Twelve Months 2017. Fees and other income increased $9.6 million, or 8%, primarily due to growth in the domestic preneed business and the final need product. Net investment income increased $16.0 million, or 6%, primarily due to higher income from sales of certain real estate joint venture partnerships, an increase in invested assets consistent with the growth of the domestic preneed business and higher yields.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $9.9 million, or 3%, to $393.9 million for Twelve Months 2018 from $384.0 million for Twelve Months 2017, primarily due to growth in the preneed business, an increase in benefits on policies in runoff pegged to the Consumer Price Index and increased information technology expenses. The increase was partially offset by the absence of a $7.7 million impairment of software included in 2017.

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

Assurant Employee Benefits

Overview

The table below presents information regarding the Assurant Employee Benefits segment’s results of operations, through the sale date of March 1, 2016:

For the Year Ended December 31,
2016
Revenues:
Net earned premiums	$178.0
Fees and other income	4.2
Net investment income	17.3
Total revenues	199.5
Benefits, losses and expenses:
Policyholder benefits	118.4
Amortization of deferred acquisition costs and value of business acquired	5.8
Underwriting, general and administrative expenses	61.5
Total benefits, losses and expenses	185.7
Segment income before provision for income taxes	13.8
Provision for income taxes	5.3
Segment net income	$8.5

On March 1, 2016, we sold our Assurant Employee Benefits segment to Sun Life Assurance Company of Canada, a wholly owned subsidiary of Sun Life Financial, Inc. For more information on the sale see Note 4 to the Consolidated Financial Statements, included elsewhere in this Report.

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

Total Corporate and Other

The table below presents information regarding the Total Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2018			2017			2016
	Corporate and Other	Assurant Health	Total Corporate and Other	Corporate and Other	Assurant Health	Total Corporate and Other	Corporate and Other	Assurant Health	Total Corporate and Other
Revenues:
Net earned premiums	$—	$0.5	$0.5	$—	$6.7	$6.7	$—	$37.1	$37.1
Fees and other income	2.1	0.4	2.5	24.8	3.5	28.3	24.5	19.8	44.3
Net investment income	47.6	2.6	50.2	35.1	6.5	41.6	44.0	8.8	52.8
Net realized gains (losses) on investments (1)	(62.7)	—	(62.7)	30.1	—	30.1	162.2	—	162.2
Amortization of deferred gains and gains on disposal of businesses	56.9	—	56.9	103.9	—	103.9	394.5	—	394.5
Gain on pension plan curtailment	—	—	—	—	—	—	29.6	—	29.6
Total revenues	43.9	3.5	47.4	193.9	16.7	210.6	654.8	65.7	720.5
Benefits, losses and expenses:
Policyholder benefits	—	(4.7)	(4.7)	—	(47.3)	(47.3)	—	(52.7)	(52.7)
Amortization of deferred acquisition costs and value of business acquired	—	—	—	—	—	—	—	—	—
Underwriting, general and administrative expenses (2)	265.6	5.0	270.6	165.5	48.0	213.5	244.6	165.7	410.3
Interest expense	100.3	—	100.3	49.5	—	49.5	57.6	—	57.6
Loss on extinguishment of debt	—	—	—	—	—	—	23.0	—	23.0
Total benefits, losses and expenses	365.9	0.3	366.2	215.0	0.7	215.7	325.2	113.0	438.2
Segment (loss) income before (benefit) provision for income taxes	(322.0)	3.2	(318.8)	(21.1)	16.0	(5.1)	329.6	(47.3)	282.3
(Benefit) provision for income taxes	(65.8)	0.6	(65.2)	(215.1)	5.4	(209.7)	117.0	(6.3)	110.7
Segment net (loss) income	(256.2)	2.6	(253.6)	194.0	10.6	204.6	212.6	(41.0)	171.6
Less: Net income attributable to non-controlling interest	(1.6)	—	(1.6)	—	—	—	—	—	—
Net (loss) income attributable to stockholders	(257.8)	2.6	(255.2)	194.0	10.6	204.6	212.6	(41.0)	171.6
Less: Preferred stock dividends	(14.2)	—	(14.2)	—	—	—	—	—	—
Net (loss) income attributable to common stockholders	$(272.0)	$2.6	$(269.4)	$194.0	$10.6	$204.6	$212.6	$(41.0)	$171.6

(1)	Net realized gains on investments for Corporate and Other in Twelve Months 2016 includes $146.7 million of gains included in overall net gain from the sale of Assurant Employee Benefits.

(2)
Underwriting, general and administrative expenses for Corporate and Other in Twelve Months 2016 includes $26.6 million of loss on the retroactive component that was included within the net gain from the sale of Assurant Employee Benefits.

Corporate and Other

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Income (Loss) Attributable to Common Stockholders

Corporate and Other had a net loss attributable to common stockholders of $272.0 million for Twelve Months 2018 compared with net income attributable to common stockholders of $194.0 million for Twelve Months 2017. The change was primarily related to the absence of a $177.0 million tax benefit from the reduction of net deferred tax liabilities that was recorded in 2017 and an increase in net realized losses on investments and an increase in expenses related to the TWG acquisition. Additionally, the decrease was due to lower amortization of deferred gains associated with the sale of Assurant Employee Benefits, a $31.9 million after-tax loss on the sale of our Mortgage Solutions business, the absence of a $27.1 million tax benefit from the release of a reserve for uncertain tax positions included in 2017 and $14.7 million of net losses from foreign exchange, primarily driven by the remeasurement of net monetary assets from our operations in Argentina.

Total Revenues

Total revenues decreased $150.0 million or 77%, to $43.9 million for Twelve Months 2018 compared with $193.9 million for Twelve Months 2017. The decrease was primarily related to a $92.8 million unfavorable change in net realized gains (losses) on investments mostly driven by a $64.8 million decrease from fixed income securities that were sold at a net loss in 2018 as compared to a net gain in 2017 due to the effect of an increase in interest rates on the market value of fixed maturity securities. Additionally, Twelve Months 2018 includes $18.8 million of net unrealized losses from the change in fair value of equity securities, following an accounting change requiring fair value changes to be recognized in income beginning January 1, 2018. Prior to 2018, the net unrealized gains and losses on equity securities were recorded in other comprehensive income. The remaining decrease in revenues was due to a $47.0 million reduction in amortization of deferred gains primarily associated with the sale of Assurant Employee Benefits and a reduction in income from transitional services provided in connection with the sale of Assurant Employee Benefits. These transitional services were contractually completed in the first half of 2018. Additionally, the decrease was partially offset by an increase in net investment income mostly driven by $4.8 million in third-party investment management fees from consolidated investment entities and $4.5 million of income from sales of certain real estate joint venture partnerships.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $150.9 million or 70%, to $365.9 million in Twelve Months 2018 compared with $215.0 million in Twelve Months 2017. The increase was primarily due to a $50.4 million increase in transaction and integration expenses associated with the TWG acquisition, a $50.8 million increase in interest expense primarily due to additional interest from acquisition related financing and a $40.3 million net loss on the sale of our Mortgage Solutions business. The increase in total benefits, losses and expenses was also due to a $20.8 million loss from an impairment of certain intangible assets associated with the acquisition of Green Tree Insurance Agency (as partially offset by a $4.8 million reduction of a contingent earn-out liability) in the fourth quarter of 2018, a $15.2 million reduction in net pension benefit and $14.7 million of net losses from foreign exchange, primarily related to the remeasurement of net monetary assets from our operations in Argentina. These decreases were partially offset by a gain on the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business and absence of $17.4 million of expenses pertaining to an estimated indemnification related to a previous disposition that was recorded in 2017.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income (Loss) Attributable to Common Stockholders

Corporate and Other net income decreased $18.6 million or 9%, to $194.0 million for Twelve Months 2017 compared with $212.6 million for Twelve Months 2016. The decrease was primarily related to $266.5 million of lower after-tax net gains associated with the sale of Assurant Employee Benefits, including a reduction in amortization of deferred gains and lower net realized gains on investments associated with the transaction. This decrease was partially offset by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities, a $27.1 million tax benefit from the release of a reserve for uncertain tax positions, and $15.0 million after-tax loss on extinguishment of debt recorded in 2016. Additionally, the decrease was offset by the absence of a $10.8 million after-tax intangible asset impairment charge recorded in 2016. The $177.0 million benefit was related to the re-measurement of the total deferred tax assets and liabilities of the Company, including those that are allocated to the other reportable segments. This presentation is consistent with how management views the adjustment related to this item.

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

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $110.2 million or 34%, to $215.0 million in Twelve Months 2017 compared with $325.2 million in Twelve Months 2016. This decrease was primarily driven by activity from 2016, including a $26.6 million loss on the retroactive reinsurance component related to the sale of our Assurant Employee Benefits segment, a $23.0 million loss on extinguishment of debt, a $16.7 million intangible asset impairment charge related to trade names no longer used or defended by the Company and overall higher residual expenses related to the sale of Assurant Employee Benefits. Additionally, expenses in 2017 were significantly lower than 2016 due to the ongoing expense management initiatives. These decreases were partially offset by $12.5 million of integration and transaction related expenses associated with the TWG acquisition.

Assurant Health

We began to wind down our major medical operations in late 2015 and substantially completed our exit of the health insurance market in 2016.

The Affordable Care Act
 The Affordable Care Act introduced new premium stabilization programs in 2014: reinsurance, risk adjustment, and risk corridor. We participated in the premium stabilization programs during 2014 through 2016. With the exit from the health insurance market, we no longer participate in these programs. As of December 31, 2018, we had no net reinsurance recoverables related to these programs and we had not recorded a net receivable under the risk corridor programs because payments from the U.S. Department of Health and Human Services are considered unlikely.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Income
Segment net income decreased $8.0 million to $2.6 million for Twelve Months 2018 compared to $10.6 million for Twelve Months 2017. The decrease was primarily due to a reduction in favorable claims development as we continue to run off the business.

Total Revenues

Total revenues decreased $13.2 million to $3.5 million for Twelve Months 2018 compared to $16.7 million for Twelve Months 2017, primarily due to our exit of the health insurance market.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses were $0.3 million for Twelve Months 2018 compared to $0.7 million for Twelve Months 2017. The decrease was primarily due to a decrease in general expenses, partially offset by a reduction in favorable claims development, as we continue to run off the business.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income
Segment net income was $10.6 million for Twelve Months 2017 compared to a net loss of $41.0 million for Twelve Months 2016. The change in results was primarily due to lower expenses and favorable claims development as we continue to run off the business.

Total Revenues

Total revenues decreased $49.0 million to $16.7 million for Twelve Months 2017 compared to $65.7 million for Twelve Months 2016. The decrease was primarily due to our exit of the health insurance market.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses were $0.7 million for Twelve Months 2017 compared to $113.0 million for Twelve Months 2016. The decrease was primarily related to lower expenses due to the substantial completion of the runoff of the business in 2017.

Investments
We had total investments of $13.40 billion and $11.55 billion as of December 31, 2018 and 2017, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased $483.0 million during 2018, from $906.1 million at December 31, 2017 to $423.1 million at December 31, 2018, primarily due to an increase in U.S. Treasury yields and widening credit spreads.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2018		December 31, 2017
Aaa / Aa / A	$7,329.8	65.1%	$6,155.4	63.7%
Baa	3,322.7	29.5%	2,982.5	30.9%
Ba	447.9	4.0%	400.8	4.1%
B and lower	156.7	1.4%	123.9	1.3%
Total	$11,257.1	100.0%	$9,662.6	100.0%

The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Fixed maturity securities	$451.6	$411.8	$419.3
Equity securities	21.5	22.8	25.1
Commercial mortgage loans on real estate	33.4	31.5	41.7
Short-term investments	22.0	7.2	5.5
Other investments	41.6	25.2	24.3
Cash and cash equivalents	25.7	15.8	17.5
Revenue from consolidated investment entities (1)	$77.8	$9.8	$—
Total investment income	673.6	524.1	533.4
Investment expenses	(23.3)	(21.9)	(17.7)
Expenses from consolidated investment entities (1)	(51.9)	(8.4)	—
Net investment income	$598.4	$493.8	$515.7

(1)
The net of revenues and expenses from consolidated investment entities of $25.9 million for Twelve Months 2018 includes $9.2 million, $9.5 million, and $2.1 million of investment income from our direct investment in the real estate fund, CLOs, and the related non-controlling interest, respectively, and $5.1 million related to investment management fees. The net of revenues and expenses from consolidated investment entities of $1.4 million for Twelve Months 2017 includes $0.5 million and $0.6 million of investment income from our direct investment in the real estate fund and CLOs, respectively, and $0.3 million related to investment management fees. See Note 8 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

Net investment income increased $104.6 million, or 21%, to $598.4 million for Twelve Months 2018 from $493.8 million for Twelve Months 2017, benefiting from the acquisition of TWG, which contributed $62.5 million of net investment income. Excluding TWG, the remaining increase was primarily due to $25.5 million of additional net investment income from consolidated investment entities related to additional CLO structures that were launched in 2018 and a $16.4 million increase in net investment income from real estate investments. The increase from real estate investments is due to a $10.5 million increase in earnings from our consolidated real estate fund that was mostly driven by increases in the fair market value of certain real estate properties and a $5.9 million increase in income from sales of certain real estate joint venture partnerships.
Net investment income decreased $21.9 million, or 4%, to $493.8 million for Twelve Months 2017 from $515.7 million for Twelve Months 2016. The decrease is primarily attributable to lower invested assets, lower investment yields and a $0.9 million decrease in investment income from real estate joint venture partnerships.
As of December 31, 2018, we owned $72.5 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $57.6 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on our investments, see Notes 7 and 9 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our insurance subsidiaries’ ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the jurisdictions in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1 – Business – Regulation – U.S. Insurance Regulation” and “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”).
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In 2018, in addition to assigning ratings to the our new debt issuances, the following actions were taken by the rating agencies:
A.M. Best

•
Affirmed all ratings of legacy Assurant entities with a stable outlook, except for a revised negative outlook on the financial strength ratings for our two subsidiaries that sold the Assurant Employee Benefits business through reinsurance due to their diminished profile following the sale.

•	Upgraded the financial strength ratings of rated TWG entities from A- to A with a stable outlook.
Moody’s Investors Service, Inc. (“Moody’s”)

•	In connection with the acquisition of TWG and the related financing, lowered our senior debt rating to Baa3 from Baa2 and our subordinated debt rating to Ba1 from Baa3.

•
Revised the insurance financial strength ratings of property and casualty operating subsidiaries to A3 from A2, life insurance subsidiaries to Baa1 from A3 and the commercial paper rating to P-3 from P-2, with a stable outlook on all ratings.

S&P Global Ratings (“S&P”)

•	In connection with the acquisition of TWG and the related financing, lowered our long-term issuer credit rating from BBB+ to BBB with a stable outlook.

•	Affirmed our short-term issuer credit rating.

•	Affirmed financial strength ratings of rated operating subsidiaries with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business – Ratings” and “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance company subsidiaries could adversely affect our results of operations and financial condition.”

For the year ending December 31, 2019, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $353.3 million.
Holding Company

As of December 31, 2018, we had approximately $473.0 million in holding company capital. We use the term “holding company capital” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $608.0 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such capital for stock repurchases, stockholder dividends, acquisitions and other corporate purposes. $250.0 million of the $473.0 million of holding company capital is intended to serve as a buffer against remote risks (such as large-scale catastrophe losses).
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $739.0 million for Twelve Months 2018, which included approximately $727.0 million from legal entities in our Global Housing, Global Lifestyle and Global Preneed operating segments and approximately $12.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits. For Twelve Months 2017 and Twelve Months 2016, dividends, net of infusions and excluding amounts used or set aside for acquisitions, made to the holding company from its operating companies were $374.0 million and $1.65 billion (including approximately $894.0 million of dividends from statutory insurance subsidiaries that received cash proceeds related to the sale of Assurant Employee Benefits), respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Twelve Months 2018, Twelve Months 2017 and Twelve Months 2016, we made common stock repurchases and paid dividends to our common stockholders of $266.1 million, $508.5 million and $994.8 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board approval and market conditions.
In 2014, we made a 40% investment in Iké Asistencia (“Iké”), a services assistance business, for which we paid approximately $110.0 million. We have a call right and Iké has a put right relating to our acquisition of the remainder of the company by mid-2019. There can be no assurance whether we will exercise our call right or Iké will exercise its put right and the acquisition will be completed.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the Credit Facility. In addition, on January 22, 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt and other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases

On January 18, 2019, the Board declared a quarterly dividend of $0.60 per common share payable on March 18, 2019 to stockholders of record as of February 25, 2019. We paid dividends of $0.60 per common share on December 17, 2018 to stockholders of record as of November 26, 2018. This represents a 7% increase to the quarterly dividend of $0.56 per common share paid on September 18, 2018 to stockholders of record as of August 27, 2018, $0.56 per common share paid on June 19, 2018 to stockholders of record as of May 29, 2018, and $0.56 per common share paid on March 19, 2018 to stockholders of record as of February 26, 2018.
On January 18, 2019, the Board declared a quarterly dividend of $1.6250 per share of Mandatory Convertible Preferred Stock payable on March 15, 2019 to stockholders of record as of March 1, 2019. We paid dividends of $1.6250 per share of Mandatory Convertible Preferred Stock on December 17, 2018 to stockholders of record as of December 1, 2018, $1.6250 per share of Mandatory Convertible Preferred Stock on September 17, 2018 to stockholders of record as of September 1, 2018 and $1.6792 per share of Mandatory Convertible Preferred Stock on June 15, 2018 to stockholders of record as of June 1, 2018.
Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. Payments of dividends on shares of common stock are subject to the preferential rights of the Mandatory Convertible Preferred Stock described below. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock.
 On November 5, 2018, the Board authorized us to repurchase up to an additional $600.0 million of our outstanding common stock. During Twelve Months 2018, we repurchased 1,269,683 shares of our outstanding common stock at a cost of $132.3 million, exclusive of commissions. As of December 31, 2018, $761.2 million remained under the total repurchase authorization (including amounts remaining under the prior authorization). The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% Series D Mandatory Convertible Preferred Stock, with a par value of $1.00 per share. Each outstanding share of Mandatory Convertible Preferred Stock will convert automatically on March 15, 2021 into between 0.9358 (the “minimum conversion rate”) and 1.1229 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the Mandatory Convertible Preferred Stock.
Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the Mandatory Convertible Preferred Stock for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $14.2 million for Twelve Months 2018. For additional information regarding the Mandatory Convertible Preferred Stock, see Note 19 in the Consolidated Financial Statements included elsewhere in this Report.

Credit Facility and Commercial Paper Program
We have a five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided we are in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $441.0 million was available as of December 31, 2018, and $9.0 million letters of credit were outstanding.
We did not use the commercial paper program during Twelve Months 2018 or Twelve Months 2017 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2018 or 2017. We made no borrowings using the Credit Facility during Twelve Months 2018 or Twelve Months 2017 and no loans were outstanding as of December 31, 2018 or 2017.
Covenants
The Credit Facility contains restrictive covenants including, but not limited to:

(i)	Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0, subject to certain exceptions; and

(ii)
Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) the greater of 70% of our consolidated adjusted net worth on the date of the closing of the TWG acquisition and $2.72 billion, (b) 25% of consolidated net income for each fiscal quarter (if positive) beginning with the first fiscal quarter ending after the date of the closing of the TWG acquisition and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities, received after the closing of the TWG acquisition.

In the event of the breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2018 and 2017:

		December 31,
		2018	2017
	Principal Amount	Carrying Value
2.50% Senior Notes due March 2018 (1)	$350.0	$—	$349.8
Floating Rate Senior Notes due March 2021 (2)	300.0	298.1	—
4.00% Senior Notes due March 2023	350.0	348.1	347.7
4.20% Senior Notes due September 2023	300.0	296.8	—
4.90% Senior Notes due March 2028	300.0	297.6	—
6.75% Senior Notes due February 2034	375.0	370.9	370.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	394.5	—
Total debt		$2,006.0	$1,068.2

(1)	Repaid upon maturity on March 15, 2018.

(2)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(3)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest at a rate equal to three-month LIBOR plus 1.25% (4.06% as of December 31, 2018) and is payable in a single installment due March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

•
2023 Senior Notes: The second series of senior notes is $300.0 million in principal amount, bears interest at 4.20% per year, is payable in a single installment due September 2023 and was issued at a 0.233% discount (the “2023 Senior Notes”). Interest on the 2023 Senior Notes is payable semi-annually. Prior to August 2023, we may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

•
2028 Senior Notes: The third series of senior notes is $300.0 million in principal amount, bears interest at 4.90% per year, is payable in a single installment due March 2028 and was issued at a 0.383% discount (the “2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

The interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes and the 2028 Senior Notes will be subject to adjustment from time to time, if either Moody’s or S&P downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. For more details on the increase in interest rate over the issuance rate by rating, see Note 18 to our Consolidated Financial Statements included elsewhere in this Report.
Subordinated Notes
In March 2018, we issued fixed-to-floating rate subordinated notes due March 2048 with a principal amount of $400.0 million (the “Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, we may redeem the Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, we may redeem the Subordinated Notes in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event 102% of their principal amount and (ii) with respect to a tax event or regulatory capital event, their principal amount plus accrued and unpaid interest.
In addition, so long as no event of default with respect to the Subordinated Notes has occurred and is continuing, we have the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the global note representing the Subordinated Notes. During a deferral period, interest will continue to accrue on the Subordinated Notes at the then-applicable interest rate. At any time when we have given notice of our election to defer interest payments on the Subordinated Notes, we generally may not make payments on or redeem or purchase any shares of our capital stock or any of our debt securities or guarantees that rank upon our liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
Other Notes
In March 2013, we issued two series of senior notes with an aggregate principal amount of $700.0 million. The first series was $350.0 million in principal amount, bore interest at 2.50% per year and was repaid in a single installment in March 2018. The second series is $350.0 million in principal amount and was issued at a 0.365% discount. This series bears interest at 4.00% per year and is payable in a single installment due March 2023. Interest is payable semi-annually. We may redeem the outstanding series of senior notes in whole or in part at any time and from time to time before maturity at the redemption price set forth in the global note representing the outstanding series of senior notes.
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount, which bear interest at 6.75% per year and are payable in a single installment due February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016, we completed a cash tender offer and purchased $100.0 million in aggregate principal amount of such senior notes.

See Note 18 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Retirement and Other Employee Benefits
We have sponsored a qualified pension plan, (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. Effective March 1, 2016, benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the retirement health benefits plan were frozen. The reported amounts associated with these plans requires an extensive use of assumptions, which include, but are not limited to, the discount rate and expected return on plan assets. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets, which is not changed by minor short-term market fluctuations, but does change when large prolonged interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.
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
During 2018, there were no contributions to the Assurant Pension Plan. Due to the Plan’s current overfunded status, no contributions are expected to the Assurant Pension Plan over the course of 2019. See Note 23 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$656.7	$530.4	$108.6
Investing activities	(2,202.5)	(541.2)	725.6
Financing activities	1,838.0	(26.7)	(1,080.3)
Effect of exchange rate changes on cash and cash equivalents	(35.0)	2.3	(16.1)
Cash included in business classified as held for sale	—	—	5.9
Net change in cash	$257.2	$(35.2)	$(256.3)

Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Operating Activities:
We typically generate operating cash inflows from premiums collected from our insurance products, fees received for services and income received from our investments while outflows consist of policy acquisition costs, benefits paid and operating expenses. These net cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.
Net cash provided by operating activities was $656.7 million and $530.4 million for Twelve Months 2018 and Twelve Months 2017, respectively. The increase in net cash provided by operating activities was primarily due to the absence of an $85.0 million payment made during Twelve Months 2017 related to lender-placed market conduct examination settlement agreements. The increase was also due to higher cash from operations due to growth of our Connected Living business and $26.7 million of cash from the settlement of a series of derivative transactions exercised in connection with acquisition-related financing. These increases were partially offset by a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business and claim payments made, net of reinsurance, related to losses from 2017 reportable catastrophes.
Net cash provided by operating activities was $530.4 million and $108.6 million for Twelve Months 2017 and Twelve Months 2016, respectively. The increase in net cash provided by operating activities was primarily due to prior year activity as Assurant Health was paying significant claims without a corresponding collection of premiums while in run-off. Also contributing to the increase was the timing of payments in the normal course of business. These items were partially offset by changes in the premium stabilization program receivables related to Assurant Health and an $85.0 million payment during Twelve Months 2017 related to the lender-placed market conduct examination settlement agreements. See Note 26 to the Consolidated Financial Statements included elsewhere in this Report for additional information.
Investing Activities:
Net cash used in investing activities was $2.20 billion and $541.2 million for Twelve Months 2018 and Twelve Months 2017, respectively. The change in net cash (used in) provided by investing activities is primarily due to cash used for the TWG acquisition. During Twelve Months 2018, we used $1.49 billion of cash to fund a portion of the $2.47 billion purchase price of the TWG acquisition (which was partially offset by TWG cash acquired of $308.1 million) compared to $125.0 million used during Twelve Months 2017 for the acquisition of Green Tree Insurance Agency, Inc. See Note 3 to the Consolidated Financial Statements included elsewhere in this Report for additional information. Additionally, net cash used by our consolidated investment entities to purchase senior secured leveraged loans in connection with the planned formation of CLO structures increased by $322.9 million. See Note 8 to the Consolidated Financial Statements, included elsewhere in this Report, for additional information. This increase was partially offset by $36.7 million of proceeds from the sale of our Mortgage Solutions business and $23.9 million of proceeds, net of cash transferred, from the sale of Time Insurance Company during Twelve Months 2018. See Note 4 to the Consolidated Financial Statements, included elsewhere in this Report, for additional information.
Net cash (used in) provided by investing activities was $(541.2) million and $725.6 million for Twelve Months 2017 and Twelve Months 2016, respectively. The change in net cash (used in) provided by investing activities is primarily due to the sale of Assurant Employee Benefits in 2016, mainly through reinsurance transactions, to Sun Life. Also contributing to the decrease was the 2017 acquisition of Green Tree Insurance Agency, Inc., the sale of commercial mortgage loans on real estate in 2016, changes in our short-term investments and the purchase of invested assets related to the consolidated investment entities (the “CIEs”). See Note 8 to the Consolidated Financial Statements included elsewhere in this Report for additional information. These are partially offset by a decrease in the purchases of fixed maturity securities and equity securities.
Financing Activities:
Net cash provided by (used in) in financing activities was $1.84 billion and $(26.7) million for Twelve Months 2018 and Twelve Months 2017, respectively. The increase in net cash provided by financing activities was primarily due to financing related to the TWG acquisition. Net proceeds from the issuance of debt and preferred stock were $1.29 billion and $276.4 million, respectively. We used $350.0 million to repay principal on the senior notes that matured during the first quarter of 2018. Additionally, net cash provided by the issuance of CLO notes related to the CLO structures that were closed during Twelve Months 2018 and borrowings from short-term warehouse facilities to fund the planned formation of CLO structures increased by $807.9 million compared to Twelve Months 2017. The increases were partially offset by a decrease of $370.5 million in repayment of borrowings from the short-term warehouse facilities related to CLO structures that closed.
 Net cash used in financing activities was $26.7 million and $1.08 billion for Twelve Months 2017 and Twelve Months 2016, respectively. The change in cash used in financing activities was primarily due to a decrease in the repurchase of our outstanding common stock in 2017, partially offset by a net increase in cash provided by our CIEs. See Note 8 to the Consolidated Financial Statements included elsewhere in this Report for additional information.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Income taxes paid	$93.9	$18.8	$226.1
Interest paid on debt	79.5	48.1	56.2
Common stock dividends	133.8	119.0	125.3
Preferred stock dividends	14.2	—	—
Total	$321.4	$185.9	$407.6

Commitments and Contingencies
We have obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2018:

	As of December 31, 2018
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$8,515.5	$1,077.2	$734.3	$706.3	$5,997.7
Debt and related interest	3,519.7	105.5	502.8	829.1	2,082.3
Operating leases	122.5	24.8	39.5	22.7	35.5
Pension obligations and postretirement benefit	549.5	57.6	111.8	105.1	275.0
Purchase agreements	9.0	4.5	4.5	—	—
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	3.7	3.7	—	—	—
Capital contributions to consolidated VIEs	4.2	4.2	—	—	—
Capital contributions to non-consolidated VIEs	32.8	32.8	—	—	—
Liability for unrecognized tax benefit	13.0	—	9.3	—	3.7
Total obligations and commitments	$12,769.9	$1,310.3	$1,402.2	$1,663.2	$8,394.2

(1)
Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $4.82 billion which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 17 to the Consolidated Financial Statements included elsewhere in this Report. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.

Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $13.2 million and $18.1 million of letters of credit outstanding as of December 31, 2018 and 2017, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and stockholders’ interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed to inflation risk and to a lesser extent, foreign currency risk.
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
Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when either invested assets or liabilities, but not both, is indexed to inflation.
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
Interest Rate Risk
Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity securities, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the U.S. and Canada. There are two forms of interest rate risk – price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rise. Reinvestment risk is primarily associated with the need to reinvest cash flows (primarily coupons and maturities) in an unfavorable lower interest rate environment. In addition, for securities with embedded options such as callable bonds, mortgage-backed securities and certain asset-backed securities, reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows, forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely, as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows, forcing us to forgo reinvesting in a favorable higher interest rate environment.
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
The interest rate sensitivity relating to price risk of our fixed maturity securities is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the U.S. and Canadian yield curve shifts are equal in direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model is used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following tables summarize the results of this analysis for bonds, mortgage-backed securities and asset-backed securities held in our investment portfolio as of the dates indicated:

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio

December 31, 2018
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$12,075.8	$11,655.8	$11,257.1	$10,882.2	$10,527.0
% change in market value from base case	7.27%	3.54%	—%	(3.33)%	(6.49)%
$ change in market value from base case	$818.7	$398.7	$—	$(374.9)	$(730.1)

December 31, 2017
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$10,477.8	$10,058.5	$9,662.6	$9,287.9	$8,934.1
% change in market value from base case	8.44%	4.10%	—%	(3.88)%	(7.54)%
$ change in market value from base case	$815.2	$395.9	$—	$(374.7)	$(728.5)

The interest rate sensitivity relating to reinvestment risk of our fixed maturity securities is assessed using hypothetical scenarios that assume purchases in the primary market and consider the effects of interest rates on sales. The effects of embedded options, including call or put features are not considered. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology.
The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
December 31, 2018
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield*	4.31%	4.39%	4.46%	4.53%	4.61%
% change in portfolio yield	(0.15)%	(0.07)%	—%	0.07%	0.15%

December 31, 2017
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield*	4.50%	4.58%	4.67%	4.76%	4.84%
% change in portfolio yield	(0.17)%	(0.09)%	—%	0.09%	0.17%
* Includes investment income from real estate joint venture partnerships.
Credit Risk
We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.
Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+, 0.38% for issuers rated BB- to BB+ and 0.25% for issuers rated B and below. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s and S&P’s ratings to determine an issuer’s rating for purposes of our portfolio limits.
The following table presents our fixed maturity securities investment portfolio by ratings of the nationally recognized statistical rating organizations as of the dates indicated:

	December 31, 2018		December 31, 2017
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$7,329.8	65%	$6,155.4	64%
Baa	3,322.7	30%	2,982.5	31%
Ba	447.9	4%	400.8	4%
B and lower	156.7	1%	123.9	1%
Total	$11,257.1	100%	$9,662.6	100%

We are also exposed to the credit risk of our reinsurers. When we purchase reinsurance, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments as described above under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reinsurance.”
We had $9.17 billion and $9.79 billion of reinsurance recoverables as of December 31, 2018 and 2017, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $761.7 million, $525.7 million and $2.34 billion as of December 31, 2018 and $889.8 million, $1.01 billion and $4.19 billion as of December 31, 2017, relating to coinsurance arrangements with Sun Life, Talcott Resolution (formerly owned by The Hartford) and John Hancock, respectively, related to sales of businesses that are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, Sun Life, Talcott Resolution and John Hancock, as applicable, will be required to put more assets in the trusts. We may be dependent on the financial condition of Sun Life, Talcott Resolution and John Hancock, whose A.M. Best financial strength ratings are currently A+, B++ and A+, respectively. A.M. Best currently maintains a stable outlook on each of their financial strength ratings. As of December 31, 2018 and 2017, we had $775.9 million and $393.9 million, respectively, of reinsurance recoverables from Employers Reassurance Corporation (“ERAC”) that are not protected by the risk mitigation mechanisms discussed above. ERAC’s A.M. Best rating is currently B+ with a stable outlook. General Electric Corporation (“GE”), the parent company of ERAC, has a capital maintenance agreement in place to maintain ERAC’s risk-based capital ratio at an acceptable regulatory level, which has been maintained in recent years through capital infusions by GE into ERAC. For ERAC and other reinsurance recoverables that are not protected by the risk mitigation mechanisms referenced to above, we are dependent on the creditworthiness of the reinsurer. See “Item 1A – Risk Factors – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers” and “Item 1A – Risk Factors – Financial Risks – Through reinsurance, we have sold businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.”
Inflation Risk
Inflation risk arises as we invest in assets that are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 4% of Assurant preneed insurance policies, with reserves of $221.7 million and $229.9 million as of December 31, 2018 and 2017, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “ – Derivatives.”
In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation, and we have not been able to increase premiums to keep pace with inflation.
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian dollar were approximately 7% and 3% of our total invested assets at December 31, 2018 and 2017, respectively.
Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currencies. We have entered into forward contracts to hedge certain exposures denominated in the Euro and British pound.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian dollars, whose balance was $1.78 billion and $1.80 billion of the total market value as of December 31, 2018 and 2017, respectively, on our entire fixed maturity securities portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities
December 31, 2018

Foreign exchange spot rate at December 31, 2018, US dollar to Canadian dollar	-10%	-5%	0	5%	10%
Total market value	$11,079.1	$11,168.1	$11,257.1	$11,346.1	$11,435.1
% change of market value from base case	(1.58)%	(0.79)%	—%	0.79%	1.58%
$ change of market value from base case	$(178.0)	$(89.0)	$—	$89.0	$178.0

December 31, 2017

Foreign exchange spot rate at December 31, 2017, US dollar to Canadian dollar	-10%	-5%	0	5%	10%
Total market value	$9,482.2	$9,572.4	$9,662.6	$9,752.8	$9,843.0
% change of market value from base case	(1.87)%	(0.93)%	—%	0.93%	1.87%
$ change of market value from base case	$(180.4)	$(90.2)	$—	$90.2	$180.4

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A – Risk Factors.” Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies may materially and adversely affect our results of operations. The following tables summarize the results of this analysis on our reported net income for the periods indicated:

Foreign Exchange Movement Analysis of Net Income
Year Ended December 31, 2018
Foreign exchange daily average rate for the year ended December 31, 2018, US dollar to Canadian dollar	-10%	-5%	0	5%	10%
Net Income	$250.1	$251.4	$252.6	$253.8	$255.1
% change of net income from base case	(0.99)%	(0.48)%	—%	0.48%	0.99%
$ change of net income from base case	$(2.5)	$(1.2)	$—	$1.2	$2.5

Year Ended December 31, 2017
Foreign exchange daily average rate for the year ended December 31, 2017, US dollar to Canadian dollar	-10%	-5%	0	5%	10%
Net income	$517.0	$518.3	$519.6	$520.9	$522.2
% change of net income from base case	(0.50)%	(0.25)%	—%	0.25%	0.50%
$ change of net income from base case	$(2.6)	$(1.3)	$—	$1.3	$2.6

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
In accordance with the guidance on embedded derivatives, we have bifurcated the modified coinsurance agreement with Talcott Resolution into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value in the consolidated balance sheets. The invested assets related to this modified coinsurance agreement are included in other investments in the consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Financial Statement Schedules in Part IV, Item 15(a)(1) and (2) of this Report are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2018. Based on such evaluation, which excluded TWG as noted below, management, including our CEO and CFO, has concluded that as of December 31, 2018, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2018, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
On May 31, 2018, we completed our acquisition of TWG. For the year ended December 31, 2018, TWG represented approximately 19% of consolidated revenues and 26% of net income attributable to common stockholders. At December 31,

2018, TWG represented approximately 28% of total assets. We are in the process of evaluating internal control over financial reporting for TWG and, accordingly, have excluded TWG from our evaluation of internal control over financial reporting for purposes of our evaluation of disclosure controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that, except as noted below, our internal control over financial reporting was effective as of December 31, 2018.
As noted above, we are in the process of evaluating internal control over financial reporting for TWG and, accordingly, have excluded TWG from management’s annual report on internal control over financial reporting. See “ – Evaluation of Disclosure Controls and Procedures” for additional information.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors in our upcoming 2019 Proxy Statement (the “2019 Proxy Statement”) under the caption “Proposal One – Election of Directors” is incorporated herein by reference. The information regarding executive officers in the 2019 Proxy Statement under the caption “Executive Officers” is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act in the 2019 Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information regarding our Code of Ethics in the 2019 Proxy Statement under the caption “Corporate Governance – General – Code of Ethics” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2019 Proxy Statement under the captions “Corporate Governance – Nominating and Corporate Governance Committee” and “Corporate Governance – Audit Committee” is incorporated herein by reference.
Item 11. Executive Compensation
The information in the 2019 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” is incorporated herein by reference. The information in the 2019 Proxy Statement regarding the Compensation Committee under the captions “Corporate Governance – Compensation Committee,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information in the 2019 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Assurant, Inc. are attached hereto:

(a)(2) Consolidated Financial Statement Schedules

The following Consolidated Financial Statement Schedules of Assurant, Inc. are attached hereto:

*	All other financial statement schedules are omitted because they are not applicable or not required or the information is included in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Pursuant to the rules and regulations of the SEC, we have filed or incorporated by reference certain agreements as exhibits to this Report. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com. The information on our website is not a part of this Report and is not incorporated by reference into this Report.

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

2.3
Letter Agreement, dated as of May 31, 2018, by and among Assurant, Inc., TWG Holdings Limited, TWG Re, Ltd and Spartan Merger Sub, Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, originally filed on May 31, 2018).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017).
3.3
Certificate of Designations of 6.50% Series D Mandatory Convertible Preferred Stock, filed with the Secretary of State of Delaware on March 12, 2018 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on March 12, 2018).

4.1
Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

4.2
Specimen Certificate of 6.50% Series D Mandatory Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed on March 12, 2018).

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

4.5	Subordinated Notes Indenture, dated as of March 27, 2018 (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed on March 27, 2018).
4.6
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

4.7
Stockholder Rights Agreement, dated as of May 31, 2018, by and among Assurant, Inc. and the stockholders party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 31, 2018).

4.8
Registration Rights Agreement, dated as of May 31, 2018, by and among Assurant, Inc. and the stockholders party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed on May 31, 2018).

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

10.4
Form of Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated May 10, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.5
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

10.7
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

10.10	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on May 12, 2017). *
10.11
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.12	Amended and Restated Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.13
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.14
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant's Form 10-K, originally filed on February 19, 2014). *

10.15	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.16
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.17
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011). *

10.18
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

10.21
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.22
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 19, 2014). *

10.23
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.24	Assurant Executive 401(k) Plan, Amended and Restated Effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on April 29, 2014). *
10.25
Amendment No.1 to the Assurant Executive 401(k) Plan, Amended and Restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant's Form 10-K, originally filed on February 14, 2016). *

10.26
Amendment No. 2 to the Assurant Executive 401(k) Plan, Amended and Restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on February 14, 2018). *

10.27	Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *
10.28	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.29
Amended and Restated Credit Agreement dated as of December 15, 2017 among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on December 21, 2017).

10.30
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

10.31
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

10.32
Amendment No. 1 to Amended and Restated Credit Agreement dated as of January 29, 2018 among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, originally filed on January 30, 2018).

10.33
Amendment No. 1 to Term Loan Agreement dated as of January 29, 2018 among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K, originally filed on January 30, 2018).

10.34
Letter Agreement, dated October 11, 2010, by and between Assurant, Inc. and Alan Colberg (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 23, 2011). *

10.35
Employment Letter Agreement, dated March 8, 2016, by and between Assurant, Inc. and Ajay Waghray (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q, originally filed on August 2, 2016). *

10.36
Employment Letter Agreement, dated April 26, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q, originally filed on August 2, 2016). *

10.37
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 7, 2018). *

10.38
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 11, 2018 (incorporated by reference From Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.39
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018 (incorporated by reference From Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.40	Separation Agreement, dated as of November 8, 2018, by and between Assurant, Inc. and Ajay Waghray. *
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2019.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 22, 2019.

Signature	Title
/S/ ALAN B. COLBERG	President, Chief Executive Officer and Director (Principal Executive Officer)
Alan B. Colberg

/S/ RICHARD S. DZIADZIO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard S. Dziadzio

/S/ DANIEL A. PACICCO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Daniel A. Pacicco

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Howard L. Carver

*	Director
Juan N. Cento

*	Director
Elyse Douglas

*	Director
Harriet Edelman

*	Director
Lawrence V. Jackson

*	Director
Charles J. Koch

*	Director
Eric Leathers

*	Director
Peter McGoohan

*	Director
Jean-Paul L. Montupet

*	Director
Debra J. Perry

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”) from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded TWG from our audit of internal control over financial reporting. TWG is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 28% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 22, 2019

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2018 and 2017

	December 31,
	2018	2017
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $10,834.0 and $8,756.5 at December 31, 2018 and 2017, respectively)	$11,257.1	$9,662.6
Equity securities, at fair value (cost – $361.6 and $316.3 at December 31, 2018 and 2017, respectively)	378.8	368.0
Commercial mortgage loans on real estate, at amortized cost	759.6	670.2
Short-term investments	373.2	284.1
Other investments	635.2	568.6
Total investments	13,403.9	11,553.5
Cash and cash equivalents	1,254.0	996.8
Premiums and accounts receivable, net	1,643.5	1,237.3
Reinsurance recoverables	9,166.0	9,790.2
Accrued investment income	125.5	105.4
Deferred acquisition costs	5,103.0	3,484.5
Property and equipment, at cost less accumulated depreciation	392.5	347.6
Tax receivable	36.3	126.3
Goodwill	2,321.8	917.7
Value of business acquired	3,157.8	24.4
Other intangible assets, net	622.4	288.6
Other assets	567.5	387.1
Assets held in separate accounts	1,609.7	1,837.1
Assets of consolidated investment entities (1)	1,685.4	746.5
Total assets	$41,089.3	$31,843.0
Liabilities
Future policy benefits and expenses	$9,240.9	$10,397.4
Unearned premiums	15,648.0	7,038.6
Claims and benefits payable	2,813.7	3,782.2
Commissions payable	338.6	365.1
Reinsurance balances payable	330.9	145.3
Funds held under reinsurance	272.0	179.8
Deferred gains on disposal of businesses	53.1	128.1
Accounts payable and other liabilities	2,187.4	2,046.3
Debt	2,006.0	1,068.2
Liabilities related to separate accounts	1,609.7	1,837.1
Liabilities of consolidated investment entities (1)	1,455.1	573.4
Total liabilities	35,955.4	27,561.5
Commitments and contingencies (Note 26)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, 2,875,000 issued and outstanding at December 31, 2018	2.9	—
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,153,454 and 150,392,604 shares issued and 61,908,979 and 52,417,812 shares outstanding at December 31, 2018 and 2017, respectively	1.6	1.5
Additional paid-in capital	4,495.6	3,197.9
Retained earnings	5,759.7	5,697.3
Accumulated other comprehensive income	(155.4)	234.0
Treasury stock, at cost; 99,244,475 and 97,974,792 shares at December 31, 2018 and 2017, respectively	(4,992.4)	(4,860.1)
Total Assurant, Inc. stockholders’ equity	5,112.0	4,270.6
Non-controlling interest	21.9	10.9
Total equity	5,133.9	4,281.5
Total liabilities and equity	$41,089.3	$31,843.0

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of December 31, 2018 and 2017.

	December 31,
	2018	2017
	(in millions)
Assets
Cash and cash equivalents	$62.6	$69.8
Investments, at fair value	1,576.2	655.0
Other receivables	46.6	21.7
Total assets	$1,685.4	$746.5
Liabilities
Collateralized loan obligation notes, at fair value	$1,316.7	$450.7
Other liabilities	138.4	122.7
Total liabilities	$1,455.1	$573.4

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$6,156.9	$4,404.1	$5,007.3
Fees and other income	1,308.1	1,383.1	1,422.5
Net investment income	598.4	493.8	515.7
Net realized (losses) gains on investments, excluding other-than-temporary impairment losses	(62.1)	31.0	169.1
Total other-than-temporary impairment losses	(0.6)	(0.9)	(6.6)
Portion of net loss recognized in other comprehensive income, before taxes	—	—	(0.3)
Net other-than-temporary impairment losses recognized in earnings	(0.6)	(0.9)	(6.9)
Amortization of deferred gains and gains on disposal of businesses	56.9	103.9	394.5
Gain on pension plan curtailment	—	—	29.6
Total revenues	8,057.6	6,415.0	7,531.8
Benefits, losses and expenses
Policyholder benefits	2,342.6	1,870.6	1,808.5
Amortization of deferred acquisition costs and value of business acquired	2,300.8	1,340.0	1,351.3
Underwriting, general and administrative expenses	2,980.4	2,710.4	3,442.8
Interest expense	100.3	49.5	57.6
Loss on extinguishment of debt	—	—	23.0
Total benefits, losses and expenses	7,724.1	5,970.5	6,683.2
Income before provision (benefit) for income taxes	333.5	444.5	848.6
Provision (benefit) for income taxes	80.9	(75.1)	283.2
Net income	252.6	519.6	565.4
Less: Net income attributable to non-controlling interest	(1.6)	—	—
Net income attributable to stockholders	251.0	519.6	565.4
Less: Preferred stock dividends	(14.2)	—	—
Net income attributable to common stockholders	$236.8	$519.6	$565.4
Earnings Per Common Share
Basic	$4.00	$9.45	$9.23
Diluted	$3.98	$9.39	$9.13
Share Data
Weighted average common shares outstanding used in basic per common share calculations	59,239,608	54,986,654	61,261,288
Plus: Dilutive securities	305,916	324,378	673,486
Weighted average common shares used in diluted per common share calculations	59,545,524	55,311,032	61,934,774

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
		(in millions)
Net income	$252.6	$519.6	$565.4
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $93.7, $(66.3) and $18.9 for the years ended December 31, 2018, 2017 and 2016, respectively	(342.3)	121.9	(36.2)
Change in unrealized gains on derivative transactions, net of taxes of $(4.9) for the year ended December 31, 2018	18.4	—	—
Change in other-than-temporary impairment losses, net of taxes of $1.8, $1.5 and $1.0 for the years ended December 31, 2018, 2017 and 2016, respectively	(6.7)	(2.7)	(1.8)
Change in foreign currency translation, net of taxes of $2.6, $(2.3) and $(0.4) for the years ended December 31, 2018, 2017 and 2016, respectively	(94.2)	40.6	(51.4)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $3.4, $11.0 and $(35.2) for the years ended December 31, 2018, 2017 and 2016, respectively	(12.7)	(20.4)	65.4
Total other comprehensive (loss) income	(437.5)	139.4	(24.0)
Total comprehensive (loss) income	(184.9)	659.0	541.4
Less: Comprehensive income attributable to non-controlling interest	(1.6)	—	—
Total comprehensive (loss) income attributable to common stockholders	$(186.5)	$659.0	$541.4

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions, except per share amounts)
Balance, January 1, 2016	$1.5	$—	$3,148.4	$4,856.7	$118.6	$(3,601.2)	$—	$4,524.0
Stock plan exercises	—	—	(19.8)	—	—	—	—	(19.8)
Stock plan compensation expense	—	—	41.7	—	—	—	—	41.7
Change in tax benefit from share-based payment arrangements	—	—	5.6	—	—	—	—	5.6
Common stock dividends ($2.03 per share)	—	—	—	(125.4)	—	—	—	(125.4)
Acquisition of common stock	—	—	—	—	—	(869.4)	—	(869.4)
Net income	—	—	—	565.4	—	—	—	565.4
Other comprehensive loss	—	—	—	—	(24.0)	—	—	(24.0)
Balance, December 31,2016	$1.5	$—	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$—	$4,098.1
Stock plan exercises	—	—	(13.5)	—	—	—	—	(13.5)
Stock plan compensation expense	—	—	35.5	—	—	—	—	35.5
Common stock dividends ($2.15 per share)	—	—	—	(119.0)	—	—	—	(119.0)
Acquisition of common stock	—	—	—	—	—	(389.5)	—	(389.5)
Net income	—	—	—	519.6	—	—	—	519.6
Change in equity of non-controlling interest	—	—	—	—	—	—	10.9	10.9
Other comprehensive income	—	—	—	—	139.4	—	—	139.4
Balance, December 31, 2017	$1.5	$—	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(40.6)	48.1	—	—	7.5
Stock plan exercises	—	—	(8.3)	—	—	—	—	(8.3)
Stock plan compensation expense	—	—	57.1	—	—	—	—	57.1
Common stock dividends ($2.28 per share)	—	—	—	(133.8)	—	—	—	(133.8)
Acquisition of common stock	—	—	—	—	—	(132.3)	—	(132.3)
Net income	—	—	—	251.0	—	—	1.6	252.6
Issuance of preferred stock	—	2.9	273.5	—	—	—	—	276.4
Issuance of common stock	0.1	—	975.4	—	—	—	—	975.5
Preferred stock dividends ($4.93 per share)	—	—	—	(14.2)	—	—	—	(14.2)
Change in equity of non-controlling interest	—	—	—	—	—	—	9.4	9.4
Other comprehensive loss	—	—	—	—	(437.5)	—	—	(437.5)
Balance, December 31, 2018	$1.6	$2.9	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9

(1)
Amounts relate to: (i) the requirement to recognize the changes in fair value of equity securities directly within income (resulting in a reclassification of unrealized gains as of December 31, 2017 between accumulated other comprehensive income (“AOCI”) and retained earnings); (ii) the impact of adoption of the new revenue recognition standard for revenues from service contracts and sales of products; and (iii) the reclassification from AOCI to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. See Note 2 for additional information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating activities
Net income attributable to stockholders	$251.0	$519.6	$565.4
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense (benefit) (1)	20.4	(4.2)	25.0
Amortization of deferred gains and gains on disposal of businesses	(56.9)	(103.9)	(394.5)
Depreciation and amortization	126.9	115.7	125.1
Net realized losses (gains) on investments (2)	48.1	(30.1)	(162.2)
Loss on extinguishment of debt	—	—	23.0
Net losses on sale of businesses	21.9	—	—
Stock based compensation expense	57.1	35.5	41.6
Income from real estate joint ventures	(20.6)	(14.7)	(15.7)
Gain on pension plan curtailment	—	—	(29.6)
Other intangible asset impairment	20.8	2.0	16.1
Changes in operating assets and liabilities:
Change in premium stabilization program receivables	(0.1)	30.3	487.6
Change in insurance policy reserves and expenses	549.6	1,388.2	197.3
Change in premiums and accounts receivable	(220.2)	(10.3)	(212.5)
Change in reinsurance recoverable	609.0	(936.1)	(240.6)
Change in reinsurance balance payable	3.8	52.5	(41.1)
Change in funds withheld under reinsurance	(104.7)	64.6	15.9
Change in deferred acquisition costs and value of business acquired (3)	(602.4)	(358.8)	(229.5)
Change in other assets and other liabilities	(220.6)	(27.9)	(58.2)
Change in taxes payable	137.3	(105.5)	7.2
Other	36.3	(86.5)	(11.7)
Net cash provided by operating activities	656.7	530.4	108.6
Investing activities
Sales of:
Fixed maturity securities available for sale	3,513.8	2,923.1	2,963.5
Equity securities	66.7	97.5	223.3
Other invested assets	90.6	62.8	82.1
Property, buildings and equipment (4)	0.1	26.2	—
Subsidiaries, net of cash transferred (5)	60.6	—	873.9
Commercial mortgage loan on real estate	—	—	268.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	820.8	831.9	739.0
Commercial mortgage loans on real estate	120.6	122.7	120.7
Purchases of:
Fixed maturity securities available for sale	(4,373.6)	(3,547.2)	(4,260.0)
Equity securities	(62.4)	(24.4)	(200.5)
Commercial mortgage loans on real estate	(215.4)	(165.0)	(116.6)
Other invested assets	(54.8)	(46.5)	(98.5)
Property and equipment and other	(82.8)	(62.1)	(85.2)
Subsidiary, net of cash transferred (6)	(1,110.7)	(129.1)	(63.2)
Consolidated investment entities (7):
Purchases of investments	(1,774.8)	(663.8)	—
Sale of investments	848.5	81.9	—
Change in short-term investments	(52.2)	(53.9)	273.2
Other	2.5	4.7	5.1
Net cash (used in) provided by investing activities	(2,202.5)	(541.2)	725.6
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (8)	276.4	—	—
Issuance of debt, net of issuance costs (8)	1,285.7	—	249.6
Repayment of debt, including extinguishment (8)	(350.0)	—	(373.0)
Issuance of collateralized loan obligation notes (7)	842.5	368.0	—
Issuance of debt for consolidated investment entities (7)	637.3	303.9	—
Repayment of debt for consolidated investment entities (7)	(591.6)	(221.1)	—
Acquisition of common stock	(139.3)	(388.9)	(863.1)
Common stock dividends paid	(133.8)	(119.0)	(125.3)
Preferred stock dividends paid	(14.2)	—	—
Withholding on stock based compensation	15.7	19.5	26.0
Non-controlling interest	9.2	10.9	—
Other	0.1	—	5.5
Net cash provided by (used in) financing activities	1,838.0	(26.7)	(1,080.3)
Effect of exchange rate changes on cash and cash equivalents	(35.0)	2.3	(16.1)
Cash included in business classified as held for sale	—	—	5.9
Change in cash and cash equivalents	257.2	(35.2)	(256.3)
Cash and cash equivalents at beginning of period	996.8	1,032.0	1,288.3
Cash and cash equivalents at end of period	$1,254.0	$996.8	$1,032.0
Supplemental information:
Income taxes paid	$93.9	$18.8	$226.1
Interest on debt paid	$79.5	$48.1	$56.2

(1)
The year ended December 31, 2017 includes the one-time $177.0 million benefit from the reduction of net deferred tax liabilities following the enactment of the U.S. Tax Cuts and Jobs Act. Refer to Note 11 for more information.

(2)	The year ended December 31, 2016 includes $146.7 million of gains included in the overall net gain from the sale of Assurant Employee Benefits.

(3)	Refer to Notes 12 and 15 for further detail on amortization of DAC and VOBA, respectively.

(4)	The year ended December 31, 2017 represents total cash received from the sale of a building that had been the headquarters of our Assurant Employee Benefits business.

(5)
The year ended December 31, 2018 represents cash received, net of cash transferred, from the sale of Mortgage Solutions ($36.7 million) and Time Insurance Company ($23.9 million). For additional information, refer to Note 4.

(6)
Amounts for the year ended December 31, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase price of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the acquisition date (such debt was not legally assumed), net of $380.1 million of TWG cash acquired. Refer to Note 3 for further information.

(7)	Relates to cash flows from our Variable Interest Entities. Refer to Note 8 for further information.

(8)	Refer to Note 18 for additional information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. The Company operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Housing, Global Lifestyle and Global Preneed. The Company partners with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance; and renters insurance and related products (referred to as “Multifamily Housing”). Through its Global Lifestyle segment, the Company provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance (referred to as “Global Financial Services”). Through its Global Preneed segment, the Company provides pre-funded funeral insurance and annuity products. On May 31, 2018, the Company acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”). Refer to Note 3 for additional information on this acquisition. On August 1, 2018, the Company sold its valuation and field services business (referred to as “Mortgage Solutions”) and on December 3, 2018, the Company sold Time Insurance Company, a subsidiary of the runoff Assurant Health business. Refer to Note 4 for additional information on these sales.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ”.
2. Summary of Significant Accounting Policies
 Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been reclassified to conform to the 2018 presentation. The Consolidated Financial Statements include the results of TWG from June 1, 2018.
 Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, all of the controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests) and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. Equity investments in entities that the Company does not consolidate, but where the Company has significant influence or where the Company has more than a minor influence over the entity’s operating and financial policies, are accounted for under the equity method. Non-controlling interest consists of equity that is not attributable directly or indirectly to the Company. All material inter-company transactions and balances are eliminated in consolidation. In order to facilitate the Company’s closing process, financial information from certain foreign subsidiaries and affiliates is reported on a one- to three-month lag.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts. The items affected by the use of estimates include but are not limited to, investments, reinsurance recoverables, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred income taxes and associated valuation allowances, goodwill, intangible assets, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes all amounts reported are reasonable and adequate.
Fair Value
The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 9 for additional information.
Foreign Currency
For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (“AOCI”). Other than for two of the Company’s Canadian subsidiaries, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded in underwriting, general and administrative expenses in the consolidated statements of operations during the period in which they occur.
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. dollars. The subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities were subject to remeasurement for the period between July 1, 2018 and December 31, 2018. The remeasurement resulted in $17.2 million of net pre-tax losses which the Company classified within underwriting, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be VIEs. Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company holds both consolidated and non-consolidated VIEs. The consolidated collateralized loan obligation (“CLO”) entities meet the definition of a collateralized financing entity in the consolidation guidance. See Note 8 for additional information. Financial information from certain consolidated VIEs are reported on a lag including CLOs and real estate funds that are reported on a three-month lag.
Investments
Fixed maturity securities are classified as available-for-sale as defined in the investments guidance and are reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities, the excess is an unrealized gain; and, if lower than amortized cost, the difference is an unrealized loss. Net unrealized gains and losses on securities classified as available-for-sale, less deferred income taxes, are included in AOCI.
Equity securities that have readily determinable fair values are measured at fair value with changes in fair value recognized in net realized (losses) gains on investments on the Company’s consolidated statements of operations. The Company has certain equity investments that do not have readily determinable fair values and the Company has elected the measurement alternative to carry such investments at cost, as adjusted for periodic impairment and changes resulting from observable prices in orderly transactions for the identical or similar investments of the same issuer. Prior to the adoption of new accounting guidance effective January 1, 2018, equity securities were measured at fair value, with aggregate changes in fair value recorded through other comprehensive income.
Commercial mortgage loans on real estate are reported at unpaid principal balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience, loan groupings that have probable and estimable losses and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Indicative factors of impairment include, but are not limited to, whether the loan is current, the value of the collateral and the financial position of the borrower. If a loan is individually impaired, the Company uses one of the following valuation methods based on the individual loan’s facts and circumstances to measure the impairment amount: (1) the present value of expected future cash flows, (2) the loan’s observable market price, or

(3) the fair value of collateral. Changes in the allowance for loan losses are recorded in net realized losses on investments, excluding other-than-temporary impairment (“OTTI”) losses.
The Company places loans on non-accrual status after 90 days of delinquent payments (unless the loans are both well secured and in the process of collection). A loan may be placed on non-accrual status before this time if information is available that suggests its impairment is probable.
Short-term investments include securities and other investments with durations of one year or less, but greater than three months, between the date of purchase and maturity. These amounts are reported at cost or amortized cost, which approximates fair value.
Other investments consist primarily of investments in joint ventures, partnerships, equity investments that do not have readily determinable fair values, invested assets associated with a modified coinsurance arrangement, invested assets associated with the Assurant Investment Plan (the “AIP”), the American Security Insurance Company Investment Plan (the “ASIC”) and the Assurant Deferred Compensation Plan (the “ADC”), as well as policy loans. The joint ventures and partnerships are valued according to the equity method of accounting. In applying the equity method, the Company uses financial information provided by the investee, generally on a three-month lag. The invested assets related to the modified coinsurance arrangement, the AIP, the ASIC and the ADC are classified as trading securities. The equity investments are accounted for under the measurement alternative. Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.
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
Total Other-Than-Temporary Impairment Losses
For debt securities with credit losses and non-credit losses or gains, total OTTI losses is the total of the decline in fair value from either the most recent OTTI determination or a prior period end in which the fair value declined until the current period end valuation date. This amount does not include any securities that had fair value increases. For debt securities that the Company has either the intent to sell or it is more likely than not that it will be required to sell below amortized cost, total other-than-temporary impairment losses is the amount by which the fair value of the security is less than its amortized cost basis at the period end valuation date and the decline in fair value is deemed to be other-than-temporary.
For debt securities determined to have an OTTI, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected represents a credit loss that is recognized in earnings. If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI represents a non-credit loss that is recorded in other comprehensive income.
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments with durations of three months or less between the date of purchase and maturity to be cash equivalents. These amounts are carried at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances exist, the cash accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable and other liabilities.
Restricted cash and cash equivalents, of $23.8 million and $164.8 million at December 31, 2018 and 2017, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
Reinsurance
Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized as a reduction to premiums earned over the terms of the underlying reinsured policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds, thus a credit exposure exists to the extent that any reinsurer is unable to meet the obligation assumed in the reinsurance agreements. To mitigate this exposure to reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers and typically holds collateral (in the form of funds withheld, trusts and letters of credit) as security under the reinsurance agreements. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.
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
Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of assumptions including the anticipation of investment income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a loss (and related liability) is recorded for the excess deficiency.
Short Duration Contracts
Acquisition costs relating to extended service contracts, vehicle service contracts, mobile device protection, credit insurance, lender-placed homeowners insurance and flood, multifamily housing and manufactured housing insurance are amortized over the term of the contracts in relation to premiums earned. These acquisition costs consist primarily of advance commissions paid to agents.
Acquisition costs relating to disposed lines of business consist primarily of compensation to sales representatives. Such costs are deferred and amortized over the estimated terms of the underlying contracts.
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
Property and equipment also includes capitalized software costs, comprised of purchased software as well as certain internal and external costs incurred during the application development stage that directly relate to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives, not to exceed 15 years. Property and equipment are assessed for impairment when impairment indicators exist.
Goodwill
Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. The Company reviews its goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in the Company’s expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.
Goodwill is tested for impairment at the reporting unit level, which is either at the operating segment or one level below, if that component is a business for which discrete financial information is available and segment management regularly reviews such information. Components within an operating segment can be aggregated into one reporting unit if they have similar economic characteristics.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2018, the Company performed quantitative tests on its reporting units and concluded that the estimated fair values exceeded their respective book values and therefore determined that goodwill was not impaired. Reporting units were determined to qualify for aggregation at the Global Housing and Global Preneed operating segment level, and one level below for the Global Lifestyle operating segment, which consists of the Connected Living, Global Automotive and Global Financial Services reporting units.
In the fourth quarter of 2017, the Company performed a qualitative assessment for each of its Global Housing, Global Lifestyle and Global Preneed aggregated reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts.
Other Intangible Assets
Intangible assets that have finite lives, including but not limited to, customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives based on the pattern in which the intangible asset is consumed, which may be other than straight-line. Estimated useful lives of finite intangible assets are required to be reassessed on at least an annual basis. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally other intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. In certain cases, the Company performs an annual impairment test for other intangible assets with finite lives even if there are no triggers present.
VOBA represents the value of expected future profits in unearned premium for insurance contracts acquired in an acquisition. For vehicle service contracts and extended service contracts, such as those purchased in connection with the TWG acquisition, the amount is determined using estimates, for premium earnings patterns, paid loss development patterns, expense loads and discount rates applied to cash flows that include a provision for credit risk. The amount determined represents the purchase price paid to the seller for producing the business. For vehicle service contracts and extended service contracts, VOBA is amortized consistent with the premium earning patterns of the underlying in-force contracts. For limited payment policies, preneed life insurance policies, universal life policies and annuities, the amount is determined using estimates for mortality, lapse, maintenance expenses, investment returns and other applicable purchase assumptions at the date of purchase and is amortized over the expected life of the policies. VOBA is tested at least annually in the fourth quarter for recoverability.
Amortization expense and impairment charges are included in underwriting, general and administrative expenses in the consolidated statements of operations.

Other Assets
Other assets consist primarily of dealer loans, investments in unconsolidated entities, inventory associated with the Company’s mobile protection business and prepaid items. Dealer loans are carried at unpaid principal balances, adjusted for amortization of premium or discount, less allowance for losses. Dealer loans are comprised of loans to producers of reinsured warranty contract sales. The full carrying values of dealer loans are secured by the producers’ interest in the future profits in the reinsured business. The Company accounts for investments in unconsolidated entities using the equity method of accounting since the Company can exert significant influence over the investee but does not have effective control over the investee. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Judgment regarding the level of influence over each equity method investee includes considering factors such as ownership interest, board representation and policy making decisions. In applying the equity method, the Company uses financial information provided by the investee, which may be received on a lag basis of up to three months.
Separate Accounts
Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets (with matching liabilities) are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations because the underlying accounts involve investment-type annuity contracts and/or are subject to reinsurance.
Reserves
Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. Factors used in their calculation include experience derived from historical claim payments and actuarial assumptions. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, reporting lags, expenses, inflation rates, future investment earnings, internal claims processing costs and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves includes an element of uncertainty given that management is using historical information and methods to project future events and reserve outcomes.
The recorded reserves represent the Company’s best estimate at a point in time of the ultimate costs of settlement and administration of a claim or group of claims based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including but not limited to: changes in the economic cycle, inflation, changes in repair costs, natural or human-made catastrophes, judicial trends, legislative changes and claims handling procedures.
Many of these items are not directly quantifiable and not all future events can be anticipated when reserves are established. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that future settlement amounts for claims incurred through the financial reporting date will not vary from reported claims reserves. Future loss development could require reserves to be increased or decreased, which could have a material effect on the Company’s earnings in the periods in which such increases or decreases are made. However, based on information currently available, the Company believes its reserve estimates are adequate.
Long Duration Contracts
The Company’s long duration contracts that are actively being sold are preneed life insurance policies and annuity contracts.
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

Future policy benefits and expense reserves for preneed life insurance contracts issued prior to 2009 are reported at the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts and represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.
Future policy benefits and expense reserves for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered are equal to the present value of future benefits to policyholders plus related expenses less the present value of the future net premiums. These amounts are estimated based on assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.
Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.
Short Duration Contracts
The Company’s short duration contracts include products and services in the Global Housing and Global Lifestyle segments, and Assurant Employee Benefits policies fully covered by reinsurance and certain medical policies no longer offered. The main product lines for Global Housing include lender-placed homeowners and flood, Multifamily Housing and manufactured housing. For Global Lifestyle, the main product lines include extended service contracts, vehicle services contracts, mobile device protection and credit insurance. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.
The Company has exposure to asbestos, environmental and other general liability claims arising from its participation in various reinsurance pools from 1971 through 1985. This exposure arose from a short duration contract that the Company discontinued writing many years ago. The Company carries case reserves for these liabilities as recommended by the various pool managers and IBNR reserves. Estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain.
Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are revised. Fees paid by the National Flood Insurance Program for processing and adjudication services are reported as a reduction of underwriting, general and administrative expenses.
Debt
The Company reports debt net of acquisition costs, unamortized discount or premium and repurchases. Interest expense related to debt is expensed as incurred. See Note 18 for additional information.
Contingencies
A loss contingency is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated amount within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to legal and regulatory matters, which are inherently difficult to evaluate and are subject to significant changes.
Premiums
Long Duration Contracts
The Company’s long duration contracts that are actively being sold are preneed life insurance policies. The preneed life insurance policies include provisions for death benefit growth that are either pegged to changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies issued prior to 2009, revenues are recognized when due from policyholders. For preneed life insurance policies with discretionary death benefits and preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized ratably as earned income over the premium-paying periods of the policies for group worksite insurance products.
For traditional life insurance contracts previously sold by the Global Preneed business, revenue is recognized when due from policyholders.

For universal life insurance and investment-type annuity contracts previously sold by the Global Lifestyle segment, revenues consist of charges assessed against policy balances.
Premiums for the Company’s previously sold long-term care insurance and traditional life insurance contracts are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts, revenues consist of charges assessed against policy balances. All of these premiums (related to the Company’s former Fortis Financial Group and Long-Term Care businesses that were previously sold) are ceded.
Short Duration Contracts
The Company’s short duration contracts revenue is recognized over the contract term in proportion to the amount of insurance protection provided. The Company’s short duration contracts primarily include extended service contracts, vehicle services contracts, mobile device protection, credit insurance, lender-placed homeowners and flood insurance, Multifamily Housing, manufactured housing, the Assurant Employee Benefits policies fully covered by reinsurance (group term life, group disability, dental and vision) and individual medical contracts no longer offered.
Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premium and are netted against net earned premiums in the consolidated statements of operations.
Fees and Other Income
The Company derives fees and other income from providing administrative services, mobile related services and mortgage property risk management services. These fees are recognized as the services are performed.
The Company reports revenues related to long duration and short duration insurance contracts as premiums, including insurance contracts written by non-insurance affiliates, such as certain extended service contracts, consistent with the Company’s principal business of insurance. Components of consideration paid by the insured are generally not separated as fees and other income. However, when a component of the consideration paid by an insured both does not involve fulfilling the insurance obligation (in that it does not involve acquisition, claims or other administrative aspects of the insurance contract) and the related service could have been written as a separate contract, it is reported in fees and other income.
Preneed life insurance policies with discretionary death benefits are considered universal life-type contracts for which consideration paid is not reported as premiums. Therefore, income earned is presented within fees and other income.
Dealer obligor service contracts are sales in which an unaffiliated retailer/dealer is the obligor and the Company provides administrative services only. For these contract sales, the Company recognizes administrative fee revenue on a pro-rata basis over the terms of the service contract which correspond to the period in which the services are performed.
The unexpired portion of fee revenues are deferred and amortized over the term of the contracts. These unexpired amounts are reported in accounts payable and other liabilities on the consolidated balance sheets.
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
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts that can be converted into common stock were exercised as of the end of the period, if dilutive. Restricted stock and restricted stock units that have non-forfeitable rights to dividends or dividend equivalents are included in calculating basic and diluted earnings per common share under the two-class method.

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
Deferred Gain on Disposal of Businesses
On March 1, 2016, the Company sold its Assurant Employee Benefits business using coinsurance contracts. On April 2, 2001, the Company sold its Fortis Financial Group business using a modified coinsurance contract. On March 1, 2000, the Company sold its Long-Term Care business using a coinsurance contract. Since the form of these sales did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is amortized and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of the respective businesses at least annually, and adjusts the revenue recognized accordingly.
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
The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. Insurance and similar contracts issued by insurance entities are specifically excluded from the scope of the amended revenue recognition guidance. As such, this standard only applies to the Company’s service contracts and sales of products, including those related to providing administrative services, mobile device related services, mortgage property risk management services and similar fee for service arrangements. Revenues from these contracts constituted approximately 15% of the Company’s total revenues for the year ended December 31, 2018. The standard utilizes a five-step approach that emphasizes the recognition of revenue when the performance obligations are met by the Company in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive.
As of the adoption date, accounts payable and other liabilities decreased by $10.0 million, other assets decreased by $0.3 million, retained earnings increased by $7.5 million and deferred taxes increased by $2.2 million due to a change in the revenue recognition associated with certain mobile upgrade programs. The change reflects the recognition of mobile device upgrade revenue in proportion to the pattern of rights expected to be exercised as opposed to recognition when the event (upgrade or end of term) occurs. The comparable mobile upgrade programs impacted by this change were immaterial in prior periods.
Upon adoption of the new revenue recognition guidance, the Company’s revenues for service contracts and sales of products became subject to additional disclosure requirements, such as those related to providing disaggregated revenue disclosure, changes in contract balances, enhanced description of performance obligations, basis of determining costs and related significant judgments used in determining appropriate revenue recognition procedures. Refer to Note 6 for additional information on contract revenues.
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
Income tax consequences for intra-entity transfers of assets: On January 1, 2018, the Company adopted the amended guidance on tax accounting for intra-entity transfers of assets. The amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when it has been sold to an outside party. Additionally, the amended guidance eliminated the exception for an intra-entity transfer of an asset other than inventory. The adoption of this amended guidance did not have an impact on the Company’s financial position and results of operations.
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
Accounting for hedging activities: On January 1, 2018, the Company adopted the amended guidance related to hedge effectiveness testing requirements, income statement presentation and disclosure and hedge accounting qualification criteria. The amended guidance requires realized gains and losses on forecasted transactions to be recorded in the financial statement line item to which the underlying forecasted transactions relates; simplifies the ongoing effectiveness testing; and reduces the complexity of hedge accounting requirements for new derivative contracts. The adoption of this amended guidance did not have a material impact on the Company’s financial position and results of operations.
Classification of certain tax effects from AOCI: In February 2018, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on reclassifying the stranded tax effects from the U.S. Tax Cuts and Jobs Act (the “TCJA”) from AOCI to retained earnings. During the three months ended September 30, 2018, the Company early adopted the new guidance with application in the period of adoption and reclassified $(82.0) million from AOCI to retained earnings, with no impact on net income or total stockholders’ equity. Accounting standards require the effect of a change in tax laws or rates on deferred tax liabilities or assets be included in net income in the reporting period that includes the enactment date, even though the related income tax effects may have been originally charged or credited to AOCI. The amounts reclassified relate to the difference between the original tax effect of items included in other comprehensive income, such as unrealized gains or losses on securities and unamortized net losses on pension plans, and the revised tax effects from the TCJA.
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
Employee share-based stock compensation: On January 1, 2017, the Company adopted the amended guidance on accounting for employee share-based stock compensation. The updated guidance simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. Upon adoption, the Company recognizes excess tax benefits or deficiencies in net income, as well as the related cash flows in operating activities, on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations. The updated guidance allows companies to make a policy election with regard to forfeitures and the Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. As required in the updated guidance, the Company presents cash flows related to employee withholding taxes as financing activities, as opposed to operating activities, on a retrospective basis, which resulted in the reclassification of $19.5 million and $26.0 million in the consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively.
Recent Accounting Pronouncements - Not Yet Adopted
Targeted improvements to the accounting for long-duration contracts: In August 2018, the FASB issued guidance that provides targeted improvements to the accounting for long-duration contracts. The guidance includes the following primary changes: assumptions supporting benefit reserves will no longer be locked-in but must be updated at least annually with the impact of changes to the liability reflected in earnings (except for discount rates); the discount rate assumptions will be based on upper-medium grade (low credit risk) fixed-income instruments instead of the earnings rate of invested assets; the discount rate must be evaluated at each reporting date and the impact of changes to the liability estimate as a result of updating the discount rate assumption is required to be recognized in other comprehensive income; the provision for adverse deviation is eliminated; and premium deficiency testing is eliminated. Other noteworthy changes include the following: differing models for amortizing deferred acquisition costs will become uniform for all long-duration contracts based on a constant rate over the expected term of the related in-force contracts; all market risk benefits associated with deposit contracts must be reported at fair value with changes reflected in income except for changes related to credit risk which will be recognized in other comprehensive income; and disclosures will be expanded to include disaggregated roll forwards of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
For public business entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for the changing the assumptions.
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in runoff). The Company is evaluating the potential impact of this guidance on its financial position and results of operations.
Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract: In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The guidance is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the requirements of this guidance and the potential impact on its financial position and results of operations.
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
Lease accounting: In February 2016, the FASB issued new guidance on leases, which replaces the current lease guidance. The new guidance requires that entities recognize the assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The new guidance is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Therefore, the Company is required to adopt the guidance on January 1, 2019. Further, the Company plans to adopt the standard on a modified retrospective basis and therefore it will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the carryforward of 1) historical lease classifications, 2) the prior assessment on whether a contract is or contains a lease, and 3) initial direct costs for any leases that existed prior to adoption. The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Therefore, the primary change at the time of adoption involves the recognition of right-of-use assets and lease liabilities related to operating leases with terms in excess of 12 months in which the Company is the lessee. The Company has substantially completed its process to implement the new guidance and estimates that the new lease liability and right-of-use asset will approximate $85.0 million and $78.0 million, respectively, or less than 1% of consolidated liabilities and assets as of December 31, 2018, with an immaterial impact to equity upon adoption. The ongoing accounting for leases is not expected to have a material impact to the Company’s results of operations.

3. Acquisitions
TWG Acquisition
On May 31, 2018 (the “Acquisition Date”), the Company acquired TWG for a total enterprise value of $2.47 billion. This amount included $894.9 million in cash, the repayment of $595.9 million of TWG’s pre-existing debt and issuance of $975.5 million of Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital, received a total of 10,399,862 shares of Assurant, Inc. common stock. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. The Company financed the cash consideration and repayment of TWG’s pre-existing debt through a combination of available cash and external financing. Refer to Notes 18 and 19 for more information on the issuances of debt and mandatory convertible preferred stock, respectively, related to the financing of the acquisition.
Acquisition Consideration
The table below details the acquisition consideration:
Calculation of acquisition consideration

Shares of Assurant, Inc. common stock issued to TWG equityholders	10,399,862
Volume weighted average price of Assurant, Inc. common stock on the Acquisition Date	$93.80
Share issuance consideration	$975.5
Aggregate cash consideration	894.9
Repayment of pre-existing TWG debt	595.9
Total acquisition consideration	$2,466.3

Fair Value of Net Assets Acquired and Liabilities Assumed
The fair values listed below are estimates and are subject to adjustment, including assessment of the VOBA and other intangible assets, as well as certain components of deferred tax liabilities included within accounts payable and other liabilities. The initial accounting included certain provisional amounts recorded as of June 30, 2018 (the end of the reporting period in which the TWG acquisition occurred). During the year ended December 31, 2018, the Company made adjustments to the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, which, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a net increase to total identifiable net assets acquired and a corresponding decrease in goodwill of $42.7 million. The adjustments to income that would have been recognized in previous periods if the measurement period adjustments had been completed as of the Acquisition Date were immaterial. The Company may recognize additional measurement period adjustments to the provisional amounts in future periods, but no later than one year from the Acquisition Date.

Assets acquired and (liabilities) assumed (updated as of December 31, 2018)

Fixed maturity securities available for sale	$2,268.8
Equity securities	49.4
Short-term investments	165.5
Other investments	100.9
Cash and cash equivalents	380.1
Premiums and accounts receivable, net	274.2
Reinsurance recoverables	1,916.1
Accrued investment income	31.6
Property and equipment	15.4
Value of business acquired	3,972.6
Other intangible assets	459.7
Other assets	214.3
Unearned premiums and contract fees	(7,519.4)
Claims and benefits payable	(418.2)
Reinsurance balances payable	(186.1)
Funds held under reinsurance	(200.8)
Accounts payable and other liabilities	(477.1)
Non-controlling interest	(1.8)
Total identifiable net assets acquired	1,045.2
Goodwill	1,421.1
Total acquisition consideration	$2,466.3

Total goodwill of $1.42 billion is mainly attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes.

VOBA and Other Intangible Assets
The following table shows the preliminary purchase price allocation to VOBA and other intangible assets, including the effect of measurement period adjustments to provisional estimates as described above, as of December 31, 2018.

Amount
Value of business acquired (1)	$3,972.6

Finite life (1):
Customer related intangibles (distribution network)	$390.3
Technology based intangibles	57.8
Total finite life other intangible assets	$448.1
Indefinite life:
Contract based intangibles	$11.6
Total other intangible assets	$459.7

(1)	Refer to future estimated amortization table below for the amortization pattern of VOBA and other intangible assets with finite lives.
Total amortization of VOBA related to TWG was $818.2 million for the year ended December 31, 2018. Total amortization of other intangible assets related to TWG was $9.5 million for the year ended December 31, 2018. For more information on VOBA and other intangible assets, refer to Note 15. At December 31, 2018, the estimated amortization of VOBA and other intangible assets with finite lives related to TWG for the next five years and thereafter is as follows:

Year	VOBA	Other Intangible Assets (With Finite Lives)
2019	$1,194.7	$18.7
2020	852.6	26.1
2021	550.0	31.0
2022	305.5	34.9
2023	161.2	36.1
Thereafter	76.6	290.8
Total	$3,140.6	$437.6
Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs included advisory, legal, accounting, valuation and other professional and consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $39.9 million, including $30.6 million for the year ended December 31, 2018, and were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG’s operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting. Integration costs incurred in connection with the acquisition of TWG totaled $30.5 million, including $29.8 million for the year ended December 31, 2018, and were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
Financial Results
The following table summarizes the results of the acquired TWG operations from June 1, 2018 through December 31, 2018 that have been included within the Company’s consolidated statements of operations (based on how TWG was allocated to the Company’s reportable segments).

	June 1, 2018 to December 31, 2018
	Global Lifestyle (1)	Corporate and Other (2)	Total
Total revenues	$1,536.1	$(8.4)	$1,527.7
Net income attributable to stockholders	$84.0	$(21.6)	$62.4

(1)	The TWG net income allocated to the Global Lifestyle segment included $9.3 million after-tax of client recoverables related to a contract termination payment.

(2)
The TWG net income allocated to Corporate and Other included $11.0 million of net losses as a result of the remeasurement of the Argentina subsidiary’s non-U.S. dollar denominated monetary assets and liabilities, $10.7 million integration expenses and $8.4 million net realized losses on investments, partially offset by income tax benefits, which include a $5.7 million tax structuring benefit. Refer to Note 2 for further information on the net losses due to remeasurement and Note 11 for further information on the income tax benefit.

Unaudited Supplemental Pro Forma Consolidated Financial Information
The following table provides unaudited supplemental pro forma consolidated financial information for the years ended December 31, 2018 and 2017, as if TWG had been acquired as of January 1, 2017. The unaudited supplemental pro forma consolidated financial information is presented solely for informational purposes and is not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated results of operations that the combined company will experience in the future.

	Years Ended December 31,
	2018	2017
Total revenues	$9,108.0	$8,607.0
Net income attributable to stockholders	$333.1	$582.5
Basic earnings per common share	$4.95	$8.62
Diluted earnings per common share	$4.93	$8.49

For the year ended December 31, 2017, pro forma net income includes $30.6 million of non-recurring transaction and integration costs, net of taxes. For the pro forma presentation, given the assumed acquisition date of January 1, 2017, transaction and integration costs that were incurred at or subsequent to the actual acquisition date have been included in the calculation of pro forma net income for the year ended December 31, 2017, whereas transaction and integration costs that were incurred prior to the Acquisition Date have been excluded from the calculation of pro forma net income.
Prior Year Acquisitions
On February 1, 2017, the Company acquired 100% of Green Tree Insurance Holdings, Corp. and its subsidiaries Green Tree Insurance Agency and Green Tree Insurance Agency Reinsurance Limited (collectively, “Green Tree”) for $125.0 million in cash with a potential earn-out of up to $25.0 million, based on future performance. Green Tree sells housing protection products, including voluntary homeowners and manufactured housing policies, and other insurance products. In connection with the acquisition, including measurement period adjustments, the Company recorded $10.4 million of net liabilities, $69.6 million of agency relationship and renewal rights intangible assets, which are amortizable over periods ranging from 7 to 16 years, and $65.8 million of goodwill, none of which is tax-deductible. The primary factors contributing to the recognition of goodwill was future expected growth of this business and operating synergies within Global Housing.
In fourth quarter 2018, the Company recognized a $20.8 million impairment of certain intangible assets acquired through our acquisition of Green Tree due to the financial difficulty of a business partner providing new and renewal business to Green Tree. Additionally, the Company eliminated a $4.8 million contingent earn-out liability based on post-acquisition performance. As of December 31, 2018, the Company does not expect to pay any of the potential earn-out related to the acquisition of Green Tree.
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

4. Dispositions and Exit Activities
Dispositions
Time Insurance Company: On December 3, 2018, the Company sold Time Insurance Company, a subsidiary of the runoff Assurant Health business, to Haven Holdings, Inc. for cash consideration of $30.9 million. During the year ended December 31, 2018, the Company recorded a gain on the sale of $18.4 million, with $17.7 million classified in underwriting, general and administrative expenses and $0.7 million classified as an offset to net realized losses on investments in the consolidated statements of operations.
Mortgage Solutions: On August 1, 2018, the Company sold its valuation and field services business (referred to as “Mortgage Solutions”) to Xome, an indirect wholly owned subsidiary of WMIH Corp., for $36.7 million (comprised of $35.0 million cash consideration and a $1.7 million working capital adjustment based on the terms of the transaction agreement) and potential future payments based on revenue retention targets and certain types of new business. The sale included Assurant Services, LLC and its wholly owned subsidiaries Assurant Field Services, Assurant Valuations Originations, Assurant Valuations Default and Assurant Title. The Company entered into a transition services agreement to provide ongoing services for one year for fees approximating the cost of such services. During the year ended December 31, 2018, the Company recorded total pre-tax losses of $40.3 million on the sale. The loss is classified in underwriting, general and administrative expenses in the consolidated statements of operations.
Assurant Employee Benefits: On March 1, 2016, the Company completed the sale of its Assurant Employee Benefits segment through a series of transactions with Sun Life Assurant Company of Canada (“Sun Life”) for net cash consideration of $942.2 million (including contingent consideration), which resulted in an estimated gain of $656.5 million. The transaction was primarily structured as a reinsurance arrangement, as well as the sale of certain legal entities that included a ceding commission and other consideration. The reinsurance transaction does not extinguish the Company’s primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction are deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company had an obligation to continue to write and renew certain policies for a period of time until Sun Life commences policy writing and renewal. That obligation was satisfied in the first half of 2018.
The Company was required to allocate the proceeds considering the relative fair value of the transaction components. Most of the expected gains resulting from the transaction related to compensation for in-force policies (prospective component), sales of net assets underlying the continuing business and future compensation for the Company’s obligation to write and renew certain policies for a period of time. The reinsurance for existing claim liabilities (retroactive component) resulted in a loss when considering the amounts paid for reinsurance premiums (assets the Company transferred to Sun Life) exceeded the recorded liabilities related to the underlying reinsurance contracts. The Company also recognized realized gains associated with the fair value of assets transferred to Sun Life (which offset losses on the retroactive component).
The terms “deferred gain” and “amortization of deferred gain” broadly reflect the multiple transaction elements and earnings thereon, inclusive of the expected and actual income resulting from the reinsurance subject to prospective accounting, income expected to be earned related to the deferred gains associated with long-duration contracts, and the expected recognition of deferred revenues associated with the Company’s performance obligations.
The total deferred gain (representing $520.4 million of the total $656.5 million of original estimated gains) has been and will continue to be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees.
The following represents a summary of the pre-tax gain recognized by transaction component, as well as the related classification within the Consolidated Financial Statements for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Gain on sale of entities, net of transaction costs	$—	$—	$41.1
Novations, resulting in recognized gains (1)	—	—	60.9
Loss on retroactive reinsurance component, before realized gains (2)	—	—	(128.6)
Net loss prior to realized gains on transferred securities supporting retroactive component (3)	—	—	(26.6)
Realized gains on transferred securities supporting retroactive component (2)	—	—	146.7
Amortization of deferred gains (4)	46.9	92.8	382.6
Total	$46.9	$92.8	$502.7

(1)	Novations of certain insurance policies directly to Sun Life allowed for immediate gain recognition.

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

The remaining unamortized deferred gain as of December 31, 2018 was $16.4 million, which is expected to be earned over the next several years.
The Assurant Employee Benefits segment pre-tax income was $13.7 million for the year ended December 31, 2016 (excluding the aforementioned gains realized in 2016, which are included in the total Corporate and Other segment). There was no pre-tax income from Assurant Employee Benefits for the years ended December 31, 2018 and 2017.
Exit Activities
As of December 31, 2016, the Company had substantially completed its exit from the health insurance market, a process that began in 2015. Excluding premium deficiency charges, the exit-related charges for the years ended December 31, 2018, 2017 and 2016 were $2.1 million, $3.3 million and $31.4 million, respectively, and are primarily included in underwriting, general and administrative expenses within the consolidated statements of operations. Future cash payments for exit-related charges were substantially completed in 2017. The premium deficiency reserve liability decreased from $4.7 million at December 31, 2017 to $3.7 million at December 31, 2018. The decrease is consistent with the estimated utilization in 2018.
The Company participated in the Affordable Care Act Risk Mitigation Programs during 2014 through 2016. With the exit from the health insurance market, the Company no longer participates in these programs.

5. Segment Information
As of December 31, 2018, the Company had four reportable segments, which are defined based on the manner in which the Company’s chief operating decision makers, the Chief Executive Officer (“CEO”) and Chief Operating Officer, reviews the business to assess performance and allocate resources, and align to the nature of the products and services offered:

•	Global Housing: provides lender-placed homeowners, manufactured housing and flood insurance; and renters insurance and related products (referred to as “Multifamily Housing”);

•
Global Lifestyle: provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance (referred to as “Global Financial Services”);

•	Global Preneed: provides pre-funded funeral insurance and annuity products; and

•
Total Corporate and Other: Total Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company’s frozen benefit plans. Total Corporate and Other also includes the amortization of deferred gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements, expenses related to the acquisition of TWG, foreign currency gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses and other unusual or infrequent items. Additionally, the Total Corporate and Other segment includes amounts related to the runoff of the Assurant Health business. As Assurant Health was a reportable segment in prior years, these amounts are disclosed separately in the following segment tables for comparability

•
In addition, Assurant Employee Benefits was a separate reportable segment in 2016 and primarily includes the results of operations for the periods prior to its sale on March 1, 2016. See Note 4 for additional information.

The Company determined its reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. These reportable segment groupings are consistent with information used by our chief operating decision maker to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. See Note 2 for additional information.

The following tables summarize selected financial information by segment for the periods indicated:

	Year Ended December 31, 2018
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Assurant Health	Total	Consolidated
Revenues
Net earned premiums	$1,806.2	$4,291.8	$58.4	$—	$0.5	$0.5	$6,156.9
Fees and other income	283.0	891.5	131.1	2.1	0.4	2.5	1,308.1
Net investment income	80.8	189.4	278.0	47.6	2.6	50.2	598.4
Net realized losses on investments	—	—	—	(62.7)	—	(62.7)	(62.7)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	56.9	—	56.9	56.9
Total revenues	2,170.0	5,372.7	467.5	43.9	3.5	47.4	8,057.6
Benefits, losses and expenses
Policyholder benefits (2)	938.4	1,145.6	263.3	—	(4.7)	(4.7)	2,342.6
Amortization of deferred acquisition costs and value of business acquired	204.5	2,025.8	70.5	—	—	—	2,300.8
Underwriting, general and administrative expenses (3)	837.1	1,812.6	60.1	265.6	5.0	270.6	2,980.4
Interest expense	—	—	—	100.3	—	100.3	100.3
Total benefits, losses and expenses	1,980.0	4,984.0	393.9	365.9	0.3	366.2	7,724.1
Segment income (loss) before provision (benefit) for income taxes	190.0	388.7	73.6	(322.0)	3.2	(318.8)	333.5
Provision (benefit) for income taxes	39.2	91.0	15.9	(65.8)	0.6	(65.2)	80.9
Segment income (loss) after taxes	150.8	297.7	57.7	(256.2)	2.6	(253.6)	252.6
Less: Net income attributable to non-controlling interest	—	—	—	(1.6)	—	(1.6)	(1.6)
Net income (loss) attributable to stockholders	150.8	297.7	57.7	(257.8)	2.6	(255.2)	251.0
Less: Preferred stock dividends	—	—	—	(14.2)	—	(14.2)	(14.2)
Net income (loss) attributable to common stockholders	$150.8	$297.7	$57.7	$(272.0)	$2.6	$(269.4)
							$236.8

Segment assets:	$3,949.9	$21,254.5	$6,975.2	$8,895.4	$14.3	$8,909.7	$41,089.3

	Year Ended December 31, 2017
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Assurant Health	Total	Consolidated
Revenues
Net earned premiums	$1,761.4	$2,576.5	$59.5	$—	$6.7	$6.7	$4,404.1
Fees and other income	413.6	819.7	121.5	24.8	3.5	28.3	1,383.1
Net investment income	75.6	114.6	262.0	35.1	6.5	41.6	493.8
Net realized gains on investments	—	—	—	30.1	—	30.1	30.1
Amortization of deferred gains on disposal of businesses (1)	—	—	—	103.9	—	103.9	103.9
Total revenues	2,250.6	3,510.8	443.0	193.9	16.7	210.6	6,415.0
Benefits, losses and expenses
Policyholder benefits (2)	958.4	700.4	259.1	—	(47.3)	(47.3)	1,870.6
Amortization of deferred acquisition costs and value of business acquired	194.9	1,083.3	61.8	—	—	—	1,340.0
Underwriting, general and administrative expenses (3)	953.0	1,480.8	63.1	165.5	48.0	213.5	2,710.4
Interest expense	—	—	—	49.5	—	49.5	49.5
Total benefits, losses and expenses	2,106.3	3,264.5	384.0	215.0	0.7	215.7	5,970.5
Segment income (loss) before provision (benefit) for income taxes	144.3	246.3	59.0	(21.1)	16.0	(5.1)	444.5
Provision (benefit) for income taxes (4)	46.9	68.3	19.4	(215.1)	5.4	(209.7)	(75.1)
Segment income after taxes	$97.4	$178.0	$39.6	$194.0	$10.6	$204.6
Net income							$519.6

Segment assets (4):	$4,809.6	$9,497.6	$6,827.1	$10,633.6	$75.1	$10,708.7	$31,843.0

	Year Ended December 31, 2016
				Total Corporate and Other
	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Assurant Health	Total	Employee Benefits	Consolidated
Revenues
Net earned premiums	$1,829.1	$2,901.4	$61.7	$—	$37.1	$37.1	$178.0	$5,007.3
Fees and other income	459.7	804.7	109.6	24.5	19.8	44.3	4.2	1,422.5
Net investment income	72.7	113.1	259.8	44.0	8.8	52.8	17.3	515.7
Net realized gains on investments (5)	—	—	—	162.2	—	162.2	—	162.2
Amortization of deferred gains and gains on disposal of businesses (1)	—	—	—	394.5	—	394.5	—	394.5
Gain on pension plan curtailment	—	—	—	29.6	—	29.6	—	29.6
Total revenues	2,361.5	3,819.2	431.1	654.8	65.7	720.5	199.5	7,531.8
Benefits, losses and expenses
Policyholder benefits (2)	828.6	663.8	250.4	—	(52.7)	(52.7)	118.4	1,808.5
Amortization of deferred acquisition costs and value of business acquired	238.2	1,045.9	61.4	—	—	—	5.8	1,351.3
Underwriting, general and administrative expenses (3)	1,013.7	1,901.8	55.5	244.6	165.7	410.3	61.5	3,442.8
Interest expense	—	—	—	57.6	—	57.6	—	57.6
Loss on extinguishment of debt	—	—	—	23.0	—	23.0	—	23.0
Total benefits, losses and expenses	2,080.5	3,611.5	367.3	325.2	113.0	438.2	185.7	6,683.2
Segment income (loss) before provision (benefit) for income taxes	281.0	207.7	63.8	329.6	(47.3)	282.3	13.8	848.6
Provision (benefit) for income taxes	92.4	53.3	21.5	117.0	(6.3)	110.7	5.3	283.2
Segment income (loss) after taxes	$188.6	$154.4	$42.3	$212.6	$(41.0)	$171.6	$8.5
Net income								$565.4

(1)
The years ended December 31, 2018, 2017 and 2016 included $46.9 million, $92.8 million and $382.6 million, respectively, related to the amortization of deferred gains associated with the 2016 sale of Assurant Employee Benefits. The remaining Assurant Employee Benefits unamortized deferred gain as of December 31, 2018 was $16.4 million.

(2)
The presentation of Assurant Health policyholder benefits includes the impact of the total current period net utilization of premium deficiency reserves for claim costs and claim adjustment expenses included in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the years ended December 31, 2018, 2017, and 2016, the premium deficiency reserve liability decreased $1.0 million, $35.7 million and $37.6 million, respectively, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through December 31, 2018, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

(3)
The year ended December 31, 2018 for Corporate and Other included an $17.7 million gain on the sale of Time Insurance Company, a $40.3 million loss on the sale of Mortgage Solutions and $17.2 million net losses from foreign exchange primarily related to the remeasurement of net monetary assets from the Company’s operations in Argentina. The years ended December 31, 2017 and 2016 for Corporate and Other included an expense of $17.4 million and $23.0 million, respectively, related to a post-close adjustment pertaining to an estimated indemnification that is expected to be due on a previous disposition. The years ended December 31, 2018 and 2016 for Corporate and Other included impairment losses of $20.8 million and $16.7 million, respectively, on intangible assets.

(4)
The consolidated net benefit for income taxes for the year ended December 31, 2017 included a $177.0 million one-time benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA. The remeasurement of deferred tax assets and liabilities was recorded using our best estimate of deferred tax balances as of December 22, 2017, the enactment date of the TCJA. The total benefit for income taxes was reported through the Total Corporate and Other segment; however, the remeasured deferred tax assets and liabilities were adjusted within each segment. During the year ended December 31, 2018, the Company finalized the provisional adjustment, recording an expense of $1.5 million. Refer to Note 11 for further detail.

(5)	The year ended December 31, 2016 includes $146.7 million of net realized gains related to assets transferred as part of the Assurant Employee Benefits sale on March 1, 2016.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2018, 2017 and 2016:

Location	Revenues	Long-lived Assets
2018
United States	$6,217.0	$378.8
Foreign countries	1,840.6	13.7
Total	$8,057.6	$392.5
2017
United States	$4,980.8	$339.5
Foreign countries	1,434.2	8.1
Total	$6,415.0	$347.6
2016
United States	$6,239.7	$336.8
Foreign countries	1,292.1	6.8
Total	$7,531.8	$343.6

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment. There are no reportable major customers that accounted for 10% or more of the Company’s consolidated revenues for the years ended December 31, 2018, 2017 or 2016.

The Company’s net earned premiums, fees and other income by segment and product are as follows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Global Housing:
Lender-placed Insurance	$1,149.7	$1,224.9	$1,317.2
Multifamily Housing	406.1	366.3	320.9
Mortgage Solutions	116.1	257.7	329.3
Manufactured Housing and Other	417.3	326.1	321.4
Total	$2,089.2	$2,175.0	$2,288.8
Global Lifestyle:
Connected Living (mobile, service contracts and assistance services)	$2,800.6	$2,156.0	$2,570.1
Global Automotive	1,909.2	782.8	715.8
Global Financial Services	473.5	457.4	420.2
Total	$5,183.3	$3,396.2	$3,706.1

Global Preneed:	$189.5	$181.0	$171.3

Assurant Health (1):	$0.9	$10.2	$56.9

Assurant Employee Benefits (2):	$—	$—	$182.2

(1)	The Assurant Health business has been in run-off since 2015 and previously included individual and small employer group products.

(2)	The Assurant Employee Benefits business was sold on March 1, 2016 and previously included group disability, group dental, group life and group supplemental and vision products.

6. Contract Revenues
The Company partners with clients to provide consumers a diverse range of protection products and services. The Company’s revenues from protection products (approximately 85% of total revenues) are accounted for as insurance contracts and therefore are not subject to the new revenue standard adopted as of January 1, 2018 and described in Note 2. Revenue from service contracts and sales of products (approximately 15% of total revenues) are recognized in accordance with the new revenue recognition standard. Specifically, these revenues are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues subject to the new revenue recognition standard and included in fees and other income on the consolidated statement of operations were $241.9 million for Global Housing and $693.1 million for Global Lifestyle for the year ended December 31, 2018.
Global Housing
In the Company’s Global Housing segment, revenues from service contracts and sales of products are primarily from the Company’s Mortgage Solutions (until the sale of the business on August 1, 2018, as described in Note 4) and Lender-placed Insurance businesses. Under the Company’s Mortgage Solutions business, the Company previously offered valuation and title services and products across the origination, home equity and default markets, as well as field services, inspection services, restoration and real estate owned (“REO”) asset management services to mortgage servicing clients and investors. Under the Company’s Lender-placed Insurance business, the Company provides loan and claim payment tracking services for lenders. The Company generally invoices its customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
Global Lifestyle

In the Company’s Global Lifestyle segment, revenue from service contracts and sales of products is primarily from the Company’s Connected Living business. Through partnerships with mobile carriers, the Company provides administrative services related to its mobile device protection products, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
The Company also sell repaired or refurbished mobile and other electronic devices. Revenue from products sold is recognized when risk of ownership transfers to customers, generally upon shipment. Each product has a standalone selling price that is determined through analysis of various factors including market data, historical costs and product lifecycle status. Payments are generally due prior to shipment or within a short-term period.
Contract Balances
The receivables and unearned revenue under these contracts were $183.7 million and $88.7 million, respectively, as of December 31, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheet. Revenue from service contracts and sales of products recognized during the year ended December 31, 2018 that was included in unearned revenue as of December 31, 2017 was $15.3 million.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2018, the Company had approximately $29.0 million of such intangible assets that will be expensed over the term of the client contracts.

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI included within AOCI of the Company’s fixed maturity securities and equity securities as of the dates indicated:

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$381.4	$4.4	$(1.2)	$384.6	$—
States, municipalities and political subdivisions	238.9	17.6	(0.3)	256.2	—
Foreign governments	856.3	58.8	(3.0)	912.1
Asset-backed	513.6	0.5	(9.6)	504.5	—
Commercial mortgage-backed	79.1	2.2	(1.6)	79.7	—
Residential mortgage-backed	1,399.1	21.5	(14.8)	1,405.8	5.0
U.S. corporate	5,337.0	315.7	(59.7)	5,593.0	14.1
Foreign corporate	2,028.6	110.7	(18.1)	2,121.2	—
Total fixed maturity securities	$10,834.0	$531.4	$(108.3)	$11,257.1	$19.1

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$180.6	$3.2	$(1.2)	$182.6	$—
States, municipalities and political subdivisions	302.3	24.0	(0.1)	326.2	—
Foreign governments	524.8	72.3	(0.3)	596.8	—
Asset-backed	188.4	1.9	(0.1)	190.2	1.0
Commercial mortgage-backed	38.6	0.2	(0.7)	38.1	—
Residential mortgage-backed	1,084.2	32.5	(7.3)	1,109.4	9.2
U.S. corporate	4,774.2	602.1	(5.0)	5,371.3	17.4
Foreign corporate	1,663.4	188.6	(4.0)	1,848.0	—
Total fixed maturity securities	$8,756.5	$924.8	$(18.7)	$9,662.6	$27.6
Equity securities:
Common stocks	$9.3	$8.4	$—	$17.7	$—
Non-redeemable preferred stocks	307.0	43.8	(0.5)	350.3	—
Total equity securities	$316.3	$52.2	$(0.5)	$368.0	$—

(1)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.4% of the overall investment portfolio as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $58.4 million and $137.7 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2018 and 2017, revenue bonds accounted for 56% and 53% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily highway, water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of December 31, 2018, approximately 55%, 18% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. As of December 31, 2017, approximately 79%, 12% and 4% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Germany, respectively. No other country represented more than 6% and 3% of the Company’s foreign government securities as of December 31, 2018 and 2017, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $800.9 million with a net unrealized gain of $27.7 million as of December 31, 2018 and $578.4 million with a net unrealized gain of $58.9 million as of December 31, 2017. Approximately 27% and 24% of the corporate fixed maturity European exposure was held in the financial industry as of December 31, 2018 and 2017, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 5% and 4% of the fair value of the Company's corporate fixed maturity securities as of December 31, 2018 and 2017, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Cost or Amortized Cost	Fair Value
Due in one year or less	$281.5	$282.9
Due after one year through five years	2,688.3	2,704.4
Due after five years through ten years	2,188.9	2,213.7
Due after ten years	3,683.5	4,066.1
Total	8,842.2	9,267.1
Asset-backed	513.6	504.5
Commercial mortgage-backed	79.1	79.7
Residential mortgage-backed	1,399.1	1,405.8
Total	$10,834.0	$11,257.1

Major categories of net investment income were as follows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Fixed maturity securities	$451.6	$411.8	$419.3
Equity securities	21.5	22.8	25.2
Commercial mortgage loans on real estate	33.4	31.5	41.7
Short-term investments	22.0	7.2	5.5
Other investments	41.6	25.2	24.2
Cash and cash equivalents	25.7	15.8	17.5
Revenues from consolidated investment entities (1)	77.8	9.8	—
Total investment income	673.6	524.1	533.4
Investment expenses	(23.3)	(21.9)	(17.7)
Expenses from consolidated investment entities (1)	(51.9)	(8.4)	—
Net investment income	$598.4	$493.8	$515.7

(1)
The net of revenues and expenses from consolidated investment entities of $25.9 million for the year ended December 31, 2018 includes $9.5 million, $9.2 million and $2.1 million of investment income from the Company’s direct investment in CLOs, the real estate fund, and the related non-controlling interest, respectively, and $5.1 million related to investment management fees. The net of revenues and expenses from consolidated investment entities of $1.4 million for the year ended December 31, 2017 includes $0.6 million and $0.5 million of investment income from the Company’s direct investment in CLOs and the real estate fund, respectively, and $0.3 million related to investment management fees. Refer to Note 8 for further detail.

No material investments of the Company were non-income producing for the years ended December 31, 2018, 2017 and 2016.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity (and equity securities for 2017 and 2016 prior to the previously described fair value change in accounting) and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Proceeds from sales	$3,583.6	$3,018.2	$4,610.7
Gross realized gains (1)	22.3	43.5	209.5
Gross realized losses (2)	60.0	12.2	65.2

(1)	Gross realized gains for the year ended December 31, 2016 include $150.7 million related to the sale of Assurant Employee Benefits as described in Note 4.

(2)	Gross realized losses for the year ended December 31, 2016 include $16.4 million related to the sale of Assurant Employee Benefits as described in Note 4.

For securities sold at a loss during the year ended December 31, 2018, the average period of time these securities were trading continuously at a price below book value was approximately 6 months.

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$(42.8)	$22.0	$128.9
Equity securities (1)	(14.9)	7.7	17.3
Commercial mortgage loans on real estate	0.6	1.3	21.8
Other investments	2.7	1.0	1.1
Consolidated investment entities (2)	(7.7)	(1.0)	—
Total net realized gains (losses) related to sales and other (3)	(62.1)	31.0	169.1
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(0.1)	(0.4)	(0.7)
Other investments	(0.5)	(0.5)	(6.2)
Total net realized losses related to other-than-temporary impairments	(0.6)	(0.9)	(6.9)
Total net realized gains (losses)	$(62.7)	$30.1	$162.2

(1)
The year ended December 31, 2018 includes $16.9 million of gains on equity investment holdings accounted for under the measurement alternative. The carrying value of equity investments accounted for under the measurement alternative was $84.1 million and $36.1 million as of December 31, 2018 and 2017, respectively. These investments are included within other investments on the consolidated balance sheets. For the year ended December 31, 2018, there were no impairments related to these equity investments. The Company generally considers follow on funding rounds of equity securities with similar ownership interests as the equity securities held by the Company, and involving new investors, as an observable price in an orderly transaction, which are then reviewed to determine the fair value adjustment.

(2)	Consists of the net realized gains (losses) from the change in fair value of the Company’s direct investment in CLOs. See Note 8 for additional information.

(3)	The year ended December 31, 2016 net gains includes $146.7 million related to the sale of Assurant Employee Benefits as described in Note 4.

The following table sets forth the portion of unrealized gains related to equity securities for the year ended December 31, 2018:

Year Ended December 31, 2018
Net losses recognized on equity securities	$(14.9)
Less: Net realized gains related to sales of equity securities	3.9
Total net unrealized losses on equity securities held (1)	$(18.8)

(1)
Net gains for the year ended December 31, 2018 are required to be reported through the income statement in accordance with the 2018 accounting guidance on financial instruments. Net unrealized gains of $12.1 million and loss of $9.9 million for the years ended December 31, 2017 and 2016, respectively, were reported through AOCI.

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
For the years ended December 31, 2018 and 2017, the Company recorded $0.6 million and $0.9 million, respectively, of OTTI in earnings, all of which was related to credit losses and securities the Company intends to sell.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts:

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$18.1	$24.9	$32.4
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	0.5
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2.6)	(2.4)	(3.6)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(4.4)	(4.4)
Balance, end of year	$15.5	$18.1	$24.9

The Company regularly monitors its investment portfolio to ensure that investments that may be other-than-temporarily impaired are timely identified, properly valued and charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery and the Company’s intent to sell or whether it is more likely than not that the Company will be required to sell for fixed maturity securities. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events that affect one or more companies, industry sectors or countries could result in additional impairments in future periods for other-than-temporary declines in value. The impairment of a fixed maturity security that the Company has the intent to sell or that it is more likely than not that the Company will be required to sell is deemed other-than-temporary and is written down to its market value at the balance sheet date with the amount of the impairment reported as a realized loss in that period. For all other-than-temporarily impaired fixed maturity securities that do not meet either of these two criteria, the Company is required to analyze its ability to recover the amortized cost of the security by calculating the net present value of projected future cash flows. For these other-than-temporarily impaired fixed maturity securities, the net amount recognized in earnings equals the difference between the amortized cost of the fixed maturity security and its net present value.
The Company considers different factors to determine the amount of projected future cash flows and discounting methods for corporate debt, residential and commercial mortgage-backed securities and asset-backed securities. For corporate debt securities, the split between the credit and non-credit losses is driven principally by assumptions regarding the amount and timing of projected future cash flows. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the security at the date of acquisition. For residential and commercial mortgage-backed securities and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security prior to impairment at the balance sheet date. The discounted cash flows become the new amortized cost basis of the fixed maturity security.
In periods subsequent to the recognition of an OTTI, the Company generally accretes the discount (or amortizes the reduced premium) into net investment income, up to the non-discounted amount of projected future cash flows, resulting from the reduction in cost basis, based upon the amount and timing of the expected future cash flows over the estimated period of cash flows.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities and equity securities, as applicable, as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$11.2	$(0.1)	$89.5	$(1.1)	$100.7	$(1.2)
States, municipalities and political subdivisions	31.5	(0.1)	3.1	(0.2)	34.6	(0.3)
Foreign governments	136.4	(2.8)	9.2	(0.2)	145.6	(3.0)
Asset-backed	370.6	(9.6)	—	—	370.6	(9.6)
Commercial mortgage-backed	29.4	(0.7)	12.4	(0.9)	41.8	(1.6)
Residential mortgage-backed	378.2	(3.7)	309.6	(11.1)	687.8	(14.8)
U.S. corporate	1,860.4	(49.5)	173.1	(10.2)	2,033.5	(59.7)
Foreign corporate	706.6	(12.9)	149.5	(5.2)	856.1	(18.1)
Total fixed maturity securities	$3,524.3	$(79.4)	$746.4	$(28.9)	$4,270.7	$(108.3)

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$104.2	$(0.7)	$43.3	$(0.5)	$147.5	$(1.2)
States, municipalities and political subdivisions	—	—	2.4	(0.1)	2.4	(0.1)
Foreign governments	24.4	(0.2)	0.8	(0.1)	25.2	(0.3)
Asset-backed	27.6	(0.1)	—	—	27.6	(0.1)
Commercial mortgage-backed	—	—	12.4	(0.7)	12.4	(0.7)
Residential mortgage-backed	217.3	(2.4)	162.9	(4.9)	380.2	(7.3)
U.S. corporate	562.8	(4.5)	30.0	(0.5)	592.8	(5.0)
Foreign corporate	266.7	(3.5)	19.0	(0.5)	285.7	(4.0)
Total fixed maturity securities	$1,203.0	$(11.4)	$270.8	$(7.3)	$1,473.8	$(18.7)
Equity securities:
Non-redeemable preferred stocks	$13.8	$(0.2)	$8.7	$(0.3)	$22.5	$(0.5)

Total gross unrealized losses represented approximately 3% and 1% of the aggregate fair value of the related securities as of December 31, 2018 and 2017, respectively. Approximately 73% and 61% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2018 and 2017, respectively. The total gross unrealized losses are comprised of 2,642 and 679 individual securities as of December 31, 2018 and 2017, respectively. In accordance with its policy described above, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of December 31, 2018 and 2017. These conclusions were based on a detailed analysis of the underlying credit and expected cash flows of each security. As of December 31, 2018, the Company did not intend to sell these fixed maturity securities and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of their amortized cost basis. The gross unrealized losses are primarily attributable to widening credit spreads associated with an underlying shift in overall credit risk premium.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2018, by contractual maturity, is shown below:

	December 31, 2018
	Cost or Amortized Cost	Fair Value
Due in one year or less	$128.1	$127.5
Due after one year through five years	1,056.2	1,044.5
Due after five years through ten years	1,158.1	1,125.5
Due after ten years	910.4	873.0
Total	3,252.8	3,170.5
Asset-backed	380.2	370.6
Commercial mortgage-backed	43.4	41.8
Residential mortgage-backed	702.6	687.8
Total	$4,379.0	$4,270.7

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of December 31, 2018, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.5 million as of December 31, 2018 and from less than $0.1 million to $12.7 million as of December 31, 2017.
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
The following summarizes the carrying value and average debt-service coverage ratio for the Company’s mortgage loans that had loan-to-value ratios falling within the stated ranges as of the dates indicated:

	December 31, 2018
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Average Debt-Service Coverage Ratio
70% and less	$752.8	99.1%	2.03
71 – 80%	7.2	0.9%	1.31
Gross commercial mortgage loans	760.0	100.0%	2.02
Less valuation allowance	(0.4)
Net commercial mortgage loans	$759.6

	December 31, 2017
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Average Debt-Service Coverage Ratio
70% and less	$671.2	100.0%	2.05
Less valuation allowance	(1.0)
Net commercial mortgage loans	$670.2

All commercial mortgage loans that are individually impaired have an established mortgage loan valuation allowance for losses. An additional valuation allowance is established for incurred, but not specifically identified impairments. Changing economic conditions affect the Company’s valuation of commercial mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) a commercial mortgage loan valuation allowance for losses. In addition, the Company monitors the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced a reduction in debt-service coverage ratio.
In 2018, the loan valuation allowance was decreased by $0.6 million based upon the valuation allowance analysis.
As of December 31, 2018, the Company had mortgage loan commitments outstanding of approximately $3.7 million.
The Company had short term investments and fixed maturity securities of $546.5 million and $459.5 million as of December 31, 2018 and 2017, respectively, on deposit with various governmental authorities as required by law.
The Company has entered into certain interest rate derivatives that qualify for hedge accounting to manage interest rate risk on the Company’s debt. See Note 18 for additional information on these derivatives. The Company also utilizes derivatives on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument. These derivatives do not qualify as effective hedges for accounting purposes; therefore, they are marked-to-market and the gain or loss is recorded in the statements of operations in fees and other income, underwriting, general and administrative expenses and realized gains (losses). Amounts related to derivative instruments that do not qualify for hedge accounting as of December 31, 2018 and 2017 are assets of $4.7 million and $15.6 million, respectively, liabilities of $17.8 million and $24.4 million, respectively, all of which are included in the consolidated balance sheets. The gain from derivative instruments recorded in the results of operations related to these derivatives totaled $11.0 million, $13.4 million and $19.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
Consolidated VIEs

One of the Company’s subsidiaries is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser. The subsidiary (or one of its affiliates) manages and invests in CLOs and real estate funds and may conduct other forms of investment activities. The Company has determined that the CLOs and real estate fund are VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its role as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entities, which exposes it to losses and the right to receive benefits that could potentially be significant to the entities.
In connection with the formation of CLO structures, the Company forms special purpose entities initially capitalized by contributions from the Company’s wholly owned subsidiaries. Subsequent to capitalization, the special purpose entities purchase senior secured leveraged loans funded by contributions from the Company and a short-term warehousing credit facility. Borrowings from the warehousing credit facility are non-recourse to the Company and are fully repaid once the CLO closes. Additionally, the amounts contributed by the Company to fund the initial capitalization are returned after the CLO closes. The Company may elect to use the return of capital to purchase a direct investment in the CLO.
Collateralized Loan Obligations: The CLO entities are collateralized financing entities. The carrying value of the CLO debt equals the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the beneficial interests the Company retains in the CLO. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated statements of operations. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs.
As of December 31, 2018, the Company and its subsidiaries held a range of 3.4% to 6.6% of the most subordinated debt tranches of three CLO entities and 4.6% of senior debt tranches in one CLO entity. As of December 31, 2018, a fourth CLO structure was funded with $40.0 million in contributions from the Company’s wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $21.0 million in a senior debt tranche and $55.2 million in subordinated debt tranches as of December 31, 2018 and $72.8 million in the most subordinated debt tranches as of December 31, 2017.

Real Estate Fund: The Company’s real estate fund includes contributions from third party investors, which are recorded as non-controlling interest. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company has a majority investment in the real estate fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $91.5 million and $89.1 million as of December 31, 2018 and 2017, respectively. The Company’s unfunded commitment in the real estate fund was $4.2 million as of December 31, 2018.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities

The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 9 for the definition of the three levels of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for financial assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$62.6	$62.6	(1)	$—	$—
Corporate debt securities	1,464.2	—		1,464.2	—
Real estate fund	112.0	—		—	112.0
Total financial assets	$1,638.8	$62.6		$1,464.2	$112.0

Financial Liabilities
Collateralized loan obligation notes	$1,316.7	$—		$1,316.7	$—
Total financial liabilities	$1,316.7	$—		$1,316.7	$—

	December 31, 2017
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$54.5	$54.5	(1)	$—	$—
Corporate debt securities	570.3	—		570.3	—
Real estate fund	84.7	—		—	84.7
Total financial assets	$709.5	$54.5		$570.3	$84.7

Financial Liabilities
Collateralized loan obligation notes	$450.7	$—		$450.7	$—
Total financial liabilities	450.7	—		450.7	—

(1)	Amounts consist of money market funds.

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
Collateralized loan obligation notes: As the Company elected the measurement alternative, the carrying value of the CLO debt is set equal to the fair value of the CLO assets. The CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets.

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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Balance, beginning of period	$84.7	$—
Purchases	23.0	55.1
Sales	(6.8)	—
Transfers in (1)	—	44.3
Reclassified to cash (2)	—	(15.3)
Total income included in earnings (3)	11.1	0.6
Balance, end of period	$112.0	$84.7

(1)
Transfer in represents real estate fund balance reclassified to consolidated investment entities in 2017. Prior to contributions from third party investors, the Company’s investment in the real estate fund was reported within other investments.

(2)	Reclassified to cash represents amounts included in cash and cash equivalents of consolidated investment entities.

(3)	Total income included in earnings includes $2.1 million of pre-tax income related to non-controlling interests for 2018.

Non-Consolidated VIEs

The Company invests in private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met, but involvement is considered significant. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2018, the Company’s maximum exposure to loss is a recorded carrying value of $229.0 million and unfunded commitments of $32.8 million.
Commercial Mortgage Loan Securitization
On May 31, 2016, the Company transferred $259.7 million of certain commercial mortgage loans on real estate into a trust. Upon transfer, the loans were securitized as a source of funding for the Company and as a means of transferring the economic risk of the loans to third parties. The securitized assets are legally isolated from the Company’s creditors and can only be used to settle obligations of the trust. The securitization of the assets was accounted for as a sale. The Company does not have the power to direct the activities of the trust, nor does it provide guarantees or recourse to the trust other than standard representations and warranties. The Company retained an interest in the trust in the form of subordinate securities issued by the trust. The trust is a VIE that the Company does not consolidate.
The cash proceeds, including accrued investment income, from the securitization were $269.8 million, with a corresponding realized gain of $9.1 million. At closing, the Company purchased $30.8 million of securities at fair value from the trust. As of December 31, 2018 and 2017, the maximum loss exposure the Company had to the trust was $20.2 million and $23.5 million, respectively. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the Company’s ongoing OTTI review. See Note 9 for additional information on the Company’s fair value inputs and valuation techniques.
See Note 2 for additional information on significant accounting policies related to VIEs.

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

•
Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset or liability. The observable inputs are used in valuation models to calculate the fair value for the asset or liability.

•
Level 3 inputs are unobservable but are significant to the fair value measurement for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets and liabilities held in separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC, the ADC, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2018
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$384.6	$—		$384.6		$—
States, municipalities and political subdivisions	256.2	—		256.2		—
Foreign governments	912.1	0.5		911.6		—
Asset-backed	504.5	—		504.5		—
Commercial mortgage-backed	79.7	—		40.8		38.9
Residential mortgage-backed	1,405.8	—		1,405.8		—
U.S. corporate	5,593.0	—		5,580.3		12.7
Foreign corporate	2,121.2	—		2,071.7		49.5
Equity securities:
Mutual funds	45.0	45.0		—		—
Common stocks	15.3	14.6		0.7		—
Non-redeemable preferred stocks	318.5	—		316.3		2.2
Short-term investments	336.0	188.9	(2)	147.1		—
Other investments	224.9	62.9	(1)	161.5	(3)	0.5	(4)
Cash equivalents	527.7	523.6	(2)	4.1	(3)	—
Other receivables	5.0	—		—		5.0	(6)
Other assets	2.6	—		—		2.6	(5)
Assets held in separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial assets	$14,307.8	$2,235.6		$11,960.8		$111.4

Financial Liabilities
Other liabilities	$104.8	$62.9	(1)	$0.7	(5)	$41.2	(6)
Liabilities related to separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial liabilities	$1,680.5	$1,463.0		$176.3		$41.2

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes derivative assets and liabilities.

(6)	Primarily includes contingent consideration receivables/liabilities related to business combinations and dispositions and derivatives.

	December 31, 2017
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$182.6	$—		$182.6		$—
States, municipalities and political subdivisions	326.2	—		326.2		—
Foreign governments	596.8	1.0		595.8		—
Asset-backed	190.2	—		150.8		39.4
Commercial mortgage-backed	38.1	—		9.5		28.6
Residential mortgage-backed	1,109.4	—		1,109.4		—
U.S. corporate	5,371.3	—		5,350.2		21.1
Foreign corporate	1,848.0	—		1,802.7		45.3
Equity securities:
Common stocks	17.7	17.0		0.7		—
Non-redeemable preferred stocks	350.3	—		348.1		2.2
Short-term investments	284.1	141.6	(2)	142.5		—
Other investments	253.9	71.2	(1)	172.7	(3)	10.0	(4)
Cash equivalents	544.9	519.1	(2)	25.8	(3)	—
Other assets	2.1	—		—		2.1	(5)
Assets held in separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial assets	$12,916.2	$2,385.1		$10,382.4		$148.7

Financial Liabilities
Other liabilities	$128.7	$71.2	(1)	$1.0	(5)	$56.5	(6)
Liabilities related to separate accounts	1,800.6	1,635.2	(1)	165.4	(3)	—
Total financial liabilities	$1,929.3	$1,706.4		$166.4		$56.5

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes derivative assets and liabilities.

(6)	Primarily includes contingent consideration receivables/liabilities related to business combinations and dispositions and derivatives.

There were no transfers between Level 1 and Level 2 financial assets during the years ended December 31, 2018 or 2017. However, there were transfers between Level 2 and Level 3 financial assets during the years ended December 31, 2018 and 2017, which are reflected in the “Transfers in” and “Transfers out” columns in the table below. Transfers between Level 2 and Level 3 most commonly occur from changes in the availability of observable market information and the re-evaluation of the observability of valuation inputs. Any remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$39.4	$—	$—	$79.4	$(10.1)	$—	$(108.7)	$—
Commercial mortgage-backed	28.6	(3.0)	1.1	36.3	(24.1)	—	—	38.9
U.S. corporate	21.1	(0.2)	—	33.4	(17.2)	11.0	(35.4)	12.7
Foreign corporate	45.3	(1.0)	(2.2)	28.1	(20.5)	7.9	(8.1)	49.5
Equity Securities
Non-redeemable preferred stocks	2.2	—	—	—	—	—	—	2.2
Other investments	10.0	34.8	(0.1)	10.1	(54.3)	—	—	0.5
Other receivables	—	0.1	—	4.9	—	—	—	5.0
Other assets	2.1	0.1	—	0.4	—	—	—	2.6
Financial Liabilities
Other liabilities	(56.5)	(6.2)	—	(10.2)	31.7	—	—	(41.2)
Total level 3 assets and liabilities	$92.2	$24.6	$(1.2)	$182.4	$(94.5)	$18.9	$(152.2)	$70.2

	Year Ended December 31, 2017
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$—	$3.3	$(2.2)	$165.6	$(20.0)	$2.6	$(109.9)	$39.4
Commercial mortgage-backed	27.8	(4.9)	0.3	5.4	—	—	—	28.6
U.S. corporate	44.5	0.6	0.8	15.4	(13.4)	9.2	(36.0)	21.1
Foreign corporate	33.3	(0.1)	(0.3)	25.5	(2.3)	16.5	(27.3)	45.3
Equity Securities
Non-redeemable preferred stocks	2.2	—	—	—	—	—	—	2.2
Other investments	3.5	(6.0)	(0.1)	17.7	(0.1)	—	(5.0)	10.0
Other assets	0.3	(0.2)	—	2.0	—	—	—	2.1
Financial Liabilities
Other liabilities	(54.1)	0.7	—	(3.4)	0.3	—	—	(56.5)
Total level 3 assets and liabilities	$57.5	$(6.6)	$(1.5)	$228.2	$(35.5)	$28.3	$(178.2)	$92.2

(1)	Included as part of net realized gains on investments, excluding other-than-temporary impairment losses, in the consolidated statements of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and the re-evaluation of the observability of valuation inputs.

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

While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the years ended December 31, 2018 and 2017, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.

Level 1 Securities

The Company’s investments and liabilities classified as Level 1 as of December 31, 2018 and 2017 consisted of mutual funds and related obligations, money market funds, foreign government fixed maturity securities and common stocks that are publicly listed and/or actively traded in an established market.

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

U.S. government and government agencies and authorities: U.S. government and government agencies and authorities securities are priced by the Company’s pricing service utilizing standard inputs. Included in this category are U.S. Treasury securities which are priced using vendor trading platform data in addition to the standard inputs.

States, municipalities and political subdivisions: States, municipalities and political subdivisions securities are priced by the Company’s pricing service using material event notices and new issue data inputs in addition to the standard inputs.

Foreign governments: Foreign government securities are primarily fixed maturity securities denominated in local currencies which are priced by the Company’s pricing service using standard inputs. The pricing service also evaluates each security based on relevant market information including relevant credit information, perceived market movements and sector news.

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

U.S. and foreign corporate: Corporate securities are priced by the Company’s pricing service using standard inputs. Non-investment grade securities within this category are priced by the Company’s pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including, but not limited to, the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.

Non-redeemable preferred stocks: Non-redeemable preferred stocks are priced by the Company’s pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs.

Short-term investments, other investments, cash equivalents, assets held in separate accounts and liabilities related to separate accounts: To price the fixed maturity securities and related obligations in these categories, the pricing service utilizes the standard inputs.

Other liabilities: Foreign exchange forwards are priced using a pricing model which utilizes market observable inputs including foreign exchange spot rate, forward points and date to settlement.

Valuation models used by the pricing service can change from period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable to the pricing service, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources. If the Company cannot corroborate the non-binding broker quotes with Level 2 inputs, these securities are categorized as Level 3 securities.

Level 3 Securities

The Company’s investments classified as Level 3 as of December 31, 2018 and 2017 consisted of fixed maturity and equity securities and derivatives.

Fixed maturity securities and equity securities: All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes that cannot be corroborated with Level 2 inputs. Of the Company’s total Level 3 fixed maturity and equity securities, $37.6 million and $3.0 million were priced by a pricing service using single broker quotes due to insufficient information to provide an evaluated price as of December 31, 2018 and 2017, respectively. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The remaining $65.7 million and $133.6 million were priced internally using independent and non-binding broker quotes as of December 31, 2018 and 2017, respectively. The inputs factoring into the broker quotes include trades in the actual bond being priced, trades of comparable bonds, quality of the issuer, optionality, structure and liquidity. Significant changes in interest rates, issuer credit, liquidity, and overall market conditions would result in a significantly lower or higher broker quote. The prices received from both the pricing service and internally are reviewed for reasonableness by management and if necessary, management works with the pricing service or broker to further understand how they developed their price.

Other investments, other receivables, other assets and other liabilities: The Company prices swaptions and Mexican peso foreign exchange options using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. The Company prices credit default swaps using non-binding quotes provided by market makers or broker-dealers who are recognized as market participants. Inputs factored into the non-binding quotes include trades in the actual credit default swap which is being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity. The net option related to the investment in Iké is valued using an income approach; specifically, a Monte Carlo simulation option pricing model. The inputs to the model include, but are not limited to, the projected normalized earnings before interest, tax, depreciation, and amortization (“EBITDA”) and free cash flow for the underlying asset, the discount rate, and the volatility of and the correlation between the normalized EBITDA and the value of the underlying asset. Significant increases (decreases) in the projected normalized EBITDA relative to the value of the underlying asset in isolation would result in a significantly higher (lower) fair value. The fair value of the contingent consideration is estimated using a discounted cash flow model. Inputs may include future business performance, earn out caps, and applicable discount rates. A non-pricing service source prices certain derivatives using a model with inputs including, but not limited to, the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.

Management evaluates the following factors in order to determine whether the market for a financial asset is inactive. The factors include, but are not limited to:
•whether there are few recent transactions,
•whether little information is released publicly,
•whether the available prices vary significantly over time or among market participants,
•whether the prices are stale (i.e., not current), and
•the magnitude of the bid-ask spread.
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2018 or 2017.
The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of the financial assets’ fair values. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize the Company’s financial assets in the fair value hierarchy.
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
For its 2018 annual goodwill impairment test, the Company performed a quantitative assessment for all reporting units. Based on this assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts, and therefore, goodwill was not impaired.
In 2018, there was a $20.8 million impairment charge related to the Green Tree acquisition. In 2016, there was a $16.7 million impairment charge related to intangible assets related to the former Mortgage Solutions business.

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
For the financial instruments included within the following financial assets and financial liabilities, the carrying value in the consolidated balance sheets equals or approximates fair value. Please refer to the Fair Values Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures section above for additional information on the financial instruments included within the following financial assets and financial liabilities and the methods and assumptions used to estimate fair value:

•Cash and cash equivalents;
•Fixed maturity securities;
•Equity securities;
•Short-term investments;
•Other investments;
•Other receivables;
•Other assets;
•Assets held in separate accounts;
•Other liabilities; and
•Liabilities related to separate accounts.

In estimating the fair value of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets, the Company used the following methods and assumptions:

Commercial mortgage loans on real estate: The fair values of commercial mortgage loans on real estate are estimated using discounted cash flow models. The model inputs include mortgage amortization schedules and loan provisions, an internally developed credit spreads based on the credit risk associated with the borrower and the U.S. Treasury spot curve. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

Other investments: Other investments include private equity investments, Certified Capital Company and low income housing tax credits, business debentures, credit tenant loans and social impact loans which are recorded at cost or amortized cost, as well as policy loans. The carrying value reported for these investments approximates fair value.

Other assets: The carrying value of dealer loans approximates fair value.

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

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$759.6	$735.1	$—	$—	$735.1
Other investments	124.9	124.9	33.9	—	91.0
Other assets	43.0	43.0	—	—	43.0
Total financial assets	$927.5	$903.0	$33.9	$—	$869.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$570.6	$556.8	$—	$—	$556.8
Funds held under reinsurance	272.0	272.0	272.0	—	—
Debt	2,006.0	2,058.7	—	2,058.7	—
Total financial liabilities	$2,848.6	$2,887.5	$272.0	$2,058.7	$556.8

	December 31, 2017
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$670.2	$679.2	—	—	$679.2
Other investments	84.4	84.4	36.3	—	48.1
Total financial assets	$754.6	$763.6	$36.3	—	$727.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$634.3	$642.5	—	—	$642.5
Funds held under reinsurance	179.8	179.8	179.8	—	—
Debt	1,068.2	1,174.4	—	1,174.4	—
Total financial liabilities	$1,882.3	$1,996.7	$179.8	$1,174.4	$642.5

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

10. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2018	2017
Insurance premiums receivable	$1,579.0	$1,128.0
Other receivables	80.6	121.8
Allowance for uncollectible amounts	(16.1)	(12.5)
Total	$1,643.5	$1,237.3

11. Income Taxes

The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Pre-tax income:
Domestic	$215.8	$336.3	$779.0
Foreign	117.7	108.2	69.6
Total pre-tax income	$333.5	$444.5	$848.6

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal and state	$5.7	$(111.9)	$240.1
Foreign	53.8	41.0	18.1
Total current expense (benefit)	59.5	(70.9)	258.2
Deferred (benefit) expense:
Federal and state	31.0	8.7	19.6
Foreign	(9.6)	(12.9)	5.4
Total deferred expense (benefit)	21.4	(4.2)	25.0
Total income tax expense (benefit)	$80.9	$(75.1)	$283.2

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Federal income tax rate:	21.0%	35.0%	35.0%
Reconciling items:
Non-taxable investment income	(1.2)	(2.3)	(1.3)
Foreign earnings (1)	3.5	(2.3)	(1.9)
Non-deductible compensation	0.9	0.2	(0.1)
Non-deductible health insurer fee	—	—	1.8
Change in liability for prior year tax	(0.5)	(6.4)	—
Tax reform deferred revaluation (2)	0.5	(39.8)	—
Other	0.1	(1.3)	(0.1)
Effective income tax rate:	24.3%	(16.9)%	33.4%

(1)
Results for all years primarily include tax benefits associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and the realization of foreign tax credits for certain other subsidiaries. In addition, 2018, 2017 and 2016 reflect a benefit of 2.8%, 1.4% and 2.2%, respectively, related to international reorganizations.

(2)
The TCJA reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has recorded a benefit related to the revaluation of deferred tax assets and deferred tax liabilities of $177.0 million in 2017, which had a 39.8% impact to the effective tax rate, and a SAB118 expense of $1.5 million in 2018, which has a 0.5% impact to the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$(6.7)	$(34.2)	$(37.0)
Additions based on tax positions related to the current year	(2.5)	(1.0)	(1.0)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(4.1)	(0.3)	(1.4)
Reductions for tax positions of prior years	0.6	28.2	3.8
Lapses	0.9	0.6	1.4
Balance at end of year	$(11.8)	$(6.7)	$(34.2)

Total unrecognized tax benefits of $13.0 million, $6.8 million and $34.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $0.4 million, $0.1 million and $0.6 million, respectively, of interest expense related to income tax matters. The Company had $0.5 million, $0.2 million and $0.2 million of interest accrued as of December 31, 2018, 2017 and 2016, respectively. The Company had $0.8 million of penalties accrued as of December 31, 2018 and none as of December 31, 2017 and 2016.
The Company does not anticipate any significant increase or decrease of unrecognized tax benefit within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2014. Substantially all non-U.S. income tax matters have been concluded for years through 2010, and all state and local income tax matters have been concluded for years through 2008.
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2018	2017
Deferred Tax Assets
Policyholder and separate account reserves	$1,301.8	$359.1
Net operating loss carryforwards	192.2	42.3
Investments, net	53.9	70.8
Credit carryforwards	36.4	19.4
Employee and post-retirement benefits	35.8	35.8
Compensation related	29.7	27.2
Capital loss carryforwards	23.2	0.6
Other	37.4	83.3
Total deferred tax assets (1)	1,710.4	638.5
Less valuation allowance	(26.4)	(9.2)
Deferred tax assets, net of valuation allowance	1,684.0	629.3
Deferred Tax Liabilities
Deferred acquisition costs	(1,658.7)	(674.5)
Net unrealized appreciation on securities	(92.5)	(201.1)
Intangible assets	(76.2)	(2.5)
Total deferred tax liabilities (1)	(1,827.4)	(878.1)
Net deferred income tax liabilities	$(143.4)	$(248.8)

(1)	2017 reflects the reduction of deferred tax assets and liabilities following the enactment of the TCJA.

A cumulative valuation allowance of $26.4 million existed as of December 31, 2018 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
Global intangible low taxed income (“GILTI”): The TCJA creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the U.S. shareholder’s “net CFC tested income” over 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder. Under GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the company’s measurement of its deferred taxes. As of December 31, 2018, the Company has elected to recognize the current tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. The GILTI current period expense is immaterial.

At December 31, 2018, the Company had $892.7 million of net operating loss carryforward that will expire if unused as follows:

Expiration Year	Amount
2019 - 2023	$33.6
2024 - 2028	11.4
2029 - 2033	0.7
2034 - 2038	450.2
Unlimited	396.8
$892.7

12. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2018	2017	2016
Beginning balance	$3,484.5	$3,267.4	$3,150.9
Costs deferred	3,094.0	1,549.2	1,458.7
Amortization	(1,475.5)	(1,332.1)	(1,342.2)
Ending balance	$5,103.0	$3,484.5	$3,267.4

13. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2018	2017
Land	$13.2	$13.7
Buildings and improvements	261.5	248.0
Furniture, fixtures and equipment	491.4	434.5
Total	766.1	696.2
Less accumulated depreciation	(373.6)	(348.6)
Total	$392.5	$347.6

During the year ended December 31, 2017, the Company recorded a net $5.7 million gain from the sale of a building that had been the headquarters of the Assurant Employee Benefits business, and the sale of a claims training center in Georgia. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 amounted to $39.0 million, $34.2 million and $41.7 million, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

14. Goodwill
The Company has assigned goodwill to its reporting units for impairment testing purposes. The Total Corporate and Other segment is not assigned goodwill. For Global Housing and Global Preneed, the reporting unit for impairment testing was at the operating segment level. In 2018, we determined that it was no longer appropriate to aggregate our reporting units within our Global Lifestyle operating segment due to further differentiation of certain components of underlying products, including the economics and distribution, as a result of our acquisition of TWG and the related changes in segment leadership. As a result, the Global Lifestyle reporting unit was disaggregated into the following three reporting units: Connected Living, Global Automotive and Global Financial Services. The carrying amount of our Global Lifestyle legacy goodwill was allocated based on the fair value of the three new reporting units. The carrying amount of our goodwill from the TWG acquisition was allocated to the three new reporting units based on the acquisition multiple and implied forward earnings contribution of each reporting unit. A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Housing	Global Lifestyle (1)	Global Preneed	Consolidated
Balance at December 31, 2016 (2)	$320.9	$372.3	$137.7	$830.9
Acquisitions	65.8	4.2	—	70.0
Foreign currency translation and other	—	16.3	0.5	16.8
Balance at December 31, 2017 (2)	386.7	392.8	138.2	917.7
Acquisitions (3)	—	1,421.1	—	1,421.1
Impairments (4)	(7.2)	—	—	(7.2)
Foreign currency translation and other	—	(9.2)	(0.6)	(9.8)
Balance at December 31, 2018 (2)	$379.5	$1,804.7	$137.6	$2,321.8

(1)	As of December 31, 2018, $451.2 million, $1.28 billion and $72.2 million of goodwill was assigned to Connected Living, Global Automotive and Global Financial Services, respectively.

(2)	Consolidated goodwill reflects $1.27 billion of accumulated impairment loss at December 31, 2018 and $1.26 billion of accumulated impairment losses at December 31, 2017 and 2016.

(3)	Refer to Note 3 for additional information on the TWG acquisition (including the application of measurement period adjustments during the year ended December 31, 2018).

(4)	Refer to Note 4 for additional information on the impairment loss on the Mortgage Solutions business.

15. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$24.4	$32.1	$41.2
Additions	3,972.6	—	—
Amortization, net of interest accrued	(825.2)	(7.9)	(9.2)
Foreign currency translation and other	(14.0)	0.2	0.1
Ending balance	$3,157.8	$24.4	$32.1

As of December 31, 2018, the outstanding VOBA balance is primarily attributable to the TWG acquisition within the Global Lifestyle segment. Refer to Note 3 for additional information.
As of December 31, 2018, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2019	$1,201.3
2020	858.8
2021	550.8
2022	306.2
2023	161.9
Thereafter	78.8
Total	$3,157.8

Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2018			2017
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles (1) (2)	$472.9	$(46.6)	$426.3	$73.1	$(13.5)	$59.6
Customer related intangibles	413.0	(272.2)	140.8	478.2	(261.4)	216.8
Marketing related intangibles	5.6	(5.5)	0.1	7.9	(7.6)	0.3
Technology based intangibles	62.0	(6.8)	55.2	36.2	(24.3)	11.9
Total	$953.5	$(331.1)	$622.4	$595.4	$(306.8)	$288.6

(1)	As of December 31, 2018 and 2017, contract based intangibles included $13.7 million and $2.1 million of indefinite-lived intangible assets, respectively.

(2)	As of December 31, 2018, the net amount was reduced for a $20.8 million intangible asset impairment charge related to Green Tree. Refer to Note 3 for further information.

Total amortization of other intangible assets for the years ended December 31, 2018, 2017 and 2016 was $77.9 million, $72.6 million and $67.7 million, respectively.
Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Amount
2019	$62.9
2020	65.4
2021	60.9
2022	50.5
2023	46.0
Thereafter	323.0
Total other intangible assets with finite lives	$608.7

16. Reserves
Short Duration Contracts
Continuing Business (Global Housing and Global Lifestyle)
The Company’s short duration contracts are comprised of products and services included in the Global Lifestyle and Global Housing segments. The main product lines for Global Lifestyle include extended service contracts, vehicle service contracts, mobile device protection and credit insurance, and for Global Housing the main product lines include lender-placed homeowners and flood, Multifamily Housing and manufactured housing.
Total IBNR reserves are determined by subtracting case basis incurred losses from the ultimate loss and loss adjustment expense estimates. Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods employed by the Company include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson methods. Reportable catastrophe losses are analyzed and reserved for separately using a frequency and severity approach. The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, loss development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and an estimate of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing greater variability in incurred to paid ratios.
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
Disposed and Runoff Short Duration Insurance Lines
The Company has runoff exposure to asbestos, environmental and other general liability claims arising from the Company’s participation in certain reinsurance pools from 1971 through 1985 from contracts discontinued many years ago. The amount of carried case reserves are based on recommendations of the various pool managers. Using information currently available, and after consideration of the reserves reflected in the consolidated financial statements, the Company does not believe or expect that changes in reserve estimates for these claims are likely to be material.
Disposed business includes certain medical policies no longer offered and Assurant Employee Benefits policies disposed of via reinsurance. Reserves and reinsurance recoverables for previously disposed business are included in the consolidated balance sheets. See Note 17 for additional information.
Long Duration Contracts
Continuing Business (Global Preneed)
The Company’s long duration contracts are primarily comprised of preneed life insurance and annuity policies. Future policy benefits make up the largest portion of Global Preneed liabilities. Claims and benefits payable reserves are less significant. Reserve assumptions for mortality rates, lapse rates, expenses and interest rates are company-specific based on pricing assumptions and subsequent experience studies.
For business issued during the years ended December 31, 2018 and 2017, discount rates ranged between 1.5% and 4.25%. Death benefit increases for business issued during the years ended December 31, 2018 and 2017 ranged between 0.0% and 3.0%. Canadian annuity products typically have surrender charges that vary by product series and premium paying period. Surrender charges on U.S. annuity contracts generally range from 7.0% to 0.0% and grade to zero over a period of seven years.
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
On December 3, 2018, the Company sold Time Insurance Company, a legal entity associated with the previously exited Assurant Health business that resulted in a $1.58 billion decrease in future policy benefits and expenses upon sale. See Note 4 for additional information.
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and are comprised of case and IBNR reserves.
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

	Years Ended December 31,
	2018	2017	2016
Claims and benefits payable, at beginning of year	$3,782.2	$3,301.2	$3,896.7
Less: Reinsurance ceded and other	(3,193.3)	(2,718.2)	(1,496.5)
Net claims and benefits payable, at beginning of year	588.9	583.0	2,400.2
Acquired reserves as of Acquisition Date (1)	137.6	—	—
Incurred losses and loss adjustment expenses related to:
Current year	2,356.1	1,965.0	2,028.9
Prior years interest	—	—	9.8
Prior years	(7.4)	(58.5)	(196.2)
Total incurred losses and loss adjustment expenses	2,348.7	1,906.5	1,842.5
Paid losses and loss adjustment expenses related to:
Current year	1,887.1	1,536.4	1,595.7
Prior years	428.1	364.2	2,064.0
Total paid losses and loss adjustment expenses	2,315.2	1,900.6	3,659.7
Net claims and benefits payable, at end of year	760.0	588.9	583.0
Plus: Reinsurance ceded and other (2)	2,053.7	3,193.3	2,718.2
Claims and benefits payable, at end of year (2)(3)	$2,813.7	$3,782.2	$3,301.2

(1)
Acquired reserves from TWG on Acquisition Date include $418.2 million of gross claims and benefits payable and $280.6 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG from June 1, 2018 to December 31, 2018.

(2)
Includes reinsurance recoverables and claims and benefits payable of $119.8 million, $555.0 million and $153.3 million as of December 31, 2018, 2017 and 2016, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

(3)
Claims and benefits payable and related reinsurance ceded were reduced by $730.0 million on December 3, 2018 as a result of the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business.

The Company experienced net favorable prior year development in each of the years ended December 31, 2018, 2017 and 2016. A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2018	2017	2016
Global Housing	$16.3	$(9.6)	$(30.1)
Global Lifestyle (excluding TWG)	(17.0)	(30.0)	(39.0)
TWG	0.4	—	—
Global Preneed	(0.5)	(0.6)	(0.5)
Assurant Health	(1.3)	(8.8)	(68.4)
Assurant Employee Benefits	—	—	(42.5)
All Other	(5.3)	(9.5)	(15.7)
Total	$(7.4)	$(58.5)	$(196.2)

For the year ended December 31, 2018, the unfavorable prior year development in Global Housing was mainly attributable to $18.4 million in unfavorable development from Hurricane Maria as projected losses exceeded available reinsurance limits. Global Lifestyle’s favorable development was comparatively lower in 2018 than 2017. A more detailed explanation of the claims development from Global Lifestyle and Global Housing is presented below, including claims development by accident year. Assurant Health continues to run-off and contributed lower favorable development in 2018, as expected. Reserves for the longer-tail property coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for incurred claims in prior years.
The following tables represent the Global Lifestyle and Global Housing segments’ incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2018. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances in Global Lifestyle and Global Housing. In addition, the tables present the total of IBNR plus expected development on reported claims by accident year and the cumulative number of reported claims as supplementary information. Foreign exchange rates have been applied to the loss development data presented below using December 31, 2018 exchange rates for all periods to remove the impact of exchange rate movements over time, and thereby enhancing the comparability of the data. Five years of claims development information is provided since most of the claims are fully developed after five years, as shown in the payout ratio tables. The TWG acquisition is presented retrospectively separately below to improve comparability across the years presented. In future years, TWG will be combined and included within the Global Lifestyle table.
Global Lifestyle (Excluding TWG) Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2018
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
2014	$709.5	$674.7	$672.5	$672.0	$672.1	$0.2	8,203,992
2015		657.1	619.8	618.3	618.1	0.4	8,486,469
2016			668.3	639.7	637.5	0.8	9,125,909
2017				699.4	683.3	2.7	8,263,195
2018					764.9	83.8	7,212,946
				Total	$3,375.9

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
2014	$574.5	$665.9	$670.5	$671.0	$671.7
2015		522.4	611.8	616.4	617.5
2016			540.4	631.8	636.0
2017				567.5	677.0
2018					640.2
Total					$3,242.4
Outstanding claims and benefits payable before 2014, net of reinsurance					1.2
Claims and benefits payable, net of reinsurance					$134.7

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
2014	2015	2016	2017	2018
Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
84.4%	14.6%	0.7%	0.1%	0.1%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

Using the December 31, 2018 foreign exchange rates for all years, Global Lifestyle (excluding TWG) experienced $17.0 million of favorable loss development for the year ended December 31, 2018, compared to favorable loss development of $30.0 million for the year ended December 31, 2017 and $39.0 million for the year ended December 31, 2016. These amounts are based on the change in net incurred losses from the claims development triangles above, plus additional impacts from accident years prior to 2014. Credit insurance and extended service contract products have been the main contributors to the favorable development in all years presented, some of which is contractually subject to retrospective commission payments.
The U.S. and European credit insurance businesses have been in runoff over the past three years. The loss experience, particularly loss frequency, has been more favorable than was anticipated in the prior years’ reserving processes. For both the years ended December 31, 2018 and 2017, the favorable development decreased among extended service contracts and credit insurance products. The reduction was attributable to changing client mix and reductions in conservative assumptions informed by hindsight analysis. In 2016, the favorable loss development was also impacted by improved results for mobile after reserves had been strengthened as of December 31, 2015 in response to reserve deficiencies from the prior years.
Foreign exchange rate movements over time caused the reserve redundancies shown in the reserve roll forward table to vary from what is reflected in the claims development tables for Global Lifestyle (excluding TWG). The impacts by year were $1.1 million, $(1.7) million, and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time.
TWG Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2018
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
2014	$449.0	$432.6	$433.3	$436.5	$437.6	$—	2,213,674
2015		434.5	427.5	430.4	434.5	0.6	2,230,151
2016			444.2	444.4	452.3	3.2	1,853,562
2017				514.2	505.9	6.7	1,807,698
2018					612.0	67.0	1,629,305
				Total	$2,442.3

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
2014	$365.3	$427.3	$430.8	$432.3	$433.9
2015		361.1	423.3	427.6	429.7
2016			371.3	440.2	444.3
2017				419.2	496.3
2018					506.0
Total					$2,310.2
Outstanding claims and benefits payable before 2014, net of reinsurance					8.0
Claims and benefits payable, net of reinsurance					$140.1

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
2014	2015	2016	2017	2018
Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
83.5%	14.8%	0.9%	0.4%	0.4%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

The claims development tables for TWG are presented on a retrospective basis to improve comparability across the years presented. Using the December 31, 2018 foreign exchange rates for all years, TWG experienced $6.7 million of unfavorable loss development for the year ended December 31, 2018, compared to unfavorable loss development of $9.6 million for the year ended December 31, 2017 and $1.9 million for the year ended December 31, 2016. These amounts are based on the change in net incurred losses from the claims development triangles above, plus additional impacts from accident years prior to 2014. Unfavorable claims experience from vehicle service contracts in North America was the main source of the prior year development in the last three years.

Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2018
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
2014	$897.6	$856.7	$856.4	$857.4	$857.3	$4.2	212,351
2015		792.4	753.1	758.8	757.0	7.5	198,003
2016			852.9	835.1	839.9	14.4	200,299
2017				965.6	977.6	59.4	246,921
2018					916.9	230.4	180,106
				Total	$4,348.7

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2014 Unaudited	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018
2014	$595.7	$794.4	$831.5	$845.5	$850.9
2015		518.7	703.0	733.2	745.1
2016			599.4	781.6	817.6
2017				701.2	903.0
2018					623.2
Total					$3,939.8
Outstanding claims and benefits payable before 2014, net of reinsurance					5.6
Claims and benefits payable, net of reinsurance					$414.5

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
2014	2015	2016	2017	2018
Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
70.7%	22.8%	4.3%	1.6%	0.6%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims. Claim frequency is determined at a claimant reporting level. Depending on the nature of the product and related coverage triggers, it is possible for a claimant to contribute multiple claim counts in a given policy period. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

For the year ended December 31, 2018, Global Housing experienced $16.3 million of unfavorable loss development, compared to favorable loss development of $9.6 million for the year ended December 31, 2017 and $30.1 million for the year ended December 31, 2016. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2014. For the year ended December 31, 2018, Global Housing experienced unfavorable development from Hurricane Maria of $18.4 million as projected losses have exceeded available reinsurance limits. Excluding catastrophes, favorable development decreased due to rising severity trends for water damage and non-catastrophe related weather claims on lender-placed homeowners products. For the year ended December 31, 2017, favorable development decreased due to the moderating favorable trend in theft and vandalism claims across lender-placed homeowners products, partially offset by $5.2 million of favorable development from Hurricane Matthew. For the year ended December 31, 2016, the favorable loss development was driven by continued favorable theft and vandalism trends on lender-placed homeowners products from accident year 2015.

Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2018
Net outstanding liabilities
Global Lifestyle (excluding TWG)	$134.7
TWG	140.1
Global Housing	414.5
Other short-duration insurance lines (1)	32.0
Disposed short-duration insurance lines (Assurant Health)	2.5
Claims and benefits payable, net of reinsurance	723.8

Reinsurance recoverable on unpaid claims
Global Lifestyle (excluding TWG)	104.5
TWG (2)	320.7
Global Housing	228.0
Other short-duration insurance lines (3)	4.0
Disposed short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	673.8
Total reinsurance recoverable on unpaid claims	1,331.0

Insurance lines other than short-duration	750.6
Unallocated claim adjustment expense	8.3
Total claims and benefits payable	$2,813.7

(1)	Asbestos and pollution reserves made up $22.9 million of the other short-duration insurance lines.

(2)	Disposed of property and casualty business make up $246.6 million of $320.7 million in reinsurance recoverables for TWG.

(3)	Asbestos and pollution recoveries accounted for all of the other short-duration insurance lines.

17. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of the dates indicated:

	December 31,
	2018	2017
Ceded future policyholder benefits and expense	$3,132.3	$4,440.9
Ceded unearned premium	3,876.3	2,014.5
Ceded claims and benefits payable	2,046.1	3,183.0
Ceded paid losses	111.3	151.8
Total	$9,166.0	$9,790.2

A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2018 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,825.1	$49.4	$1,465.9	$23.2	$3,363.6
A or A-	131.9	112.0	84.7	21.6	350.2
B++ or B+	1,170.2	22.5	135.5	3.7	1,331.9
B or B-	—	—	—	—	—
C and below	—	—	—	0.1	0.1
Not Rated (1)	5.1	3,692.4	360.0	63.0	4,120.5
Total	3,132.3	3,876.3	2,046.1	111.6	9,166.3
Less: Allowance	—	—	—	(0.3)	(0.3)
Net reinsurance recoverable	$3,132.3	$3,876.3	$2,046.1	$111.3	$9,166.0

(1)
Not Rated ceded claims and benefits payable included reinsurance recoverables of $119.8 million as of December 31, 2018 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company has used reinsurance to exit certain businesses, including the Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4.82 billion as of December 31, 2018, of which $4.41 billion was attributable to the four reinsurers with the largest reinsurance recoverable balances relating to these dispositions: Sun Life, John Hancock, Talcott Resolution (formerly owned by The Hartford) and Employers Reassurance Corporation (“ERAC”). The A.M. Best financial strength ratings of these four reinsurers was A+, A+, B++, and B+, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life, John Hancock, Talcott Resolution and ERAC. Most of the assets backing reserves relating to reinsurance recoverables from Sun Life, John Hancock and Talcott Resolution are held in trust. There are no assets or other collateral backing reserves relating to reinsurance recoverables from ERAC.
A substantial portion of the Not Rated category is related to Global Lifestyle’s and Global Housing’s agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. To mitigate exposure to credit risk for these reinsurers, the Company evaluates the financial condition of the reinsurer and typically holds substantial collateral (in the form of funds withheld, trusts and letters of credit) as security. The Not Rated category also includes recoverables from the National Flood Insurance Program and the Florida Hurricane Catastrophe Fund.
An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $0.3 million at both December 31, 2018 and 2017. There were no additions or write-downs charged against the allowance during the years ended December 31, 2018 or 2017.
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2018			2017			2016
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$412.8	$11,291.0	$11,703.8	$440.3	$9,090.5	$9,530.8	$472.1	$9,202.7	$9,674.8
Premiums assumed	3.3	150.0	153.3	3.7	150.2	153.9	4.6	365.3	369.9
Premiums ceded	(346.0)	(5,354.2)	(5,700.2)	(372.1)	(4,908.5)	(5,280.6)	(385.5)	(4,651.9)	(5,037.4)
Net earned premiums	$70.1	$6,086.8	$6,156.9	$71.9	$4,332.2	$4,404.1	$91.2	$4,916.1	$5,007.3
Direct policyholder benefits	$1,252.8	$5,050.1	$6,302.9	$918.2	$5,521.3	$6,439.5	$1,517.9	$4,203.3	$5,721.2
Policyholder benefits assumed	14.9	93.9	108.8	14.6	213.5	228.1	15.1	154.2	169.3
Policyholder benefits ceded	(995.7)	(3,073.4)	(4,069.1)	(668.8)	(4,128.2)	(4,797.0)	(1,272.3)	(2,809.7)	(4,082.0)
Net policyholder benefits	$272.0	$2,070.6	$2,342.6	$264.0	$1,606.6	$1,870.6	$260.7	$1,547.8	$1,808.5

The Company had $553.5 million and $596.5 million of invested assets held in trusts or by custodians as of December 31, 2018 and 2017, respectively, for the benefit of others related to certain reinsurance arrangements.
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
Business Divestitures
The Company has used reinsurance to sell certain businesses, such as the disposals of Assurant Employee Benefits, Fortis Financial Group and Long-Term Care. Reinsurance was used in these cases to facilitate the transactions because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts and the separate accounts relating to Fortis Financial Group are still reflected in the Company’s consolidated balance sheets.
If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts and/or the separate accounts, if any, would be insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverable from Sun Life was $761.7 million and $889.8 million as of December 31, 2018 and 2017, respectively. The reinsurance recoverable from Talcott Resolution was $525.7 million and $1.01 billion as of December 31, 2018 and 2017, respectively. The reinsurance recoverable from John Hancock was $2.34 billion and $4.19 billion as of December 31, 2018 and 2017, respectively.
The reinsurance agreement associated with the Fortis Financial Group sale also stipulates that Talcott Resolution contributes funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If Talcott Resolution fails to fulfill these obligations, the Company will be obligated to make these payments.
In addition, the Company would be responsible for administering this business in the event of reinsurer insolvency. The Company does not currently have the administrative systems and capabilities to process this business. Accordingly, the Company would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. The Company might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.
As of December 31, 2018, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of Sun Life, Talcott Resolution or John Hancock that reinsure the Assurant Employee Benefits, Fortis Financial Group and Long-Term Care businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.
Sun Life, John Hancock and Talcott Resolution have paid their obligations when due and there have been no disputes.
Segment Client Risk and Profit Sharing
The Global Lifestyle and Global Housing segments write business produced by their clients, such as mobile providers, mortgage lenders and servicers, and financial institutions, and reinsure all or a portion of such business to insurance subsidiaries of some clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.
A substantial portion of Global Lifestyle’s and Global Housing’s reinsurance activities are related to agreements to reinsure premiums and risks related to business generated by certain clients to the clients’ own captive insurance companies or to reinsurance subsidiaries in which the clients have an ownership interest. Through these arrangements, the Company’s insurance subsidiaries share some of the premiums and risk related to client-generated business. When the reinsurance companies are not authorized to do business in the state of domicile of the Company’s insurance subsidiary, the Company’s insurance subsidiary generally obtains collateral, such as a trust or a letter of credit, from the reinsurance company or its affiliate in an amount equal to the outstanding reserves to obtain full statutory financial credit in the domiciliary state for the reinsurance.
The Company’s reinsurance agreements do not relieve the Company from its direct obligation to its insureds. Thus, a credit exposure exists to the extent that any reinsurer is unable to meet the obligations assumed in the reinsurance agreements.

To mitigate its exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and typically holds substantial collateral (in the form of funds withheld, trusts and letters of credit) as security under the reinsurance agreements.

18. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2018 and 2017:

		December 31,
		2018	2017
	Principal Amount	Carrying Value
2.50% Senior Notes due March 2018 (1)	$350.0	$—	$349.8
Floating Rate Senior Notes due March 2021 (2)	300.0	298.1	—
4.00% Senior Notes due March 2023	350.0	348.1	347.7
4.20% Senior Notes due September 2023	300.0	296.8	—
4.90% Senior Notes due March 2028	300.0	297.6	—
6.75% Senior Notes due February 2034	375.0	370.9	370.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	394.5	—
Total debt		$2,006.0	$1,068.2

(1)	Repaid upon maturity on March 15, 2018.

(2)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(3)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

For the years ended December 31, 2018, 2017 and 2016, interest expense was $100.3 million, $49.5 million and $57.6 million, respectively. In 2018, interest expense includes derivative related activities described in the interest rate derivatives section below. There was $28.2 million and $16.1 million of accrued interest at December 31, 2018 and 2017, respectively.

Debt Issuances
2021, 2023 and 2028 Senior Notes: In March 2018, the Company issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (4.06% as of December 31, 2018) and is payable in a single installment due March 2021 (“2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, the Company may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

•
2023 Senior Notes: The second series of senior notes is $300.0 million in principal amount, bears interest at 4.20% per year, is payable in a single installment due September 2023 and was issued at a 0.233% discount (“2023 Senior Notes”). Interest on the 2023 Senior Notes is payable semi-annually. Prior to August 2023, the Company may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

•
2028 Senior Notes: The third series of senior notes is $300.0 million in principal amount, bears interest at 4.90% per year, is payable in a single installment due March 2028 and was issued at a 0.383% discount (“2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, the Company may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

The interest rate payable on each of the 2021 Senior Notes, 2023 Senior Notes and the 2028 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

Rating Agencies
Rating Levels	Moody’s (1)	S&P (1)	Interest Rate Increase (2)
1	Ba1	BB+	25 basis points
2	Ba2	BB	50 basis points
3	Ba3	BB-	75 basis points
4	B1 or below	B+ or below	100 basis points

(1)	Including the equivalent ratings of any substitute rating agency.

(2)	Applies to each rating agency individually.
Subordinated Notes
In March 2018, the Company issued fixed-to-floating rate subordinated notes due March 2048 with principal amount of $400.0 million (the “Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, the Company may redeem the Subordinated Notes in whole at any time or in part from time to time at a redemption price equal to their principal amount plus accrued and unpaid interest; provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, the Company may redeem the Subordinated Notes in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event, 102% of their principal amount and (ii) with respect to a tax event or regulatory capital event, their principal amount plus accrued and unpaid interest.
In addition, so long as no event of default with respect to the Subordinated Notes has occurred and is continuing, the Company has the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the global note representing the Subordinated Notes. During a deferral period, interest will continue to accrue on the Subordinated Notes at the then-applicable interest rate. At any time when the Company has given notice of its election to defer interest payments on the Subordinated Notes, the Company generally may not make payments on or redeem or purchase any shares of the Company’s capital stock or any of its debt securities or guarantees that rank upon the Company’s liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
The net proceeds from the sale of the Notes were $1.29 billion, after deducting the underwriting discounts and offering expenses. The Company used the proceeds from the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the Subordinated Notes, together with the proceeds from the issuance of its 6.50% Series D Mandatory Convertible Preferred Stock, par value of $1.00 per share (the “MCPS”), available cash on hand at closing and common stock consideration, to fund the TWG acquisition and pay related fees and expenses. A portion of the aggregate proceeds was used to repay the Company’s then-outstanding $350.0 million of 2.50% Senior Notes upon maturity in March 2018.
Other Notes
In March 2013, the Company issued two series of senior notes with an aggregate principal amount of $700.0 million. The first series was $350.0 million in principal amount, bore interest at 2.50% per year and was repaid in a single installment in March 2018. The second series is $350.0 million in principal amount and was issued at a 0.365% discount. This series bears interest at 4.00% per year and is payable in a single installment due March 2023. Interest is payable semi-annually. The Company may redeem the outstanding series of senior notes in whole or in part at any time and from time to time before maturity at the redemption price set forth in the global note representing the outstanding series of senior notes.
In February 2004, the Company issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount, which bear interest at 6.75% per year and are payable in a single installment due February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016, the Company completed a cash tender offer and purchased $100.0 million in aggregate principal amount of such senior notes.

Credit Facility and Commercial Paper Program
The Company has a five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds of these loans may be used for the Company’s commercial paper program or for general corporate purposes.
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $441.0 million was available at December 31, 2018, and $9.0 million letters of credit were outstanding.
The Company did not use the commercial paper program during the years ended December 31, 2018 or 2017 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2018 or 2017. The Company made no borrowings using the Credit Facility during the years ended December 31, 2018 or 2017 and no loans were outstanding as of December 31, 2018 or 2017.
Term Loan and Bridge Loan Facilities
In March 2018, the commitments under the Company’s $1.50 billion senior unsecured bridge loan facility were terminated. In May 2018, the commitments under the Company’s senior unsecured term loan facility were terminated. During the year ended December 31, 2018, the Company incurred $9.8 million of expense related to the amortization of costs capitalized in connection with such facilities.
Covenants
The Credit Facility contains restrictive covenants including, but not limited to:

(i)	Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0, subject to certain exceptions; and

(ii)
Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) the greater of 70% of the Company’s consolidated adjusted net worth on the date of the closing of the TWG acquisition and $2.72 billion, (b) 25% of consolidated net income for each fiscal quarter (if positive) beginning with the first fiscal quarter ending after the date of the closing of the TWG acquisition and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities, received after the closing of the TWG acquisition.

In the event of the breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Interest Rate Derivatives
In March 2018, the Company terminated a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to interest payments on a forecasted issuance of debt. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the Subordinated Notes on an effective yield basis. The amortization of the deferred gain for the year ended December 31, 2018 was $2.2 million. The remaining deferred gain as of December 31, 2018 was $24.5 million. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the year ended December 31, 2018.
In March 2018, the Company entered into a three-year interest rate swap under which the Company pays interest on $150.0 million of the 2021 Senior Notes at a fixed rate of 2.72% to the counterparty who in return pays the Company a variable rate indexed to the three-month LIBOR rate. The Company determined that the swap qualifies for hedge accounting as an effective cash flow hedge.

19. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2018	2017	2016
Shares of common stock outstanding, beginning	52,417,812	55,941,480	65,850,386
Issuance of shares of common stock for TWG acquisition	10,399,862	—	—
Vested restricted stock and restricted stock units, net (1)	170,426	185,890	214,828
Issuance related to performance share units (1)	110,137	138,337	290,067
Issuance related to ESPP	80,425	85,314	104,751
Shares of common stock repurchased	(1,269,683)	(3,933,209)	(10,518,552)
Shares of common stock outstanding, ending	61,908,979	52,417,812	55,941,480

(1)	Vested restricted stock, restricted stock units and performance share units are shown net of shares of common stock retired to cover participant income tax liabilities.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B common stock and 400,001 shares of Class C common stock are authorized but have not been issued.
Stock Repurchase
On November 5, 2018, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock.
During the year ended December 31, 2018, the Company repurchased 1,269,683 shares of the Company’s outstanding common stock at a cost of $132.3 million, exclusive of commissions, leaving $761.2 million remaining under the total repurchase authorization at December 31, 2018. During the years ended December 31, 2017 and 2016, the Company repurchased 3,933,209 and 10,518,552 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $389.5 million and $869.4 million, respectively.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
Issuance of Mandatory Convertible Preferred Stock
In March 2018, the Company issued 2,875,000 shares of the MCPS at a public offering price of $100.00 per share. The net proceeds from the sale of the MCPS was $276.4 million after deducting underwriting discounts and offering expenses. Refer to Note 18 for further details on the use of proceeds from this offering.
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9358 (the “minimum conversion rate”) and 1.1229 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $14.2 million for the year ended December 31, 2018.

20. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
Long-Term Equity Incentive Plan
Under the 2017 Assurant, Inc. Long-Term Equity Incentive Plan (the “ALTEIP”), the Company is authorized to issue up to 1,500,000 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
The Compensation Committee of the Board (the “Compensation Committee”) awards RSUs and PSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. The RSUs granted to employees under the ALTEIP are based on salary grade and performance and generally vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. RSUs granted to non-employee directors also vest one-third each year over a three-year period, however, issuance of vested shares and payment of dividend equivalents is deferred until separation from Board service. PSUs accrue dividend equivalents during the performance period based on a target payout and will be paid in cash at the end of the performance period based on the actual number of shares issued.
Under the ALTEIP, the Company’s CEO is authorized by the Board to grant common stock, restricted stock and RSUs to employees other than the Company’s executive officers. The Compensation Committee recommends the annual share allotment that can be awarded by the CEO under this program. Restricted stock and RSUs granted under this program may have different vesting periods.
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares of common stock a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2018, 2017 and 2016 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2018 PSU Performance Goals. In July 2018, the Compensation Committee granted PSUs to the management committee that reflect the remaining half of each executive’s annual target long-term incentive opportunity plus an additional opportunity to further incentivize and retain executives with respect to the TWG acquisition. Payout for the PSUs is determined by reference to two metrics measured over a thirty-month performance period: (i) total shareholder return relative to the S&P 500 Index (weighted at 60%) and (ii) the realization of net pre-tax synergies in connection with the TWG acquisition (weighted at 40%) provided that a net operating earnings per share (excluding reportable catastrophes) goal is met in 2020. The aggregate grant date fair value of the additional target opportunity provided to all members of the management committee, including the Company’s CEO and other named executive officers, was $11.1 million. The additional target opportunity granted to the Company’s CEO had a grant date fair value of $4.0 million.
2017 and 2016 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating earnings per diluted share, excluding reportable catastrophes, as the two equally weighted performance measures for PSU awards in 2017 and 2016. Total shareholder return is defined as appreciation in Company’s common stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating earnings per diluted common share, excluding reportable catastrophes, is a Company-specific profitability metric and is defined as the Company’s net operating earnings, excluding reportable catastrophes, divided by the number of fully diluted common shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date and is not tied to the performance of peer companies.

 Restricted Stock Units
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2017	662,794	$85.57
Grants (1)	527,125	93.20
Vests (2)	(267,779)	80.18
Forfeitures and adjustments	(57,736)	88.70
Restricted stock units outstanding at December 31, 2018	864,404	$90.26
Restricted stock units vested, but deferred at December 31, 2018	70,806	$69.56

(1)	The weighted average grant date fair value for RSUs granted in 2017 and 2016 was $99.40 and $80.24, respectively.

(2)	The total fair value of RSUs vested was $25.3 million, $29.4 million and $27.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
RSU compensation expense	$36.0	$23.7	$22.3
Income tax benefit	(6.5)	(8.3)	(7.8)
RSU compensation expense, net of tax	$29.5	$15.4	$14.5

As of December 31, 2018, there was $25.8 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.16 years.
Performance Share Units
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2017	798,592	$83.30
Grants (1)	164,957	123.51
Vests (2)	(177,884)	61.82
Performance adjustment (3)	(121,447)	61.82
Forfeitures and adjustments	(29,310)	105.84
Performance share units outstanding, December 31, 2018	634,908	$102.91

(1)	The weighted average grant date fair value for PSUs granted in 2017 and 2016 was $112.23 and $81.30, respectively.

(2)	The total fair value of PSUs vested was $16.5 million, $22.5 million and $39.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of PSUs to be issued at the end of each performance period will range from 0% to 200% of the initial target awards.

The following table shows a summary of PSU activity during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
PSU compensation expense	$19.6	$10.5	$18.1
Income tax benefit	(3.1)	(3.7)	(6.3)
PSU compensation expense, net of tax	$16.5	$6.8	$11.8

Portions of the compensation expense recorded in prior periods were reversed in 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of December 31, 2018, there was $22.1 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.84 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2018, 2017 and 2016 were based on the historical prices of the Company’s common stock and peer group. The expected term for grants issued during the years ended December 31, 2018, 2017 and 2016 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the years ended December 31,
	2018	2017	2016
Expected volatility	23.17%	21.81%	20.46%
Expected term (years)	2.46	2.81	2.81
Risk free interest rate	2.64%	1.62%	1.08%

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 5,000,000 new shares of common stock to employees who are participants in the ESPP. The ESPP allows eligible employees to contribute, through payroll deductions, portions of their after-tax compensation in each offering period toward the purchase of shares of the Company’s common stock. There are two offering periods during the year (January 1 through June 30 and July 1 through December 31) and shares of common stock are purchased at the end of each offering period at 90% of the lower of the closing price of the common stock on the first or last day of the offering period. Participants must be employed on the last trading day of the offering period in order to purchase shares of common stock under the ESPP. The maximum number of shares of common stock that can be purchased is 5,000 per employee. Participants’ contributions are limited to a maximum contribution of $7.5 thousand per offering period, or $15.0 thousand per year.
The ESPP is offered to individuals who are scheduled to work a certain number of hours per week, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (employed less than 12 months) and have not been on a leave of absence for more than 90 days immediately preceding the offering period.
In January 2019, the Company issued 42,950 shares of common stock at a discounted price of $80.50 for the offering period of July 1, 2018 through December 31, 2018. In January 2018, the Company issued 39,853 shares at a discounted price of $90.76 for the offering period of July 1, 2017 through December 31, 2017.
In July 2018, the Company issued 40,571 shares of common stock to employees at a discounted price of $89.31 for the offering period of January 1, 2018 through June 30, 2018. In July 2017, the Company issued 42,367 shares of common stock to employees at a discounted price of $84.71 for the offering period of January 1, 2017 through June 30, 2017.
The compensation expense recorded related to the ESPP was $1.5 million for the year ended December 31, 2018, and $1.3 million for the years ended 2017 and 2016. The related income tax benefit for disqualified disposition was $0.2 million for the years ended December 31, 2018, 2017 and 2016.
The fair value of each award under the ESPP was estimated at the beginning of each offering period using the Black-Scholes option-pricing model and assumptions in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock and the historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the current annualized dividend and common stock price as of the grant date.

	For awards issued during the years ended December 31,
	2018	2017	2016
Expected volatility	20.90 - 27.73%	21.83 - 27.20%	18.30 - 22.02%
Risk free interest rates	1.61 - 2.14%	0.37 - 0.65%	0.13 - 0.49%
Dividend yield	1.49 - 1.56%	1.61 - 1.69%	1.74 - 1.89%
Expected term (years)	0.5	0.5	0.5

Non-Stock Based Incentive Plans
Deferred Compensation
The Company’s deferred compensation programs consist of the AIP, the ASIC and the ADC. The AIP and the ASIC provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. The AIP and the ASIC were frozen in December 2004 and no additional contributions can be made to either the AIP or the ASIC. Effective March 1, 2005 and amended and restated on January 1, 2008, the ADC Plan was established in order to comply with the American Jobs Creation Act of 2004 (the “Jobs Act”) and Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”). The ADC provides key employees the ability to defer a portion of their eligible compensation to be notionally invested in a variety of mutual funds. Deferrals and withdrawals under the ADC are intended to be fully compliant with the Jobs Act definition of eligible compensation and distribution requirements.

21. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive income before reclassifications	(94.2)	(367.6)	20.1	(6.7)	(15.2)	(463.6)
Amounts reclassified from accumulated other comprehensive income	—	25.3	(1.7)	—	2.5	26.1
Net current-period other comprehensive (loss) income	(94.2)	(342.3)	18.4	(6.7)	(12.7)	(437.5)
Cumulative effect of change in accounting principles (1)	0.1	62.1	—	3.9	(18.0)	48.1
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)

(1)	See Note 2 for additional information.

	Year Ended December 31, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive income before reclassifications	40.6	140.2	(2.7)	(22.1)	156.0
Amounts reclassified from accumulated other comprehensive income	—	(18.3)	—	1.7	(16.6)
Net current-period other comprehensive income (loss)	40.6	121.9	(2.7)	(20.4)	139.4
Balance at December 31, 2017	$(281.5)	$581.2	$17.9	$(83.6)	$234.0

	Year Ended December 31, 2016
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2015	$(270.7)	$495.5	$22.4	$(128.6)	$118.6
Change in accumulated other comprehensive income before reclassifications	(51.4)	67.9	(2.1)	80.4	94.8
Amounts reclassified from accumulated other comprehensive income	—	(104.1)	0.3	(15.0)	(118.8)
Net current-period other comprehensive (loss) income	(51.4)	(36.2)	(1.8)	65.4	(24.0)
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2018	2017	2016
Net unrealized losses (gains) on securities	$32.0	$(28.2)	$(160.2)	Net realized gains on investments, excluding other-than-temporary impairment losses
	(6.7)	9.9	56.1	Provision for income taxes
	$25.3	$(18.3)	$(104.1)	Net of tax
Unrealized gains on derivative transactions	$(2.2)	$—	$—	Interest expense
	0.5	—	—	Provision for income taxes
	$(1.7)	$—	$—	Net of tax
OTTI	$—	$—	$0.5	Portion of net loss (gain) recognized in other comprehensive income, before taxes
	—	—	(0.2)	Provision for income taxes
	$—	$—	$0.3	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$2.7	$2.6	$1.7	(1)
Settlement loss	0.5	—	—	(1)
Gain on pension plan curtailment	—	—	(29.6)	Gain on pension plan curtailment
Loss due to pension freeze	—	—	4.8	Underwriting, general and administrative expenses
	3.2	2.6	(23.1)	Total before tax
	(0.7)	(0.9)	8.1	Provision for income taxes
	$2.5	$1.7	$(15.0)	Net of tax
Total reclassifications for the period	$26.1	$(16.6)	$(118.8)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost. See Note 23 for additional information.

22. Statutory Information
The Company’s insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (the “NAIC”) as well as state laws, regulations and administrative rules.

The principal differences between SAP and GAAP are: (1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; (2) VOBA is not capitalized under SAP but is under GAAP; (3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; (4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; (5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; (6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; (7) certain assets are not admitted for purposes of determining surplus under SAP; (8) methodologies used to determine the amounts of deferred taxes, intangible assets and goodwill are different under SAP than under GAAP; and (9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP, and SAP allows net presentation of insurance reserves and reinsurance recoverables.

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2018	2017	2016
Property & Casualty (“P&C”) companies	$234.0	$267.8	$288.5
Life and Health (“L&H”) companies	157.5	214.0	600.2
Total statutory net income (1) (2)	$391.5	$481.8	$888.7

	December 31,
	2018	2017
P&C companies	$1,641.2	$1,146.2
L&H companies	392.7	412.0
Total statutory capital and surplus (1) (3)	$2,033.9	$1,558.2

(1)
Results included $26.0 million of statutory net income for the year ended December 31, 2018 and $393.4 million in statutory capital and surplus as of December 31, 2018 from Virginia Surety Company, an insurance subsidiary from the TWG acquisition. Additionally, there was no statutory net income for the year ended December 31, 2018 or statutory capital and surplus as of December 31, 2018 from Time Insurance Company, an insurance subsidiary that was sold in the fourth quarter of 2018.

(2)	The year ended December 31, 2016 includes amortization of the SAP basis of the deferred gain associated with the sale of Assurant Employee Benefits.

(3)
The total statutory capital and surplus as of December 31, 2017 was reduced by $95.0 million to support capital requirements of the Company’s statutory entities since the impact of the TCJA on statutory financial statements resulted in admitted net deferred tax asset reductions.

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

The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2019 without regulatory approval is approximately $353.3 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

State regulators require insurance companies to meet minimum capitalization standards designed to ensure that they can fulfill obligations to policyholders. Minimum capital requirements are expressed as a ratio of a company’s total adjusted capital (“TAC”) to its RBC (the “RBC Ratio”). TAC equals statutory surplus adjusted to exclude certain statutory liabilities. RBC is calculated by applying specified factors to various asset, premium, expense, liability, and reserve items.

Generally, if a company’s RBC Ratio is below 100% (the “Authorized Control Level”), the insurance commissioner of the company’s jurisdiction of domicile is authorized to take control of the company, to protect the interests of policyholders. If the RBC Ratio is greater than 100% but less than 200% (the “Company Action Level”), the company must submit a RBC plan to the commissioner of the jurisdiction of domicile. Corrective actions may also be required if the RBC Ratio is greater than the Company Action Level but the company fails certain trend tests.

As of December 31, 2018, the TAC of each of the Company’s insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2018, the TAC of the Company’s

L&H entities subject to RBC requirements was $430.3 million. The corresponding Authorized Control Level was $65.0 million. As of December 31, 2018, the TAC of the Company’s P&C entities subject to RBC requirements was $1.64 billion. The corresponding Authorized Control Level was $315.0 million.

23. Retirement and Other Employee Benefits
Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2018, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2019. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2018.
The Company also has various non-contributory, non-qualified supplemental plans covering certain employees including the Assurant Executive Pension Plan and the Assurant Supplement Executive Retirement Plan (the “SERP”). Since these plans are “non-qualified” they are not subject to the requirements of IRC 401(a) and ERISA. As such, the Company is not required, and does not, fund these plans. The qualified and nonqualified plans are referred to as “Pension Benefits” unless otherwise noted. The Company has the right to modify or terminate these benefits; however, the Company will not be relieved of its obligation to plan participants for their vested benefits.
In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. On July 1, 2011, the Company terminated certain health care benefits for employees who did not qualify for “grandfathered” status and no longer offers these benefits to new hires. The Company contribution, plan design and other terms of the remaining benefits did not change for those grandfathered employees. The Company has the right to modify or terminate these benefits.
Effective January 1, 2014, the Pension Benefits plans were closed to new hires. Effective January 1, 2016, the Assurant Pension Plan was amended and split into two separate plans, the Assurant Pension Plan No. 1 (“Plan No. 1”) and the Assurant Pension Plan No. 2 (“Plan No. 2”). Plan No. 1 generally covered all eligible employees (including the active population as of January 1, 2016, the remainder of the terminated vested population and all Puerto Rico participants). Plan No. 2 generally included a subset of the terminated vested population and the total population who commenced distribution of their accrued benefit prior to January 1, 2016. Assets for Plan No. 1 and Plan No. 2 remained in the Assurant, Inc. Pension Plan Trust. Effective December 31, 2017, Plan No. 1 and Plan No. 2 were merged back together into the Assurant Pension Plan.
Effective March 1, 2016, the Pension Benefits and Retirement Health Benefits (together, the “Plans”) were amended such that no additional benefits will be earned after February 29, 2016. In connection with this amendment, the Company recorded a curtailment gain of $29.6 million in the first quarter 2016, which is included in the gain on pension curtailment caption in the consolidated statements of operations.

The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2018	2017	2018	2017
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(823.1)	$(797.6)	$(104.0)	$(96.5)
Interest cost	(26.3)	(26.3)	(3.3)	(3.4)
Actuarial gain (loss), including curtailments and settlements	46.9	(36.1)	7.7	(8.0)
Benefits paid	50.3	36.9	5.1	3.9
Projected benefit obligation at end of year	$(752.2)	$(823.1)	$(94.5)	$(104.0)
Change in plan assets
Fair value of plan assets at beginning of year	$807.1	$774.8	$48.8	$47.4
Actual return on plan assets	(32.5)	85.9	(2.0)	5.1
Employer contributions	9.2	11.2	0.2	0.2
Benefits paid (including administrative expenses)	(51.5)	(64.8)	(5.1)	(3.9)
Fair value of plan assets at end of year	$732.3	$807.1	$41.9	$48.8
Funded status at end of year	$(19.9)	$(16.0)	$(52.6)	$(55.2)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

As of December 31, 2018 and 2017, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2018	2017	2018	2017	2018	2017
Fair value of plan assets	$732.3	$807.1	$—	$—	$732.3	$807.1
Projected benefit obligation	(667.2)	(725.8)	(85.0)	(97.3)	(752.2)	(823.1)
Funded status at end of year	$65.1	$81.3	$(85.0)	$(97.3)	$(19.9)	$(16.0)
Accumulated benefit obligation	$667.2	$725.8	$85.0	$97.3	$752.2	$823.1

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2018	2017	2018	2017
Assets	$65.1	$81.3	$—	$—
Liabilities	$(85.0)	$(97.3)	$(52.6)	$(55.2)

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2018	2017	2016	2018	2017	2016
Net (loss) gain	$(141.9)	$(122.0)	$(96.4)	$(2.5)	$(6.1)	$(0.2)
Prior service (cost) credit	(0.6)	(0.6)	(0.7)	—	—	—
	$(142.5)	$(122.6)	$(97.1)	$(2.5)	$(6.1)	$(0.2)

Components of net periodic benefit cost and other amounts recognized in AOCI for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2018	2017	2016	2018	2017	2016
Net periodic benefit cost
Service cost	$—	$—	$3.3	$—	$—	$—
Interest cost	26.3	26.3	30.9	3.3	3.4	3.5
Expected return on plan assets	(36.2)	(50.0)	(54.6)	(2.2)	(3.0)	(3.0)
Amortization of net loss (gain)	2.7	2.6	1.7	—	—	—
Curtailment/settlement loss (gain)	0.5	—	(20.5)	—	—	(4.2)
Net periodic benefit cost	$(6.7)	$(21.1)	$(39.2)	$1.1	$0.4	$(3.7)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net loss (gain)	$23.1	$28.1	$(98.6)	$(3.5)	$5.9	$2.2
Amortization of prior service cost, and effects of curtailments/settlements	—	—	(1.7)	—	—	4.2
Amortization of net (loss) gain	(3.3)	(2.6)	(6.5)	—	—	—
Total recognized in accumulated other comprehensive income (loss)	$19.8	$25.5	$(106.8)	$(3.5)	$5.9	$6.4
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$13.1	$4.4	$(146.0)	$(2.4)	$6.3	$2.7

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

The estimated net loss and prior service cost of Pension Benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $1.1 million and less than $0.1 million, respectively. There was no estimated prior service credit (cost) and no estimated net gain (loss) of Retirement Health Benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits					Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2018	2017 Plan No. 1	2017 Plan No. 2	2016 Plan No. 1	2016 Plan No. 2	2018	2017	2016	2018	2017	2016
Discount rate	4.36%	3.67%	3.67%	4.31%	4.15%	4.21%	3.49%	3.89%	4.31%	3.63%	4.21%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits					Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2018	2017 Plan No. 1	2017 Plan No. 2	2016 Plan No. 1	2016 Plan No. 2	2018	2017	2016	2018	2017	2016
Discount rates:
Effective discount rate for benefit obligations	3.68%	4.35%	4.16%	4.56%	4.48%	3.49%	3.91%	4.25%	3.63%	4.17%	4.53%
Effective rate for interest on benefit obligations	3.31%	3.54%	3.48%	3.75%	3.74%	3.09%	3.10%	3.44%	3.27%	3.52%	3.86%
Effective discount rate for service cost	—%	—%	—%	4.34%	—%	—%	—%	3.72%	—%	—%	—%
Effective rate for interest on service cost	—%	—%	—%	3.62%	—%	—%	—%	3.22%	—%	—%	—%
Expected long-term return on plan assets	4.75%	6.75%	6.75%	6.75%	6.75%	—%	—%	6.75%	4.75%	6.75%	6.75%

*
Assumed rates of compensation increases are also used to determine net periodic benefit cost. Assumed rates varied by age and ranged from 3.25% to 9.30% for the Pension Benefits for the year ended December 31, 2016.

The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2018, 2017 and 2016. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 258 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 27 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was (4.0)%, 11.1% and 8.1% for the years ended December 31, 2018, 2017 and 2016, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2018	2017	2016
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.0%	11.1%	8.6%
Post-65 Non-reimbursement Plan (Medical)	5.9%	5.9%	5.6%
Post-65 Non-reimbursement Plan (Rx)	13.0%	13.5%	9.3%
Pre-65 Reimbursement Plan	10.4%	10.8%	7.6%
Post-65 Reimbursement Plan	10.4%	10.8%	7.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2037	2037	2030
Post-65 Non-reimbursement Plan (Medical & Rx)	2037	2037	2030
Pre-65 Reimbursement Plan	2037	2037	2030
Post-65 Reimbursement Plan	2037	2037	2030

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2018	2017	2016
One percentage point increase in health care cost trend rate
Effect on total of service and interest cost components	$—	$—	$—
Effect on postretirement benefit obligation	0.7	0.7	0.6
One percentage point decrease in health care cost trend rate
Effect on total of service and interest cost components	$—	$—	$—
Effect on postretirement benefit obligation	(0.9)	(1.0)	(0.9)

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

The goal of the Company’s asset strategy is to ensure that the growth in the value of the Plan’s assets over the long-term, both in real and nominal terms, manages (controls) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities. Diversification by asset classes stabilizes total results over short-term time periods. Each asset class is externally managed by outside investment managers appointed by the Investment Committee. Derivatives may be used consistent with the Plan’s investment objectives established by the Investment Committee. All securities must be U.S. dollar denominated.

The Benefit Plan Investment Committee (“BPIC”) oversees the investment of the Company’s plan assets. The BPIC periodically reviews the investment strategies, strategic asset allocation, liabilities and portfolio structure of the Company’s plan assets. After a 2017 review and considering the funded status of the Assurant Pension Plan, the BPIC began transitioning plan assets toward a new allocation consisting of 80% fixed income, 10% real estate, 5% hedge funds and 5% equities in 2018. This transition is expected to continue through early 2019.

The assets of the Plans are primarily invested in fixed maturity and equity securities. While equity risk is fully retained, interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps are used to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the Investment Committee established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2018, 77% of plan assets were invested in fixed maturity securities and 13%, 11% and 10% of those securities were concentrated in the financial, communications and consumer non-cyclical industries, with no exposure to any single creditor in excess of 3%, 5% and 4% of those industries, respectively. As of December 31, 2018, 6% of plan assets were invested in equity securities and 92% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index.

The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2018 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2018
Financial Assets	Total		Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$11.8		$—	$11.8
Equity securities:
Preferred stock	3.5		3.5	—
Mutual funds- U.S. listed large cap	40.9		40.9	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	179.4		—	179.4
Corporate- U.S. & foreign investment grade	311.1		—	311.1
Corporate- U.S. & foreign high yield	72.6		—	72.6
Other investments measured at net asset value (1)	108.6		—	—
Total financial assets	$727.9	(2)	$44.4	$574.9

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $38.9 million, $9.3 million and $60.4 million as of December 31, 2018 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2018
Financial Assets	Total		Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$0.7		$—	$0.7
Equity securities:
Preferred stock	0.2		0.2	—
Mutual funds- U.S. listed large cap	2.3		2.3	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	10.3		—	10.3
Corporate- U.S. & foreign investment grade	17.8		—	17.8
Corporate- U.S. & foreign high yield	4.2		—	4.2
Other investments measured at net asset value (1)	6.2		—	—
Total financial assets	$41.7	(2)	$2.5	$33.0

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $2.2 million, $0.5 million and $3.5 million as of December 31, 2018 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other post retirement benefit plan assets at December 31, 2017 by asset category, is as follows:

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

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $53.6 million, $8.7 million and $56.3 million as of December 31, 2017 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

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

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $3.3 million, $0.5 million and $3.4 million as of December 31, 2017 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable which is not required to be included in the fair value hierarchy.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for the Company’s Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and Level 2 securities are consistent with the observable market inputs described in Note 9.

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

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2019	$51.6	$6.0
2020	53.4	6.2
2021	45.8	6.3
2022	45.9	6.4
2023	46.4	6.5
2024 - 2028	242.0	33.0
Total	$485.1	$64.4

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $36.9 million, $37.0 million and $60.9 million (including the special contribution referenced below) for the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2016, in connection with the pension freeze, the Company provided a special, one-time contribution of 3% of eligible pay into the defined contribution plan for all active employees as of December 31, 2016. Employees whose employment ended between March 1 and December 30, 2016 due to death, total disability, retirement (as defined in the Plan) or as part of an involuntary termination without cause initiated by the Company were also eligible. The Company incurred $22.5 million in connection with this special, one-time contribution as of December 31, 2016.

24. Earnings per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and under the ESPP using the treasury stock method; and (2) common shares issuable upon conversion of the MCPS using the if-converted method. Refer to Notes 19 and 20 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Years Ended December 31,
	2018	2017	2016
Numerator
Net income attributable to stockholders	$251.0	$519.6	$565.4
Less: Preferred stock dividends	(14.2)	—	—
Net income attributable to common stockholders	236.8	519.6	565.4
Less: Common stock dividends paid	(133.8)	(119.0)	(125.4)
Undistributed earnings	$103.0	$400.6	$440.0
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	59,239,608	54,986,654	61,261,288
Incremental common shares from:
PSUs	260,904	284,835	632,731
ESPP	45,012	39,543	40,755
MCPS	—	—	—
Weighted average common shares used in diluted earnings per common share calculations	59,545,524	55,311,032	61,934,774
Earnings per common share – Basic
Distributed earnings	$2.26	$2.16	$2.05
Undistributed earnings	1.74	7.29	7.18
Net income attributable to common stockholders	$4.00	$9.45	$9.23
Earnings per common share – Diluted
Distributed earnings	$2.25	$2.15	$2.03
Undistributed earnings	1.73	7.24	7.10
Net income attributable to common stockholders	$3.98	$9.39	$9.13

Average PSUs totaling 39,065, 68,110 and 2,747 for the years ended December 31, 2018, 2017 and 2016, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,357,090 for the year ended December 31, 2018 were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

25. Quarterly Results of Operations (Unaudited)
The Company’s quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2018
Total revenues	$1,638.6	$1,831.7	$2,270.3	$2,317.0
Income before provision for income taxes	136.5	78.3	75.8	42.9
Net income attributable to common stockholders	106.0	62.2	48.3	20.3
Basic per share data:
Income before provision for income taxes	$2.57	$1.37	$1.19	$0.68
Net income	$1.99	$1.09	$0.76	$0.32
Diluted per share data:
Income before provision for income taxes	$2.52	$1.37	$1.19	$0.68
Net income	$1.96	$1.09	$0.76	$0.32

	March 31	June 30	September 30	December 31
2017
Total revenues	$1,551.5	$1,600.5	$1,586.4	$1,676.6
Income (loss) before provision (benefit) for income taxes	215.1	178.7	(107.6)	158.3
Net income (loss) attributable to common stockholders	143.8	120.2	(57.3)	312.9
Basic per share data:
Income (loss) before provision (benefit) for income taxes	$3.83	$3.24	$(1.97)	$2.93
Net income (loss)	$2.56	$2.18	$(1.05)	$5.79
Diluted* per share data:
Income (loss) before provision (benefit) for income taxes	$3.79	$3.22	$(1.97)	$2.91
Net income (loss)	$2.53	$2.16	$(1.05)	$5.76

* In accordance with earnings per share guidance, diluted per common share amounts are computed in the same manner as basic per common share amounts when a loss from operations exists.

Quarterly 2018 results reflect the results of the acquired TWG operations beginning June 1, 2018 and the sale of our Mortgage Solutions business on August 1, 2018. Quarterly 2018 results also reflect a lower U.S. federal corporate income tax rate of 21% compared to 35% in 2017. Refer to Notes 3, 4 and 11, respectively, for additional information.
Fourth quarter 2018 results reflect the impact of $95.6 million after-tax of reportable catastrophes, primarily related to Hurricane Michael and the wildfires in California. This was partially offset by an $18.4 million gain on the sale of Time Insurance Company. Fourth quarter 2018 results included a $6.2 million after-tax reduction to fourth quarter 2018 net income to correct the 2018 catastrophe reinsurance premium estimates recorded during the first three quarters of 2018.
Third quarter 2018 results reflect the impact of $67.7 million after-tax of reportable catastrophes, primarily related to Hurricane Florence and an increase in reserves for claims on Hurricane Maria. This was partially offset by $18.3 million of net losses in foreign exchange, primarily related to a re-measurement as result of Argentina’s highly inflationary economy.
Fourth quarter 2017 results were primarily affected by a one-time $177.0 million tax benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA. Fourth quarter 2017 results included adjustments related to the understatement of income from certain Global Lifestyle mobile and vehicle service contracts, primarily related to 2017, 2016 and 2015. These adjustments resulted in an increase to fourth quarter 2017 net income of $5.4 million.
Third quarter 2017 results reflect the impact of $191.8 million after-tax of reportable catastrophes, primarily related to Hurricanes Harvey, Irma and Maria.
Second quarter 2017 results included adjustments related to the understatement of income from certain Global Lifestyle vehicle and extended service contracts, primarily related to 2016 and 2015. These adjustments resulted in an increase to second quarter 2017 net income of $3.7 million.

The Company performed both a qualitative and quantitative assessment of the materiality of the adjustments and concluded that the effects were not material to the Company’s financial position, results of operations or cash flows for any previously reported quarterly or annual financial statements or for the current period in which they were adjusted.

26. Commitments and Contingencies
Leases

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2018, the aggregate future minimum lease payments under these operating lease arrangements that have initial or non-cancelable terms in excess of one year are:

2019	$24.8
2020	20.8
2021	18.7
2022	13.2
2023	9.5
Thereafter	35.5
Total minimum future lease payments (1)	$122.5

(1)	Total minimum future lease payments exclude $0.7 million of sublease rental income.

Rent expense was $27.4 million, $23.8 million and $26.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Sublease income was $0.7 million, $5.9 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum payments under purchase agreements totaled $9.0 million as of December 31, 2018, with payment of $4.5 million each due in 2019 and 2020.

Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $13.2 million and $18.1 million of letters of credit outstanding as of December 31, 2018 and 2017, respectively.
Legal and Regulatory Matters
In January 2015, at the request of the Indiana Department of Insurance, the NAIC authorized a multistate targeted market conduct examination regarding the Company’s lender placed insurance products. Various underwriting companies, including American Security Insurance Company, were subject to the examination. In December 2016, the Company reached a Regulatory Settlement Agreement (the “RSA”) with the participating regulators to resolve the issues raised in the market conduct examination and a separate agreement with the Minnesota Department of Commerce to settle its Lender-placed Insurance market conduct examination (together with the RSA, the “Settlement Agreements”). The terms of the Settlement Agreements took effect in the first quarter of 2017. They resolved outstanding regulatory matters related to Lender-placed Insurance within the scope of the examinations and aligned lender-placed business practices with procedures already implemented across much of the Company’s lender-placed business. In April 2017, the Company paid $85.0 million to the participating jurisdictions for examination, compliance and monitoring costs. In accordance with the RSA, the Company also re-files its Lender-placed Insurance rates at least once every four years and modified certain lender-placed business. The state insurance regulatory agencies have also imposed similar requirements and restrictions on other existing writers of Lender-placed Insurance and future entrants.
The Company is involved in a variety of litigation and legal and regulatory proceedings relating to its current and past business operations and, from time to time, it may become involved in other such actions. In particular, the Company is a defendant in class actions in a number of jurisdictions regarding its Lender-placed Insurance programs. These cases assert a variety of claims under a number of legal theories. The plaintiffs typically seek premium refunds and other relief. The

Company continues to defend itself vigorously in these class actions. The Company has participated and may participate in settlements on terms that the Company considers reasonable.
The Company has established an accrued liability for certain legal and regulatory proceedings. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no estimate can be made of any possible loss or range of loss in excess of the accrual. Although the Company cannot predict the outcome of any pending legal or regulatory proceeding, or the potential losses, fines, penalties or equitable relief, if any, that may result, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, on the basis of currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.
Guaranty Fund Assessments
Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (together, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. The state court began a hearing in July 2015 to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. Given developments in 2016, and the apparent inevitable liquidation of Penn Treaty, the Company accrued $12.5 million for its estimated share of guaranty association assessments in the fourth quarter of 2016. In March 2017, the order of liquidation was granted. During the years ended December 31, 2018 and 2017, the Company accrued an additional $1.5 million and $3.0 million of expense, respectively, related to Penn Treaty due to a revised estimated total loss of liability and had a net liability of $1.2 million and $6.5 million as of December 31, 2018 and 2017, respectively, for remaining obligations related to the insolvency.

Assurant, Inc.

Schedule I – Summary of Investments Other – Than – Investments in Related Parties

	December 31, 2018
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$381.4	$384.6	$384.6
States, municipalities and political subdivisions	238.9	256.2	256.2
Foreign governments	856.3	912.1	912.1
Asset-backed	513.6	504.5	504.5
Commercial mortgage-backed	79.1	79.7	79.7
Residential mortgage-backed	1,399.1	1,405.8	1,405.8
U.S. corporate	5,337.0	5,593.0	5,593.0
Foreign corporate	2,028.6	2,121.2	2,121.2
Total fixed maturity securities	10,834.0	11,257.1	11,257.1
Equity securities:
Common stocks	8.4	15.3	15.3
Non-redeemable preferred stocks	298.0	308.3	308.3
Mutual funds	55.2	55.2	55.2
Total equity securities	361.6	378.8	378.8
Commercial mortgage loans on real estate	759.6	735.1	759.6
Short-term investments	373.2	373.2	373.2
Other investments	635.2	635.2	635.2
Total investments	$12,963.6	$13,379.4	$13,403.9

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2018	2017
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$6,461.7	$4,674.3
Fixed maturity securities available for sale, at fair value (amortized cost – $305.0 and $375.4 at December 31, 2018 and 2017, respectively)	299.6	382.2
Equity securities available for sale, at fair value (amortized cost – $5.0 and $14.6 at December 31, 2018 and 2017, respectively)	6.0	16.1
Short-term investments	2.7	14.2
Other investments	103.7	115.9
Total investments	6,873.7	5,202.7
Cash and cash equivalents	196.0	136.0
Receivable from subsidiaries, net	48.2	58.4
Income tax receivable	—	26.8
Accrued investment income	1.6	3.8
Property and equipment, at cost less accumulated depreciation	139.3	118.1
Other assets	43.1	39.7
Total assets	$7,301.9	$5,585.5
Liabilities
Accounts payable and other liabilities	$160.5	$246.7
Income tax payable	23.4	—
Debt	2,006.0	1,068.2
Total liabilities	2,189.9	1,314.9
Commitments and Contingencies
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, 2,875,000 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	2.9	—
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,153,454 and 150,392,604 shares issued and 61,908,979 and 52,417,812 shares outstanding at December 31, 2018 and 2017, respectively	1.6	1.5
Additional paid-in capital	4,495.6	3,197.9
Retained earnings	5,759.7	5,697.3
Accumulated other comprehensive income	(155.4)	234.0
Treasury stock, at cost; 99,244,475 and 97,974,792 shares at December 31, 2018 and 2017, respectively	(4,992.4)	(4,860.1)
Total stockholders’ equity	5,112.0	4,270.6
Total liabilities and stockholders’ equity	$7,301.9	$5,585.5

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues
Net investment income	$14.7	$11.0	$7.3
Net realized (losses) gains on investments	(0.1)	(1.0)	2.9
Fees and other income	106.0	138.8	85.1
Gain on pension plan curtailment	—	—	29.6
Equity in net income of subsidiaries	453.9	619.8	641.2
Total revenues	574.5	768.6	766.1
Expenses
General and administrative expenses	269.9	246.0	191.3
Interest expense	100.3	49.5	57.6
Loss on extinguishment of debt	—	—	23.0
Total expenses	370.2	295.5	271.9
Income before benefit for income taxes	204.3	473.1	494.2
Benefit for income taxes	48.3	46.5	71.2
Net income	252.6	519.6	565.4
Less: Net income attributable to non-controlling interest	(1.6)	—	—
Net income attributable to stockholders	$251.0	$519.6	$565.4

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$252.6	$519.6	$565.4
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $3.0, $(4.3) and $(0.4) for the years ended December 31, 2018, 2017 and 2016, respectively	(11.3)	2.5	2.5
Change in unrealized gains on derivative transactions, net of taxes of $(4.9) for the year ended December 31, 2018	18.4	—	—
Change in foreign currency translation, net of taxes of $0.0, $0.1 and $(0.0) for the years ended December 31, 2018, 2017 and 2016, respectively	—	(0.1)	—
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $3.4, $11.0 and $(35.2) for the years ended December 31, 2018, 2017 and 2016, respectively	(12.7)	(20.4)	65.4
Change in subsidiary other comprehensive income	(431.9)	157.4	(91.9)
Total other comprehensive (loss) income	(437.5)	139.4	(24.0)
Total comprehensive (loss) income	(184.9)	659.0	541.4
Less: Net income attributable to non-controlling interest	(1.6)	—	—
Total comprehensive (loss) income attributable to stockholders	$(186.5)	$659.0	$541.4

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating Activities
Net cash provided by operating activities	$548.8	$177.1	$981.1
Investing Activities
Sales of:
Fixed maturity securities available for sale	413.1	589.8	441.0
Equity securities available for sale	12.6	9.7	10.2
Other invested assets	74.1	3.6	0.2
Property, buildings and equipment	0.1	26.2	—
Subsidiary, net of cash transferred (1)	31.5	—	13.3
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	26.2	47.4	17.1
Purchases of:
Fixed maturity securities available for sale	(372.8)	(538.2)	(480.2)
Equity securities available for sale	(2.8)	(3.9)	(25.6)
Other invested assets	(38.8)	(24.1)	(3.7)
Property and equipment and other	(31.9)	(23.5)	(26.3)
Subsidiary, net of cash transferred (2)	(1,490.9)	—	—
Capital contributed to subsidiaries	(61.0)	(186.6)	(86.5)
Return of capital contributions from subsidiaries	14.0	41.9	3.6
Change in short-term investments	11.5	248.8	154.9
Net cash (used in) provided by investing activities	(1,415.1)	191.1	18.0
Financing Activities
Issuance of debt	1,285.7	—	249.6
Repayment of debt, including extinguishment	(350.0)	—	(373.0)
Issuance of mandatory convertible preferred stock, net of issuance costs	276.4	—	—
Change in tax benefit from share-based payment arrangements	—	—	5.6
Acquisition of common stock	(139.3)	(388.9)	(863.1)
Preferred stock dividends paid	(14.2)	—	—
Common stock dividends paid	(133.8)	(118.9)	(125.3)
Withholding on stock based compensation	1.4	10.8	13.1
Other	0.1	—	—
Net cash provided by (used in) financing activities	926.3	(497.0)	(1,093.1)
Cash included in held for sale assets	—	—	4.7
Change in cash and cash equivalents	60.0	(128.8)	(89.3)
Cash and cash equivalents at beginning of period	136.0	264.8	354.1
Cash and cash equivalents at end of period	$196.0	$136.0	$264.8

(1)
Amounts for the year ended December 31, 2018 relate to cash received from the sale of Time Insurance Company ($23.9 million). For additional information, refer to Note 4 to the Consolidated Financial Statements.

(2)
Amounts for the year ended December 31, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the acquisition date (such debt was not legally assumed). Refer to Note 3 to the Consolidated Financial Statements for further information.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 22, 2019.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2018
Global Lifestyle	$4,075.1	$112.2	$13,819.9	$709.8	$4,291.8	$189.4	$1,145.6	$1,207.1	$2,631.3	$716.8
Global Preneed	1,051.9	5,943.7	437.3	27.6	58.4	278.0	263.3	63.9	66.7	—
Global Housing	128.6	—	1,472.5	651.3	1,806.2	80.8	938.4	204.5	837.1	1,852.7
Assurant Health	—	0.7	0.1	4.4	0.5	2.6	(4.7)	—	5.0	—
Corporate and Other	(152.6)	3,184.3	(81.8)	1,420.6	—	47.6	—	—	265.6	—
Total segments	$5,103.0	$9,240.9	$15,648.0	$2,813.7	$6,156.9	$598.4	$2,342.6	$1,475.5	$3,805.7	$2,569.5
Year Ended December 31, 2017
Global Lifestyle	$2,843.7	$124.9	$5,518.8	$280.1	$2,576.5	$114.6	$700.4	$1,082.3	$1,481.8	$596.2
Global Preneed	949.9	5,779.2	380.6	27.8	59.5	262.0	259.1	54.9	70.0	—
Global Housing	114.4	—	1,434.9	1,258.8	1,761.4	75.6	958.4	194.9	953.0	1,760.8
Assurant Health	—	10.5	2.1	22.3	6.7	6.5	(47.3)	—	48.0	—
Corporate and Other	(423.5)	4,482.8	(297.8)	2,193.2	—	35.1	—	—	165.5	—
Total segments	$3,484.5	$10,397.4	$7,038.6	$3,782.2	$4,404.1	$493.8	$1,870.6	$1,332.1	$2,718.3	$2,357.0
Year Ended December 31, 2016
Global Lifestyle	$2,573.9	$135.9	$5,046.7	$263.3	$2,901.4	$113.1	$663.8	$1,044.0	$1,903.7	$516.8
Global Preneed	816.3	5,401.4	313.4	24.4	61.7	259.8	250.4	54.2	62.7	—
Global Housing	124.4	1.8	1,424.2	577.8	1,829.1	72.7	828.6	238.2	1,013.7	1,804.4
Assurant Employee Benefits	—	—	—	—	178.0	17.3	118.4	5.8	61.5	—
Assurant Health	—	9.5	4.2	109.0	37.1	8.8	(52.7)	—	165.7	—
Corporate and Other	(247.2)	4,564.3	(162.0)	2,326.7	—	44.0	—	—	244.6	—
Total segments	$3,267.4	$10,112.9	$6,626.5	$3,301.2	$5,007.3	$515.7	$1,808.5	$1,342.2	$3,451.9	$2,321.2

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2018
Life Insurance in Force	$53,831.6	$50,110.5	$554.1	$4,275.2	13.0%
Premiums:
Life insurance	$526.8	$402.5	$3.8	$128.1	3.0%
Accident and health insurance	1,234.2	1,067.8	2.4	168.8	1.4%
Property and liability insurance	9,942.8	4,229.9	147.1	5,860.0	2.5%
Total earned premiums	$11,703.8	$5,700.2	$153.3	$6,156.9	2.5%
Benefits:
Life insurance	$599.9	$330.7	$12.8	$282.0	4.5%
Accident and health insurance	1,114.4	1,095.8	0.4	19.0	2.1%
Property and liability insurance	4,588.6	2,642.6	95.6	2,041.6	4.7%
Total policyholder benefits	$6,302.9	$4,069.1	$108.8	$2,342.6	4.6%
Year Ended December 31, 2017
Life Insurance in Force	$77,852.8	$74,851.8	$614.8	$3,615.8	17.0%
Premiums:
Life insurance	$602.8	$465.8	$6.1	$143.1	4.3%
Accident and health insurance	1,424.4	1,272.4	4.8	156.8	3.1%
Property and liability insurance	7,503.6	3,542.4	143.0	4,104.2	3.5%
Total earned premiums	$9,530.8	$5,280.6	$153.9	$4,404.1	3.5%
Benefits:
Life insurance	$666.1	$404.2	$14.4	$276.3	5.2%
Accident and health insurance	775.0	802.0	0.2	(26.8)	(0.7)%
Property and liability insurance	4,998.4	3,590.8	213.5	1,621.1	13.2%
Total policyholder benefits	$6,439.5	$4,797.0	$228.1	$1,870.6	12.2%
Year Ended December 31, 2016
Life Insurance in Force	$87,831.8	$84,880.2	$1,369.3	$4,320.9	31.7%
Premiums:
Life insurance	$631.6	$470.2	$13.0	$174.4	7.5%
Accident and health insurance	1,524.9	1,299.6	66.7	292.0	22.8%
Property and liability insurance	7,518.3	3,267.6	290.2	4,540.9	6.4%
Total earned premiums	$9,674.8	$5,037.4	$369.9	$5,007.3	7.4%
Benefits:
Life insurance	$719.6	$453.0	$19.6	$286.2	6.8%
Accident and health insurance	1,519.4	1,485.3	26.1	60.2	43.4%
Property and liability insurance	3,482.2	2,143.7	123.6	1,462.1	8.5%
Total policyholder benefits	$5,721.2	$4,082.0	$169.3	$1,808.5	9.4%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the year ended December 31, 2018
Valuation allowance for foreign deferred tax assets	$9.2	$(0.5)	$17.8	$0.1	$26.4
Valuation allowance for mortgage loans on real estate	1.0	(0.6)	—	—	0.4
Valuation allowance for uncollectible agents balances	2.3	0.1	8.9	1.8	9.5
Valuation allowance for uncollectible accounts	10.2	0.2	(0.9)	1.3	8.2
Valuation allowance for reinsurance recoverables	0.3	—	—	—	0.3
Total	$23.0	$(0.8)	$25.8	$3.2	$44.8
For the year ended December 31, 2017
Valuation allowance for foreign NOL deferred tax carryforward	$12.5	$(3.3)	$—	$—	$9.2
Valuation allowance for mortgage loans on real estate	2.3	(1.3)	—	—	1.0
Valuation allowance for uncollectible agents balances	13.8	(3.8)	0.1	7.8	2.3
Valuation allowance for uncollectible accounts	15.8	(4.7)	0.1	1.0	10.2
Valuation allowance for reinsurance recoverables	0.3	—	—	—	0.3
Total	$44.7	$(13.1)	$0.2	$8.8	$23.0
For the year ended December 31, 2016
Valuation allowance for foreign NOL deferred tax carryforward	$13.2	$(0.7)	$—	$—	$12.5
Valuation allowance for mortgage loans on real estate	2.6	(0.3)	—	—	2.3
Valuation allowance for uncollectible agents balances	13.8	0.2	(0.1)	0.1	13.8
Valuation allowance for uncollectible accounts	13.9	4.3	—	2.4	15.8
Valuation allowance for reinsurance recoverables	10.8	(10.4)	—	0.1	0.3
Total	$54.3	$(6.8)	$(0.1)	$2.6	$44.7