Form 10-Q
period 2019-03-31
ASSURANT INC
filed 2019-05-08
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	AIZ	New York Stock Exchange
6.50% Series D Mandatory Convertible Preferred Stock, $1.00 Par Value	AIZP	New York Stock Exchange
The number of shares of the registrant’s Common Stock outstanding at May 3, 2019 was 61,474,682.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
As of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $11,042.5 and $10,834.0 at March 31, 2019 and December 31, 2018, respectively)	$11,834.6	$11,257.1
Equity securities at fair value	388.4	378.8
Commercial mortgage loans on real estate, at amortized cost	758.1	759.6
Short-term investments	343.9	373.2
Other investments	658.7	635.2
Total investments	13,983.7	13,403.9
Cash and cash equivalents	1,274.2	1,254.0
Premiums and accounts receivable, net	1,695.5	1,643.5
Reinsurance recoverables	9,061.6	9,166.0
Accrued investment income	130.8	125.5
Deferred acquisition costs	5,371.5	5,103.0
Property and equipment, at cost less accumulated depreciation	409.8	392.5
Tax receivable	10.7	36.3
Goodwill	2,331.2	2,321.8
Value of business acquired	2,858.1	3,157.8
Other intangible assets, net	606.5	622.4
Other assets	644.6	567.5
Assets held in separate accounts	1,801.1	1,609.7
Assets of consolidated investment entities (1)	2,057.7	1,685.4
Total assets	$42,237.0	$41,089.3
Liabilities
Future policy benefits and expenses	$9,310.8	$9,240.9
Unearned premiums	15,638.7	15,648.0
Claims and benefits payable	2,750.6	2,813.7
Commissions payable	336.4	338.6
Reinsurance balances payable	319.3	330.9
Funds held under reinsurance	294.0	272.0
Deferred gains on disposal of businesses	45.4	53.1
Accounts payable and other liabilities	2,461.2	2,187.4
Debt	2,006.6	2,006.0
Liabilities related to separate accounts	1,801.1	1,609.7
Liabilities of consolidated investment entities (1)	1,801.2	1,455.1
Total liabilities	36,765.3	35,955.4
Commitments and contingencies (Note 17)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,448,903 and 161,153,454 shares issued and 61,678,749 and 61,908,979 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1.6	1.6
Additional paid-in capital	4,496.0	4,495.6
Retained earnings	5,879.7	5,759.7
Accumulated other comprehensive income (loss)	103.4	(155.4)
Treasury stock, at cost; 99,659,705 and 99,244,475 shares at March 31, 2019 and December 31, 2018, respectively	(5,043.0)	(4,992.4)
Total Assurant, Inc. stockholders’ equity	5,440.6	5,112.0
Non-controlling interests	31.1	21.9
Total equity	5,471.7	5,133.9
Total liabilities and equity	$42,237.0	$41,089.3

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
As of March 31, 2019 and December 31, 2018

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(in millions)
Assets
Cash and cash equivalents	$110.4	$62.6
Investments, at fair value	1,909.2	1,576.2
Other receivables	38.1	46.6
Total assets	$2,057.7	$1,685.4
Liabilities
Collateralized loan obligation notes, at fair value	1,603.6	1,316.7
Other liabilities	197.6	138.4
Total liabilities	$1,801.2	$1,455.1

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$1,904.4	$1,124.9
Fees and other income	328.3	364.5
Net investment income	166.3	130.2
Net realized gains on investments, excluding other-than-temporary impairment losses	29.1	0.5
Other-than-temporary impairment losses recognized in earnings	(0.3)	—
Amortization of deferred gains on disposal of businesses	7.8	18.5
Total revenues	2,435.6	1,638.6
Benefits, losses and expenses
Policyholder benefits	614.7	414.6
Amortization of deferred acquisition costs and value of business acquired	777.3	346.4
Underwriting, general and administrative expenses	800.1	719.6
Interest expense	26.5	21.5
Total benefits, losses and expenses	2,218.6	1,502.1
Income before provision for income taxes	217.0	136.5
Provision for income taxes	48.4	30.5
Net income	168.6	106.0
Less: Net income attributable to non-controlling interests	(2.9)	—
Net income attributable to stockholders	165.7	106.0
Less: Preferred stock dividends	(4.7)	—
Net income attributable to common stockholders	$161.0	$106.0

Earnings Per Common Share
Basic	$2.57	$1.99
Diluted	$2.52	$1.96
Share Data
Weighted average common shares outstanding used in basic per common share calculations	62,594,828	53,169,358
Plus: Dilutive securities	3,183,117	1,020,140
Weighted average common shares used in diluted per common share calculations	65,777,945	54,189,498
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income	$168.6	$106.0
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(69.0) and $47.8 for the three months ended March 31, 2019 and 2018, respectively	248.9	(175.2)
Change in unrealized gains on derivative transactions, net of taxes of $0.2 and $(5.6) for the three months ended March 31, 2019 and 2018, respectively	(0.3)	21.1
Change in other-than-temporary impairment losses, net of taxes of $0.1 and $0.9 for the three months ended March 31, 2019 and 2018, respectively	(0.2)	(3.5)
Change in foreign currency translation, net of taxes of $(0.6) and $0.5 for the three months ended March 31, 2019 and 2018, respectively	10.2	9.2
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.1) for the three months ended March 31, 2019	0.2	—
Total other comprehensive income (loss)	258.8	(148.4)
Total comprehensive income (loss)	427.4	(42.4)
Less: Comprehensive income attributable to non-controlling interests	(2.9)	—
Total comprehensive income (loss) attributable to common stockholders	$424.5	$(42.4)
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Equity (unaudited)
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	(11.1)	—	—	—	—	(11.1)
Stock plan compensation expense	—	—	11.5	—	—	—	—	11.5
Common stock dividends ($0.60 per share)	—	—	—	(37.4)	—	—	—	(37.4)
Acquisition of common stock	—	—	—	—	—	(50.6)	—	(50.6)
Net income	—	—	—	165.7	—	—	2.9	168.6
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(3.6)	—	—	6.3	2.7
Other comprehensive income	—	—	—	—	258.8	—	—	258.8
Balance at March 31, 2019	$2.9	$1.6	$4,496.0	$5,879.7	$103.4	$(5,043.0)	$31.1	$5,471.7

	Three Months Ended March 31, 2018
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2017	$—	$1.5	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes	—	—	—	41.4	(33.9)	—	—	7.5
Stock plan exercises	—	—	(2.2)	—	—	—	—	(2.2)
Stock plan compensation expense	—	—	9.6	—	—	—	—	9.6
Common stock dividends ($0.56 per share)	—	—	—	(29.7)	—	—	—	(29.7)
Net income	—	—	—	106.0	—	—	—	106.0
Issuance of preferred stock	2.9	—	273.5	—	—	—	—	276.4
Change in equity of non-controlling interests	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	—	(148.4)	—	—	(148.4)
Balance at March 31, 2018	$2.9	$1.5	$3,478.8	$5,815.0	$51.7	$(4,860.1)	$11.2	$4,501.0

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating activities
Net income attributable to stockholders	$165.7	$106.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	36.6	13.5
Amortization of deferred gains on disposal of businesses	(7.8)	(18.5)
Depreciation and amortization	29.7	30.0
Net realized gains on investments	(29.6)	(0.5)
Stock based compensation expense	11.5	9.6
Income from real estate joint ventures	(3.3)	(3.6)
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	34.9	(579.4)
Change in premiums and accounts receivable	(43.3)	4.8
Change in reinsurance recoverable	200.9	479.5
Change in reinsurance balance payable	(13.6)	(20.4)
Change in funds withheld under reinsurance	21.2	(4.8)
Change in deferred acquisition costs and value of business acquired	(158.0)	(43.3)
Change in other assets and other liabilities	17.3	(202.3)
Change in taxes payable	25.7	94.0
Other	(41.2)	59.7
Net cash provided by (used in) operating activities	246.7	(75.7)
Investing activities
Sales of:
Fixed maturity securities available for sale	597.6	742.5
Equity securities	41.6	42.3
Other invested assets	10.2	31.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	135.1	156.7
Commercial mortgage loans on real estate	14.0	56.4
Purchases of:
Fixed maturity securities available for sale	(873.0)	(723.2)
Equity securities	(32.8)	(39.2)
Commercial mortgage loans on real estate	(10.7)	(70.4)
Other invested assets	(11.2)	(18.5)
Property and equipment and other	(32.4)	(16.5)
Consolidated investment entities (1):
Purchases of investments	(489.3)	(301.5)
Sale of investments	172.8	106.1
Change in short-term investments	30.6	116.0
Other	0.3	(3.4)
Net cash (used in) provided by investing activities	(447.2)	79.1
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (2)	—	276.4
Issuance of debt, net of issuance costs (3)	—	1,285.8

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2019 and 2018

Repayment of debt (3)	—	(350.0)
Issuance of collateralized loan obligation notes (1)	418.5	—
Issuance of debt for consolidated investment entities (1)	189.1	156.6
Repayment of debt for consolidated investment entities (1)	(317.4)	—
Acquisition of common stock	(50.0)	(7.0)
Common stock dividends paid	(37.4)	(29.7)
Preferred stock dividends paid	(4.7)	—
Withholding on stock based compensation	13.6	6.6
Non-controlling interest	9.2	0.3
Other	—	5.0
Net cash provided by financing activities	220.9	1,344.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.2)
Change in cash and cash equivalents	20.2	1,345.2
Cash and cash equivalents at beginning of period	1,254.0	996.8
Cash and cash equivalents at end of period	$1,274.2	$2,342.0

(1)	Relates to cash flows from our variable interest entities. Refer to Note 8 for further information.

(2)	Refer to Note 14 for additional information.

(3)	Refer to Note 11 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. The Company operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Housing, Global Lifestyle and Global Preneed. The Company partners with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through its Global Housing segment, the Company provides lender-placed homeowners insurance; renters insurance and related products (referred to as “Multifamily Housing”); manufactured housing and flood insurance and other specialty products (referred to as “Specialty and Other”). Through its Global Lifestyle segment, the Company provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance (referred to as “Global Financial Services and Other”). Through its Global Preneed segment, the Company provides pre-funded funeral insurance and annuity products.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ.”

2. Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements.
The interim financial data as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 annual financial statements”).

3. Recent Accounting Pronouncements
Adopted
Lease accounting: On January 1, 2019, the Company adopted the new lease guidance on a modified retrospective basis and therefore did not restate comparative periods. The new guidance requires that entities recognize assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The Company and its subsidiaries lease office space and equipment under operating lease arrangements for which the Company is the lessee. Therefore, the primary change at the time of adoption involved the recognition of right-of-use assets and lease liabilities related to operating leases with terms in excess of 12 months in which the Company is the lessee. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the carryforward of 1) historical lease classifications, 2) the prior assessment on whether a contract is or contains a lease, and 3) initial direct costs for any leases that existed prior to adoption. As of January 1, 2019, the new lease liability and right-of-use asset was $85.3 million and $78.0 million, respectively. Deferred rent liability of $7.3 million, which was required under the previous guidance, was reversed. There was an immaterial impact to equity upon adoption.
As of March 31, 2019, the lease liability and right-of-use asset was $81.3 million and $73.0 million, respectively. These balances are included in accounts payable and other liabilities and other assets, respectively, in the consolidated balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

For the three months ended March 31, 2019, the operating lease cost recognized for leases with terms in excess of 12 months was $5.8 million and related cash outflows reducing the lease liability was $5.1 million. At March 31, 2019, the weighted average remaining lease term and discount rate was 6.8 years and 4.5%, respectively.
Not Yet Adopted
Reporting credit losses of assets held at amortized cost: In June 2016, the FASB issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses will be measured in a manner similar to current accounting requirements; however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company expects to adopt the amended guidance on its effective date of January 1, 2020. The Company is evaluating the requirements of this amended guidance and the potential impact on the Company’s financial position and results of operations. While the Company expects an increase in its allowances for credit losses related to financial assets within scope of the standard, principally reinsurance receivables and commercial mortgage loans on real estate, the amount of the allowance will be dependent on the asset composition and economic conditions at that time of adoption.
Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract: In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For these arrangements, the guidance also limits the period to expense capitalized implementation costs based on the term of the hosting agreement, including the noncancellable period of the arrangement plus periods covered by options to extend the arrangement that are reasonably certain of exercise. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The guidance is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
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
For public business entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

4. Acquisitions
TWG Acquisition
On May 31, 2018 (the “Acquisition Date”), the Company acquired TWG for total consideration of $2.47 billion. This amount included $894.9 million in cash, the repayment of TWG’s $595.9 million pre-existing debt and issuance of $975.5 million of Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital, received a total of 10.4 million shares of Assurant, Inc. common stock. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances.
Fair Value of Net Assets Acquired and Liabilities Assumed
The fair values listed below are estimates and are subject to adjustment, including assessment of the value of business acquired (“VOBA”) and other intangible assets, as well as certain components of deferred tax liabilities included within accounts payable and other liabilities. The initial accounting included certain provisional amounts recorded as of June 30, 2018 (the end of the reporting period in which the acquisition occurred). During the measurement period (which includes the period from June 1, 2018 to March 31, 2019), the Company made adjustments to the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, which, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a net increase to total identifiable net assets acquired and a corresponding decrease in goodwill of $36.1 million. The adjustments to income that would have been recognized in previous periods if the measurement period adjustments had been completed as of the Acquisition Date were immaterial. The Company may recognize additional measurement period adjustments to the provisional amounts in future periods, but no later than one year from the Acquisition Date.
Assets acquired and (liabilities) assumed (updated as of March 31, 2019)

Fixed maturity securities available for sale	$2,268.8
Equity securities	49.4
Short-term investments	165.5
Other investments	100.9
Cash and cash equivalents	380.1
Premiums and accounts receivable, net	285.7
Reinsurance recoverables	1,916.9
Accrued investment income	31.6
Property and equipment	15.4
Value of business acquired	3,973.0
Other intangible assets	459.7
Other assets	200.5
Unearned premiums and contract fees	(7,521.3)
Claims and benefits payable	(418.2)
Reinsurance balances payable	(186.1)
Funds held under reinsurance	(202.2)
Accounts payable and other liabilities	(479.3)
Non-controlling interest	(1.8)
Total identifiable net assets acquired	1,038.6
Goodwill	1,427.7
Total acquisition consideration	$2,466.3

Total goodwill of $1.43 billion is mainly attributable to expected growth and profitability, none of which is expected to be

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

deductible for income tax purposes.
VOBA and Other Intangible Assets
The following table shows the preliminary purchase price allocation to VOBA and other intangible assets, including the effect of measurement period adjustments to provisional estimates as described above.

Amount
Value of business acquired (1)	$3,973.0

Finite life (1):
Customer related intangibles (distribution network)	$390.3
Technology based intangibles	57.8
Total finite life other intangible assets	448.1
Indefinite life:
Contract based intangibles	11.6
Total other intangible assets	$459.7

(1)	Refer to future estimated amortization table below for the amortization pattern of VOBA and other intangible assets with finite lives.
Total amortization of VOBA related to TWG was $298.4 million for the three months ended March 31, 2019. Total amortization of other intangible assets related to TWG was $4.5 million for the three months ended March 31, 2019. At March 31, 2019, the estimated amortization of VOBA and other intangible assets with finite lives related to TWG for the remainder of 2019, the next five years and thereafter is as follows:

Year	VOBA	Other Intangible Assets (with Finite Lives)
April 1 - December 31, 2019	$785.3	$14.0
2020	822.0	26.2
2021	576.0	31.0
2022	353.8	35.0
2023	218.8	36.1
2024	79.0	36.6
Thereafter	7.5	254.2
Total	$2,842.4	$433.1

Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs include advisory, legal, accounting, valuation and other professional or consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $40.2 million, including $0.3 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG’s operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting. Integration costs incurred to date in connection with the acquisition of TWG totaled $40.9 million, including $10.4 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

5. Segment Information
As of March 31, 2019, the Company had four reportable segments, which are defined based on the manner in which our chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and align to the nature of the products and services offered:

•
Global Housing: provides lender-placed homeowners insurance; renters insurance and related products (referred to as “Multifamily Housing”); and manufactured housing and flood insurance and other specialty products (referred to as “Specialty and Other”);

•
Global Lifestyle: provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance (referred to as “Global Financial Services and Other”);

•	Global Preneed: provides pre-funded funeral insurance and annuity products; and

•
Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company’s frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of businesses through reinsurance agreements, expenses related to the acquisition of TWG, foreign currency gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses and other unusual or infrequent items. Additionally, the Corporate and Other segment includes amounts related to the runoff of the Assurant Health business.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2019

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$460.1	$1,428.5	$15.8	$—	$1,904.4
Fees and other income	39.9	253.1	33.3	2.0	328.3
Net investment income	25.4	58.9	69.1	12.9	166.3
Net realized gains on investments	—	—	—	28.8	28.8
Amortization of deferred gains on disposal of businesses	—	—	—	7.8	7.8
Total revenues	525.4	1,740.5	118.2	51.5	2,435.6
Benefits, losses and expenses
Policyholder benefits	198.9	347.2	68.6	—	614.7
Amortization of deferred acquisition costs and value of business acquired	53.9	705.8	17.6	—	777.3
Underwriting, general and administrative expenses	180.7	555.8	16.9	46.7	800.1
Interest expense	—	—	—	26.5	26.5
Total benefits, losses and expenses	433.5	1,608.8	103.1	73.2	2,218.6
Segment income (loss) before provision (benefit) for income tax	91.9	131.7	15.1	(21.7)	217.0
Provision (benefit) for income taxes	19.2	31.1	3.3	(5.2)	48.4
Segment income (loss) after taxes	72.7	100.6	11.8	(16.5)	168.6
Less: Net income attributable to non-controlling interests	—	—	—	(2.9)	(2.9)
Net income (loss) attributable to stockholders	72.7	100.6	11.8	(19.4)	165.7
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$72.7	$100.6	$11.8	$(24.1)	$161.0
	As of March 31, 2019

Segment assets:	$3,937.1	$21,635.0	$7,135.5	$9,529.4	$42,237.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2018

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$436.4	$673.6	$14.6	$0.3	$1,124.9
Fees and other income	86.7	244.9	31.6	1.3	364.5
Net investment income	20.2	32.1	65.8	12.1	130.2
Net realized gains on investments	—	—	—	0.5	0.5
Amortization of deferred gains on disposal of businesses	—	—	—	18.5	18.5
Total revenues	543.3	950.6	112.0	32.7	1,638.6
Benefits, losses and expenses
Policyholder benefits	169.1	181.6	66.7	(2.8)	414.6
Amortization of deferred acquisition costs and value of business acquired	49.6	280.3	16.5	—	346.4
Underwriting, general and administrative expenses	234.9	415.8	16.2	52.7	719.6
Interest expense	—	—	—	21.5	21.5
Total benefits, losses and expenses	453.6	877.7	99.4	71.4	1,502.1
Segment income (loss) before provision for income tax	89.7	72.9	12.6	(38.7)	136.5
Provision (benefit) for income taxes	18.5	17.1	2.8	(7.9)	30.5
Segment income (loss) after taxes	$71.2	$55.8	$9.8	$(30.8)	$106.0

6. Contract Revenues
The Company partners with clients to provide consumers a diverse range of protection products and services. The Company’s revenues from protection products are accounted for as insurance contracts. Revenue from service contracts and sales of products are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration the Company expect to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues included in fees and other income on the consolidated statement of operations are $30.2 million and $76.1 million for Global Housing and $207.6 million and $173.6 million for Global Lifestyle for the three months ended March 31, 2019 and 2018, respectively.
Global Housing
In the Company’s Global Housing segment, revenues from service contracts and sales of products are primarily from the Company’s Lender-placed Insurance business. Under the Company’s Lender-placed Insurance business, the Company provides loan and claim payment tracking services for lenders. Until the sale of the Mortgage Solutions business on August 1, 2018, the Company previously offered valuation and title services and products across the origination, home equity and default markets, as well as field services, inspection services, restoration and real estate owned (“REO”) asset management services to mortgage servicing clients and investors. The Company generally invoices its customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Global Lifestyle
In the Company’s Global Lifestyle segment, revenue from service contracts and sales of products is primarily from the Company’s Connected Living business. Through partnerships with mobile carriers, the Company provides administrative services related to its mobile device protection products including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
The Company also sells repaired or refurbished mobile and other electronic devices. Revenue from products sold is recognized when risk of ownership transfers to customers, generally upon shipment. Each product has a standalone selling price that is determined through analysis of various factors including market data, historical costs and product lifecycle status. Payments are generally due prior to shipment or within a short-term period.
Contract Balances
The receivables and unearned revenue under these contracts were $169.0 million and $95.4 million, respectively, as of March 31, 2019, and $183.7 million and $88.7 million, respectively, as of December 31, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2019 that was included in unearned revenue as of December 31, 2018 was $15.6 million.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2019 and December 31, 2018, the Company has approximately $27.6 million and $29.0 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within AOCI of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$308.0	$5.3	$(0.6)	$312.7	$—
States, municipalities and political subdivisions	236.5	21.8	(0.1)	258.2	—
Foreign governments	877.7	84.1	(0.7)	961.1	—
Asset-backed	485.9	0.7	(4.1)	482.5	—
Commercial mortgage-backed	206.8	6.6	(1.6)	211.8	—
Residential mortgage-backed	1,242.1	33.0	(5.8)	1,269.3	4.4
U.S. corporate	5,587.2	490.1	(12.0)	6,065.3	14.4
Foreign corporate	2,098.3	178.3	(2.9)	2,273.7	—
Total fixed maturity securities	$11,042.5	$819.9	$(27.8)	$11,834.6	$18.8

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$381.4	$4.4	$(1.2)	$384.6	$—
States, municipalities and political subdivisions	238.9	17.6	(0.3)	256.2	—
Foreign governments	856.3	58.8	(3.0)	912.1	—
Asset-backed	513.6	0.5	(9.6)	504.5	—
Commercial mortgage-backed	79.1	2.2	(1.6)	79.7	—
Residential mortgage-backed	1,399.1	21.5	(14.8)	1,405.8	5.0
U.S. corporate	5,337.0	315.7	(59.7)	5,593.0	14.1
Foreign corporate	2,028.6	110.7	(18.1)	2,121.2	—
Total fixed maturity securities	$10,834.0	$531.4	$(108.3)	$11,257.1	$19.1

(1)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% and 0.4% of the overall investment portfolio as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $58.9 million and $58.4 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2019 and December 31, 2018, revenue bonds accounted for 56% of the holdings. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of March 31, 2019, approximately 55%, 19% and 7% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. As of December 31, 2018, approximately 55%, 18% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. No other country represented more than 6% of the Company’s foreign government securities as of March 31, 2019 and December 31, 2018.
The Company had European investment exposure in its corporate fixed maturity securities of $813.6 million with a net unrealized gain of $46.4 million as of March 31, 2019 and $800.9 million with a net unrealized gain of $27.7 million as of December 31, 2018. Approximately 28% and 27% of the corporate fixed maturity European exposure was held in the financial industry as of March 31, 2019 and December 31, 2018, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company’s corporate fixed maturity securities as of March 31, 2019 and December 31, 2018, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$334.7	$336.5
Due after one year through five years	2,724.5	2,783.3
Due after five years through ten years	2,290.5	2,406.6
Due after ten years	3,758.0	4,344.6
Total	9,107.7	9,871.0
Asset-backed	485.9	482.5
Commercial mortgage-backed	206.8	211.8
Residential mortgage-backed	1,242.1	1,269.3
Total	$11,042.5	$11,834.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$(0.3)	$(2.6)
Equity securities (1)	29.9	2.2
Other investments	(0.1)	1.3
Consolidated investment entities (2)	(0.4)	(0.4)
Total net realized gains related to sales and other	29.1	0.5
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(0.3)	—
Total net realized gains	$28.8	$0.5

(1)	Three months ended March 31, 2019 and 2018 includes $10.4 million and $7.8 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative.

(2)	Consists of net realized gains (losses) from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”). Refer to Note 8 for additional information.
The following table sets forth the portion of unrealized gains (losses) related to equity securities during the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
Net gains recognized on equity securities	$29.9	$2.2
Less: Net realized gains (losses) related to sales of equity securities	(1.0)	2.0
Total net unrealized gains on equity securities held	$30.9	$0.2

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$—	$—	$72.8	$(0.6)	$72.8	$(0.6)
States, municipalities and political subdivisions	—	—	3.3	(0.1)	3.3	(0.1)
Foreign governments	88.5	(0.7)	—	—	88.5	(0.7)
Asset-backed	282.1	(3.7)	47.5	(0.4)	329.6	(4.1)
Commercial mortgage-backed	—	—	20.0	(1.6)	20.0	(1.6)
Residential mortgage-backed	18.6	(0.1)	346.2	(5.7)	364.8	(5.8)
U.S. corporate	232.8	(6.0)	206.8	(6.0)	439.6	(12.0)
Foreign corporate	102.8	(1.4)	69.6	(1.5)	172.4	(2.9)
Total fixed maturity securities	$724.8	$(11.9)	$766.2	$(15.9)	$1,491.0	$(27.8)

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

Total gross unrealized losses represented approximately 2% and 3% of the aggregate fair value of the related securities as of March 31, 2019 and December 31, 2018, respectively. Approximately 43% and 73% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2019 and December 31, 2018, respectively. The total gross unrealized losses are comprised of 899 and 2,642 individual securities as of March 31, 2019 and December 31, 2018, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of March 31, 2019 and December 31, 2018.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of March 31, 2019, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Oregon, and the Canadian province of Ontario. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.4 million as of March 31, 2019 and from $0.1 million to $12.5 million as of December 31, 2018.

8. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered variable interest entities (“VIEs”). The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
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
In connection with the formation of CLO structures, the Company forms special purpose entities capitalized by contributions from the Company’s wholly owned subsidiaries. Subsequent to capitalization, the special purpose entities purchase senior secured leveraged loans funded by contributions from the Company and a short-term warehousing credit

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

facility. Borrowings from the warehousing credit facility are non-recourse to the Company and are fully repaid once the CLO closes. Additionally, the amounts contributed by the Company to fund the initial capitalization are returned after the CLO closes. The Company may elect to use the return of capital to purchase a direct investment in the CLO.
Collateralized Loan Obligations: The CLO entities are collateralized financing entities. The carrying value of the CLO debt equals the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the beneficial interests the Company retains in the CLO. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated statements of operations. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle the obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligations to satisfy the liabilities of the CLOs.
As of March 31, 2019, the Company and its subsidiaries held a range of 43.8% to 100.0% of the most subordinated debt tranches of four CLO entities and 5.0% of senior debt tranches in one CLO entity, which represents a range of 6.0% to 8.8% overall ownership in each of the CLO entities. As of March 31, 2019, a fifth CLO structure was funded with $20.0 million in contributions from the Company’s wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $90.4 million and $55.2 million in subordinated debt tranches and $21.2 million and $21.0 million in senior debt tranches as of March 31, 2019 and December 31, 2018, respectively.
Real Estate Fund: The Company’s real estate fund includes contributions from third party investors, which are recorded as non-controlling interest. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company has a majority investment in the real estate fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $99.1 million and $91.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company’s unfunded commitment in the real estate fund was $4.2 million as of March 31, 2019.
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

	March 31, 2019
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$110.4	$110.4	(1)	$—	$—
Corporate debt securities	1,787.8	—		1,787.8	—
Real estate fund	121.4	—		—	121.4
Total financial assets	$2,019.6	$110.4		$1,787.8	$121.4

Financial Liabilities
Collateralized loan obligation notes	$1,603.6	$—		$1,603.6	$—
Total financial liabilities	$1,603.6	$—		$1,603.6	$—

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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$112.0	$84.7
Total income included in earnings	9.4	2.1
Balance, end of period	$121.4	$86.8

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

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. In such instances, the transfer between levels is reported as of the beginning of the reporting period.

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. The amounts presented below for short-term investments, other investments, cash equivalents, other receivables, other assets, assets and liabilities held in separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), American Security Insurance Company Investment Plan, Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	March 31, 2019
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$312.7	$—		$312.7		$—
States, municipalities and political subdivisions	258.2	—		258.2		—
Foreign governments	961.1	0.5		960.6		—
Asset-backed	482.5	—		457.6		24.9
Commercial mortgage-backed	211.8	—		170.4		41.4
Residential mortgage-backed	1,269.3	—		1,269.3		—
U.S. corporate	6,065.3	—		6,053.4		11.9
Foreign corporate	2,273.7	—		2,221.2		52.5
Equity securities:
Mutual funds	45.7	45.7		—		—
Common stocks	20.7	20.0		0.7		—
Non-redeemable preferred stocks	322.0	—		319.8		2.2
Short-term investments	305.3	189.4	(2)	115.9		—
Other investments	229.9	65.9	(1)	163.6	(3)	0.4	(4)
Cash equivalents	507.6	503.6	(2)	4.0	(3)	—
Other receivables	5.0	—		—		5.0	(6)
Other assets	1.3	—		—		1.3	(5)
Assets held in separate accounts	1,766.9	1,587.4	(1)	179.5	(3)	—
Total financial assets	$15,039.0	$2,412.5		$12,486.9		$139.6

Financial Liabilities
Other liabilities	$108.0	$66.0	(1)	$0.7	(5)	$41.3	(6)
Liabilities related to separate accounts	1,766.9	1,587.4	(1)	179.5	(3)	—
Total financial liabilities	$1,874.9	$1,653.4		$180.2		$41.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2018
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$758.1	$760.6	$—	$—	$760.6
Other investments	141.9	141.9	33.6	—	108.3
Other assets	42.4	42.4	—	—	42.4
Total financial assets	$942.4	$944.9	$33.6	$—	$911.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$567.6	$556.7	$—	$—	$556.7
Funds withheld under reinsurance	294.0	294.0	294.0	—	—
Debt	2,006.6	2,097.3	—	2,097.3	—
Total financial liabilities	$2,868.2	$2,948.0	$294.0	$2,097.3	$556.7

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$759.6	$735.1	$—	$—	$735.1
Other investments	124.9	124.9	33.9	—	91.0
Other assets	43.0	43.0	—	—	43.0
Total financial assets	$927.5	$903.0	$33.9	$—	$869.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$570.6	$556.8	$—	$—	$556.8
Funds withheld under reinsurance	272.0	272.0	272.0	—	—
Debt	2,006.0	2,058.7	—	2,058.7	—
Total financial liabilities	$2,848.6	$2,887.5	$272.0	$2,058.7	$556.8

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best financial strength rating of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings have not changed significantly since December 31, 2018.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 million as of March 31, 2019 and December 31, 2018.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

10. Reserves
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and is comprised of case and incurred but not reported (“IBNR”) reserves.
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

	For the Three Months Ended March 31,
	2019	2018
Claims and benefits payable, at beginning of period	$2,813.7	$3,782.2
Less: Reinsurance ceded and other	(2,053.7)	(3,193.3)
Net claims and benefits payable, at beginning of period	760.0	588.9
Incurred losses and loss adjustment expenses related to:
Current year	645.3	440.4
Prior years	(30.4)	(24.1)
Total incurred losses and loss adjustment expenses	614.9	416.3
Paid losses and loss adjustment expenses related to:
Current year	311.7	213.5
Prior years	300.0	239.3
Total paid losses and loss adjustment expenses	611.7	452.8
Net claims and benefits payable, at end of period	763.2	552.4
Plus: Reinsurance ceded and other (1)	1,987.4	2,642.4
Claims and benefits payable, at end of period (1) (2)	$2,750.6	$3,194.8

(1)
Includes reinsurance recoverables and claims and benefits payable of $85.7 million and $121.8 million as of March 31, 2019 and 2018, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

(2)
Claims and benefits payable and related reinsurance ceded were reduced by $730.0 million on December 3, 2018 as result of the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business.

The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $31.2 million and $15.4 million to the net favorable development during the three months ended March 31, 2019 and 2018, respectively. The increase in net favorable development in 2019 was primarily attributable to mobile device protection products and business acquired from TWG. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $2.9 million of net unfavorable development during the three months ended March 31, 2019 and contributed $6.2 million of net favorable development for the three months ended March 31, 2018. The net unfavorable development in 2019 was primarily driven by $3.6 million in adverse development from Hurricanes Michael, Florence and Maria. For the three months ended March 31, 2018, Global Housing experienced net favorable development of $0.7 million from prior catastrophes. Global Preneed, Assurant Health and other contributed $2.1 million and $2.5 million in net favorable development for the three months ended March 31, 2019 and 2018, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

11. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2019 and December 31, 2018:

		March 31, 2019	December 31, 2018
	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$300.0	$298.2	$298.1
4.00% Senior Notes due March 2023	350.0	348.2	348.1
4.20% Senior Notes due September 2023	300.0	296.9	296.8
4.90% Senior Notes due March 2028	300.0	297.7	297.6
6.75% Senior Notes due February 2034	375.0	371.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	394.6	394.5
Total debt		$2,006.6	$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
2021, 2023 and 2028 Senior Notes: In March 2018, the Company issued three series of senior notes with an aggregate principal amount of $900.0 million.

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (4.06% as of March 31, 2019) and is payable in a single installment due March 2021 (“2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, the Company may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

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

•
2028 Senior Notes: The third series of senior notes is $300.0 million in principal amount, bears interest at 4.90% per year, is payable in a single installment due March 2028 and was issued at a 0.383% discount (“2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, the Company may redeem the 2028 Senior Notes at any time in whole or from time to time in part of a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

The interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes and the 2028 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc (“Moody’s”). or S&P Global Ratings (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
Subordinated Notes
In March 2018, the Company issued fixed-to-floating rate subordinated notes due March 2048 with principal amount of $400.0 million (the “Subordinated Notes”) which bear interest from March 2018 to March 2028, at an annual rate of 7.00%, payable semi-annually. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, the Company may redeem the Subordinated Notes, in whole at any time or in part from time to time at a redemption price equal to their principal amount plus accrued and unpaid interest; provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, the Company may redeem the Subordinated Notes in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the Subordinated Notes, at a redemption price equal to (i) with respect to the rating agency, 102% of their principal amount and (ii) with respect to a tax event or regulatory capital event, their principal amount plus accrued and unpaid interest.
In addition, so long as no event of default with respect to the Subordinated Notes has occurred and is continuing, the Company has the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the global note representing the Subordinated Notes. During a deferral period, interest will continue to accrue on the Subordinated Notes at the then-applicable interest rates. At any time when the Company has given notice of its election to defer interest payments on the Subordinated Notes, the Company generally may not make payments on or redeem or purchase any shares of the Company’s capital stock or any of its debt securities or guarantees that rank upon the Company’s liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
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
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount, which bear interest at 6.75% per year and are payable in a single installment due February 2034. Interest is payable semiannually. These senior notes are not redeemable prior to maturity. In December 2016, we completed a cash tender offer and purchased $100.0 million in aggregate principal amount of such senior notes.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Credit Facility
We have a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided we are in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes. As of March 31, 2019, no borrowings have been made under the Credit facility, $441.0 million was available under the Credit Facility and $9.0 million letters of credit were outstanding.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the Subordinated Notes on an effective yield basis. The amortization of the deferred gain for the three months ended March 31, 2019 was $0.7 million. The remaining deferred gain as of March 31, 2019 was $23.8 million. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the three months ended March 31, 2018.
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

12. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive (loss) income before reclassifications	10.2	247.3	0.3	(0.2)	—	257.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	(0.6)	—	0.2	1.2
Net current-period other comprehensive income (loss)	10.2	248.9	(0.3)	(0.2)	0.2	258.8
Balance at March 31, 2019	$(365.4)	$549.9	$18.1	$14.9	$(114.1)	$103.4

	Three Months Ended March 31, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive (loss) income before reclassifications	9.2	(177.9)	21.1	(3.5)	—	(151.1)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2.7	—	—	—	2.7
Net current-period other comprehensive income (loss)	9.2	(175.2)	21.1	(3.5)	—	(148.4)
Cumulative effect of change in accounting principles (1)	—	(33.9)	—	—	—	(33.9)
Balance at March 31, 2018	$(272.3)	$372.1	$21.1	$14.4	$(83.6)	$51.7

(1)	See Note 3 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2019	2018
Net unrealized losses (gains) on securities	$2.1	$3.4	Net realized gains on investments, excluding other-than-temporary impairment losses
	(0.5)	(0.7)	Provision for income taxes
	$1.6	$2.7	Net of tax
Unrealized gains on derivative transactions	$(0.7)	$—	Interest Expense
	0.1	—	Provision for income taxes
	$(0.6)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$—	(1)
	(0.1)	—	Provision for income taxes
	$0.2	$—	Net of tax
Total reclassifications for the period	$1.2	$2.7	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 16 for additional information.
13. Stock Based Compensation
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (“ALTEIP”), as amended on May 7, 2019, the Company is authorized to issue up to 1,588,797 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
Restricted Stock Units
The following table shows a summary of RSU activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
RSU compensation expense	$7.0	$5.1
Income tax benefit	(1.3)	(0.8)
RSU compensation expense, net of tax	$5.7	$4.3
RSUs granted	193,842	389,499
Weighted average grant date fair value per unit	$97.78	$90.73
Total fair value of vested RSUs	$21.8	$16.2

As of March 31, 2019, there was $37.2 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Performance Share Units
The following table shows a summary of PSU activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
PSU compensation expense	$4.2	$4.2
Income tax benefit	(0.6)	(0.9)
PSU compensation expense, net of tax	$3.6	$3.3
PSUs granted	246,219	—
Weighted average grant date fair value per unit	$105.23	$—
Total fair value of vested PSUs	$17.7	$—

As of March 31, 2019, there was $44.3 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2019 and 2018 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the three months ended March 31, 2019 and 2018 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

14. Equity Transactions
Stock Repurchase
During the three months ended March 31, 2019, the Company repurchased 525,679 shares of the Company’s outstanding common stock at a cost of $50.6 million, exclusive of commissions, leaving $710.6 million remaining under the total repurchase authorization as of March 31, 2019. There were no shares repurchases during the three months ended March 31, 2018.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
Issuance of Mandatory Convertible Preferred Stock
In March 2018, the Company issued 2,875,000 shares of the MCPS at a public offering price of $100.00 per share. The net proceeds from the sale of the MCPS was $276.4 million after deducting the underwriting discounts and offering expenses. Refer to Note 11 for further details on the use of proceeds from this offering.
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9362 (the “minimum conversion rate”) and 1.1234 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the Certificate of Designations of the MCPS.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $4.7 million for the three months ended March 31, 2019.

15. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) common shares issuable upon conversion of the MCPS using the if-converted method. Refer to Notes 13 and 14 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended March 31,
	2019	2018
Numerator
Net income attributable to stockholders	$165.7	$106.0
Less: Preferred stock dividends	(4.7)	—
Net income attributable to common stockholders	161.0	106.0
Less: Common stock dividends paid	(37.4)	(29.7)
Undistributed earnings	$123.6	$76.3
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	62,594,828	53,169,358
Incremental common shares from:
PSUs	211,477	308,418
ESPP	1,765	—
MCPS	2,969,875	711,722
Weighted average common shares used in diluted earnings per common share calculations	65,777,945	54,189,498
Earnings per common share - Basic
Distributed earnings	$0.60	$0.56
Undistributed earnings	1.97	1.43
Net income attributable to common stockholders	$2.57	$1.99
Earnings per common share - Diluted
Distributed earnings	$0.57	$0.55
Undistributed earnings	1.95	1.41
Net income attributable to common stockholders	$2.52	$1.96
Average PSUs totaling 102,594 and 4,171 for the three months ended March 31, 2019 and 2018, respectively, and estimated shares issuable under the ESPP of 43,964 for the three months ended March 31, 2018 were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

16. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Company also has various non-contributory, non-qualified

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

supplemental plans covering certain employees including the Assurant Executive Pension Plan and the Assurant Supplement Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. The Pension Benefits and Retirement Health Benefits (together, the “Plans”) were frozen on March 1, 2016.
The following table presents the components of net periodic benefit cost for the Plans for the three months ended March 31, 2019 and 2018:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	2019	2018	2019	2018	2019	2018
Interest cost	$6.5	$5.8	$0.7	$0.7	$0.9	$0.8
Expected return on plan assets	(9.0)	(9.1)	—	—	(0.4)	(0.5)
Amortization of net loss	—	0.2	0.3	0.5	—	—
Net periodic benefit cost	$(2.5)	$(3.1)	$1.0	$1.2	$0.5	$0.3

The Assurant Pension Plan funded status increased to $70.1 million at March 31, 2019 from $65.1 million (based on the fair value of the assets compared to the accumulated benefit obligation) at December 31, 2018. This equates to a 110% funded status at March 31, 2019 and December 31, 2018. During the first three months of 2019, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2019.

17. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12.3 million and $13.2 million of letters of credit outstanding as of March 31, 2019 and December 31, 2018, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2019 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
Some statements in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, as well as estimated reportable catastrophe losses, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the loss of significant clients, distributors and other parties or those parties facing financial, reputation and regulatory issues;

(ii)	significant competitive pressures, changes in customer preferences and disruption;

(iii)	the failure to find and integrate acquisitions, including The Warranty Group (“TWG”), or grow organically and risks associated with joint ventures;

(iv)	the impact of general economic, financial market and political conditions, including unfavorable conditions in the capital and credit markets, and conditions in the markets in which we operate;

(v)	risks related to our international operations and fluctuations in exchange rates;

(vi)	the impact of catastrophic and non-catastrophe losses;

(vii)	our inability to recover should we experience a business continuity event;

(viii)	our inability to develop and maintain distribution sources or attract and retain sales representatives;

(ix)	failure to manage vendors and other third parties who conduct business and provide services to our clients;

(x)	declines in the value of mobile devices and export compliance risk in our mobile business;

(xi)	negative publicity relating to our products and services or the markets in which we operate;

(xii)	failure to implement our strategy and to attract and retain key personnel, including senior management;

(xiii)	employee misconduct;

(xiv)	the adequacy of reserves established for claims and our inability to accurately predict and price for claims;

(xv)	a decline in financial strength ratings or corporate senior debt ratings;

(xvi)	an impairment of goodwill or other intangible assets;

(xvii)	failure to maintain effective internal control over financial reporting;

(xviii)	a decrease in the value of our investment portfolio including due to market, credit and liquidity risks;

(xix)	the impact of U.S. tax reform legislation and impairment of deferred tax assets;

(xx)	the unavailability or inadequacy of reinsurance coverage and credit risk of reinsurers, including those to whom we have sold business through reinsurance;

(xxi)	the credit risk of some of our agents;

(xxii)	the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends;

(xxiii)	changes in the method for determining or replacement of LIBOR;

(xxiv)	failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses;

(xxv)	breaches of our information systems or those of third parties or failure to protect data in such systems, including due to cyber-attacks;

(xxvi)	costs of complying with, or failure to comply with, extensive laws and regulations to which we are subject, including related to privacy, data security and data protection;

(xxvii)	the impact from litigation and regulatory actions;

(xxviii)	reductions in the insurance premiums we charge; and

(xxix)	changes in insurance and other regulation.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2018 Annual Report and “Item 1A—Risk Factors” in our 2018 Annual Report.
General
As of March 31, 2019, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

•
Global Housing: provides lender-placed homeowners insurance; renters insurance and related products (referred to as “Multifamily Housing”); and manufactured housing and flood insurance and other specialty products (referred to as “Specialty and Other”);

•
Global Lifestyle: provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance (referred to as “Global Financial Services and Other”);

•	Global Preneed: provides pre-funded funeral insurance and annuity products; and

•
Corporate and Other: Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company’s frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of businesses through reinsurance agreements, expenses related to the acquisition of TWG, foreign currency gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses and other unusual or infrequent items. Additionally, the Corporate and Other segment includes amounts related to the runoff of the Assurant Health business.

The following discussion covers the three months ended March 31, 2019 (“First Quarter 2019”) and the three months ended March 31, 2018 (“First Quarter 2018”).
Executive Summary
On May 31, 2018, we acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized “TWG”) for total consideration of $2.47 billion. For more information regarding the acquisition, see Note 4 to the Consolidated Financial Statements included elsewhere in this Report. On August 1, 2018, we sold our valuation and field services business (referred to as “Mortgage Solutions”) to Xome, an indirectly wholly owned subsidiary of WMIH Corp.
Consolidated net income attributable to common stockholders increased $55.0 million, or 52%, to $161.0 million for First Quarter 2019 compared with $106.0 million for First Quarter 2018. The increase was primarily driven by higher contributions from our Global Lifestyle segment, including the TWG acquisition, an increase in net realized gains on investments mostly related to a net increase in fair value of equity securities and lower after-tax expenses associated with the TWG acquisition.

Global Housing segment net income increased $1.5 million, or 2%, to $72.7 million for First Quarter 2019 compared with $71.2 million for First Quarter 2018. Excluding Mortgage Solutions, segment net income declined as growth in Multifamily Housing was offset by the cost of additional catastrophe reinsurance protection secured as part of the 2019 program and higher non-catastrophe loss experience from our Specialty and Other business.
Global Housing net earned premiums, fees and other income decreased $23.1 million, or 4%, to $500.0 million for First Quarter 2019 from $523.1 million for First Quarter 2018, reflecting the sale of Mortgage Solutions. Excluding Mortgage Solutions, net earned premiums, fees and other income increased due to growth in our Specialty and Other business and the continued growth from our Multifamily Housing business. The increase was partially offset by a decrease in our Lender-placed Insurance business due to declines in placement rates and lower real estate owned (“REO”) volumes.
Global Lifestyle segment net income increased $44.8 million, or 80%, to $100.6 million for First Quarter 2019 from $55.8 million for First Quarter 2018, benefiting from the TWG acquisition. Excluding TWG, the increase was driven by our Connected Living business due to growth from new and existing mobile protection programs as well as higher trade-in volumes and margins from our mobile repair and logistics business, primarily in Asia Pacific and North America. The increase was also due to favorable results from Global Automotive and was partially offset by unfavorable foreign exchange and continued declines in Global Financial Services and Other.
Global Lifestyle net earned premiums, fees and other income increased $763.1 million, or 83%, to $1.68 billion for First Quarter 2019 from $918.5 million for First Quarter 2018, primarily attributable to TWG. Excluding TWG, the increase was mostly driven by growth from new and existing mobile protection programs as well as higher trade-in volumes from our mobile repair and logistics business. The increase was also due to growth from our Global Automotive business driven by earned premium from strong prior period sales of warranty contracts and was partially offset by unfavorable foreign exchange.
Global Preneed segment net income increased $2.0 million, or 20%, to $11.8 million for First Quarter 2019 from $9.8 million in First Quarter 2018, primarily due to higher investment income and lower mortality in First Quarter 2019 compared to First Quarter 2018.
Global Preneed net earned premiums, fees and other income increased $2.9 million, or 6%, to $49.1 million for First Quarter 2019 from $46.2 million for First Quarter 2018, primarily due to growth in pre-funded funeral policies in the U.S. and earnings from prior period sales of the Final Need product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our Connected Living, Multifamily Housing and Global Automotive businesses, and manage the pace of declines in placement rates in our Lender-placed Insurance business and the U.S. credit insurance business in Global Financial Services and Other. In addition, our results will be impacted by our ability to integrate TWG and achieve benefits and synergies from the acquisition. Factors affecting these items, including, but not limited to, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” and “Item 7—MD&A—Critical Factors Affecting Results” in our 2018 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, and to manage our Lender-placed Insurance business. Our mobile business is subject to volatility in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile device market dynamics. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 2—Risk Factors—Business and Competitive Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” in our 2018 Annual Report.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the three months ended March 31, 2019, net cash provided by operating activities was $246.7 million; net cash used in investing activities was $447.2 million and net cash provided by financing activities was $220.9 million. We had $1.27 billion in cash and cash equivalents as of March 31, 2019 as compared to $1.25 billion as of December 31, 2018. Please see “—Liquidity and Capital Resources,” below for further details.

Critical Accounting Policies and Estimates
Our 2018 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2018 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2019.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Net earned premiums	$1,904.4	$1,124.9
Fees and other income	328.3	364.5
Net investment income	166.3	130.2
Net realized gains on investments	28.8	0.5
Amortization of deferred gains on disposal of businesses	7.8	18.5
Total revenues	2,435.6	1,638.6
Benefits, losses and expenses:
Policyholder benefits	614.7	414.6
Amortization of deferred acquisition costs and value of business acquired	777.3	346.4
Underwriting, general and administrative expenses	800.1	719.6
Interest expense	26.5	21.5
Total benefits, losses and expenses	2,218.6	1,502.1
Income before provision for income taxes	217.0	136.5
Provision for income taxes	48.4	30.5
Net income	168.6	106.0
Less: Net income attributable to non-controlling interest	(2.9)	—
Net income attributable to stockholders	165.7	106.0
Less: Preferred stock dividends	(4.7)	—
Net income attributable to common stockholders	$161.0	$106.0

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $55.0 million, or 52%, to $161.0 million for First Quarter 2019 from $106.0 million for First Quarter 2018. The increase was primarily due to higher contributions from our Global Lifestyle segment benefiting from contributions from TWG and organic growth in Connected Living, an increase in net realized gains on investments mostly related to a net increase in fair value of equity securities and an $11.5 million reduction in after-tax expenses associated with the TWG acquisition. The increase was partially offset by additional after-tax interest expense and preferred dividends from acquisition related financing and lower amortization of deferred gains associated with the sale of Assurant Employee Benefits. Net income for First Quarter 2019 included $4.6 million of net losses from foreign exchange primarily related to the remeasurement of net monetary assets from our operations in Argentina, which was identified as a highly inflationary market beginning July 1, 2018.

Global Housing
Overview
The table below presents information regarding the Global Housing’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Net earned premiums	$460.1	$436.4
Fees and other income	39.9	86.7
Net investment income	25.4	20.2
Total revenues	525.4	543.3
Benefits, losses and expenses:
Policyholder benefits	198.9	169.1
Amortization of deferred acquisition costs and value of business acquired	53.9	49.6
Underwriting, general and administrative expenses	180.7	234.9
Total benefits, losses and expenses	433.5	453.6
Segment income before provision for income taxes	91.9	89.7
Provision for income taxes	19.2	18.5
Segment net income	$72.7	$71.2
Net earned premiums, fees and other income:
Lender-placed Insurance	$274.2	$289.7
Multifamily Housing	104.0	97.2
Mortgage Solutions	—	45.5
Specialty and Other	121.8	90.7
Total	$500.0	$523.1
For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Net Income
Segment net income increased $1.5 million, or 2%, to $72.7 million for First Quarter 2019 from $71.2 million for First Quarter 2018. Excluding Mortgage Solutions in First Quarter 2018, segment net income decreased as growth from Multifamily Housing and an increase in net investment income, mostly due to higher income from real estate related fund investments, was offset by a decrease in our Lender-placed Insurance business, mainly due to the cost of additional catastrophe reinsurance protection secured as part of the 2019 program, and higher non-catastrophe loss experience in our Specialty and Other business related to the small commercial property and liability product.
Total Revenues
Total revenues decreased $17.9 million, or 3%, to $525.4 million for First Quarter 2019 from $543.3 million for First Quarter 2018. The decrease was mainly due to a decrease in fees and other income of $46.8 million, or 54%, primarily due to the sale of our Mortgage Solutions business. The decrease was partially offset by an increase in net earned premiums of $23.7 million, or 5%, primarily due to growth from our small commercial property and liability products and continued growth from renters insurance in Multifamily Housing, which was partially offset by a decrease in our Lender-placed Insurance business mainly due to declines in placement rates, lower REO volumes and the cost of additional catastrophe reinsurance protection. The decrease was also partially offset by an increase in net investment income of $5.2 million, or 26%, primarily due to higher income from real estate related fund investments.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $20.1 million, or 4%, to $433.5 million for First Quarter 2019 from $453.6 million for First Quarter 2018. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $54.2 million, or 23%, primarily due to a decrease in expenses resulting from the sale of our Mortgage Solutions business. The decrease was partially offset by an increase in total policyholder benefits of $29.8 million, or 18%, primarily due unfavorable non-catastrophe loss experience from our small commercial property and liability product.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Net earned premiums	$1,428.5	$673.6
Fees and other income	253.1	244.9
Net investment income	58.9	32.1
Total revenues	1,740.5	950.6
Benefits, losses and expenses:
Policyholder benefits	347.2	181.6
Amortization of deferred acquisition costs and value of business acquired	705.8	280.3
Underwriting, general and administrative expenses	555.8	415.8
Total benefits, losses and expenses	1,608.8	877.7
Segment income before provision for income taxes	131.7	72.9
Provision for income taxes	31.1	17.1
Segment net income	$100.6	$55.8
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$871.0	$602.1
Global Automotive	693.6	202.5
Global Financial Services and Other	117.0	113.9
Total	$1,681.6	$918.5
Net earned premiums, fees and other income:
Domestic	$1,191.3	$579.5
International	490.3	339.0
Total	$1,681.6	$918.5
For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Net Income
Segment net income increased $44.8 million, or 80%, to $100.6 million for First Quarter 2019 from $55.8 million for First Quarter 2018, benefiting from the TWG acquisition. Excluding TWG, segment net income increased $14.5 million, or 26%, driven by organic growth in our Connected Living business, mainly from new and existing mobile protection programs as well as higher trade-in volumes and margins from our mobile repair and logistics business, primarily in Asia Pacific and North America. The increase was also due to favorable results from Global Automotive and was partially offset by unfavorable foreign exchange and continued declines in Global Financial Services and Other, primarily from expected discontinued partnerships.
Total Revenues
Total revenues increased $789.9 million, or 83%, to $1.74 billion for First Quarter 2019 from $950.6 million for First Quarter 2018, primarily attributable to TWG. Excluding the impact of TWG, net earned premiums increased $115.0 million, or 17%, mostly driven by our Connected Living business, due to growth from new and existing mobile protection programs as well as higher trade-in volumes and average selling price from our mobile repair and logistics business, and our Global Automotive business, due to strong prior period sales of warranty contracts. The increase was partially offset by unfavorable foreign exchange. Excluding the impact of TWG, fees and other income decreased $2.6 million, or 1%, primarily due to unfavorable foreign exchange and continued declines in Global Financial Services and Other, driven by anticipated discontinued partnerships. Excluding the impact of TWG, net investment income increased $1.5 million, or 5%, primarily due to higher income from real estate related fund investments.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $731.1 million, or 83%, to $1.61 billion for First Quarter 2019 from $877.7 million for First Quarter 2018, primarily attributable to TWG. Excluding the impact of TWG, policyholder benefits increased $13.7 million, or 8%, primarily driven by growth from our global mobile business, partially offset by favorable foreign exchange. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $34.5 million, or 12%, primarily due to growth in our Global Automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $46.7 million, or 11%, primarily due to growth in our global mobile programs and higher trade-in volumes, partially offset by favorable foreign exchange.
Global Preneed
Overview
The table below presents information regarding the Global Preneed’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Net earned premiums	$15.8	$14.6
Fees and other income	33.3	31.6
Net investment income	69.1	65.8
Total revenues	118.2	112.0
Benefits, losses and expenses:
Policyholder benefits	68.6	66.7
Amortization of deferred acquisition costs and value of business acquired	17.6	16.5
Underwriting, general and administrative expenses	16.9	16.2
Total benefits, losses and expenses	103.1	99.4
Segment income before provision for income taxes	15.1	12.6
Provision for income taxes	3.3	2.8
Segment net income	$11.8	$9.8
For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Net Income
Segment net income increased $2.0 million, or 20%, to $11.8 million in First Quarter 2019 from $9.8 million in First Quarter 2018, primarily due to an increase in investment income as a result of an increase in invested assets, consistent with the growth of the domestic preneed business, and lower mortality in First Quarter 2019 compared to First Quarter 2018.
Total Revenues
Total revenues increased $6.2 million, or 6%, to $118.2 million for First Quarter 2019 from $112.0 million for First Quarter 2018. Fees and other income increased $1.7 million, or 5%, primarily due to growth in pre-funded funeral policies in the U.S., as well as sales of the Final Need product. Net investment income increased $3.3 million, or 5%, primarily due to an increase in invested assets and higher yields.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $3.7 million, or 4%, to $103.1 million for First Quarter 2019 from $99.4 million for First Quarter 2018, primarily due to an increase in information technology expenses and growth in the domestic preneed business, partially offset by lower mortality in First Quarter 2019 compared to First Quarter 2018.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Net earned premiums	$—	$0.3
Fees and other income	2.0	1.3
Net investment income	12.9	12.1
Net realized gains on investments	28.8	0.5
Amortization of deferred gains on disposal of businesses	7.8	18.5
Total revenues	51.5	32.7
Benefits, losses and expenses:
Policyholder benefits	—	(2.8)
General and administrative expenses	46.7	52.7
Interest expense	26.5	21.5
Total benefits, losses and expenses	73.2	71.4
Segment loss before benefit for income taxes	(21.7)	(38.7)
Benefit for income taxes	(5.2)	(7.9)
Segment net loss	(16.5)	(30.8)
Less: Net income attributable to non-controlling interest	(2.9)	—
Net loss attributable to stockholders	(19.4)	(30.8)
Less: Preferred stock dividends	(4.7)	—
Net loss attributable to common stockholders	$(24.1)	$(30.8)
For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Net Loss Attributable to Common Stockholders
Segment net loss decreased $6.7 million, or 22%, to a net loss of $24.1 million for First Quarter 2019 from a net loss of $30.8 million for First Quarter 2018. The change was primarily due to an increase in net realized gains on investments, mostly related to a net increase in fair value of equity securities, and an $11.5 million reduction in after-tax expenses associated with the TWG acquisition. This was partially offset by additional after-tax interest expense and preferred dividends from acquisition related financing and lower amortization of deferred gains associated with the sale of Assurant Employee Benefits. Results for First Quarter 2019 included $4.6 million of net losses from foreign exchange primarily related to the remeasurement of net monetary assets from our operations in Argentina, which was identified as a highly inflationary market beginning July 1, 2018.
Total Revenues
Total revenues increased $18.8 million, or 57%, to $51.5 million for First Quarter 2019 from $32.7 million for First Quarter 2018, primarily due to $28.3 million increase in net realized gains on investments mostly related to a net increase in fair value of equity securities partially offset by lower amortization of deferred gains primarily related to the sale of Assurant Employee Benefits.
Total Expenses
Total benefits, losses and expenses increased $1.8 million, or 3%, to $73.2 million for First Quarter 2019 from $71.4 million for First Quarter 2018. The increase was primarily related to higher interest expense related to acquisition financing and $4.6 million of net losses from foreign exchange, primarily related to the remeasurement of net monetary assets from our operations in Argentina, partially offset by a reduction of expenses associated with the TWG acquisition.

Investments
We had total investments of $13.98 billion and $13.40 billion as of March 31, 2019 and December 31, 2018, respectively. Net unrealized gains on our fixed maturity securities portfolio increased $369.0 million during First Quarter 2019, from $423.1 million as of December 31, 2018 to $792.1 million as of March 31, 2019. This increase was mainly due to a decrease in U.S. Treasury yields and tightening credit spreads.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2019		December 31, 2018
Aaa / Aa / A	$7,718.0	65.2%	$7,329.8	65.1%
Baa	3,529.8	29.8%	3,322.7	29.5%
Ba	434.0	3.7%	447.9	4.0%
B and lower	152.8	1.3%	156.7	1.4%
Total	$11,834.6	100.0%	$11,257.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Fixed maturity securities	$122.1	$104.6
Equity securities	5.8	5.0
Commercial mortgage loans on real estate	8.5	8.3
Short-term investments	5.6	2.4
Other investments	7.6	6.1
Cash and cash equivalents	7.0	4.9
Revenue from consolidated investment entities (1)	40.7	13.5
Total investment income	197.3	144.8
Investment expenses	(5.6)	(4.2)
Expenses from consolidated investment entities (1)	(25.4)	(10.4)
Net investment income	$166.3	$130.2

(1)
The net of revenues and expenses from consolidated investment entities of $15.3 million for First Quarter 2019 includes $7.6 million, $3.8 million, and $1.8 million of investment income from our direct investment in the real estate fund, collateralized loan obligation (“CLO”) entities, and the related non-controlling interest, respectively, and $2.1 million related to investment management fees. The net revenues and expenses from consolidated investment entities of $3.1 million for First Quarter 2018 includes $1.9 million and $0.8 million of investment income from our direct investment in the real estate fund and CLOs, respectively, and $0.4 million related to investment management fees. Refer to Note 8 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

Net investment income increased $36.1 million, or 28%, to $166.3 million for First Quarter 2019 from $130.2 million for First Quarter 2018, benefiting from the investments acquired from the TWG acquisition. Excluding TWG, net investment income increased $10.8 million, or 8%, mainly due to $12.2 million of additional income from our direct investment in consolidated investment entities, mostly driven by the real estate fund due to an increase in fair market value of certain real estate properties, as well as an increase in income, inclusive of management fees, from additional CLO structures launched after First Quarter 2018. The increase was also due to an increase in invested assets and higher yields, partially offset by $2.9 million of interest income recorded in First Quarter 2018 related to the recovery of losses on certain mortgage-backed securities.
As of March 31, 2019, we owned $72.3 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $58.4 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on our investments, see Notes 7 and 9 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our insurance subsidiaries’ ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the jurisdictions in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1 — Business — Regulation — U.S. Insurance Regulation” and “Item 1A — Risk Factors — Legal and Regulatory Risks — Changes in insurance regulation may reduce our profitability and limit our growth” in our 2018 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”).
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. For further information on our ratings and the risks of ratings downgrades, see “Item 1 — Business — Ratings” and “Item 1A — Risk Factors — Financial Risks — A decline in the financial strength ratings of our insurance company subsidiaries could adversely affect our results of operations and financial condition” in our 2018 Annual Report.
For 2019, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $353.3 million.
Holding Company
As of March 31, 2019, we had approximately $354.0 million in holding company liquidity, $129.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and Mandatory Convertible Preferred Stock (“MCPS”) dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $491.5 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholders dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries in our Global Housing, Global Lifestyle and Global Preneed operating segments, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $78.0 million for First Quarter 2019. In 2018, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $739.0 million, which included approximately $727.0 million from subsidiaries in our Global Housing, Global Lifestyle and Global Preneed operating segments and approximately $12.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During First Quarter 2019 and the year ended December 31, 2018, we made common stock repurchases and paid dividends to our common stockholders of $88.0 million and $266.1 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to approval by the Company’s Board of Directors (the “Board”) and market conditions.
In 2014, we made an approximately 40% investment in Iké Grupo, Iké Asistencia and certain of their subsidiaries (collectively “Iké”), a services assistance business, for which we paid approximately $110.0 million. We also entered into a shareholders agreement with the majority shareholders that provided us with the right to acquire the remainder of Iké from the majority shareholders, and the majority shareholders the right to put their interests in Iké to us, in mid-2019. In April 2019, we entered into a cooperation agreement with the majority shareholders of Iké to explore strategic alternatives. We also agreed to delay the call and put rights to February 2020. There can be no assurance that our efforts to identify strategic alternatives for Iké will be successful, or, if they are not, that we will ultimately acquire the remainder of Iké.

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
Dividends and Repurchases
On May 8, 2019, the Board declared a quarterly dividend of $0.60 per common share payable on June 18, 2019 to stockholders of record as of May 28, 2019 and a quarterly dividend of $1.6250 per share of MCPS payable on June 17, 2019 to stockholders of record as of June 1, 2019. We paid dividends of $0.60 per common share on March 18, 2019 to stockholders of record as of February 25, 2019, and dividends of $1.6250 per share of MCPS on March 15, 2019 to stockholders of record as of March 1, 2019. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and/or other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock.
On November 5, 2018, the Board authorized us to repurchase up to an additional $600.0 million of our outstanding common stock. During First Quarter 2019, the Company repurchased 525,679 shares of our outstanding common stock at a cost of $50.6 million, exclusive of commissions. As of March 31, 2019, $710.6 million remained under available Board common stock repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.

Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9362 (the “minimum conversion rate”) and 1.1234 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $4.7 million for First Quarter 2019. For additional information regarding the MCPS, see Note 14 in the Consolidated Financial Statements included elsewhere in this Report.
Credit Facility
We have a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided we are in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes. As of March 31, 2019, $441.0 million was available under the Credit Facility and $9.0 million letters of credit were outstanding.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2019 and December 31, 2018:

		March 31, 2019	December 31, 2018
	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$300.0	$298.2	$298.1
4.00% Senior Notes due March 2023	350.0	348.2	348.1
4.20% Senior Notes due September 2023	300.0	296.9	296.8
4.90% Senior Notes due March 2028	300.0	297.7	297.6
6.75% Senior Notes due February 2034	375.0	371.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	394.6	394.5
Total debt		$2,006.6	$2,006.0
(1) Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.
(2) Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (4.06% as of March 31, 2019) and is payable in a single installment due March 2021 (“2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

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

•
2028 Senior Notes: The third series of senior notes is $300.0 million in principal amount, bears interest at 4.90% per year, is payable in a single installment due March 2028 and was issued at a 0.383% discount (“2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part of a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

The interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes and the 2028 Senior Notes will be subject to adjustment from time to time, if either Moody’s or S&P downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. For more details on the increase in interest rate over the issuance rate by rating, see Note 11 to our Consolidated Financial Statements included elsewhere in this Report.
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
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount, which bear interest at 6.75% per year and are payable in a single installment due February 2034. Interest is payable semiannually. These senior notes are not redeemable prior to maturity. In December 2016, we completed a cash tender offer and purchased $100.0 million in aggregate principal amount of such senior notes.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 16 to the Consolidated Financial Statements, included elsewhere in this Report.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2019	2018
Operating activities	$246.7	$(75.7)
Investing activities	(447.2)	79.1
Financing activities	220.9	1,344.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.2)
Net change in cash	$20.2	$1,345.2

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
Net cash provided by (used in) operating activities was $246.7 million for First Quarter 2019 compared to $(75.7) million for First Quarter 2018. The increase in net cash provided by operating activities was primarily due to a decrease in claim payments for reportable catastrophes. Additionally, First Quarter 2018 included a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business in the prior year.
Net cash (used in) provided by investing activities was $(447.2) million for First Quarter 2019 compared to $79.1 million for First Quarter 2018. The increase in net cash used in investing activities was primarily due to the ongoing management of our investment portfolio. Also contributing to the increase in cash used in investing activities were higher purchases of senior secured leveraged loans from consolidated investment entities due additional CLO structures. See Note 8 to Consolidated Financial Statements, included elsewhere in this Report, for additional information.
Net cash provided by financing activities was $220.9 million for First Quarter 2019 compared to $1.34 billion for First Quarter 2018. The decrease in net cash provided by financing activities was primarily due to acquisition related financing obtained in First Quarter 2018 in anticipation of the acquisition of TWG. Net proceeds from the issuance of debt and preferred stock in First Quarter 2018 were $1.29 billion and $276.4 million, respectively. The decrease in net cash provided by financing activities was partially offset by a $133.6 million increase in cash provided by our consolidated investment entities, net of any repayments of borrowings to short-term warehouse facilities, primarily related to a CLO structure launched during First Quarter 2019.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Interest paid on debt	$50.4	$24.0
Common stock dividends	37.4	29.7
Preferred stock dividends	4.7	—
Total	$92.5	$53.7
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $12.3 million and $13.2 million of letters of credit outstanding as of March 31, 2019 and December 31, 2018, respectively.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2018 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2019, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2019, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
On May 31, 2018, we completed our acquisition of TWG. During the three months ended March 31, 2019, we continued to integrate TWG into our internal control environment. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. Although we cannot predict the outcome of any litigation or regulatory examinations, investigations or inquiries, it is possible that the outcome of such matters could have a material adverse effect on our consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that pending matters are likely to have a material adverse effect, individually or in the aggregate, on our financial condition. For additional information on certain legal and regulatory matters in which we are or have been involved, see Note 17 to the Consolidated Financial Statements included elsewhere in this Report.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2018 Annual Report. There have been no material changes during First Quarter 2019 to the risk factors disclosed in the 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(Dollar amounts in millions, except number of shares and per share amounts)
Period in 2019	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 - 31	189,230	$93.43	189,230	$743.5
February 1 - 28	152,000	98.39	152,000	728.5
March 1 - 31	184,449	97.07	184,449	710.6
Total	525,679	$96.14	525,679	$710.6

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

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective as of March 16, 2019.*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective as of March 16, 2019.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Management contract or compensatory plans

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

ASSURANT, INC.

By:	/s/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	President, Chief Executive Officer and Director

By:	/s/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Title:	Executive Vice President and Chief Financial Officer