Form 10-Q
period 2019-06-30
ASSURANT INC
filed 2019-08-08
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding at August 2, 2019 was 61,130,900.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $11,107.7 and $10,834.0 at June 30, 2019 and December 31, 2018, respectively)	$12,228.8	$11,257.1
Equity securities at fair value	392.2	378.8
Commercial mortgage loans on real estate, at amortized cost	783.1	759.6
Short-term investments	357.5	373.2
Other investments	668.1	635.2
Total investments	14,429.7	13,403.9
Cash and cash equivalents	1,490.4	1,254.0
Premiums and accounts receivable, net	1,745.7	1,643.5
Reinsurance recoverables	9,162.6	9,166.0
Accrued investment income	126.9	125.5
Deferred acquisition costs	5,767.6	5,103.0
Property and equipment, at cost less accumulated depreciation	419.2	392.5
Goodwill	2,338.0	2,321.8
Value of business acquired	2,554.7	3,157.8
Other intangible assets, net	564.1	622.4
Other assets	622.6	603.8
Assets held in separate accounts	1,831.3	1,609.7
Assets of consolidated investment entities (1)	2,086.7	1,685.4
Total assets	$43,139.5	$41,089.3
Liabilities
Future policy benefits and expenses	$9,445.9	$9,240.9
Unearned premiums	15,934.6	15,648.0
Claims and benefits payable	2,722.2	2,813.7
Commissions payable	447.8	338.6
Reinsurance balances payable	321.8	330.9
Funds held under reinsurance	308.0	272.0
Accounts payable and other liabilities	2,598.5	2,240.5
Debt	2,007.3	2,006.0
Liabilities related to separate accounts	1,831.3	1,609.7
Liabilities of consolidated investment entities (1)	1,761.8	1,455.1
Total liabilities	37,379.2	35,955.4
Commitments and contingencies (Note 17)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,489,702 and 161,153,454 shares issued and 61,207,965 and 61,908,979 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1.6	1.6
Additional paid-in capital	4,509.2	4,495.6
Retained earnings	5,980.9	5,759.7
Accumulated other comprehensive income (loss)	328.7	(155.4)
Treasury stock, at cost; 100,259,737 and 99,244,475 shares at June 30, 2019 and December 31, 2018, respectively	(5,093.1)	(4,992.4)
Total Assurant, Inc. stockholders’ equity	5,730.2	5,112.0
Non-controlling interests	30.1	21.9
Total equity	5,760.3	5,133.9
Total liabilities and equity	$43,139.5	$41,089.3

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of June 30, 2019 and December 31, 2018.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(in millions)
Assets
Cash and cash equivalents	$84.8	$62.6
Investments, at fair value	1,977.1	1,576.2
Other receivables	24.8	46.6
Total assets	$2,086.7	$1,685.4
Liabilities
Collateralized loan obligation notes, at fair value	1,616.5	1,316.7
Other liabilities	145.3	138.4
Total liabilities	$1,761.8	$1,455.1

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,032.7	$1,338.3	$3,937.1	$2,463.2
Fees and other income	336.1	354.2	664.4	718.7
Net investment income	154.2	135.6	320.5	265.8
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	18.4	(11.4)	47.5	(10.9)
Other-than-temporary impairment losses recognized in earnings	(0.6)	—	(0.9)	—
Amortization of deferred gains on disposal of businesses	4.7	15.0	12.5	33.5
Total revenues	2,545.5	1,831.7	4,981.1	3,470.3
Benefits, losses and expenses
Policyholder benefits	687.0	490.6	1,301.7	905.2
Amortization of deferred acquisition costs and value of business acquired	815.8	463.2	1,593.1	809.6
Underwriting, general and administrative expenses	832.9	773.6	1,633.0	1,493.2
Interest expense	26.5	26.0	53.0	47.5
Total benefits, losses and expenses	2,362.2	1,753.4	4,580.8	3,255.5
Income before provision for income taxes	183.3	78.3	400.3	214.8
Provision for income taxes	40.7	11.3	89.1	41.8
Net income	142.6	67.0	311.2	173.0
Less: Net loss (income) attributable to non-controlling interests	1.5	—	(1.4)	—
Net income attributable to stockholders	144.1	67.0	309.8	173.0
Less: Preferred stock dividends	(4.6)	(4.8)	(9.3)	(4.8)
Net income attributable to common stockholders	$139.5	$62.2	$300.5	$168.2

Earnings Per Common Share
Basic	$2.24	$1.09	$4.82	$3.05
Diluted	$2.21	$1.09	$4.73	$3.02
Share Data
Weighted average common shares outstanding used in basic per common share calculations	62,222,090	57,060,313	62,407,429	55,125,584
Plus: Dilutive securities	3,066,357	204,095	3,153,501	2,147,844
Weighted average common shares used in diluted per common share calculations	65,288,447	57,264,408	65,560,930	57,273,428
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$142.6	$67.0	$311.2	$173.0
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(60.0), $28.2, $(129.0) and $76.0 for the three and six months ended June 30, 2019 and 2018, respectively	228.5	(105.9)	477.4	(281.1)
Change in unrealized gains on derivative transactions, net of taxes of $0.1, $0.2, $0.3 and $(5.4) for the three and six months ended June 30, 2019 and 2018, respectively	(2.9)	(0.2)	(3.2)	20.9
Change in other-than-temporary impairment losses, net of taxes of $(0.2), $0.4, $(0.1) and $1.3 for the three and six months ended June 30, 2019 and 2018, respectively	0.7	(1.4)	0.5	(4.9)
Change in foreign currency translation, net of taxes of $(0.8), $1.0, $(1.4) and $1.5 for the three and six months ended June 30, 2019 and 2018, respectively	(1.2)	(83.1)	9.0	(73.9)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.1), $(0.3), $(0.1) and $(0.3) for the three and six months ended June 30, 2019 and 2018, respectively	0.2	1.0	0.4	1.0
Total other comprehensive income (loss)	225.3	(189.6)	484.1	(338.0)
Total comprehensive income (loss)	367.9	(122.6)	795.3	(165.0)
Less: Comprehensive loss (income) attributable to non-controlling interests	1.5	—	(1.4)	—
Total comprehensive income (loss) attributable to stockholders	$369.4	$(122.6)	$793.9	$(165.0)
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at March 31, 2019	$2.9	$1.6	$4,496.0	$5,879.7	$103.4	$(5,043.0)	$31.1	$5,471.7
Stock plan exercises	—	—	(1.0)	—	—	—	—	(1.0)
Stock plan compensation expense	—	—	14.2	—	—	—	—	14.2
Common stock dividends ($0.60 per share)	—	—	—	(38.3)	—	—	—	(38.3)
Acquisition of common stock	—	—	—	—	—	(50.1)	—	(50.1)
Net income	—	—	—	144.1	—	—	(1.5)	142.6
Preferred stock dividends ($1.63 per share)	—	—	—	(4.6)	—	—	—	(4.6)
Change in equity of non-controlling interests	—	—	—	—	—	—	0.5	0.5
Other comprehensive income	—	—	—	—	225.3	—	—	225.3
Balance at June 30, 2019	$2.9	$1.6	$4,509.2	$5,980.9	$328.7	$(5,093.1)	$30.1	$5,760.3

	Three Months Ended June 30, 2018
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at March 31, 2018	$2.9	$1.5	$3,478.8	$5,815.0	$51.7	$(4,860.1)	$11.2	$4,501.0
Stock plan exercises	—	—	(6.6)	—	—	—	—	(6.6)
Stock plan compensation expense	—	—	12.1	—	—	—	—	12.1
Common stock dividends ($0.56 per share)	—	—	—	(30.9)	—	—	—	(30.9)
Net income	—	—	—	67.0	—	—	—	67.0
Issuance of common stock	—	0.1	975.4	—	—	—	—	975.5
Preferred stock dividends ($1.68 per share)	—	—	—	(4.8)	—	—	—	(4.8)
Change in equity of non-controlling interests	—	—	—	—	—	—	9.2	9.2
Other comprehensive loss	—	—	—	—	(189.6)	—	—	(189.6)
Balance at June 30, 2018	$2.9	$1.6	$4,459.7	$5,846.3	$(137.9)	$(4,860.1)	$20.4	$5,332.9

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	(12.1)	—	—	—	—	(12.1)
Stock plan compensation expense	—	—	25.7	—	—	—	—	25.7
Common stock dividends ($1.20 per share)	—	—	—	(75.7)	—	—	—	(75.7)
Acquisition of common stock	—	—	—	—	—	(100.7)	—	(100.7)
Net income	—	—	—	309.8	—	—	1.4	311.2
Preferred stock dividends ($3.25 per share)	—	—	—	(9.3)	—	—	—	(9.3)
Change in equity of non-controlling interests	—	—	—	(3.6)	—	—	6.8	3.2
Other comprehensive income	—	—	—	—	484.1	—	—	484.1
Balance at June 30, 2019	$2.9	$1.6	$4,509.2	$5,980.9	$328.7	$(5,093.1)	$30.1	$5,760.3

	Six Months Ended June 30, 2018
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2017	$—	$1.5	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes	—	—	—	41.4	(33.9)	—	—	7.5
Stock plan exercises	—	—	(8.8)	—	—	—	—	(8.8)
Stock plan compensation expense	—	—	21.7	—	—	—	—	21.7
Common stock dividends ($1.12 per share)	—	—	—	(60.6)	—	—	—	(60.6)
Net income	—	—	—	173.0	—	—	—	173.0
Issuance of preferred stock	2.9	—	273.5	—	—	—	—	276.4
Issuance of common stock	—	0.1	975.4	—	—	—	—	975.5
Preferred stock dividends ($1.68 per share)	—	—	—	(4.8)	—	—	—	(4.8)
Change in equity of non-controlling interests	—	—	—	—	—	—	9.5	9.5
Other comprehensive loss	—	—	—	—	(338.0)	—	—	(338.0)
Balance at June 30, 2018	$2.9	$1.6	$4,459.7	$5,846.3	$(137.9)	$(4,860.1)	$20.4	$5,332.9

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
	(in millions)
Operating activities
Net income attributable to stockholders	$309.8	$173.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	53.6	24.7
Amortization of deferred gains on disposal of businesses	(12.5)	(33.5)
Depreciation and amortization	60.1	54.9
Net realized (gains) losses on investments	(46.6)	10.9
Loss on business classified as held for sale	—	34.4
Stock based compensation expense	25.7	21.7
Other intangible asset impairment	14.6	—
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	501.0	(434.0)
Change in premiums and accounts receivable	(99.4)	(39.6)
Change in reinsurance recoverable	85.1	644.8
Change in reinsurance balance payable	(12.7)	(3.4)
Change in funds withheld under reinsurance	34.4	(31.2)
Change in deferred acquisition costs and value of business acquired	(438.6)	(206.1)
Change in accounts payable	194.3	(285.1)
Change in other assets and other liabilities	12.7	103.4
Change in taxes payable	30.1	103.2
Other	14.1	34.2
Net cash provided by operating activities	725.7	172.3
Investing activities
Sales of:
Fixed maturity securities available for sale	1,262.3	1,465.8
Equity securities	52.5	57.2
Other invested assets	22.1	35.6
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	295.9	377.1
Commercial mortgage loans on real estate	32.2	78.3
Purchases of:
Fixed maturity securities available for sale	(1,731.7)	(1,646.8)
Equity securities	(43.8)	(39.4)
Commercial mortgage loans on real estate	(52.3)	(131.6)
Other invested assets	(24.9)	(19.7)
Property and equipment and other	(57.8)	(38.1)
Subsidiaries, net of cash transferred	—	(1,213.5)
Consolidated investment entities (1):
Purchases of investments	(874.0)	(828.3)
Sale of investments	488.5	294.8
Change in short-term investments	18.9	94.9
Other	2.5	(1.1)
Net cash used in investing activities	(609.6)	(1,514.8)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2019 and 2018

Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (2)	—	276.4
Issuance of debt, net of issuance costs (3)	—	1,286.1
Repayment of debt (3)	—	(350.0)
Issuance of collateralized loan obligation notes (1)	416.4	404.9
Issuance of debt for consolidated investment entities (1)	189.1	385.4
Repayment of debt for consolidated investment entities (1)	(318.1)	(296.3)
Acquisition of common stock	(98.5)	(6.9)
Common stock dividends paid	(75.7)	(60.6)
Preferred stock dividends paid	(9.3)	(4.8)
Withholding on stock based compensation	14.7	6.1
Non-controlling interest	—	7.7
Other	—	(3.5)
Net cash provided by financing activities	118.6	1,644.5
Effect of exchange rate changes on cash and cash equivalents	1.7	(22.8)
Cash included in business classified as held for sale	—	(22.3)
Change in cash and cash equivalents	236.4	256.9
Cash and cash equivalents at beginning of period	1,254.0	996.8
Cash and cash equivalents at end of period	$1,490.4	$1,253.7

(1)	Relates to cash flows from our variable interest entities. Refer to Note 8 for further information.

(2)	Refer to Note 14 for additional information.

(3)	Refer to Note 11 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of risk management solutions in the housing and lifestyle markets, protecting where people live and the goods they buy. The Company operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Housing, Global Lifestyle and Global Preneed. The Company partners with clients who are leaders in their industries to provide consumers a diverse range of protection products and services. Through its Global Housing segment, the Company provides lender-placed homeowners insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); manufactured housing and flood insurance and other specialty products (referred to as “Specialty and Other”). Through its Global Lifestyle segment, the Company provides mobile device protection products and related services and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance (referred to as “Global Financial Services and Other”). Through its Global Preneed segment, the Company provides pre-funded funeral insurance and annuity products.
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
The interim financial data as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

3. Recent Accounting Pronouncements
Adopted
Lease accounting: On January 1, 2019, the Company adopted the new lease guidance on a modified retrospective basis and therefore did not restate comparative periods. The new guidance requires that entities recognize assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The Company and its subsidiaries lease office space and equipment under operating lease arrangements for which the Company is the lessee. Therefore, the primary change at the time of adoption involved the recognition of right-of-use assets and lease liabilities related to operating leases with terms in excess of 12 months in which the Company is the lessee. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the carryforward of 1) historical lease classifications, 2) the prior assessment of whether a contract is or contains a lease, and 3) initial direct costs for any leases that existed prior to adoption. As of January 1, 2019, the new lease liability and right-of-use asset was $85.3 million and $78.0 million, respectively. Deferred rent liability of $7.3 million, which was required under the previous guidance, was reversed. There was an immaterial impact on equity upon adoption.
As of June 30, 2019, the lease liability and right-of-use asset was $84.7 million and $76.7 million, respectively. These balances are included in accounts payable and other liabilities and other assets, respectively, in the consolidated balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

For the three and six months ended June 30, 2019, the operating lease cost recognized for leases with terms in excess of 12 months was $5.6 million and $11.4 million, respectively, and related cash outflows reducing the lease liability was $5.5 million and $10.6 million, respectively. At June 30, 2019, the weighted average remaining lease term and discount rate was 6.7 years and 4.5%, respectively.
Not Yet Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses will be measured in a manner similar to current accounting requirements; however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company expects to adopt the amended guidance on its effective date of January 1, 2020. The Company is evaluating the requirements of this amended guidance and the potential impact on the Company’s financial position and results of operations. While the Company expects an increase in its allowances for credit losses related to financial assets within scope of the standard, principally reinsurance receivables and commercial mortgage loans on real estate, the amount of the allowance will be dependent on the asset composition and economic conditions at that time of adoption.
Financial Instruments—Credit Losses: Targeted Transition Relief: In May 2019, the FASB issued guidance which provides transition relief for entities adopting CECL. The transition relief will allow companies to irrevocably elect, upon adoption of CECL, the fair value option on financial instruments that were previously measured at amortized cost basis. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis.
The effective date of the guidance will be the same as the effective date for CECL. An entity may early adopt the guidance in any interim period after its issuance if the entity has adopted CECL. The transition amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in CECL. The Company is evaluating the cost and benefit of the transition relief from this guidance in its overall adoption of the guidance under CECL and the potential impact on the Company’s financial position and results of operations.
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
Targeted improvements to the accounting for long-duration contracts: In August 2018, the FASB issued guidance that provides targeted improvements to the accounting for long-duration contracts. The guidance includes the following primary changes: assumptions supporting benefit reserves will no longer be locked-in but must be updated at least annually with the impact of changes to the liability reflected in earnings (except for discount rates); the discount rate assumptions will be based on an upper-medium grade (low credit risk) fixed-income instrument yield instead of the earnings rate of invested assets; the discount rate must be evaluated at each reporting date and the impact of changes to the liability estimate as a result of updating the discount rate assumption is required to be recognized in other comprehensive income; the provision for adverse deviation is eliminated; and premium deficiency testing is eliminated. Other noteworthy changes include the following: differing models for amortizing deferred acquisition costs will become uniform for all long-duration contracts based on a constant rate over the expected term of the related in-force contracts; all market risk benefits associated with deposit contracts must be reported at fair

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

value with changes reflected in income except for changes related to credit risk which will be recognized in other comprehensive income; and disclosures will be expanded to include disaggregated roll forwards of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
For public business entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions. In July 2019, the FASB voted for a proposal to extend the effective date of this guidance. If adopted, the proposal would extend the effective date for public business entities that are SEC filers to fiscal years beginning after December 15, 2021 (with early adoption permitted).
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in runoff). The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.

4. Acquisitions
TWG Acquisition
On May 31, 2018 (the “Acquisition Date”), the Company acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”) for total consideration of $2.47 billion. This amount included $894.9 million in cash, the repayment of TWG’s $595.9 million pre-existing debt and issuance of $975.5 million of Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital and certain of its affiliates (“TPG”), received a total of 10.4 million shares of Assurant, Inc. common stock. In March 2019, TPG sold all remaining shares of common stock held by certain of its affiliates in an underwritten secondary public offering. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances.
Fair Value of Net Assets Acquired and Liabilities Assumed
The initial accounting for the net assets acquired and liabilities assumed included certain provisional amounts recorded as of June 30, 2018 (the end of the reporting period in which the acquisition occurred). During the measurement period (which included the period from June 1, 2018 to May 31, 2019), the Company adjusted the provisional amounts to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, which, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments impacted certain identifiable assets acquired and liabilities assumed, resulting in a net increase to total identifiable net assets acquired and a corresponding decrease in goodwill of $25.7 million. The adjustments to income that would have been recognized in previous periods if the measurement period adjustments had been completed as of the Acquisition Date were immaterial.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Assets acquired and (liabilities) assumed

Fixed maturity securities available for sale	$2,268.8
Equity securities	49.4
Short-term investments	165.5
Other investments	100.9
Cash and cash equivalents	380.1
Premiums and accounts receivable, net	286.2
Reinsurance recoverables	1,908.7
Accrued investment income	31.6
Property and equipment	15.4
Value of business acquired	3,973.0
Other intangible assets	459.7
Other assets	200.0
Unearned premiums and contract fees	(7,512.6)
Claims and benefits payable	(419.9)
Commissions payable	(106.8)
Reinsurance balances payable	(186.1)
Funds held under reinsurance	(202.2)
Accounts payable and other liabilities	(381.7)
Non-controlling interest	(1.8)
Total identifiable net assets acquired	1,028.2
Goodwill	1,438.1
Total acquisition consideration	$2,466.3

Total goodwill of $1.44 billion is mainly attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes.
VOBA and Other Intangible Assets
The following table shows the purchase price allocation to value of business acquired (“VOBA”) and other intangible assets, including the effect of measurement period adjustments to provisional estimates as described above.

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
Total amortization of VOBA related to TWG for the three months ended June 30, 2019 and 2018 was $294.0 million and $34.2 million, respectively, and for the six months ended June 30, 2019 and 2018 was $592.4 million and $34.2 million,

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

respectively. Total amortization of other intangible assets related to TWG for the three months ended June 30, 2019 and 2018 was $4.6 million and $1.4 million, respectively, and for the six months ended June 30, 2019 and 2018 was $9.1 million and $1.4 million, respectively. At June 30, 2019, the estimated amortization of VOBA and other intangible assets with finite lives related to TWG for the remainder of 2019, the next five years and thereafter is as follows:

Period	VOBA	Other Intangible Assets (with Finite Lives)
July 1 - December 31, 2019	$503.9	$9.5
2020	812.7	26.1
2021	570.6	31.0
2022	350.8	34.9
2023	203.7	36.2
2024	91.7	36.6
Thereafter	7.5	254.1
Total	$2,540.9	$428.4

Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs include advisory, legal, accounting, valuation and other professional or consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $40.4 million. There were no significant transactions costs for the three and six months ended June 30, 2019. Transaction costs included in the three and six months ended June 30, 2018 were $24.8 million and $30.0 million, respectively. Transaction costs were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG’s operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting. Integration costs incurred to date in connection with the acquisition of TWG totaled $47.1 million, including $6.2 million and $10.5 million for the three months ended June 30, 2019 and 2018, respectively, and $16.6 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.

5. Segment Information
As of June 30, 2019, the Company had four reportable segments, which are defined based on the manner in which our chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and align to the nature of the products and services offered:

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company’s frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of businesses through reinsurance agreements, expenses related to the acquisition of TWG, foreign currency gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses and other unusual or infrequent items. Additionally, the Corporate and Other segment includes amounts related to the runoff of the Assurant Health business.

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2019

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$471.8	$1,545.5	$15.4	$—	$2,032.7
Fees and other income	38.3	263.6	34.2	—	336.1
Net investment income	18.8	56.5	70.6	8.3	154.2
Net realized gains on investments	—	—	—	17.8	17.8
Amortization of deferred gains on disposal of businesses	—	—	—	4.7	4.7
Total revenues	528.9	1,865.6	120.2	30.8	2,545.5
Benefits, losses and expenses
Policyholder benefits	207.8	412.9	66.2	0.1	687.0
Amortization of deferred acquisition costs and value of business acquired	57.5	740.7	17.6	—	815.8
Underwriting, general and administrative expenses (1)	173.3	570.2	14.7	74.7	832.9
Interest expense	—	—	—	26.5	26.5
Total benefits, losses and expenses	438.6	1,723.8	98.5	101.3	2,362.2
Segment income (loss) before provision (benefit) for income tax	90.3	141.8	21.7	(70.5)	183.3
Provision (benefit) for income taxes	18.8	32.5	4.8	(15.4)	40.7
Segment income (loss) after taxes	71.5	109.3	16.9	(55.1)	142.6
Less: Net loss attributable to non-controlling interests	—	—	—	1.5	1.5
Net income (loss) attributable to stockholders	71.5	109.3	16.9	(53.6)	144.1
Less: Preferred stock dividends	—	—	—	(4.6)	(4.6)
Net income (loss) attributable to common stockholders	$71.5	$109.3	$16.9	$(58.2)	$139.5
	As of June 30, 2019

Segment assets:	$4,029.6	$22,113.9	$7,264.6	$9,731.4	$43,139.5

(1)
Corporate and Other includes a $14.6 million impairment of certain intangible assets from the acquisition of Green Tree Insurance Agency (“Green Tree”) as a result of recent developments related to the financial status of a business partner providing new and renewal business to Green Tree.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2018

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$449.7	$874.3	$14.2	$0.1	$1,338.3
Fees and other income	92.8	227.9	32.7	0.8	354.2
Net investment income	15.9	36.6	67.9	15.2	135.6
Net realized losses on investments	—	—	—	(11.4)	(11.4)
Amortization of deferred gains on disposal of businesses	—	—	—	15.0	15.0
Total revenues	558.4	1,138.8	114.8	19.7	1,831.7
Benefits, losses and expenses
Policyholder benefits	187.2	239.3	65.0	(0.9)	490.6
Amortization of deferred acquisition costs and value of business acquired	50.4	395.6	17.2	—	463.2
Underwriting, general and administrative expenses	229.3	419.6	13.8	110.9	773.6
Interest expense	—	—	—	26.0	26.0
Total benefits, losses and expenses	466.9	1,054.5	96.0	136.0	1,753.4
Segment income (loss) before provision (benefit) for income tax	91.5	84.3	18.8	(116.3)	78.3
Provision (benefit) for income taxes	18.9	16.2	4.1	(27.9)	11.3
Segment income (loss) after taxes	72.6	68.1	14.7	(88.4)	67.0
Less: Preferred stock dividends	—	—	—	(4.8)	(4.8)
Net income (loss) attributable to common stockholders	$72.6	$68.1	$14.7	$(93.2)	$62.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2019

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$931.9	$2,974.0	$31.2	$—	$3,937.1
Fees and other income	78.2	516.7	67.5	2.0	664.4
Net investment income	44.2	115.4	139.7	21.2	320.5
Net realized gains on investments	—	—	—	46.6	46.6
Amortization of deferred gains on disposal of businesses	—	—	—	12.5	12.5
Total revenues	1,054.3	3,606.1	238.4	82.3	4,981.1
Benefits, losses and expenses
Policyholder benefits	406.7	760.1	134.8	0.1	1,301.7
Amortization of deferred acquisition costs and value of business acquired	111.4	1,446.5	35.2	—	1,593.1
Underwriting, general and administrative expenses (1)	354.0	1,126.0	31.6	121.4	1,633.0
Interest expense	—	—	—	53.0	53.0
Total benefits, losses and expenses	872.1	3,332.6	201.6	174.5	4,580.8
Segment income (loss) before provision (benefit) for income tax	182.2	273.5	36.8	(92.2)	400.3
Provision (benefit) for income taxes	38.0	63.6	8.1	(20.6)	89.1
Segment income (loss) after taxes	144.2	209.9	28.7	(71.6)	311.2
Less: Net income attributable to non-controlling interests	—	—	—	(1.4)	(1.4)
Net income (loss) attributable to stockholders	144.2	209.9	28.7	(73.0)	309.8
Less: Preferred stock dividends	—	—	—	(9.3)	(9.3)
Net income (loss) attributable to common stockholders	$144.2	$209.9	$28.7	$(82.3)	$300.5

(1)
Corporate and Other includes a $14.6 million impairment of certain intangible assets from the acquisition of Green Tree as a result of recent developments related to the financial status of a business partner providing new and renewal business to Green Tree.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2018

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$886.1	$1,547.9	$28.8	$0.4	$2,463.2
Fees and other income	179.5	472.8	64.3	2.1	718.7
Net investment income	36.1	68.7	133.7	27.3	265.8
Net realized losses on investments	—	—	—	(10.9)	(10.9)
Amortization of deferred gains on disposal of businesses	—	—	—	33.5	33.5
Total revenues	1,101.7	2,089.4	226.8	52.4	3,470.3
Benefits, losses and expenses
Policyholder benefits	356.3	420.9	131.7	(3.7)	905.2
Amortization of deferred acquisition costs and value of business acquired	100.0	675.9	33.7	—	809.6
Underwriting, general and administrative expenses	464.2	835.4	30.0	163.6	1,493.2
Interest expense	—	—	—	47.5	47.5
Total benefits, losses and expenses	920.5	1,932.2	195.4	207.4	3,255.5
Segment income (loss) before provision (benefit) for income tax	181.2	157.2	31.4	(155.0)	214.8
Provision (benefit) for income taxes	37.4	33.3	6.9	(35.8)	41.8
Segment income (loss) after taxes	143.8	123.9	24.5	(119.2)	173.0
Less: Preferred stock dividends	—	—	—	(4.8)	(4.8)
Net income (loss) attributable to common stockholders	$143.8	$123.9	$24.5	$(124.0)	$168.2

6. Contract Revenues
The Company partners with clients to provide consumers a diverse range of protection products and services. The Company’s revenues from protection products are accounted for as insurance contracts and are recognized over the term of the insurance protection provided. Revenue from service contracts and sales of products are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $27.4 million and $84.2 million for Global Housing and $218.2 million and $151.2 million for Global Lifestyle for the three months ended June 30, 2019 and 2018, respectively. The disaggregated revenues included in fees and other income on the consolidated statement of operations are $57.6 million and $160.3 million for Global Housing and $425.8 million and $324.8 million for Global Lifestyle for the six months ended June 30, 2019 and 2018, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Global Housing
In the Company’s Global Housing segment, revenues from service contracts and sales of products are primarily from the Company’s Lender-placed Insurance business. Under the Company’s Lender-placed Insurance business, the Company provides loan and claim payment tracking services for lenders. Until the sale of the Mortgage Solutions business on August 1, 2018, the Company previously offered valuation and title services and products across the origination, home equity and default markets, as well as field services, inspection services, restoration and real estate owned asset management services to mortgage servicing clients and investors. The Company generally invoices its customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
Global Lifestyle
In the Company’s Global Lifestyle segment, revenues from service contracts and sales of products are primarily from the Company’s Connected Living business. Through partnerships with mobile carriers, the Company provides administrative services related to its mobile device protection products including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
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
Contract Balances
The receivables and unearned revenue under these contracts were $175.0 million and $93.4 million, respectively, as of June 30, 2019, and $183.7 million and $88.7 million, respectively, as of December 31, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three and six months ended June 30, 2019 that was included in unearned revenue as of December 31, 2018 was $14.6 million and $30.2 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2019 and December 31, 2018, the Company has approximately $31.0 million and $29.0 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within AOCI of the Company’s fixed maturity securities as of the dates indicated:

	June 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$225.0	$6.1	$(0.1)	$231.0	$—
States, municipalities and political subdivisions	236.4	26.2	—	262.6	—
Foreign governments	878.7	102.5	(0.1)	981.1	—
Asset-backed	517.1	1.5	(2.2)	516.4	—
Commercial mortgage-backed	222.8	10.4	(0.8)	232.4	—
Residential mortgage-backed	1,212.5	52.0	(2.1)	1,262.4	4.2
U.S. corporate	5,684.6	690.1	(3.7)	6,371.0	15.5
Foreign corporate	2,130.6	242.1	(0.8)	2,371.9	—
Total fixed maturity securities	$11,107.7	$1,130.9	$(9.8)	$12,228.8	$19.7

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$381.4	$4.4	$(1.2)	$384.6	$—
States, municipalities and political subdivisions	238.9	17.6	(0.3)	256.2	—
Foreign governments	856.3	58.8	(3.0)	912.1	—
Asset-backed	513.6	0.5	(9.6)	504.5	—
Commercial mortgage-backed	79.1	2.2	(1.6)	79.7	—
Residential mortgage-backed	1,399.1	21.5	(14.8)	1,405.8	5.0
U.S. corporate	5,337.0	315.7	(59.7)	5,593.0	14.1
Foreign corporate	2,028.6	110.7	(18.1)	2,121.2	—
Total fixed maturity securities	$10,834.0	$531.4	$(108.3)	$11,257.1	$19.1

(1)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% and 0.4% of the overall investment portfolio as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $59.2 million and $58.4 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2019 and December 31, 2018, revenue bonds accounted for 56% of the holdings. Excluding pre-refunded bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of June 30, 2019, approximately 57%, 18%, 6% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil, Mexico, and the United Kingdom, respectively. As of December 31, 2018, approximately 55%, 18% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. No other country represented more than 4% and 6% of the Company’s foreign government securities as of June 30, 2019 and December 31, 2018, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $809.4 million with a net unrealized gain of $69.1 million as of June 30, 2019 and $800.9 million with a net unrealized gain of $27.7 million as of December 31, 2018. Approximately 27% of the corporate fixed maturity European exposure was held in the financial industry as of June 30, 2019 and December 31, 2018. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company’s corporate fixed maturity securities as of June 30, 2019 and December 31, 2018, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$330.5	$332.6
Due after one year through five years	2,553.4	2,638.1
Due after five years through ten years	2,478.9	2,673.6
Due after ten years	3,792.5	4,573.3
Total	9,155.3	10,217.6
Asset-backed	517.1	516.4
Commercial mortgage-backed	222.8	232.4
Residential mortgage-backed	1,212.5	1,262.4
Total	$11,107.7	$12,228.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$8.0	$(7.6)	$7.7	$(10.2)
Equity securities (1)	7.0	(5.9)	36.9	(3.7)
Other investments	5.2	1.2	5.1	2.5
Consolidated investment entities (2)	(1.8)	0.9	(2.2)	0.5
Total net realized gains (losses) related to sales and other	18.4	(11.4)	47.5	(10.9)
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(0.6)	—	(0.9)	—
Total net realized gains (losses)	$17.8	$(11.4)	$46.6	$(10.9)

(1)
Six months ended June 30, 2019 and 2018 includes $10.4 million and $7.8 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative. There were no changes in fair value recorded on equity investments holdings accounted for under the measurement alternative for the three months ended June 30, 2019 and 2018.

(2)	Consists of net realized gains (losses) from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”). Refer to Note 8 for additional information.
The following table sets forth the portion of unrealized gains (losses) related to equity securities during the three and six months ended March 31, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized on equity securities	$7.0	$(5.9)	$36.9	$(3.7)
Less: Net realized gains (losses) related to sales of equity securities	0.1	2.3	(0.9)	3.7
Total net unrealized gains (losses) on equity securities held	$6.9	$(8.2)	$37.8	$(7.4)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$—	$—	$46.0	$(0.1)	$46.0	$(0.1)
Foreign governments	49.7	(0.1)	—	—	49.7	(0.1)
Asset-backed	206.5	(1.9)	23.5	(0.3)	230.0	(2.2)
Commercial mortgage-backed	1.8	(0.1)	18.3	(0.7)	20.1	(0.8)
Residential mortgage-backed	11.5	(0.1)	148.6	(2.0)	160.1	(2.1)
U.S. corporate	64.2	(1.6)	62.3	(2.1)	126.5	(3.7)
Foreign corporate	32.5	(0.4)	22.3	(0.4)	54.8	(0.8)
Total fixed maturity securities	$366.2	$(4.2)	$321.0	$(5.6)	$687.2	$(9.8)

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$11.2	$(0.1)	$89.5	$(1.1)	$100.7	$(1.2)
States, municipalities and political subdivisions	31.5	(0.1)	3.1	(0.2)	34.6	(0.3)
Foreign governments	136.4	(2.8)	9.2	(0.2)	145.6	(3.0)
Asset-backed	370.6	(9.6)	—	—	370.6	(9.6)
Commercial mortgage-backed	29.4	(0.7)	12.4	(0.9)	41.8	(1.6)
Residential mortgage-backed	378.2	(3.7)	309.6	(11.1)	687.8	(14.8)
U.S. corporate	1,860.4	(49.5)	173.1	(10.2)	2,033.5	(59.7)
Foreign corporate	706.6	(12.9)	149.5	(5.2)	856.1	(18.1)
Total fixed maturity securities	$3,524.3	$(79.4)	$746.4	$(28.9)	$4,270.7	$(108.3)

Total gross unrealized losses represented approximately 1% and 3% of the aggregate fair value of the related securities as of June 30, 2019 and December 31, 2018, respectively. Approximately 43% and 73% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2019 and December 31, 2018, respectively. The total gross unrealized losses are comprised of 332 and 2,642 individual securities as of June 30, 2019 and December 31, 2018, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of June 30, 2019 and December 31, 2018.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of June 30, 2019, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.4 million as of June 30, 2019 and from $0.1 million to $12.5 million as of December 31, 2018.

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
Consolidated VIEs
One of the Company’s subsidiaries is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser. The subsidiary (or one of its affiliates) manages and invests in CLOs and real estate funds and may conduct other forms of investment activities. The Company has determined that the CLOs and real estate funds are VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its role as collateral manager, which gives it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entities, which exposes it to losses and the right to receive benefits that could potentially be significant to the entities.
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
As of June 30, 2019, the Company and its subsidiaries held a range of 43.8% to 100.0% of the most subordinated debt tranches of four CLO entities and 5.0% of senior debt tranches in one CLO entity, which represents a range of 6.0% to 8.8% overall ownership in each of the CLO entities. As of June 30, 2019, a fifth CLO structure was funded with $73.0 million in contributions from the Company’s wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $90.1 million and $55.2 million in subordinated debt tranches and $21.2 million and $21.0 million in senior debt tranches as of June 30, 2019 and December 31, 2018, respectively.
Real Estate Funds: The Company’s real estate fund investments are closed ended funds that include contributions from third party investors, which are recorded as non-controlling interests. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate funds, which includes the change in fair value of the Company’s investments in the real estate funds and investment management fees earned. During the six months ended June 30, 2019, the Company formed a second real estate fund capitalized with $15.4 million of contributions from the Company’s wholly owned subsidiaries. The Company has a majority investment in the real estate funds in the form of equity interests. The carrying value of the Company’s investment in the real estate funds was $116.2 million and $91.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company’s unfunded commitment in the real estate funds was $3.8 million as of June 30, 2019.
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

	June 30, 2019
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$84.8	$84.8	(1)	$—	$—
Corporate debt securities	1,838.9	—		1,838.9	—
Real estate funds	138.2	—		—	138.2
Total financial assets	$2,061.9	$84.8		$1,838.9	$138.2

Financial Liabilities
Collateralized loan obligation notes	$1,616.5	$—		$1,616.5	$—
Total financial liabilities	$1,616.5	$—		$1,616.5	$—

	December 31, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$62.6	$62.6	(1)	$—	$—
Corporate debt securities	1,464.2	—		1,464.2	—
Real estate funds	112.0	—		—	112.0
Total financial assets	$1,638.8	$62.6		$1,464.2	$112.0

Financial Liabilities
Collateralized loan obligation notes	$1,316.7	$—		$1,316.7	$—
Total financial liabilities	$1,316.7	$—		$1,316.7	$—

(1)	Amounts consist of money market funds.
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
Collateralized loan obligation notes: As the Company elected the measurement alternative, the carrying value of the CLO debt is equal to the fair value of the CLO assets. The CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets.
Level 3 Securities
Real estate funds: These assets are comprised of investments in limited partnerships whose underlying investments are real estate properties. The market, income and cost approach valuation techniques are used to calculate fair value as appropriate given the type of real estate property, as well as the use of independent external appraisals. Significant unobservable inputs, including capitalization rates, discount rates, market comparables, expense growth rates, leasing assumptions and replacement costs, are used as appropriate to calculate fair value.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$121.4	$86.8	$112.0	$84.7
Purchases	15.4	23.0	15.4	23.0
Sales	—	(6.8)	—	(6.8)
Total income (loss) included in retained earnings	1.4	(0.5)	10.8	1.6
Balance, end of period	$138.2	$102.5	$138.2	$102.5

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. The amounts presented below for short-term investments, other investments, cash equivalents, other receivables, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	June 30, 2019
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$231.0	$—		$231.0		$—
States, municipalities and political subdivisions	262.6	—		262.6		—
Foreign governments	981.1	0.5		980.6		—
Asset-backed	516.4	—		514.8		1.6
Commercial mortgage-backed	232.4	—		192.8		39.6
Residential mortgage-backed	1,262.4	—		1,258.6		3.8
U.S. corporate	6,371.0	—		6,359.7		11.3
Foreign corporate	2,371.9	—		2,320.8		51.1
Equity securities:
Mutual funds	44.2	44.2		—		—
Common stocks	18.8	18.1		0.7		—
Non-redeemable preferred stocks	329.2	—		327.0		2.2
Short-term investments	321.9	216.1	(2)	105.8		—
Other investments	235.0	70.6	(1)	163.9	(3)	0.5	(4)
Cash equivalents	607.8	604.0	(2)	3.8	(3)	—
Other receivables	5.0	—		—		5.0	(6)
Other assets	4.7	—		0.7	(5)	4.0	(5)
Assets held in separate accounts	1,799.1	1,621.4	(1)	177.7	(3)	—
Total financial assets	$15,594.5	$2,574.9		$12,900.5		$119.1

Financial Liabilities
Other liabilities	$123.9	$70.6	(1)	$0.2	(5)	$53.1	(6)
Liabilities related to separate accounts	1,799.1	1,621.4	(1)	177.7	(3)	—
Total financial liabilities	$1,923.0	$1,692.0		$177.9		$53.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2018
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$384.6	$—		$384.6		$—
States, municipalities and political subdivisions	256.2	—		256.2		—
Foreign governments	912.1	0.5		911.6		—
Asset-backed	504.5	—		504.5		—
Commercial mortgage-backed	79.7	—		40.8		38.9
Residential mortgage-backed	1,405.8	—		1,405.8		—
U.S. corporate	5,593.0	—		5,580.3		12.7
Foreign corporate	2,121.2	—		2,071.7		49.5
Equity securities:
Mutual funds	45.0	45.0		—		—
Common stocks	15.3	14.6		0.7		—
Non-redeemable preferred stocks	318.5	—		316.3		2.2
Short-term investments	336.0	188.9	(2)	147.1		—
Other investments	224.9	62.9	(1)	161.5	(3)	0.5	(4)
Cash equivalents	527.7	523.6	(2)	4.1	(3)	—
Other receivables	5.0	—		—		5.0	(6)
Other assets	2.6	—		—		2.6	(5)
Assets held in separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial assets	$14,307.8	$2,235.6		$11,960.8		$111.4

Financial Liabilities
Other liabilities	$104.8	$62.9	(1)	$0.7	(5)	$41.2	(6)
Liabilities related to separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial liabilities	$1,680.5	$1,463.0		$176.3		$41.2

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes other derivative assets and liabilities.

(6)	Primarily includes contingent consideration receivables/liabilities and derivative financial instruments.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	June 30, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$783.1	$811.6	$—	$—	$811.6
Other investments	139.2	139.2	31.3	—	107.9
Other assets	36.9	36.9	—	—	36.9
Total financial assets	$959.2	$987.7	$31.3	$—	$956.4
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$564.4	$568.9	$—	$—	$568.9
Funds withheld under reinsurance	308.0	308.0	308.0	—	—
Debt	2,007.3	2,169.3	—	2,169.3	—
Total financial liabilities	$2,879.7	$3,046.2	$308.0	$2,169.3	$568.9

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$759.6	$735.1	$—	$—	$735.1
Other investments	124.9	124.9	33.9	—	91.0
Other assets	43.0	43.0	—	—	43.0
Total financial assets	$927.5	$903.0	$33.9	$—	$869.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$570.6	$556.8	$—	$—	$556.8
Funds withheld under reinsurance	272.0	272.0	272.0	—	—
Debt	2,006.0	2,058.7	—	2,058.7	—
Total financial liabilities	$2,848.6	$2,887.5	$272.0	$2,058.7	$556.8

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength rating of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings for the Company’s four largest reinsurers associated with previously disposed businesses (consisting of Sun Life Assurance Company of Canada, John Hancock Life Insurance Company, Talcott Resolution Life and Annuity Insurance Company and Employers Reassurance Corporation (“ERAC”)) have not changed significantly since December 31, 2018, except for ERAC which was affirmed as B+ with a stable outlook and subsequently withdrawn at the

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

request of ERAC in March 2019. As of June 30, 2019 and December 31, 2018, the Company had $777.2 million and $775.9 million, respectively, of reinsurance recoverables from ERAC.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 million as of June 30, 2019 and December 31, 2018.

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

	For the Six Months Ended June 30,
	2019	2018
Claims and benefits payable, at beginning of period	$2,813.7	$3,782.2
Less: Reinsurance ceded and other	(2,053.7)	(3,193.3)
Net claims and benefits payable, at beginning of period	760.0	588.9
Acquired reserves as of Acquisition Date (1)	—	140.7
Incurred losses and loss adjustment expenses related to:
Current year	1,339.4	940.3
Prior years	(37.7)	(30.6)
Total incurred losses and loss adjustment expenses	1,301.7	909.7
Paid losses and loss adjustment expenses related to:
Current year	882.9	624.6
Prior years	409.2	336.4
Total paid losses and loss adjustment expenses	1,292.1	961.0
Net claims and benefits payable, at end of period	769.6	678.3
Plus: Reinsurance ceded and other (2)	1,952.6	2,824.8
Claims and benefits payable, at end of period (2) (3)	$2,722.2	$3,503.1

(1)
Acquired reserves from TWG on the Acquisition Date include $419.9 million of gross claims and benefits payable, and $279.2 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG from June 1, 2018 to June 30, 2018.

(2)
Includes reinsurance recoverables and claims and benefits payable of $83.2 million and $89.6 million as of June 30, 2019 and 2018, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

(3)
Claims and benefits payable and related reinsurance ceded were reduced by $730.0 million in December 2018 as result of the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company experienced favorable development in both six month periods presented in the roll forward table above. Global Lifestyle contributed $30.3 million and $20.8 million to the net favorable development during the six months ended June 30, 2019 and 2018, respectively. The net favorable development in 2019 was primarily attributable to mobile device protection products and business acquired from TWG, where losses from more recent accident years were favorable to expectations. The net favorable development in 2018 was primarily attributable to lower than expected losses from extended service contracts and mobile device protection products. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $3.9 million and $3.6 million of net favorable development for the six months ended June 30, 2019 and 2018, respectively. The net favorable development in 2019 was primarily attributable to prior catastrophes, whereby increased subrogation associated with the 2017 and 2018 California wildfires was partially offset by net unfavorable development from Hurricane Michael. The net favorable development in 2018 was also primarily attributable to prior catastrophes of $2.9 million. Global Preneed, Assurant Health and other contributed $3.5 million and $6.2 million in net favorable development for the six months ended June 30, 2019 and 2018, respectively.

11. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2019 and December 31, 2018:

		June 30, 2019	December 31, 2018
	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$300.0	$298.4	$298.1
4.00% Senior Notes due March 2023	350.0	348.3	348.1
4.20% Senior Notes due September 2023	300.0	297.1	296.8
4.90% Senior Notes due March 2028	300.0	297.7	297.6
6.75% Senior Notes due February 2034	375.0	371.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	394.8	394.5
Total debt		$2,007.3	$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
2021, 2023 and 2028 Senior Notes: In March 2018, the Company issued three series of senior notes with an aggregate principal amount of $900.0 million.

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (3.58% as of June 30, 2019) and is payable in a single installment due March 2021 (“2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, the Company may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

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
The interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes and the 2028 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

Rating Agencies
Rating Levels	Moody’s (1)	S&P (1)	Interest Rate Increase (2)
1	Ba1	BB+	25 basis points
2	Ba2	BB	50 basis points
3	Ba3	BB-	75 basis points
4	B1 or below	B+ or below	100 basis points

(1)	Including the equivalent ratings of any substitute rating agency.

(2)	Applies to each rating agency individually.
Subordinated Notes
In March 2018, the Company issued fixed-to-floating rate subordinated notes due March 2048 with principal amount of $400.0 million (the “Subordinated Notes”) which bear interest from March 2018 to March 2028, at an annual rate of 7.00%, payable semi-annually. The Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, the Company may redeem the Subordinated Notes, in whole at any time or in part from time to time at a redemption price equal to their principal amount plus accrued and unpaid interest; provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, the Company may redeem the Subordinated Notes in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the Subordinated Notes, at a redemption price equal to (i) with respect to the rating agency, 102% of their principal amount and (ii) with respect to a tax event or regulatory capital event, their principal amount, in each case plus accrued and unpaid interest.
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
Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes. As of June 30, 2019, no borrowings have been made under the Credit facility, $441.0 million was available under the Credit Facility and $9.0 million letters of credit were outstanding.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the Subordinated Notes on an effective yield basis. The amortization of the deferred gain for the three and six months ended June 30, 2019 was $0.8 million and $1.5 million, respectively. The amortization of the deferred gain for the three and six months ended June 30, 2018 was $0.9 million. The remaining deferred gain as of June 30, 2019 was $23.0 million. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the six months ended June 30, 2018.
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

12. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended June 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2019	$(365.4)	$549.9	$18.1	$14.9	$(114.1)	$103.4

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Change in accumulated other comprehensive (loss) income before reclassifications	(1.2)	233.1	(2.3)	0.7	—	230.3
Amounts reclassified from accumulated other comprehensive (loss) income	—	(4.6)	(0.6)	—	0.2	(5.0)
Net current-period other comprehensive (loss) income	(1.2)	228.5	(2.9)	0.7	0.2	225.3
Balance at June 30, 2019	$(366.6)	$778.4	$15.2	$15.6	$(113.9)	$328.7

	Three Months Ended June 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2018	$(272.3)	$372.1	$21.1	$14.4	$(83.6)	$51.7
Change in accumulated other comprehensive (loss) income before reclassifications	(83.1)	(110.6)	0.5	(1.4)	—	(194.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4.7	(0.7)	—	1.0	5.0
Net current-period other comprehensive (loss) income	(83.1)	(105.9)	(0.2)	(1.4)	1.0	(189.6)
Balance at June 30, 2018	$(355.4)	$266.2	$20.9	$13.0	$(82.6)	$(137.9)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive income (loss) before reclassifications	9.0	480.4	(2.0)	0.5	—	487.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	(1.2)	—	0.4	(3.8)
Net current-period other comprehensive income (loss)	9.0	477.4	(3.2)	0.5	0.4	484.1
Balance at June 30, 2019	$(366.6)	$778.4	$15.2	$15.6	$(113.9)	$328.7

	Six Months Ended June 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive (loss) income before reclassifications	(73.9)	(288.5)	21.6	(4.9)	—	(345.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	7.4	(0.7)	—	1.0	7.7
Net current-period other comprehensive (loss) income	(73.9)	(281.1)	20.9	(4.9)	1.0	(338.0)
Cumulative effect of change in accounting principles (1)	—	(33.9)	—	—	—	(33.9)
Balance at June 30, 2018	$(355.4)	$266.2	$20.9	$13.0	$(82.6)	$(137.9)

(1)	See Note 3 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2019	2018
Net unrealized (gains) losses on securities	$(5.9)	$6.0	Net realized gains on investments, excluding other-than-temporary impairment losses
	1.3	(1.3)	Provision for income taxes
	$(4.6)	$4.7	Net of tax
Unrealized gains on derivative transactions	$(0.8)	$(0.9)	Interest Expense
	0.2	0.2	Provision for income taxes
	$(0.6)	$(0.7)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$1.2	(1)
	(0.1)	(0.2)	Provision for income taxes
	$0.2	$1.0	Net of tax
Total reclassifications for the period	$(5.0)	$5.0	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2019	2018
Net unrealized (gains) losses on securities	$(3.8)	$9.4	Net realized gains on investments, excluding other-than-temporary impairment losses
	0.8	(2.0)	Provision for income taxes
	$(3.0)	$7.4	Net of tax
Unrealized gains on derivative transactions	$(1.5)	$(0.9)	Interest Expense
	0.3	0.2	Provision for income taxes
	$(1.2)	$(0.7)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.6	$1.2	(1)
	(0.2)	(0.2)	Provision for income taxes
	$0.4	$1.0	Net of tax
Total reclassifications for the period	$(3.8)	$7.7	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 16 for additional information.
13. Stock Based Compensation
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (“ALTEIP”), as amended in May 2019, the Company is authorized to issue up to 1,588,797 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Restricted Stock Units
The following table shows a summary of RSU activity during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RSU compensation expense	$7.4	$8.7	$14.4	$13.8
Income tax benefit	(1.4)	(1.5)	(2.7)	(2.3)
RSU compensation expense, net of tax	$6.0	$7.2	$11.7	$11.5
RSUs granted	31,554	32,330	225,396	421,829
Weighted average grant date fair value per unit	$96.18	$89.56	$97.56	$90.64
Total fair value of vested RSUs	$5.0	$2.6	$26.8	$18.8

As of June 30, 2019, there was $31.2 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PSU compensation expense	$6.6	$3.1	$10.8	$7.3
Income tax benefit	(0.9)	(0.4)	(1.5)	(1.3)
PSU compensation expense, net of tax	$5.7	$2.7	$9.3	$6.0
PSUs granted	—	—	246,219	—
Weighted average grant date fair value per unit	$—	$—	$105.23	$—
Total fair value of vested PSUs	$—	$25.6	$17.7	$25.6

As of March 31, 2019, there was $38.2 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2019 and 2018 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the six months ended June 30, 2019 and 2018 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

14. Equity Transactions
Stock Repurchase
During the six months ended June 30, 2019, the Company repurchased 1,037,262 shares of the Company’s outstanding common stock at a cost of $100.7 million, exclusive of commissions, leaving $660.5 million remaining under the total repurchase authorizations as of June 30, 2019. There were no share repurchases during the six months ended June 30, 2018.
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
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9365 (the “minimum conversion rate”) and 1.1239 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the Certificate of Designations of the MCPS.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $4.6 million and $9.3 million for the three and six months ended June 30, 2019, respectively. The Company paid preferred stock dividends of $4.8 million for the three and six months ended June 30, 2018.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to stockholders	$144.1	$67.0	$309.8	$173.0
Less: Preferred stock dividends	(4.6)	(4.8)	(9.3)	(4.8)
Net income attributable to common stockholders	139.5	62.2	300.5	168.2
Less: Common stock dividends paid	(38.3)	(30.9)	(75.7)	(60.6)
Undistributed earnings	$101.2	$31.3	$224.8	$107.6
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	62,222,090	57,060,313	62,407,429	55,125,584
Incremental common shares from:
PSUs	114,502	163,596	172,321	217,455
ESPP	42,642	40,499	42,642	40,499
MCPS	2,909,213	—	2,938,538	1,889,890
Weighted average common shares used in diluted earnings per common share calculations	65,288,447	57,264,408	65,560,930	57,273,428
Earnings per common share - Basic
Distributed earnings	$0.62	$0.54	$1.21	$1.10
Undistributed earnings	1.62	0.55	3.61	1.95
Net income attributable to common stockholders	$2.24	$1.09	$4.82	$3.05
Earnings per common share - Diluted
Distributed earnings	$0.59	$0.54	$1.16	$1.06
Undistributed earnings	1.62	0.55	3.57	1.96
Net income attributable to common stockholders	$2.21	$1.09	$4.73	$3.02
Average PSUs totaling 95,899 and 4,171 for the three months ended June 30, 2019 and 2018, respectively, and 137,588 and 4,171 for the six months ended June 30, 2019 and 2018, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 3,056,700 for the three months ended June 30, 2018 were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three and six months ended June 30, 2019 and 2018:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Interest cost	$6.6	$5.8	$0.7	$0.7	$0.9	$0.9
Expected return on plan assets	(9.0)	(9.1)	—	—	(0.5)	(0.6)
Amortization of net loss	—	0.2	0.3	0.3	—	—
Net periodic benefit cost	$(2.4)	$(3.1)	$1.0	$1.0	$0.4	$0.3

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Interest cost	$13.1	$11.6	$1.4	$1.4	$1.8	$1.7
Expected return on plan assets	(18.0)	(18.2)	—	—	(0.9)	(1.1)
Amortization of net loss	—	0.4	0.6	0.8	—	—
Net periodic benefit cost	$(4.9)	$(6.2)	$2.0	$2.2	$0.9	$0.6

The Assurant Pension Plan funded status was $63.5 million at June 30, 2019 and $65.1 million at December 31, 2018 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 109% and 110% funded status at June 30, 2019 and December 31, 2018, respectively. During the first six months of 2019, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2019.

17. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12.1 million and $13.2 million of letters of credit outstanding as of June 30, 2019 and December 31, 2018, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2019 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
Some of the statements included in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, as well as estimated reportable catastrophe losses, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the loss of significant clients, distributors or other parties with whom we do business or those parties facing financial, reputational or regulatory issues;

(ii)	significant competitive pressures, changes in customer preferences and disruption;

(iii)	the failure to find suitable acquisitions, integrate completed acquisitions, including that of The Warranty Group (“TWG”), or grow organically, and risks associated with joint ventures;

(iv)	the impact of general economic, financial market and political conditions, including unfavorable conditions in the capital and credit markets, and conditions in the markets in which we operate;

(v)	risks related to our international operations or fluctuations in exchange rates;

(vi)	the impact of catastrophic and non-catastrophe losses;

(vii)	our inability to recover should we experience a business continuity event;

(viii)	our inability to develop and maintain distribution sources or attract and retain sales representatives;

(ix)	the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;

(x)	declines in the value of mobile devices or export compliance risk in our mobile business;

(xi)	negative publicity relating to our products and services or the markets in which we operate;

(xii)	the failure to implement our strategy and to attract and retain key personnel, including senior management;

(xiii)	employee misconduct;

(xiv)	the adequacy of reserves established for claims and our inability to accurately predict and price for claims;

(xv)	a decline in financial strength ratings or corporate senior debt ratings;

(xvi)	an impairment of goodwill or other intangible assets;

(xvii)	the failure to maintain effective internal control over financial reporting;

(xviii)	a decrease in the value of our investment portfolio including due to market, credit and liquidity risks;

(xix)	the impact of U.S. tax reform legislation and impairment of deferred tax assets;

(xx)	the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;

(xxi)	the credit risk of some of our agents;

(xxii)	the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends;

(xxiii)	changes in the method for determining LIBOR or the replacement of LIBOR;

(xxiv)	the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;

(xxv)	breaches of our information systems or those of third parties with whom we do business, or the failure to protect data in such systems, including due to cyber-attacks;

(xxvi)	the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security and data protection;

(xxvii)	the impact from litigation and regulatory actions;

(xxviii)	reductions in the insurance premiums we charge; and

(xxix)	changes in insurance and other regulation.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2018 Annual Report, and “Item 1A—Risk Factors” in our 2018 Annual Report.
General
As of June 30, 2019, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

•
Global Housing: provides lender-placed homeowners insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and manufactured housing and flood insurance and other specialty products (referred to as “Specialty and Other”);

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

The following discussion covers the three and six months ended June 30, 2019 (“Second Quarter 2019” and “Six Months 2019”) and the three and six months ended June 30, 2018 (“Second Quarter 2018” and “Six Months 2018”).
Executive Summary
Items Impacting Comparability of Financial Results:
On May 31, 2018, we acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”) for total consideration of $2.47 billion. For more information regarding the acquisition, see Note 4 to the Consolidated Financial Statements included elsewhere in this Report. On August 1, 2018, we sold our valuation and field services business (referred to as “Mortgage Solutions”) to Xome, an indirectly wholly owned subsidiary of WMIH Corp.

In July 2019, we finalized our 2019 property catastrophe reinsurance program. The U.S. per-event catastrophe coverage provides $1.16 billion of protection in excess of $80.0 million of retention, which was reduced from $120.0 million in the 2018 program. The coverage was placed with more than 45 reinsurers that are all rated A- or better by A.M. Best. See “Catastrophe Reinsurance Program” below.
Summary of Financial Results:
Consolidated net income attributable to common stockholders increased $77.3 million, or 124%, to $139.5 million for Second Quarter 2019 compared with $62.2 million for Second Quarter 2018, primarily driven by growth within our Global Lifestyle segment, including contributions from TWG, increased net realized gains on investments in Second Quarter 2019 compared to net realized losses in Second Quarter 2018 and lower after-tax net charges associated with the TWG acquisition. Second Quarter 2018 also included a $34.4 million after-tax loss on net assets held for sale related to the Mortgage Solutions business. The increase was partially offset by an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency (“Green Tree”).
Global Housing segment net income decreased $1.1 million, or 2%, to $71.5 million for Second Quarter 2019 compared with $72.6 million for Second Quarter 2018, primarily due to an increase in the frequency and severity of losses from our small commercial products and the cost of additional catastrophe reinsurance protection secured as part of the 2019 program, partially offset by growth in our Multifamily Housing business, positive contributions in our Lender-placed Insurance business and the absence of losses from Mortgage Solutions in Second Quarter 2018.
Global Housing net earned premiums, fees and other income decreased $32.4 million, or 6%, to $510.1 million for Second Quarter 2019 from $542.5 million for Second Quarter 2018, mainly reflecting the sale of Mortgage Solutions. Excluding Mortgage Solutions, net earned premiums, fees and other income increased primarily due to growth in our Specialty and Other business, mostly driven by growth in ride sharing and small commercial products, and the continued growth from our Multifamily Housing business, partially offset by the cost of additional catastrophe reinsurance protection.
Global Lifestyle segment net income increased $41.2 million, or 60%, to $109.3 million for Second Quarter 2019 from $68.1 million for Second Quarter 2018, benefiting from the TWG acquisition. Excluding TWG, the increase was driven by organic mobile growth in Connected Living, mainly from new and existing mobile clients in Asia Pacific and North America, as well as improved operating performance in our European mobile business, partially offset by the continued investments in those businesses to support growth.
Global Lifestyle net earned premiums, fees and other income increased $706.9 million, or 64%, to $1.81 billion for Second Quarter 2019 from $1.10 billion for Second Quarter 2018, primarily attributable to TWG. Excluding TWG, the increase was mostly driven by subscriber growth from new mobile protection programs and organic growth in Global Automotive from strong prior period sales of warranty contracts, partially offset by unfavorable foreign exchange in Connected Living and Global Financial Services.
Global Preneed segment net income increased $2.2 million, or 15%, to $16.9 million for Second Quarter 2019 from $14.7 million in Second Quarter 2018, primarily due to an increase in investment income, mainly from higher invested assets, and overall growth in the business from increased covered policies and a more profitable sales mix.
Global Preneed net earned premiums, fees and other income increased $2.7 million, or 6%, to $49.6 million for Second Quarter 2019 from $46.9 million for Second Quarter 2018, primarily due to growth in pre-funded funeral policies in the U.S. and sales of the pay for life (“Final Need”) product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our Connected Living, Multifamily Housing and Global Automotive businesses, and manage the pace of declines in placement rates in our Lender-placed Insurance business and the U.S. credit insurance business in Global Financial Services and Other. In addition, our results will be impacted by our ability to integrate TWG and achieve benefits and synergies from the acquisition. Factors affecting these items, including, but not limited to, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2018 Annual Report.

Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, and to manage our Lender-placed Insurance business. Our mobile business is subject to volatility in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile device market dynamics. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 1A—Risk Factors—Business and Competitive Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” in our 2018 Annual Report.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the six months ended June 30, 2019, net cash provided by operating activities was $725.7 million; net cash used in investing activities was $609.6 million and net cash provided by financing activities was $118.6 million. We had $1.49 billion in cash and cash equivalents as of June 30, 2019 as compared to $1.25 billion as of December 31, 2018. Please see “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2018 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2018 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2019.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$2,032.7	$1,338.3	$3,937.1	$2,463.2
Fees and other income	336.1	354.2	664.4	718.7
Net investment income	154.2	135.6	320.5	265.8
Net realized gains (losses) on investments	17.8	(11.4)	46.6	(10.9)
Amortization of deferred gains on disposal of businesses	4.7	15.0	12.5	33.5
Total revenues	2,545.5	1,831.7	4,981.1	3,470.3
Benefits, losses and expenses:
Policyholder benefits	687.0	490.6	1,301.7	905.2
Amortization of deferred acquisition costs and value of business acquired	815.8	463.2	1,593.1	809.6
Underwriting, general and administrative expenses	832.9	773.6	1,633.0	1,493.2
Interest expense	26.5	26.0	53.0	47.5
Total benefits, losses and expenses	2,362.2	1,753.4	4,580.8	3,255.5
Income before provision for income taxes	183.3	78.3	400.3	214.8
Provision for income taxes	40.7	11.3	89.1	41.8
Net income	142.6	67.0	311.2	173.0
Less: Net loss (income) attributable to non-controlling interest	1.5	—	(1.4)	—
Net income attributable to stockholders	144.1	67.0	309.8	173.0
Less: Preferred stock dividends	(4.6)	(4.8)	(9.3)	(4.8)
Net income attributable to common stockholders	$139.5	$62.2	$300.5	$168.2

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $77.3 million, or 124%, to $139.5 million for Second Quarter 2019 from $62.2 million for Second Quarter 2018. The increase was primarily driven by growth in our Global Lifestyle segment, benefiting from continued organic growth in Connected Living and the TWG acquisition, as well as an increase in net realized gains on investments (both from sales of investments and changes in fair value of equity securities) compared to a net realized loss in Second Quarter 2018. Additionally, Second Quarter 2018 included a $34.4 million after-tax loss on net assets held for sale related to our Mortgage Solutions business and $27.4 million of higher after-tax net charges associated with the TWG acquisition. The increase was partially offset by an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree, lower after-tax amortization of deferred gains associated with the sale of Assurant Employee Benefits, a $7.3 million after-tax unfavorable change in remeasurement related foreign exchange and a $5.8 million after-tax unfavorable change in the fair value of derivative instruments for acquisitions.
For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $132.3 million, or 79%, to $300.5 million for Six Months 2019 from $168.2 million for Six Months 2018. The increase was primarily driven by growth in our Global Lifestyle segment, benefiting from contributions from the TWG acquisition and continued organic growth in Connected Living, as well as an increase in net realized gains on investments mostly related to a net increase in fair value of equity securities. Additionally, Second Quarter 2018 included $38.9 million of higher after-tax net charges associated with the TWG acquisition and a $34.4 million after-tax loss on net assets held for sale related to our Mortgage Solutions business. The increase was partially offset by additional after-tax interest expense and preferred dividends from acquisition related financing, lower after-tax amortization of deferred gains associated with the sale of Assurant Employee Benefits, an $11.6 million after-tax unfavorable change in remeasurement related foreign exchange (that included $5.3 million of net losses from our operations in Argentina) and an $11.4 million after-tax impairment of certain intangible assets.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$471.8	$449.7	$931.9	$886.1
Fees and other income	38.3	92.8	78.2	179.5
Net investment income	18.8	15.9	44.2	36.1
Total revenues	528.9	558.4	1,054.3	1,101.7
Benefits, losses and expenses:
Policyholder benefits	207.8	187.2	406.7	356.3
Amortization of deferred acquisition costs and value of business acquired	57.5	50.4	111.4	100.0
Underwriting, general and administrative expenses	173.3	229.3	354.0	464.2
Total benefits, losses and expenses	438.6	466.9	872.1	920.5
Segment income before provision for income taxes	90.3	91.5	182.2	181.2
Provision for income taxes	18.8	18.9	38.0	37.4
Segment net income	$71.5	$72.6	$144.2	$143.8
Net earned premiums, fees and other income:
Lender-placed Insurance	$281.8	$288.5	$556.0	$578.2
Multifamily Housing	106.6	100.3	210.6	197.5
Mortgage Solutions	—	53.3	—	98.8
Specialty and Other	121.7	100.4	243.5	191.1
Total	$510.1	$542.5	$1,010.1	$1,065.6
For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Net Income
Segment net income decreased $1.1 million, or 2%, to $71.5 million for Second Quarter 2019 from $72.6 million for Second Quarter 2018. The decrease was primarily due to higher non-catastrophe loss experience from an increase in the frequency and severity of losses from our small commercial product, as well as the cost of additional catastrophe reinsurance protection secured as part of the 2019 program and a decline in placement rates in Lender-placed Insurance. The decrease was partially offset by premium rate increases in Lender-placed Insurance, the absence of losses from our Mortgage Solutions business in Second Quarter 2018 and the continued growth from renters insurance in Multifamily Housing.
Total Revenues
Total revenues decreased $29.5 million, or 5%, to $528.9 million for Second Quarter 2019 from $558.4 million for Second Quarter 2018. The decrease was mainly due to a decrease in fees and other income of $54.5 million, or 59%, primarily due to the sale of our Mortgage Solutions business. Net earned premiums increased $22.1 million, or 5%, primarily due to the growth of our Specialty and Other business, mostly driven by growth in ride sharing and small commercial products, increased premium rates in Lender-placed Insurance and the continued growth from renters insurance in Multifamily Housing. The increase in net earned premiums was partially offset by the cost of additional catastrophe reinsurance protection and a decline in placement rates in Lender-placed Insurance. Net investment income increased $2.9 million, or 18%, primarily due to an increase in invested assets.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $28.3 million, or 6%, to $438.6 million for Second Quarter 2019 from $466.9 million for Second Quarter 2018. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $56.0 million, or 24%, primarily due to the sale of our Mortgage Solutions business. The decrease was partially offset by an increase in total policyholder benefits of $20.6 million, or 11%, primarily due to unfavorable non-catastrophe loss experience from an increase in the frequency and severity of losses from our small commercial product, and an increase in the amortization of deferred acquisition costs of $7.1 million, or 14%, primarily related to the growth of our small commercial product.
For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net Income
Segment net income of $144.2 million for Six Months 2019 was relatively flat compared to segment net income of $143.8 million for Six Months 2018. Excluding Mortgage Solutions from Six Months 2018, segment net income decreased primarily due to higher non-catastrophe loss experience from an increase in the frequency and severity of losses from our small commercial product, the cost of additional catastrophe reinsurance protection secured as part of the 2019 program and a decline in placement rates in Lender-placed Insurance. The decrease was partially offset by premium rate increases in Lender-placed Insurance, an increase in net investment income and growth across various products including Multifamily Housing.
Total Revenues
Total revenues decreased $47.4 million, or 4%, to $1.05 billion for Six Months 2019 from $1.10 billion for Six Months 2018. The decrease was mainly due to a decrease in fees and other income of $101.3 million, or 56%, primarily due to the sale of our Mortgage Solutions business. Net earned premiums increased $45.8 million, or 5%, primarily due to growth from our small commercial and ride sharing products, increased premium rates in Lender-placed Insurance and the continued growth from renters insurance in Multifamily Housing. The increase in net earned premiums was partially offset by the cost of additional catastrophe reinsurance protection and a decline in placement rates in Lender-placed Insurance. Net investment income increased $8.1 million, or 22%, primarily due to higher income from real estate related investments and an increase in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $48.4 million, or 5%, to $872.1 million for Six Months 2019 from $920.5 million for Six Months 2018. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $110.2 million, or 24%, primarily due to the sale of our Mortgage Solutions business. The decrease was partially offset by an increase in total policyholder benefits of $50.4 million, or 14%, primarily due to unfavorable non-catastrophe loss experience from our small commercial product and an increase in the amortization of deferred acquisition costs of $11.4 million, or 11%, primarily related to the growth of our small commercial product.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$1,545.5	$874.3	$2,974.0	$1,547.9
Fees and other income	263.6	227.9	516.7	472.8
Net investment income	56.5	36.6	115.4	68.7
Total revenues	1,865.6	1,138.8	3,606.1	2,089.4
Benefits, losses and expenses:
Policyholder benefits	412.9	239.3	760.1	420.9
Amortization of deferred acquisition costs and value of business acquired	740.7	395.6	1,446.5	675.9
Underwriting, general and administrative expenses	570.2	419.6	1,126.0	835.4
Total benefits, losses and expenses	1,723.8	1,054.5	3,332.6	1,932.2
Segment income before provision for income taxes	141.8	84.3	273.5	157.2
Provision for income taxes	32.5	16.2	63.6	33.3
Segment net income	$109.3	$68.1	$209.9	$123.9
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$961.7	$629.3	$1,832.7	$1,231.4
Global Automotive	731.4	361.2	1,425.0	563.7
Global Financial Services and Other	116.0	111.7	233.0	225.6
Total	$1,809.1	$1,102.2	$3,490.7	$2,020.7
Net earned premiums, fees and other income:
Domestic	$1,251.1	$736.2	$2,442.4	$1,315.7
International	558.0	366.0	1,048.3	705.0
Total	$1,809.1	$1,102.2	$3,490.7	$2,020.7
For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Net Income
Segment net income increased $41.2 million, or 60%, to $109.3 million for Second Quarter 2019 from $68.1 million for Second Quarter 2018, primarily due to the TWG acquisition. Excluding TWG, segment net income increased $19.1 million, or 33%, mostly driven by organic growth in our Connected Living business, mainly from new and existing mobile protection programs, primarily in Asia Pacific and North America, and higher operating performance in the European mobile business, partially offset by an increase in expenses related to the continued investments in our Connected Living and Global Automotive businesses. The increase in segment net income was also partially offset by $5.9 million of non-recurring benefits from Second Quarter 2018 that consisted of a $3.9 million income tax benefit in our Global Financial Services business and $2.0 million of benefits in our Global Automotive business.
Total Revenues
Total revenues increased $726.8 million, or 64%, to $1.87 billion for Second Quarter 2019 from $1.14 billion for Second Quarter 2018, primarily attributable to TWG. Excluding the impact of TWG, net earned premiums increased $181.1 million, or 26%, mostly driven by our Connected Living business, mainly due to subscriber growth from new mobile protection programs, and our Global Automotive business, due to strong prior period sales of warranty contracts. The increase was partially offset by unfavorable foreign exchange. Fees and other income increased $35.7 million, or 16%, primarily due to higher domestic trade-in volumes from our mobile repair and logistics business. Excluding the impact of TWG, net investment income increased $3.7 million, or 14%, primarily due to an increase in invested assets, as the business grew, and higher yields.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $669.3 million, or 63%, to $1.72 billion for Second Quarter 2019 from $1.05 billion for Second Quarter 2018, primarily attributable to TWG. Excluding the impact of TWG, policyholder benefits increased $54.2 million, or 29%, primarily driven by growth from our global mobile and domestic automotive businesses, partially offset by more favorable loss experience in the European mobile business and favorable foreign exchange. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $40.7 million, or 14%, primarily due to growth in our Global Automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $107.5 million, or 28%, primarily due to higher trade-in volumes from our domestic mobile repair and logistics business, growth in our global mobile programs and continued investments in our Connected Living and Global Automotive businesses, partially offset by favorable foreign exchange.
For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net Income
Segment net income increased $86.0 million, or 69%, to $209.9 million for Six Months 2019 from $123.9 million for Six Months 2018, primarily due to the TWG acquisition. Excluding TWG, segment net income increased $33.6 million, or 29%, primarily driven by organic growth in our Connected Living business, mainly from new and existing mobile protection programs, primarily in Asia Pacific and North America, improved operating performance in the European mobile business and higher domestic trade-in volumes and margins from our mobile repair and logistics business, partially offset by an increase in expenses related to the continued investments in our Connected Living and Global Automotive businesses and unfavorable foreign exchange.
Total Revenues
Total revenues increased $1.52 billion, or 73%, to $3.61 billion for Six Months 2019 from $2.09 billion for Six Months 2018, primarily attributable to TWG. Excluding the impact of TWG, net earned premiums increased $296.1 million, or 22%, mostly driven by our Connected Living business, mainly due to subscriber growth from new mobile protection programs, and our Global Automotive business, due to strong prior period sales of warranty contracts. The increase was partially offset by unfavorable foreign exchange. Fees and other income increased $43.9 million, or 9%, primarily due to higher trade-in average selling price and volumes from our mobile repair and logistics business and growth from recently launched mobile programs. Excluding the impact of TWG, net investment income increased $5.2 million, or 9%, primarily due to higher invested assets and yields.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $1.40 billion, or 72%, to $3.33 billion for Six Months 2019 from $1.93 billion for Six Months 2018, primarily attributable to TWG. Excluding the impact of TWG, policyholder benefits increased $67.9 million, or 18%, primarily driven by growth from our global mobile and domestic automotive businesses, partially offset by more favorable loss experience in the European mobile business and favorable foreign exchange. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $75.2 million, or 13%, primarily due to growth in our Global Automotive business. Excluding the impact of TWG, underwriting, general and administrative expenses increased $154.2 million, or 19%, primarily due to higher trade-in volumes from our domestic mobile repair and logistics business, growth in our global mobile programs and continued investments in our Connected Living and Global Automotive businesses, partially offset by favorable foreign exchange.

Global Preneed
Overview
The table below presents information regarding the Global Preneed’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$15.4	$14.2	$31.2	$28.8
Fees and other income	34.2	32.7	67.5	64.3
Net investment income	70.6	67.9	139.7	133.7
Total revenues	120.2	114.8	238.4	226.8
Benefits, losses and expenses:
Policyholder benefits	66.2	65.0	134.8	131.7
Amortization of deferred acquisition costs and value of business acquired	17.6	17.2	35.2	33.7
Underwriting, general and administrative expenses	14.7	13.8	31.6	30.0
Total benefits, losses and expenses	98.5	96.0	201.6	195.4
Segment income before provision for income taxes	21.7	18.8	36.8	31.4
Provision for income taxes	4.8	4.1	8.1	6.9
Segment net income	$16.9	$14.7	$28.7	$24.5
For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Net Income
Segment net income increased $2.2 million, or 15%, to $16.9 million in Second Quarter 2019 from $14.7 million in Second Quarter 2018, primarily due to an increase in investment income as a result of an increase in invested assets, consistent with the growth in the domestic preneed business.
Total Revenues
Total revenues increased $5.4 million, or 5%, to $120.2 million for Second Quarter 2019 from $114.8 million for Second Quarter 2018, primarily due to an increase in net investment income of $2.7 million, or 4%, primarily due to increase in invested assets. Growth in pre-funded funeral policies in the U.S. and sales of the Final Need product also contributed to the increase.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $2.5 million, or 3%, to $98.5 million for Second Quarter 2019 from $96.0 million for Second Quarter 2018, primarily due to an increase in policyholder benefits driven by the growth in the domestic preneed business and an increase in general expenses.
For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net Income
Segment net income increased $4.2 million, or 17%, to $28.7 million in Six Months 2019 from $24.5 million in Six Months 2018, primarily due to an increase in investment income as a result of an increase in invested assets, consistent with the growth in the domestic preneed business, and lower mortality in Six Months 2019 compared to Six Months 2018, partially offset by higher general expenses.
Total Revenues
Total revenues increased $11.6 million, or 5%, to $238.4 million for Six Months 2019 from $226.8 million for Six Months 2018, primarily due to an increase of net investment income of $6.0 million, or 4%, primarily due to an increase in invested assets. Growth in pre-funded funeral policies in the U.S. and sales of the Final Need product also contributed to the increase.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $6.2 million, or 3%, to $201.6 million for Six Months 2019 from $195.4 million for Six Months 2018, primarily due to an increase in policyholder benefits driven by the growth in the domestic preneed business and an increase in general expenses.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$—	$0.1	$—	$0.4
Fees and other income	—	0.8	2.0	2.1
Net investment income	8.3	15.2	21.2	27.3
Net realized gains (losses) on investments	17.8	(11.4)	46.6	(10.9)
Amortization of deferred gains on disposal of businesses	4.7	15.0	12.5	33.5
Total revenues	30.8	19.7	82.3	52.4
Benefits, losses and expenses:
Policyholder benefits	0.1	(0.9)	0.1	(3.7)
General and administrative expenses	74.7	110.9	121.4	163.6
Interest expense	26.5	26.0	53.0	47.5
Total benefits, losses and expenses	101.3	136.0	174.5	207.4
Segment loss before benefit for income taxes	(70.5)	(116.3)	(92.2)	(155.0)
Benefit for income taxes	(15.4)	(27.9)	(20.6)	(35.8)
Segment net loss	(55.1)	(88.4)	(71.6)	(119.2)
Less: Net loss (income) attributable to non-controlling interest	1.5	—	(1.4)	—
Net loss attributable to stockholders	(53.6)	(88.4)	(73.0)	(119.2)
Less: Preferred stock dividends	(4.6)	(4.8)	(9.3)	(4.8)
Net loss attributable to common stockholders	$(58.2)	$(93.2)	$(82.3)	$(124.0)
For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Net Loss Attributable to Common Stockholders
Segment net loss decreased $35.0 million, or 38%, to a net loss of $58.2 million for Second Quarter 2019 from a net loss of $93.2 million for Second Quarter 2018. The change was primarily due to an increase in net realized gains on investments in Second Quarter 2019 compared to a net realized loss in Second Quarter 2018. Additionally, Second Quarter 2018 included a $34.4 million after-tax loss on net assets held for sale related to our Mortgage Solutions business and $27.4 million of higher after-tax net charges associated with the TWG acquisition. The decrease in segment net loss was partially offset by an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree, lower after-tax amortization of deferred gains associated with the sale of Assurant Employee Benefits, a $7.3 million after-tax unfavorable change in remeasurement related foreign exchange and a $5.8 million after-tax unfavorable change in the fair value of derivative instruments for acquisitions.
Total Revenues
Total revenues increased $11.1 million, or 56%, to $30.8 million for Second Quarter 2019 from $19.7 million for Second Quarter 2018, primarily due to a $29.2 million favorable change in net realized gains on investments, due to net gains from sales of fixed maturity securities and a net increase in the fair value of equity securities. The increase in total revenues was partially offset by lower amortization of deferred gains associated with the sale of Assurant Employee Benefits and a decrease in investment income mostly due to lower average cash and short term investment balances that were higher in Second Quarter 2018 in anticipation of the TWG acquisition.
Total Expenses

Total benefits, losses and expenses decreased $34.7 million, or 26%, to $101.3 million for Second Quarter 2019 from $136.0 million for Second Quarter 2018. The decrease was primarily related to the absence of a $43.5 million loss on net assets held for sale related to Mortgage Solutions in Second Quarter 2018 and to a $28.9 million decrease in transaction and integration expenses associated with the TWG acquisition. The decrease in total benefits, losses and expenses was partially offset by a $14.6 million impairment of certain intangible assets, a $9.4 million unfavorable change in remeasurement related foreign exchange and an $8.1 million unfavorable change in the fair value of derivative instruments for acquisitions.
For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net Loss Attributable to Common Stockholders
Segment net loss decreased $41.7 million, or 34%, to a net loss of $82.3 million for Six Months 2019 from a net loss of $124.0 million for Six Months 2018. The change was primarily due to an increase in net realized gains on investments. Additionally, Six Months 2018 included $38.9 million of higher after-tax net charges associated with the TWG acquisition and a $34.4 million after-tax loss on net assets held for sale related to our Mortgage Solutions business. The decrease in segment net loss was partially offset by additional after-tax interest expense and preferred dividends from acquisition related financing and lower after-tax amortization of deferred gains associated with the sale of Assurant Employee Benefits. The decrease in segment net loss was also partially offset by $11.6 million unfavorable after-tax change in remeasurement related foreign exchange (that included $5.3 million of net losses from our operations in Argentina) and an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree.
Total Revenues
Total revenues increased $29.9 million, or 57%, to $82.3 million for Six Months 2019 from $52.4 million for Six Months 2018, primarily due to a $57.5 million favorable change in net realized gains on investments, mostly driven by a net increase in the fair value of equity securities and, to a lesser extent, net gains from sales of fixed maturity securities. The increase in total revenues was partially offset by lower amortization of deferred gains associated with the sale of Assurant Employee Benefits and a decrease in investment income, mostly due to lower average cash and short-term investment balances that were higher in Six Months 2018 in anticipation of the TWG acquisition.
Total Expenses
Total benefits, losses and expenses decreased $32.9 million, or 16%, to $174.5 million for Six Months 2019 from $207.4 million for Six Months 2018. The decrease was primarily related to the absence of a $43.5 million loss on net assets held for sale related to Mortgage Solutions in Six Months 2018, to a $25.7 million decrease in transaction and integration expenses associated with the TWG acquisition and to a $9.5 million decrease in financing costs related to acquisition financing. The decrease in total benefits, losses and expenses was partially offset by a $14.6 million increase for the impairment of certain intangible assets, a $13.6 million unfavorable change in remeasurement related foreign exchange that included $5.3 million of net losses from our operations in Argentina, an $8.4 million unfavorable change in the fair value of acquisition related derivative instruments and an increase in interest expense related to acquisition financing.

Investments
We had total investments of $14.43 billion and $13.40 billion as of June 30, 2019 and December 31, 2018, respectively. Net unrealized gains on our fixed maturity securities portfolio increased $698.0 million during Six Months 2019, from $423.1 million as of December 31, 2018 to $1.12 billion as of June 30, 2019. This increase was mainly due to a decrease in U.S. Treasury yields and tightening credit spreads.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2019		December 31, 2018
Aaa / Aa / A	$7,980.9	65.3%	$7,329.8	65.1%
Baa	3,660.0	29.9%	3,322.7	29.5%
Ba	454.2	3.7%	447.9	4.0%
B and lower	133.7	1.1%	156.7	1.4%
Total	$12,228.8	100.0%	$11,257.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturity securities	$123.0	$107.8	$245.1	$212.4
Equity securities	5.7	5.1	11.5	10.1
Commercial mortgage loans on real estate	9.2	7.8	17.7	16.1
Short-term investments	5.8	3.7	11.4	6.1
Other investments	4.7	3.8	12.3	9.9
Cash and cash equivalents	6.5	9.5	13.5	14.4
Revenue from consolidated investment entities (1)	23.9	17.4	64.6	30.9
Total investment income	178.8	155.1	376.1	299.9
Investment expenses	(6.4)	(4.7)	(12.0)	(8.9)
Expenses from consolidated investment entities (1)	(18.2)	(14.8)	$(43.6)	$(25.2)
Net investment income	$154.2	$135.6	$320.5	$265.8

(1)
The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated. Refer to Note 8 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income (loss) from direct investments in:
Real estate funds (1)	$1.4	$(0.5)	$10.8	$1.6
CLO entities	3.0	1.3	6.8	1.9
Investment management fees	1.3	1.8	3.4	2.2
Net investment income from consolidated investment entities	$5.7	$2.6	$21.0	$5.7

(1)
The investment income from the real estate funds includes income (loss) attributable to non-controlling interest of $(0.6) million and $1.2 million for the three and six months ended June 30, 2019. There was no income attributable to non-controlling interest for the three and six months ended June 30, 2018.

Net investment income increased $18.6 million, or 14%, to $154.2 million for Second Quarter 2019 from $135.6 million for Second Quarter 2018, benefiting from the investments acquired from the TWG acquisition. Excluding TWG, net investment income increased $2.4 million, or 2%, due to an increase in overall invested assets consistent with the underlying growth of our business and a $3.1 million increase in income from consolidated investment entities (“CIEs”). The higher income from CIEs was primarily related to income from our direct investment in our real estate funds due to an increase in the fair market value of certain real estate properties and additional Assurant-issued collateralized loan obligation (“CLO”) structures that were launched after Second Quarter 2018. Additionally, Second Quarter 2018 included $2.4 million of interest income from the reinvestment of debt proceeds in anticipation of the TWG acquisition and $1.0 million of income from the early payoff of a previously impaired security.
Net investment income increased $54.7 million, or 21%, to $320.5 million for Six Months 2019 from $265.8 million for Six Months 2018 benefiting from the investments acquired from the TWG acquisition. Excluding TWG, net investment income increased $13.2 million, or 5%, primarily due to a $15.3 million increase in income from CIEs. The higher income from CIEs was primarily related to our direct investment in our real estate funds resulting from an increase in the fair market value of certain real estate properties and income from our direct investment in additional Assurant-issued CLO structures that were launched after Second Quarter 2018. Additionally, Second Quarter 2018 included $2.9 million of interest income related to the recovery of losses on certain mortgage-backed securities, $2.4 million of interest income from the reinvestment of debt proceeds in anticipation of the TWG acquisition and $1.0 million of income from the early payoff of a previously impaired security.
As of June 30, 2019, we owned $72.9 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $60.0 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on our investments, see Notes 7 and 9 to the Consolidated Financial Statements included elsewhere in this Report.

Catastrophe Reinsurance Program
In July 2019, we finalized our 2019 property catastrophe reinsurance program. 2019 reinsurance premiums for this program are estimated to be approximately $165.0 million pre-tax reflecting the significant decrease in catastrophe per-event retention from $120.0 million to $80.0 million and modest growth in exposure. Coverage was placed with more than 45 reinsurers that are all rated A- or better by A.M. Best. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.16 billion of coverage in excess of $80.0 million retention. In addition, it includes multi-year reinsurance contracts covering approximately 35% of the reinsurance layers. All layers of the program allow for one automatic reinstatement, except the first layer (which covers the first $40.0 million of losses in excess of the $80.0 million retention) which has two reinstatements, and include a cascading feature that provides multi-event protection in which higher coverage layers drop down to $120.0 million as the lower layers and reinstatement limit are exhausted. When combined with the Florida Hurricane Catastrophe Fund, the program is covered for gross Florida losses of up to $1.40 billion.
The 2019 catastrophe reinsurance program also includes Caribbean protection of up to $177.5 million of protection in excess of a $17.5 million retention and Latin America protection of up to $423.0 million of protection in excess of a $4.5 million retention (which is an extension of the 2018 reinsurance program that will renew on August 1, 2019 and is subject to changes in coverage amount, retention and cost).

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
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. For further information on our ratings and the risks of ratings downgrades, see “Item 1 — Business — Ratings” and “Item 1A — Risk Factors — Financial Risks — A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2018 Annual Report.
For 2019, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $353.3 million.
Holding Company
As of June 30, 2019, we had approximately $386.0 million in holding company liquidity, $161.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and Mandatory Convertible Preferred Stock (“MCPS”) dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $546.3 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $255.0 million for Six Months 2019. In 2018, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $739.0 million, which included approximately $727.0 million from subsidiaries in our Global Housing, Global Lifestyle and Global Preneed operating segments and approximately $12.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Six Months 2019 and the year ended December 31, 2018, we made common stock repurchases and paid dividends to our common stockholders of $176.4 million and $266.1 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to approval by the Company’s Board of Directors (the “Board”) and market conditions.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”). In addition, on January 22, 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.60 per common share on June 18, 2019 to stockholders of record as of May 28, 2019, and dividends of $1.6250 per share of MCPS on June 17, 2019 to stockholders of record as of June 1, 2019. On July 19, 2019, the Board declared a quarterly dividend of $0.60 per common share payable on September 16, 2019 to stockholders of record as of August 26, 2019 and a quarterly dividend of $1.6250 per share of MCPS payable on September 16, 2019 to stockholders of record as of September 1, 2019. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock.
During Six Months 2019, the Company repurchased 1,037,262 shares of our outstanding common stock at a cost of $100.7 million, exclusive of commissions. As of June 30, 2019, $660.5 million remained under the Board repurchase authorizations. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.

Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9365 (the “minimum conversion rate”) and 1.1239 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $4.6 million and $9.3 million for Second Quarter 2019 and Six Months 2019, respectively. For additional information regarding the MCPS, see Note 14 in the Consolidated Financial Statements included elsewhere in this Report.
Credit Facility
We have a Credit Facility with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided we are in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes. As of June 30, 2019, $441.0 million was available under the Credit Facility and $9.0 million letters of credit were outstanding.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2019 and December 31, 2018:

		June 30, 2019	December 31, 2018
	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$300.0	$298.4	$298.1
4.00% Senior Notes due March 2023	350.0	348.3	348.1
4.20% Senior Notes due September 2023	300.0	297.1	296.8
4.90% Senior Notes due March 2028	300.0	297.7	297.6
6.75% Senior Notes due February 2034	375.0	371.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	394.8	394.5
Total debt		$2,007.3	$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (3.58% as of June 30, 2019) and is payable in a single installment due March 2021 (“2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

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
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2019	2018
Operating activities	$725.7	$172.3
Investing activities	(609.6)	(1,514.8)
Financing activities	118.6	1,644.5
Cash included in business classified as held for sale	—	(22.3)
Effect of exchange rate changes on cash and cash equivalents	1.7	(22.8)
Net change in cash	$236.4	$256.9

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
Net cash provided by operating activities was $725.7 million for Six Months 2019 compared to $172.3 million for Six Months 2018. The increase in net cash provided by operating activities was primarily due to a decrease in claim payments for reportable catastrophes and an increase in cash related to the growth of our international mobile business and our Global Automotive business. Additionally, Six Months 2018 included a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business in the prior year.
Net cash used in investing activities was $609.6 million for Six Months 2019 compared to $1.51 billion for Six Months 2018. The decrease in net cash used in investing activities was primarily due to the acquisition of TWG in the Second Quarter 2018 when $1.49 billion of cash was used to fund a portion of the $2.47 billion purchase price. Partially offsetting this decrease was higher sales of senior secured leveraged loans from our CIEs. See Note 8 to Consolidated Financial Statements, included elsewhere in this Report, for additional information.
Net cash provided by financing activities was $118.6 million for Six Months 2019 compared to $1.64 billion for Six Months 2018. The decrease in net cash provided by financing activities was primarily due to acquisition related financing obtained in Six Months 2018 in anticipation of the TWG acquisition. Net proceeds from the issuance of debt and preferred stock to finance the TWG acquisition were $1.29 billion and $276.4 million, respectively. The decrease in net cash provided by financing activities also included a $206.6 million decrease in cash provided by our CIEs, net of repayments of borrowings to short-term warehouse facilities, primarily related to the timing of CLO structures launched in each year.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
Interest paid on debt	$53.3	$26.7
Common stock dividends	75.7	60.6
Preferred stock dividends	9.3	4.8
Total	$138.3	$92.1
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $12.1 million and $13.2 million of letters of credit outstanding as of June 30, 2019 and December 31, 2018, respectively.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2018 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. The A.M. Best rating for Employers Reassurance Corporation (“ERAC”), one of our largest reinsurers, was affirmed as B+ with a stable outlook and subsequently withdrawn at the request of ERAC in March 2019. Refer to Note 9 to our Consolidated Financial Statements included elsewhere in this Report for more information. There were no other material changes to the assumptions or risks during Second Quarter 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2019, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2019, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
On May 31, 2018, we completed our acquisition of TWG. During the quarter ended June 30, 2019, we continued to integrate TWG into our internal control environment. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2018 Annual Report. There have been no material changes during Second Quarter 2019 to the risk factors disclosed in the 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2019	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 - 31	189,230	$93.43	189,230	$743.5
February 1 - 28	152,000	98.39	152,000	728.5
March 1 - 31	184,449	97.07	184,449	710.6
April 1 - 30	196,583	94.37	196,583	692.1
May 1 - 31	184,000	97.13	184,000	674.2
June 1 - 30	131,000	104.93	131,000	660.5
Total	1,037,262	$97.09	1,037,262	$660.5

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

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 8, 2019. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: August 8, 2019