Form 10-Q
period 2019-09-30
ASSURANT, INC.
filed 2019-11-07
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock outstanding at November 1, 2019 was 60,635,832.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $11,104.5 and $10,834.0 at September 30, 2019 and December 31, 2018, respectively)	$12,420.8	$11,257.1
Equity securities at fair value	406.9	378.8
Commercial mortgage loans on real estate, at amortized cost	804.6	759.6
Short-term investments	266.2	373.2
Other investments	653.5	635.2
Total investments	14,552.0	13,403.9
Cash and cash equivalents	1,749.3	1,254.0
Premiums and accounts receivable, net	1,767.1	1,643.5
Reinsurance recoverables	9,510.6	9,166.0
Accrued investment income	127.2	125.5
Deferred acquisition costs	6,161.2	5,103.0
Property and equipment, at cost less accumulated depreciation	418.8	392.5
Goodwill	2,331.0	2,321.8
Value of business acquired	2,262.3	3,157.8
Other intangible assets, net	547.8	622.4
Other assets	500.0	603.8
Assets held in separate accounts	1,747.2	1,609.7
Assets of consolidated investment entities (1)	2,077.0	1,685.4
Total assets	$43,751.5	$41,089.3
Liabilities
Future policy benefits and expenses	$9,564.8	$9,240.9
Unearned premiums	16,383.2	15,648.0
Claims and benefits payable	2,871.1	2,813.7
Commissions payable	511.2	338.6
Reinsurance balances payable	345.2	330.9
Funds held under reinsurance	287.9	272.0
Accounts payable and other liabilities	2,637.9	2,240.5
Debt	2,006.3	2,006.0
Liabilities related to separate accounts	1,747.2	1,609.7
Liabilities of consolidated investment entities (1)	1,706.3	1,455.1
Total liabilities	38,061.1	35,955.4
Commitments and contingencies (Note 18)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,585,665 and 161,153,454 shares issued and 60,758,742 and 61,908,979 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1.6	1.6
Additional paid-in capital	4,524.5	4,495.6
Retained earnings	5,882.9	5,759.7
Accumulated other comprehensive income (loss)	405.2	(155.4)
Treasury stock, at cost; 100,812,923 and 99,244,475 shares at September 30, 2019 and December 31, 2018, respectively	(5,158.5)	(4,992.4)
Total Assurant, Inc. stockholders’ equity	5,658.6	5,112.0
Non-controlling interests	31.8	21.9
Total equity	5,690.4	5,133.9
Total liabilities and equity	$43,751.5	$41,089.3

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of September 30, 2019 and December 31, 2018.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)
As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(in millions)
Assets
Cash and cash equivalents	$64.3	$62.6
Investments, at fair value	1,996.4	1,576.2
Other receivables	16.3	46.6
Total assets	$2,077.0	$1,685.4
Liabilities
Collateralized loan obligation notes, at fair value	1,610.2	1,316.7
Other liabilities	96.1	138.4
Total liabilities	$1,706.3	$1,455.1

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,015.4	$1,853.6	$5,952.5	$4,316.8
Fees and other income	295.1	257.9	959.5	976.6
Net investment income	169.5	151.8	490.0	417.6
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	15.1	(5.2)	62.6	(16.1)
Other-than-temporary impairment losses recognized in earnings	(0.2)	(0.5)	(1.1)	(0.5)
Amortization of deferred gains on disposal of businesses	4.4	12.7	16.9	46.2
Total revenues	2,499.3	2,270.3	7,480.4	5,740.6
Benefits, losses and expenses
Policyholder benefits	705.2	680.9	2,006.9	1,586.1
Amortization of deferred acquisition costs and value of business acquired	869.5	750.6	2,462.6	1,560.2
Underwriting, general and administrative expenses	764.5	736.5	2,388.1	2,229.7
Iké net losses (Note 5)	121.1	—	130.5	—
Interest expense	32.2	26.5	85.2	74.0
Loss on extinguishment of debt	31.4	—	31.4	—
Total benefits, losses and expenses	2,523.9	2,194.5	7,104.7	5,450.0
(Loss) income before provision for income taxes	(24.6)	75.8	375.7	290.6
Provision for income taxes	28.6	22.8	117.7	64.6
Net (loss) income	(53.2)	53.0	258.0	226.0
Less: Net income attributable to non-controlling interests	(1.6)	—	(3.0)	—
Net (loss) income attributable to stockholders	(54.8)	53.0	255.0	226.0
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(9.5)
Net (loss) income attributable to common stockholders	$(59.5)	$48.3	$241.0	$216.5

Earnings Per Common Share
Basic	$(0.96)	$0.76	$3.88	$3.73
Diluted	$(0.96)	$0.76	$3.86	$3.72
Share Data
Weighted average common shares outstanding used in basic per common share calculations	61,804,492	63,621,184	62,204,242	57,988,570
Plus: Dilutive securities	—	179,163	256,003	205,370
Weighted average common shares used in diluted per common share calculations	61,804,492	63,800,347	62,460,245	58,193,940
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net (loss) income	$(53.2)	$53.0	$258.0	$226.0
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(28.5), $13.7, $(157.5) and $89.7 for the three and nine months ended September 30, 2019 and 2018, respectively	97.4	(47.0)	574.8	(328.1)
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $0.1, $0.5 and $(5.3) for the three and nine months ended September 30, 2019 and 2018, respectively	2.7	0.1	(0.5)	21.0
Change in other-than-temporary impairment losses, net of taxes of $(0.1), $0.1, $(0.2) and $1.4 for the three and nine months ended September 30, 2019 and 2018, respectively	0.2	(0.5)	0.7	(5.4)
Change in foreign currency translation, net of taxes of $0.8, $(0.8), $(0.6) and $0.7 for the three and nine months ended September 30, 2019 and 2018, respectively	(23.6)	4.8	(14.6)	(69.1)
Amortization of pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.0, $(0.2), $(0.1) and $(0.5) for the three and nine months ended September 30, 2019 and 2018, respectively	(0.2)	0.8	0.2	1.8
Total other comprehensive income (loss)	76.5	(41.8)	560.6	(379.8)
Total comprehensive income (loss)	23.3	11.2	818.6	(153.8)
Less: Comprehensive income attributable to non-controlling interests	(1.6)	—	(3.0)	—
Total comprehensive income (loss) attributable to stockholders	$21.7	$11.2	$815.6	$(153.8)
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at June 30, 2019	$2.9	$1.6	$4,509.2	$5,980.9	$328.7	$(5,093.1)	$30.1	$5,760.3
Stock plan exercises	—	—	0.3	—	—	—	—	0.3
Stock plan compensation expense	—	—	15.0	—	—	—	—	15.0
Common stock dividends ($0.60 per share)	—	—	—	(37.3)	—	—	—	(37.3)
Acquisition of common stock	—	—	—	—	—	(65.4)	—	(65.4)
Net (loss) income	—	—	—	(54.8)	—	—	1.6	(53.2)
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(1.2)	—	—	0.1	(1.1)
Other comprehensive income	—	—	—	—	76.5	—	—	76.5
Balance at September 30, 2019	$2.9	$1.6	$4,524.5	$5,882.9	$405.2	$(5,158.5)	$31.8	$5,690.4

	Three Months Ended September 30, 2018
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at June 30, 2018	$2.9	$1.6	$4,459.7	$5,846.3	$(137.9)	$(4,860.1)	$20.4	$5,332.9
Cumulative effect of change in accounting principles, net of taxes	—	—	—	(82.0)	82.0	—	—	—
Stock plan exercises	—	—	1.7	—	—	—	—	1.7
Stock plan compensation expense	—	—	17.4	—	—	—	—	17.4
Common stock dividends ($0.56 per share)	—	—	—	(35.5)	—	—	—	(35.5)
Acquisition of common stock	—	—	—	—	—	(83.2)	—	(83.2)
Net income	—	—	—	53.0	—	—	—	53.0
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	(41.8)	—	—	(41.8)
Balance at September 30, 2018	$2.9	$1.6	$4,478.8	$5,777.1	$(97.7)	$(4,943.3)	$20.3	$5,239.7

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	(11.8)	—	—	—	—	(11.8)
Stock plan compensation expense	—	—	40.7	—	—	—	—	40.7
Common stock dividends ($1.80 per share)	—	—	—	(113.0)	—	—	—	(113.0)
Acquisition of common stock	—	—	—	—	—	(166.1)	—	(166.1)
Net income	—	—	—	255.0	—	—	3.0	258.0
Preferred stock dividends ($4.88 per share)	—	—	—	(14.0)	—	—	—	(14.0)
Change in equity of non-controlling interests	—	—	—	(4.8)	—	—	6.9	2.1
Other comprehensive income	—	—	—	—	560.6	—	—	560.6
Balance at September 30, 2019	$2.9	$1.6	$4,524.5	$5,882.9	$405.2	$(5,158.5)	$31.8	$5,690.4

	Nine Months Ended September 30, 2018
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2017	$—	$1.5	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes	—	—	—	(40.6)	48.1	—	—	7.5
Stock plan exercises	—	—	(7.1)	—	—	—	—	(7.1)
Stock plan compensation expense	—	—	39.1	—	—	—	—	39.1
Common stock dividends ($1.68 per share)	—	—	—	(96.1)	—	—	—	(96.1)
Acquisition of common stock	—	—	—	—	—	(83.2)	—	(83.2)
Net income	—	—	—	226.0	—	—	—	226.0
Issuance of preferred stock	2.9	—	273.5	—	—	—	—	276.4
Issuance of common stock	—	0.1	975.4	—	—	—	—	975.5
Preferred stock dividends ($3.30 per share)	—	—	—	(9.5)	—	—	—	(9.5)
Change in equity of non-controlling interests	—	—	—	—	—	—	9.4	9.4
Other comprehensive loss	—	—	—	—	(379.8)	—	—	(379.8)
Balance at September 30, 2018	$2.9	$1.6	$4,478.8	$5,777.1	$(97.7)	$(4,943.3)	$20.3	$5,239.7

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Operating activities
Net income attributable to stockholders	$255.0	$226.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	40.6	25.0
Amortization of deferred gains on disposal of businesses	(16.9)	(46.2)
Depreciation and amortization	87.4	90.6
Net realized (gains) losses on investments	(61.5)	16.6
Loss on extinguishment of debt	31.4	—
Loss on sale of business	9.6	41.0
Stock based compensation expense	40.7	39.1
Costs associated with exit or disposal activities	5.0	—
Other intangible asset impairment	16.2	—
Iké net losses	130.5	—
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	1,393.2	14.5
Change in premiums and accounts receivable	(138.8)	(109.1)
Change in commissions payable	75.2	(37.8)
Change in reinsurance recoverable	(259.5)	838.0
Change in reinsurance balance payable	12.9	(28.9)
Change in funds withheld under reinsurance	13.4	(100.1)
Change in deferred acquisition costs and value of business acquired	(685.1)	(439.7)
Change in accounts payable	168.2	(207.3)
Change in other assets and other liabilities	(4.6)	10.2
Change in taxes payable	63.8	123.1
Other	(8.8)	(0.4)
Net cash provided by operating activities	1,167.9	454.6
Investing activities
Sales of:
Fixed maturity securities available for sale	1,730.0	2,616.3
Equity securities	85.3	62.7
Other invested assets	45.8	47.1
Subsidiary, net of cash transferred	—	36.7
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	483.9	593.8
Commercial mortgage loans on real estate	41.7	102.8
Purchases of:
Fixed maturity securities available for sale	(2,434.1)	(2,941.0)
Equity securities	(81.8)	(44.5)
Commercial mortgage loans on real estate	(84.3)	(192.6)
Other invested assets	(33.4)	(25.0)
Property and equipment and other	(70.5)	(58.9)
Subsidiaries, net of cash transferred	—	(1,213.5)
Consolidated investment entities (1):

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2019 and 2018

Purchases of investments	(1,163.1)	(1,362.2)
Sale of investments	754.4	573.7
Change in short-term investments	108.5	(101.4)
Other	4.0	1.6
Net cash used in investing activities	(613.6)	(1,904.4)
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (2)	—	276.4
Issuance of debt, net of issuance costs (3)	346.7	1,285.7
Repayment of debt, including tender offer premium (3)	(379.6)	(350.0)
Issuance of collateralized loan obligation notes (1)	404.8	831.4
Issuance of debt for consolidated investment entities (1)	189.1	509.0
Repayment of debt for consolidated investment entities (1)	(318.7)	(591.6)
Payment of contingent liability (4)	(19.3)	—
Acquisition of common stock	(164.3)	(87.2)
Common stock dividends paid	(113.0)	(96.1)
Preferred stock dividends paid	(14.0)	(9.5)
Withholding on stock based compensation	18.1	14.6
Non-controlling interest	—	7.6
Other	0.1	0.1
Net cash (used in) provided by financing activities	(50.1)	1,790.4
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(30.8)
Change in cash and cash equivalents	495.3	309.8
Cash and cash equivalents at beginning of period	1,254.0	996.8
Cash and cash equivalents at end of period	$1,749.3	$1,306.6

(1)	Relates to cash flows from our variable interest entities. Refer to Note 9 for further information.

(2)	Refer to Note 15 for additional information.

(3)	Refer to Note 12 for additional information.

(4)	Relates to the current year settlement of a contingent payable from the Company’s acquisition of certain renewal rights in a prior year.

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
The interim financial data as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
For the three and nine months ended September 30, 2019, the Company recorded an out of period adjustment that decreased net income attributable to common stockholders by $9.9 million ($14.2 million pre-tax). The adjustment related to a net over-capitalization of deferred acquisition costs, primarily at one of the Global Preneed international subsidiaries, occurring over a ten-year period. The Company has evaluated the impact of the adjustments and concluded that it is not material, individually and in the aggregate, to the current year-to-date period or any prior period financial statements.

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
As of September 30, 2019, the lease liability and right-of-use asset was $83.0 million and $75.8 million, respectively. These balances are included in accounts payable and other liabilities and other assets, respectively, in the consolidated balance sheets. For the three and nine months ended September 30, 2019, the operating lease cost recognized for leases with terms in excess of 12 months was $5.3 million and $16.7 million, respectively, and related cash outflows reducing the lease liability was $5.2 million and $15.8 million, respectively. At September 30, 2019, the weighted average remaining lease term and discount rate was 6.6 years and 4.5%, respectively.
Not Yet Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses will be measured in a manner similar to current accounting requirements; however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, premium receivables, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company expects to adopt the amended guidance on its effective date of January 1, 2020. The Company is evaluating the requirements of this amended guidance and the potential impact on the Company’s financial position and results of operations. While the Company expects an increase in its allowances for credit losses related to financial assets within scope of the standard, principally reinsurance receivables and commercial mortgage loans on real estate, the amount of the allowance will be dependent on the asset composition and economic conditions at that time of adoption.
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
As the FASB has approved a one-year delay in October 2019 for public business entities, the guidance is now effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions.
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
Total amortization of VOBA related to TWG for the three months ended September 30, 2019 and 2018 was $282.4 million and $105.7 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $874.8 million and

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

$139.9 million, respectively. Total amortization of other intangible assets related to TWG for the three months ended September 30, 2019 and 2018 was $4.7 million and $3.9 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $13.8 million and $5.3 million, respectively. At September 30, 2019, the estimated amortization of VOBA and other intangible assets with finite lives related to TWG for the remainder of 2019, the next five years and thereafter is as follows:

Period	VOBA	Other Intangible Assets (with Finite Lives)
October 1 - December 31, 2019	$241.4	$4.4
2020	801.0	26.1
2021	562.3	31.0
2022	346.1	34.9
2023	215.3	36.1
2024	76.7	36.5
Thereafter	7.3	254.0
Total	$2,250.1	$423.0

Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs include advisory, legal, accounting, valuation and other professional or consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $40.4 million. There were no significant transactions costs for the three and nine months ended September 30, 2019. Transaction costs included in the three and nine months ended September 30, 2018 were $0.2 million and $30.2 million, respectively. Transaction costs were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG’s operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting. Integration costs incurred to date in connection with the acquisition of TWG totaled $52.4 million, including $5.3 million and $10.1 million for the three months ended September 30, 2019 and 2018, respectively, and $21.9 million and $22.9 million for the nine months ended September 30, 2019 and 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.

5. Investment in Iké
In 2014, the Company made an approximately 40% investment in Iké Group, Iké Asistencia and certain of their subsidiaries (collectively, “Iké”), a services assistance business, for which we paid approximately $110.0 million. The Company also entered into a shareholders agreement with the majority shareholders that provided us with the right to acquire the remainder of Iké from the majority shareholders and the majority shareholders the right to put their interests in Iké to us (together, the “put/call”) in mid-2019. In April 2019, the Company entered into a cooperation agreement with the majority shareholders of Iké to explore strategic alternatives. The Company also agreed to extend the put/call to January 31, 2020. Based on the review of strategic alternatives as of September 30, 2019, the Company has decided to pursue the sale of its interests in Iké.
The Company has determined that Iké is a variable interest entity (“VIE”); however, we do not have the controlling financial interest to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, the investment in Iké is recorded under the equity method of accounting and is included in other assets in the consolidated balance sheets. The Company’s income from its investment in Iké is included in fees and other income in the consolidated statements of operations. The estimated fair value of the put/call is remeasured each quarter and is included in accounts payable and other liabilities of the consolidated balance sheets and any gain or loss from changes in fair value is recorded in the consolidated statements of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Impairment of Investment and Charge on Put/Call
The Company’s investment in Iké is assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. The Company has committed to a plan to sell its interest in Iké and based on the current expectation of sales price, the Company determined that carrying value exceeds fair value and such impairment is other than temporary. For the three months ended September 30, 2019, the Company recorded an impairment on its 40% equity method investment in Iké of $66.8 million that includes consideration of cumulative foreign currency translation losses of $41.0 million recorded in other comprehensive income.
In addition, the Company recorded a charge of $54.3 million related to the change in value of the put/call for the three months ended September 30, 2019.
Valuation Allowance of Deferred Tax Assets Related to Investment in Iké
The losses referenced above generated deferred tax assets when applying the applicable effective tax rate. The Company’s ability to realize the deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods in the impacted jurisdiction. In assessing future taxable income, the Company considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. The Company must record a valuation allowance to fully offset deferred tax assets if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on an evaluation of the limited future sources of income in the impacted jurisdiction, the Company recorded a full valuation allowance on the $36.3 million of deferred taxes arising from the losses incurred for the three months ended September 30, 2019, as well as a $3.7 million valuation allowance against deferred tax assets established in prior periods.
In total, the Company recorded pre-tax charges of $121.1 million and after-tax charges of $124.8 million for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recorded pre-tax charges of $130.5 million and after-tax charges of $131.4 million, reflecting additional change in value of the put/call recorded in the year-to-date period.

6. Segment Information
As of September 30, 2019, the Company had four reportable segments, which are defined based on the manner in which our chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and align to the nature of the products and services offered:

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

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company’s frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of businesses through reinsurance agreements, expenses related to the acquisition of TWG, foreign currency gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses, gains or losses associated with the valuation of the investment in Iké and other unusual or infrequent items. Additionally, the Corporate and Other segment includes amounts related to businesses previously disposed of through reinsurance and the runoff of the Assurant Health business.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2019

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$475.2	$1,525.1	$15.1	$—	$2,015.4
Fees and other income	35.1	224.2	35.7	0.1	295.1
Net investment income	22.4	62.1	73.0	12.0	169.5
Net realized gains on investments	—	—	—	14.9	14.9
Amortization of deferred gains on disposal of businesses	—	—	—	4.4	4.4
Total revenues	532.7	1,811.4	123.8	31.4	2,499.3
Benefits, losses and expenses
Policyholder benefits	245.8	392.1	67.3	—	705.2
Amortization of deferred acquisition costs and value of business acquired	47.3	791.9	30.3	—	869.5
Underwriting, general and administrative expenses (1)	187.6	496.6	18.2	62.1	764.5
Iké net losses	—	—	—	121.1	121.1
Interest expense	—	—	—	32.2	32.2
Loss on extinguishment of debt	—	—	—	31.4	31.4
Total benefits, losses and expenses	480.7	1,680.6	115.8	246.8	2,523.9
Segment income (loss) before provision (benefit) for income tax	52.0	130.8	8.0	(215.4)	(24.6)
Provision (benefit) for income taxes	10.4	28.7	0.6	(11.1)	28.6
Segment income (loss) after taxes	41.6	102.1	7.4	(204.3)	(53.2)
Less: Net income attributable to non-controlling interests	—	—	—	(1.6)	(1.6)
Net income (loss) attributable to stockholders	41.6	102.1	7.4	(205.9)	(54.8)
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$41.6	$102.1	$7.4	$(210.6)	$(59.5)
	As of September 30, 2019

Segment assets:	$4,272.7	$22,552.1	$7,348.0	$9,578.7	$43,751.5

(1)
Corporate and Other includes (i) $11.3 million of net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina as a result of the classification of Argentina’s economy as highly inflationary beginning July 1, 2018; and (ii) a $5.6 million loss on assets held for sale associated with an office building previously used as the headquarters for a business in runoff.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2018

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$463.0	$1,376.0	$14.6	$—	$1,853.6
Fees and other income	58.6	165.5	33.5	0.3	257.9
Net investment income	17.1	54.7	70.1	9.9	151.8
Net realized losses on investments	—	—	—	(5.7)	(5.7)
Amortization of deferred gains on disposal of businesses	—	—	—	12.7	12.7
Total revenues	538.7	1,596.2	118.2	17.2	2,270.3
Benefits, losses and expenses
Policyholder benefits	264.8	352.2	64.5	(0.6)	680.9
Amortization of deferred acquisition costs and value of business acquired	51.2	681.5	17.9	—	750.6
Underwriting, general and administrative expenses (1)	198.7	463.0	14.4	60.4	736.5
Interest expense	—	—	—	26.5	26.5
Total benefits, losses and expenses	514.7	1,496.7	96.8	86.3	2,194.5
Segment income (loss) before provision (benefit) for income tax	24.0	99.5	21.4	(69.1)	75.8
Provision (benefit) for income taxes	4.6	23.6	4.6	(10.0)	22.8
Segment income (loss) after taxes	19.4	75.9	16.8	(59.1)	53.0
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$19.4	$75.9	$16.8	$(63.8)	$48.3

(1)
Corporate and Other includes $17.9 million of net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina as a result of the classification of Argentina’s economy as highly inflationary beginning July 1, 2018.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2019

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,407.1	$4,499.1	$46.3	$—	$5,952.5
Fees and other income	113.3	740.9	103.2	2.1	959.5
Net investment income	66.6	177.5	212.7	33.2	490.0
Net realized gains on investments	—	—	—	61.5	61.5
Amortization of deferred gains on disposal of businesses	—	—	—	16.9	16.9
Total revenues	1,587.0	5,417.5	362.2	113.7	7,480.4
Benefits, losses and expenses
Policyholder benefits	652.5	1,152.2	202.1	0.1	2,006.9
Amortization of deferred acquisition costs and value of business acquired	158.7	2,238.4	65.5	—	2,462.6
Underwriting, general and administrative expenses (1)	541.6	1,622.6	49.8	174.1	2,388.1
Iké net losses	—	—	—	130.5	130.5
Interest expense	—	—	—	85.2	85.2
Loss on extinguishment of debt	—	—	—	31.4	31.4
Total benefits, losses and expenses	1,352.8	5,013.2	317.4	421.3	7,104.7
Segment income (loss) before provision (benefit) for income tax	234.2	404.3	44.8	(307.6)	375.7
Provision (benefit) for income taxes	48.4	92.3	8.7	(31.7)	117.7
Segment income (loss) after taxes	185.8	312.0	36.1	(275.9)	258.0
Less: Net income attributable to non-controlling interests	—	—	—	(3.0)	(3.0)
Net income (loss) attributable to stockholders	185.8	312.0	36.1	(278.9)	255.0
Less: Preferred stock dividends	—	—	—	(14.0)	(14.0)
Net income (loss) attributable to common stockholders	$185.8	$312.0	$36.1	$(292.9)	$241.0

(1)
Corporate and Other includes (i) $16.6 million of net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina as a result of the classification of Argentina’s economy as highly inflationary beginning July 1, 2018; (ii) a $15.6 million impairment of certain intangible assets from the acquisition of Green Tree as a result of developments related to the financial status of a business partner providing new and renewal business to Green Tree; and (iii) a $5.6 million loss on assets held for sale associated with an office building previously used as the headquarters for a business in runoff.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2018

	Global Housing	Global Lifestyle	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,349.1	$2,923.9	$43.4	$0.4	$4,316.8
Fees and other income	238.1	638.3	97.8	2.4	976.6
Net investment income	53.2	123.4	203.8	37.2	417.6
Net realized losses on investments	—	—	—	(16.6)	(16.6)
Amortization of deferred gains on disposal of businesses	—	—	—	46.2	46.2
Total revenues	1,640.4	3,685.6	345.0	69.6	5,740.6
Benefits, losses and expenses
Policyholder benefits	621.1	773.1	196.2	(4.3)	1,586.1
Amortization of deferred acquisition costs and value of business acquired	151.2	1,357.4	51.6	—	1,560.2
Underwriting, general and administrative expenses (1)	662.9	1,298.4	44.4	224.0	2,229.7
Interest expense	—	—	—	74.0	74.0
Total benefits, losses and expenses	1,435.2	3,428.9	292.2	293.7	5,450.0
Segment income (loss) before provision (benefit) for income tax	205.2	256.7	52.8	(224.1)	290.6
Provision (benefit) for income taxes	42.0	56.9	11.5	(45.8)	64.6
Segment income (loss) after taxes	163.2	199.8	41.3	(178.3)	226.0
Less: Preferred stock dividends	—	—	—	(9.5)	(9.5)
Net income (loss) attributable to common stockholders	$163.2	$199.8	$41.3	$(187.8)	$216.5

(1)
Corporate and Other includes $17.9 million of net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina as a result of the classification of Argentina’s economy as highly inflationary beginning July 1, 2018.

7. Contract Revenues
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $23.8 million and $48.5 million for Global Housing and $188.8 million and $147.4 million for Global Lifestyle for the three months ended September 30, 2019 and 2018, respectively. The disaggregated revenues included in fees and other income on the consolidated statement of operations are $81.4 million and $208.8 million for Global Housing and $614.6 million and $471.2 million for Global Lifestyle for the nine months ended September 30, 2019 and 2018, respectively.

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
Contract Balances
The receivables and unearned revenue under these contracts were $183.3 million and $89.4 million, respectively, as of September 30, 2019, and $183.7 million and $88.7 million, respectively, as of December 31, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three and nine months ended September 30, 2019 that was included in unearned revenue as of December 31, 2018 was $14.5 million and $44.7 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2019 and December 31, 2018, the Company has approximately $28.5 million and $29.0 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

8. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairment (“OTTI”) included within AOCI of the Company’s fixed maturity securities as of the dates indicated:

	September 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$187.7	$6.4	$(0.1)	$194.0	$—
States, municipalities and political subdivisions	234.8	29.6	—	264.4	—
Foreign governments	873.5	108.8	(0.1)	982.2	—
Asset-backed	481.9	3.0	(2.6)	482.3	—
Commercial mortgage-backed	226.8	13.8	(0.6)	240.0	—
Residential mortgage-backed	1,235.7	61.8	(1.0)	1,296.5	3.6
U.S. corporate	5,757.9	829.9	(2.7)	6,585.1	16.4
Foreign corporate	2,106.2	270.5	(0.4)	2,376.3	—
Total fixed maturity securities	$11,104.5	$1,323.8	$(7.5)	$12,420.8	$20.0

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$381.4	$4.4	$(1.2)	$384.6	$—
States, municipalities and political subdivisions	238.9	17.6	(0.3)	256.2	—
Foreign governments	856.3	58.8	(3.0)	912.1	—
Asset-backed	513.6	0.5	(9.6)	504.5	—
Commercial mortgage-backed	79.1	2.2	(1.6)	79.7	—
Residential mortgage-backed	1,399.1	21.5	(14.8)	1,405.8	5.0
U.S. corporate	5,337.0	315.7	(59.7)	5,593.0	14.1
Foreign corporate	2,028.6	110.7	(18.1)	2,121.2	—
Total fixed maturity securities	$10,834.0	$531.4	$(108.3)	$11,257.1	$19.1

(1)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% and 0.4% of the overall investment portfolio as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $59.2 million and $58.4 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2019 and December 31, 2018, revenue bonds accounted for 56% of the holdings. Excluding pre-refunded bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of September 30, 2019, approximately 58%, 18% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2018, approximately 55%, 18% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. No other country represented more than 5% and 6% of the Company’s foreign government securities as of September 30, 2019 and December 31, 2018, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $804.7 million with a net unrealized gain of $82.8 million as of September 30, 2019 and $800.9 million with a net unrealized gain of $27.7 million as of December 31, 2018. Approximately 27% of the corporate fixed maturity European exposure was held in the financial industry as of September 30, 2019 and December 31, 2018. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company’s corporate fixed maturity securities as of September 30, 2019 and December 31, 2018, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$355.0	$357.0
Due after one year through five years	2,511.3	2,603.8
Due after five years through ten years	2,442.4	2,663.1
Due after ten years	3,851.4	4,778.1
Total	9,160.1	10,402.0
Asset-backed	481.9	482.3
Commercial mortgage-backed	226.8	240.0
Residential mortgage-backed	1,235.7	1,296.5
Total	$11,104.5	$12,420.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$7.4	$(7.7)	$15.1	$(17.9)
Equity securities (1)	9.4	2.3	46.3	(1.4)
Other investments	0.3	—	5.4	2.5
Consolidated investment entities (2)	(2.0)	0.2	(4.2)	0.7
Total net realized gains (losses) related to sales and other	15.1	(5.2)	62.6	(16.1)
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(0.2)	—	(1.1)	—
Other investments	—	(0.5)	—	(0.5)
Total net realized losses related to other-than-temporary impairments	(0.2)	(0.5)	(1.1)	(0.5)
Total net realized gains (losses)	$14.9	$(5.7)	$61.5	$(16.6)

(1)
Nine months ended September 30, 2019 and 2018 includes $10.4 million and $10.8 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative. Three months ended September 30, 2018 includes $3.0 million of gains on equity investment holdings accounted for under the measurement alternative. There were no changes in fair value recorded on equity investments holdings accounted for under the measurement alternative for the three months ended September 30, 2019.

(2)	Consists of net realized gains (losses) from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”). Refer to Note 9 for additional information.
The following table sets forth the portion of unrealized gains (losses) related to equity securities during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) recognized on equity securities	$9.4	$2.3	$46.3	$(1.4)
Less: Net realized gains (losses) related to sales of equity securities	0.9	0.2	—	3.9
Total net unrealized gains (losses) on equity securities held	$8.5	$2.1	$46.3	$(5.3)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$—	$—	$38.5	$(0.1)	$38.5	$(0.1)
Foreign governments	11.5	(0.1)	—	—	11.5	(0.1)
Asset-backed	93.8	(1.4)	71.1	(1.2)	164.9	(2.6)
Commercial mortgage-backed	1.7	(0.1)	4.7	(0.5)	6.4	(0.6)
Residential mortgage-backed	66.7	(0.2)	94.3	(0.8)	161.0	(1.0)
U.S. corporate	110.0	(2.0)	9.1	(0.7)	119.1	(2.7)
Foreign corporate	18.6	(0.2)	7.3	(0.2)	25.9	(0.4)
Total fixed maturity securities	$302.3	$(4.0)	$225.0	$(3.5)	$527.3	$(7.5)

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$11.2	$(0.1)	$89.5	$(1.1)	$100.7	$(1.2)
States, municipalities and political subdivisions	31.5	(0.1)	3.1	(0.2)	34.6	(0.3)
Foreign governments	136.4	(2.8)	9.2	(0.2)	145.6	(3.0)
Asset-backed	370.6	(9.6)	—	—	370.6	(9.6)
Commercial mortgage-backed	29.4	(0.7)	12.4	(0.9)	41.8	(1.6)
Residential mortgage-backed	378.2	(3.7)	309.6	(11.1)	687.8	(14.8)
U.S. corporate	1,860.4	(49.5)	173.1	(10.2)	2,033.5	(59.7)
Foreign corporate	706.6	(12.9)	149.5	(5.2)	856.1	(18.1)
Total fixed maturity securities	$3,524.3	$(79.4)	$746.4	$(28.9)	$4,270.7	$(108.3)

Total gross unrealized losses represented approximately 1% and 3% of the aggregate fair value of the related securities as of September 30, 2019 and December 31, 2018, respectively. Approximately 53% and 73% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2019 and December 31, 2018, respectively. The total gross unrealized losses are comprised of 287 and 2,642 individual securities as of September 30, 2019 and December 31, 2018, respectively. In accordance with its policy, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of September 30, 2019 and December 31, 2018.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of September 30, 2019, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.3 million as of September 30, 2019 and from $0.1 million to $12.5 million as of December 31, 2018.

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
As of September 30, 2019, the Company and its subsidiaries held a range of 43.8% to 100.0% of the most subordinated debt tranches of four CLO entities and 5.0% of senior debt tranches in one CLO entity, which represents a range of 6.0% to 8.8% overall ownership in each of the CLO entities. As of September 30, 2019, a fifth CLO structure was funded with $123.0 million in contributions from the Company’s wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $84.9 million and $55.2 million in subordinated debt tranches and $21.1 million and $21.0 million in senior debt tranches as of September 30, 2019 and December 31, 2018, respectively.
Real Estate Funds: The Company’s real estate fund investments are closed ended funds that include contributions from third party investors, which are recorded as non-controlling interests. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate funds, which includes the change in fair value of the Company’s investments in the real estate funds and investment management fees earned. During the nine months ended September 30, 2019, the Company formed a second real estate fund capitalized with $15.4 million of contributions from the Company’s wholly owned subsidiaries. The Company has a majority investment in the real estate funds in the form of equity interests. The carrying value of the Company’s investment in the real estate funds was $117.0 million and $91.5 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s unfunded commitment in the real estate funds was $3.5 million as of September 30, 2019.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for financial assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	September 30, 2019
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$64.3	$64.3	(1)	$—	$—
Corporate debt securities	1,857.3	—		1,857.3	—
Real estate funds	139.1	—		—	139.1
Total financial assets	$2,060.7	$64.3		$1,857.3	$139.1

Financial Liabilities
Collateralized loan obligation notes	$1,610.3	$—		$1,610.3	$—
Total financial liabilities	$1,610.3	$—		$1,610.3	$—

	December 31, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$62.6	$62.6	(1)	$—	$—
Corporate debt securities	1,464.2	—		1,464.2	—
Real estate funds	112.0	—		—	112.0
Total financial assets	$1,638.8	$62.6		$1,464.2	$112.0

Financial Liabilities
Collateralized loan obligation notes	$1,316.7	$—		$1,316.7	$—
Total financial liabilities	$1,316.7	$—		$1,316.7	$—

(1)	Amounts consist of money market funds.
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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three and nine months ended September 30, 2019 and 2018:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$138.2	$102.5	$112.0	$84.7
Purchases	—	—	15.4	23.0
Sales	(5.6)	—	(5.6)	(6.8)
Total income (loss) included in retained earnings	6.5	(0.4)	17.3	1.2
Balance, end of period	$139.1	$102.1	$139.1	$102.1

10. Fair Value Disclosures
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. The amounts presented below for short-term investments, other investments, cash equivalents, other receivables, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent consideration related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	September 30, 2019
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$194.0	$—		$194.0		$—
States, municipalities and political subdivisions	264.4	—		264.4		—
Foreign governments	982.2	0.2		982.0		—
Asset-backed	482.3	—		480.7		1.6
Commercial mortgage-backed	240.0	—		214.9		25.1
Residential mortgage-backed	1,296.5	—		1,296.5		—
U.S. corporate	6,585.1	—		6,579.1		6.0
Foreign corporate	2,376.3	—		2,340.2		36.1
Equity securities:
Mutual funds	40.7	40.7		—		—
Common stocks	19.5	18.8		0.7		—
Non-redeemable preferred stocks	346.7	—		344.5		2.2
Short-term investments	231.0	129.2	(2)	101.8		—
Other investments	232.6	67.0	(1)	165.6	(3)	—
Cash equivalents	1,051.2	1,030.5	(2)	20.7	(3)	—
Other assets	5.9	—		3.2	(5)	2.7	(5)
Assets held in separate accounts	1,715.2	1,548.4	(1)	166.8	(3)	—
Total financial assets	$16,063.6	$2,834.8		$13,155.1		$73.7

Financial Liabilities
Other liabilities	$147.6	$67.0	(1)	$—		$80.6	(6)
Liabilities related to separate accounts	1,715.2	1,548.4	(1)	166.8	(3)	—
Total financial liabilities	$1,862.8	$1,615.4		$166.8		$80.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2018
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$384.6	$—		$384.6		$—
States, municipalities and political subdivisions	256.2	—		256.2		—
Foreign governments	912.1	0.5		911.6		—
Asset-backed	504.5	—		504.5		—
Commercial mortgage-backed	79.7	—		40.8		38.9
Residential mortgage-backed	1,405.8	—		1,405.8		—
U.S. corporate	5,593.0	—		5,580.3		12.7
Foreign corporate	2,121.2	—		2,071.7		49.5
Equity securities:
Mutual funds	45.0	45.0		—		—
Common stocks	15.3	14.6		0.7		—
Non-redeemable preferred stocks	318.5	—		316.3		2.2
Short-term investments	336.0	188.9	(2)	147.1		—
Other investments	224.9	62.9	(1)	161.5	(3)	0.5	(4)
Cash equivalents	527.7	523.6	(2)	4.1	(3)	—
Other receivables	5.0	—		—		5.0	(6)
Other assets	2.6	—		—		2.6	(5)
Assets held in separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial assets	$14,307.8	$2,235.6		$11,960.8		$111.4

Financial Liabilities
Other liabilities	$104.8	$62.9	(1)	$0.7	(5)	$41.2	(6)
Liabilities related to separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial liabilities	$1,680.5	$1,463.0		$176.3		$41.2

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes other derivative assets and liabilities.

(6)	Primarily includes contingent consideration receivables/liabilities and the put/call related to the investment in Iké. See Note 5 for more information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	September 30, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$804.6	$838.4	$—	$—	$838.4
Other investments	138.8	138.8	31.2	—	107.6
Other assets	35.5	35.5	—	—	35.5
Total financial assets	$978.9	$1,012.7	$31.2	$—	$981.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$556.4	$574.8	$—	$—	$574.8
Funds withheld under reinsurance	287.9	287.9	287.9	—	—
Debt	2,006.3	2,189.2	—	2,189.2	—
Total financial liabilities	$2,850.6	$3,051.9	$287.9	$2,189.2	$574.8

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$759.6	$735.1	$—	$—	$735.1
Other investments	124.9	124.9	33.9	—	91.0
Other assets	43.0	43.0	—	—	43.0
Total financial assets	$927.5	$903.0	$33.9	$—	$869.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$570.6	$556.8	$—	$—	$556.8
Funds withheld under reinsurance	272.0	272.0	272.0	—	—
Debt	2,006.0	2,058.7	—	2,058.7	—
Total financial liabilities	$2,848.6	$2,887.5	$272.0	$2,058.7	$556.8

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.
Reinsurance Recoverables Credit Disclosures
A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength rating of the reinsurer. The A.M. Best ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The A.M. Best ratings for the Company’s four largest reinsurers associated with previously disposed businesses (consisting of Sun Life Assurance Company of Canada, John Hancock Life Insurance Company, Talcott Resolution Life and Annuity Insurance Company and Employers Reassurance Corporation (“ERAC”)) have not changed significantly since December 31, 2018, except for ERAC which was affirmed as B+ with a stable outlook and subsequently withdrawn at the

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

request of ERAC in March 2019. As of September 30, 2019 and December 31, 2018, the Company had $776.3 million and $775.9 million, respectively, of reinsurance recoverables from ERAC.
An allowance for doubtful accounts for reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The Company carried an allowance for doubtful accounts for reinsurance recoverables of $0.3 million as of September 30, 2019 and December 31, 2018, respectively.

11. Reserves
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

	For the Nine Months Ended September 30,
	2019	2018
Claims and benefits payable, at beginning of period	$2,813.7	$3,782.2
Less: Reinsurance ceded and other	(2,053.7)	(3,193.3)
Net claims and benefits payable, at beginning of period	760.0	588.9
Acquired reserves as of Acquisition Date (1)	—	140.7
Incurred losses and loss adjustment expenses related to:
Current year	2,034.2	1,602.8
Prior years	(27.3)	(12.1)
Total incurred losses and loss adjustment expenses	2,006.9	1,590.7
Paid losses and loss adjustment expenses related to:
Current year	1,468.4	1,168.8
Prior years	470.4	398.6
Total paid losses and loss adjustment expenses	1,938.8	1,567.4
Net claims and benefits payable, at end of period	828.1	752.9
Plus: Reinsurance ceded and other (2)	2,043.0	3,011.8
Claims and benefits payable, at end of period (2) (3)	$2,871.1	$3,764.7

(1)
Acquired reserves from TWG on the Acquisition Date include $419.9 million of gross claims and benefits payable, and $279.2 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG for the relevant periods since the Acquisition Date.

(2)
Includes reinsurance recoverables and claims and benefits payable of $191.7 million and $265.9 million as of September 30, 2019 and 2018, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

(3)
Claims and benefits payable and related reinsurance ceded were reduced by $730.0 million in December 2018 as result of the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company experienced favorable development in both nine month periods presented in the roll forward table above. Global Lifestyle contributed $28.5 million and $15.9 million to the net favorable development for the nine months ended September 30, 2019 and 2018, respectively. The net favorable development in 2019 was primarily attributable to mobile device protection products and business acquired from TWG, where losses from more recent accident years were favorable to expectations. The net favorable development in 2018 was primarily attributable to lower than expected losses from extended service contracts and mobile device protection products. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $7.5 million and $11.4 million of net unfavorable development for the nine months ended September 30, 2019 and 2018, respectively. The net unfavorable development in 2019 was primarily attributable to $4.5 million in net unfavorable development from prior catastrophes, due to rising severity trends from Hurricane Maria and Michael, partially offset by increased subrogation recoveries associated with the 2017 and 2018 California wildfires. The net unfavorable development in 2018 was attributable to prior catastrophes of $13.3 million driven by Hurricane Maria. Global Preneed, Assurant Health and other contributed $6.3 million and $7.6 million in net favorable development for the nine months ended September 30, 2019 and 2018, respectively.

12. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.8	$300.0	$298.1
4.00% Senior Notes due March 2023	350.0	348.4	350.0	348.1
4.20% Senior Notes due September 2023	300.0	297.7	300.0	296.8
4.90% Senior Notes due March 2028	300.0	296.8	300.0	297.6
3.70% Senior Notes due February 2030	350.0	346.7	—	—
6.75% Senior Notes due February 2034	275.0	272.1	375.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	394.8	400.0	394.5
Total debt		$2,006.3		$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
2030 Senior Notes: In August 2019, the Company issued senior notes with an aggregate principal amount of $350.0 million which bear interest at a rate of 3.70% per year, mature in February 2030 and were issued at a 0.035% discount to the public (the “2030 Senior Notes”). Interest is payable semi-annually in arrears beginning in February 2020. Prior to November 2029, the Company may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
The interest rate payable on the 2030 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
The Company used the net proceeds from the offering, together with cash on hand, to purchase $100.0 million of its 6.75% senior notes due 2034 in a cash tender offer, to redeem $250.0 million of its floating rate senior notes due 2021 (the “2021 Senior Notes”) and to pay related premiums, fees and expenses. In connection with the tender offer, the Company recognized a loss on extinguishment of debt of $31.4 million, primarily related to incremental consideration required to be paid to debtholders as a result of the interest rate differential over the remaining term as compared to current rates. Additionally, the Company recognized a $2.6 million loss from the settlement of the three-year interest rate swap that hedged interest rate exposure on the portion of the 2021 Senior Notes that were redeemed in September 2019. The $2.6 million loss was reclassified out of accumulated other comprehensive income and recorded through interest expense.
In connection with the issuance of the 2030 Senior Notes, the Company recognized $3.0 million of interest expense related to premiums paid for a series of derivative transactions that were entered into in July 2019 to hedge the related interest rate risk.
Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes. As of September 30, 2019, no borrowings have been made under the Credit facility, $441.0 million was available under the Credit Facility and $9.0 million letters of credit were outstanding.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes on an effective yield basis. The amortization of the deferred gain for the three and nine months ended September 30, 2019 was $0.6 million and $2.1 million, respectively. The amortization of the deferred gain for the three and nine months ended September 30, 2018 was $0.7 million and $1.6 million. The remaining deferred gain as of September 30, 2019 was $22.4 million. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the nine months ended September 30, 2018.

13. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2019	$(366.6)	$778.4	$15.2	$15.6	$(113.9)	$328.7
Change in accumulated other comprehensive (loss) income before reclassifications	(23.6)	101.0	0.5	0.2	0.1	78.2
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.6)	2.2	—	(0.3)	(1.7)
Net current-period other comprehensive (loss) income	(23.6)	97.4	2.7	0.2	(0.2)	76.5
Balance at September 30, 2019 (1)	$(390.2)	$875.8	$17.9	$15.8	$(114.1)	$405.2

	Three Months Ended September 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2018	$(355.4)	$266.2	$20.9	$13.0	$(82.6)	$(137.9)
Change in accumulated other comprehensive (loss) income before reclassifications	4.8	(51.0)	0.5	(0.5)	—	(46.2)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4.0	(0.4)	—	0.8	4.4
Net current-period other comprehensive (loss) income	4.8	(47.0)	0.1	(0.5)	0.8	(41.8)
Cumulative effect of change in accounting principles	$0.1	$96.0	$—	$3.9	$(18.0)	$82.0
Balance at September 30, 2018	$(350.5)	$315.2	$21.0	$16.4	$(99.8)	$(97.7)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive (loss) income before reclassifications	(14.6)	581.4	(1.5)	0.7	0.1	566.1
Amounts reclassified from accumulated other comprehensive (loss) income	—	(6.6)	1.0	—	0.1	(5.5)
Net current-period other comprehensive (loss) income	(14.6)	574.8	(0.5)	0.7	0.2	560.6
Balance at September 30, 2019 (1)	$(390.2)	$875.8	$17.9	$15.8	$(114.1)	$405.2

	Nine Months Ended September 30, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive (loss) income before reclassifications	(69.1)	(339.5)	22.1	(5.4)	—	(391.9)
Amounts reclassified from accumulated other comprehensive (loss) income	—	11.4	(1.1)	—	1.8	12.1
Net current-period other comprehensive (loss) income	(69.1)	(328.1)	21.0	(5.4)	1.8	(379.8)
Cumulative effect of change in accounting principles	0.1	62.1	—	3.9	(18.0)	48.1
Balance at September 30, 2018	$(350.5)	$315.2	$21.0	$16.4	$(99.8)	$(97.7)

(1)
Amount includes the $41.0 million of cumulative foreign currency translation losses associated with the investment in Iké. The amount was required to be included as part of the carrying amount of the Iké investment when evaluating that investment for impairment as of September 30, 2019. Such amount, as adjusted for experience, will be credited upon actual sale or acquisition of the equity interests in a future period.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2019	2018
Net unrealized (gains) losses on securities	$(4.5)	$5.1	Net realized gains on investments, excluding other-than-temporary impairment losses
	0.9	(1.1)	Provision for income taxes
	$(3.6)	$4.0	Net of tax
Net unrealized losses (gains) on derivative transactions	$2.0	$(0.5)	Interest expense
	0.2	0.1	Provision for income taxes
	$2.2	$(0.4)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net (gain) loss	$(0.4)	$0.7	(1)
Settlement loss	—	0.4	(1)
	(0.4)	1.1
	0.1	(0.3)	Provision for income taxes
	$(0.3)	$0.8	Net of tax
Total reclassifications for the period	$(1.7)	$4.4	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2019	2018
Net unrealized (gains) losses on securities	$(8.3)	$14.5	Net realized gains on investments, excluding other-than-temporary impairment losses
	1.7	(3.1)	Provision for income taxes
	$(6.6)	$11.4	Net of tax
Net unrealized losses (gains) on derivative transactions	$0.5	$(1.4)	Interest expense
	0.5	0.3	Provision for income taxes
	$1.0	$(1.1)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.2	$1.9	(1)
Settlement loss	—	0.4	(1)
	0.2	2.3
	(0.1)	(0.5)	Provision for income taxes
	$0.1	$1.8	Net of tax
Total reclassifications for the period	$(5.5)	$12.1	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 17 for additional information.

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
Restricted Stock Units
The following table shows a summary of RSU activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RSU compensation expense	$7.9	$10.9	$22.3	$24.7
Income tax benefit	(1.4)	(1.9)	(4.1)	(4.2)
RSU compensation expense, net of tax	$6.5	$9.0	$18.2	$20.5
RSUs granted	29,195	91,579	254,591	513,408
Weighted average grant date fair value per unit	$108.99	$103.41	$98.86	$92.92
Total fair value of vested RSUs	$6.4	$3.5	$33.2	$22.3

As of September 30, 2019, there was $25.6 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PSU compensation expense	$6.7	$6.1	$17.5	$13.4
Income tax benefit	(1.0)	(0.8)	(2.5)	(2.1)
PSU compensation expense, net of tax	$5.7	$5.3	$15.0	$11.3
PSUs granted	—	164,957	246,219	164,957
Weighted average grant date fair value per unit	$—	$123.51	$105.23	$123.51
Total fair value of vested PSUs	$1.9	$1.9	$19.6	$27.5

As of September 30, 2019, there was $32.4 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2019 and 2018 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the nine months ended September 30, 2019 and 2018 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

15. Equity Transactions
Stock Repurchase
During the nine months ended September 30, 2019 and 2018, the Company repurchased 1,582,448 and 783,610 shares of the Company’s outstanding common stock at a cost of $166.1 million and $83.2 million, exclusive of commissions, respectively, leaving $595.1 million remaining under the total repurchase authorization as of September 30, 2019.
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
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9369 (the “minimum conversion rate”) and 1.1242 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the Certificate of Designations of the MCPS.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $4.7 million and $14.0 million for the three and nine months ended September 30, 2019, respectively. The Company paid preferred stock dividends of $4.7 million and $9.5 million for the three and nine months ended September 30, 2018, respectively.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net (loss) income attributable to stockholders	$(54.8)	$53.0	$255.0	$226.0
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(9.5)
Net (loss) income attributable to common stockholders	(59.5)	48.3	241.0	216.5
Less: Common stock dividends paid	(37.3)	(35.5)	(113.0)	(96.1)
Undistributed earnings or losses	$(96.8)	$12.8	$128.0	$120.4
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	61,804,492	63,621,184	62,204,242	57,988,570
Incremental common shares from:
PSUs	—	179,163	256,003	205,370
ESPP	—	—	—	—
MCPS	—	—	—	—
Weighted average common shares used in diluted earnings per common share calculations	61,804,492	63,800,347	62,460,245	58,193,940
Earnings per common share - Basic
Distributed earnings	$0.60	$0.56	$1.82	$1.66
Undistributed earnings or losses	(1.56)	0.20	2.06	2.07
Net (loss) income attributable to common stockholders	$(0.96)	$0.76	$3.88	$3.73
Earnings per common share - Diluted (1)
Distributed earnings	$0.60	$0.56	$1.81	$1.65
Undistributed earnings or losses	(1.56)	0.20	2.05	2.07
Net (loss) income attributable to common stockholders	$(0.96)	$0.76	$3.86	$3.72

(1)	In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.
Average PSUs totaling 261,332 and 69,624 for the three months ended September 30, 2019 and 2018, respectively, and 118 and 31,363 for the nine months ended September 30, 2019 and 2018, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average ESPP totaling 2,631 for the three months ended September 30, 2019 were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,693,588 and 2,715,438 for the three months ended September 30, 2019 and 2018, respectively, and 2,739,875 and 2,161,123 for the nine months ended September 30, 2019 and 2018, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

17. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Company also has various non-contributory, non-qualified supplemental plans covering certain employees including the Assurant Executive Pension Plan and the Assurant Supplemental Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. The Pension Benefits and Retirement Health Benefits (together, the “Plans”) were frozen on March 1, 2016.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three and nine months ended September 30, 2019 and 2018:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Interest cost	$6.2	$5.9	$0.8	$0.7	$0.6	$0.8
Expected return on plan assets	(8.7)	(9.0)	—	—	(0.5)	(0.5)
Amortization of net loss (gain)	—	0.3	0.2	0.4	(0.6)	—
Settlement loss	—	—	—	0.4	—	—
Net periodic benefit cost	$(2.5)	$(2.8)	$1.0	$1.5	$(0.5)	$0.3

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Interest cost	$19.3	$17.5	$2.2	$2.1	$2.4	$2.5
Expected return on plan assets	(26.7)	(27.2)	—	—	(1.4)	(1.6)
Amortization of net loss (gain)	—	0.7	0.8	1.2	(0.6)	—
Settlement loss	—	—	—	0.4	—	—
Net periodic benefit cost	$(7.4)	$(9.0)	$3.0	$3.7	$0.4	$0.9

The Assurant Pension Plan funded status was $70.3 million at September 30, 2019 and $65.1 million at December 31, 2018 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 109% and 110% funded status at September 30, 2019 and December 31, 2018, respectively. During the first nine months of 2019, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2019.

18. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12.1 million and $13.2 million of letters of credit outstanding as of September 30, 2019 and December 31, 2018, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2019 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
Some of the statements included in this MD&A and elsewhere in this Report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, as well as estimated reportable catastrophe losses, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:

(i)	the loss of significant clients, distributors or other parties with whom we do business or those parties facing financial, reputational or regulatory issues;

(ii)	significant competitive pressures, changes in customer preferences and disruption;

(iii)	the failure to find suitable acquisitions, integrate completed acquisitions or grow organically, and risks associated with joint ventures and franchise ownership and operations;

(iv)	the impact of general economic, financial market and political conditions, including unfavorable conditions in the capital and credit markets, and conditions in the markets in which we operate;

(v)	risks related to our international operations, including the United Kingdom’s withdrawal from the European Union, or fluctuations in exchange rates;

(vi)	the impact of catastrophic and non-catastrophe losses;

(vii)	our inability to recover should we experience a business continuity event;

(viii)	our inability to develop and maintain distribution sources or attract and retain sales representatives;

(ix)	the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;

(x)	declines in the value of mobile devices or export compliance risk in our mobile business;

(xi)	negative publicity relating to our products and services or the markets in which we operate;

(xii)	the failure to implement our strategy and to attract and retain key personnel, including senior management;

(xiii)	employee misconduct;

(xiv)	the adequacy of reserves established for claims and our inability to accurately predict and price for claims;

(xv)	a decline in financial strength ratings or corporate senior debt ratings;

(xvi)	an impairment of goodwill or other intangible assets;

(xvii)	the failure to maintain effective internal control over financial reporting;

(xviii)	a decrease in the value of our investment portfolio including due to market, credit and liquidity risks;

(xix)	the impact of U.S. tax reform legislation and impairment of deferred tax assets;

(xx)	the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;

(xxi)	the credit risk of some of our agents;

(xxii)	the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends;

(xxiii)	changes in the method for determining LIBOR or the replacement of LIBOR;

(xxiv)	the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;

(xxv)	breaches of our information systems or those of third parties with whom we do business, or the failure to protect data in such systems, including due to cyber-attacks;

(xxvi)	the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security and data protection;

(xxvii)	the impact from litigation and regulatory actions;

(xxviii)	reductions in the insurance premiums we charge; and

(xxix)	changes in insurance and other regulation.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2018 Annual Report, and “Item 1A—Risk Factors” below and in our 2018 Annual Report.
General
As of September 30, 2019, the Company has four reportable segments, which are defined based on the nature of the products and services offered:

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

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to the Company’s frozen benefit plans. Corporate and Other also includes the amortization of deferred gains associated with the sales of businesses through reinsurance agreements, expenses related to the acquisition of TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”), foreign currency gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses, gains or losses associated with the valuation of our investment in Iké and other unusual or infrequent items. Additionally, the Corporate and Other segment includes amounts related to businesses previously disposed of through reinsurance and the runoff of the Assurant Health business.

The following discussion covers the three and nine months ended September 30, 2019 (“Third Quarter 2019” and “Nine Months 2019”) and the three and nine months ended September 30, 2018 (“Third Quarter 2018” and “Nine Months 2018”).
Executive Summary
Overview:

On May 31, 2018, we acquired TWG for total consideration of $2.47 billion. For more information regarding the acquisition, see Note 4 to the Consolidated Financial Statements included elsewhere in this Report. On August 1, 2018, we sold our valuation and field services business (referred to as “Mortgage Solutions”) to Xome, an indirectly wholly owned subsidiary of WMIH Corp.
In July 2019, we finalized our 2019 property catastrophe reinsurance program. The U.S. per-event catastrophe coverage provides $1.16 billion of protection in excess of $80.0 million of retention, which was reduced from $120.0 million in the 2018 program. The coverage was placed with more than 45 reinsurers that are all rated A- or better by A.M. Best. See “Catastrophe Reinsurance Program” below.
In August 2019, we issued $350.0 million of 3.70% senior notes due 2030, and used the net proceeds, along with cash on hand, to complete a cash tender offer to purchase $100.0 million of the $375.0 million outstanding aggregate principal amount of our 6.75% senior notes due 2034 and to redeem $250.0 million of the $300.0 million outstanding aggregate principal amount of our floating rate senior notes due 2021. A loss on extinguishment of debt of $31.4 million, primarily related to incremental consideration required to be paid to debtholders as a result of the interest rate differential over the remaining term as compared to current rates, was reported in Third Quarter 2019 as a result of the cash tender offer. See “—Liquidity and Capital Resources,” below for further details.
In Third Quarter 2019, we recorded a $124.8 million after-tax loss related to a decrease in the estimated fair value of Iké Group, Iké Asistencia and certain of their subsidiaries (collectively, “Iké”). The loss included a $54.3 million increase in the liability related to our right to acquire the remainder of Iké from the majority shareholders (together with the majority shareholders’ right to put their interests in Iké to us, the “put/call”), a $66.8 million other-than-temporary impairment loss on our 40% ownership interest in Iké that includes consideration of cumulative foreign currency losses of $41.0 million recorded in other comprehensive income, and a $3.7 million valuation allowance against previously established deferred tax assets. In April 2019, we entered into a cooperation agreement with the majority shareholders of Iké to explore strategic alternatives. We also agreed to delay the call and put rights to January 31, 2020. Based on the review of strategic alternatives as of September 30, 2019, we have decided to pursue the sale of our interests in Iké. There can be no assurance that our efforts to sell our interests in Iké will be successful. In addition, there can be no assurance that the final sales price will approximate the expected sales price, which would result in an adjustment to the loss in a future period.
In October 2019, we acquired the remaining 60% interest in MMI-CPR, LLC (dba Cell Phone Repair), a global franchisor of electronic device repair stores focusing on mobile device repair.
Summary of Financial Results:
Consolidated net loss attributable to common stockholders was $59.5 million for Third Quarter 2019 compared with net income attributable to common stockholders of $48.3 million for Third Quarter 2018, primarily driven by the change in fair value of the Company’s investment in Iké, based on the Company’s strategic review process and the intent to now sell the business. In addition, a loss was recorded related mainly to the August 2019 tender offer for a portion of the Company’s senior notes maturing in 2034. The decrease was partially offset by $30.9 million of lower reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums) in Global Housing, and profitable growth within mobile in Global Lifestyle.
Global Housing segment net income increased $22.2 million, or 114%, to $41.6 million for Third Quarter 2019 compared with $19.4 million for Third Quarter 2018, primarily due to lower reportable catastrophes. Segment net income for Third Quarter 2019 included $35.7 million of after-tax reportable catastrophes, primarily from Hurricane Dorian in the Bahamas, compared to $66.6 million in reportable catastrophes in Third Quarter 2018. Excluding reportable catastrophes, segment net income decreased primarily due to lower placement rates and less favorable non-catastrophe loss experience within our Lender-placed Insurance business, as well as the cost of additional catastrophe reinsurance protection; partially offset by higher premium rates in our Lender-placed Insurance business and the absence of losses related to the Mortgage Solutions business in Third Quarter 2018.
Global Housing net earned premiums, fees and other income decreased $11.3 million, or 2%, to $510.3 million for Third Quarter 2019 from $521.6 million for Third Quarter 2018, mainly reflecting the sale of Mortgage Solutions. Excluding Mortgage Solutions, net earned premiums, fees and other income increased 1% primarily due to growth in our ride sharing products and continued growth in our Multifamily Housing business, partially offset by the cost of additional catastrophe reinsurance protection.
Global Lifestyle segment net income increased $26.2 million, or 35%, to $102.1 million for Third Quarter 2019 from $75.9 million for Third Quarter 2018. The increase was primarily due to strong organic growth in Connected Living, mainly from new and existing mobile clients in North America and Asia Pacific, as well as improved operating performance in our

European mobile business. Organic growth in Global Automotive also contributed to earnings. This was partially offset by continued investments to support growth in mobile.
Global Lifestyle net earned premiums, fees and other income increased $207.8 million, or 13%, to $1.75 billion for Third Quarter 2019 from $1.54 billion for Third Quarter 2018. The increase was mostly due to contributions from Connected Living, driven by continued mobile subscriber growth from protection programs added over the last two years, and higher trade-in volumes compared to the prior year period.
Global Preneed segment net income decreased $9.4 million, or 56%, to $7.4 million for Third Quarter 2019 from $16.8 million in Third Quarter 2018, primarily due to an out of period adjustment of $9.9 million related to a net over-capitalization of deferred acquisition costs occurring over a ten-year period. Excluding this adjustment, underlying results increased modestly primarily due to higher investment income from real estate joint venture partnerships and increased assets.
Global Preneed net earned premiums, fees and other income increased $2.7 million, or 6%, to $50.8 million for Third Quarter 2019 from $48.1 million for Third Quarter 2018, primarily driven by growth in pre-funded funeral policies in the U.S. and the prior period sales of the pay for life (“Final Need”) product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our Connected Living, Multifamily Housing and Global Automotive businesses, and manage the pace of declines in placement rates in our Lender-placed Insurance business and the U.S. credit insurance business in Global Financial Services and Other. In addition, our results will be impacted by our ability to integrate TWG and achieve benefits and synergies from the acquisition. Factors affecting these items, including, but not limited to, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors”, below and in our 2018 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2018 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, and to manage our Lender-placed Insurance business, including the expected reduction in loans tracked from a financially insolvent client. Our mobile business is subject to volatility in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as to changes in the mobile device market dynamics. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 1A—Risk Factors—Business and Competitive Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” in our 2018 Annual Report.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the nine months ended September 30, 2019, net cash provided by operating activities was $1.17 billion; net cash used in investing activities was $613.6 million and net cash used in financing activities was $50.1 million. We had $1.75 billion in cash and cash equivalents as of September 30, 2019 as compared to $1.25 billion as of December 31, 2018. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2018 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2018 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2019.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$2,015.4	$1,853.6	$5,952.5	$4,316.8
Fees and other income	295.1	257.9	959.5	976.6
Net investment income	169.5	151.8	490.0	417.6
Net realized gains (losses) on investments	14.9	(5.7)	61.5	(16.6)
Amortization of deferred gains on disposal of businesses	4.4	12.7	16.9	46.2
Total revenues	2,499.3	2,270.3	7,480.4	5,740.6
Benefits, losses and expenses:
Policyholder benefits	705.2	680.9	2,006.9	1,586.1
Amortization of deferred acquisition costs and value of business acquired	869.5	750.6	2,462.6	1,560.2
Underwriting, general and administrative expenses	764.5	736.5	2,388.1	2,229.7
Iké net losses	121.1	—	130.5	—
Interest expense	32.2	26.5	85.2	74.0
Loss on extinguishment of debt	31.4	—	31.4	—
Total benefits, losses and expenses	2,523.9	2,194.5	7,104.7	5,450.0
(Loss) income before provision for income taxes	(24.6)	75.8	375.7	290.6
Provision for income taxes	28.6	22.8	117.7	64.6
Net (loss) income	(53.2)	53.0	258.0	226.0
Less: Net income attributable to non-controlling interest	(1.6)	—	(3.0)	—
Net (loss) income attributable to stockholders	(54.8)	53.0	255.0	226.0
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(9.5)
Net (loss) income attributable to common stockholders	$(59.5)	$48.3	$241.0	$216.5

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net (Loss) Income Attributable to Common Stockholders
Consolidated net loss attributable to common stockholders was $59.5 million for Third Quarter 2019 compared with net income attributable to common stockholders of $48.3 million for Third Quarter 2018. Third Quarter 2019 was impacted by a $124.8 million after-tax loss related to a decrease in the estimated fair value of Iké. The loss included a $54.3 million increase in the liability related to the put/call, a $66.8 million other-than-temporary impairment loss on our 40% ownership interest in Iké that includes consideration of cumulative foreign currency losses of $41.0 million previously recorded in other comprehensive income, and a $3.7 million valuation allowance for previously established deferred tax assets. The deferred tax benefits on the losses recorded in Third Quarter 2019 were fully reduced by valuation allowances. Third Quarter 2019 was also impacted by $29.6 million of after-tax debt related charges that included a $24.8 million after-tax loss on the extinguishment of debt from the $100.0 million cash tender offer of our 6.75% senior notes due 2034 and $4.5 million of additional interest expense from debt related derivative instruments. Excluding these items, net income increased $46.6 million primarily due to a $31.4 million reduction in reportable catastrophes and an increase in net income from the Global Lifestyle segment mostly driven by our Connected Living business due to growth in mobile device protection products and related services.
For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $24.5 million, or 11%, to $241.0 million for Nine Months 2019 from $216.5 million for Nine Months 2018. The increase was primarily driven by growth in our Global Lifestyle segment, benefiting from contributions from the TWG acquisition and continued organic growth in Connected Living, as well as an increase in net realized gains on investments mostly due to an increase in the fair value of equity securities and sales of fixed maturity securities. The increase was also due to a $42.7 million reduction in lower net charges associated with the TWG acquisition and a $32.7 million reduction in reportable catastrophes. These increases were partially offset by $131.4 million after-tax loss related to a decrease in the estimated fair value of Iké, the $29.6 million of debt related charges, as well as additional after-tax interest expense and preferred dividends from acquisition-related financing and lower after-tax amortization of deferred gains associated with the sale of Assurant Employee Benefits.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$475.2	$463.0	$1,407.1	$1,349.1
Fees and other income	35.1	58.6	113.3	238.1
Net investment income	22.4	17.1	66.6	53.2
Total revenues	532.7	538.7	1,587.0	1,640.4
Benefits, losses and expenses:
Policyholder benefits	245.8	264.8	652.5	621.1
Amortization of deferred acquisition costs and value of business acquired	47.3	51.2	158.7	151.2
Underwriting, general and administrative expenses	187.6	198.7	541.6	662.9
Total benefits, losses and expenses	480.7	514.7	1,352.8	1,435.2
Segment income before provision for income taxes	52.0	24.0	234.2	205.2
Provision for income taxes	10.4	4.6	48.4	42.0
Segment net income	$41.6	$19.4	$185.8	$163.2
Net earned premiums, fees and other income:
Lender-placed Insurance	$275.6	$288.9	$831.6	$867.1
Multifamily Housing	108.7	103.4	319.3	300.9
Mortgage Solutions	—	17.3	—	116.1
Specialty and Other	126.0	112.0	369.5	303.1
Total	$510.3	$521.6	$1,520.4	$1,587.2
For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net Income
Segment net income increased $22.2 million, or 114%, to $41.6 million for Third Quarter 2019 from $19.4 million for Third Quarter 2018, primarily due to after-tax reportable catastrophes of $35.7 million in Third Quarter 2019 compared to $66.6 million in Third Quarter 2018. Excluding reportable catastrophes, segment net income decreased $8.7 million, or 10%, primarily due to a decline in placement rates and in-force policies in our Lender-placed Insurance business, higher non-catastrophe loss experience, mainly from our small commercial product and Lender-placed Insurance, and the cost of additional catastrophe reinsurance protection secured as part of the 2019 program. The decrease was partially offset by premium rate increases in Lender-placed Insurance and the sale of our Mortgage Solutions business in Third Quarter 2018.
Total Revenues
Total revenues decreased $6.0 million, or 1%, to $532.7 million for Third Quarter 2019 from $538.7 million for Third Quarter 2018. The decrease was mainly due to a decrease in fees and other income of $23.5 million, or 40%, primarily due to the sale of our Mortgage Solutions business. Net earned premiums increased $12.2 million, or 3%, primarily due to the growth of our Specialty and Other business, mostly driven by our ride sharing, international property and small commercial products, increased premium rates in Lender-placed Insurance and the continued growth from renters insurance in Multifamily Housing. The increase in net earned premiums was partially offset by a decline in placement rates and in-force policies in Lender-placed Insurance, higher reinsurance reinstatement premiums related to Hurricane Dorian in Third Quarter 2019 and the cost of additional catastrophe reinsurance protection. Net investment income increased $5.3 million, or 31%, primarily due to higher income from real estate related investments.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $34.0 million, or 7%, to $480.7 million for Third Quarter 2019 from $514.7 million for Third Quarter 2018. Total policyholder benefits decreased $19.0 million, or 7%, primarily due to a $42.0 million decrease in reportable catastrophe losses, partially offset by higher non-catastrophe losses related to reserve strengthening for our small commercial product, higher frequency and severity of water related claims and modest increases across various other products. Underwriting, general and administrative expenses decreased $11.1 million, or 6%, primarily due to the sale of our Mortgage Solutions business, partially offset by higher expenses to support growth in Specialty and Other and Multifamily Housing.
For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Income
Segment net income increased $22.6 million, or 14%, to $185.8 million for Nine Months 2019 compared to $163.2 million for Nine Months 2018, primarily due to after-tax reportable catastrophes of $41.8 million in Nine Months 2019 compared to $74.3 million in Nine Months 2018. Excluding reportable catastrophes, segment net income decreased $9.9 million, or 4%, primarily driven by a decline in placement rates in Lender-placed Insurance, the cost of additional catastrophe reinsurance protection secured as part of the 2019 program and higher non-catastrophe loss experience from an increase in the frequency and severity of losses from our small commercial product. The decrease was partially offset by premium rate increases in Lender-placed Insurance, the sale of our Mortgage Solutions business in Nine Months 2018 and growth from Multifamily Housing.
Total Revenues
Total revenues decreased $53.4 million, or 3%, to $1.59 billion for Nine Months 2019 from $1.64 billion for Nine Months 2018. The decrease was mainly due to a decrease in fees and other income of $124.8 million, or 52%, primarily due to the sale of our Mortgage Solutions business. Net earned premiums increased $58.0 million, or 4%, primarily due to growth from our Specialty and Other business, mainly small commercial and ride sharing products, premium rate increases in Lender-placed Insurance and continued growth from renters insurance in our Multifamily Housing business, partially offset by a decline in placement rates in Lender-placed Insurance and the cost of additional catastrophe reinsurance protection. Net investment income increased $13.4 million, or 25%, primarily due to higher income from real estate related investments and an increase in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $82.4 million, or 6%, to $1.35 billion for Nine Months 2019 from $1.44 billion for Nine Months 2018. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $121.3 million, or 18%, primarily due to the sale of our Mortgage Solutions business. The decrease was partially offset by an increase in total policyholder benefits of $31.4 million, or 5%, primarily due to unfavorable non-catastrophe loss experience mainly from our small commercial product. The increase in non-catastrophe losses was partially offset by a $43.3 million decrease in reportable catastrophe losses. Amortization of deferred acquisition costs increased $7.5 million, or 5%, primarily related to growth in our small commercial product.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$1,525.1	$1,376.0	$4,499.1	$2,923.9
Fees and other income	224.2	165.5	740.9	638.3
Net investment income	62.1	54.7	177.5	123.4
Total revenues	1,811.4	1,596.2	5,417.5	3,685.6
Benefits, losses and expenses:
Policyholder benefits	392.1	352.2	1,152.2	773.1
Amortization of deferred acquisition costs and value of business acquired	791.9	681.5	2,238.4	1,357.4
Underwriting, general and administrative expenses	496.6	463.0	1,622.6	1,298.4
Total benefits, losses and expenses	1,680.6	1,496.7	5,013.2	3,428.9
Segment income before provision for income taxes	130.8	99.5	404.3	256.7
Provision for income taxes	28.7	23.6	92.3	56.9
Segment net income	$102.1	$75.9	$312.0	$199.8
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$931.9	$735.3	$2,764.6	$1,966.7
Global Automotive	706.9	679.6	2,131.9	1,243.3
Global Financial Services and Other	110.5	126.6	343.5	352.2
Total	$1,749.3	$1,541.5	$5,240.0	$3,562.2
Net earned premiums, fees and other income:
Domestic	$1,237.6	$1,098.8	$3,680.0	$2,414.5
International	511.7	442.7	1,560.0	1,147.7
Total	$1,749.3	$1,541.5	$5,240.0	$3,562.2
For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net Income
Segment net income increased $26.2 million, or 35%, to $102.1 million for Third Quarter 2019 from $75.9 million for Third Quarter 2018. The increase was primarily driven by organic growth in our Connected Living business, mainly from new and existing mobile protection programs in Asia Pacific and North America, higher operating performance in the European mobile business and higher domestic trade-in volumes from our mobile repair and logistics business. Favorable loss experience and organic growth in Global Automotive also contributed to segment net income. The increase was partially offset by an increase in expenses related to the continued investments in our Connected Living business and a decline in Global Financial Services and Other, mainly related to the continued runoff of our domestic credit business and unfavorable foreign exchange.
Total Revenues
Total revenues increased $215.2 million, or 13%, to $1.81 billion for Third Quarter 2019 from $1.60 billion for Third Quarter 2018. Net earned premiums increased $149.1 million, or 11%, mostly driven by our Connected Living business, mainly due to subscriber growth from mobile protection programs, and growth from extended service products and our Global Automotive business, mainly due to strong prior period sales of warranty contracts. Fees and other income increased $58.7 million, or 35%, primarily due to higher domestic trade-in volumes in our mobile repair and logistics business and growth from recently launched mobile programs. Net investment income increased $7.4 million, or 14%, primarily due to higher income from real estate related investments.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $183.9 million, or 12%, to $1.68 billion for Third Quarter 2019 from $1.50 billion for Third Quarter 2018. Policyholder benefits increased $39.9 million, or 11%, primarily driven by growth in our Connected Living business and domestic automotive businesses. Amortization of deferred acquisition costs and value of business acquired increased $110.4 million, or 16%, primarily due to growth in our Connected Living and Global Automotive businesses. Underwriting, general and administrative expenses increased $33.6 million, or 7%, primarily due to growth from new and existing mobile business, including higher trade-in volumes from our domestic mobile repair and logistics business, and continued investments in our Connected Living business.
For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Income
Segment net income increased $112.2 million, or 56%, to $312.0 million for Nine Months 2019 from $199.8 million for Nine Months 2018, primarily due to the TWG acquisition. Excluding TWG, segment net income increased $52.2 million, or 33%, primarily driven by organic growth in our Connected Living business, mainly from new and existing mobile protection programs in Asia Pacific and North America, higher operating performance in the European mobile business and higher domestic trade-in volumes and margins from our mobile repair and logistics business. The increase was partially offset by an increase in expenses related to the continued investments in our Connected Living business, the continued runoff of our domestic credit business and unfavorable foreign exchange.
Total Revenues
Total revenues increased $1.73 billion, or 47%, to $5.42 billion for Nine Months 2019 from $3.69 billion for Nine Months 2018, primarily attributable to TWG. Excluding the impact of TWG, net earned premiums increased $425.1 million, or 20%, mostly driven by organic growth in our Connected Living business, mainly due to subscriber growth from mobile protection programs, and our Global Automotive business, due to strong prior period sales of warranty contracts. The increase was partially offset by unfavorable foreign exchange. Excluding the impact of TWG, fees and other income increased $79.9 million, or 13%, primarily due to higher trade-in volumes from our mobile repair and logistics business and growth from recently launched mobile programs. Excluding the impact of TWG, net investment income increased $13.6 million, or 15%, primarily due to higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $1.58 billion, or 46%, to $5.01 billion for Nine Months 2019 from $3.43 billion for Nine Months 2018, primarily attributable to TWG. Excluding the impact of TWG, policyholder benefits increased $92.2 million, or 16%, primarily driven by growth from our Connected Living and Global Automotive businesses, partially offset by more favorable loss experience in the European mobile business and favorable foreign exchange. Excluding the impact of TWG, amortization of deferred acquisition costs and value of business acquired increased $107.7 million, or 12%, primarily due to growth in our Global Automotive and Connected Living businesses. Excluding the impact of TWG, underwriting, general and administrative expenses increased $251.0 million, or 21%, primarily due to growth in our global mobile programs, including higher trade-in volumes from our domestic mobile repair and logistics business, and continued investments in our Connected Living business, partially offset by favorable foreign exchange.

Global Preneed
Overview
The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$15.1	$14.6	$46.3	$43.4
Fees and other income	35.7	33.5	103.2	97.8
Net investment income	73.0	70.1	212.7	203.8
Total revenues	123.8	118.2	362.2	345.0
Benefits, losses and expenses:
Policyholder benefits	67.3	64.5	202.1	196.2
Amortization of deferred acquisition costs and value of business acquired	30.3	17.9	65.5	51.6
Underwriting, general and administrative expenses	18.2	14.4	49.8	44.4
Total benefits, losses and expenses	115.8	96.8	317.4	292.2
Segment income before provision for income taxes	8.0	21.4	44.8	52.8
Provision for income taxes	0.6	4.6	8.7	11.5
Segment net income	$7.4	$16.8	$36.1	$41.3
For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net Income
Segment net income decreased $9.4 million, or 56%, to $7.4 million in Third Quarter 2019 from $16.8 million in Third Quarter 2018, primarily due to a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period. See Note 2 in the accompanying Notes to Consolidated Financial Statements elsewhere in this Report. The decrease was partially offset by higher income from real estate related investments.
Total Revenues
Total revenues increased $5.6 million, or 5%, to $123.8 million for Third Quarter 2019 from $118.2 million for Third Quarter 2018. Fees and other income increased $2.2 million, or 7%, primarily due to growth in the U.S. business. Net investment income increased $2.9 million, or 4%, primarily due to higher income from real estate related investments and an increase in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $19.0 million, or 20%, to $115.8 million for Third Quarter 2019 from $96.8 million for Third Quarter 2018, primarily due to a $14.2 million out of period adjustment related to an over-capitalization of deferred acquisition costs occurring over a ten-year period.
For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Income
Segment net income decreased $5.2 million, or 13%, to $36.1 million in Nine Months 2019 from $41.3 million in Nine Months 2018, primarily due to a $9.9 million after-tax expense related to an out of period adjustment for the net over-capitalization of deferred acquisition costs occurring over a ten-year period, as well as increased general expenses. The decrease was partially offset by higher income from real estate related investments and an increase in invested assets consistent with the growth of the domestic preneed business, increased sales of Preneed policies and lower mortality.
Total Revenues

Total revenues increased $17.2 million, or 5%, to $362.2 million for Nine Months 2019 from $345.0 million for Nine Months 2018. Fees and other income increased $5.4 million, or 6%, primarily due to growth in the U.S. business, partially offset by unfavorable foreign exchange. Net investment income increased $8.9 million, or 4%, primarily due to higher income from real estate related investments and an increase in invested assets in line with the growth of the domestic preneed business, partially offset by unfavorable foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $25.2 million, or 9%, to $317.4 million for Nine Months 2019 from $292.2 million for Nine Months 2018, primarily due to a $14.2 million out of period adjustment related to the net over-capitalization of deferred acquisition costs occurring over a ten-year period, increased information technology expense and growth in the domestic preneed business, partially offset by favorable foreign exchange.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net earned premiums	$—	$—	$—	$0.4
Fees and other income	0.1	0.3	2.1	2.4
Net investment income	12.0	9.9	33.2	37.2
Net realized gains (losses) on investments	14.9	(5.7)	61.5	(16.6)
Amortization of deferred gains on disposal of businesses	4.4	12.7	16.9	46.2
Total revenues	31.4	17.2	113.7	69.6
Benefits, losses and expenses:
Policyholder benefits	—	(0.6)	0.1	(4.3)
General and administrative expenses	62.1	60.4	174.1	224.0
Iké net losses	121.1	—	130.5	—
Interest expense	32.2	26.5	85.2	74.0
Loss on extinguishment of debt	31.4	—	31.4	—
Total benefits, losses and expenses	246.8	86.3	421.3	293.7
Segment loss before benefit for income taxes	(215.4)	(69.1)	(307.6)	(224.1)
Benefit for income taxes	(11.1)	(10.0)	(31.7)	(45.8)
Segment net loss	(204.3)	(59.1)	(275.9)	(178.3)
Less: Net income attributable to non-controlling interest	(1.6)	—	(3.0)	—
Net loss attributable to stockholders	(205.9)	(59.1)	(278.9)	(178.3)
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(9.5)
Net loss attributable to common stockholders	$(210.6)	$(63.8)	$(292.9)	$(187.8)
For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders increased $146.8 million, or 230%, to a net loss of $210.6 million for Third Quarter 2019 from a net loss of $63.8 million for Third Quarter 2018. Third Quarter 2019 included a $124.8 million of after-tax loss related to a decrease in the estimated fair value of Iké and $29.6 million of debt related charges (each as described above in this MD&A). Excluding these items, the segment net loss attributable to common stockholders decreased $7.6 million, or 12%, primarily due to an increase in net realized gains on investments due to sales of fixed maturity securities and an increase in the fair value of equity securities.
Total Revenues
Total revenues increased $14.2 million, or 83%, to $31.4 million for Third Quarter 2019 from $17.2 million for Third Quarter 2018, primarily due to an increase in net realized gains on investments due to net realized gains from sales of fixed maturity securities and an increase in the fair value of equity securities, partially offset by lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Expenses
Total benefits, losses and expenses increased $160.5 million, or 186%, to $246.8 million for Third Quarter 2019 from $86.3 million for Third Quarter 2018. The increase in expenses was primarily due to a $121.1 million loss related to a decrease in estimated fair value of Iké consisting of a $54.3 million increase in the liability related to the put/call to acquire the remaining 60% interest in Iké and a $66.8 million other-than-temporary impairment loss on our 40% ownership interest in Iké that includes consideration of cumulative foreign currency losses of $41.0 million previously recorded in other comprehensive income. The increase in expenses was further driven by $37.4 million of debt related charges that included a $31.4 million loss on extinguishment of debt and $5.6 million of additional interest expense from derivative instruments. The increase was also due to a $9.6 million incremental loss from the sale our Mortgage Solutions business due to a reduction in the earn-out receivable established at the time of sale resulting from lower than expected retention and achievement of new business targets and unfavorable development on certain claims. These increases were partially offset by lower remeasurement related foreign exchange losses from our operations in Argentina.
For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders increased $105.1 million, or 56%, to a net loss of $292.9 million for Nine Months 2019 from a net loss of $187.8 million for Nine Months 2018. Nine Months 2019 included a $131.4 million of after-tax loss related to a decrease in the estimated fair value of Iké and $29.6 million of after-tax debt related charges reported in Third Quarter 2019. Excluding these items, segment net loss attributable to common stockholders decreased $55.9 million, or 30%, primarily due to an increase in net realized gains on investments that was driven by an increase in the fair value of equity securities and sales of fixed maturity securities, a $42.7 million after-tax reduction in net charges associated with the TWG acquisition and a $24.9 million after-tax decrease in the loss on the sale of our Mortgage Solutions business. The decrease was partially offset by additional interest expense and preferred dividends from acquisition related financing, lower amortization of deferred gains associated with the sale of Assurant Employee Benefits and a $12.2 million after-tax impairment of certain intangible assets from our acquisition of Green Tree.
Total Revenues
Total revenues increased $44.1 million, or 63%, to $113.7 million for Nine Months 2019 from $69.6 million for Nine Months 2018, primarily due to an increase in net realized gains on investments mostly due an increase in the fair value of equity securities and sales of fixed maturity securities, partially offset by lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Expenses
Total benefits, losses and expenses increased $127.6 million, or 43%, to $421.3 million for Nine Months 2019 from $293.7 million for Nine Months 2018. The increase in expenses for Nine Months 2019 was primarily due to a $130.5 million loss related to a decrease in estimated fair value of Iké, $37.4 million of debt related charges associated with debt transactions from Third Quarter 2019, an increase in financing costs related to TWG acquisition financing and a $15.6 million impairment of certain intangible assets from our acquisition of Green Tree. The increases were partially offset by a $52.6 million decrease in net charges associated with the TWG acquisition and a $31.4 million reduction in loss on the sale of our Mortgage Solutions business.

Investments
We had total investments of $14.55 billion and $13.40 billion as of September 30, 2019 and December 31, 2018, respectively. Net unrealized gains on our fixed maturity securities portfolio increased $893.2 million during Nine Months 2019, from $423.1 million as of December 31, 2018 to $1.32 billion as of September 30, 2019. This increase was mainly due to a decrease in U.S. Treasury yields and tightening credit spreads.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2019		December 31, 2018
Aaa / Aa / A	$8,084.0	65.1%	$7,329.8	65.1%
Baa	3,750.9	30.2%	3,322.7	29.5%
Ba	459.0	3.7%	447.9	4.0%
B and lower	126.9	1.0%	156.7	1.4%
Total	$12,420.8	100.0%	$11,257.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturity securities	$125.2	$121.6	$370.3	$334.0
Equity securities	5.2	5.5	16.7	15.6
Commercial mortgage loans on real estate	8.6	8.7	26.3	24.8
Short-term investments	5.0	6.7	16.4	12.8
Other investments	10.7	5.0	23.0	14.9
Cash and cash equivalents	7.5	6.4	21.0	20.8
Revenue from consolidated investment entities (1)	25.6	24.4	90.2	55.3
Total investment income	187.8	178.3	563.9	478.2
Investment expenses	(6.3)	(8.0)	(18.3)	(16.9)
Expenses from consolidated investment entities (1)	(12.0)	(18.5)	$(55.6)	$(43.7)
Net investment income	$169.5	$151.8	$490.0	$417.6

(1)
The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated. Refer to Note 9 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income (loss) from direct investments in:
Real estate funds (1)	$6.5	$(0.4)	$17.3	$1.2
CLO entities	5.3	4.5	12.1	6.4
Investment management fees	1.8	1.8	5.2	4.0
Net investment income from consolidated investment entities	$13.6	$5.9	$34.6	$11.6

(1)
The investment income from the real estate funds includes income (loss) attributable to non-controlling interest of $1.2 million and $2.4 million for the three and nine months ended September 30, 2019. There was no income attributable to non-controlling interest for the three and nine months ended September 30, 2018.

Net investment income increased $17.7 million, or 12%, to $169.5 million for Third Quarter 2019 from $151.8 million for Third Quarter 2018. The increase was primarily driven by higher income from consolidated investment entities (“CIEs”) and an increase in income from other investments, which was primarily driven by proceeds from the sale of a direct real estate joint venture property and an increase in fair market value of certain other properties. The higher income from CIEs was primarily related to our investment in the real estate funds due to an increase in the fair market value of certain real estate properties and additional Assurant-issued collateralized loan obligation (“CLO”) structures launched after Third Quarter 2018. The remainder of the increase is primarily related to income from higher overall invested assets.
Net investment income increased $72.4 million, or 17%, to $490.0 million for Nine Months 2019 from $417.6 million for Nine Months 2018 benefiting from the investments acquired from the TWG acquisition. Excluding TWG, net investment income increased $31.9 million, or 8%, primarily driven by an increase in income from CIEs. The higher income from CIEs was primarily related to our investment in our real estate funds resulting from an increase in the fair market value of certain real estate properties and income from our direct investment in Assurant-issued CLO structures that were launched after Third Quarter 2018. The increase in net investment income was due to an increase in income from other investments, which was primarily driven by proceeds from the sale of direct real estate joint venture properties and an increase in fair market value of certain other properties as well as increased income from higher overall invested assets consistent with the underlying growth of our business. The increase was partially offset by a decrease of $2.9 million in interest income related to the recovery of losses on certain mortgage-backed securities and $2.4 million of interest income from the reinvestment of debt proceeds in anticipation of the TWG acquisition that were recorded for the Nine Months 2018.
As of September 30, 2019, we owned $72.2 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $59.7 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on our investments, see Notes 8 and 10 to the Consolidated Financial Statements included elsewhere in this Report.

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
The 2019 catastrophe reinsurance program also includes Caribbean protection of up to $177.5 million of protection in excess of a $17.5 million retention. In Third Quarter 2019, we placed additional coverage for a third event in the Caribbean, with protection of up to $27.5 million in excess of a $17.5 million retention, and Latin America protection of up to $423.0 million of protection in excess of a $4.5 million retention.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our insurance subsidiaries’ ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the jurisdictions in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2018 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”).
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2018 Annual Report.
For 2019, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $353.3 million.
Holding Company
As of September 30, 2019, we had approximately $385.0 million in holding company liquidity, $160.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and Mandatory Convertible Preferred Stock (“MCPS”) dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $544.2 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $472.0 million for Nine Months 2019. In 2018, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $739.0 million, which included approximately $727.0 million from subsidiaries in our Global Housing, Global Lifestyle and Global Preneed operating segments and approximately $12.0 million from Assurant Health and capital formerly backing Assurant Employee Benefits.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Nine Months 2019 and the year ended December 31, 2018, we made common stock repurchases and paid dividends to our common stockholders of $279.1 million and $266.1 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to approval by the Company’s Board of Directors (the “Board”) and market conditions.

In 2014, we made an approximately 40% investment in Iké, a services assistance business, for which we paid approximately $110.0 million. We also entered into a shareholders agreement with the majority shareholders that provided us with the right to acquire the remainder of Iké from the majority shareholders, and the majority shareholders the right to put their interests in Iké to us, in mid-2019. In April 2019, we entered into a cooperation agreement with the majority shareholders of Iké to explore strategic alternatives. We also agreed to delay the call and put rights to January 31, 2020. Based on the review of strategic alternatives as of September 30, 2019, we have decided to pursue the sale of our interests in Iké. In Third Quarter 2019, we recorded a $124.8 million after-tax loss related to a decrease in the estimated fair value of Iké. There can be no assurance that our efforts to sell our interests in Iké will be successful. In addition, there can be no assurance that the final sales price will approximate the expected sales price, which would result in an adjustment to the loss in a future period. See Note 5 in the accompanying Notes to Consolidated Financial Statements elsewhere in this Report.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”). In addition, in January 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.

Dividends and Repurchases
We paid dividends of $0.60 per common share on September 16, 2019 to stockholders of record as of August 26, 2019, and dividends of $1.6250 per share of MCPS on September 16, 2019 to stockholders of record as of September 1, 2019. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock.
During Nine Months 2019, the Company repurchased 1,582,448 shares of our outstanding common stock at a cost of $166.1 million, exclusive of commissions. As of September 30, 2019, $595.1 million remained under the Board repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9369 (the “minimum conversion rate”) and 1.1242 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $4.7 million and $14.0 million for Third Quarter 2019 and Nine Months 2019, respectively. For additional information regarding the MCPS, see Note 15 in the Consolidated Financial Statements included elsewhere in this Report.
Credit Facility
We have a Credit Facility with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided we are in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes. As of September 30, 2019, $441.0 million was available under the Credit Facility and $9.0 million letters of credit were outstanding.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.8	$300.0	$298.1
4.00% Senior Notes due March 2023	350.0	348.4	350.0	348.1
4.20% Senior Notes due September 2023	300.0	297.7	300.0	296.8
4.90% Senior Notes due March 2028	300.0	296.8	300.0	297.6
3.70% Senior Notes due February 2030	350.0	346.7	—	—
6.75% Senior Notes due February 2034	275.0	272.1	375.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	394.8	400.0	394.5
Total debt		$2,006.3		$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

2030 Senior Notes: In August 2019, we issued senior notes with an aggregate principal amount of $350.0 million which bear interest at a rate of 3.70% per year, mature in February 2030 and were issued at a 0.035% discount to the public (the “2030 Senior Notes”). Interest is payable semi-annually in arrears beginning in February 2020. Prior to November 2029, we may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
We used the net proceeds from the offering, together with cash on hand, to purchase $100.0 million of our 6.75% senior notes due 2034 in a cash tender offer, to redeem $250.0 million of our floating rate senior notes due 2021 and to pay related premiums, fees and expenses.
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (3.36% as of September 30, 2019) and matures in March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million outstanding aggregate principal amount of the 2021 Senior Notes.

•
2023 Senior Notes: The second series of senior notes is $300.0 million in principal amount, bears interest at 4.20% per year, matures in September 2023 and was issued at a 0.233% discount to the public (the “2023 Senior Notes”). Interest on the 2023 Senior Notes is payable semi-annually. Prior to August 2023, we may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

•
2028 Senior Notes: The third series of senior notes is $300.0 million in principal amount, bears interest at 4.90% per year, matures in March 2028 and was issued at a 0.383% discount to the public (the “2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part of a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

The interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
Other Notes
In March 2013, we issued two series of senior notes with an aggregate principal amount of $700.0 million. The first series was $350.0 million in principal amount, bore interest at 2.50% per year and was repaid at maturity in March 2018. The second series is $350.0 million in principal amount and was issued at a 0.365% discount to the public. This series bears interest at 4.00% per year and matures in March 2023. Interest is payable semi-annually. We may redeem the outstanding series of senior notes in whole or in part at any time and from time to time before maturity at the redemption price set forth in the global note representing the outstanding series of senior notes.
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, we completed cash tender offers of $100.0 million each in aggregate principal amount of such senior notes. A loss on extinguishment of debt of $31.4 million was reported in Third Quarter 2019 and the outstanding aggregate principal amount of the senior notes was $275.0 million as of September 30, 2019.
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
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2019	2018
Operating activities	$1,167.9	$454.6
Investing activities	(613.6)	(1,904.4)
Financing activities	(50.1)	1,790.4
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(30.8)
Net change in cash	$495.3	$309.8

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
Net cash provided by operating activities was $1.17 billion for Nine Months 2019 compared to $454.6 million for Nine Months 2018. The increase in net cash provided by operating activities was primarily due to growth of our Global Lifestyle business that benefitted from the TWG acquisition and organic growth in Connected Living from new and existing mobile protection programs domestically and internationally as well as a decrease in claim payments for reportable catastrophes. Additionally, Nine Months 2018 included a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business in the prior year.
Net cash used in investing activities was $613.6 million for Nine Months 2019 compared to $1.90 billion for Nine Months 2018. The decrease in net cash used in investing activities was primarily due to the acquisition of TWG in the Second Quarter 2018 when $1.49 billion of cash was used to fund a portion of the $2.47 billion purchase price. Also contributing to the decrease was less cash used in investing activities from our CIEs, mostly due to the timing of CLO structures launched in each year. See Note 9 to the Consolidated Financial Statements, included elsewhere in this Report, for additional information. These are partially offset by normal changes in our operating portfolio.
Net cash used in financing activities was $50.1 million for Nine Months 2019 compared to $1.79 billion of net cash provided by financing activities for Nine Months 2018. The decrease in net cash provided by financing activities was primarily due to acquisition related financing obtained in Nine Months 2018 in anticipation of the TWG acquisition. Net proceeds from the issuance of debt and preferred stock related to the TWG acquisition were $1.29 billion and $276.4 million, respectively. A portion of these proceeds were used to repay the Company’s then outstanding $350.0 million senior notes that matured in March of 2018. The decrease in net cash provided by financing activities also included a $473.6 million decrease in cash provided by our CIEs, net of repayments of borrowings to short-term warehouse facilities, primarily related to the timing of CLO structures launched in each year and a $31.4 million loss on extinguishment of debt in connection with the tender offer of $100.0 million of our 6.75% senior notes due 2034. Additionally, net cash used in financing activities for Nine Months 2019 included a $19.3 million settlement of a contingent payable related to the Company’s acquisition of certain renewal rights to the National Flood Insurance Program block of business of Nationwide Mutual Insurance Company that was established on the acquisition date in March 2016.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
Interest paid on debt	$102.8	$72.5
Common stock dividends	113.0	96.1
Preferred stock dividends	14.0	9.5
Total	$229.8	$178.1
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $12.1 million and $13.2 million of letters of credit outstanding as of September 30, 2019 and December 31, 2018, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2018 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. The A.M. Best rating for Employers Reassurance Corporation (“ERAC”), one of our largest reinsurers, was affirmed as B+ with a stable outlook and subsequently withdrawn at the request of ERAC in March 2019. Refer to Note 10 to our Consolidated Financial Statements included elsewhere in this Report for more information. There were no other material changes to the assumptions or risks during Third Quarter 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2019, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2019, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
On May 31, 2018, we completed our acquisition of TWG. During the quarter ended September 30, 2019, we continued to integrate TWG into our internal control environment. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff, and may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including regulatory examinations, investigations and inquiries. Although we cannot predict the outcome of any litigation or regulatory examinations, investigations or inquiries, it is possible that the outcome of such matters could have a material adverse effect on our consolidated results of operations or cash flows for an individual reporting period. However, on the basis of currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on our financial condition. For additional information on certain legal and regulatory matters in which we are or have been involved, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A. Risk Factors” in our 2018 Annual Report and below in this Report. Except as set forth below, there have been no material changes during Third Quarter 2019 to the risk factors disclosed in our 2018 Annual Report. The risk factors set forth below should be read together with the other risk factors disclosed in our 2018 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.

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

If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these and other risks, in particular where certain countries or regions have recently experienced economic or political instability, such as in Argentina, Brazil, South Korea and the United Kingdom (the “U.K.”). For information on the U.K. and Brexit (as defined hereafter), see “ - The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.”

As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of credit, letters of guarantee and real estate, but we may not recover amounts owed to us fully or timely as a result of difficulties enforcing contracts or judgments in undeveloped or evolving legal systems and other factors. As our international business grows, we rely increasingly on fronting carriers or intermediaries in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business, including if there is a no-deal Brexit. If they fail to do so, our business, reputation and relationships with our customers could be adversely affected.

For additional information on the significant international regulations that apply to us, including data protection regulations, and the risks relating thereto, see “Item 1 - Business - Regulation - International Regulation” in our 2018 Annual Report, “Item 1A - Risk Factors - Technology, Cybersecurity and Privacy Risks - The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation” in our 2018 Annual Report, “ - Legal and Regulatory Risks - We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations” and “Item 1A - Risk Factors - Legal and Regulatory Risks - Our business is subject to risks related to litigation and regulatory actions” in our 2018 Annual Report.

The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.

There is considerable uncertainty concerning the terms and timing of the withdrawal of the U.K. from the European Union (the “E.U.”), referred to as “Brexit”. In October 2019, the E.U. and the U.K. government agreed to the terms of a withdrawal agreement, which has not yet been ratified by the U.K. parliament. The E.U. and the U.K. also agreed to extend the date on which the U.K. will leave the E.U. to January 31, 2020 (the “Exit Date”).

We currently conduct business in Europe through our U.K. insurance subsidiaries. If the U.K. parliament ratifies the withdrawal agreement prior to the date on which the U.K. leaves the E.U., we expect to be able to continue to use our U.K. insurers to conduct business in Europe until at least December 31, 2020. If the U.K. leaves the E.U. on the Exit Date with no agreement (known as a “no-deal Brexit”), we will no longer be able to use our U.K. insurers to write new business in Europe. Under guidance issued by the European Insurance and Occupational Pensions Authority, we expect that our U.K. insurers would be able to continue to service existing insurance policies following a no-deal Brexit for a transitional period of at least 9 months.

We are continuing to prepare for potential outcomes of Brexit, including a no-deal Brexit. We have established insurance subsidiaries in the Netherlands and are in the process of obtaining the necessary regulatory approvals. There can be no assurance that we will receive them in time for us to transition our business in the E.U. by the Exit Date, or at all. We are separately working on contingency arrangements to permit us to write new business in Europe if our Dutch insurers are not approved by the Exit Date. These arrangements require time to operationalize, and they may not be in place for all of our European business by the Exit Date.

If we are unable to write new business in Europe following Brexit, either through our Dutch insurers or through contingency arrangements, our European business may be adversely affected due to, among other things, financial exposure to client losses, increased cost of doing business and reputational damage. Additionally, the terms and timing of Brexit could subject us to operational challenges in Europe, which may have a negative impact on our business, and post-Brexit changes to the E.U. and U.K. legal, trade and regulatory frameworks could increase compliance costs and negatively impact the region’s economic conditions, financial markets and exchange rates. Based on our current assumptions, estimates and expectations, and the size of our operations in Europe, we do not believe that the impact of Brexit, including a no-deal Brexit, will be material to our overall financial condition or annual results of operations.

We face risks associated with joint ventures, franchises and investments in which we share ownership or management with third parties.

From time to time, we have and may continue to enter into joint ventures and franchises and invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures, franchises or entities. As a result, we may face certain operating, financial, legal, regulatory, compliance and other risks relating to these joint ventures, franchises and entities, including risks related to the financial strength of joint venture partners, franchisees and other investors; the willingness of joint venture partners, franchisees and other investors to provide adequate funding for the joint venture, franchise or entity; differing goals, strategies, priorities or objectives between us and joint venture partners, franchisees or other investors; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture, franchise or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, franchise, entity, joint venture partners, franchisees or other investors; the risk that the actions of joint venture partners, franchisees and other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with joint venture partners, franchisees or other investors. As a result, joint ventures, franchises and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.

Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory or subject to guaranteed buybacks and to export compliance and other risks.

The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could adversely affect our profitability. In our mobile business, we carry inventory to meet the delivery requirements of certain clients and we provide the guaranteed buyback of devices as part of our trade-in and upgrade offerings. These devices are ultimately disposed of through sales to third parties. Our mobile business is subject to the risk that the value of devices and parts will be adversely affected by price reductions, technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition and growing industry emphasis on cost containment. The value of devices may also be impacted by any adverse trade relationship between the U.S. and China, including with respect to trade policies, treaties, government relations, tariffs and other trade restrictions. If the value of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.

Our sales of mobile devices to third parties, particularly those domiciled outside of the U.S., subject us to compliance risks relating to export control laws and regulations. Furthermore, third parties to whom we sell mobile devices may violate such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, financial condition and results of operations. For more information on the risks relating to our international operations, see “ - We face risks associated with our international operations.”

Financial Risks

A credit rating agency downgrade of our corporate senior debt rating could have a significant adverse impact on our business.

Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa3 by Moody’s, reflecting one notch downgrades following the financing and closing of the TWG transaction. The ratings from both S&P and Moody’s currently carry a stable outlook.

If our senior debt credit ratings were downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be adversely affected. In particular, a downgrade could adversely affect our liquidity, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. For example, the interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes is subject to increase if either of Moody’s or S&P downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded further. See Note 18 to the consolidated financial statements included in our 2018 Annual Report, Note 12 to the Consolidated Financial Statements included elsewhere in this Report and the MD&A included elsewhere in this Report for additional information on the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes, and the impact of rating changes.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting. During the nine months ended September 30, 2019, we continued to integrate TWG into our internal control environment. While management has certified that our internal control over financial reporting was effective as of September 30, 2019, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We also rely on manual processes and procedures that involve a higher risk of error than automated processes. Any failure to implement required controls, or difficulties or errors encountered in their operation, could adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Internal control deficiencies may also prevent us from reporting our financial information on a timely basis; or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.

Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.

In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have also exited certain businesses through reinsurance. For example, we have sold our Long-Term Care division, the insurance operations of our Fortis Financial Group division, including individual life operations and annuity business, and our Assurant Employee Benefits segment. The reinsurance recoverable relating to these dispositions was $4.33 billion as of September 30, 2019. The four reinsurers with the largest reinsurance recoverable balances relating to these dispositions were Sun Life Assurance Company of Canada (“Sun Life”), John Hancock Life Insurance Company (“John Hancock”), Talcott Resolution Life and Annuity Insurance Company (“Talcott Resolution”) and Employers Reassurance Corporation (“ERAC”). The A.M. Best ratings of Sun Life, John Hancock and Talcott Resolution are currently A+, A+ and B++, respectively. A.M. Best withdrew its rating for ERAC on March 26, 2019. Most of the assets backing reserves coinsured under these and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us. In addition, there are no assets or other collateral backing reserves relating to the reinsurance recoverable for ERAC.

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

For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risks - Credit Risk” in our 2018 Annual Report.

Legal and Regulatory Risks

We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.

We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states, and the other jurisdictions in which we operate. For example, we are subject to regulation by state and territory insurance regulators in the U.S., by the Prudential Regulatory Authority and the Financial Conduct Authority in the U.K. and agencies such as the SEC, both in our capacity as a publicly-traded company and through our registered investment adviser subsidiary. We are also subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, data privacy and protection, taxation, environmental protection, wage-and-hour standards and employment and labor relations. Furthermore, our domestic and international insurance subsidiaries are subject to extensive regulatory oversight, including: restrictions and requirements related to licensing; capital, surplus and dividends; underwriting limitations; the ability to enter, exit and continue to operate in markets, including as a result of Brexit; statutory accounting and other disclosure requirements; coverage; the ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.

The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources and increase the costs and risks of doing business in these jurisdictions. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business and significantly harm our business and results of operations. While we attempt to comply with applicable laws and regulations, there can be no assurance that we or our employees, consultants, contractors and other agents are in full compliance with such laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties, civil remedies or other adverse consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business, redress to clients, exposure to negative publicity or reputational damage and harm to client, employee and other relationships. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. For additional discussion of the various laws and regulations affecting our business, see “Item 1 - Business - Regulation” in our 2018 Annual Report and “ - Business and Competitive Risks - The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2019	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Programs (1)
January 1 - 31	189,230	$93.43	189,230	$743.5
February 1 - 28	152,000	98.39	152,000	728.5
March 1 - 31	184,449	97.07	184,449	710.6
April 1 - 30	196,583	94.37	196,583	692.1
May 1 - 31	184,000	97.13	184,000	674.2
June 1 - 30	131,000	104.93	131,000	660.5
July 1 - 31	154,000	111.57	154,000	643.3
August 1 - 31	125,186	118.80	125,186	628.4
September 1 - 30	266,000	125.38	266,000	595.1
Total	1,582,448	$104.97	1,582,448	$595.1

(1)
Shares purchased pursuant to the November 14, 2016 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. On November 5, 2018, our Board of Directors authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock. As of September 30, 2019, approximately $595.1 million remained under the November 2018 authorization.

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

4.1	Indenture, dated as of March 28, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-31978) filed with the SEC on March 28, 2013).

4.2	Form of 3.700% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-31978) filed with the SEC on August 22, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: November 7, 2019