Form 10-K
period 2019-12-31
ASSURANT, INC.
filed 2020-02-19
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to .

Commission file number 001-31978

Assurant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.47 billion as of the last business day of the fiscal quarter ended June 30, 2019 based on the closing sale price of $106.38 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 14, 2020 was 59,823,754.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2020 annual meeting of stockholders is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Report”), particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a leading global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. We partner with leading brands to develop innovative products and services and to deliver an enhanced customer experience. We operate in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Lifestyle, Global Housing and Global Preneed. Through our Global Lifestyle segment, we provide mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”). Through our Global Housing segment, we provide lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). Through our Global Preneed segment, we provide pre-funded funeral insurance, final need insurance and related services.
Our Competitive Strengths
Our financial strength and core capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2019, we had $44.29 billion in total assets and our debt to total capital was 26.2%. In addition, our Global Lifestyle, Global Housing and Global Preneed segments generate significant operating cash flows, which provides us with the flexibility to make investments to strengthen our strategic capabilities and enter into and grow partnerships with our clients.
Client and consumer insights and evolving capabilities support innovation. During our long business tenure, we have developed a comprehensive understanding of our clients and the consumer markets we serve. We seek to leverage consumer insights, together with deep market knowledge and capabilities, to anticipate and identify the specific needs of our clients and the consumers they serve. We intend to continue capitalizing on our consumer insights, as well as to leverage investments in emerging technologies, to introduce new and innovative products and services and adapt those offerings to anticipate and address emerging issues.
Value chain integration. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on client needs and provide a seamless experience for consumers. Offering end-to-end solutions allows us to provide additional value for consumers and adapt more quickly and efficiently to their needs. Visibility across the value chain helps us leverage insights to further improve the customer experience and our offerings.
Our Strategy for Profitable Growth
Our vision is to be the premier provider of lifestyle and housing solutions globally. To achieve this vision, we positioned ourselves for continued long-term profitable growth by:
Growing our portfolio of market leading businesses. We leverage our competitive strengths to focus on businesses where we can maintain or reach market-leading positions, achieve attractive returns and grow. We periodically assess our business portfolio to ensure we align resources with the best opportunities and we have identified Connected Living, Global Automotive and Multifamily Housing as key businesses targeted for growth. We intend to grow our businesses by continuing to invest in capabilities and technology which allows us to innovate and deliver superior customer experience, as well as further expanding our offerings and diversifying our distribution channels.
Providing integrated offerings. We provide an array of services that are complementary to our risk-based products. As we adapt our business portfolio and capabilities to respond to client and consumer needs, we expect to continue to drive additional value to consumers by expanding our fee-for-service offerings and evolving our mix of business. We expect to generate a more diversified mix of business and earnings.
Deploying our capital strategically. We deploy capital to invest in and grow our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management. We target new businesses and capabilities that complement or support our strategy, which is focused on expanding capabilities and distribution in targeted growth businesses globally.
2019 Highlights
In 2019, we grew earnings as we added and renewed a number of client partnerships across Global Lifestyle and Global Housing and launched several new product offerings. We had significant organic growth in our mobile business, including as a result of scaling new and existing client partnerships, and a full year of contributions from our acquisition of TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”). During the year, we also continued to make investments to support the launch of new programs, while enhancing our capabilities to support future growth. For example, we acquired Cell Phone Repair, a global franchisor of electronic device repair stores focusing on mobile device repair, and we are making additional targeted investments in emerging technologies to enhance the customer experience. To support long-term growth, we also launched a multi-year transformation of our information technology to realign our IT operating model and fund investments in our technology infrastructure and cloud capabilities. We will continue to focus on investing in our key capabilities and strengthening our competitive advantage as we look to deliver more value for our clients and their customers
In 2019, we made considerable progress in integrating our acquisition of TWG, generating operating synergies and growing from the scale and expertise we acquired. We also undertook a strategic review of our investment in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”). As part of our initial investment in 2014, we entered into a shareholders agreement with the majority shareholders that provided us with the right to acquire the remainder of Iké from the majority shareholders and the majority shareholders the right to put their interests in Iké to us (together, the “put/call”). In the third quarter of 2019, we decided to pursue the sale of our interests in Iké and in January 2020, we entered into agreements to sell our interests in Iké to certain management shareholders of Iké. The sale is subject to customary closing conditions, including regulatory approvals. For additional information on this transaction, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
Throughout the year, we also undertook capital initiatives to drive shareholder value. In 2019, we returned $426.3 million to shareholders through share repurchases and common stock dividends. In 2019, we also refinanced our debt at lower interest rates. In August 2019, we issued $350.0 million of 3.70% senior notes due 2030, and used the net proceeds, along with cash on hand, to complete a cash tender offer to purchase $100.0 million of the $375.0 million then outstanding aggregate principal amount of our 6.75% senior notes due 2034 and to redeem $250.0 million of the $300.0 million then outstanding aggregate principal amount of our floating rate senior notes due 2021.
Segments
The composition of our reportable segments matches how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 6 to the Consolidated Financial Statements included elsewhere in this Report.

Global Lifestyle

	Years Ended December 31,
	2019	2018	2017
Net earned premiums, fees and other income by product:
Connected Living (mobile and service contracts) (1)	$3,768.4	$2,800.6	$2,156.0
Global Automotive	2,873.6	1,909.2	782.8
Global Financial Services and Other	452.2	473.5	457.4
Total	$7,094.2	$5,183.3	$3,396.2
Segment net income	$409.3	$297.7	$178.0
Segment Equity	$3,948.2	$4,073.2	$1,967.3

(1)
For the years ended December 31, 2019, 2018 and 2017, 55.9%, 55.4%, and 58.7%, respectively, of net earned premiums, fees and other income was from mobile products and 44.1%, 44.6%, and 41.3%, respectively, was from service contracts, including assistance services.

Our Products and Services
The key lines of business in Global Lifestyle are: Connected Living, which includes mobile device solutions and extended service contracts (insurance policies and warranties) (“ESCs”) for consumer electronics and appliances; Global Automotive; and Global Financial Services and Other.
Connected Living: Through partnerships with mobile device carriers, retailers, multiple system operators (“MSOs”), original equipment manufacturers (“OEMs”) and financial and other institutions, we underwrite and provide administrative support and related services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the insurance, ESC or warranty, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery and repair and logistics. For example, we seek to provide end-to-end mobile device lifecycle services in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to meet an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium customer support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices. We believe that with the required administrative capability, supply chain, technical support infrastructure and insurance underwriting capabilities, we maintain a differentiated position in this marketplace.
In 2019, Connected Living also included our 40% interest in Iké. Iké primarily provides roadside assistance, home assistance and travel, mobile and other protection products and services. On January 29, 2020, we entered into agreements to sell our interests in Iké to certain management shareholders of Iké.
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
Global Financial Services and Other: Our Global Financial Services and Other business maintains a suite of protection and assurance products that deliver a combination of features and benefits for varying customer segment needs. With major financial services clients, we provide value-added financial services in the U.S. and internationally, ranging from credit insurance to inclusive credit card benefits and travel coverages. Although traditional credit insurance has been in decline in North America, it remains a core offering in select international markets.
Distribution and Clients
Global Lifestyle operates globally, with approximately 76% of its revenue from North America (the U.S. and Canada), 9% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 8% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 7% from Asia Pacific (South Korea, China, Japan, Australia, India, Singapore and New Zealand) for the year ended December 31, 2019. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile device carriers, retailers, MSOs, OEMs and financial and other institutions to market our mobile device solutions and with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and MSOs to market our ESC products and related services. In Global Automotive we partner with auto dealers and agents, third-party administrators and manufacturers to market our vehicle protection and related services. In Global Financial Services and Other, we partner with financial institutions, insurers and retailers to market our credit insurance and embedded card offerings. Systems, training, computer hardware and our overall market development approach are customized to fit the needs of each targeted market.
Most of our distribution agreements are exclusive. Typically, these agreements are multi-year with terms generally between three and five years and allow us to integrate our administrative systems with those of our clients.
As of December 31, 2019, no single Global Lifestyle client accounted for 10% or more of our consolidated revenue. However, Global Lifestyle is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business and Competitive Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity

The mobile insurance market is a large and growing global market, characterized by growth in the “Internet of Things” and evolving wireless standards, particularly the advent of 5G. While smartphone penetration in the U.S., Japanese and European markets is high, other markets are less mature and present higher growth opportunities. The worldwide used and refurbished smartphone market is also expected to continue to grow.
In addition, consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their mobile devices through their daily interaction with a connected world. Customer support, device financing, buyback and trade-in programs are some of the areas that continue to gain traction. Expanded capabilities like repair and logistics, technical support for customers and digital security allow us to create product and service offerings that customers find compelling.
Our business is subject to fluctuations in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as customer preferences. As a general trend, we believe the average smartphone replacement cycle is lengthening, which may increase attachment rates for mobile protection offerings; however, this trend may be reversed based on new technology and innovation.
In the vehicle sales markets, we expect U.S. new vehicle sales to remain relatively flat, while the used vehicle market remains strong and continues to grow. We work closely with our partners to develop innovative offerings that reflect the rapid evolution of the large, but fragmented U.S. market. In addition, new vehicle sales outside of the U.S. continue to grow in most markets.
Consumers are becoming increasingly connected across their mobile devices, vehicles and homes, which is creating a global market for smart home devices and related services. As we enter the “Connected Decade” we believe it will create long-term opportunities for Assurant as consumers’ lifestyles will increasingly intertwine with their connected ecosystems.
In our financial services business, we anticipate continued declines in our traditional credit insurance in North America. Our focus is on expanding our partnerships with leading financial institutions to offer credit card offerings to their customers. The traditional credit and credit card products are actively sold in select international markets.
On May 31, 2018, we acquired TWG, which specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. We believe the acquisition has enhanced our position as a leading lifestyle provider, particularly within the Global Automotive business, with new client partnerships, distribution channels and a deepened global footprint across 21 countries, including key markets such as Asia Pacific. We have generated significant operating synergies by optimizing global operations.
Risk Management
We earn premiums on our insurance and warranty products and fees for our other services. We write a portion of our contracts on a retrospective commission basis. This allows us to adjust commissions on the basis of claims experience. Under these commission arrangements, our clients’ compensation is based upon the actual losses incurred compared to premiums earned after a specified net allowance to us. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure. For additional risks relating to our Global Lifestyle segment, please see “Item 1A – Risk Factors.”
Inventory
In our mobile business, we carry inventory to meet the delivery requirements of certain clients and we provide the guaranteed buyback of devices as part of our trade-in and upgrade offerings. These devices are ultimately disposed of through sales to third parties. Inventory levels may vary from period to period due to, among other things, differences between actual and forecasted demand, the addition of new devices and parts and strategic purchases. Payment terms with clients also vary, which may result in less inventory financed by clients and more inventory financed with our own capital.
We take various actions to manage our inventory, including monitoring our inventory levels, managing the timing of purchases and obtaining return rights for some programs and devices. However, the value of our inventory (as well as devices that are subject to guaranteed buybacks) will be adversely impacted by price reductions, technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, growing industry emphasis on cost containment and adverse foreign trade relationships. No assurance can be given that we will be adequately protected against declines in inventory value. See “Item 1A – Risk Factors – Business and Competitive Risks – Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, to the risk of guaranteed buybacks, and to export compliance and other risks.”
Seasonality

We experience seasonal fluctuations that impact demand in each of our lines of business. For example, seasonality for ESCs and VSCs aligns with the seasonality of the retail and automobile markets. In addition, our mobile results, which align with the seasonality of mobile device sales and are affected by trade-in volumes, may fluctuate quarter to quarter due to the actual and anticipated timing of the release of new devices and carrier promotional programs.
Global Housing

	Years Ended December 31,
	2019	2018	2017
Net earned premiums, fees and other income by product:
Lender-placed Insurance	$1,109.2	$1,149.7	$1,224.9
Multifamily Housing	429.2	406.1	366.3
Specialty and Other	495.3	417.3	326.1
Mortgage Solutions (sold in August 2018)	—	116.1	257.7
Total	$2,033.7	$2,089.2	$2,175.0
Segment net income	$258.7	$150.8	$97.4
Segment equity	$1,600.6	$1,505.3	$1,536.9

Our Products and Services
The key lines of business in Global Housing are: Lender-placed Insurance; Multifamily Housing (which is comprised of renters insurance and related products); and Specialty and Other (which is comprised of voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products). On August 1, 2018, we sold our Mortgage Solutions business, which was comprised of property inspection and preservation, valuation and title services and other property risk management services. For additional information on this sale, see Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Lender-placed Insurance: We provide lender-placed homeowners, lender-placed manufactured housing and lender-placed flood insurance as described below.
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
In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy for which the homeowner is responsible for paying the related premiums. The process of tracking voluntary coverage - including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles, and obtaining other required insurance related information - is part of our risk management for our Lender-placed Insurance business. Tracking is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to loans tracked. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
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
Multifamily Housing: We offer renters insurance for a wide variety of multi-family rental properties, including vacation rentals, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also offer an integrated billing and tracking platform for our clients and their customers. We also provide tenant bonds as an alternative to security deposits, which allows our clients to offer a lower move-in cost option while minimizing the risk of loss from damages, and receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
Specialty and Other: We offer voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products, including offerings related to the sharing economy. Our voluntary insurance generally provides structural coverage, content and liability coverage. Our sharing economy insurance products include ridesharing, carsharing, vehicle subscription, vacation rental and on-demand delivery insurance products. We are the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (the “NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.
Mortgage Solutions: Prior to the sale of our Mortgage Solutions business, we offered mortgage-related services, including field, inspection, restoration, REO asset management, valuation, title and settlement services.
Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders and servicers, manufactured housing lenders, property managers and financial and other institutions. Lender-placed Insurance products are distributed primarily through mortgage lenders, mortgage servicers and financial and other institutions. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. Multifamily Housing products are distributed primarily through property management companies and affinity marketing partners. We offer our Specialty and Other insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents and on-demand delivery and ridesharing companies also distribute flood products, sharing economy offerings and other specialty property products.
As of December 31, 2019, no single Global Housing client accounted for 10% or more of our consolidated revenue. However, Global Housing is dependent on a few clients, and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business and Competitive Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
With respect to the lender-placed market, placement rates have declined as the housing market has improved with industry delinquency rates below averages, resulting in lower net earned premiums. In addition to the overall market, our lender-placed results are also impacted by the mix of loans we service. We expect placement rates to continue to decline in 2020 reflecting the health of the overall housing market and our mix of loans. We will continue to implement expense management efforts to mitigate the impact to our financial results, as well as leveraging our proprietary tracking administration system.
The U.S. renters insurance market is a growing market where we believe there is opportunity to increase our market share and attachment rates with new and existing clients.
Risk Management
We earn premiums on our insurance products and fees for our services. Our lender-placed insurance products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties have continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints.
Because several of our business lines (such as homeowners, manufactured housing and other property policies) are exposed to catastrophe risks, we purchase reinsurance coverage to reduce our financial exposure, protect capital, and mitigate earnings and cash flow volatility. Our reinsurance program generally incorporates a provision to allow for the reinstatement of coverage, which provides protection against the risk of multiple catastrophes in a single year.
For 2019, our property catastrophe reinsurance program includes U.S. per-occurrence catastrophe coverage providing $1.16 billion of protection in excess of $80.0 million of retention in the main reinsurance program, as well as multi-year reinsurance contracts covering approximately 35% of the reinsurance layers. All layers of the program allow for one automatic reinstatement, except the first layer which has two reinstatements and covers the first $40.0 million of losses in excess of the

$80.0 million retention, and include a cascading feature that provides multi-event protection in which higher coverage layers drop down to $120.0 million as the lower layers and reinstatement limit are exhausted. The 2019 catastrophe reinsurance program also includes Caribbean catastrophe coverage providing $177.5 million of protection in excess of $17.5 million retention and Latin American catastrophe coverage providing $423.0 million of protection in excess of $4.5 million of retention. Additionally, in 2019, we placed coverage for a third event in the Caribbean, with protection of up to $27.5 million in excess of a $17.5 million retention. We placed approximately 68% of our 2020 catastrophe reinsurance program in January 2020.
We are also subject to non-catastrophe risk. Please see “Item 1A – Risk Factors – Business and Competitive Risks – Catastrophe and non-catastrophe losses, including as a result of climate change, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.”
Seasonality
We experience seasonal fluctuation in several of our lines of business, which are exposed to the risk of catastrophe and non-catastrophe losses. Catastrophic events such as hurricanes typically occur in the second half of the year, and may increase in frequency and severity due to climate change. We also experience some seasonal fluctuation as a result of non-catastrophic weather-related events that tend to occur in the second and third quarters.
Global Preneed

	Years Ended December 31,
	2019	2018	2017
Net earned premiums, fees and other income	$200.9	$189.5	$181.0
Segment net income	$52.2	$57.7	$39.6
Segment equity	$430.6	$423.7	$427.6
Our Products and Services
Global Preneed offers pre-funded funeral insurance and final need insurance. Pre-funded funeral insurance provides whole life insurance or annuity death benefits to fund the costs associated with pre-arranged funerals, which are planned and paid for in advance of death. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the U.S. and offer limited pay (“Preneed”) or pay for life (“Final Need”) options. In Canada, our pre-funded funeral insurance products are typically structured as limited pay annuity contracts. Product choices are based on the health and financial situation of the customer and the distribution channel.
Consumers have the choice of making their policy payments as a single lump-sum payment, through multi-payment plans that spread payments out over a period of time or as a pay for life policy. Our insurance policy is intended to cover the cost of the prearranged funeral, and the funeral home generally becomes the irrevocable assignee of any proceeds from the insurance policy. However, the insured may name a beneficiary for excess proceeds; otherwise, any excess proceeds are paid to the insured’s estate. The funeral home agrees to provide the selected funeral at death in exchange for the policy proceeds. Because the death benefit under many of our policies is designed to grow over time, it assists the funeral home that is the assignee in managing its funeral inflation risk. We do not provide any funeral goods or services in connection with our pre-funded funeral insurance policies; pre-funded funeral life insurance and annuity policies pay death benefits in cash only.
Distribution and Clients
We distribute our pre-funded funeral insurance products through two distribution channels in the U.S. and Canada: the independent funeral home market or final expense industry through general agents representing those locations, and corporate funeral home partners. Our policies are sold by licensed insurance agents or enrollers, who in some cases may also be funeral directors.
We are the sole provider of pre-funded funeral insurance for Service Corporation International (“SCI”) in Canada and the U.S. SCI is the largest funeral provider in North America based on total revenues. Our exclusive distribution partnership with SCI runs through 2024 in the U.S. and through 2021 in Canada.
As of December 31, 2019, no single Global Preneed client accounted for 10% or more of our consolidated revenue. However, Global Preneed is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business and Competitive Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”

Our Addressable Markets and Market Activity
Growth in Global Preneed sales has been traditionally driven by distribution partners. There is a high correlation between new sales of pre-funded funeral insurance and the number of preneed counselors or enrollers marketing the product and expansion in sales and marketing capabilities. In addition, as alternative distribution channels are identified, such as targeting affinity groups and employers, we believe growth in this market could accelerate. We believe that the preneed market is characterized by an aging population combined with low penetration of the over-65 market.
We intend to increase sales by broadening our distribution relationships and increasing market share in Canada. Through our general agency system, we provide programs and a sales force for our funeral home clients to increase their local market share. In the U.S., we also intend to direct funerals to SCI’s funeral locations and reduce SCI’s cost to sell and manage its preneed operation through its sales counselors and third-party sellers. We integrate our processes with SCI’s insurance production to support SCI’s management of its preneed business. We are also expanding our complementary non-insurance products and services, including our executor assist product that helps executors manage a deceased’s accounts.
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
Competition
Our businesses focus on lifestyle and housing products and related services within broader insurance and other markets. Although we face global competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. Across Global Lifestyle, Global Housing and Global Preneed, we compete for business, customers, agents and other distribution relationships with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. Competition in each business is based on a number of factors, including, but not limited to, scope of products and services offered, ability to tailor products and services to client and consumer needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength and ratings, resources, quality of service including speed of claims payment and overall customer experience. The relative importance of these factors varies by product and market. To remain competitive in many of our businesses, we must also anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models and disruptive technology developments and alternate business models. In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such as technology companies, “Insurtech” start-up companies and others. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business and Competitive Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
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
Most of our domestic and significant international operating insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”). In addition, four of our domestic operating insurance subsidiaries are rated by Moody’s Investors Service, Inc. (“Moody’s”) and five are rated by S&P Global Ratings, a division of S&P Global Inc. (“S&P”). The ratings issued on our operating insurance subsidiaries by these agencies are announced publicly and are available from the agencies.
For information on the risks associated with ratings downgrades, see “Item 1A – Risk Factors-Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”
The following table summarizes the financial strength ratings and outlooks of our domestic and significant international operating insurance subsidiaries as of December 31, 2019:

	A.M. Best (1)	Moody’s (2)	S& P (3)
Company
American Bankers Insurance Company of Florida	A	A3	A
American Bankers Life Assurance Company of Florida	A-	Baa1	A
American Memorial Life Insurance Company	A-	N/A	A
American Security Insurance Company	A	A3	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
Reliable Lloyds Insurance Company	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Union Security Insurance Company	B++	Baa1	A
Union Security Life Insurance Company of New York	B++	N/A	N/A
Virginia Surety Company, Inc	A	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A

(1)
A.M. Best financial strength ratings range from “A++” (superior) to “D” (poor). Ratings of A and A- fall under the “excellent” category, which is the second highest of A.M. Best’s seven ratings categories. A rating of B++ falls under the “good” category, which is the third highest of A.M. Best’s seven ratings categories. A.M. Best has a stable outlook on all of our domestic and significant international operating insurance subsidiaries’ financial strength ratings.

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

Regulation

We are subject to extensive federal, state and international regulation and supervision in the jurisdictions in which we do business. Regulations vary from jurisdiction to jurisdiction. The following is a summary of significant regulations that apply to our businesses, but is not intended to be a comprehensive review of every regulation to which we are subject. For information on the risks associated with regulations applicable to us, see “Item 1A – Risk Factors – Business and Competitive Risks”, “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks” and “Item 1A – Risk Factors – Legal and Regulatory Risks.”

U.S. Insurance Regulation
We are subject to the insurance holding company laws in the states and territories where our insurance companies are domiciled. These laws generally require insurance companies within the insurance holding company system to register with the insurance departments of their respective states and territories of domicile and furnish reports to such insurance departments regarding capital structure, ownership, financial condition, general business operations and intercompany transactions. These laws also require that transactions between affiliated companies be fair and equitable. In addition, certain intercompany transactions, changes of control, certain dividend payments and certain transfers of assets between the companies within the holding company system are subject to prior notice to, or approval by, regulatory authorities in such states and territories.
We are licensed to sell insurance through our insurance subsidiaries in all 50 states, Puerto Rico and the District of Columbia. Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions where they do business. In general, these regulations are designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various jurisdictions establish insurance departments with broad powers with respect to such things as:

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
Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the “NAIC”) has established certain risk-based capital (“RBC”) standards applicable to life, health and property and casualty insurers. RBC, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items that the NAIC views as having greater underlying risk. The NAIC periodically reviews the RBC formula and changes to the formula could occur in the future. In addition, the NAIC is continuing to develop a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing RBC concepts. It is not possible to predict what impact any such regulatory tool may have on our business.
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
 International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. We operate in various jurisdictions, including Canada, the U.K., France, Argentina, Australia, Brazil, Chile, Peru, Colombia, Germany, India, the Netherlands, New Zealand, Spain, Italy, Mexico, Japan, South Korea, China and Singapore, and our businesses are supervised by local regulatory authorities in these jurisdictions.
Our insurance operations in the U.K., for example, are subject to regulation by the Financial Conduct Authority and Prudential Regulation Authority. Currently, authorized insurers in the U.K. are generally permitted to operate throughout the rest of the European Union (the “E.U.”), subject to satisfying certain requirements of these regulatory bodies and meeting additional local regulatory requirements. On January 31, 2020, the U.K. withdrew from the E.U. (referred to as “Brexit”). We have established insurance subsidiaries in the Netherlands and are in the process of obtaining the necessary regulatory approvals to ensure we have continued access to the European markets after the transition period has concluded. Post-transition period changes to the E.U. and U.K. legal, trade and regulatory frameworks could increase our compliance costs and subject us to operational challenges in the region. For additional information, see “Item 1A – Risk Factors – Legal and Regulatory Risks – The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.”
Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges. We qualify for the IAIG designation; however, at present time no regulatory body has applied to supervise us in this manner. The IAIS is looking to implement the International Capital Standard over the coming years. We do not expect to be involved in the early development of the framework. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us.
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
One of our subsidiaries is a registered investment adviser and as such is subject to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of our registered investment adviser subsidiaries that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; engaging in transactions with clients; maintaining an effective compliance program; custody of client assets; client privacy; advertising; pay-to-play; and cybersecurity. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration.
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
Other Regulation

As we continue to grow and evolve our business mix to cover other non-insurance based products and services, we have and will continue to become subject to other legal and regulatory requirements, including regulations of the CFPB and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include import and export trade compliance for the movement of mobile devices across geographic borders; health, safety, labor and environmental regulations impacting our mobile supply chain operations; and antitrust and competition-related laws and regulations that may impact future transactions or business practices.
Enterprise Risk Management
We have made effective risk management a key ongoing corporate objective. It is the responsibility of senior management to assess and manage our exposure to risk. The Board directly and through its committees oversees our risk management policies and practices. As described below and in their charters, the committees of the Board oversee risk management in specific areas and regularly discuss risk-related issues with the entire Board, which is actively involved in oversight of enterprise risk management.
Governance
Risk management is the responsibility of the Chief Strategy and Risk Officer, who leads the Assurant Risk Management function and reports directly to the Chief Executive Officer and regularly reports to the Finance and Risk Committee of the Board and to the Board. Our risk management framework cascades downwards into the enterprise through various management committees. Our risk governance structure is headed by an Executive Risk Committee (“ERC”), comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Strategy and Risk Officer and the Chief Legal Officer. The ERC reviews the most significant risks and the mitigation and remediation plans that correspond to these risks.
An enterprise level Business Risk Committee, chaired by the Chief Strategy and Risk Officer and including members representing the leaders of each of line of business, international, and functional support areas, reviews and advises on risk within the business, and reports to the ERC.
Board of Directors and Committee Oversight
The Audit Committee reviews the Company’s policies with respect to risk assessment and risk management and coordinates with the Finance and Risk Committee with respect to oversight of risk management and enterprise risk management activities. The Audit Committee also focuses on risks relating to financial statements, privacy and data security, information technology and cybersecurity, and compliance with legal and regulatory requirements. The Finance and Risk Committee receives regular risk management updates and also focuses on risks relating to investments, capital management and catastrophe reinsurance. The Compensation Committee focuses on risks relating to executive retention and compensation plan design and the Nominating and Corporate Governance Committee focuses on risks relating to director and management succession and diversity.
Management Oversight
Assurant Risk Management (“ARM”) coordinates our risk management activities and is headed by our Chief Strategy and Risk Officer. ARM develops risk assessment and risk management policies and facilitates identification, management, measurement and reporting of risks. ARM also coordinates with the compliance department and other second-line departments and committees overseeing risk.
Risk Identification, Measuring, Monitoring and Reporting
Risk management facilitates an annual company-wide assessment to identify the key prioritized risks. Risk owners are required to assess current and future risks in their areas and the effectiveness of controls in place. Risk management presents results to management and action plans are agreed as necessary. This annual assessment is also used to identify emerging risks which may not, by their nature, have been classified previously. Key enterprise risks are reviewed with the Board as described above.
Risk appetite is used to ensure that we manage the types and amount of risk we are willing to assume, consistent with our business strategy and objectives. The Company’s risk appetite is subject to Board oversight.
The risk management team operates an on-going process in which all relevant risks are reviewed by line of business, region or country and that includes a risk assessment of both new and renewal client deals. For all these particular processes, the risk team acts as facilitator and ensures a governance structure is in place, with risk-taking decisions made by first line business management.

The risk team manages internal and external risk reporting using a central risk depository as the single source for risk information. The register collects information obtained from the processes described above and other sources. Risks are classified using an enterprise-wide risk taxonomy.
Other Information
Employees
We had approximately 14,200 employees, including approximately 13,600 full-time employees, as of December 31, 2019. As of December 31, 2019, we had employees in Argentina, Brazil, Italy, Spain, France and Mexico that were represented by labor unions or trade organizations. We believe that employee relations are satisfactory.
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
The success of our business depends largely on our relationships and contractual arrangements with significant clients, distributors and other parties, including vendors. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, distributors, vendors or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, our cash flows, results of operations and financial condition could be materially adversely affected.
Each of our Global Lifestyle, Global Housing and Global Preneed segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Our segments’ reliance on a few significant clients may weaken our bargaining power and we may be unable to renew contracts with them on favorable terms or at all. Examples of important business arrangements include, at Global Lifestyle, exclusive and non-exclusive relationships with mobile device carriers, retailers, dealerships, MSOs, OEMs and financial and other institutions through which we distribute our products and services. At Global Housing, we have exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers and financial and other institutions. At Global Preneed, we have an exclusive distribution relationship with SCI relating to the distribution of our preneed insurance policies.
We are also subject to the risk that clients, distributors and other parties may face financial difficulties, reputational issues, problems with respect to their own products and services or regulatory restrictions or compliance issues that may lead to a decrease in or cessation of sales of our products and services and have other adverse impacts on our results of operations or financial condition. For example, one of our clients (whose revenues represented approximately 1% of our total revenues for the year ended December 31, 2019) filed a voluntary petition for reorganization and the U.S. bankruptcy court approved its acquisition and assumption of certain contracts by another company. Although we currently do not expect a material impact to our financial performance as a result, the reduction in loans tracked from this client has impacted the results of our Global Housing segment. In addition, our clients and other parties with whom we do business may choose to exit lines of business that we service or may disintermediate us by developing internal capabilities, products or services that would allow them to service their clients without our involvement. In particular, the transfer by mortgage servicer clients of loan portfolios to competitors or their participation in insuring Lender-placed Insurance risks that we have historically insured could materially reduce our revenues and profits from this business. Furthermore, if one or more of our clients or distributors, for example in the wireless and related markets, consolidate or align themselves with other companies with whom we do not do business, they may choose to utilize or distribute the products and services of our competitors, which could materially reduce our revenues and profits.
Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.
We compete for business, customers, agents and other distribution relationships with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. Some of our competitors may offer a broader array of products and services than we do or be better able to tailor those products and services to customer needs, or may have greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources or higher ratings.
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of our failure to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services and our revenues and results of operations. For example, in our Lender-placed Insurance business, we use a proprietary insurance-tracking administration system and the development by others of competing systems or equivalent capabilities could reduce our revenues and adversely affect our results of operations.
To remain competitive in many of our businesses, we must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, and disruptive technology developments and alternate business models. For Global Lifestyle, in particular, the evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such as technology companies, “Insurtech” start-up companies and others. These players are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the markets in which we operate. In order to maintain a competitive position, we must continue to invest in new technologies and new ways to deliver our products and services. If we do not anticipate and respond to customer preferences and disruptive changes, our business and results of operations could be adversely impacted.
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
Acquisitions may not provide us with the benefits that we anticipate, require significant effort and expenditures and entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention to integration of operations and infrastructure; inaccurate assessment of risks and liabilities; difficulties in realizing projected efficiencies, synergies and cost savings, including the incurrence of unexpected integration costs; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption; difficulties in integrating operations and systems, including cybersecurity and other technology systems and compliance; difficulties in assimilating employees and corporate cultures; failure to achieve anticipated revenues, earnings, cash flows, business opportunities and growth prospects; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other acquisition risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
The market price of our stock may decline if we are unable to integrate acquired businesses successfully, if the integration takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or if the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.
Our ability to effectively identify and capitalize on opportunities for organic growth depends on, among other things, our ability to: deliver on customer expectations and provide a positive customer experience; successfully execute large-scale, critical programs and projects in a timely and cost-effective manner; identify and successfully enter and market our services in new geographic markets and market segments; recruit and retain qualified personnel; coordinate our efforts across various geographic markets and market segments; maintain and grow relationships with our existing customers and expand our customer base; offer new products and services; form strategic alliances and partnerships; secure key vendor and distributor relationships; and access sufficient capital. There can be no assurance that we will be successful in executing on our organic growth initiatives or that those initiatives will provide us with the expected benefits. Our failure to effectively identify and capitalize on opportunities for organic growth could have an adverse effect on our results of operations and financial condition.
General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.
General economic, financial market and political conditions and conditions in the markets in which we operate could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates, disruptive geopolitical events and other events outside of our control, such as a major epidemic or a pandemic, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could adversely affect all of our business segments. Specifically, during periods of economic downturn:

•
individuals and businesses may (i) choose not to purchase our insurance products, warranties and other products and services, (ii) terminate existing policies or contracts or permit them to lapse and (iii) choose to reduce the amount of coverage they purchase;

•
conditions in the markets in which we operate may deteriorate, impacting, among other things, consumer demand for the electronics, appliances, automobiles, housing and other products we insure, including the rate of introduction and success of new products, technologies and promotional programs that provide opportunities for growth;

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
Our international operations face economic, political, legal, compliance, regulatory, operational and other risks. For example, we face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations; exposure to commercial, political, legal or regulatory corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; the imposition of tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increase costs and adversely affect our business; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; potential increased risk of data breaches; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and restrictions on the repatriation of non-U.S. investments and earnings.
If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these and other risks, in particular where certain countries or regions have recently experienced economic or political instability, such as in Argentina, Brazil, South Korea and the United Kingdom (the “U.K.”). For information on the U.K. and Brexit (as defined hereafter), see “ – The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.”

As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of credit, letters of guarantee and real estate, but we may not fully or timely recover amounts owed to us as a result of difficulties in enforcing contracts or judgments in undeveloped or evolving legal systems and other factors. As our international business grows, we rely increasingly on fronting carriers or intermediaries in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation and relationships with our customers could be adversely affected.
For additional information on the significant international regulations that apply to us, including data protection regulations, and the risks relating thereto, see “Item 1 – Business – Regulation – International Regulation” in this Report, “ – Legal and Regulatory Risks – We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations”, “ – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions” and “ – Technology, Cybersecurity and Privacy Risks – The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation”.
The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.
We currently conduct business in Europe through our U.K. insurance subsidiaries. The withdrawal of the U.K. from the European Union (the “E.U.”), referred to as “Brexit,” occurred on January 31, 2020. Pursuant to the terms of the withdrawal, we expect to be able to continue to use our U.K. insurers to conduct business in Europe until the end of the transition period on December 31, 2020. We are in the process of obtaining the necessary regulatory approvals for insurance subsidiaries in the Netherlands. There can be no assurance that we will receive them in time for us to transition our business in the E.U. by the conclusion of the transition period.
If we are unable to write new business and service our current business in Europe following the end of the transition period, either directly or through other arrangements, our European business may be adversely affected due to, among other things, financial exposure to client losses, increased cost of doing business and reputational damage. Additionally, post-transition period changes to the E.U. and U.K. legal, trade and regulatory frameworks could increase our compliance costs, subject us to operational challenges in the region and negatively impact the region’s economic conditions, financial markets and exchange rates, each of which may have a negative impact on our business.
Catastrophe and non-catastrophe losses, including as a result of climate change, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
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
We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be man-made, including terrorist attacks and accidents, or can be caused by various natural events, including hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires and epidemics.
Natural catastrophe trends are changing due to climate change, a phenomenon linked to rising global temperatures and resulting in changes in weather patterns. While the exact impact of the physical effects of climate change is uncertain, changes in the global climate may cause long-term increases in the frequency and severity of weather events, particularly in coastal areas, and result in increased claims and higher catastrophe losses, which could have a material adverse effect on our results of operations and financial condition. We also cannot predict how legal, regulatory and social responses to concerns around climate change may impact our business. While the frequency and severity of both man-made and natural catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives and the effects of inflation could increase the severity of claims from future catastrophes. In addition, legislative and regulatory initiatives and court decisions following major catastrophes could expand insurance coverage for catastrophe claims or otherwise adversely impact our business.
Catastrophe losses can vary widely and could significantly exceed our expectations. We use catastrophe modeling tools that help estimate our probable losses, but these projections are based on historical data and other assumptions, including with respect to climate change and seasonal weather variations, that may differ materially from actual events. If the severity of an event were sufficiently high, our losses could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. In addition, claims from catastrophic events could result in substantial volatility in our results of operations and financial condition for any particular fiscal quarter or year.
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
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our exposure to certain catastrophe-prone locations, such as Florida, California, Texas, New York and Puerto Rico, may increase. The withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas and may negatively affect our loss experience.
In addition, with respect to our preneed insurance policies, the average age of our policyholders was approximately 73 years as of December 31, 2019. Elderly individuals are generally more susceptible to certain epidemics than the overall population, and an epidemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.
Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations.
If we experience a local or regional disaster or other business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber-attack, power loss, computer, telecommunication or other systems failure or other natural or man-made disaster, our ability to continue operations will depend on an effective disaster recovery plan and system, including the continued availability of our personnel and office facilities and the proper functioning of our computer, telecommunication and other systems and operations. We have from time to time experienced business continuity events, including events that impacted the availability of our systems. Although these events have resulted in operational challenges, to date, they have not had a material adverse effect on our business, financial condition or results of operations. See “ – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
Our operations depend in particular upon our ability to protect our technology infrastructure against damage and interruption. If a business continuity event occurs, we could lose Company, customer, vendor and other third-party data or experience interruptions to our operations or delivery of products and services to our customers, which has occurred from time to time and which could have a material adverse effect on our business, financial condition and results of operations. A cyber-attack or other business continuity event affecting us or key third parties with whom we work could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended outage could result in the loss of premium income, fee income and clients, reputational damage, substantial volatility in our financial results and a decline in our revenues. See “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, such as New York City, where our corporate offices are located, and certain catastrophe-prone areas, such as Miami, Florida, where we have significant operations. This risk is also heightened in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks, military conflicts, political instability and data breaches.
A disaster or other business continuity event on a significant scale or affecting our key businesses or our data center, or our inability to successfully recover from such an event and any legislative and regulatory responses thereto, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, loss of customers or damaged customer relationships, legal liability and other adverse consequences. Our liability insurance policies may not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
We face risks associated with joint ventures, franchises and investments in which we share ownership or management with third parties.
From time to time, we have and may continue to enter into joint ventures and franchises and invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures, franchises or entities. As a result, we may face certain operating, financial, legal and regulatory compliance and other risks relating to these joint ventures, franchises and entities, including risks related to the financial strength of joint venture partners, franchisees and other investors; the willingness of joint venture partners, franchisees and other investors to provide adequate funding for the joint venture, franchise or entity; differing goals, strategies, priorities or objectives between us and joint venture partners, franchisees or other investors; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture, franchise or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, franchise, entity, joint venture partners, franchisees or other investors; the risk that the actions of joint venture partners, franchisees and other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with joint venture partners, franchisees or other investors. As a result, joint ventures, franchises and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.
Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.
We distribute many of our insurance products and services through a variety of distribution channels, including mobile carriers, financial institutions, mortgage lenders and servicers, retailers, funeral homes, association groups, other third-party marketing organizations and, to a limited extent, our own captives and affiliated agents. Our relationships with these distributors are significant for our revenues and profits. There is intense competition for distribution outlets. Agents who distribute our products are typically not exclusively dedicated to us, but also market the products of our competitors. In some cases, such agents may be affiliated with other insurers who may choose to write the product that such agents are now selling on our behalf. Therefore, we face continued competition from competing products and services.
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
As we continue to improve operating efficiencies, we rely on vendors and other third parties, including independent contractors, to conduct business and provide services to our clients. For example, we use vendors and other third parties for business, information technology, call centers, facilities management and other services. We take steps to monitor and regulate the performance of vendors and other third parties, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, we are subject to the risk that their decisions or operations adversely impact us and replacing them could create significant delay and expense. If these vendors or other third parties fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, our operations and reputation could be compromised, we may not realize the anticipated economic and other benefits from these arrangements and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. If we are unable to attract and retain relationships with qualified vendors, independent contractors and other third-party service providers, or if changes in law or judicial decisions require independent contractors to be classified as employees, our business could be significantly adversely affected.
To the extent we engage international vendors or third parties to provide services or carry out business functions, we are also exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and regulations, fluctuations in currency values and, potentially, increased risk of data breaches. For more information on the risks associated with the use of international vendors and third parties, see “ – We face risks associated with our international operations.”
Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, to the risk of guaranteed buybacks, and to export compliance and other risks.
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
Our sales of mobile devices to third parties, particularly those domiciled outside of the U.S., subject us to compliance risks relating to export control laws and regulations. Furthermore, third parties to whom we sell mobile devices may violate such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, financial condition and results of operations. For more information on the risks relating to our international operations, see “ – We face risks associated with our international operations.”
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
As part of our strategy, we are seeking to increase efficiencies and achieve cost savings while investing in technology and capabilities to support growth. We will continue to incur costs related to, among other things, investments in large-scale, critical programs, particularly in information technology systems and infrastructure, as well as costs associated with businesses in runoff or that have been sold. Our long-term strategy depends on successful operational execution, supported by the transformation of our information technology systems and infrastructure and combined with our ability to achieve efficiencies and attract and retain personnel.
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
Our ability to attract and retain employees and clients depends upon our corporate culture. Our employees are the cornerstone of our culture and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Our employees could engage or be accused of engaging in misconduct that subjects us to litigation, regulatory sanctions, financial costs and serious harm to our reputation or financial position. Employee misconduct could also prompt regulators to allege or determine, on the basis of such misconduct, that we have not established an adequate program to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent misconduct may not be effective. Misconduct by employees, or even unsubstantiated allegations, could have a material adverse effect on our financial position, reputation and business.
Our common stock may be subject to stock price and trading volume volatility.
Our common stock price could materially fluctuate or decrease in response to a number of events and factors, including: quarterly variations in our operating results; catastrophe losses; operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; changes in our corporate debt ratings; limitations on premium levels or the ability to maintain or raise premiums on existing policies; regulatory developments; and negative publicity relating to us or our competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of our common stock, regardless of our actual operating performance.
Applicable laws, our certificate of incorporation and by-laws and contract provisions may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.
Applicable laws and our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider to be in their best interests. For example, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock. These provisions may also make it difficult for stockholders to replace or remove our directors, which could delay, defer or prevent a change in control. Such provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
Additionally, applicable state and foreign insurance laws may require prior approval of an application to acquire control of a domestic insurer. State statutes generally provide, and certain foreign statutes provide, that control over a domestic insurer is presumed to exist when any person directly or indirectly owns, controls, has voting power over, or holds proxies representing, 10% or more of the domestic insurer’s voting securities. Prior to granting such approval, a state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
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
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. From time to time, we also adjust our reserves, and may adjust our reserving methodology, as these factors, our claims experience and estimates of future trends in claims frequency and severity change. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” in this Report for additional detail on our reserves.
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including the frequency and severity of property and other claims. This ability could be affected by factors including inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions or new technologies. Political or economic conditions can also affect the availability of programs on which our business may rely to accurately predict claims and other costs. The inability to accurately predict and price for claims and other costs could materially adversely affect our results of operations and financial condition.
For Global Housing, our lender-placed products are not underwritten on an individual policy basis and our contracts with clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. Our results of operations and financial condition could be adversely affected if our pricing does not accurately account for the additional risk we assume from ensuring that all client properties are provided continuous insurance coverage rather than underwriting on individual policies.
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
As of December 31, 2019, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could have a significant adverse impact on our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa3 by Moody’s. The ratings from both S&P and Moody’s currently carry a stable outlook.
If our senior debt credit ratings were downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be adversely affected. In particular, a downgrade could adversely affect our liquidity, increase our borrowing costs, decrease demand for our debt securities and increase the expense and difficulty of financing our operations. For example, the interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes (each as defined hereafter) is subject to increase if either of Moody’s or S&P downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded further. See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for additional information on the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes, and the impact of rating changes.
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
As a result of the TWG acquisition, we added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 41% of our total equity as of December 31, 2019. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include, but are not limited to, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 10% of our total equity as of December 31, 2019. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. We recognized an impairment of certain intangible assets of $20.8 million in 2018 and $15.6 million in 2019 associated with the acquisition of Green Tree Insurance Agency. Any future impairment of goodwill or other intangible assets, or significant reduction in the useful lives of intangible assets, could have a material adverse effect on our profitability and book value. For more information on our annual goodwill impairment testing, the goodwill of our segments and related reporting units and intangible asset impairment testing, see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Valuation and Recoverability of Goodwill” and Notes 2 and 3 to the Consolidated Financial Statements included elsewhere in this Report.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2019, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We also rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. Any failure to implement required controls, or difficulties or errors encountered in their operation, could adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Internal control deficiencies may also prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, including due to changes to U.S. and foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions, other government actions, foreign currency fluctuations and other factors. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common and preferred stock or make investments. The principal sources of our liquidity are insurance premiums, fee income, cash flow from our investment portfolio, the Credit Facility (as defined below) and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short-and long-term instruments. If our access to the capital and credit markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility, including our ability to refinance maturities of existing indebtedness on similar or more favorable terms. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
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
We are subject to interest rate risk in our investment portfolio. Changes in interest rates may materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and net investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio. Fixed maturity securities represented approximately 84% of the fair value of our total investments as of December 31, 2019. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income from fixed maturity securities increases or decreases directly with interest rates. In addition, actual net investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at historically low levels may result in lower-than-expected net investment income and larger required reserves. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations in the level of interest rates may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this Report.
In addition, extended periods of declining interest rates or rising inflation may cause compression in the spread between the death benefit growth rates on our preneed insurance policies and the investment income that we can earn, resulting in a negative spread, which may have a material adverse effect on our results of operations and our overall financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Inflation Risk” in this Report.
Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition.
We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred stocks, leveraged loans, municipal bonds and commercial mortgages. Defaults by third parties in the payment or performance of their obligations could reduce our investment income or result in realized investment losses. The value of our investments may be materially adversely affected by downgrades in the corporate bonds included in our portfolio, increases in treasury rates or credit spreads and by other factors that may result in realized and unrealized investment losses and other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment requires the judgment of management and there are inherent risks and uncertainties involved in making these judgments. Changes in facts, circumstances or critical assumptions could cause management to conclude that further impairments have occurred, which could lead to additional losses on investments. Each of these events may cause us to reduce the carrying value of our investment portfolio. For further details on net investment losses and other-than-temporary-impairments, see Note 8 to the Consolidated Financial Statements included elsewhere in this Report.
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2019, fixed maturity securities represented approximately 84% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 4% of the fair value of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 3% of the fair value of our total investments as of December 31, 2019. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. Beginning January 1, 2018, we were required to reflect all changes in the fair value of equity securities through our statements of comprehensive income, which may increase the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 6% of the fair value of our total investments as of December 31, 2019) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
U.S. tax reform could have an adverse impact on our results of operations and financial condition.
Tax laws and regulations, or their interpretation and application, are subject to significant change and may adversely affect our results of operations and financial condition. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”), which significantly amended the Internal Revenue Code of 1986, was enacted. Compliance with the TCJA may require the collection of information not regularly produced within the Company, the use of estimates in our Consolidated Financial Statements, and the exercise of significant judgment in accounting for its provisions. The overall impact of the TCJA is uncertain due to the ambiguities in the application of certain provisions of the TCJA, the impact of future guidance, interpretations or rules issued by government agencies in applying the TCJA and potential court decisions interpreting the legislation. Future changes in U.S. tax laws, including changes in the application or interpretation of the TCJA, could have an adverse impact on our results of operations and financial condition.
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
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have also exited certain businesses through reinsurance. For example, we have sold our Long-Term Care division, the insurance operations of our Fortis Financial Group division, including individual life operations and annuity business, and our Assurant Employee Benefits segment. The reinsurance recoverable relating to these dispositions was $4.46 billion as of December 31, 2019. The four reinsurers with the largest reinsurance recoverable balances relating to these dispositions were Sun Life Assurance Company of Canada (“Sun Life”), John Hancock Life Insurance Company (“John Hancock”), Talcott Resolution Life and Annuity Insurance Company (“Talcott Resolution”) and Employers Reassurance Corporation (“ERAC”). The A.M. Best ratings of Sun Life, John Hancock and Talcott Resolution are currently A+, A+ and B++, respectively. A.M. Best withdrew its rating for ERAC in March 2019. Most of the assets backing reserves reinsured under these and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us. In addition, there are no assets or other collateral backing reserves relating to the reinsurance recoverable from ERAC.
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
For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risks – Credit Risk” in this Report.
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
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2020 under applicable laws and regulations, without prior regulatory approval, see “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common and preferred stock, service our debt and pay other corporate expenses.
Our ability to declare and pay dividends on our capital stock or repurchase shares may be limited.
Our declaration and payment of dividends on our common and preferred stock in the future will be determined by the Board in its sole discretion and will depend on our financial condition, earnings, growth prospects, other uses of cash, funding requirements, applicable law and other factors the Board deems relevant. The payment of dividends on our common stock is subject to the preferential rights of our 6.50% Series D Mandatory Convertible Preferred Stock, par value of $1.00 per share (the “MCPS”), and other preferred stock that the Board may create from time to time. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined hereafter), we generally may not make payments on our capital stock. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common and preferred stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common and preferred stock, we may be unable to declare and pay dividends in cash on our common or preferred stock unless we can repay or refinance the amounts outstanding under such agreements.
No common stock may be repurchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. In addition, at any time when we have given notice of our election to defer interest payments on the Subordinated Notes, we generally may not repurchase any shares of our capital stock, subject to certain limited exceptions.
We may be adversely affected by changes in the method for determining LIBOR or the replacement of LIBOR.

The U.K. Financial Conduct Authority has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in LIBOR rates no longer being available. In the U.S., the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. Dollar LIBOR. The calculation of interest on any of our LIBOR-linked instruments, including our Credit Facility if drawn, based on an alternative rate may result in a higher interest expense and may adversely affect our cash flows and results of operations. In addition, uncertainty regarding potential changes to LIBOR until 2021, the establishment of SOFR or an alternative reference rate as the primary reference for setting interest rates on loans globally, and other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio.
Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
The success of our business depends on our ability to maintain effective, secure and reliable information technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. We are undergoing a multi-year transformation of our information technology systems and infrastructure, including enhancing existing systems and developing new systems and products, to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. We are also updating certain operations and financial systems, procedures and controls. However, we currently rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
Our ability to modernize our information technology systems and infrastructure requires us to execute large-scale, complex programs and projects, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement these programs and projects effectively, efficiently or in a timely manner, which could result in poor customer experience, cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences.
If we are unable to maintain information technology systems, procedures (including technology continuity planning and recovery testing) and controls that function effectively without interruption and securely (including through a failure to replace or update redundant or obsolete hardware, applications or software systems) or to update or integrate our systems, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner and our relationships with clients could be adversely affected. We have from time to time experienced failures that result in the unavailability of information technology systems upon which our clients rely. Such failures could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our information technology systems and cyber-attacks, see “ – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our information technology systems to operate our business and securely process, transmit and store electronic information. This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. In the normal course of business, we also share confidential and other sensitive information with our vendors and other third parties with whom we work. Our information technology systems and safety control systems and those of our vendors and other third parties are vulnerable to damage or interruption from a variety of external threats, including cyber-attacks, computer viruses, malware, ransomware and other types of data and systems related events. Our systems are also subject to compromise from internal threats such as improper action by employees and third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal information. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
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
To safeguard against the accidental introduction of security vulnerabilities, we continue to invest in the development of software in accordance with best practices. In addition, our information systems must be continually patched and upgraded to protect against vulnerabilities. As the volume of new software vulnerabilities continues to increase, as has the criticality of patches and other remedial measures. Accordingly, we are at risk that cyber attackers exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency at which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy in a timely and effective manner. We are also dependent on vendors and other third parties, such as cloud service providers, to keep their systems patched in order to protect our data. Any failure related to these activities could have a material adverse effect on our business. We have vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection measures or access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyber-attack that compromises their operations, our data and our customers’ data could be compromised or we may experience possible service interruption, which could have a material adverse effect on our business.
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
We have from time to time experienced cybersecurity incidents, such as malware incursions, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email and social media engineering campaigns directed at our employees that can result in malware infections and financial and data losses. Although these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or company data, which could have a material adverse effect on our business.
Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to significant liability under our contracts, as well as under existing or future laws, rules and regulations. In the event of a cyber-attack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond and recover any financial and data loss in a timely manner. We may be required to expend significant additional resources to mitigate the damage and to protect against future damage. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related data and system incidents.
The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.
In providing services and solutions to our customers and operating our business, we process, store and transfer sensitive customer, end-consumer and Company data, including personal data, in and across multiple jurisdictions. As a result, we are or may become subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. For example, GDPR, which became effective in May 2018, greatly increased the jurisdictional reach of the European Commission’s laws and added a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. Additionally, in August 2018, Brazil passed its first privacy law, which is modeled after GDPR. At the state level, the New York State Department of Financial Services has issued cybersecurity regulations that impose an array of detailed security measures on covered entities and California passed a comprehensive privacy act that increases California residents’ privacy rights in a manner similar to GDPR. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations. Complying with these and similar laws and regulations also requires us to make significant changes to our operations, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement required operational changes effectively, efficiently or in a timely manner, which could result in cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences.
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
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources and increase the costs and risks of doing business in these jurisdictions. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business and significantly harm our business and results of operations. While we attempt to comply with applicable laws and regulations, there can be no assurance that we or our employees, consultants, contractors and other agents are in full compliance with such laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties, civil remedies or other adverse consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business, redress to clients, exposure to negative publicity or reputational damage and harm to client, employee and other relationships. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. For additional discussion of the various laws and regulations affecting our business, see “Item 1 – Business –

 Regulation” in this Report and “ – Business and Competitive Risks – The withdrawal of the United Kingdom from the European Union may adversely affect our business, financial condition and results of operations in the region.”
Our business is subject to risks related to litigation and regulatory actions.
From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including:

•
industry-wide investigations regarding business practices, including the use and marketing of certain types of insurance policies or certificates of insurance, and compliance with guidance issued by regulators;

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

•
disputes regarding our Lender-placed Insurance products, including those relating to rates, agent compensation, consumer disclosure, continuous coverage requirements, loan tracking services and other services that we provide to mortgage servicers;

•	disputes over coverage or claims adjudication;

•	disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or meet prescribed deadlines for adjudicating claims;

•	disputes regarding regulatory compliance, sales practices, disclosures, premium refunds, licensing, underwriting and compensation arrangements;

•	disputes over liability claims under comprehensive general liability policies involving property damage or personal injury at insured properties or relating to insured vehicles;

•	disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;

•	disputes with tax and insurance authorities regarding our tax liabilities; and

•	disputes relating to customers’ claims that they were not aware of the full cost or existence of the insurance or limitations on insurance coverage.
Further, actions by certain regulators may cause additional changes to the structure of the Lender-placed Insurance industry, including the arrangements under which we track coverage on mortgaged properties. These changes could materially adversely affect the results of operations of Global Housing and the results of operations and financial condition of the Company. For additional information, see “Item 1 – Business – Regulation” in this Report.
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
We participate in settlements on terms that we consider reasonable; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings or significant problems in our relationships with regulators could materially adversely affect our results of operations, financial condition, reputation, ratings and ability to continue to do business. They could also expose us to further investigations or litigation. In addition, certain of our clients in the mortgage, credit card and banking industries are the subject of various regulatory investigations and litigation matters regarding mortgage lending practices, credit insurance, debt-deferment and debt cancellation products, and the sale of ancillary products, which could indirectly negatively affect our businesses. For additional information, see “Item 3 – Legal Proceedings” and Note 27 to the Consolidated Financial Statements included elsewhere in this Report.
Our business is subject to risks related to reductions in the insurance premium rates we charge.
The premiums we charge are subject to review by regulators. If they consider our loss ratios to be too low, they could require us to reduce our rates. Significant rate reductions could materially reduce our profitability.
Lender-placed Insurance products accounted for approximately 55% of Global Housing’s net earned premiums, fees and other income for both of the years ended December 31, 2019 and 2018. The corresponding contributions to segment net income for the years ended December 31, 2019 and 2018 were approximately 52% and 46%, respectively. The portion of segment net income attributable to Lender-placed Insurance products may vary substantially over time depending on the frequency, severity and location of catastrophic losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline in 2020 as housing markets continue to improve.
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
Several proposals have been adopted or are currently pending to amend state insurance holding company and other laws that increase the scope of insurance company regulation globally. The NAIC has implemented the Own Risk and Solvency Assessment, which requires U.S. insurers and insurance groups to perform an annual assessment, and Corporate Governance Annual Disclosure reporting, which requires U.S. insurers and insurance groups to report on their governance structure, policies and practices. Regulatory bodies are expected to increase the frequency of discussions between each other and the level of data sharing across borders in order to enable more consistent regulation of global companies.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
 We own five properties. Three buildings serve as headquarters for our operating segments and two buildings serve as operations centers for Global Housing. Global Lifestyle and Global Housing share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. Global Preneed has a headquarters building in Rapid City, South Dakota. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to fifteen years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings
For a description of material pending legal and regulatory matters in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 27 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 14, 2020, there were approximately 176 registered holders of record of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus dividends paid) on our common stock from December 31, 2014 through December 31, 2019 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and the S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2014 and that all dividends were reinvested.

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/14	TOTAL VALUES December 31,
Security / Index		2015	2016	2017	2018	2019
Assurant, Inc. Common Stock	$100.00	$119.94	$141.76	$157.33	$142.89	$214.02
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 400 MidCap Index	100.00	97.82	118.11	137.30	122.08	154.07
S&P 500 Multi-line Insurance Index*	100.00	107.24	118.26	119.48	90.27	122.45
S&P 400 Multi-line Insurance Index*	100.00	124.47	155.46	213.15	189.38	240.65

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2015	2016	2017	2018	2019
Assurant, Inc. Common Stock		19.94%	18.19%	10.98%	(9.18)%	49.78%
S&P 500 Index		1.38	11.96	21.83	(4.38)	31.49
S&P 400 MidCap Index		(2.18)	20.74	16.24	(11.08)	26.20
S&P 500 Multi-line Insurance Index*		7.24	10.27	1.03	(24.44)	35.64
S&P 400 Multi-line Insurance Index*		24.47	24.90	37.11	(11.15)	27.07

*	The S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during 2019. No shares of our MCPS were purchased during this period.

Period in 2019	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31	189,230	$93.43	189,230	$743.5
February 1 – February 28	152,000	98.39	152,000	728.5
March 1 – March 31	184,449	97.07	184,449	710.6
Total first quarter	525,679	96.14	525,679	710.6
April 1 – April 30	196,583	94.37	196,583	692.1
May 1 – May 31	184,000	97.13	184,000	674.2
June 1 – June 30	131,000	104.93	131,000	660.5
Total second quarter	511,583	98.06	511,583	660.5
July 1 – July 31	154,000	111.57	154,000	643.3
August 1 – August 31	125,186	118.80	125,186	628.4
September 1 – September 30	266,000	125.38	266,000	595.1
Total third quarter	545,186	119.97	545,186	595.1
October 1 – October 31	132,322	125.33	132,322	578.5
November 1 – November 30	384,000	131.75	384,000	527.9
December 1 – December 31	318,728	130.55	318,728	486.3
Total fourth quarter	835,050	130.28	835,050	486.3
Total January 1 – December 31	2,417,498	$113.71	2,417,498	$486.3

(1)
Shares purchased pursuant to the November 14, 2016 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock (which was depleted in the third quarter of 2019) and the November 5, 2018 publicly announced share repurchase authorization of up to an additional $600.0 million of outstanding common stock. As of December 31, 2019, approximately $486.3 million remained under the November 2018 authorization.

Dividend Policy
Any determination to pay dividends will be at the discretion of the Board and will be dependent upon various factors including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant.
We are a holding company and, therefore, our ability to pay dividends on our MCPS and common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and contractual restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2020, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is $423.7 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received from dispositions, was approximately $748.0 million for the year ended December 31, 2019, of which $444.0 million was generated by our U.S. domiciled insurance subsidiaries.
Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS and other preferred stock that the Board may create from time to time. As of December 31, 2019, we had 2,875,000 shares of the MCPS issued and outstanding.
In addition, the Credit Facility restricts payments of common stock dividends if an event of default under the Credit Facility has occurred or if a proposed common stock dividend payment would cause an event of default under the Credit Facility. Further, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock. For more information regarding the Credit Facility, the Subordinated Notes and restrictions on the payment of dividends by us and our insurance subsidiaries, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

Assurant, Inc.
Five-Year Summary of Selected Financial Data

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions except number of shares and per share amounts)
Consolidated Statements of Operations Data:
Revenues
Net earned premiums	$8,020.0	$6,156.9	$4,404.1	$5,007.3	$8,351.0
Fees and other income	1,311.2	1,308.1	1,383.1	1,422.5	1,303.5
Net investment income	675.0	598.4	493.8	515.7	626.2
Net realized gains (losses) on investments	66.3	(62.7)	30.1	162.2	31.8
Amortization of deferred gains and gains on disposal of businesses	14.3	56.9	103.9	394.5	13.0
Gain on pension plan curtailment	—	—	—	29.6	—
Total revenues (1)	10,086.8	8,057.6	6,415.0	7,531.8	10,325.5
Benefits, losses and expenses
Policyholder benefits (2)	2,654.7	2,342.6	1,870.6	1,808.5	4,742.5
Amortization of deferred acquisition costs and value of businesses acquired	3,322.1	2,300.8	1,340.0	1,351.3	1,402.6
Underwriting, general and administrative expenses	3,250.5	2,980.4	2,710.4	3,442.8	3,924.1
Iké net losses	163.0	—	—	—	—
Interest expense	110.6	100.3	49.5	57.6	55.1
Loss on extinguishment of debt	31.4	—	—	23.0	—
Total benefits, losses and expenses (1)	9,532.3	7,724.1	5,970.5	6,683.2	10,124.3
Income before provision (benefit) for income taxes	554.5	333.5	444.5	848.6	201.2
Provision (benefit) for income taxes (3)	167.7	80.9	(75.1)	283.2	59.6
Net income	386.8	252.6	519.6	565.4	141.6
Less: Net income attributable to non-controlling interest	(4.2)	(1.6)	—	—	—
Net income attributable to stockholders	382.6	251.0	519.6	565.4	141.6
Less: Preferred stock dividends	(18.7)	(14.2)	—	—	—
Net income attributable to common stockholders	$363.9	$236.8	$519.6	$565.4	$141.6
Earnings per common share:
Basic	$5.87	$4.00	$9.45	$9.23	$2.08
Diluted	$5.84	$3.98	$9.39	$9.13	$2.05
Dividends per common share	$2.43	$2.28	$2.15	$2.03	$1.37
Share data:
Weighted average common shares outstanding used in basic per common share calculations	61,942,969	59,239,608	54,986,654	61,261,288	68,163,825
Plus: Dilutive securities	370,499	305,916	324,378	673,486	853,384
Weighted average common shares used in diluted per common share calculations	62,313,468	59,545,524	55,311,032	61,934,774	69,017,209
Other data:
Pre-tax reportable catastrophes (4)	$51.8	$214.8	$295.7	$157.4	$29.7

(1)
The increase for the years ended December 31, 2019 and 2018 reflects the acquisition of TWG on May 31, 2018. The decrease for the year ended December 31, 2017 was primarily due to a change in program structure impacting the accounting for revenues on a net instead of gross basis for a large client in Connected Living. The change in program structure had no impact on net income. The decrease for the year ended December 31, 2016 primarily relates to the Assurant Health wind-down and the sale of our Assurant Employee Benefits segment.

(2)	The year ended December 31, 2015 included higher loss experience and adverse claim development on 2015 individual major medical policies associated with Assurant Health.

(3)
The year ended December 31, 2017 included a $177.0 million one-time benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA. The reduction of net deferred tax liabilities was recorded at the reportable segment level using our best estimate of deferred tax balances as of the December 22, 2017 enactment date.

(4)
Includes reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums. Reportable catastrophe losses include only individual catastrophic events that generated losses to us in excess of $5.0 million, pre-tax.

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions except number of shares and per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents and total investments	$16,434.4	$14,657.9	$12,550.3	$12,511.0	$14,283.1
Total assets	$44,291.2	$41,089.3	$31,843.0	$29,709.1	$30,036.4
Policy liabilities (1)	$29,098.6	$27,702.6	$21,218.2	$20,040.6	$19,787.1
Debt	$2,006.9	$2,006.0	$1,068.2	$1,067.0	$1,164.7
Total Assurant, Inc. stockholders’ equity	$5,652.8	$5,112.0	$4,270.6	$4,098.1	$4,524.0
Per share data:
Total book value per basic common share (2)	$93.14	$81.44	$80.46	$72.33	$67.92

(1)	Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.

(2)
Total book value per basic common share equals total Assurant, Inc. stockholders’ equity divided by the basic common shares outstanding. At December 31, 2019, 2018, 2017, 2016 and 2015 there were 60,693,295, 62,770,031, 53,078,396, 56,660,642, and 66,606,258 common shares, respectively, outstanding.

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
General
We report our results through four segments: Global Lifestyle, Global Housing, Global Preneed and Corporate and Other. Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments, interest income earned from short-term investments held and income (expenses) primarily related to our frozen benefit plans. Corporate and Other also includes the amortization of deferred gains and gains associated with the sales of Fortis Financial Group, Long-Term Care and Assurant Employee Benefits through reinsurance agreements, expenses related to the acquisition of TWG, foreign gains (losses) from remeasurement of monetary assets and liabilities, the gain or loss on the sale of businesses, gains or losses associated with the valuation of our investment in Iké and other unusual or infrequent items. Additionally, the Corporate and Other segment includes amounts related to businesses disposed of through reinsurance and the runoff of the Assurant Health business.
The following discussion covers the year ended December 31, 2019 (“Twelve Months 2019”) and year ended December 31, 2018 (“Twelve Months 2018”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis. Our comparative analysis of Twelve Months 2018 and the year ended December 31, 2017 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019.
Executive Summary
Overview:
We have undertaken several acquisitions and dispositions, which are reflected in our results. On May 31, 2018, we acquired TWG Holdings Limited and its subsidiaries (as subsequently reorganized, “TWG”) for total consideration of $2.47 billion. On August 1, 2018, we sold our Mortgage Solutions business to Xome, an indirect wholly owned subsidiary of WMIH Corp. On December 3, 2018, we sold Time Insurance Company, a subsidiary of the runoff Assurant Health business, to Haven Holdings, Inc.
In October 2019, we acquired the remaining 60% interest in MMI-CPR, LLC (dba Cell Phone Repair), a global franchisor of electronic device repair stores focusing on mobile device repair. In 2019, we also undertook a strategic review of our investment in Iké. As part of our initial investment in 2014, we entered into a put/call with the majority shareholders. In the third quarter of 2019, we decided to pursue the sale of our interests in Iké and recorded a partial impairment in our investment and an increase in our put obligation related to the decline in fair value of the business in connection with our decision to sell. On January 29, 2020, we entered into agreements to sell our interests in Iké to certain management shareholders of Iké. We expect closing to occur in the second quarter of 2020 resulting in an expected net cash outflow of $54 million, which could increase by up to an additional $40 million in the event we provide seller financing to the management shareholders at closing, plus transaction costs. In connection with this agreement, we recorded an incremental loss related to the agreed sale price. The sale is subject to customary closing conditions, including regulatory approvals. For additional information on this transaction, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
In August 2019, we issued $350.0 million of 3.70% senior notes due 2030, and used the net proceeds, along with cash on hand, to complete a cash tender offer to purchase $100.0 million of the $375.0 million then outstanding aggregate principal amount of our 6.75% senior notes due 2034 and to redeem $250.0 million of the $300.0 million then outstanding aggregate principal amount of our floating rate senior notes due 2021. A loss on extinguishment of debt of $31.4 million, primarily related to incremental consideration required to be paid to debtholders as a result of the interest rate differential over the remaining term as compared to current rates, was reported in Twelve Months 2019 as a result of the cash tender offer. See “– Liquidity and Capital Resources,” below for further details.
Summary of Financial Results:
Consolidated net income attributable to common stockholders increased $127.1 million, or 54%, to $363.9 million for Twelve Months 2019 from $236.8 million for Twelve Months 2018. The increase was driven by $128.7 million of lower reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums) and expansion in our Global Lifestyle segment, as well as full-year contributions from

TWG. The increase was partially offset by a $163.9 million after-tax loss related to a change in the fair value of Iké following the Company’s decision to sell the business.
Global Lifestyle net income increased $111.6 million, or 37%, to $409.3 million for Twelve Months 2019 from $297.7 million for Twelve Months 2018, primarily due to strong organic growth in mobile and full-year contributions from TWG, partially offset by continued declines in Global Financial Services and Other. TWG contributed approximately $130 million of full year net income to Global Lifestyle in 2019 compared to $74.7 million of income, excluding the $9.3 million after-tax benefit for client recoverables, for seven months in 2018.
Global Lifestyle net earned premiums, fees and other income increased $1.91 billion to $7.09 billion for the Twelve Months 2019 compared with $5.18 billion for Twelve Months 2018, primarily due to full-year contributions from TWG and growth in Connected Living, primarily driven by growth in new mobile subscribers and higher trade-in volumes in our repairs and logistics business, and continued growth in Global Automotive.
Global Housing net income increased $107.9 million, or 72%, to $258.7 million for Twelve Months 2019 from $150.8 million for Twelve Months 2018, primarily due to $128.8 million of lower reportable catastrophes. Excluding reportable catastrophes, segment net income decreased, primarily driven by declines in Lender-placed Insurance, mostly from the reduction in loans tracked from a financially insolvent client and higher non-catastrophe loss experience in Specialty and Other. The decrease was partially offset by the absence of Mortgage Solutions losses in Twelve Months 2018 and growth in Multifamily Housing.
Global Housing net earned premiums, fees and other income decreased $55.5 million to $2.03 billion for Twelve Months 2019 compared with $2.09 billion for Twelve Months 2018, primarily due to the sale of Mortgage Solutions. Excluding Mortgage Solutions, net earned premiums, fees and other income increased 3% primarily due to growth in Specialty and Other and Multifamily Housing, partially offset by declines in Lender-placed Insurance, including the impact of additional catastrophe reinsurance.
Global Preneed net income decreased $5.5 million, or 10%, to $52.2 million for Twelve Months 2019 from $57.7 million for Twelve Months 2018, primarily due to an out of period adjustment of $9.9 million related to a net over-capitalization of deferred acquisition costs occurring over a ten-year period. Excluding this adjustment, segment net income increased primarily due to overall growth in the business and lower mortality.
Global Preneed net earned premiums, fees and other income increased $11.4 million to $200.9 million for Twelve Months 2019 compared with $189.5 million for Twelve Months 2018, primarily driven by growth in prefunded funeral policies and prior period sales of the Final Need product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow all of our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and manage the pace of declines in placement rates in our Lender-placed Insurance business and the North American credit insurance business in Global Financial Services and Other. Factors affecting these items, including, but not limited to, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, and to manage our Lender-placed Insurance business, including the expected reduction in loans tracked from a financially insolvent client. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 1A – Risk Factors – Business and Competitive Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For Twelve Months 2019, net cash provided by operating activities totaled $1.41 billion; net cash used in investing activities totaled $619.8 million and net cash used in financing activities totaled $179.2 million. We had $1.87 billion in cash and cash equivalents as of December 31, 2019. Please see “ – Liquidity and Capital Resources” below for further details.

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
We also incur interest expense related to our debt.
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
For additional information regarding our reserves, see Notes 2 and 17 to the Consolidated Financial Statements included elsewhere in this Report.
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
Global Lifestyle and Global Housing
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
When employing the reserving methods, consideration is given to contractual requirements, historical utilization trends and payment patterns, coverage changes, seasonality, product mix, the legislative and regulatory environment, economic factors, natural catastrophes and other relevant factors. We consistently apply reserving principles and methodologies from year to year, while also giving due consideration to the potential variability of these factors.
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2019 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2019	Change in cost of claims occurring in 2019
3% higher	$1,218.0	$70.3
2% higher	$1,194.0	$46.3
1% higher	$1,171.0	$23.3
Base scenario (1)	$1,147.7	$—
1% lower	$1,125.0	$(22.7)
2% lower	$1,101.0	$(46.7)
3% lower	$1,078.0	$(69.7)

(1)	Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2019 for Global Lifestyle and Global Housing.

Disposed and Runoff Short Duration Lines
We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carried case reserves for these liabilities, as recommended by the various pool managers, and IBNR reserves totaling $24.3 million (before reinsurance) and $20.7 million (net of reinsurance) at December 31, 2019. Estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. Based on information currently available, and after consideration of the reserves reflected in the Consolidated Financial Statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
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
Global Preneed

Global Preneed includes pre-funded funeral (“preneed”) life insurance and annuity contracts and legacy traditional life insurance (no longer offered). The reserve assumptions for future policy benefits and expenses are determined based upon pricing, which approximates actual experience.
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
For preneed life insurance issued prior to 2009, the long-duration accounting model is applied whereby reserve assumptions are made with provision for adverse deviation. Interest and discount rates are based upon investment returns of the assets acquired to support the business. Expected mortality rates, lapse rates and future death benefit increases are based upon pricing assumptions.
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
Disposed and Runoff Long Duration Lines
Risks related to the reserves recorded for certain discontinued individual life, annuity and long-term care insurance policies have been fully ceded via reinsurance. While we have not been released from our contractual obligation to the policyholders, changes in and deviations from economic, mortality, morbidity, and withdrawal assumptions used in the calculation of these reserves will not directly affect our results of operations unless there is a default by the assuming reinsurer.
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
Long Duration Contracts
Acquisition costs for pre-funded funeral life insurance policies issued prior to 2009 and certain life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents.
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
See also Notes 2 and 8 to the Consolidated Financial Statements included elsewhere in this Report, “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to market risk, including changes in interest rates that may adversely affect our results of operations and financial condition” and “ – Investments” contained later in this Item 7.
Reinsurance
Reinsurance recoverables were $9.59 billion and $9.17 billion as of December 31, 2019 and 2018, respectively, which include amounts we are owed by reinsurers for claims paid as well as those included in reserve estimates that are subject to the reinsurance. Reinsurance premiums paid are amortized as reductions to premium over the terms of the underlying reinsured policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, historical disputes of reinsurance liabilities, management’s experience and current economic conditions. The ceding of insurance does not discharge our primary liability to our insureds.
We have used reinsurance to exit certain businesses, including Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4.46 billion and $4.41 billion at December 31, 2019 and 2018, respectively.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2019 and 2018:

	2019	2018
Ceded future policyholder benefits and expense	$3,329.3	$3,132.3
Ceded unearned premium	4,248.1	3,876.3
Ceded claims and benefits payable	1,895.5	2,046.1
Ceded paid losses	120.5	111.3
Total	$9,593.4	$9,166.0

We utilize reinsurance for loss protection and capital management, business dispositions and, in Global Lifestyle and Global Housing, client risk and profit sharing. See also “Item 1A – Risk Factors – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers” and “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.”
Retirement and Other Employee Benefits
We have sponsored a qualified pension plan (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. Effective March 1, 2016, benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the retirement health benefits plan were frozen. The reported amounts associated with these plans requires an extensive use of assumptions, which include, but are not limited to, the discount rate and expected return on plan assets. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets, which is not changed by minor short-term market fluctuations, but does change when large prolonged interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.
Contingencies
A loss contingency is recorded if reasonably estimable and probable. We establish reserves for these contingencies at the best estimate, or if no one estimated amount within the range of possible losses is more probable than any other, we record an estimated reserve at the low end of the estimated range. Contingencies affecting us primarily relate to legal and regulatory matters, which are inherently difficult to evaluate and are subject to significant changes.
Deferred Taxes
Deferred income taxes are recorded for temporary differences between the financial reporting and income tax bases of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. A valuation allowance is established for deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion of the asset will not be realized. The valuation allowance is sufficient to reduce the asset to the amount that is more likely than not to be realized. We have deferred tax assets resulting from temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowance are included in Note 12 to the Consolidated Financial Statements included elsewhere in this Report.
As of December 31, 2019 and 2018, we had a cumulative valuation allowance of $76.6 million and $26.4 million, respectively, against deferred tax assets of international subsidiaries. The change during the period is related to the new valuation allowance of $49.7 million established on the deferred taxes that arose related to losses incurred on our investment in Iké and a $0.5 million increase in other valuation allowances against foreign net operating loss carryforwards and other deferred tax assets. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient future taxable income of the same character in the same jurisdiction.
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
 Valuation and Recoverability of Goodwill
Our goodwill related to previous acquisitions of businesses was $2.34 billion and $2.32 billion as of December 31, 2019 and 2018, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Beginning in 2018, we disaggregated our Global Lifestyle operating segment into the following three reporting units: Connected Living, Global Automotive and Global Financial Services and Other. In 2018, the carrying amount of our Global Lifestyle legacy goodwill was allocated based on the fair value of the three new reporting units. The carrying amount of our goodwill from the TWG acquisition in 2018 was allocated to the three new reporting units based on the acquisition multiple and implied forward earnings contribution of each reporting unit. Our reporting units for goodwill testing were at the same level as the operating segment for Global Housing and Global Preneed.
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2019	2018
Global Lifestyle (1)	$1,825.9	$1,804.7
Global Housing	379.5	379.5
Global Preneed	138.0	137.6
Total	$2,343.4	$2,321.8
 (1) As of December 31, 2019, $461.5 million, $1,291.7 million and $72.7 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively. As of December 31, 2018, $451.2 million, $1,281.3 million, and $72.2 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively.

In the fourth quarter of 2019, we performed a qualitative assessment for each of our Connected Living, Global Housing and Global Preneed reporting units. Based on these assessments, we determined that it was more likely than not that the reporting units’ fair values were more than their respective carrying amounts and therefore further impairment testing was not necessary. We performed quantitative tests on our Global Automotive and Global Financial Services and Other reporting units given the relative lower excess fair value over carrying value results from the prior year, concluded that the estimated fair values exceeded their respective book values by an increased amount over the prior year tests and therefore determined that goodwill was not impaired.
The determination of fair value of the reporting units requires many estimates and assumptions. These estimates and assumptions include, but are not limited to, earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment.

Should the operating results of these reporting units decline substantially compared to projected results, or should further interest rate declines increase the net unrealized investment portfolio gain position, we could determine that we need to perform an updated impairment test due to the potential impairment indicators, which may require the recognition of a goodwill impairment loss in any of the reporting units.
Had the net book value for any of the reporting units exceeded its estimated fair value in the quantitative test, the Company would have recognized a goodwill impairment loss for the difference up to the amount of goodwill allocated to the reporting unit.
Refer to Note 15 to the Consolidated Financial Statements included elsewhere in this Report for further detail.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2019	2018
Revenues:
Net earned premiums	$8,020.0	$6,156.9
Fees and other income	1,311.2	1,308.1
Net investment income	675.0	598.4
Net realized gains (losses) on investments	66.3	(62.7)
Amortization of deferred gains on disposal of businesses	14.3	56.9
Total revenues	10,086.8	8,057.6
Benefits, losses and expenses:
Policyholder benefits	2,654.7	2,342.6
Amortization of deferred acquisition costs and value of business acquired	3,322.1	2,300.8
Underwriting, general and administrative expenses	3,250.5	2,980.4
Iké net losses	163.0	—
Interest expense	110.6	100.3
Loss on extinguishment of debt	31.4	—
Total benefits, losses and expenses	9,532.3	7,724.1
Income before provision (benefit) for income taxes	554.5	333.5
Provision (benefit) for income taxes	167.7	80.9
Net income	386.8	252.6
Less: Net income attributable to non-controlling interest	(4.2)	(1.6)
Net income attributable to stockholders	382.6	251.0
Less: Preferred stock dividends	(18.7)	(14.2)
Net income attributable to common stockholders	$363.9	$236.8
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $127.1 million, or 54%, to $363.9 million for Twelve Months 2019 from $236.8 million for Twelve Months 2018, primarily due to a $128.7 million reduction in reportable catastrophes and growth in our Global Lifestyle segment, benefiting from continued organic growth in Connected Living and full year contributions from the TWG acquisition. The increase was also due to an increase in net realized gains on investments mostly due to an increase in the fair value of equity securities and sales of fixed maturity securities at net gains in 2019 compared to net losses in 2018, and a $44.1 million reduction in net charges associated with the TWG acquisition. These increases were partially offset by a $163.9 million after-tax loss related to a decrease in the estimated fair value of Iké (of which $38.4 million related to cumulative foreign currency losses recorded in other comprehensive income), lower after-tax amortization of deferred gains associated with the sale of Assurant Employee Benefits and $29.6 million of after-tax charges primarily related to the August 2019 tender offer for a portion of the Company’s senior notes maturing in 2034.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Revenues:
Net earned premiums	$6,073.7	$4,291.8
Fees and other income	1,020.5	891.5
Net investment income	250.8	189.4
Total revenues	7,345.0	5,372.7
Benefits, losses and expenses:
Policyholder benefits	1,516.2	1,145.6
Amortization of deferred acquisition costs and value of business acquired	3,015.7	2,025.8
Underwriting, general and administrative expenses	2,277.6	1,812.6
Total benefits, losses and expenses	6,809.5	4,984.0
Segment income before provision for income taxes	535.5	388.7
Provision for income taxes	126.2	91.0
Segment net income	$409.3	$297.7
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$3,768.4	$2,800.6
Global Automotive	2,873.6	1,909.2
Global Financial Services and Other	452.2	473.5
Total	$7,094.2	$5,183.3
Net earned premiums, fees and other income:
Domestic	$5,020.1	$3,560.9
International	2,074.1	1,622.4
Total	$7,094.2	$5,183.3
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income
Segment net income increased $111.6 million, or 37%, to $409.3 million for Twelve Months 2019 from $297.7 million for Twelve Months 2018, primarily due to organic growth in our Connected Living business, mainly from mobile protection programs in Asia Pacific and North America, full year contributions from the TWG acquisition, improved operating performance in our European mobile business and higher domestic trade-in volumes from our mobile repairs and logistics business. The increases were partially offset by an increase in expenses related to continued investments in our Connected Living business, the absence of $9.3 million after-tax benefits for client recoverables that were included in Twelve Months 2018, unfavorable foreign exchange and the continued runoff of our domestic credit business. The TWG acquisition contributed approximately $130 million of full year net income to Global Lifestyle in 2019 compared to $74.7 million of income, excluding the $9.3 million after-tax benefit for client recoverables, for seven months in 2018.

Total Revenues
Total revenues increased $1.97 billion, or 37%, to $7.35 billion for Twelve Months 2019 from $5.37 billion for Twelve Months 2018. Net earned premiums increased $1.78 billion, or 42%, primarily due to full year of revenues from the TWG acquisition, organic growth in our Connected Living business, mainly due to subscriber growth from mobile protection programs, and continued growth in our Global Automotive business, due to strong prior period sales of warranty contracts. The increase was partially offset by unfavorable foreign exchange. Fees and other income increased $129.0 million, or 14%, primarily driven by higher trade-in volumes from our mobile repairs and logistics business and growth from mobile programs. Net investment income increased $61.4 million, or 32%, primarily due to full year contributions from the TWG acquisition and higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $1.83 billion, or 37%, to $6.81 billion for Twelve Months 2019 from $4.98 billion for Twelve Months 2018. Policyholder benefits increased $370.6 million, or 32%, primarily driven by a full year of policyholder benefits from the TWG acquisition and growth from our Connected Living and Global Automotive businesses, partially offset by favorable foreign exchange. Amortization of deferred acquisition costs and value of business acquired increased $989.9 million, or 49%, primarily due to a full year of expenses from the TWG acquisition. Underwriting, general and administrative expenses increased $465.0 million, or 26%, primarily due to growth in our global mobile programs, including higher trade-in volumes from our domestic repairs and logistics business, a full year of expenses from the TWG acquisition and continued investments in our Connected Living business, partially offset by favorable foreign exchange.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Revenues:
Net earned premiums	$1,885.1	$1,806.2
Fees and other income	148.6	283.0
Net investment income	95.2	80.8
Total revenues	2,128.9	2,170.0
Benefits, losses and expenses:
Policyholder benefits	869.5	938.4
Amortization of deferred acquisition costs and value of business acquired	221.5	204.5
Underwriting, general and administrative expenses	711.6	837.1
Total benefits, losses and expenses	1,802.6	1,980.0
Segment income before provision for income taxes	326.3	190.0
Provision for income taxes	67.6	39.2
Segment net income	$258.7	$150.8
Net earned premiums, fees and other income:
Lender-placed Insurance	$1,109.2	$1,149.7
Multifamily Housing	429.2	406.1
Specialty and Other	495.3	417.3
Mortgage Solutions	—	116.1
Total	$2,033.7	$2,089.2

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income
Segment net income increased $107.9 million, or 72%, to $258.7 million for Twelve Months 2019 from $150.8 million for Twelve Months 2018, primarily due to after-tax reportable catastrophes of $40.9 million in Twelve Months 2019 compared to $169.7 million in Twelve Months 2018. Excluding reportable catastrophes, segment net income decreased $20.9 million, or 7%, primarily driven by a decline in Lender-placed Insurance mostly due to the cost of additional catastrophe reinsurance protection secured as part of the 2019 program and a reduction in loans tracked from a financially insolvent client and higher non-catastrophe loss experience from an increase in the frequency and severity of losses from our small commercial and sharing economy products. These decreases were partially offset by the absence of losses from the sale of our Mortgage Solutions business in Twelve Months 2018 and growth from Multifamily Housing.
Total Revenues
Total revenues decreased $41.1 million, or 2%, to $2.13 billion for Twelve Months 2019 from $2.17 billion for Twelve Months 2018. The decrease was mainly due to a decrease in fees and other income of $134.4 million, or 47%, primarily due to the sale of our Mortgage Solutions business. Net earned premiums increased $78.9 million, or 4%, primarily due to growth from our Specialty and Other business, mainly small commercial and sharing economy products, premium rate increases in Lender-placed Insurance and continued growth from renters insurance in our Multifamily Housing business, partially offset by a decline in Lender-placed Insurance from lower placement rates, the reduction in loans tracked from a financially insolvent client and the cost of additional catastrophe reinsurance protection. Net investment income increased $14.4 million, or 18%, primarily due to higher income from real estate related investments and an increase in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $177.4 million, or 9%, to $1.80 billion for Twelve Months 2019 from $1.98 billion for Twelve Months 2018. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $125.5 million, or 15%, primarily due to the sale of our Mortgage Solutions business. Total policyholder benefits decreased $68.9 million, or 7%, primarily due to a decrease of $164.2 million in reportable catastrophe losses, partially offset by higher non-catastrophe loss experience mainly from our small commercial and sharing economy products. Amortization of deferred acquisition costs increased $17.0 million, or 8%, primarily related to growth in our Specialty and Other and Multifamily Housing businesses.

Global Preneed
Overview
The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Revenues:
Net earned premiums	$61.2	$58.4
Fees and other income	139.7	131.1
Net investment income	285.3	278.0
Total revenues	486.2	467.5
Benefits, losses and expenses:
Policyholder benefits	269.0	263.3
Amortization of deferred acquisition costs and value of business acquired	84.9	70.5
Underwriting, general and administrative expenses	67.3	60.1
Total benefits, losses and expenses	421.2	393.9
Segment income before provision for income taxes	65.0	73.6
Provision for income taxes	12.8	15.9
Segment net income	$52.2	$57.7

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net Income
Segment net income decreased $5.5 million, or 10%, to $52.2 million for Twelve Months 2019 from $57.7 million for Twelve Months 2018, primarily due to a $9.9 million after-tax expense related to an out of period adjustment related to the net over-capitalization of deferred acquisition costs occurring over a ten-year period and increased general expense, partially offset by growth in the domestic preneed business and lower mortality.
Total Revenues
Total revenues increased $18.7 million, or 4%, to $486.2 million for Twelve Months 2019 from $467.5 million for Twelve Months 2018. Fees and other income increased $8.6 million, or 7%, primarily due to growth in the U.S. business, partially offset by unfavorable foreign exchange. Net investment income increased $7.3 million, or 3%, primarily due to an increase in invested assets in line with the growth of the domestic preneed business, partially offset by unfavorable foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $27.3 million, or 7%, to $421.2 million for Twelve Months 2019 from $393.9 million for Twelve Months 2018, primarily due to a $14.2 million pre-tax out of period adjustment related to the net over-capitalization of deferred acquisition costs occurring over a ten-year period, increased information technology expense and growth in the domestic preneed business, partially offset by favorable foreign exchange.

Corporate and Other
Overview:
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Revenues:
Net earned premiums	$—	$0.5
Fees and other income	2.4	2.5
Net investment income	43.7	50.2
Net realized gains (losses) on investments	66.3	(62.7)
Amortization of deferred gains on disposal of businesses	14.3	56.9
Total revenues	126.7	47.4
Benefits, losses and expenses:
Policyholder benefits	—	(4.7)
General and administrative expenses	194.0	270.6
Iké net losses	163.0	—
Interest expense	110.6	100.3
Loss on extinguishment of debt	31.4	—
Total benefits, losses and expenses	499.0	366.2
Segment loss before benefit for income taxes	(372.3)	(318.8)
Benefit for income taxes	(38.9)	(65.2)
Segment net (loss) income	(333.4)	(253.6)
Less: Net income attributable to non-controlling interest	(4.2)	(1.6)
Net (loss) income attributable to stockholders	(337.6)	(255.2)
Less: Preferred stock dividends	(18.7)	(14.2)
Net (loss) income attributable to common stockholders	$(356.3)	$(269.4)

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net (Loss) Income Attributable to Common Stockholders
Segment net loss attributable to common stockholders increased $86.9 million, or 32%, to a net loss of $356.3 million for Twelve Months 2019 from a net loss of $269.4 million for Twelve Months 2018, primarily due to a $163.9 million of after-tax loss related to a decrease in the estimated fair value of Iké, an increase in net realized gains on investments driven by an increase in the fair value of equity securities and sales of fixed maturity securities at net gains in 2019 compared to net losses in 2018, a $44.1 million after-tax reduction in net charges associated with the TWG acquisition and a $24.1 million after-tax decrease in the loss on the sale of our Mortgage Solutions business. The decreases were partially offset by $29.6 million of after-tax charges related to the August 2019 tender offer for a portion of the Company’s senior notes maturing in 2034, additional interest expense and preferred dividends from acquisition related financing and lower amortization of deferred gains with the sale of Assurant Employee Benefits.
Total Revenues
Total revenues increased $79.3 million, or 167%, to $126.7 million for Twelve Months 2019 from $47.4 million for Twelve Months 2018, primarily due to an increase in net realized gains on investments mostly due to an increase in the fair value of equity securities and sales of fixed maturity securities at net gains in 2019 compared to net losses in 2018, partially offset by lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $132.8 million, or 36%, to $499.0 million for Twelve Months 2019 from $366.2 million for Twelve Months 2018. The increase in expenses for Twelve Months 2019 was primarily due to a $163.0 million loss related to a decrease in estimated fair value of Iké, $37.4 million of debt related charges primarily related to the August 2019 tender offer for a portion of the Company’s senior notes maturing 2034 and the absence of $17.7 million of gains from the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business. These increases were partially offset by $59.2 million decrease in net charges associated with the TWG acquisition and a $30.7 million change due to the comparison to the 2018 loss on the sale of our Mortgage Solutions business. Additionally, general and administrative expenses for Twelve Months 2019 included a $26.7 million gain related to the reduction of the valuation allowance on the Company’s Patient Protection and Affordable Health Care Act of 2010 (“ACA”) risk corridor program receivables. The reduction in the allowance related to improved collection prospects following recent litigation activity as well as the Company’s entry into an agreement to effectively sell its right to any future claim proceeds received by the Company related to the risk corridor program receivables. For more information, see Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

Investments
We had total investments of $14.57 billion and $13.40 billion as of December 31, 2019 and 2018, respectively. Net unrealized gains on our fixed maturity securities portfolio increased $834.5 million during Twelve Months 2019, from $423.1 million at December 31, 2018 to $1.26 billion at December 31, 2019. The increase was mainly due to a decrease in U.S. Treasury yields and tightening credit spreads.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2019		December 31, 2018
Aaa / Aa / A	$8,014.7	65.1%	$7,329.8	65.1%
Baa	3,734.7	30.3%	3,322.7	29.5%
Ba	480.7	3.9%	447.9	4.0%
B and lower	92.3	0.7%	156.7	1.4%
Total	$12,322.4	100.0%	$11,257.1	100.0%

The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2019	2018
Fixed maturity securities	$492.8	$451.6
Equity securities	22.1	21.5
Commercial mortgage loans on real estate	36.6	33.4
Short-term investments	13.6	22.0
Other investments	49.2	41.6
Cash and cash equivalents	36.1	25.7
Revenue from consolidated investment entities (1)	119.2	77.8
Total investment income	769.6	673.6
Investment expenses	(24.5)	(23.3)
Expenses from consolidated investment entities (1)	(70.1)	(51.9)
Net investment income	$675.0	$598.4

(1)
The following table shows the revenues net of expenses from consolidated investment entities (“CIEs”) for the periods indicated. Refer to Note 9 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Years Ended December 31,
	2019	2018
Investment income from direct investments in:
Real estate funds (1)	$25.1	$11.3
CLO entities	17.0	9.5
Investment management fees	7.0	5.1
Net investment income from consolidated investment entities	$49.1	$25.9

(1)	The investment income from the real estate funds includes income attributable to non-controlling interest of $3.8 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.
Net investment income increased $76.6 million, or 13%, to $675.0 million for Twelve Months 2019 from $598.4 million for Twelve Months 2018 benefiting from the investments acquired from the TWG acquisition. In addition to TWG, the increase was also due to higher income from CIEs, primarily related to our investment in our real estate fund resulting from an increase in the fair market value of certain real estate properties and income from our direct investment in Assurant-issued CLO structures launched in 2019. The increase in net investment income was also due to proceeds from the sale of direct real estate venture properties and an increase in fair market value of certain other properties, as well as increased income from higher overall invested assets consistent with the underlying growth of our business. The increase was partially offset by the absence of $2.9 million of interest income related to the recovery of losses on certain mortgage-backed securities and $2.4 million of interest income from the reinvestment of debt proceeds in anticipation of the TWG acquisition that were recorded for the Twelve Months 2018.
As of December 31, 2019, we owned $69.6 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $57.9 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
As we continue to focus on driving profitable growth, in February 2020 we made the strategic decision to outsource the day-to-day management of our investment portfolio. We expect to complete the implementation of our new asset management model in the second quarter of 2020.
For more information on our investments, see Notes 8 and 10 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our insurance subsidiaries’ ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the jurisdictions in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1 – Business – Regulation – U.S. Insurance Regulation” and “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”).
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In 2019, the following actions were taken by the rating agencies:
A.M. Best

•
Affirmed all ratings of Assurant entities with a stable outlook, except for two of our subsidiaries that sold the Assurant Employee Benefits business through reinsurance, whose financial strength ratings were downgraded from A- to B++ due to their diminished profile following the sale. The outlook for the ratings of these two entities was revised from negative to stable.

•	Withdrew the A ratings of two U.K. subsidiaries as the Company elected to no longer have these subsidiaries participate in the interactive process.

•	Assigned a bbb+ to our new senior debt issuance with a stable outlook.
Moody’s

•	Assigned a Baa3 rating to our new senior debt issuance with a stable outlook.
S&P

•	Assigned a BBB to our new senior debt issuance with a stable outlook.

•	All ratings were affirmed with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business – Ratings” and “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance company subsidiaries could adversely affect our results of operations and financial condition.”
For the year ending December 31, 2020, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is $423.7 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Holding Company

As of December 31, 2019, we had approximately $533.9 million in holding company liquidity, $308.9 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and MCPS dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $648.0 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received from dispositions, were approximately $748.0 million and $739.0 million for Twelve Months 2019 and Twelve Months 2018, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Twelve Months 2019 and Twelve Months 2018, we made common stock repurchases and paid dividends to our common stockholders of $426.3 million and $266.1 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board approval and market conditions.
In 2014, we made an approximately 40% investment in Iké, a services assistance business, for which we paid approximately $110.0 million. We also entered into a shareholder agreement with the majority shareholders that provided us with the right to acquire the remainder of Iké from the majority shareholders, and the majority shareholders the right to put their interests in Iké to us, in mid-2019. In April 2019, we entered into a cooperation agreement with the majority shareholders of Iké to explore strategic alternatives. We also agreed to delay the call and put rights to January 31, 2020. In the third quarter of 2019, we decided to pursue the sale of our interests in Iké and on January 29, 2020, we entered into agreements to sell our interest in Iké to certain management shareholders, which is subject to regulatory approval. We expect closing to occur in the second quarter of 2020 resulting in an expected net cash outflow of $54 million, which could increase by up to an additional $40 million in the event we provide seller financing to the management shareholders at closing, plus transaction costs. There can be no assurance that our efforts to sell our interests in Iké will be successful. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. In addition, in January 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt and other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases

On January 14, 2020, the Board declared a quarterly dividend of $0.63 per common share payable on March 16, 2020 to stockholders of record as of February 24, 2020. We paid dividends of $0.63 per common share on December 16, 2019 to stockholders of record as of November 25, 2019. This represents a 5% increase to the quarterly dividend of $0.60 per common share paid on September 16, 2019 to stockholders of record as of August 26, 2019, $0.60 per common share paid on June 18,

2019 to stockholders of record as of May 28, 2019, and $0.60 per common share paid on March 18, 2019 to stockholders of record as of February 25, 2019.
On January 14, 2020, the Board declared a quarterly dividend of $1.6250 per share of MCPS payable on March 16, 2019 to stockholders of record as of March 1, 2019. We paid dividends of $1.6250 per share of MCPS on December 16, 2019 to stockholders of record as of December 1, 2019, $1.6250 per share of MCPS on September 16, 2019 to stockholders of record as of September 1, 2019, $1.6250 per share of MCPS on June 17, 2019 to stockholders of record as of June 1, 2019, and $1.6250 per share of MCPS on March 15, 2019 to stockholders of record as of March 1, 2019.
Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS described below. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock.
 On November 5, 2018, the Board authorized us to repurchase up to an additional $600.0 million of our outstanding common stock. During Twelve Months 2019, we repurchased 2,417,498 shares of our outstanding common stock at a cost of $274.9 million, exclusive of commissions. As of December 31, 2019, $486.3 million remained under the Board repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our MCPS. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9374 (the “minimum conversion rate”) and 1.1248 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the Mandatory Convertible Preferred Stock.
Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $18.7 million and $14.2 million for Twelve Months 2019 and Twelve Months 2018, respectively. For additional information regarding the MCPS, see Note 20 in the Consolidated Financial Statements included elsewhere in this Report.
Credit Facility and Commercial Paper Program
We have a Credit Facility that provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided we are in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $441.0 million was available as of December 31, 2019, and $9.0 million letters of credit were outstanding.
We did not use the commercial paper program during Twelve Months 2019 or Twelve Months 2018 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2019 or 2018. We made no borrowings using the Credit Facility during Twelve Months 2019 or Twelve Months 2018 and no loans were outstanding as of December 31, 2019 or 2018.

Covenants
The Credit Facility contains restrictive covenants including, but not limited to:

(i)	Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0; and

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

In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.9	$300.0	$298.1
4.00% Senior Notes due March 2023	350.0	348.5	350.0	348.1
4.20% Senior Notes due September 2023	300.0	297.8	300.0	296.8
4.90% Senior Notes due March 2028	300.0	296.8	300.0	297.6
3.70% Senior Notes due February 2030	350.0	346.8	—	—
6.75% Senior Notes due February 2034	275.0	272.1	375.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.0	400.0	394.5
Total debt		$2,006.9		$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
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
We used the net proceeds from the offering, together with cash on hand to purchase $100.0 million of our 6.75% senior notes due 2034 in a cash tender offer, to redeem $250.0 million of our floating rate senior notes due 2021 and to pay related premiums, fees and expenses.
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (3.21% as of December 31, 2019) and matures in March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million then outstanding aggregate principal amount of the 2021 Senior Notes.

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

The interest rate payable on each of the 2021 Senior Notes, the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes will be subject to adjustment from time to time, if either Moody’s or S&P downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. For more details on the increase in interest rate over the issuance rate by rating, see Note 19 to our Consolidated Financial Statements included elsewhere in this Report.
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
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, we completed a cash tender offer of $100.0 million each in aggregate principal amount of such senior notes. A loss on extinguishment of debt of $31.4 million was reported for the year ended December 31, 2019 and the outstanding aggregate principal amount of the senior notes was $275.0 million as of December 31, 2019.
See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for more information.

Retirement and Other Employee Benefits
We have sponsored a qualified pension plan (the “Assurant Pension Plan”) and various non-qualified pension plans (including an Executive Pension Plan), along with a retirement health benefits plan covering our employees who meet specified eligibility requirements. Effective March 1, 2016, benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the retirement health benefits plan were frozen. The reported amounts associated with these plans requires an extensive use of assumptions, which include, but are not limited to, the discount rate and expected return on plan assets. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets, which is not changed by minor short-term market fluctuations, but does change when large prolonged interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.
Effective January 1, 2014, the Assurant Pension Plan and Executive Pension Plans became closed to new hires. Subsequently, the Assurant Pension Plan was amended and restated as of January 1, 2016, and split into two separate plans (“Plan No. 1” and “Plan No. 2”). Plan No. 1 generally covered all eligible employees (including the active population as of January 1, 2016, the remainder of the terminated vested population and all Puerto Rico participants). Plan No. 2 generally included a subset of the terminated vested population and the total population that commenced distribution of their accrued benefit prior to January 1, 2016. Assets for both Plan No. 1 and Plan No. 2 remained in the Assurant, Inc. Pension Plan Trust. Effective December 31, 2017, Plan No. 1 and Plan No. 2 were merged back together into the Assurant Pension Plan.
During 2019, there were no contributions to the Assurant Pension Plan. Due to the Plan’s current overfunded status, no contributions are expected to the Assurant Pension Plan over the course of 2020. See Note 24 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$1,413.4	$656.7
Investing activities	(619.8)	(2,202.5)
Financing activities	(179.2)	1,838.0
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(35.0)
Net change in cash	$613.1	$257.2

Cash Flows for the Years Ended December 31, 2019 and 2018
Operating Activities:
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
Net cash provided by operating activities was $1.41 billion and $656.7 million for Twelve Months 2019 and Twelve Months 2018, respectively. The increase in net cash provided by operating activities was primarily due to growth of our Global Lifestyle business that benefitted from the TWG acquisition and organic growth in Connected Living from new and existing mobile protection programs domestically and internationally as well as a decrease in claim payments for reportable catastrophes. Additionally, Twelve Months 2018 included a $41.5 million payment of an accrued indemnification liability related to the previous sale of our general agency business in the prior year.
Investing Activities:

Net cash used in investing activities was $619.8 million and $2.20 billion for Twelve Months 2019 and Twelve Months 2018, respectively. The decrease in net cash used in investing activities was primarily due to the acquisition of TWG in the Second Quarter 2018 when $1.49 billion of cash was used to fund a portion of the $2.47 billion purchase price. In addition, cash from our CIEs was lower due to the timing of CLO structures launched in each year. For additional information, see Note 9 to the Consolidated Financial Statements included elsewhere in the Report. The reductions in cash were partially offset by normal changes in our operating portfolio.
Financing Activities:
Net cash provided by (used in) in financing activities was $179.2 million and $1.84 billion for Twelve Months 2019 and Twelve Months 2018, respectively. The decrease in net cash provided by financing activities was primarily due to TWG acquisition related financing obtained in Twelve Months 2018. Net proceeds from the issuance of debt and preferred stock related to the TWG acquisition were $1.29 billion for Twelve Months 2018 and $276.4 million for Twelve Months 2019. A portion of the net proceeds for Twelve Months 2018 were used to repay in full the Company’s then outstanding 2.50% senior notes due 2018. The decrease in net cash provided by financing activities also included a $619.8 million decrease in cash provided by our CIEs, net of repayments of borrowings to short-term warehouse facilities, primarily related to the timing of CLO structures launched in each year and a $31.4 million loss on extinguishment of debt primarily related to the tender offer of $100.0 million of its 6.75% senior notes due 2034. For additional information, see Note 12 to the Consolidated Financial Statements included elsewhere in this Report.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Income taxes paid	$93.1	$93.9
Interest paid on debt	103.2	79.5
Common stock dividends	151.3	133.8
Preferred stock dividends	18.7	14.2
Total	$366.3	$321.4
Commitments and Contingencies
We have obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2019:

	As of December 31, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$8,948.3	$1,157.8	$768.5	$741.7	$6,280.3
Debt and related interest	3,436.0	102.4	252.0	814.9	2,266.7
Operating leases	101.4	20.4	33.1	19.3	28.6
Pension obligations and postretirement benefits	578.5	69.4	114.4	114.1	280.6
Purchase agreements	4.5	4.5	—	—	—
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	1.8	1.8	—	—	—
Capital contributions to consolidated VIEs	1.6	1.6	—	—	—
Capital contributions to non-consolidated VIEs	27.4	27.4	—	—	—
Liability for unrecognized tax benefits	14.0	—	10.3	—	3.7
Total obligations and commitments	$13,113.5	$1,385.3	$1,178.3	$1,690.0	$8,859.9

(1)
Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $4.86 billion which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 18 to the Consolidated Financial Statements included elsewhere in this Report. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.

Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $12.1 million and $13.2 million of letters of credit outstanding as of December 31, 2019 and 2018, respectively.
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
The interest rate sensitivity relating to price risk of our fixed maturity securities investment portfolio is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the U.S. and Canadian yield curve shifts are equal in direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model is used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following tables summarize the results of this analysis for bonds, mortgage-backed securities and asset-backed securities held in our investment portfolio as of the dates indicated:

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio

December 31, 2019
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$13,279.2	$12,785.7	$12,322.4	$11,888.9	$11,478.5
% change in market value from base case	7.76%	3.76%	—%	(3.52)%	(6.85)%
$ change in market value from base case	$956.8	$463.3	$—	$(433.5)	$(843.9)

December 31, 2018
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$12,075.8	$11,655.8	$11,257.1	$10,882.2	$10,527.0
% change in market value from base case	7.27%	3.54%	—%	(3.33)%	(6.49)%
$ change in market value from base case	$818.7	$398.7	$—	$(374.9)	$(730.1)

The interest rate sensitivity relating to reinvestment risk of our fixed maturity securities investment portfolio is assessed using hypothetical scenarios that assume purchases in the primary market and consider the effects of interest rates on sales. The effects of embedded options, including call or put features are not considered. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology.
The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
December 31, 2019
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield*	4.34%	4.41%	4.47%	4.53%	4.60%
% change in portfolio yield	(0.13)%	(0.06)%	—%	0.06%	0.13%

December 31, 2018
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield*	4.31%	4.39%	4.46%	4.53%	4.61%
% change in portfolio yield	(0.15)%	(0.07)%	—%	0.07%	0.15%
* Includes investment income from real estate joint venture partnerships.
Credit Risk
We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.
Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+, 0.38% for issuers rated BB- to BB+ and 0.25% for issuers rated B and below. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. For our portfolio limits, we use credit ratings from Moody’s, S&P, Fitch Ratings, Inc. and

DBRS, Inc. (collectively, the “Nationally Recognized Statistical Rating Organizations” or “NRSROs”) to determine an issuer’s rating. When three or more credit ratings are available for an issuer, the second lowest rating will be used. When two or fewer credit ratings are available for an issuer, the lower rating will be used.
The following table presents our fixed maturity securities investment portfolio by ratings of the NRSROs as of the dates indicated:

	December 31, 2019		December 31, 2018
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$8,014.7	65%	$7,329.8	65%
Baa	3,734.7	30%	3,322.7	30%
Ba	480.7	4%	447.9	4%
B and lower	92.3	1%	156.7	1%
Total	$12,322.4	100%	$11,257.1	100%

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
We had $9.59 billion and $9.17 billion of reinsurance recoverables as of December 31, 2019 and 2018, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $606.1 million, $511.2 million and $2.49 billion as of December 31, 2019 and $761.7 million, $525.7 million and $2.34 billion as of December 31, 2018, relating to coinsurance arrangements with Sun Life, Talcott Resolution (formerly owned by The Hartford) and John Hancock, respectively, related to sales of businesses that are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, Sun Life, Talcott Resolution and John Hancock, as applicable, will be required to put more assets in the trusts. We may be dependent on the financial condition of Sun Life, Talcott Resolution and John Hancock, whose A.M. Best financial strength ratings are currently A+, B++ and A+, respectively. A.M. Best currently maintains a stable outlook on each of their financial strength ratings. As of December 31, 2019 and 2018, we had $845.2 million and $775.9 million, respectively, of reinsurance recoverables from ERAC that are not protected by the risk mitigation mechanisms discussed above. A.M. Best withdrew its rating for ERAC in March 2019. General Electric Company (“GE”), the ultimate parent of ERAC, has a capital maintenance agreement in place to maintain ERAC’s RBC ratios at an acceptable regulatory level, which has been maintained in recent years through capital infusions into ERAC. For ERAC and other reinsurance recoverables that are not protected by the risk mitigation mechanisms referenced above, we are dependent on the creditworthiness of the reinsurer. See “Item 1A – Risk Factors – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers”, “Item 1A – Risk Factors – Financial Risks – Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent” and Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
Inflation Risk
Inflation risk arises as we invest in assets that are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 3% and 4% of Assurant preneed insurance policies, with reserves of $217.5 million and $221.7 million, as of December 31, 2019 and 2018, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “ – Derivatives.”
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British Pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian Dollar were approximately 5% and 7% of our total invested assets at December 31, 2019 and 2018, respectively.

Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currencies. We also have entered into forward contracts to hedge certain exposures denominated in the Euro, British Pound and Mexican Peso.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian Dollars, whose balance was $2.08 billion and $1.78 billion of the total market value as of December 31, 2019 and 2018, respectively, on our entire fixed maturity securities portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities
December 31, 2019

Foreign exchange spot rate at December 31, 2019, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$12,114.0	$12,218.2	$12,322.4	$12,426.6	$12,530.8
% change of market value from base case	(1.69)%	(0.85)%	—%	0.85%	1.69%
$ change of market value from base case	$(208.4)	$(104.2)	$—	$104.2	$208.4

December 31, 2018

Foreign exchange spot rate at December 31, 2018, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$11,079.1	$11,168.1	$11,257.1	$11,346.1	$11,435.1
% change of market value from base case	(1.58)%	(0.79)%	—%	0.79%	1.58%
$ change of market value from base case	$(178.0)	$(89.0)	$—	$89.0	$178.0

The foreign exchange risk sensitivity of our consolidated net income is assessed using hypothetical test scenarios that assume earnings in Canadian Dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A – Risk Factors – Financial Risks – Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.” The following tables summarize the results of this analysis on our reported net income for the periods indicated:

Foreign Exchange Movement Analysis of Net Income
Year Ended December 31, 2019
Foreign exchange daily average rate for the year ended December 31, 2019, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$384.7	$385.8	$386.8	$387.8	$388.9
% change of net income from base case	(0.54)%	(0.26)%	—%	0.26%	0.54%
$ change of net income from base case	$(2.1)	$(1.0)	$—	$1.0	$2.1

Year Ended December 31, 2018
Foreign exchange daily average rate for the year ended December 31, 2018, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$250.1	$251.4	$252.6	$253.8	$255.1
% change of net income from base case	(0.99)%	(0.48)%	—%	0.48%	0.99%
$ change of net income from base case	$(2.5)	$(1.2)	$—	$1.2	$2.5

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

We have entered into forward contracts to hedge certain exposures denominated in the Euro, British Pound and Mexican Peso.
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
For additional information on derivatives, see Notes 8 and 19 to the Consolidated Financial Statements included elsewhere in this Report.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Financial Statement Schedules in Part IV, Item 15(a)(1) and (2) of this Report are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2019. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2019, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2019, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
On May 31, 2018, we completed our acquisition of TWG. During the quarter ended December 31, 2019, we completed the integration of TWG into our internal control environment. There were no other changes in our internal control over financial reporting during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Richard S. Dziadzio, Executive Vice President and Chief Financial Officer, will serve as interim Chief Accounting Officer and Controller of Assurant, Inc., effective February 21, 2020, the day on which Daniel A. Pacicco will resign from his position as Chief Accounting Officer and Controller of the Company. Mr. Dziadzio, 56, will continue to serve as the Company’s Executive Vice President and Chief Financial Officer. Mr. Dziadzio was appointed Executive Vice President and Chief Financial Officer effective July 2016 and served as the Company’s Treasurer from July 2016 through November 2018. Before joining Assurant, Mr. Dziadzio served as Chief Financial Officer of QBE North America beginning in August 2013. The Company is actively conducting a search for a permanent successor.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors in our upcoming 2020 Proxy Statement (the “2020 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors” is incorporated herein by reference. The information regarding executive officers in the 2020 Proxy Statement under the caption “Executive Officers” is incorporated herein by reference. If applicable, the information regarding compliance with Section 16(a) of the Exchange Act in the 2020 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference. The information regarding our Code of Ethics in the 2020 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics” is incorporated herein by reference. The information regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2020 Proxy Statement under the captions “Corporate Governance – Board and Committee Composition, Leadership and Refreshment”, “Corporate Governance – Director Nomination, Qualifications and Succession Planning” and “Corporate Governance – Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation
The information in the 2020 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” is incorporated herein by reference. The information in the 2020 Proxy Statement regarding the Compensation Committee under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information in the 2020 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants” is incorporated herein by reference.

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

4.2
Specimen Certificate of 6.50% Series D Mandatory Convertible Preferred Stock (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (which incorporates by reference Exhibit 3.1 thereto), originally filed on March 12, 2018).

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

4.5
Subordinated Notes Indenture, dated as of March 27, 2018, between Assurant, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed on March 27, 2018).

4.6
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.

4.7	Description of the Registrant’s Securities.
10.1
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrants Form 10-K, originally filed on February 20, 2013). *

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrants Form 10-K, originally filed on February 20, 2013). *

10.3
Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.4
Form of Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective as of May 10, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.5
Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated July 18, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *

10.6
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.7
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, effective March 10, 2016. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.8
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan for the Management Committee, effective March 10, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.9
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, under the Assurant Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Form S-8, originally filed on May 12, 2017). *

10.10	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on May 12, 2017). *
10.11	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 8, 2019). *
10.12
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.13
Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *

10.14
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.15
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant's Form 10-K, originally filed on February 19, 2014). *

10.16
Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *

10.17
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.18
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K, originally filed on February 23, 2011). *

10.19
Amendment No. 3 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.20
Assurant Executive Pension Plan, amended and restated effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 27, 2009). *

10.21
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.22
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.23
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant's Form 10-K, originally filed on February 19, 2014). *

10.24
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on May 3, 2016). *

10.25	Assurant Executive 401(k) Plan, Amended and Restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q, originally filed on April 29, 2014). *
10.26
Amendment No. 1 to the Assurant Executive 401(k) Plan, as Amended and Restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Form 10-K, originally filed on February 14, 2017).*

10.27
Amendment No. 2 to the Assurant Executive 401(k) Plan, as Amended and Restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Form 10-K, originally filed on February 14, 2018). *

10.28	Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q, originally filed on August 2, 2016). *
10.29	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K, originally filed on March 3, 2008). *
10.30
Amended and Restated Credit Agreement dated as of December 15, 2017 among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, originally filed on December 21, 2017).

10.31
Amendment No. 1, dated as of January 29, 2018, to Amended and Restated Credit Agreement among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K originally filed on January 30, 2018.

10.32
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 7, 2018). *

10.33
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 8, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 8, 2019). *

10.34
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.35
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.36
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

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
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2020.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 19, 2020.

Signature	Title
/S/ ALAN B. COLBERG	President, Chief Executive Officer and Director (Principal Executive Officer)
Alan B. Colberg

/S/ RICHARD S. DZIADZIO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard S. Dziadzio

/S/ DANIEL A. PACICCO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Daniel A. Pacicco

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Paget L. Alves

*	Director
Juan N. Cento

*	Director
Harriet Edelman

*	Director
Lawrence V. Jackson

*	Director
Charles J. Koch

*	Director
Jean-Paul L. Montupet

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Claims and Benefits Payable Reserves for Short Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2019, the Company’s total liability for claims and benefits payable was $2.69 billion, which included $1.95 billion of liabilities for short duration contracts. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
The principal considerations for our determination that performing procedures relating to the valuation of claims and benefits payable reserves for short duration insurance contracts is a critical audit matter are (i) there was significant judgment by management when determining their estimates, which led to a high degree of auditor judgment and subjectivity in performing procedures relating to the valuation; (ii) there was significant auditor effort and judgment in evaluating audit evidence relating to the actuarial methods and projected loss development factors and expected loss ratio assumptions; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of claims and benefits payable reserves for short duration insurance contracts, including controls over the selection of actuarial methods, completeness and accuracy of claims data and the development of the significant assumptions. On a test basis, these procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in either (i) evaluating the appropriateness of management’s actuarial methods and the reasonableness of projected loss development factors and expected loss ratio assumptions; or (ii) developing an actuarially determined independent estimate utilizing actual historical data and loss development patterns, as well as industry data and other benchmarks, and comparing this independent estimate to management’s actuarially determined reserves. These procedures also involved testing the completeness and accuracy of historical claims data provided by management.
Valuation of Future Policy Benefits and Claims and Benefits Payable for Certain Long Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains future policy benefits and expense reserves for preneed investment-type annuities and preneed life insurance policies with discretionary death benefits, along with universal life insurance policies, variable life insurance policies and investment-type annuity contracts of the disposed and runoff businesses consisting of policy account balances before applicable surrender charges and certain deferred policy initiation fees. The Company also maintains future policy benefits and expense reserves for other preneed life insurance contracts, for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered which are equal to the present value of future benefits to policyholders plus related expenses less the present value of future net premiums. The Company also maintains claims and benefits payable for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered which are equal to the present value of future benefit payments and related expenses. As of December 31, 2019, future policy benefits and expenses for preneed long duration contracts was $6.33 billion, future policy benefits and expenses for business disposed through reinsurance and in runoff was $3.38 billion and claims and benefits payable for long-duration business disposed through reinsurance and in runoff was $705.2 million. Factors used in the calculation of the reserves include experience derived from historical claim payments, expected future premiums and actuarial assumptions. The reserve assumptions include mortality, morbidity, inflation, lapse, margin, withdrawal and discount rates for future policy benefits and expense reserves, and inflation, mortality, morbidity, and discount rates for claims and benefits payable that are based on the Company’s experience.

The principal considerations for our determination that performing procedures relating to the valuation of future policy benefits and expenses and claims and benefits payable for certain long duration insurance contracts is a critical audit matter are (i) there was significant judgment by management when determining their estimates, which led to a high degree of auditor judgment and subjectivity in performing procedures relating to the valuation; (ii) there was significant auditor effort and judgment in evaluating audit evidence relating to the actuarial methods and inflation, mortality, morbidity, margin, and discount rate assumptions; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of future policy benefits and expenses, as well as claims and benefits payable for certain long duration contracts, including controls over the selection of actuarial methods, completeness and accuracy of data and the development of significant assumptions. On a test basis, these procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s mortality, morbidity, margin and discount rate assumptions for future policy benefits and expenses, and management’s inflation, mortality, morbidity and discount rate assumptions for claims and benefits payable. These professionals with specialized skill and knowledge also evaluated the appropriateness of the actuarial methods used, which included performing testing of the valuation models for future policy benefits and expense reserves. These procedures also involved testing the completeness and accuracy of historical claims and premiums data provided by management.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2020

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2019 and 2018

	December 31,
	2019	2018
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $11,064.8 and $10,834.0 at December 31, 2019 and 2018, respectively)	$12,322.4	$11,257.1
Equity securities at fair value	388.5	378.8
Commercial mortgage loans on real estate, at amortized cost	815.0	759.6
Short-term investments	402.5	373.2
Other investments	638.9	635.2
Total investments	14,567.3	13,403.9
Cash and cash equivalents	1,867.1	1,254.0
Premiums and accounts receivable, net	1,692.8	1,643.5
Reinsurance recoverables	9,593.4	9,166.0
Accrued investment income	131.1	125.5
Deferred acquisition costs	6,668.0	5,103.0
Property and equipment, at cost less accumulated depreciation	433.7	392.5
Goodwill	2,343.4	2,321.8
Value of business acquired	2,004.3	3,157.8
Other intangible assets, net	540.2	622.4
Other assets	590.1	603.8
Assets held in separate accounts	1,839.7	1,609.7
Assets of consolidated investment entities (1)	2,020.1	1,685.4
Total assets	$44,291.2	$41,089.3
Liabilities
Future policy benefits and expenses	$9,807.3	$9,240.9
Unearned premiums	16,603.6	15,648.0
Claims and benefits payable	2,687.7	2,813.7
Commissions payable	540.5	338.6
Reinsurance balances payable	358.5	330.9
Funds held under reinsurance	319.4	272.0
Accounts payable and other liabilities	2,758.5	2,240.5
Debt	2,006.9	2,006.0
Liabilities related to separate accounts	1,839.7	1,609.7
Liabilities of consolidated investment entities (1)	1,687.0	1,455.1
Total liabilities	38,609.1	35,955.4
Commitments and contingencies (Note 27)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, 2,875,000 issued and outstanding at December 31, 2019 and 2018	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,607,866 and 161,153,454 shares issued and 59,945,893 and 61,908,979 shares outstanding at December 31, 2019 and 2018, respectively	1.6	1.6
Additional paid-in capital	4,537.7	4,495.6
Retained earnings	5,966.4	5,759.7
Accumulated other comprehensive income	411.5	(155.4)
Treasury stock, at cost; 101,661,973 and 99,244,475 shares at December 31, 2019 and 2018, respectively	(5,267.3)	(4,992.4)
Total Assurant, Inc. stockholders’ equity	5,652.8	5,112.0
Non-controlling interest	29.3	21.9
Total equity	5,682.1	5,133.9
Total liabilities and equity	$44,291.2	$41,089.3

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of December 31, 2019 and 2018.

	December 31,
	2019	2018
	(in millions)
Assets
Cash and cash equivalents	$32.9	$62.6
Investments, at fair value	1,957.9	1,576.2
Other receivables	29.3	46.6
Total assets	$2,020.1	$1,685.4
Liabilities
Collateralized loan obligation notes, at fair value	$1,603.1	$1,316.7
Other liabilities	83.9	138.4
Total liabilities	$1,687.0	$1,455.1

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$8,020.0	$6,156.9	$4,404.1
Fees and other income	1,311.2	1,308.1	1,383.1
Net investment income	675.0	598.4	493.8
Net realized gains (losses) on investments, excluding other-than-temporary impairment losses	68.9	(62.1)	31.0
Other-than-temporary impairment losses recognized in earnings	(2.6)	(0.6)	(0.9)
Amortization of deferred gains on disposal of businesses	14.3	56.9	103.9
Total revenues	10,086.8	8,057.6	6,415.0
Benefits, losses and expenses
Policyholder benefits	2,654.7	2,342.6	1,870.6
Amortization of deferred acquisition costs and value of business acquired	3,322.1	2,300.8	1,340.0
Underwriting, general and administrative expenses	3,250.5	2,980.4	2,710.4
Iké net losses (Note 5)	163.0	—	—
Interest expense	110.6	100.3	49.5
Loss on extinguishment of debt	31.4	—	—
Total benefits, losses and expenses	9,532.3	7,724.1	5,970.5
Income before provision (benefit) for income taxes	554.5	333.5	444.5
Provision (benefit) for income taxes	167.7	80.9	(75.1)
Net income	386.8	252.6	519.6
Less: Net income attributable to non-controlling interest	(4.2)	(1.6)	—
Net income attributable to stockholders	382.6	251.0	519.6
Less: Preferred stock dividends	(18.7)	(14.2)	—
Net income attributable to common stockholders	$363.9	$236.8	$519.6
Earnings Per Common Share
Basic	$5.87	$4.00	$9.45
Diluted	$5.84	$3.98	$9.39
Share Data
Weighted average common shares outstanding used in basic per common share calculations	61,942,969	59,239,608	54,986,654
Plus: Dilutive securities	370,499	305,916	324,378
Weighted average common shares used in diluted per common share calculations	62,313,468	59,545,524	55,311,032

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
		(in millions)
Net income	$386.8	$252.6	$519.6
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $(153.1), $93.7 and $(66.3) for the years ended December 31, 2019, 2018 and 2017, respectively	555.5	(342.3)	121.9
Change in unrealized gains on derivative transactions, net of taxes of $0.4 and $(4.9) for the years ended December 31, 2019 and 2018, respectively	(1.3)	18.4	—
Change in other-than-temporary impairment losses, net of taxes of $(0.1), $1.8 and $1.5 for the years ended December 31, 2019, 2018 and 2017, respectively	0.4	(6.7)	(2.7)
Change in foreign currency translation, net of taxes of $(1.1), $2.6 and $(2.3) for the years ended December 31, 2019, 2018 and 2017, respectively	16.7	(94.2)	40.6
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $1.1, $3.4 and $11.0 for the years ended December 31, 2019, 2018 and 2017, respectively	(4.4)	(12.7)	(20.4)
Total other comprehensive (loss) income	566.9	(437.5)	139.4
Total comprehensive (loss) income	953.7	(184.9)	659.0
Less: Comprehensive income attributable to non-controlling interest	(4.2)	(1.6)	—
Total comprehensive (loss) income attributable to common stockholders	$949.5	$(186.5)	$659.0

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions, except per share amounts)
Balance, January 1, 2017	$—	$1.5	$3,175.9	$5,296.7	$94.6	$(4,470.6)	$—	$4,098.1
Stock plan exercises	—	—	(13.5)	—	—	—	—	(13.5)
Stock plan compensation expense	—	—	35.5	—	—	—	—	35.5
Common stock dividends ($2.15 per share)	—	—	—	(119.0)	—	—	—	(119.0)
Acquisition of common stock	—	—	—	—	—	(389.5)	—	(389.5)
Net income	—	—	—	519.6	—	—	—	519.6
Change in equity of non-controlling interests	—	—	—	—	—	—	10.9	10.9
Other comprehensive income	—	—	—	—	139.4	—	—	139.4
Balance, December 31,2017	$—	$1.5	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(40.6)	48.1	—	—	7.5
Stock plan exercises	—	—	(8.3)	—	—	—	—	(8.3)
Stock plan compensation expense	—	—	57.1	—	—	—	—	57.1
Common stock dividends ($2.28 per share)	—	—	—	(133.8)	—	—	—	(133.8)
Acquisition of common stock	—	—	—	—	—	(132.3)	—	(132.3)
Net income	—	—	—	251.0	—	—	1.6	252.6
Issuance of preferred stock	2.9	—	273.5	—	—	—	—	276.4
Issuance of common stock	—	0.1	975.4	—	—	—	—	975.5
Preferred stock dividends ($4.93 per share)	—	—	—	(14.2)	—	—	—	(14.2)
Change in equity of non-controlling interest	—	—	—	—	—	—	9.4	9.4
Other comprehensive loss	—	—	—	—	(437.5)	—	—	(437.5)
Balance, December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	(13.8)	—	—	—	—	(13.8)
Stock plan compensation expense	—	—	55.9	—	—	—	—	55.9
Common stock dividends ($2.43 per share)	—	—	—	(151.4)	—	—	—	(151.4)
Acquisition of common stock	—	—	—	—	—	(274.9)	—	(274.9)
Net income	—	—	—	382.6	—	—	4.2	386.8
Preferred stock dividends ($6.52 per share)	—	—	—	(18.7)	—	—	—	(18.7)
Change in equity of non-controlling interest	—	—	—	(5.8)	—	—	3.2	(2.6)
Other comprehensive income	—	—	—	—	566.9	—	—	566.9
Balance, December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1

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

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating activities
Net income attributable to stockholders	$382.6	$251.0	$519.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense (benefit)	89.5	20.4	(4.2)
Amortization of deferred gains on disposal of businesses	(14.3)	(56.9)	(103.9)
Depreciation and amortization	125.8	126.9	115.7
Net realized (gains) losses on investments	(66.3)	62.7	(30.1)
Loss on extinguishment of debt	31.4	—	—
Net losses on sales of businesses and buildings	17.0	21.9	—
Stock based compensation expense	55.9	57.1	35.5
Other intangible asset impairment	16.2	20.8	2.0
Iké net losses (Note 5)	163.0	—	—
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	1,680.5	549.6	1,388.2
Change in premiums and accounts receivable	(63.7)	(220.2)	(10.3)
Change in commissions payable	102.3	(10.7)	(22.8)
Change in reinsurance recoverable	(396.9)	609.0	(936.1)
Change in reinsurance balance payable	24.8	3.8	52.5
Change in funds withheld under reinsurance	44.6	(104.7)	64.6
Change in deferred acquisition costs and value of business acquired (1)	(889.4)	(602.4)	(358.8)
Change in other assets and other liabilities	100.1	(209.9)	(27.9)
Change in taxes payable	26.6	137.3	(105.5)
Other	(16.3)	1.0	(48.1)
Net cash provided by operating activities	1,413.4	656.7	530.4
Investing activities
Sales of:
Fixed maturity securities available for sale	2,105.8	3,513.8	2,923.1
Equity securities	118.1	66.7	97.5
Other invested assets	128.9	90.6	62.8
Property, buildings and equipment	3.3	0.1	26.2
Subsidiaries, net of cash transferred (2)	—	60.6	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	713.8	820.8	831.9
Commercial mortgage loans on real estate	65.5	120.6	122.7
Purchases of:
Fixed maturity securities available for sale	(2,960.6)	(4,373.6)	(3,547.2)
Equity securities	(87.1)	(62.4)	(24.4)
Commercial mortgage loans on real estate	(117.3)	(215.4)	(165.0)
Other invested assets	(76.5)	(54.8)	(46.5)
Property and equipment and other	(110.3)	(82.8)	(62.1)
Subsidiary, net of cash transferred (3)	(7.6)	(1,110.7)	(129.1)
Consolidated investment entities (4):
Purchases of investments	(1,311.0)	(1,774.8)	(663.8)
Sale of investments	935.1	848.5	81.9
Change in short-term investments	(24.4)	(52.2)	(53.9)
Other	4.5	2.5	4.7
Net cash used in investing activities	(619.8)	(2,202.5)	(541.2)
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (Note 20)	—	276.4	—
Issuance of debt, net of issuance costs (Note 19)	346.7	1,285.7	—
Repayment of debt, including tender offer premium (Note 19)	(379.6)	(350.0)	—
Issuance of collateralized loan obligation notes (4)	398.6	842.5	368.0
Issuance of debt for consolidated investment entities (4)	189.1	637.3	303.9
Repayment of debt for consolidated investment entities (4)	(319.3)	(591.6)	(221.1)
Payment of contingent liability (5)	(19.3)	—	—
Acquisition of common stock	(271.8)	(139.3)	(388.9)
Common stock dividends paid	(151.3)	(133.8)	(119.0)
Preferred stock dividends paid	(18.7)	(14.2)	—
Withholding on stock based compensation	19.7	15.7	19.5
Proceeds from transfer of rights to ACA recoverables (Note 4)	26.7	—	—
Non-controlling interest	—	9.2	10.9
Other	—	0.1	—
Net cash (used in) provided by financing activities	(179.2)	1,838.0	(26.7)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(35.0)	2.3
Change in cash and cash equivalents	613.1	257.2	(35.2)
Cash and cash equivalents at beginning of period	1,254.0	996.8	1,032.0
Cash and cash equivalents at end of period	$1,867.1	$1,254.0	$996.8
Supplemental information:
Income taxes paid	$93.1	$93.9	$18.8
Interest on debt paid	$103.2	$79.5	$48.1

(1)	Refer to Notes 13 and 16 for further detail on amortization of DAC and VOBA, respectively.

(2)
The year ended December 31, 2018 represents cash received, net of cash transferred, from the sale of Mortgage Solutions ($36.7 million) and Time Insurance Company ($23.9 million). For additional information, refer to Note 4.

(3)
Amounts for the year ended December 31, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase price of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the acquisition date, net of $380.1 million of TWG cash acquired. Refer to Note 3 for further information.

(4)	Relates to cash flows from our variable interest entities. Refer to Note 9 for further information.

(5)	Relates to the current year settlement of a contingent payable from the Company’s acquisition of certain renewal rights in a prior year.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. The Company partners with leading brands to develop innovative products and services and to deliver enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Lifestyle, Global Housing and Global Preneed. Through its Global Lifestyle segment, the Company provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). Through its Global Preneed segment, the Company provides pre-funded funeral insurance, final need insurance and related services.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ”.

2. Summary of Significant Accounting Policies
 Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been reclassified to conform to the 2019 presentation. The Consolidated Financial Statements include the results of TWG from June 1, 2018.
 Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, all of the controlled subsidiaries (generally through a greater than 50% ownership of voting rights and voting interests) and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. Equity investments in entities that the Company does not consolidate, but where the Company has significant influence or where the Company has more than a minor influence over the entity’s operating and financial policies, are accounted for under the equity method. Non-controlling interest consists of equity that is not attributable directly or indirectly to the Company. All material inter-company transactions and balances are eliminated in consolidation. In order to facilitate the Company’s closing process, financial information from certain foreign subsidiaries and affiliates is reported on a one to three-month lag.
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
Fair Value
The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 10 for additional information.

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
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities were subject to remeasurement for the period between July 1, 2018 and December 31, 2018. For the years ended December 31, 2019 and 2018, the remeasurement resulted in $18.4 million and $17.2 million, respectively, of net pre-tax losses which the Company classified within underwriting, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be VIEs. Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company holds both consolidated and non-consolidated VIEs. The consolidated collateralized loan obligation (“CLO”) entities meet the definition of a collateralized financing entity in the consolidation guidance. See Note 9 for additional information. Financial information from certain consolidated VIEs are reported on a lag including CLOs and real estate funds that are reported on a three-month lag.
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
Equity securities that have readily determinable fair values are measured at fair value with changes in fair value recognized in net realized gains (losses) on investments on the Company’s consolidated statements of operations. The Company has certain equity investments that do not have readily determinable fair values and the Company has elected the measurement alternative to carry such investments at cost, as adjusted for periodic impairment and changes resulting from observable prices in orderly transactions for the identical or similar investments of the same issuer. Prior to the adoption of new accounting guidance effective January 1, 2018, equity securities were measured at fair value, with aggregate changes in fair value recorded through other comprehensive income.
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
Restricted cash and cash equivalents, of $12.8 million and $23.8 million at December 31, 2019 and 2018, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
Goodwill
Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. The Company performs the annual goodwill impairment test as of October 1 each year, or more frequently if indicators of impairment exist. Such indicators include: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in the Company’s expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 15 for further details on goodwill impairment testing for 2019.
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
Reserves
Reserves are established using generally accepted actuarial methods and reflect judgments about expected future premium and claim payments. Factors used in their calculation include experience derived from historical claim payments, expected future premiums and actuarial assumptions. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, reporting lags, expenses, inflation rates, future investment earnings, internal claims processing costs and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves includes an element of uncertainty given that management is using historical information and methods to project future events and reserve outcomes.
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
The following table provides reserve information as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Global Preneed	$6,327.6	$25.4	$22.3	$7.6	$5,943.7	$322.6	$18.8	$8.8
Disposed and runoff businesses	3,382.3	19.2	646.0	59.2	3,185.0	20.1	655.7	64.0
All other	97.4	0.1	1.7	1.4	112.2	0.2	2.0	1.3
Short Duration Contracts:
Global Lifestyle	—	15,115.7	136.6	359.5	—	13,819.6	133.2	326.9
Global Housing	—	1,436.0	171.2	480.4	—	1,472.5	183.3	468.0
Disposed and runoff businesses	—	7.2	647.4	154.4	—	13.0	777.3	174.4
Total	$9,807.3	$16,603.6	$1,625.2	$1,062.5	$9,240.9	$15,648.0	$1,770.3	$1,043.4

Long Duration Contracts
The Company’s long duration contracts that are actively being sold are preneed life insurance policies and annuity contracts.

Future policy benefits and expense reserves for preneed investment-type annuities and preneed life insurance policies with discretionary death benefits, along with universal life insurance policies, variable life insurance policies and investment-type annuity contracts of the disposed and runoff businesses, consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. Unearned revenue reserves for the preneed life insurance contracts represent the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to estimated gross profits.
Future policy benefits and expense reserves for other preneed life insurance contracts are equal to the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for inflation, mortality, margins and discount rates which are locked in unless a premium deficiency exists. These assumptions reflect current trends, are based on Company experience and include provision for adverse deviation. An unearned revenue reserve is also recorded for these contracts and represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.
Future policy benefits and expense reserves for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered are equal to the present value of future benefits to policyholders plus related expenses less the present value of future net premiums. These amounts are estimated based on assumptions as to the discount, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for adverse deviations.
Claims and benefits payable for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered are equal to the present value of future benefit payments and related expenses. These amounts are estimated based on assumptions as to inflation, mortality, morbidity and discount rates as well as other assumptions that are based on the Company’s experience.
Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are updated.
Short Duration Contracts
The Company’s short duration contracts include products and services in the Global Housing and Global Lifestyle segments, and Assurant Employee Benefits policies fully covered by reinsurance and certain medical policies no longer offered. The main product lines for Global Housing include lender-placed homeowners and flood, Multifamily Housing and manufactured housing. For Global Lifestyle, the main product lines include extended service contracts, vehicle services contracts, mobile device protection and credit insurance. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation include experience derived from historical claim payments and actuarial assumptions including loss development factors and expected loss ratios.
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
Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are updated. Fees paid by the National Flood Insurance Program for processing and adjudication services are reported as a reduction of underwriting, general and administrative expenses.
Debt
The Company reports debt net of acquisition costs, unamortized discount or premium and repurchases. Interest expense related to debt is expensed as incurred. See Note 19 for additional information.

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
Deferred Gain on Disposal of Businesses
On March 1, 2016, the Company sold its Assurant Employee Benefits business using coinsurance contracts. On April 2, 2001, the Company sold its Fortis Financial Group business using a modified coinsurance contract. On March 1, 2000, the Company sold its Long-Term Care business using a coinsurance contract. Since the form of these sales did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is amortized and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of the respective businesses at least annually, and adjusts the recognition of gain accordingly.
Leases
The Company records expenses for operating leases on a straight-line basis over the lease term. The Company also accounts for the lease liability, deferred rent liability and right of use assets consistent with its newly adopted accounting policy as referenced below.
Recent Accounting Pronouncements – Adopted
Lease accounting: On January 1, 2019 the Company adopted the new lease guidance on a modified retrospective basis and therefore did not restate comparative periods. The new guidance requires that entities recognize assets and liabilities associated with leases on the balance sheet and disclose key information about leasing arrangements. The Company and its subsidiaries lease office space and equipment under operating lease arrangements for which the Company is the lessee. Therefore, the primary change at the time of adoption involved the recognition of right-of-use assets and lease liabilities related to operating leases with terms in excess of 12 months in which the Company is the lessee. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the carryforward of 1) historical lease classifications, 2) the prior assessment of whether a contract is or contains a lease, and 3) initial direct costs for any leases that existed prior to adoption. As of January 1, 2019, the new lease liability and right-of-use asset was $85.3 million and $78.0 million, respectively. Deferred rent liability of $7.3 million, which was required under the previous guidance, was reversed. There was an immaterial impact on equity upon adoption.
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
Upon adoption of the new revenue recognition guidance, the Company’s revenues for service contracts and sales of products became subject to additional disclosure requirements, such as those related to providing disaggregated revenue disclosure, changes in contract balances, enhanced description of performance obligations, basis of determining costs and related significant judgments used in determining appropriate revenue recognition procedures. Refer to Note 7 for additional information on contract revenues.
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
Classification of certain tax effects from AOCI: In February 2018, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on reclassifying the stranded tax effects from the U.S. Tax Cuts and Jobs Act (the “TCJA”) from AOCI to retained earnings. During the three months ended September 30, 2018, the Company early adopted the new guidance with application in the period of adoption and reclassified $(82.0) million from AOCI to retained earnings, with no impact on net income or total stockholders’ equity. Accounting standards require the effect of a change in tax laws or rates on deferred tax liabilities or assets be included in net income in the reporting period that includes the enactment date, even though the related income tax effects may have been originally charged or credited to AOCI. The amounts reclassified relate to the difference between the original tax effect of items included in other comprehensive income, such as unrealized gains or losses on securities and unamortized net losses on pension plans, and the revised tax effects from the TCJA. We use a portfolio approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for sale securities. When the underlying portfolios are sold, mature, or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income from continuing operations.
Recent Accounting Pronouncements – Not Yet Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the FASB issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses will be measured in a manner similar to current accounting requirements; however, the amended guidance requires that credit losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, premium receivables, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard as of January 1, 2020. Based on the asset composition and economic conditions as at that date, the cumulative impact of the adoption was not material to the Company’s balance sheet or equity and is not expected to be material to the Company’s results of operations or cash flows.
Financial Instruments – Credit Losses: Targeted Transition Relief: In May 2019, the FASB issued guidance which provides transition relief for entities adopting CECL. The transition relief will allow companies to irrevocably elect, upon adoption of CECL, the fair value option on financial instruments that were previously measured at amortized cost basis. Entities are required to make this election on an instrument-by-instrument basis.
The effective date of the guidance will be the same as the effective date for CECL. An entity may early adopt the guidance in any interim period after its issuance if the entity has adopted CECL. The transition amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in CECL. The Company has decided to not adopt the transition relief from this guidance in its overall adoption of the guidance under CECL.
Targeted improvements to the accounting for long-duration contracts: In August 2018, the FASB issued guidance that provides targeted improvements to the accounting for long-duration contracts. The guidance includes the following primary changes: assumptions supporting benefit reserves will no longer be locked-in but must be updated at least annually with the impact of changes to the liability reflected in earnings (except for discount rates); the discount rate assumptions will be based on upper-medium grade (low credit risk) fixed-income instrument yield instead of the earnings rate of invested assets; the discount rate must be evaluated at each reporting date and the impact of changes to the liability estimate as a result of updating the discount rate assumption is required to be recognized in other comprehensive income; the provision for adverse deviation is eliminated; and premium deficiency testing is eliminated. Other noteworthy changes include the following: differing models for amortizing deferred acquisition costs will become uniform for all long-duration contracts based on a constant rate over the expected term of the related in-force contracts; all market risk benefits associated with deposit contracts must be reported at fair value with changes reflected in income except for changes related to credit risk which will be recognized in other comprehensive income; and disclosures will be expanded to include disaggregated roll forwards of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions.
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in runoff). The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract: In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For these arrangements, the guidance also limits the period to expense capitalized implementation costs based on the term of the hosting agreement, including the noncancellable period of the arrangement plus periods covered by options to extend the arrangement that are reasonably certain of exercise. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The Company will adopt the guidance on its effective date of January 1, 2020. The guidance is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has evaluated the requirements of this guidance and determined that it has no material impact on its financial position and results of operations.

Simplifying the Accounting for Income Taxes: In 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

3. Acquisitions
TWG Acquisition
On May 31, 2018 (the “Acquisition Date”), the Company acquired TWG for a total enterprise value of $2.47 billion. This amount included $894.9 million in cash, the repayment of $595.9 million of TWG’s pre-existing debt and issuance of $975.5 million of Assurant, Inc. common stock. As a result, the equityholders of TWG, including TPG Capital, received a total of 10,399,862 shares of Assurant, Inc. common stock. TWG specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. The Company financed the cash consideration and repayment of TWG’s pre-existing debt through a combination of available cash and external financing. Refer to Notes 19 and 20 for more information on the issuances of debt and mandatory convertible preferred stock, respectively, related to the financing of the acquisition.
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

VOBA and Other Intangible Assets
The following table shows the purchase price allocation to VOBA and other intangible assets, including the effect of measurement period adjustments to provisional estimates as described above.

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
Total amortization of VOBA related to TWG was $1.13 billion and $818.2 million for the years ended December 31, 2019 and 2018, respectively. Total amortization of other intangible assets related to TWG was $18.4 million and $9.5 million for the years ended December 31, 2019 and 2018, respectively. For more information on VOBA and other intangible assets, refer to Note 16. At December 31, 2019, the estimated amortization of VOBA and other intangible assets with finite lives related to TWG for the next five years and thereafter is as follows:

Year	VOBA	Other Intangible Assets (With Finite Lives)
2020	$795.3	$25.9
2021	558.2	30.4
2022	343.4	34.9
2023	199.6	36.1
2024	89.7	36.5
Thereafter	7.5	253.6
Total	$1,993.7	$417.4
Acquisition-related Costs
Transaction costs related to the acquisition were expensed as incurred. These costs included advisory, legal, accounting, valuation and other professional and consulting fees, as well as general and administrative costs. Transaction costs incurred to date in connection with the acquisition of TWG totaled $40.4 million, including $0.6 million and $30.6 million for the years ended December 31, 2019 and 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
As a part of the ongoing integration of TWG’s operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting. Integration costs incurred to date in connection with the acquisition of TWG totaled $58.2 million, including $27.6 million and $29.8 million for the years ended December 31, 2019 and 2018, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
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

(2)
The TWG net income allocated to Corporate and Other included $11.0 million of net losses as a result of the remeasurement of the Argentina subsidiary’s non-U.S. Dollar denominated monetary assets and liabilities, $10.7 million integration expenses and $8.4 million net realized losses on investments, partially offset by income tax benefits, which include a $5.7 million tax structuring benefit. Refer to Note 2 for further information on the net losses due to remeasurement and Note 12 for further information on the income tax benefit.

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

4. Dispositions and Exit Activities
Dispositions
Time Insurance Company: On December 3, 2018, the Company sold Time Insurance Company (“TIC”), a subsidiary of the runoff Assurant Health business, to Haven Holdings, Inc. for cash consideration of $30.9 million. During the year ended December 31, 2018, the Company recorded a gain on the sale of $18.4 million, with $17.7 million classified in underwriting, general and administrative expenses and $0.7 million classified as an offset to net realized losses on investments in the consolidated statements of operations.
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

Assurant Employee Benefits: On March 1, 2016, the Company completed the sale of its Assurant Employee Benefits segment through a series of transactions with Sun Life Assurant Company of Canada (“Sun Life”) for net cash consideration of $942.2 million (including contingent consideration), which resulted in an estimated gain of $656.5 million. The transaction was primarily structured as a reinsurance arrangement that included a ceding commission and other consideration as well as the sale of certain legal entities. The reinsurance transaction did not extinguish the Company’s primary liability on the policies issued or assumed by subsidiaries that are parties to the reinsurance agreements, thus any gains associated with the prospective component of the reinsurance transaction were deferred and amortized over the contract period, including contractual renewal periods, in proportion to the amount of insurance coverage provided. The Company also had a performance obligation to continue to write and renew certain policies for a period of time until Sun Life began policy writing and renewal.
The proceeds were allocated based on the relative fair value of the transaction components. Most of the expected gains resulting from the transaction related to compensation for in-force policies (prospective component), sales of net assets underlying the continuing business and future compensation for the performance obligation to write and renew certain policies for a period of time. The reinsurance for existing claim liabilities (retroactive component) resulted in a loss when considering the amounts paid for reinsurance premiums (assets transferred to Sun Life) exceeded the recorded liabilities related to the underlying reinsurance contracts. The Company also recognized realized gains associated with the fair value of assets transferred to Sun Life (which offset losses on the retroactive component).
The terms “deferred gain” and “amortization of deferred gain” presented in the consolidated financial statements broadly reflect the multiple transaction elements and earnings thereon, inclusive of the expected and actual income resulting from the reinsurance subject to prospective accounting, income expected to be earned related to the deferred gains associated with long-duration contracts, and the expected recognition of deferred revenues associated with the performance obligations.
The total deferred gain (representing $520.4 million of the total $656.5 million of original estimated gains) has been and will continue to be recognized as revenue over the contract period in proportion to the amount of insurance coverage provided, including estimated contractual renewals pursuant to rate guarantees.
The years ended December 31, 2019, 2018 and 2017 included $13.8 million, $46.9 million and $92.8 million, respectively, related to the amortization of deferred gains associated with the 2016 sale of Assurant Employee Benefits. The year ended December 31, 2017 includes $16.0 million of income related to realization of contingent consideration. The remaining unamortized deferred gain as of December 31, 2019 was $2.6 million.

Exit Activities
The Company substantially completed its exit from the health insurance market as of December 31, 2016, a process that began in 2015. Between 2014 and 2016, the Company participated in the reinsurance, risk adjustment and risk corridor programs introduced by the Patient Protection and Affordable Health Care Act of 2010 (“ACA”). In connection with these programs, the Company held a $106.7 million gross risk corridor receivable due to the Company’s participation in the risk corridor program in 2015, which was reduced by a full valuation allowance because payments from the U.S. Department of Health and Human Services were considered unlikely, resulting in no net receivable. In December 2018, the Company subsidiary that held the receivable rights, TIC, was sold to a third party. In connection with the sale, the Company and TIC entered into a participation agreement (the “Participation Agreement”) in which the Company was granted a 100% participation interest in the future claim proceeds, if any, of the risk corridor receivable recovered by TIC.
The collection prospects of the risk corridor receivables began to improve following litigation challenging the legal basis for non-payment under the ACA program. This led to increasing levels of market participant interest in the purchase of the interests in such receivables, despite the remaining uncertainty of the outcome of the pending litigation.
During the fourth quarter of 2019, the Company entered into an agreement with a third-party in which it received upfront cash proceeds of $26.7 million and a claim to 20% of any future claim proceeds in excess of $26.7 million received by the Company pursuant to the Participation Agreement, net of legal and other fees. The third-party is entitled to the remaining 80% of any such proceeds. The Company also granted the third party a security interest in the Company’s rights to payment under the Participation Agreement and certain related assets.
The amount received by the Company is non-recourse. The Company deemed the amount to be indicative of recovery of its interests in the risk corridor receivables and accordingly adjusted the valuation allowance by $26.7 million. The Company recorded the effect as a reduction to underwriting, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019 with a corresponding increase in other assets in the consolidated balance sheet as of December 31, 2019. The Company also recorded a $26.7 million liability within accounts payable and other liabilities in the consolidated balance sheet reflecting the third-party’s security interest in such receivable as of December 31, 2019.

5. Investment in Iké
In 2014, the Company made an approximately 40% investment in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”), a services assistance business, for which it paid approximately $110.0 million. At the same time, the Company also entered into a shareholders agreement that provided the right to acquire the remainder of Iké from the majority shareholders and the majority shareholders the right to put their interests in Iké to the Company (together, the “put/call”) in mid-2019. During 2019, the Company entered into a cooperation agreement with the majority shareholders of Iké to extend the put/call to January 31, 2020 and explore strategic alternatives which led to the third quarter decision to pursue the sale of our interests in Iké. In January 2020, we entered a formal agreement to sell our interests in Iké with an expected close in the second quarter of 2020.
The Company has determined that Iké is a variable interest entity (“VIE”); however, we do not have the controlling financial interest to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, the investment in Iké is recorded under the equity method of accounting and is included in other assets in the consolidated balance sheets. The Company’s income from its investment in Iké is included in fees and other income in the consolidated statements of operations. The estimated fair value of the put/call is remeasured each quarter and is included in accounts payable and other liabilities of the consolidated balance sheets and any gain or loss from changes in fair value is recorded in the consolidated statements of operations (presented as net Iké losses in 2019).
Impairment of Investment and Charge on Put/Call
The Company’s investment in Iké is assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. Based on the Company’s plan to sell its interests in Iké and the expected sales price, the Company determined that carrying value exceeds fair value and such impairment is other than temporary. For the year ended December 31, 2019, the Company recorded an impairment on its 40% equity method investment in Iké of $78.3 million that includes consideration of cumulative foreign currency translation losses of $38.4 million recorded in other comprehensive income. In addition, the Company recorded a pre-tax charge of $84.7 million related to the change in value of the put/call for the year ended December 31, 2019.
Valuation Allowance of Deferred Tax Assets Related to Investment in Iké
The losses in 2019 generated deferred tax assets of $48.8 million when applying the applicable effective tax rate. The Company’s ability to realize the deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods in the impacted jurisdiction. In assessing future taxable income, the Company considered all sources of taxable income available to realize the deferred tax assets, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. The Company must record a valuation allowance to fully offset deferred tax assets if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on an evaluation of the Iké 2019 losses and limited future sources of income in the impacted jurisdictions, the Company recognized a full valuation allowance on the $48.8 million that arose in 2019 and $0.9 million established against the Iké deferred tax asset as of December 31, 2018.
In total, the Company recorded pre-tax charges of $163.0 million (presented as net Iké losses in the consolidated statements of operations) and after-tax charges of $163.9 million for the year ended December 31, 2019 related to its interests in Iké.

6. Segment Information
As of December 31, 2019, the Company had four reportable segments, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:

•
Global Lifestyle: provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”);

•
Global Housing: provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”);

•	Global Preneed: provides pre-funded funeral insurance, final need insurance and related services; and

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

The following tables summarize selected financial information by segment for the periods indicated:

	Year Ended December 31, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$6,073.7	$1,885.1	$61.2	$—	$8,020.0
Fees and other income	1,020.5	148.6	139.7	2.4	1,311.2
Net investment income	250.8	95.2	285.3	43.7	675.0
Net realized gains on investments	—	—	—	66.3	66.3
Amortization of deferred gains on disposal of businesses (1)	—	—	—	14.3	14.3
Total revenues	7,345.0	2,128.9	486.2	126.7	10,086.8
Benefits, losses and expenses
Policyholder benefits (2)	1,516.2	869.5	269.0	—	2,654.7
Amortization of deferred acquisition costs and value of business acquired	3,015.7	221.5	84.9	—	3,322.1
Underwriting, general and administrative expenses (3)	2,277.6	711.6	67.3	194.0	3,250.5
Iké net losses	—	—	—	163.0	163.0
Interest expense	—	—	—	110.6	110.6
Loss on extinguishment of debt	—	—	—	31.4	31.4
Total benefits, losses and expenses	6,809.5	1,802.6	421.2	499.0	9,532.3
Segment income (loss) before provision (benefit) for income taxes	535.5	326.3	65.0	(372.3)	554.5
Provision (benefit) for income taxes	126.2	67.6	12.8	(38.9)	167.7
Segment income (loss) after taxes	409.3	258.7	52.2	(333.4)	386.8
Less: Net income attributable to non-controlling interest	—	—	—	(4.2)	(4.2)
Net income (loss) attributable to stockholders	409.3	258.7	52.2	(337.6)	382.6
Less: Preferred stock dividends	—	—	—	(18.7)	(18.7)
Net income (loss) attributable to common stockholders	$409.3	$258.7	$52.2	$(356.3)	$363.9

Segment assets:	$22,893.7	$4,046.1	$7,440.1	$9,911.3	$44,291.2

	Year Ended December 31, 2018

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$4,291.8	$1,806.2	$58.4	$0.5	$6,156.9
Fees and other income	891.5	283.0	131.1	2.5	1,308.1
Net investment income	189.4	80.8	278.0	50.2	598.4
Net realized gains on investments	—	—	—	(62.7)	(62.7)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	56.9	56.9
Total revenues	5,372.7	2,170.0	467.5	47.4	8,057.6
Benefits, losses and expenses
Policyholder benefits (2)	1,145.6	938.4	263.3	(4.7)	2,342.6
Amortization of deferred acquisition costs and value of business acquired	2,025.8	204.5	70.5	—	2,300.8
Underwriting, general and administrative expenses (3)	1,812.6	837.1	60.1	270.6	2,980.4
Interest expense	—	—	—	100.3	100.3
Total benefits, losses and expenses	4,984.0	1,980.0	393.9	366.2	7,724.1
Segment income (loss) before provision (benefit) for income taxes	388.7	190.0	73.6	(318.8)	333.5
Provision (benefit) for income taxes	91.0	39.2	15.9	(65.2)	80.9
Segment income (loss) after taxes	297.7	150.8	57.7	(253.6)	252.6
Less: Net income attributable to non-controlling interest	—	—	—	(1.6)	(1.6)
Net income (loss) attributable to stockholders	297.7	150.8	57.7	(255.2)	251.0
Less: Preferred stock dividends	—	—	—	(14.2)	(14.2)
Net income (loss) attributable to common stockholders	$297.7	$150.8	$57.7	$(269.4)	$236.8

Segment assets:	$21,254.5	$3,949.9	$6,975.2	$8,909.7	$41,089.3

	Year Ended December 31, 2017

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$2,576.5	$1,761.4	$59.5	$6.7	$4,404.1
Fees and other income	819.7	413.6	121.5	28.3	1,383.1
Net investment income	114.6	75.6	262.0	41.6	493.8
Net realized gains on investments	—	—	—	30.1	30.1
Amortization of deferred gains on disposal of businesses (1)	—	—	—	103.9	103.9
Total revenues	3,510.8	2,250.6	443.0	210.6	6,415.0
Benefits, losses and expenses
Policyholder benefits (2)	700.4	958.4	259.1	(47.3)	1,870.6
Amortization of deferred acquisition costs and value of business acquired	1,083.3	194.9	61.8	—	1,340.0
Underwriting, general and administrative expenses (3)	1,480.8	953.0	63.1	213.5	2,710.4
Interest expense	—	—	—	49.5	49.5
Total benefits, losses and expenses	3,264.5	2,106.3	384.0	215.7	5,970.5
Segment income (loss) before provision (benefit) for income taxes	246.3	144.3	59.0	(5.1)	444.5
Provision (benefit) for income taxes (4)	68.3	46.9	19.4	(209.7)	(75.1)
Segment net income	$178.0	$97.4	$39.6	$204.6	519.6

(1)
The years ended December 31, 2019, 2018 and 2017 included $13.8 million, $46.9 million and $92.8 million, respectively, related to the amortization of deferred gains associated with the 2016 sale of Assurant Employee Benefits. The remaining Assurant Employee Benefits unamortized deferred gain as of December 31, 2019 was $2.6 million.

(2)
Corporate and Other includes the impact of the total current period net utilization of the Assurant Health premium deficiency reserves for claim costs and claim adjustment expenses in policyholder benefits, as well as maintenance costs, which are included within underwriting, general and administrative expenses. For the years ended December 31, 2019, 2018, and 2017, the Assurant Health premium deficiency reserve liability decreased $0.1 million, $1.0 million and $35.7 million, respectively, through an offset to policyholder benefit expense. In addition, there was favorable claims development experienced through December 31, 2018 and 2017, in excess of actual benefit expense, which contributed to the credit balance within policyholder benefits expenses.

(3)
The year ended December 31, 2019 for Corporate and Other included a $7.4 million loss on assets held for sale associated with an office building previously used as the headquarters for a business in runoff. The years ended December 31, 2019 and 2018 for Corporate and Other included $18.2 million and $17.2 million, respectively, of net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina as a result of the classification of Argentina’s economy as highly inflationary beginning July 1, 2018; and impairment losses of $15.6 million and $20.8 million, respectively, on intangible assets. The year ended December 31, 2018 for Corporate and Other included an $17.7 million gain on the sale of Time Insurance Company and a $40.3 million loss on the sale of Mortgage Solutions. The year ended December 31, 2017 for Corporate and Other included an expense of $17.4 million related to a post-close adjustment pertaining to an estimated indemnification that is expected to be due on a previous disposition.

(4)
The consolidated net benefit for income taxes for the year ended December 31, 2017 included a $177.0 million one-time benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA. The remeasurement of deferred tax assets and liabilities was recorded using our best estimate of deferred tax balances as of December 22, 2017, the enactment date of the TCJA. The total benefit for income taxes was reported through the Corporate segment; however, the remeasured deferred tax assets and liabilities were adjusted within each segment. During the year ended December 31, 2018, the Company finalized the provisional adjustment, recording an expense of $1.5 million. Refer to Note 12 for further detail.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2019, 2018 and 2017:

Location	Revenues	Long-lived Assets
2019
United States	$7,883.2	$391.2
Foreign countries	2,203.6	42.5
Total	$10,086.8	$433.7
2018
United States	$6,217.0	$378.8
Foreign countries	1,840.6	13.7
Total	$8,057.6	$392.5
2017
United States	$4,980.8	$339.5
Foreign countries	1,434.2	8.1
Total	$6,415.0	$347.6

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment. There are no reportable major customers that accounted for 10% or more of the Company’s consolidated revenues for the years ended December 31, 2019, 2018 or 2017.

The Company’s net earned premiums, fees and other income by segment and product are as follows for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Global Lifestyle:
Connected Living (mobile and service contracts)	$3,768.4	$2,800.6	$2,156.0
Global Automotive	2,873.6	1,909.2	782.8
Global Financial Services and Other	452.2	473.5	457.4
Total	$7,094.2	$5,183.3	$3,396.2

Global Housing:
Lender-placed Insurance	$1,109.2	$1,149.7	$1,224.9
Multifamily Housing	429.2	406.1	366.3
Specialty and Other	495.3	417.3	326.1
Mortgage Solutions	—	116.1	257.7
Total	$2,033.7	$2,089.2	$2,175.0

Global Preneed	$200.9	$189.5	$181.0

7. Contract Revenues
The Company partners with clients to provide consumers a diverse range of protection products and services. The Company’s revenues from protection products are accounted for as insurance contracts and are recognized over the term of the insurance protection provided. Revenues from service contracts and sales of products are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $852.8 million and $693.1 million for Global Lifestyle and $104.1 million and $241.9 million for Global Housing for the years ended December 31, 2019 and 2018, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $185.0 million and $87.6 million, respectively, as of December 31, 2019, and $183.7 million and $88.7 million, respectively, as of December 31, 2018. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2019 and 2018 that was included in unearned revenue as of December 31, 2018 and 2017 were $57.9 million and $15.3 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2019 and 2018, the Company had approximately $25.8 million and $29.0 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

8. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI included within AOCI of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$188.9	$5.3	$(0.1)	$194.1	$—
States, municipalities and political subdivisions	216.1	26.4	—	242.5	—
Foreign governments	916.9	94.3	(0.8)	1,010.4	—
Asset-backed	502.4	3.1	(2.3)	503.2	—
Commercial mortgage-backed	212.7	10.2	(0.8)	222.1	—
Residential mortgage-backed	1,235.3	52.4	(1.4)	1,286.3	3.1
U.S. corporate	5,679.8	818.9	(2.1)	6,496.6	16.5
Foreign corporate	2,112.7	255.4	(0.9)	2,367.2	—
Total fixed maturity securities	$11,064.8	$1,266.0	$(8.4)	$12,322.4	$19.6

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$381.4	$4.4	$(1.2)	$384.6	$—
States, municipalities and political subdivisions	238.9	17.6	(0.3)	256.2	—
Foreign governments	856.3	58.8	(3.0)	912.1	—
Asset-backed	513.6	0.5	(9.6)	504.5	—
Commercial mortgage-backed	79.1	2.2	(1.6)	79.7	—
Residential mortgage-backed	1,399.1	21.5	(14.8)	1,405.8	5.0
U.S. corporate	5,337.0	315.7	(59.7)	5,593.0	14.1
Foreign corporate	2,028.6	110.7	(18.1)	2,121.2	—
Total fixed maturity securities	$10,834.0	$531.4	$(108.3)	$11,257.1	$19.1

(1)
Represents the amount of OTTI recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% and 0.4% of the overall investment portfolio as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $51.9 million and $58.4 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2019 and 2018, revenue bonds accounted for 60% and 56% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of December 31, 2019, approximately 58%, 20% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2018, approximately 55%, 18% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and the United Kingdom, respectively. No other country represented more than 5% and 6% of the Company’s foreign government securities as of December 31, 2019 and 2018, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $802.3 million with a net unrealized gain of $82.4 million as of December 31, 2019 and $800.9 million with a net unrealized gain of $27.7 million as of December 31, 2018. Approximately 28% and 27% of the corporate fixed maturity European exposure was held in the financial industry as of December 31, 2019 and 2018, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% and 5% of the fair value of the Company's corporate fixed maturity securities as of December 31, 2019 and 2018, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Cost or Amortized Cost	Fair Value
Due in one year or less	$394.7	$397.2
Due after one year through five years	2,444.0	2,532.5
Due after five years through ten years	2,466.1	2,680.7
Due after ten years	3,809.6	4,700.4
Total	9,114.4	10,310.8
Asset-backed	502.4	503.2
Commercial mortgage-backed	212.7	222.1
Residential mortgage-backed	1,235.3	1,286.3
Total	$11,064.8	$12,322.4

The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Fixed maturity securities	$492.8	$451.6	$411.8
Equity securities	22.1	21.5	22.8
Commercial mortgage loans on real estate	36.6	33.4	31.5
Short-term investments	13.6	22.0	7.2
Other investments	49.2	41.6	25.2
Cash and cash equivalents	36.1	25.7	15.8
Revenues from consolidated investment entities (1)	119.2	77.8	9.8
Total investment income	769.6	673.6	524.1
Investment expenses	(24.5)	(23.3)	(21.9)
Expenses from consolidated investment entities (1)	(70.1)	(51.9)	(8.4)
Net investment income	$675.0	$598.4	$493.8

(1)	The following table shows the revenues net of expenses from consolidated investment entities for the periods indicated. Refer to Note 9 for further detail.

	Years Ended December 31,
	2019	2018	2017
Investment income (loss) from direct investments in:
Real estate funds (1)	$25.1	$11.3	$0.5
CLO entities	17.0	9.5	0.6
Investment management fees	7.0	5.1	0.3
Net investment income from consolidated investment entities	$49.1	$25.9	$1.4

(1)
The investment income from the real estate funds includes income (loss) attributable to non-controlling interest of $3.8 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively. There was no income attributable to non-controlling interest for the year ended December 31, 2017.

No material investments of the Company were non-income producing for the years ended December 31, 2019, 2018 and 2017.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity and equity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Fixed maturity securities:
Proceeds from sales	$2,105.1	$3,516.9	$2,920.7
Gross realized gains	$35.1	$18.2	$33.8
Gross realized losses	(15.0)	(59.8)	(11.8)
Net realized gains (losses) from sales of fixed maturity securities	$20.1	$(41.6)	$22.0
Equity securities:
Proceeds from sales	$118.1	$66.7	$97.5
Gross realized gains	$7.0	$4.1	$9.7
Gross realized losses	(1.8)	(0.2)	(0.4)
Net realized gains from sales of equity securities	$5.2	$3.9	$9.3

For securities sold at a loss during the year ended December 31, 2019, the average period of time these securities were trading continuously at a price below book value was approximately 9 months.

The following table sets forth the net realized gains (losses), including OTTI, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$20.4	$(42.8)	$22.0
Equity securities (1)	49.6	(14.9)	7.7
Commercial mortgage loans on real estate	(0.2)	0.6	1.3
Other investments	8.9	2.7	1.0
Consolidated investment entities (2)	(9.8)	(7.7)	(1.0)
Total net realized gains (losses) related to sales and other	68.9	(62.1)	31.0
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(1.1)	(0.1)	(0.4)
Other investments	(1.5)	(0.5)	(0.5)
Total net realized losses related to other-than-temporary impairments	(2.6)	(0.6)	(0.9)
Total net realized gains (losses)	$66.3	$(62.7)	$30.1

(1)
The years ended December 31, 2019 and 2018 include $13.4 million and $16.9 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative. The carrying value of equity investments accounted for under the measurement alternative was $90.1 million and $77.6 million as of December 31, 2019 and 2018, respectively. These investments are included within other investments on the consolidated balance sheets. For the year ended December 31, 2019 there was a $1.5 million impairment related to one equity investment. There was no impairment as of December 31, 2018. The Company generally considers follow on funding rounds of equity securities with similar ownership interests as the equity securities held by the Company, and involving new investors, as an observable price in an orderly transaction, which are then reviewed to determine the fair value adjustment.

(2)	Consists of the net realized gains (losses) from the change in fair value of the Company’s direct investment in CLOs. See Note 9 for additional information.

The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Years Ended December 31,
	2019	2018
Net gains (losses) recognized on equity securities	$49.6	$(14.9)
Less: Net realized gains (losses) related to sales of equity securities	5.2	3.9
Total net unrealized gains (losses) on equity securities held (1)	$44.4	$(18.8)

(1)
Net gains for the year ended December 31, 2019 and 2018 are required to be reported through the income statement in accordance with the 2018 accounting guidance on financial instruments. Net unrealized gains of $12.1 million for the year ended December 31, 2017 was reported through AOCI.

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
For the years ended December 31, 2019 and 2018, the Company recorded $2.6 million and $0.6 million, respectively, of OTTI in earnings, all of which was related to credit losses and securities the Company intends to sell.

The following table sets forth the amount of credit loss impairments recognized within the results of operations on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts:

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$15.5	$18.1	$24.9
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1.3)	(2.6)	(2.4)
Reductions for credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	—	(4.4)
Balance, end of year	$14.2	$15.5	$18.1

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

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$21.9	$(0.1)	$—	$—	$21.9	$(0.1)
Foreign governments	115.7	(0.8)	—	—	115.7	(0.8)
Asset-backed	66.9	(0.2)	105.1	(2.1)	172.0	(2.3)
Commercial mortgage-backed	20.0	(0.3)	4.3	(0.5)	24.3	(0.8)
Residential mortgage-backed	82.5	(0.6)	82.6	(0.8)	165.1	(1.4)
U.S. corporate	87.5	(1.4)	14.4	(0.7)	101.9	(2.1)
Foreign corporate	45.8	(0.7)	7.5	(0.2)	53.3	(0.9)
Total fixed maturity securities	$440.3	$(4.1)	$213.9	$(4.3)	$654.2	$(8.4)

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$11.2	$(0.1)	$89.5	$(1.1)	$100.7	$(1.2)
States, municipalities and political subdivisions	31.5	(0.1)	3.1	(0.2)	34.6	(0.3)
Foreign governments	136.4	(2.8)	9.2	(0.2)	145.6	(3.0)
Asset-backed	370.6	(9.6)	—	—	370.6	(9.6)
Commercial mortgage-backed	29.4	(0.7)	12.4	(0.9)	41.8	(1.6)
Residential mortgage-backed	378.2	(3.7)	309.6	(11.1)	687.8	(14.8)
U.S. corporate	1,860.4	(49.5)	173.1	(10.2)	2,033.5	(59.7)
Foreign corporate	706.6	(12.9)	149.5	(5.2)	856.1	(18.1)
Total fixed maturity securities	$3,524.3	$(79.4)	$746.4	$(28.9)	$4,270.7	$(108.3)

Total gross unrealized losses represented approximately 1% and 3% of the aggregate fair value of the related securities as of December 31, 2019 and 2018, respectively. Approximately 49% and 73% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2019 and 2018, respectively. The total gross unrealized losses are comprised of 330 and 2,642 individual securities as of December 31, 2019 and 2018, respectively. In accordance with its policy described above, the Company concluded that for these securities, other-than-temporary impairments of the gross unrealized losses was not warranted as of December 31, 2019 and 2018.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2019, by contractual maturity, is shown below:

	December 31, 2019
	Cost or Amortized Cost	Fair Value
Due in one year or less	$34.3	$34.3
Due after one year through five years	76.3	76.0
Due after five years through ten years	126.5	124.2
Due after ten years	59.6	58.3
Total	296.7	292.8
Asset-backed	174.3	172.0
Commercial mortgage-backed	25.1	24.3
Residential mortgage-backed	166.5	165.1
Total	$662.6	$654.2

 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of December 31, 2019, approximately 39% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.3 million as of December 31, 2019 and from less than $0.1 million to $12.5 million as of December 31, 2018.
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
The following summarizes the carrying value and average debt-service coverage ratio for the Company’s mortgage loans that had loan-to-value ratios falling within the stated ranges as of the dates indicated:

	December 31, 2019
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Average Debt-Service Coverage Ratio
70% and less	$793.7	97.3%	2.19
71 – 80%	17.3	2.1%	1.43
81 – 95%	4.6	0.6%	1.07
Gross commercial mortgage loans	815.6	100.0%	2.16
Less valuation allowance	(0.6)
Net commercial mortgage loans	$815.0

	December 31, 2018
Loan-to-Value	Carrying Value	% of Gross Mortgage Loans	Average Debt-Service Coverage Ratio
70% and less	$752.8	99.1%	2.03
71 – 80%	7.2	0.9%	1.31
Gross commercial mortgage loans	760.0	100.0%	2.02
Less valuation allowance	(0.4)
Net commercial mortgage loans	$759.6

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
In 2019, the loan valuation allowance was increased by $0.2 million based upon the valuation allowance analysis.
As of December 31, 2019, the Company had mortgage loan commitments outstanding of approximately $1.8 million.
The Company had short term investments and fixed maturity securities of $594.2 million and $546.5 million as of December 31, 2019 and 2018, respectively, on deposit with various governmental authorities as required by law.
The Company has entered into certain interest rate derivatives that qualify for hedge accounting to manage interest rate risk on the Company’s debt. See Note 19 for additional information on these derivatives. The Company also utilizes derivatives on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument. These derivatives do not qualify as effective hedges for accounting purposes; therefore, they are marked-to-market and the gain or loss is recorded in the statements of operations in fees and other income, underwriting, general and administrative expenses and realized gains (losses). Amounts related to derivative instruments that do not qualify for hedge accounting as of December 31, 2019 and 2018 are assets of $0.6 million and $4.7 million, respectively, liabilities of $101.8 million and $17.8 million, respectively, all of which are included in the consolidated balance sheets. The gain (loss) from derivative instruments recorded in the results of operations related to these derivatives totaled ($89.5) million, $11.0 million and $13.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 5 for additional information on the Iké put/call option.

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
Collateralized Loan Obligations: The CLO entities are collateralized financing entities. Under the elected measurement alternative for collateralized financing entities, the carrying value of the CLO debt equals the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the fair value of the beneficial interests the Company retains in the CLO and the carrying value of any beneficial interests that represent compensation for services. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated statements of operations. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs.
As of December 31, 2019, the Company and its subsidiaries held a range of 43.8% to 100.0% of the most subordinated debt tranches of four CLO entities and 5.0% of senior debt tranches in one CLO entity, which represents a range of 6.0% to 8.8% overall ownership in each of the CLO entities. As of December 31, 2019, a fifth CLO structure was funded with $124.9 million in contributions from the Company’s wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $77.4 million and $55.2 million in subordinated debt tranches and $21.1 million and $21.0 million in senior debt tranches as of December 31, 2019 and 2018, respectively.
The Company’s retained beneficial interests in subordinated tranches are measured at fair value using the market or income valuation techniques using significant unobservable inputs and assumptions, including prepayment, default rate, recovery lag, reinvestment, collateral liquidation price, discount rate and call date assumptions.
Real Estate Fund: The Company’s real estate fund investments are closed ended funds that include contributions from third party investors, which are recorded as non-controlling interest. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company has a majority investment in the real estate fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $88.3 million and $91.5 million as of December 31, 2019 and 2018, respectively. The Company’s unfunded commitment in the real estate fund was $1.6 million as of December 31, 2019.
Due to a change in strategy in the fourth quarter of 2019 the second real estate fund, which was formed during the second quarter of 2019, no longer met the definition of an investment company as it will not seek third party investors. The Company determined it is no longer the primary beneficiary as it is unable to control the investee, but is instead able to exert significant influence over the investee. As a result the second real estate fund, which had not received funds from third party investors, was deconsolidated as of December 31, 2019. The second real estate fund is included in the disclosures in the Non-Consolidated VIEs section below.
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
Fair Value of VIE Assets and Liabilities

The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for financial assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2019
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$32.9	$32.9	(1)	$—	$—
Corporate debt securities	1,850.7	—		1,850.7	—
Real estate fund	107.2	—		—	107.2
Total financial assets	$1,990.8	$32.9		$1,850.7	$107.2

Financial Liabilities
Collateralized loan obligation notes	$1,603.1	$—		$1,603.1	$—
Total financial liabilities	$1,603.1	$—		$1,603.1	$—

	December 31, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$62.6	$62.6	(1)	$—	$—
Corporate debt securities	1,464.2	—		1,464.2	—
Real estate fund	112.0	—		—	112.0
Total financial assets	$1,638.8	$62.6		$1,464.2	$112.0

Financial Liabilities
Collateralized loan obligation notes	$1,316.7	$—		$1,316.7	$—
Total financial liabilities	1,316.7	—		1,316.7	—

(1)	Amounts consist of money market funds.

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
Level 3 Securities
Real estate fund: These assets are comprised of investments in limited partnerships whose underlying investments are real estate properties. Management estimates the fair value of these real estate assets using the market, income or cost approach valuation techniques, using significant unobservable inputs and assumptions, including capitalization rates, discount rates, market comparable prices, leasing assumptions and replacement costs.
  The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Balance, beginning of period	$112.0	$84.7
Purchases	—	23.0
Sales	(30.0)	(6.8)
Total income included in earnings (1)	25.2	11.1
Balance, end of period	$107.2	$112.0

(1)	Total income included in earnings includes $3.8 million and $2.1 million of pre-tax income related to non-controlling interests for 2019 and 2018, respectively.

Non-Consolidated VIEs

The Company invests in private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2019, the Company’s maximum exposure to loss is its recorded carrying value of $235.4 million and unfunded commitments of $27.4 million.
Commercial Mortgage Loan Securitization
In 2016, the Company transferred commercial mortgage loans on real estate into a trust. Upon transfer, the loans were securitized as a source of funding for the Company and as a means of transferring the economic risk of the loans to third parties. The securitized assets are legally isolated from the Company’s creditors and can only be used to settle obligations of the trust. The Company does not have the power to direct the activities of the trust, nor does it provide guarantees or recourse to the trust other than standard representations and warranties. The Company retained an interest in the trust in the form of subordinate securities issued by the trust. The trust is a VIE that the Company does not consolidate.
As of December 31, 2019 and 2018, the maximum loss exposure the Company had to the trust was $19.1 million and $20.2 million, respectively. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the Company’s ongoing OTTI review. See Note 10 for additional information on the Company’s fair value inputs and valuation techniques.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018. The amounts presented below for short-term investments, other investments, cash equivalents, other receivables, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC, the ADC, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2019
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$194.1	$—		$194.1		$—
States, municipalities and political subdivisions	242.5	—		242.5		—
Foreign governments	1,010.4	0.3		1,010.1		—
Asset-backed	503.2	—		503.2		—
Commercial mortgage-backed	222.1	—		198.6		23.5
Residential mortgage-backed	1,286.3	—		1,286.3		—
U.S. corporate	6,496.6	—		6,494.8		1.8
Foreign corporate	2,367.2	—		2,331.5		35.7
Equity securities:
Mutual funds	45.5	45.5		—		—
Common stocks	23.5	22.8		0.7		—
Non-redeemable preferred stocks	319.5	—		317.3		2.2
Short-term investments	367.5	271.4	(2)	96.1		—
Other investments	234.6	70.3	(1)	164.3	(3)	—
Cash equivalents	1,287.5	1,277.8	(2)	9.7	(3)	—
Assets held in separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial assets	$16,406.8	$3,311.8		$13,031.8		$63.2

Financial Liabilities
Other liabilities	$172.0	$70.3	(1)	$101.5	(7)	$0.2
Liabilities related to separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial liabilities	$1,978.3	$1,694.0		$284.1		$0.2

	December 31, 2018
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$384.6	$—		$384.6		$—
States, municipalities and political subdivisions	256.2	—		256.2		—
Foreign governments	912.1	0.5		911.6		—
Asset-backed	504.5	—		504.5		—
Commercial mortgage-backed	79.7	—		40.8		38.9
Residential mortgage-backed	1,405.8	—		1,405.8		—
U.S. corporate	5,593.0	—		5,580.3		12.7
Foreign corporate	2,121.2	—		2,071.7		49.5
Equity securities:
Mutual funds	45.0	45.0		—		—
Common stocks	15.3	14.6		0.7		—
Non-redeemable preferred stocks	318.5	—		316.3		2.2
Short-term investments	336.0	188.9	(2)	147.1		—
Other investments	224.9	62.9	(1)	161.5	(3)	0.5	(4)
Cash equivalents	527.7	523.6	(2)	4.1	(3)	—
Other receivables	5.0	—		—		5.0	(6)
Other assets	2.6	—		—		2.6	(5)
Assets held in separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial assets	$14,307.8	$2,235.6		$11,960.8		$111.4

Financial Liabilities
Other liabilities	$104.8	$62.9	(1)	$0.7	(5)	$41.2	(6) (7)
Liabilities related to separate accounts	1,575.7	1,400.1	(1)	175.6	(3)	—
Total financial liabilities	$1,680.5	$1,463.0		$176.3		$41.2

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes derivative assets and liabilities.

(6)	Includes contingent consideration receivables/liabilities.

(7)	Includes the put/call related to the investment in Iké. See Note 5 for more information.
The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	—	—	0.1	23.3	—	1.5	(24.9)	—
Commercial mortgage-backed	38.9	(2.9)	(0.2)	4.0	(13.7)	11.9	(14.5)	23.5
Residential mortgage-backed	—	—	—	3.8	—	—	(3.8)	—
U.S. corporate	12.7	(0.1)	0.3	4.0	(9.8)	9.0	(14.3)	1.8
Foreign corporate	49.5	0.3	2.3	5.2	(21.6)	—	—	35.7
Equity Securities
Non-redeemable preferred stocks	2.2	—	—	—	—	—	—	2.2
Other investments	0.5	(3.4)	—	2.9	—	—	—	—
Other receivables	5.0	(5.0)	—	—	—	—	—	—
Other assets	2.6	(4.1)	—	4.4	(2.6)	—	(0.3)	—
Financial Liabilities
Other liabilities	(41.2)	(63.3)	—	23.5	—	—	80.8	(0.2)
Total level 3 assets and liabilities	$70.2	$(78.5)	$2.5	$71.1	$(47.7)	$22.4	$23.0	$63.0

	Year Ended December 31, 2018
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$39.4	$—	$—	$79.4	$(10.1)	$—	$(108.7)	$—
Commercial mortgage-backed	28.6	(3.0)	1.1	36.3	(24.1)	—	—	38.9
U.S. corporate	21.1	(0.2)	—	33.4	(17.2)	11.0	(35.4)	12.7
Foreign corporate	45.3	(1.0)	(2.2)	28.1	(20.5)	7.9	(8.1)	49.5
Equity Securities
Non-redeemable preferred stocks	2.2	—	—	—	—	—	—	2.2
Other investments	10.0	34.8	(0.1)	10.1	(54.3)	—	—	0.5
Other receivables	—	0.1	—	4.9	—	—	—	5.0
Other assets	2.1	0.1	—	0.4	—	—	—	2.6
Financial Liabilities
Other liabilities	(56.5)	(6.2)	—	(10.2)	31.7	—	—	(41.2)
Total level 3 assets and liabilities	$92.2	$24.6	$(1.2)	$182.4	$(94.5)	$18.9	$(152.2)	$70.2

(1)	Included as part of net realized gains on investments, excluding other-than-temporary impairment losses, in the consolidated statements of operations.

(2)	Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.

(3)	Transfers are primarily attributable to changes in the availability of observable market information and the re-evaluation of the observability of valuation inputs.
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the years ended December 31, 2019 and 2018, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2019 and 2018 consisted of mutual funds and related obligations, money market funds, foreign government fixed maturity securities and common stocks that are publicly listed and/or actively traded in an established market.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2019 and 2018 consisted of $63.2 million and $103.3 million, respectively, of fixed maturity and equity securities. All of the Level 3 fixed maturity and equity securities are priced using non-binding broker quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable. The non-binding quotes are obtained from third-party broker-dealers recognized as market participants.
Other investments, other receivables, other assets and other liabilities: The Company prices swaptions and Mexican peso foreign exchange options using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. The Company prices credit default swaps using non-binding quotes obtained from third-party broker-dealers recognized as market participants. Inputs factored into the non-binding quotes include market observable trades related to the actual credit default swap being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity.

For the year ended December 31, 2019, the Company used the market approach to value the investment in Iké, which included consideration of the observable formal agreement to sell our interests in Iké with an expected close in the second quarter of 2020. Due to the significant observable inputs used in the valuation, Iké was transferred to a Level 2 asset. See Note 5 for more information. As of December 31, 2018, the net option related to the investment Iké was valued using the income approach; specifically, a Monte Carlo simulation option pricing model. The inputs to the model include, but are not limited to, the projected normalized earnings before interest, tax, depreciation, and amortization (EBITDA) and free cash flow for the underlying asset, the discount rate, and the volatility of and the correlation between the normalized EBITDA and the value of the underlying asset. Significant increases (decreases) in the projected normalized EBITDA relative to the value of the underlying asset in isolation would result in a significantly higher (lower) fair value.
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
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2019 or 2018.
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
The Company concluded there was no impairment on its goodwill as a result of its 2019 annual goodwill impairment test. Refer to Note 15 for additional information.
For the years ended December 31, 2019 and 2018, there were impairment charges of $15.6 million and $20.8 million, respectively, related to the Green Tree acquisition.
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
The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$815.0	$843.8	$—	$—	$843.8
Other investments	140.0	140.0	30.7	—	109.3
Other assets	28.9	28.9	—	—	28.9
Total financial assets	$983.9	$1,012.7	$30.7	$—	$982.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$551.6	$588.4	$—	$—	$588.4
Funds held under reinsurance	319.4	319.4	319.4	—	—
Debt	2,006.9	2,190.6	—	2,190.6	—
Total financial liabilities	$2,877.9	$3,098.4	$319.4	$2,190.6	$588.4

	December 31, 2018
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$759.6	$735.1	—	—	$735.1
Other investments	124.9	124.9	33.9	—	91.0
Other assets	43.0	43.0	—	—	43.0
Total financial assets	$927.5	$903.0	$33.9	—	$869.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$570.6	$556.8	—	—	$556.8
Funds held under reinsurance	272.0	272.0	272.0	—	—
Debt	2,006.0	2,058.7	—	2,058.7	—
Total financial liabilities	$2,848.6	$2,887.5	$272.0	$2,058.7	$556.8

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

11. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2019	2018
Insurance premiums receivable	$1,632.9	$1,579.0
Other receivables	75.2	80.6
Allowance for uncollectible amounts	(15.3)	(16.1)
Total	$1,692.8	$1,643.5

12. Income Taxes
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Pre-tax income:
Domestic	$523.3	$215.8	$336.3
Foreign	31.2	117.7	108.2
Total pre-tax income	$554.5	$333.5	$444.5

	Years Ended December 31,
	2019	2018	2017
Current expense (benefit):
Federal and state	$19.7	$5.7	$(111.9)
Foreign	58.5	53.8	41.0
Total current expense (benefit)	78.2	59.5	(70.9)
Deferred expense (benefit):
Federal and state	92.2	31.0	8.7
Foreign	(2.7)	(9.6)	(12.9)
Total deferred expense (benefit)	89.5	21.4	(4.2)
Total income tax expense (benefit)	$167.7	$80.9	$(75.1)

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Federal income tax rate:	21.0%	21.0%	35.0%
Reconciling items:
Non-taxable investment income	(0.6)	(1.2)	(2.3)
Foreign earnings (1)	0.8	3.5	(2.3)
Non-deductible compensation	0.7	0.9	0.2
Change in liability for prior year tax	—	(0.5)	(6.4)
Tax reform deferred revaluation (2)	—	0.5	(39.8)
Change in valuation allowance (3)	8.7	(0.5)	(1.0)
Other	(0.4)	0.6	(0.3)
Effective income tax rate:	30.2%	24.3%	(16.9)%

(1)
Results for 2019 primarily include the impact of foreign earnings taxed at different rates. Results for 2018 and 2017 include tax benefits associated with the earnings of certain non-U.S. subsidiaries that are deemed reinvested indefinitely and the realization of foreign tax credits for certain other subsidiaries. In addition, 2018 and 2017 reflect a benefit of 2.8% and 1.4%, respectively, related to international reorganizations.

(2)
The TCJA reduced the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has recorded a benefit related to the revaluation of deferred tax assets and deferred tax liabilities of $177.0 million in 2017, which had a 39.8% impact to the effective tax rate, and an additional expense of $1.5 million in 2018, which has a 0.5% impact to the effective tax rate.

(3)
The change in valuation allowance in 2019 is primarily related to the valuation allowance of $49.7 million established on the deferred taxes that arose related to losses incurred on our investment in Iké. The changes in valuation allowance in 2018 and 2017 were due to movements in valuation allowances in other foreign subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$(11.8)	$(6.7)	$(34.2)
Additions based on tax positions related to the current year	(0.5)	(2.5)	(1.0)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(0.4)	(4.1)	(0.3)
Reductions for tax positions of prior years	0.2	0.6	28.2
Lapses	—	0.9	0.6
Balance at end of year	$(12.5)	$(11.8)	$(6.7)

Total unrecognized tax benefits of $14.0 million, $13.0 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $0.7 million, $0.4 million and $0.1 million, respectively, of interest expense related to income tax matters. The Company had $0.8 million, $0.5 million and $0.2 million of interest accrued as of December 31, 2019, 2018 and 2017, respectively. The Company had $0.8 million and $0.8 million of penalties accrued as of December 31, 2019 and 2018, respectively, and none as of December 31, 2017.
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
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2019	2018
Deferred Tax Assets
Policyholder and separate account reserves	$1,063.5	$1,301.8
Net operating loss carryforwards	147.0	192.2
Investments, net	57.3	53.9
Credit carryforwards	38.0	36.4
Employee and post-retirement benefits	32.8	35.8
Compensation related	31.6	29.7
Capital loss carryforwards	3.1	23.2
Other	123.3	37.4
Total deferred tax assets	1,496.6	1,710.4
Less valuation allowance	(76.6)	(26.4)
Deferred tax assets, net of valuation allowance	1,420.0	1,684.0
Deferred Tax Liabilities
Deferred acquisition costs	(1,472.0)	(1,658.7)
Net unrealized appreciation on securities	(274.0)	(92.5)
Intangible assets	(67.5)	(76.2)
Total deferred tax liabilities	(1,813.5)	(1,827.4)
Net deferred income tax liabilities	$(393.5)	$(143.4)

A cumulative valuation allowance of $76.6 million existed as of December 31, 2019 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
Other than for certain wholly owned Canadian and LATAM subsidiaries, the Company plans to indefinitely reinvest the earnings in other jurisdictions. Under current U.S. tax law, no material income taxes are anticipated on future repatriation of earnings. Therefore, deferred taxes have not been provided.
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
The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2019	2018
Federal net operating loss carryforwards (1)	$509.8	$730.7
Foreign net operating carryforwards (2)	170.0	162.0

(1) $286.7 million expires 2038 and $223.1 million has an unlimited carryforward period.
(2) $46.5 million expires between 2020 and 2039 and $123.5 million has an unlimited carryforward period.

13. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2019	2018	2017
Beginning balance	$5,103.0	$3,484.5	$3,267.4
Costs deferred	3,747.3	3,094.0	1,549.2
Amortization	(2,182.3)	(1,475.5)	(1,332.1)
Ending balance	$6,668.0	$5,103.0	$3,484.5

14. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2019	2018
Land	$10.9	$13.2
Buildings and improvements	238.4	261.5
Furniture, fixtures and equipment	512.9	491.4
Total	762.2	766.1
Less accumulated depreciation	(328.5)	(373.6)
Total	$433.7	$392.5

During the year ended December 31, 2019, the Company recorded a $7.4 million loss on assets held for sale associated with an office building previously used as the headquarters for a business in runoff. During the year ended December 31, 2017, the Company recorded a net $5.7 million gain from the sale of a building that had been the headquarters of the Assurant Employee Benefits business, and the sale of a claims training center in Georgia. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $55.3 million, $39.0 million and $34.2 million, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

15. Goodwill
The Company has assigned goodwill to its reporting units for impairment testing purposes. The Corporate and Other segment is not assigned any goodwill. In 2018, we determined that it was no longer appropriate to aggregate our reporting units within our Global Lifestyle operating segment due to further differentiation of certain components of underlying products, including the economics and distribution, as a result of our acquisition of TWG and the related changes in segment leadership. As a result, the Global Lifestyle reporting unit was disaggregated into the following three reporting units: Connected Living, Global Automotive and Global Financial Services and Other. The carrying amount of our Global Lifestyle legacy goodwill was allocated based on the fair value of the three new reporting units. The carrying amount of our goodwill from the TWG acquisition was allocated to the three new reporting units based on the acquisition multiple and implied forward earnings contribution of each reporting unit. For Global Housing and Global Preneed, the reporting unit for impairment testing was at the operating segment level. There were no changes to reporting units in 2019.
Qualitative Impairment Testing
In the fourth quarter of 2019, the Company performed a qualitative assessment for each of its Connected Living, Global Housing and Global Preneed reporting units due to high margins between fair value and book value based on quantitative analysis in 2018 and increased growth based on past performance and future plans. In conducting a qualitative assessment, the Company analyzed actual and projected growth trends for revenues and profit for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, the Company assessed critical areas that may impact its business, including macroeconomic conditions and the related impact, any plans to market for sale all or a portion of their business, competitive changes, or any potential risks to their projected financial results. Based on this assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their respective carrying amounts and therefore quantitative impairment testing was not necessary for these reporting units.
Quantitative Impairment Testing
The Company performed quantitative tests on its Global Automotive and Global Financial Services and Other reporting units due to declining growth in profits and reduced margins between fair value and book value based on quantitative impairment testing performed in the prior year.
The following describes the various valuation methodologies used in the quantitative test which were weighted using our judgment as to which were the most representative in determining the estimated fair value of our reporting units.
A Dividend Discount Method (“DDM”) was used to value each of the two reporting units based upon the present value of expected cash flows available for distribution over future periods. Cash flows were estimated for a discrete projection period based on detailed assumptions, and a terminal value was calculated to reflect the value attributable to cash flows beyond the discrete period. Cash flows and the terminal value were then discounted using the reporting unit’s estimated cost of capital. The estimated fair value of the reporting unit represented the sum of the discounted cash flows and terminal value.
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
While all three valuation methodologies were considered in assessing fair value, the DDM was weighed more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise. Based on the quantitative assessment, the Company concluded that the estimated fair values exceeded their respective book values and therefore determined that goodwill was not impaired for these reporting units.
A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Global Preneed	Consolidated
Balance at December 31, 2017 (2)	$392.8	$386.7	$138.2	$917.7
Acquisitions (3)	1,421.1	—	—	1,421.1
Impairments (4)	—	(7.2)	—	(7.2)
Foreign currency translation and other	(9.2)	—	(0.6)	(9.8)
Balance at December 31, 2018 (2)	1,804.7	379.5	137.6	2,321.8
Acquisitions (3)	20.2	—	—	20.2
Foreign currency translation and other	1.0	—	0.4	1.4
Balance at December 31, 2019 (2)	$1,825.9	$379.5	$138.0	$2,343.4

(1)
As of December 31, 2019, $461.5 million, $1,291.7 million and $72.7 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively. As of December 31, 2018, $451.2 million, $1,281.3 million and $72.2 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively

(2)	Consolidated goodwill reflects $1,268.1 million of accumulated impairment loss at December 31, 2019 and 2018, and $1,260.9 million of accumulated impairment losses at December 31, 2017.

(3)	Includes goodwill from the TWG acquisition (including the application of measurement period adjustments). Refer to Note 3 for additional information.

(4)	Refer to Note 4 for additional information on the impairment loss on the Mortgage Solutions business.

16. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$3,157.8	$24.4	$32.1
Additions	(4.0)	3,972.6	—
Amortization, net of interest accrued	(1,127.4)	(825.2)	(7.9)
Foreign currency translation and other	(22.1)	(14.0)	0.2
Ending balance	$2,004.3	$3,157.8	$24.4

As of December 31, 2019, the outstanding VOBA balance is primarily attributable to the TWG acquisition within the Global Lifestyle segment. Refer to Note 3 for additional information.
As of December 31, 2019, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2020	$801.5
2021	559.0
2022	344.2
2023	200.2
2024	90.3
Thereafter	9.1
Total	$2,004.3

Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2019			2018
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles (1) (2)	$437.0	$(41.3)	$395.7	$472.9	$(46.6)	$426.3
Customer related intangibles	382.0	(285.4)	96.6	413.0	(272.2)	140.8
Marketing related intangibles	5.6	(5.6)	—	5.6	(5.5)	0.1
Technology based intangibles	62.0	(14.1)	47.9	62.0	(6.8)	55.2
Total	$886.6	$(346.4)	$540.2	$953.5	$(331.1)	$622.4

(1)	As of December 31, 2019 and 2018, contract based intangibles included $13.7 million of indefinite-lived intangible assets.

(2)	As of December 31, 2019 and 2018, the net amount was reduced for a $15.6 million and a $20.8 million intangible asset impairment charge related to Green Tree, respectively.

Total amortization of other intangible assets for the years ended December 31, 2019, 2018 and 2017 was $62.2 million, $77.9 million and $72.6 million, respectively.
Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Amount
2020	$65.6
2021	60.5
2022	50.3
2023	48.1
2024	41.0
Thereafter	261.0
Total other intangible assets with finite lives	$526.5

17. Reserves
Short Duration Contracts
Continuing Business (Global Lifestyle and Global Housing)
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
The best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of the different methods that are applied consistently each period considering significant assumptions, including projected loss development factors and expected loss ratios. There have been no significant changes in the methodologies and assumptions utilized in estimating the liability for unpaid loss and loss adjustment expenses for any of the periods presented.
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
Disposed business includes certain medical policies no longer offered and Assurant Employee Benefits policies disposed of via reinsurance. Reserves and reinsurance recoverables for previously disposed business are included in the consolidated balance sheets. See Note 18 for additional information.
Long Duration Contracts
Continuing Business (Global Preneed)
The Company’s long duration contracts are primarily comprised of preneed life insurance and annuity policies. Future policy benefits make up the largest portion of Global Preneed liabilities. Claims and benefits payable reserves are less significant. Reserve assumptions for mortality, inflation, lapse, margin and discount rates are company-specific based on pricing assumptions and experience studies.

For business issued during the years ended December 31, 2019 and 2018, discount rates ranged between 1.5% and 4.25%. Death benefit increases for business issued during the years ended December 31, 2019 and 2018 ranged between 0.0% and 3.6%. Canadian annuity products typically have surrender charges that vary by product series and premium paying period. Surrender charges on U.S. annuity contracts generally range from 7.0% to 0.0% and grade to zero over a period of seven years.
Disposed and Runoff Long Duration Insurance Lines
The Company has universal life and annuity products that are no longer offered and are in runoff. Reserves have been established based on the following assumptions. Interest rates credited on annuities were at guaranteed rates, ranging from 3.5% to 4.0%, except for a limited number of policies with guaranteed crediting rates of 4.5%. All annuity policies are past the surrender charge period. Crediting interest rates on universal life fund are at guaranteed rates of 4.0% to 4.1%. Universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.
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

	Years Ended December 31,
	2019	2018	2017
Claims and benefits payable, at beginning of year	$2,813.7	$3,782.2	$3,301.2
Less: Reinsurance ceded and other	(2,053.7)	(3,193.3)	(2,718.2)
Net claims and benefits payable, at beginning of year	760.0	588.9	583.0
Acquired reserves as of Acquisition Date (1)	—	140.7	—
Incurred losses and loss adjustment expenses related to:
Current year	2,670.9	2,353.0	1,965.0
Prior years	(16.2)	(7.4)	(58.5)
Total incurred losses and loss adjustment expenses	2,654.7	2,345.6	1,906.5
Paid losses and loss adjustment expenses related to:
Current year	2,097.8	1,887.1	1,536.4
Prior years	529.2	428.1	364.2
Total paid losses and loss adjustment expenses	2,627.0	2,315.2	1,900.6
Net claims and benefits payable, at end of year	787.7	760.0	588.9
Plus: Reinsurance ceded and other (2)	1,900.0	2,053.7	3,193.3
Claims and benefits payable, at end of year (2) (3)	$2,687.7	$2,813.7	$3,782.2

(1)
Acquired reserves from TWG on Acquisition Date include $419.9 million of gross claims and benefits payable and $279.2 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG for the relevant periods since the Acquisition Date.

(2)
Includes reinsurance recoverables and claims and benefits payable of $86.8 million, $119.8 million and $555.0 million as of December 31, 2019, 2018 and 2017, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

(3)
Claims and benefits payable and related reinsurance ceded were reduced by $730.0 million in December 2018 as a result of the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business.

The Company experienced net favorable prior year development in each of the years ended December 31, 2019, 2018 and 2017. A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2019	2018	2017
Global Lifestyle (excluding TWG)	$(18.8)	$(17.0)	$(30.0)
TWG (1)	(5.2)	0.4	—
Global Housing	13.6	16.3	(9.6)
Global Preneed	(0.3)	(0.5)	(0.6)
Assurant Health	—	(1.3)	(8.8)
All Other	(5.5)	(5.3)	(9.5)
Total	$(16.2)	$(7.4)	$(58.5)

(1)	TWG continues to be shown separate from the rest of Global Lifestyle in this presentation and in the claims development claims supplemental information below to enhance comparability across years.
Global Lifestyle (excluding TWG) experienced similar amounts of favorable development in 2019 and 2018. Favorable development in 2017 included the outcome of reserve assumptions associated with extended service contracts and credit products as compared to actual experience. TWG experienced favorable development in 2019 due to favorable experience in vehicle service contracts. Global Housing experienced adverse development in 2019 and 2018 primarily due to adverse development from Hurricane Maria of $11.3 million in 2019 and $18.4 million in 2018. A more detailed explanation of the claims development from Global Lifestyle and Global Housing is presented below, including claims development by accident year. Reserves for the longer-tail property coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for incurred claims in prior years.
The following tables represent the Global Lifestyle and Global Housing segments’ incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2019. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances in Global Lifestyle and Global Housing.
The following factors are relevant to the loss development information included in the tables below:

•
Table Presentation: The tables are organized by accident year. For certain categories of claims and for reinsurance recoverables, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables below. Predominantly, the Company writes short-tail lines that are written on occurrence basis. Five years of claims development information is provided since most of the claims are fully developed after five years, as shown in the average payout ratio tables.

•	Table Groupings: The groupings have homogeneous risk characteristics with similar development patterns and would generally be subject to similar trends and reflect our reportable segments.

•
Impact of Reinsurance: The reinsurance program varies by exposure type. Historically, the Company has leveraged facultative and treaty reinsurance, both on pro-rata and excess of loss basis. The reinsurance program may change from year to year, which may affect the comparability of the data presented in the tables.

•	IBNR: Includes development from past reported losses in IBNR.

•	Information excluded from tables: Unallocated loss adjustment expenses are excluded from the tables.

•
Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2019. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

•
Acquisitions: Includes acquisitions from all accident years presented in the tables. For purposes of this disclosure, we have applied the retrospective method for the acquired reserves, including incurred and paid claim development histories throughout the relevant tables. The TWG acquisition is presented retrospectively separately below to improve comparability across the years presented. It should be noted that historical reserves for the acquired business were established by the acquired companies using methods, assumptions and procedures then in effect which may differ from our current reserving bases. Accordingly, it may not be appropriate to extrapolate future reserve adequacy based on the aggregated historical results shown in the tables.

•	Dispositions: Excludes dispositions from all accident years presented in the tables.

•
Claim counts: Considers a reported claim to be one claim for each claimant or feature for each loss occurrence. Reported claims for losses from assumed reinsurance contracts are not available and hence not included in the reported claims. There are limitations that should be considered on the reported claim count data in the tables below, including:

◦	Claim counts are presented only on a reported (not an ultimate) basis;

◦
The tables below include lines of business and geographies at a certain aggregated level which may indicate different frequency and severity trends and characteristics, and may not be as meaningful as the claim count information related to the individual products within those lines of business and geographies;

◦	Certain lines of business are more likely to be subject to occurrences involving multiple claimants and features, which can distort measures based on the reported claim counts in the table below; and

◦	Reported claim counts are not adjusted for ceded reinsurance, which may distort the measure of frequency or severity.

•
Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2019 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.

Global Lifestyle (Excluding TWG) Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2019
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
2015	$657.0	$619.4	$618.4	$618.2	$618.5	$0.1	8,484,983
2016		668.0	639.4	637.6	637.7	0.3	9,123,395
2017			699.2	683.3	682.1	0.6	8,289,103
2018				772.9	754.3	2.9	7,595,793
2019					878.9	82.8	7,327,244
				Total	$3,571.5

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
2015	$523.2	$612.0	$616.5	$617.6	$617.9
2016		541.6	632.1	636.1	637.2
2017			568.1	677.4	680.5
2018				649.2	747.8
2019					754.9
Total					$3,438.3
Outstanding claims and benefits payable before 2015, net of reinsurance					1.1
Claims and benefits payable, net of reinsurance					$134.3

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
84.8%	14.4%	0.6%	0.2%	—%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

Using the December 31, 2019 foreign exchange rates for all years, Global Lifestyle (excluding TWG) experienced $18.8 million of favorable loss development for the year ended December 31, 2019, compared to favorable loss development of $17.0 million and $30.0 million for the years ended December 31, 2018 and 2017, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2015. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
For the year ended December 31, 2019, Global Lifestyle experienced favorable development primarily from mobile device protection products and extended service contract products written in North America. In particular, new mobile business was favorable relative to prior expectations. For the year ended December 31, 2018, favorable development was attributable to extended service contracts sold in the United States, lower than expected frequency for credit insurance sold in Canada and Puerto Rico, and lower than expected frequency and severity for mobile device protection products sold in South America. For the year ended December 31, 2017, favorable development was attributable to extended service contracts and credit products whereby claims developed favorable to expectations derived from previous history. A change in client mix over time has also reduced the magnitude of favorable development since 2017.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle (excluding TWG). The impacts by year were $(0.3) million, $1.1 million, and $(1.7) million for the years ended December 31, 2019, 2018 and 2017, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
TWG Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2019
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
2015	$432.5	$425.4	$428.4	$432.3	$433.3	$0.1	2,241,827
2016		442.5	442.8	450.5	451.0	0.7	1,878,736
2017			512.1	503.9	504.4	3.5	1,908,302
2018				609.9	602.2	11.5	2,051,670
2019					652.8	64.8	1,802,327
				Total	$2,643.7

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
2015	$359.6	$421.3	$425.6	$427.7	$429.1
2016		370.3	438.6	445.7	444.6
2017			418.1	494.6	498.2
2018				504.7	583.7
2019					549.2
Total					$2,504.8
Outstanding claims and benefits payable before 2015, net of reinsurance					6.9
Claims and benefits payable, net of reinsurance					$145.8

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
83.8%	14.5%	0.9%	0.5%	0.3%

(1)	Includes a provision for development on case reserves.

(2)
Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

The claims development tables for TWG are presented on a retrospective basis to improve comparability across the years presented. Using the December 31, 2019 foreign exchange rates for all years, TWG experienced $5.2 million of favorable loss development for the year ended December 31, 2019, compared to unfavorable loss development of $6.7 million and $9.6 million for the years ended December 31, 2018 and 2017, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2015. For the year ended December 31, 2019, TWG experienced favorable development from vehicle service contracts in North America in accident year 2018 due to experience and lower than expected claim frequency on asset protection products related to Hurricanes Florence and Michael. For the years ended December 31, 2018 and December 31, 2017, unfavorable claims experience from vehicle service contracts in North America was the main source of the prior year development.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and year incurred loss tables to vary from what is reflected in the claims development tables for TWG. The impacts by year were $(0.1) million for both the years ended December 31, 2019 and 2018. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2019
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
2015	$792.4	$753.1	$758.8	$756.9	$757.6	$3.0	198,316
2016		852.5	834.9	839.8	843.1	6.4	201,007
2017			963.5	975.0	990.3	39.6	250,352
2018				916.8	915.3	41.0	199,940
2019					850.0	227.2	181,204
				Total	$4,356.3

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2015 Unaudited	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019
2015	$518.7	$703.0	$733.2	$745.1	$752.4
2016		599.4	781.6	817.6	832.5
2017			699.9	901.2	942.0
2018				621.9	853.7
2019					544.3
Total					$3,924.9
Outstanding claims and benefits payable before 2015, net of reinsurance					4.5
Claims and benefits payable, net of reinsurance					$435.9

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
69.8%	23.3%	4.2%	1.7%	1.0%

(1)	Includes a provision for development on case reserves.

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

For the year ended December 31, 2019, Global Housing experienced $13.6 million of unfavorable loss development, compared to unfavorable loss development of $16.3 million for the year ended December 31, 2018 and favorable development of $9.6 million for the year ended December 31, 2017. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2015. For the year ended December 31, 2019, Global Housing experienced unfavorable development in accident year 2017 due to rising severity trends from Hurricane Maria leading to an $11.3 million increase. Non-catastrophe claims were higher than expected in accident year 2018 due to higher than expected losses from small commercial and sharing economy products. For the year ended December 31, 2018, Global Housing experienced unfavorable development from Hurricane Maria of $18.4 million as projected losses exceeded available reinsurance limits. Excluding catastrophes, favorable development decreased due to rising severity trends for water damage and non-catastrophe related weather claims on lender-placed homeowners products. For the year ended December 31, 2017, favorable development was attributable to a $5.2 million reduction in the ultimate loss estimate for Hurricane Matthew and favorable trends in theft and vandalism claims across lender-placed homeowners products.
Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2019
Net outstanding liabilities
Global Lifestyle (excluding TWG)	$134.3
TWG	145.8
Global Housing	435.9
Other short-duration insurance lines (1)	31.1
Disposed short-duration insurance lines (Assurant Health)	2.4
Claims and benefits payable, net of reinsurance	749.5

Reinsurance recoverable on unpaid claims
Global Lifestyle (excluding TWG)	128.5
TWG (2)	311.7
Global Housing	204.8
Other short-duration insurance lines (3)	3.6
Disposed short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	542.8
Total reinsurance recoverable on unpaid claims	1,191.4

Insurance lines other than short-duration	738.2
Unallocated claim adjustment expense	8.6
Total claims and benefits payable	$2,687.7

(1)	Asbestos and pollution reserves made up $20.7 million of the other short-duration insurance lines.

(2)	Disposed of property and casualty business make up $230.7 million of $311.7 million in reinsurance recoverables for TWG.

(3)	Asbestos and pollution recoveries accounted for all the other short-duration insurance lines.

18. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of the dates indicated:

	December 31,
	2019	2018
Ceded future policyholder benefits and expense	$3,329.3	$3,132.3
Ceded unearned premium	4,248.1	3,876.3
Ceded claims and benefits payable	1,895.5	2,046.1
Ceded paid losses	120.5	111.3
Total	$9,593.4	$9,166.0

A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2019 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,960.7	$86.3	$1,328.3	$16.7	$3,392.0
A or A-	131.6	92.7	77.5	50.5	352.3
B++ or B+	502.2	20.5	17.6	0.3	540.6
B or B-	—	—	—	—	—
C and below	—	—	—	—	—
Not Rated (1)	734.8	4,048.6	472.1	55.8	5,311.3
Total	3,329.3	4,248.1	1,895.5	123.3	9,596.2
Less: Allowance	—	—	—	(2.8)	(2.8)
Net reinsurance recoverable	$3,329.3	$4,248.1	$1,895.5	$120.5	$9,593.4

(1)
Not Rated ceded claims and benefits payable included reinsurance recoverables of $86.8 million as of December 31, 2019 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company has used reinsurance to exit certain businesses, including the Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4.86 billion as of December 31, 2019, of which $4.46 billion was attributable to the four reinsurers with the largest reinsurance recoverable balances relating to these dispositions: Sun Life, John Hancock, Talcott Resolution (formerly owned by The Hartford) and Employers Reassurance Corporation (“ERAC”). The A.M. Best financial strength ratings of the first three reinsurers was A+, A+ and B++, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life, John Hancock and Talcott Resolution. A.M. Best withdrew its rating for ERAC in March 2019. General Electric Company (“GE”), the ultimate parent of ERAC, has a capital maintenance agreement in place to maintain ERAC’s risk-based capital (“RBC”) ratios at an acceptable regulatory level, which has been maintained in recent years through capital infusions into ERAC. Most of the assets backing reserves relating to reinsurance recoverables from Sun Life, John Hancock and Talcott Resolution are held in trust. There are no assets or other collateral backing reserves relating to reinsurance recoverables from ERAC.
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
An allowance for doubtful accounts related to reinsurance recoverables is recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions. The allowance for doubtful accounts was $2.8 million and $0.3 million at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, $2.5 million was added to the allowance. There were no additions or write-downs charged against the allowance during the year ended December 31, 2018.
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2019			2018			2017
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$244.9	$14,192.4	$14,437.3	$412.8	$11,291.0	$11,703.8	$440.3	$9,090.5	$9,530.8
Premiums assumed	3.0	213.8	216.8	3.3	150.0	153.3	3.7	150.2	153.9
Premiums ceded	(175.9)	(6,458.2)	(6,634.1)	(346.0)	(5,354.2)	(5,700.2)	(372.1)	(4,908.5)	(5,280.6)
Net earned premiums	$72.0	$7,948.0	$8,020.0	$70.1	$6,086.8	$6,156.9	$71.9	$4,332.2	$4,404.1
Direct policyholder benefits	$916.0	$5,479.6	$6,395.6	$1,252.8	$5,050.1	$6,302.9	$918.2	$5,521.3	$6,439.5
Policyholder benefits assumed	13.1	213.4	226.5	14.9	93.9	108.8	14.6	213.5	228.1
Policyholder benefits ceded	(651.6)	(3,315.8)	(3,967.4)	(995.7)	(3,073.4)	(4,069.1)	(668.8)	(4,128.2)	(4,797.0)
Net policyholder benefits	$277.5	$2,377.2	$2,654.7	$272.0	$2,070.6	$2,342.6	$264.0	$1,606.6	$1,870.6

The Company had $534.4 million and $553.5 million of invested assets held in trusts or by custodians as of December 31, 2019 and 2018, respectively, for the benefit of others related to certain reinsurance arrangements.
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
If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts and/or the separate accounts, if any, would be insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverable from Sun Life was $606.1 million and $761.7 million as of December 31, 2019 and 2018, respectively. The reinsurance recoverable from Talcott Resolution was $511.2 million and $525.7 million as of December 31, 2019 and 2018, respectively. The reinsurance recoverable from John Hancock was $2.49 billion and $2.34 billion as of December 31, 2019 and 2018, respectively.
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
As of December 31, 2019, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of Sun Life, Talcott Resolution or John Hancock that reinsure the Assurant Employee Benefits, Fortis Financial Group and Long-Term Care businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

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

19. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.9	$300.0	$298.1
4.00% Senior Notes due March 2023	350.0	348.5	350.0	348.1
4.20% Senior Notes due September 2023	300.0	297.8	300.0	296.8
4.90% Senior Notes due March 2028	300.0	296.8	300.0	297.6
3.70% Senior Notes due February 2030	350.0	346.8	—	—
6.75% Senior Notes due February 2034	275.0	272.1	375.0	370.9
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.0	400.0	394.5
Total debt		$2,006.9		$2,006.0

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate from March 2018 to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

For the years ended December 31, 2019, 2018 and 2017, interest expense was $110.6 million, $100.3 million and $49.5 million, respectively. In 2019 and 2018, interest expense includes derivative related activities described in the interest rate derivatives section below. There was $30.2 million and $28.2 million of accrued interest at December 31, 2019 and 2018, respectively.

Debt Issuances
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
2021, 2023 and 2028 Senior Notes: In March 2018, the Company issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (3.21% as of December 31, 2019) and matures in March 2021. Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, the Company may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, the Company redeemed $250.0 million of the $300.0 million then outstanding aggregate principal amount of the 2021 Senior Notes.

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

The interest rate payable on each of the 2021 Senior Notes, 2023 Senior Notes, 2028 Senior Notes and 2030 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
In February 2004, the Company issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, the Company completed a cash tender offers of $100.0 million each in aggregate principal amount of such senior notes. A loss on extinguishment of debt of $31.4 million was reported for the year ended December 31, 2019 and the outstanding aggregate principal amount of the senior notes was $275.0 million as of December 31, 2019.
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
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $441.0 million was available at December 31, 2019, and $9.0 million letters of credit were outstanding.
The Company did not use the commercial paper program during the years ended December 31, 2019 or 2018 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2019 or 2018. The Company made no borrowings using the Credit Facility during the years ended December 31, 2019 or 2018 and no loans were outstanding as of December 31, 2019 or 2018.
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

In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the Subordinated Notes on an effective yield basis. The amortization of the deferred gain for the years ended December 31, 2019 and 2018 was $3.0 million and $2.2 million, respectively. The remaining deferred gain as of December 31, 2019 and 2018 was $21.5 million and $24.5 million, respectively. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the year ended December 31, 2018.

20. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2019	2018	2017
Shares of common stock outstanding, beginning	61,908,979	52,417,812	55,941,480
Issuance of shares of common stock for TWG acquisition	—	10,399,862	—
Vested restricted stock and restricted stock units, net (1)	248,333	170,426	185,890
Issuance related to performance share units (1)	117,581	110,137	138,337
Issuance related to ESPP	88,498	80,425	85,314
Shares of common stock repurchased	(2,417,498)	(1,269,683)	(3,933,209)
Shares of common stock outstanding, ending	59,945,893	61,908,979	52,417,812

(1)	Vested restricted stock, restricted stock units and performance share units are shown net of shares of common stock retired to cover participant income tax liabilities.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B common stock and 400,001 shares of Class C common stock are authorized but have not been issued.
Stock Repurchase
On November 5, 2018, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to an additional $600.0 million of its outstanding common stock.

During the year ended December 31, 2019, the Company repurchased 2,417,498 shares of the Company’s outstanding common stock at a cost of $274.9 million, exclusive of commissions, leaving $486.3 million remaining under the total repurchase authorization at December 31, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 1,269,683 and 3,933,209 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $132.3 million and $389.5 million, respectively.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
Issuance of Mandatory Convertible Preferred Stock
In March 2018, the Company issued 2,875,000 shares of the MCPS at a public offering price of $100.00 per share. The net proceeds from the sale of the MCPS was $276.4 million after deducting underwriting discounts and offering expenses. Refer to Note 19 for further details on the use of proceeds from this offering.
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9374 (the “minimum conversion rate”) and 1.1248 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $18.7 million and $14.2 million for the years ended December 31, 2019 and 2018, respectively.

21. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
Long-Term Equity Incentive Plan
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (the “ALTEIP”), as amended in May 2019, the Company is authorized to issue up to 1,588,797 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights (“SARs”), restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
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
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares of common stock a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2019, 2018 and 2017 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2019 and 2017 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating earnings per diluted share, excluding reportable catastrophes, as the two equally weighted performance measures for PSU awards in 2019 and 2017. Total shareholder return is defined as appreciation in Company’s common stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating earnings per diluted common share, excluding reportable catastrophes, is a Company-specific profitability metric and is defined as the Company’s net operating earnings, excluding reportable catastrophes, divided by the number of fully diluted common shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date and is not tied to the performance of peer companies.
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

 Restricted Stock Units
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2018	864,404	$90.26
Grants (1)	299,487	102.86
Vests (2)	(374,702)	88.83
Forfeitures and adjustments	(39,235)	96.41
Restricted stock units outstanding at December 31, 2019	749,954	$95.69
Restricted stock units vested, but deferred at December 31, 2019	57,602	$71.19

(1)	The weighted average grant date fair value for RSUs granted in 2018 and 2017 was $93.20 and $99.40, respectively.

(2)	The total fair value of RSUs vested was $38.4 million, $25.3 million and $29.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
RSU compensation expense	$29.5	$36.0	$23.7
Income tax benefit	(5.3)	(6.5)	(8.3)
RSU compensation expense, net of tax	$24.2	$29.5	$15.4

As of December 31, 2019, there was $21.5 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.05 years.
Performance Share Units
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding, December 31, 2018	634,908	$102.91
Grants (1)	250,603	105.23
Vests (2)	(195,490)	81.90
Performance adjustment (3)	(51,731)	79.23
Forfeitures and adjustments	(16,280)	105.90
Performance share units outstanding, December 31, 2019	622,010	$112.38

(1)	The weighted average grant date fair value for PSUs granted in 2018 and 2017 was $123.51 and $112.23, respectively.

(2)	The total fair value of PSUs vested was $19.7 million, $16.5 million and $22.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of PSUs to be issued at the end of each performance period will range from 0% to 200% of the initial target awards.
The following table shows a summary of PSU activity during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
PSU compensation expense	$23.2	$19.6	$10.5
Income tax benefit	(2.7)	(3.1)	(3.7)
PSU compensation expense, net of tax	$20.5	$16.5	$6.8

Portions of the compensation expense recorded in prior periods were reversed in 2017 related to the Company’s level of actual performance as measured against pre-established performance goals and peer group results. As of December 31, 2019, there was $24.0 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.92 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2019, 2018 and 2017 were based on the historical prices of the Company’s common stock and peer group. The expected term for grants issued during the years ended December 31, 2019, 2018 and 2017 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the years ended December 31,
	2019	2018	2017
Expected volatility	20.92%	23.17%	21.81%
Expected term (years)	2.80	2.46	2.81
Risk free interest rate	2.40%	2.64%	1.62%

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
In January 2020, the Company issued 39,645 shares of common stock at a discounted price of $98.09 for the offering period of July 1, 2019 through December 31, 2019. In January 2019, the Company issued 42,950 shares of common stock at a discounted price of $80.50 for the offering period of July 1, 2018 through December 31, 2018.
In July 2019, the Company issued 45,515 shares of common stock to employees at a discounted price of $81.09 for the offering period of January 1, 2019 through June 30, 2019. In July 2018, the Company issued 40,571 shares of common stock to employees at a discounted price of $89.31 for the offering period of January 1, 2018 through June 30, 2018.
The compensation expense recorded related to the ESPP was $1.3 million, $1.5 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The related income tax benefit for disqualified disposition was $0.2 million for the years ended December 31, 2018 and 2017. There was no income tax benefit for disqualified disposition for the year ended December 31, 2019.
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

	For awards issued during the years ended December 31,
	2019	2018	2017
Expected volatility	18.47 - 26.91%	20.90 - 27.73%	21.83 - 27.20%
Risk free interest rates	2.10 - 2.56%	1.61 - 2.14%	0.37 - 0.65%
Dividend yield	2.18 - 2.63%	1.49 - 1.56%	1.61 - 1.69%
Expected term (years)	0.5	0.5	0.5

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

22. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive income before reclassifications	16.7	564.6	1.0	0.4	(4.5)	578.2
Amounts reclassified from accumulated other comprehensive income	—	(9.1)	(2.3)	—	0.1	(11.3)
Net current-period other comprehensive income (loss)	16.7	555.5	(1.3)	0.4	(4.4)	566.9
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$15.5	$(118.7)	$411.5

	Year Ended December 31, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive income before reclassifications	(94.2)	(367.6)	20.1	(6.7)	(15.2)	(463.6)
Amounts reclassified from accumulated other comprehensive income	—	25.3	(1.7)	—	2.5	26.1
Net current-period other comprehensive (loss) income	(94.2)	(342.3)	18.4	(6.7)	(12.7)	(437.5)
Cumulative effect of change in accounting principles (1)	0.1	62.1	—	3.9	(18.0)	48.1
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)

(1)	See Note 2 for additional information.

	Year Ended December 31, 2017
	Foreign currency translation adjustment	Net unrealized gains on securities	OTTI	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(322.1)	$459.3	$20.6	$(63.2)	$94.6
Change in accumulated other comprehensive income before reclassifications	40.6	140.2	(2.7)	(22.1)	156.0
Amounts reclassified from accumulated other comprehensive income	—	(18.3)	—	1.7	(16.6)
Net current-period other comprehensive income (loss)	40.6	121.9	(2.7)	(20.4)	139.4
Balance at December 31, 2017	$(281.5)	$581.2	$17.9	$(83.6)	$234.0

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2019	2018	2017
Net unrealized (gains) losses on securities	$(11.5)	$32.0	$(28.2)	Net realized gains on investments, excluding other-than-temporary impairment losses
	2.4	(6.7)	9.9	Provision for income taxes
	$(9.1)	$25.3	$(18.3)	Net of tax
Unrealized gains on derivative transactions	$(3.0)	$(2.2)	$—	Interest expense
	0.7	0.5	—	Provision for income taxes
	$(2.3)	$(1.7)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$—	$2.7	$2.6	(1)
Settlement loss	0.1	0.5	—	(1)
	0.1	3.2	2.6	Total before tax
	—	(0.7)	(0.9)	Provision for income taxes
	$0.1	$2.5	$1.7	Net of tax
Total reclassifications for the period	$(11.3)	$26.1	$(16.6)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost. See Note 24 for additional information.

23. Statutory Information
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
The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2019	2018	2017
Property & Casualty (“P&C”) companies	$313.3	$234.0	$267.8
Life and Health (“L&H”) companies	104.7	157.5	214.0
Total statutory net income (1)	$418.0	$391.5	$481.8

	December 31,
	2019	2018
P&C companies	$1,623.2	$1,641.2
L&H companies	405.7	392.7
Total statutory capital and surplus (1)	$2,028.9	$2,033.9

(1)
Results for 2019 and 2018 included $35.9 million and $26.0 million of statutory net income for the years ended December 31, 2019 and 2018, respectively, and $361.0 million and $393.4 million in statutory capital and surplus as of December 31, 2019 and 2018, respectively, from Virginia Surety Company, an insurance subsidiary from the TWG acquisition. Additionally, results for 2017 included $41.5 million of statutory net income for the year ended December 31, 2017 from Time Insurance Company, an insurance subsidiary that was sold in the fourth quarter 2018.

The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus amounts presented above do not include foreign insurance subsidiaries in accordance with SAP.
Insurance enterprises are required by state insurance departments to adhere to minimum RBC requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2020 without regulatory approval is $423.7 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.
State regulators require insurance companies to meet minimum capitalization standards designed to ensure that they can fulfill obligations to policyholders. Minimum capital requirements are based on the RBC Ratio, which is a ratio of a company’s total adjusted capital (“TAC”) to its RBC. TAC is equal to statutory surplus adjusted to exclude certain statutory liabilities. RBC is calculated by applying specified factors to various asset, premium, expense, liability, and reserve items.
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
As of December 31, 2019, the TAC of each of the Company’s insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2019, the TAC of the Company’s L&H entities subject to RBC requirements was $447.5 million. The corresponding Authorized Control Level was $65.2 million. As of December 31, 2019, the TAC of the Company’s P&C entities subject to RBC requirements was $1.63 billion. The corresponding Authorized Control Level was $335.7 million.

24. Retirement and Other Employee Benefits
Defined Benefit Plans

The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2019, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2020. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2019.
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

The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2019	2018	2019	2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(752.2)	$(823.1)	$(94.5)	$(104.0)
Interest cost	(28.6)	(26.3)	(3.1)	(3.3)
Actuarial (loss) gain, including curtailments and settlements	(99.5)	46.9	7.5	7.7
Benefits paid	55.2	50.3	4.7	5.1
Projected benefit obligation at end of year	$(825.1)	$(752.2)	$(85.4)	$(94.5)
Change in plan assets
Fair value of plan assets at beginning of year	$732.3	$807.1	$41.9	$48.8
Actual return (loss) on plan assets	119.7	(32.5)	6.6	(2.0)
Employer contributions	13.7	9.2	0.2	0.2
Benefits paid (including administrative expenses)	(56.7)	(51.5)	(4.7)	(5.1)
Fair value of plan assets at end of year	$809.0	$732.3	$44.0	$41.9
Funded status at end of year	$(16.1)	$(19.9)	$(41.4)	$(52.6)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

As of December 31, 2019 and 2018, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Fair value of plan assets	$809.0	$732.3	$—	$—	$809.0	$732.3
Projected benefit obligation	(742.6)	(667.2)	(82.5)	(85.0)	(825.1)	(752.2)
Funded status at end of year	$66.4	$65.1	$(82.5)	$(85.0)	$(16.1)	$(19.9)
Accumulated benefit obligation	$742.6	$667.2	$82.5	$85.0	$825.1	$752.2

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2019	2018	2019	2018
Assets	$66.4	$65.1	$—	$—
Liabilities	$(82.5)	$(85.0)	$(41.4)	$(52.6)

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2019	2018	2017	2019	2018	2017
Net (loss) gain	$(157.4)	$(141.9)	$(122.0)	$8.5	$(2.5)	$(6.1)
Prior service (cost) credit	(0.5)	(0.6)	(0.6)	—	—	—
	$(157.9)	$(142.5)	$(122.6)	$8.5	$(2.5)	$(6.1)

Components of net periodic benefit cost, recorded in underwriting, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31 were as follows:

	Pension Benefits			Retirement Health Benefits
	2019	2018	2017	2019	2018	2017
Net periodic benefit cost
Interest cost	$28.6	$26.3	$26.3	$3.1	$3.3	$3.4
Expected return on plan assets	(35.5)	(36.2)	(50.0)	(1.9)	(2.2)	(3.0)
Amortization of net loss (gain)	1.2	2.7	2.6	(1.2)	—	—
Curtailment/settlement loss (gain)	0.1	0.5	—	—	—	—
Net periodic benefit cost	$(5.6)	$(6.7)	$(21.1)	$—	$1.1	$0.4
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net loss (gain)	$16.8	$23.1	$28.1	$(12.2)	$(3.5)	$5.9
Amortization of net (loss) gain	(1.3)	(3.3)	(2.6)	1.2	—	—
Total recognized in accumulated other comprehensive income (loss)	$15.5	$19.8	$25.5	$(11.0)	$(3.5)	$5.9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$9.9	$13.1	$4.4	$(11.0)	$(2.4)	$6.3

The Company uses a five-year averaging method to determine the market-related value of Pension Benefits plan assets, which is used to calculate the expected return of plan assets component of the Plans’ expense. Under this methodology, asset gains/losses that result from actual returns which differ from the Company’s expected long-term rate of return on assets assumption are recognized in the market-related value of assets on a level basis over a five-year period. The difference between actual as compared to expected asset returns for the Plans will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. Other post-employment benefit assets under the Retirement Health Benefits are valued at fair value.

The estimated net loss of Pension Benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year was $5.0 million. There was no estimated prior service credit of Pension Benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year. There was no estimated prior service credit (cost) and no estimated net gain (loss) of Retirement Health Benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2019	2018	2017 Plan No. 1	2017 Plan No. 2	2019	2018	2017	2019	2018	2017
Discount rate	3.27%	4.36%	3.67%	3.67%	3.11%	4.21%	3.49%	3.23%	4.31%	3.63%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31:

	Qualified Pension Benefits				Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2019	2018	2017 Plan No. 1	2017 Plan No. 2	2019	2018	2017	2019	2018	2017
Discount rates:
Effective discount rate for benefit obligations	4.33%	3.68%	4.35%	4.16%	4.21%	3.49%	3.91%	4.30%	3.63%	4.17%
Effective rate for interest on benefit obligations	3.98%	3.31%	3.54%	3.48%	3.88%	3.09%	3.10%	3.99%	3.27%	3.52%
Expected long-term return on plan assets	4.75%	4.75%	6.75%	6.75%	—%	—%	—%	4.75%	4.75%	6.75%

The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2019, 2018 and 2017. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 210 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 28 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was 16.3%, (4.0)% and 11.1% for the years ended December 31, 2019, 2018 and 2017, respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2019	2018	2017
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.2%	8.0%	11.1%
Post-65 Non-reimbursement Plan (Medical)	5.9%	5.9%	5.9%
Post-65 Non-reimbursement Plan (Rx)	13.5%	13.0%	13.5%
Pre-65 Reimbursement Plan	9.9%	10.4%	10.8%
Post-65 Reimbursement Plan	9.9%	10.4%	10.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2038	2037	2037
Post-65 Non-reimbursement Plan (Medical & Rx)	2038	2037	2037
Pre-65 Reimbursement Plan	2038	2037	2037
Post-65 Reimbursement Plan	2038	2037	2037

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	Retirement Health Benefits
	2019	2018	2017
One percentage point increase in health care cost trend rate
Effect on postretirement benefit obligation	$0.7	$0.7	$0.7
One percentage point decrease in health care cost trend rate
Effect on postretirement benefit obligation	$(1.0)	$(0.9)	$(1.0)

The assets of the Plans are managed to maximize their long-term pre-tax investment return, subject to the following dual constraints: minimization of required contributions and maintenance of solvency requirements. It is anticipated that periodic contributions to the Plans will, for the foreseeable future, be sufficient to meet benefit payments thus allowing the balance to be managed according to a long-term approach. The Benefit Plan Investment Committee (“BPIC”) for the Plans meets on a quarterly basis and reviews the re-balancing of existing fund assets and the asset allocation of new fund contributions.

The goal of the Company’s asset strategy is to ensure that the growth in the value of the Plan’s assets over the long-term, both in real and nominal terms, manages (controls) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities. Diversification by asset classes stabilizes total results over short-term time periods. Each asset class is externally managed by outside investment managers appointed by the BPIC. Derivatives may be used consistent with the Plan’s investment objectives established by the BPIC. All securities must be U.S. Dollar denominated.

The BPIC oversees the investment of the Company’s plan assets and periodically reviews the investment strategies, strategic asset allocation, liabilities and portfolio structure of the Company’s plan assets. After a 2017 review and considering the funded status of the Assurant Pension Plan, the BPIC transitioned plan assets to a new target asset allocation consisting of 80% fixed income, 10% real estate, 5% hedge funds and 5% equities.

The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2019, 81% of plan assets were invested in fixed maturity securities and 16%, 15% and 13% of those securities were concentrated in the energy and power, finance and real estate, and communication industries, with no exposure to any single creditor in excess of 4%, 11% and 12% of those industries, respectively. As of December 31, 2019, 3% of plan assets were invested in equity securities and 90% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.

The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2019 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2019
Financial Assets	Total		Level 1	Level 2
Cash equivalents:
Short-term investment funds	$9.7		$—	$9.7
Equity securities:
Preferred stock	2.6		2.6	—
Mutual funds- U.S. listed large cap	22.1		22.1	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	133.0		—	133.0
Corporate- U.S. & foreign investment grade	477.4		—	477.4
Corporate- U.S. & foreign high yield	48.8		—	48.8
Other investments measured at net asset value (1)	109.7		—	—
Total financial assets	$803.3	(2)	$24.7	$668.9

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $39.3 million, $8.4 million and $62.0 million as of December 31, 2019 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2019
Financial Assets	Total		Level 1	Level 2
Cash equivalents:
Short-term investment funds	$0.5		$—	$0.5
Equity securities:
Preferred stock	0.1		0.1	—
Mutual funds- U.S. listed large cap	1.2		1.2	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	7.2		—	7.2
Corporate- U.S. & foreign investment grade	26.0		—	26.0
Corporate- U.S. & foreign high yield	2.7		—	2.7
Other investments measured at net asset value (1)	6.0		—	—
Total financial assets	$43.7	(2)	$1.3	$36.4

(1)
In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $2.1 million, $0.5 million and $3.4 million as of December 31, 2019 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable, which is not required to be included in the fair value hierarchy.

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

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable, which is not required to be included in the fair value hierarchy.

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

(2)
The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable, which is not required to be included in the fair value hierarchy.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for the Company’s Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. Observable market inputs for Level 1 and Level 2 securities are consistent with the observable market inputs described in Note 10.

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

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2020	$64.4	$5.0
2021	51.6	5.2
2022	52.2	5.4
2023	51.2	5.5
2024	51.8	5.6
2025 - 2029	253.1	27.5
Total	$524.3	$54.2

Defined Contribution Plan

The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $38.4 million, $36.9 million and $37.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

25. Earnings per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) common shares issuable upon conversion of the MCPS using the if-converted method. Refer to Notes 20 and 21 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Years Ended December 31,
	2019	2018	2017
Numerator
Net income attributable to stockholders	$382.6	$251.0	$519.6
Less: Preferred stock dividends	(18.7)	(14.2)	—
Net income attributable to common stockholders	363.9	236.8	519.6
Less: Common stock dividends paid	(151.4)	(133.8)	(119.0)
Undistributed earnings	$212.5	$103.0	$400.6
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	61,942,969	59,239,608	54,986,654
Incremental common shares from:
PSUs	332,873	260,904	284,835
ESPP	37,626	45,012	39,543
MCPS	—	—	—
Weighted average common shares used in diluted earnings per common share calculations	62,313,468	59,545,524	55,311,032
Earnings per common share – Basic
Distributed earnings	$2.44	$2.26	$2.16
Undistributed earnings	3.43	1.74	7.29
Net income attributable to common stockholders	$5.87	$4.00	$9.45
Earnings per common share – Diluted
Distributed earnings	$2.43	$2.25	$2.15
Undistributed earnings	3.41	1.73	7.24
Net income attributable to common stockholders	$5.84	$3.98	$9.39

Average PSUs totaling 20, 39,065 and 68,110 for the years ended December 31, 2019, 2018 and 2017, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,695,025 and 2,357,090 for the years ended December 31, 2019 and 2018, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

26. Quarterly Results of Operations (Unaudited)
The Company’s quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2019
Total revenues	$2,435.6	$2,545.5	$2,499.3	$2,606.4
Income (loss) before provision for income taxes	217.0	183.3	(24.6)	178.8
Net income (loss) attributable to common stockholders	161.0	139.5	(59.5)	122.9
Basic per share data:
Income (loss) before provision for income taxes	$3.47	$2.95	$(0.40)	$2.92
Net income (loss)	$2.57	$2.24	$(0.96)	$2.01
Diluted per share data (1):
Income (loss) before provision for income taxes	$3.30	$2.81	$(0.40)	$2.78
Net income (loss)	$2.52	$2.21	$(0.96)	$1.91

	March 31	June 30	September 30	December 31
2018
Total revenues	$1,638.6	$1,831.7	$2,270.3	$2,317.0
Income before provision for income taxes	136.5	78.3	75.8	42.9
Net income attributable to common stockholders	106.0	62.2	48.3	20.3
Basic per share data:
Income before provision for income taxes	$2.57	$1.37	$1.19	$0.68
Net income	$1.99	$1.09	$0.76	$0.32
Diluted per share data:
Income before provision for income taxes	$2.52	$1.37	$1.19	$0.68
Net income	$1.96	$1.09	$0.76	$0.32

(1)	In accordance with earnings per share guidance, diluted per common share amounts are computed in the same manner as basic per common share amounts when a loss from operations exists.

Fourth quarter 2019 and third quarter 2019 results reflect the impact of $32.5 million and $124.8 million after-tax charges related to the investment in Iké, respectively. Refer to Note 5 for additional information. Third quarter 2019 results also reflect the impact of $36.3 million after-tax of reportable catastrophes, primarily related to Hurricane Dorian, and a $9.9 million after-tax reduction to net income to adjust for the net over-capitalization of deferred acquisition costs, primarily at one of the Global Preneed international subsidiaries, occurring over a ten-year period.
Quarterly 2018 results reflect the results of the acquired TWG operations beginning June 1, 2018 and the sale of our Mortgage Solutions business on August 1, 2018. Refer to Notes 3 and 4, respectively, for additional information.
Fourth quarter 2018 results reflect the impact of $95.6 million after-tax of reportable catastrophes, primarily related to Hurricane Michael and the wildfires in California. This was partially offset by an $18.4 million gain on the sale of Time Insurance Company. Fourth quarter 2018 results included a $6.2 million after-tax reduction to fourth quarter 2018 net income to adjust for the understated 2018 catastrophe reinsurance premium estimates recorded during the first three quarters of 2018.
Third quarter 2018 results reflect the impact of $67.7 million after-tax of reportable catastrophes, primarily related to Hurricane Florence and an increase in reserves for claims on Hurricane Maria. This was partially offset by $18.3 million of net losses in foreign exchange, primarily related to a re-measurement as result of Argentina’s highly inflationary economy.
The Company performed both a qualitative and quantitative assessment of the materiality of the two adjustments and concluded that the effects were not material to the Company’s financial position, results of operations or cash flows for any previously reported quarterly or annual financial statements or for the current period in which they were adjusted.

27. Commitments and Contingencies
Leases

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.
As of December 31, 2019, the lease liability and right-of-use asset was $76.4 million and $69.5 million, respectively. These balances are included in accounts payable and other liabilities and other assets, respectively, in the consolidated balance sheets. For the year ended December 31, 2019, the operating lease cost recognized for leases with terms in excess of 12 months was $22.1 million and related cash outflows reducing the lease liability was $21.3 million. At December 31, 2019, the weighted average remaining lease term and discount rate was 7.0 years and 4.4%, respectively. For the year ended December 31, 2019, the short-term lease cost recognized for leases with terms of 12 months or less was $4.2 million.
At December 31, 2019, the lease liability by maturity is as follows:

2020	$20.4
2021	18.8
2022	14.3
2023	11.0
2024	8.3
Thereafter	28.6
Total future lease payments	101.4
Less imputed interest	(25.0)
Total lease liability	$76.4

Rent expense was $27.4 million and $23.8 million for the years ended December 31, 2018 and 2017, respectively. Sublease income was $0.7 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum payments under purchase agreements totaled $4.5 million as of December 31, 2019, with payment of $4.5 million due in 2020.

Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12.1 million and $13.2 million of letters of credit outstanding as of December 31, 2019 and 2018, respectively.
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

Assurant, Inc.

Schedule I – Summary of Investments Other – Than – Investments in Related Parties

	December 31, 2019
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$188.9	$194.1	$194.1
States, municipalities and political subdivisions	216.1	242.5	242.5
Foreign governments	916.9	1,010.4	1,010.4
Asset-backed	502.4	503.2	503.2
Commercial mortgage-backed	212.7	222.1	222.1
Residential mortgage-backed	1,235.3	1,286.3	1,286.3
U.S. corporate	5,679.8	6,496.6	6,496.6
Foreign corporate	2,112.7	2,367.2	2,367.2
Total fixed maturity securities	11,064.8	12,322.4	12,322.4
Equity securities:
Common stocks	14.5	23.5	23.5
Non-redeemable preferred stocks	281.0	319.5	319.5
Mutual funds	46.0	45.5	45.5
Total equity securities	341.5	388.5	388.5
Commercial mortgage loans on real estate	815.0	843.8	815.0
Short-term investments	402.5	402.5	402.5
Other investments	638.9	638.9	638.9
Total investments	$13,262.7	$14,596.1	$14,567.3

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2019	2018
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$6,915.8	$6,461.7
Fixed maturity securities available for sale, at fair value (amortized cost – $256.6 and $305.0 at December 31, 2019 and 2018, respectively)	269.5	299.6
Equity securities at fair value	6.4	6.0
Short-term investments	2.7	2.7
Other investments	112.7	103.7
Total investments	7,307.1	6,873.7
Cash and cash equivalents	256.7	196.0
Receivable from subsidiaries, net	74.8	48.2
Accrued investment income	2.3	1.6
Property and equipment, at cost less accumulated depreciation	174.8	139.3
Other assets	77.4	43.1
Total assets	$7,893.1	$7,301.9
Liabilities
Accounts payable and other liabilities	$222.1	$160.5
Income tax payable	11.3	23.4
Debt	2,006.9	2,006.0
Total liabilities	2,240.3	2,189.9
Commitments and Contingencies
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at December 31, 2019 and 2018, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,607,866 and 161,153,454 shares issued and 59,945,893 and 61,908,979 shares outstanding at December 31, 2019 and 2018, respectively	1.6	1.6
Additional paid-in capital	4,537.7	4,495.6
Retained earnings	5,966.4	5,759.7
Accumulated other comprehensive income	411.5	(155.4)
Treasury stock, at cost; 101,661,973 and 99,244,475 shares at December 31, 2019 and 2018, respectively	(5,267.3)	(4,992.4)
Total stockholders’ equity	5,652.8	5,112.0
Total liabilities and stockholders’ equity	$7,893.1	$7,301.9

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Net investment income	$10.8	$14.7	$11.0
Net realized gains (losses) on investments	1.1	(0.1)	(1.0)
Fees and other income	205.2	106.0	138.8
Gain on pension plan curtailment	—	—	—
Equity in net income of subsidiaries	593.6	453.9	619.8
Total revenues	810.7	574.5	768.6
Expenses
General and administrative expenses	333.9	269.9	246.0
Interest expense	142.0	100.3	49.5
Loss on extinguishment of debt	—	—	—
Total expenses	475.9	370.2	295.5
Income before benefit for income taxes	334.8	204.3	473.1
Benefit for income taxes	52.0	48.3	46.5
Net income	386.8	252.6	519.6
Less: Net income attributable to non-controlling interest	(4.2)	(1.6)	—
Net income attributable to stockholders	$382.6	$251.0	$519.6

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$386.8	$252.6	$519.6
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(4.3), $3.0 and $(4.3) for the years ended December 31, 2019, 2018 and 2017, respectively	16.3	(11.3)	2.5
Change in unrealized gains on derivative transactions, net of taxes of $0.4 and $(4.9) for the years ended December 31, 2019 and 2018, respectively	(1.3)	18.4	—
Change in foreign currency translation, net of taxes of $0.0, $0.0 and $0.1 for the years ended December 31, 2019, 2018 and 2017, respectively	—	—	(0.1)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $1.1, $3.4 and $11.0 for the years ended December 31, 2019, 2018 and 2017, respectively	(4.2)	(12.7)	(20.4)
Change in subsidiary other comprehensive income	556.1	(431.9)	157.4
Total other comprehensive income (loss)	566.9	(437.5)	139.4
Total comprehensive income (loss)	953.7	(184.9)	659.0
Less: Net income attributable to non-controlling interest	(4.2)	(1.6)	—
Total comprehensive income (loss) attributable to stockholders	$949.5	$(186.5)	$659.0

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating Activities
Net cash provided by operating activities	$550.2	$548.8	$177.1
Investing Activities
Sales of:
Fixed maturity securities available for sale	363.3	413.1	589.8
Equity securities available for sale	5.9	12.6	9.7
Other invested assets	15.8	74.1	3.6
Property, buildings and equipment	3.3	0.1	26.2
Subsidiary, net of cash transferred (1)	—	31.5	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	16.2	26.2	47.4
Purchases of:
Fixed maturity securities available for sale	(328.8)	(372.8)	(538.2)
Equity securities available for sale	(5.7)	(2.8)	(3.9)
Other invested assets	(15.2)	(38.8)	(24.1)
Property and equipment and other	(59.7)	(31.9)	(23.5)
Subsidiary, net of cash transferred (2)	—	(1,490.9)	—
Capital contributed to subsidiaries	(74.8)	(61.0)	(186.6)
Return of capital contributions from subsidiaries	24.9	14.0	41.9
Change in short-term investments	—	11.5	248.8
Net cash (used in) provided by investing activities	(54.8)	(1,415.1)	191.1
Financing Activities
Issuance of debt	346.7	1,285.7	—
Repayment of debt, including extinguishment	(379.6)	(350.0)	—
Issuance of mandatory convertible preferred stock, net of issuance costs	—	276.4	—
Acquisition of common stock	(271.8)	(139.3)	(388.9)
Preferred stock dividends paid	(18.7)	(14.2)	—
Common stock dividends paid	(151.3)	(133.8)	(118.9)
Withholding on stock based compensation	13.3	1.4	10.8
Proceeds from transfer of rights to ACA recoverables (Note 4 to the Consolidated Financial Statements)	26.7	—	—
Other	—	0.1	—
Net cash (used in) provided by financing activities	(434.7)	926.3	(497.0)
Change in cash and cash equivalents	60.7	60.0	(128.8)
Cash and cash equivalents at beginning of period	196.0	136.0	264.8
Cash and cash equivalents at end of period	$256.7	$196.0	$136.0

(1)
Amounts for the year ended December 31, 2018 relate to cash received from the sale of Time Insurance Company ($23.9 million). For additional information, refer to Note 4 to the Consolidated Financial Statements.

(2)
Amounts for the year ended December 31, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the acquisition date. Refer to Note 3 to the Consolidated Financial Statements for further information.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 19, 2020.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2019
Global Lifestyle	$5,985.6	$97.5	$15,115.8	$729.5	$6,073.7	$250.8	$1,516.2	$1,882.4	$3,410.9	$1,083.9
Global Housing	136.1	—	1,436.0	651.6	1,885.1	95.2	869.5	221.5	711.6	1,833.7
Global Preneed	1,180.2	6,327.6	500.9	29.9	61.2	285.3	269.0	78.4	73.8	—
Corporate and Other	(633.9)	3,382.2	(449.1)	1,276.7	—	43.7	—	—	357.0	—
Total segments	$6,668.0	$9,807.3	$16,603.6	$2,687.7	$8,020.0	$675.0	$2,654.7	$2,182.3	$4,553.3	$2,917.6
Year Ended December 31, 2018
Global Lifestyle	$4,075.1	$112.2	$13,819.9	$709.8	$4,291.8	$189.4	$1,145.6	$1,207.1	$2,631.3	$716.8
Global Housing	128.6	—	1,472.5	651.3	1,806.2	80.8	938.4	204.5	837.1	1,852.7
Global Preneed	1,051.9	5,943.7	437.3	27.6	58.4	278.0	263.3	63.9	66.7	—
Corporate and Other	(152.6)	3,185.0	(81.7)	1,425.0	0.5	50.2	(4.7)	—	270.6	—
Total segments	$5,103.0	$9,240.9	$15,648.0	$2,813.7	$6,156.9	$598.4	$2,342.6	$1,475.5	$3,805.7	$2,569.5
Year Ended December 31, 2017
Global Lifestyle	$2,843.7	$124.9	$5,518.8	$280.1	$2,576.5	$114.6	$700.4	$1,082.3	$1,481.8	$596.2
Global Housing	114.4	—	1,434.9	1,258.8	1,761.4	75.6	958.4	194.9	953.0	1,760.8
Global Preneed	949.9	5,779.2	380.6	27.8	59.5	262.0	259.1	54.9	70.0	—
Corporate and Other	(423.5)	4,493.3	(295.7)	2,215.5	6.7	41.6	(47.3)	—	213.5	—
Total segments	$3,484.5	$10,397.4	$7,038.6	$3,782.2	$4,404.1	$493.8	$1,870.6	$1,332.1	$2,718.3	$2,357.0

(1)	Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2019
Life Insurance in Force	$28,750.3	$18,724.6	$516.2	$10,541.9	4.9%
Premiums:
Life insurance	$381.3	$275.6	$2.9	$108.6	2.7%
Accident and health insurance	796.5	620.5	1.6	177.6	0.9%
Property and liability insurance	13,259.5	5,738.0	212.3	7,733.8	2.7%
Total earned premiums	$14,437.3	$6,634.1	$216.8	$8,020.0	2.7%
Benefits:
Life insurance	$555.8	$281.9	$12.5	$286.4	4.4%
Accident and health insurance	590.5	566.3	0.2	24.4	0.8%
Property and liability insurance	5,249.3	3,119.2	213.8	2,343.9	9.1%
Total policyholder benefits	$6,395.6	$3,967.4	$226.5	$2,654.7	8.5%
Year Ended December 31, 2018
Life Insurance in Force	$53,831.6	$50,110.5	$554.1	$4,275.2	13.0%
Premiums:
Life insurance	$526.8	$402.5	$3.8	$128.1	3.0%
Accident and health insurance	1,234.2	1,067.8	2.4	168.8	1.4%
Property and liability insurance	9,942.8	4,229.9	147.1	5,860.0	2.5%
Total earned premiums	$11,703.8	$5,700.2	$153.3	$6,156.9	2.5%
Benefits:
Life insurance	$599.9	$330.7	$12.8	$282.0	4.5%
Accident and health insurance	1,114.4	1,095.8	0.4	19.0	2.1%
Property and liability insurance	4,588.6	2,642.6	95.6	2,041.6	4.7%
Total policyholder benefits	$6,302.9	$4,069.1	$108.8	$2,342.6	4.6%
Year Ended December 31, 2017
Life Insurance in Force	$77,852.8	$74,851.8	$614.8	$3,615.8	17.0%
Premiums:
Life insurance	$602.8	$465.8	$6.1	$143.1	4.3%
Accident and health insurance	1,424.4	1,272.4	4.8	156.8	3.1%
Property and liability insurance	7,503.6	3,542.4	143.0	4,104.2	3.5%
Total earned premiums	$9,530.8	$5,280.6	$153.9	$4,404.1	3.5%
Benefits:
Life insurance	$666.1	$404.2	$14.4	$276.3	5.2%
Accident and health insurance	775.0	802.0	0.2	(26.8)	(0.7)%
Property and liability insurance	4,998.4	3,590.8	213.5	1,621.1	13.2%
Total policyholder benefits	$6,439.5	$4,797.0	$228.1	$1,870.6	12.2%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2019
Valuation allowance for foreign deferred tax assets	$26.4	$50.2	$—	$—	$76.6
Valuation allowance for mortgage loans on real estate	0.4	0.2	—	—	0.6
Valuation allowance for uncollectible agents balances	9.5	2.4	—	2.3	9.6
Valuation allowance for uncollectible accounts	8.2	(0.8)	—	—	7.4
Valuation allowance for reinsurance recoverables	0.3	2.5	—	—	2.8
Total	$44.8	$54.5	$—	$2.3	$97.0
For the Year Ended December 31, 2018
Valuation allowance for foreign deferred tax assets	$9.2	$(0.5)	$17.8	$0.1	$26.4
Valuation allowance for mortgage loans on real estate	1.0	(0.6)	—	—	0.4
Valuation allowance for uncollectible agents balances	2.3	0.1	8.9	1.8	9.5
Valuation allowance for uncollectible accounts	10.2	0.2	(0.9)	1.3	8.2
Valuation allowance for reinsurance recoverables	0.3	—	—	—	0.3
Total	$23.0	$(0.8)	$25.8	$3.2	$44.8
For the Year Ended December 31, 2017
Valuation allowance for foreign deferred tax assets	$12.5	$(3.3)	$—	$—	$9.2
Valuation allowance for mortgage loans on real estate	2.3	(1.3)	—	—	1.0
Valuation allowance for uncollectible agents balances	13.8	(3.8)	0.1	7.8	2.3
Valuation allowance for uncollectible accounts	15.8	(4.7)	0.1	1.0	10.2
Valuation allowance for reinsurance recoverables	0.3	—	—	—	0.3
Total	$44.7	$(13.1)	$0.2	$8.8	$23.0