Form 10-Q
period 2020-03-31
ASSURANT, INC.
filed 2020-05-08
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 30, 2020 was 59,652,252.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

All amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except number of shares and per share amounts.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $10,874.3 and $11,064.8 at March 31, 2020 and December 31, 2019, respectively)	$11,670.6	$12,322.4
Equity securities at fair value	349.3	388.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $3.7 at March 31, 2020)	795.1	815.0
Short-term investments	221.8	402.5
Other investments	587.9	638.9
Total investments	13,624.7	14,567.3
Cash and cash equivalents	1,999.9	1,867.1
Premiums and accounts receivable (net of allowances for credit losses of $19.8 at March 31, 2020)	1,636.0	1,692.8
Reinsurance recoverables (net of allowances for credit losses of $27.3 at March 31, 2020)	9,539.5	9,593.4
Accrued investment income	146.7	131.1
Deferred acquisition costs	7,201.9	6,668.0
Property and equipment, net	438.1	433.7
Goodwill	2,336.2	2,343.4
Value of business acquired	1,753.3	2,004.3
Other intangible assets, net	521.0	540.2
Other assets	764.7	590.1
Assets held in separate accounts	1,524.0	1,839.7
Assets of consolidated investment entities (1)	1,937.3	2,020.1
Total assets	$43,423.3	$44,291.2
Liabilities
Future policy benefits and expenses	$9,711.4	$9,807.3
Unearned premiums	16,673.6	16,603.6
Claims and benefits payable	2,669.3	2,687.7
Commissions payable	417.5	540.5
Reinsurance balances payable	339.9	358.5
Funds held under reinsurance	352.6	319.4
Accounts payable and other liabilities	2,435.9	2,758.5
Debt	2,207.5	2,006.9
Liabilities related to separate accounts	1,524.0	1,839.7
Liabilities of consolidated investment entities (1)	1,705.4	1,687.0
Total liabilities	38,037.1	38,609.1
Commitments and contingencies (Note 19)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,850,503 and 161,607,866 shares issued and 59,707,563 and 59,945,893 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1.6	1.6
Additional paid-in capital	4,540.6	4,537.7
Retained earnings	6,061.1	5,966.4
Accumulated other comprehensive income	88.4	411.5
Treasury stock, at cost; 102,142,940 and 101,661,973 shares at March 31, 2020 and December 31, 2019, respectively	(5,324.6)	(5,267.3)
Total Assurant, Inc. stockholders’ equity	5,370.0	5,652.8
Non-controlling interests	16.2	29.3
Total equity	5,386.2	5,682.1
Total liabilities and equity	$43,423.3	$44,291.2

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of March 31, 2020 and December 31, 2019.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
	(in millions)
Assets
Cash and cash equivalents	$35.1	$32.9
Investments, at fair value	1,837.7	1,957.9
Other receivables	64.5	29.3
Total assets	$1,937.3	$2,020.1
Liabilities
Collateralized loan obligation notes, at fair value	1,613.9	1,603.1
Other liabilities	91.5	83.9
Total liabilities	$1,705.4	$1,687.0

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,083.8	$1,904.4
Fees and other income	416.9	328.3
Net investment income	156.0	166.3
Net realized (losses) gains on investments (including $5.3 and $0.3 of impairment losses for the three months ended March 31, 2020 and 2019, respectively)	(95.3)	28.8
Amortization of deferred gains on disposal of businesses	4.2	7.8
Total revenues	2,565.6	2,435.6
Benefits, losses and expenses
Policyholder benefits	607.2	614.7
Amortization of deferred acquisition costs and value of business acquired	914.2	777.3
Underwriting, general and administrative expenses	908.1	799.9
Iké net losses (Note 5)	1.4	0.2
Interest expense	25.5	26.5
Total benefits, losses and expenses	2,456.4	2,218.6
Income before (benefit) provision for income taxes	109.2	217.0
(Benefit) provision for income taxes	(46.6)	48.4
Net income	155.8	168.6
Less: Net income attributable to non-controlling interests	(1.1)	(2.9)
Net income attributable to stockholders	154.7	165.7
Less: Preferred stock dividends	(4.7)	(4.7)
Net income attributable to common stockholders	$150.0	$161.0

Earnings Per Common Share
Basic	$2.48	$2.57
Diluted	$2.43	$2.52
Share Data
Weighted average common shares outstanding used in basic per common share calculations	60,602,911	62,594,828
Plus: Dilutive securities	3,024,015	3,183,117
Weighted average common shares used in diluted per common share calculations	63,626,926	65,777,945
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$155.8	$168.6
Other comprehensive (loss) income:
Change in unrealized gains on investments, net of taxes of $85.1 and $(69.0) for the three months ended March 31, 2020 and 2019, respectively	(302.1)	248.9
Change in unrealized gains on derivative transactions, net of taxes of $0.2 and $0.2 for the three months ended March 31, 2020 and 2019, respectively	(0.6)	(0.3)
Change in non-credit related impairment losses, net of taxes of $0.7 and $0.1 for the three months ended March 31, 2020 and 2019, respectively	(2.7)	(0.2)
Change in foreign currency translation, net of taxes of $9.7 and $(0.6) for the three months ended March 31, 2020 and 2019, respectively	(66.7)	10.2
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(13.0) and $(0.1) for the three months ended March 31, 2020 and 2019, respectively (1)	49.0	0.2
Total other comprehensive (loss) income	(323.1)	258.8
Total comprehensive (loss) income	(167.3)	427.4
Less: Comprehensive income attributable to non-controlling interests	(1.1)	(2.9)
Total comprehensive (loss) income attributable to stockholders	$(168.4)	$424.5

(1)	Change includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits plan. Refer to Note 18 for further information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan exercises	—	—	(8.6)	—	—	—	—	(8.6)
Stock plan compensation expense	—	—	11.5	—	—	—	—	11.5
Common stock dividends ($0.63 per share)	—	—	—	(38.0)	—	—	—	(38.0)
Acquisition of common stock	—	—	—	—	—	(57.3)	—	(57.3)
Net income	—	—	—	154.7	—	—	1.1	155.8
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	3.1	—	—	(14.2)	(11.1)
Other comprehensive loss	—	—	—	—	(323.1)	—	—	(323.1)
Balance at March 31, 2020	$2.9	$1.6	$4,540.6	$6,061.1	$88.4	$(5,324.6)	$16.2	$5,386.2

	Three Months Ended March 31, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	(11.1)	—	—	—	—	(11.1)
Stock plan compensation expense	—	—	11.5	—	—	—	—	11.5
Common stock dividends ($0.60 per share)	—	—	—	(37.4)	—	—	—	(37.4)
Acquisition of common stock	—	—	—	—	—	(50.6)	—	(50.6)
Net income	—	—	—	165.7	—	—	2.9	168.6
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(3.6)	—	—	6.3	2.7
Other comprehensive income	—	—	—	—	258.8	—	—	258.8
Balance at March 31, 2019	$2.9	$1.6	$4,496.0	$5,879.7	$103.4	$(5,043.0)	$31.1	$5,471.7

(1) Amount relates to the adoption of a new accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020. Refer to Notes 3 and 4 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating activities
Net income attributable to stockholders	$154.7	$165.7
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	115.9	36.6
Amortization of deferred gains on disposal of businesses	(4.2)	(7.8)
Depreciation and amortization	33.5	29.7
Net realized losses (gains) on investments, including impairment losses	95.3	(28.8)
Stock based compensation expense	11.5	11.5
Iké related charges, net of derivative gains	1.4	0.2
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	50.7	34.9
Change in premiums and accounts receivable	41.8	(43.3)
Change in commissions payable	(109.4)	(2.7)
Change in reinsurance recoverable	45.6	200.9
Change in reinsurance balance payable	(7.4)	(13.6)
Change in funds withheld under reinsurance	34.5	21.2
Change in deferred acquisition costs and value of business acquired	(123.2)	(158.0)
Change in taxes receivable	(185.4)	25.7
Change in other assets and other liabilities	(288.0)	20.0
Other	9.0	(45.5)
Net cash (used in) provided by operating activities	(123.7)	246.7
Investing activities
Sales of:
Fixed maturity securities available for sale	220.8	597.6
Equity securities	3.9	41.6
Other invested assets	30.9	10.2
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	206.2	135.1
Commercial mortgage loans on real estate	13.1	14.0
Purchases of:
Fixed maturity securities available for sale	(439.5)	(873.0)
Equity securities	(12.2)	(32.8)
Commercial mortgage loans on real estate	(3.0)	(10.7)
Other invested assets	(5.7)	(11.2)
Property and equipment and other	(21.6)	(32.4)
Consolidated investment entities (1):
Purchases of investments	(258.7)	(489.3)
Sale of investments	310.3	172.8
Change in short-term investments	137.1	30.6
Other	0.3	0.3
Net cash provided by (used in) investing activities	181.9	(447.2)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

Financing activities
Issuance of collateralized loan obligation notes (1)	—	418.5
Issuance of debt for consolidated investment entities (1)	—	189.1
Repayment of debt for consolidated investment entities (1)	(0.7)	(317.4)
Borrowings under secured revolving credit facility	200.0	—
Acquisition of common stock	(56.6)	(50.0)
Common stock dividends paid	(38.0)	(37.4)
Preferred stock dividends paid	(4.7)	(4.7)
Withholding on stock based compensation	(8.6)	13.6
Non-controlling interest	—	9.2
Net cash provided by financing activities	91.4	220.9
Effect of exchange rate changes on cash and cash equivalents	(16.8)	(0.2)
Change in cash and cash equivalents	132.8	20.2
Cash and cash equivalents at beginning of period	1,867.1	1,254.0
Cash and cash equivalents at end of period	$1,999.9	$1,274.2

(1)	Relates to cash flows from our variable interest entities. Refer to Note 10 for further information.

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
The interim financial data as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Recent Accounting Pronouncements
Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities (codified in the FASB Accounting Standards Codification Topic 326 (“ASC 326”)). For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses are measured in a manner similar to accounting requirements in effect prior to adoption; however, the amended guidance requires that credit-related impairment losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, premium receivables, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard as of January 1, 2020. Refer to Note 4 for additional information.
Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract: In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

internal-use software. For these arrangements, the guidance also limits the period to expense capitalized implementation costs based on the term of the hosting agreement, including the noncancelable period of the arrangement plus periods covered by options to extend the arrangement that are reasonably certain of exercise. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The Company adopted the guidance on its effective date of January 1, 2020 with no material impact on its financial position and results of operations.
Not Yet Adopted
Targeted improvements to the accounting for long-duration contracts: In August 2018, the FASB issued guidance that provides targeted improvements to the accounting for long-duration contracts. The guidance includes the following primary changes: assumptions supporting benefit reserves will no longer be locked-in but must be updated at least annually with the impact of changes to the liability reflected in earnings (except for discount rates); the discount rate assumptions will be based on the upper-medium grade (low credit risk) fixed-income instrument yield instead of the earnings rate of invested assets; the discount rate must be evaluated at each reporting date and the impact of changes to the liability estimate as a result of updating the discount rate assumption is required to be recognized in other comprehensive income; the provision for adverse deviation is eliminated; and premium deficiency testing is eliminated. Other noteworthy changes include the following: differing models for amortizing deferred acquisition costs will become uniform for all long-duration contracts based on a constant rate over the expected term of the related in-force contracts; all market risk benefits associated with deposit contracts must be reported at fair value with changes reflected in income except for changes related to credit risk which will be recognized in other comprehensive income; and disclosures will be expanded to include disaggregated roll forwards of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
The guidance will be effective for the Company beginning January 1, 2022, including interim periods within that year. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions.
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in runoff). The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for the Company beginning on January 1, 2021, including interim periods within that year. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting: In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.
The relief is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. The provisions must be applied consistently for all relevant transactions other than derivatives, which may be applied at a hedging relationship level. The guidance is effective upon issuance. The guidance on contract modifications is applied prospectively from any date beginning March 12, 2020. Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed.
As LIBOR is expected to be discontinued after 2021, the Company is evaluating the provisions of this new accounting guidance and the impact to debt, investments and derivatives that have references to LIBOR and the subsequent transition to alternative reference rates.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

4. Allowance for Credit Losses
The Company adopted ASC 326 using a modified retrospective method for all financial assets measured at amortized cost. Results for the reporting periods beginning January 1, 2020 and after are presented under ASC 326 while prior period amounts continue to be reported in accordance with previous applicable GAAP. The Company recorded a decrease of $20.4 million to retained earnings, net of tax, as of January 1, 2020 for the cumulative impact of adoption.
The following table illustrates the impact of adoption:

	As of January 1, 2020
	Prior to adoption	As reported on adoption	Impact of adoption
Financial assets, at amortized cost:
Reinsurance recoverables	$9,593.4	$9,570.9	$(22.5)
Premiums and accounts receivable, net	1,692.8	1,691.0	(1.8)
Commercial mortgage loans on real estate	815.0	813.4	(1.6)
Total	$12,101.2	$12,075.3	(25.9)
Tax effect			5.5
Cumulative effect of adoption			$(20.4)

The total allowance for credit losses for the financial assets referenced above was $52.3 million, $46.2 million and $20.3 million as of March 31, 2020, January 1, 2020 (date of adoption) and December 31, 2019, respectively. For the three months ended March 31, 2020, the total increase in the allowance for credit losses was $9.3 million, which was partially offset by adjustments to the prior allowance and recoveries of $2.5 million. Of the increase in the allowance for credit losses, $5.4 million is included in underwriting, general and administrative expenses in the consolidated statement of operations with corresponding amounts of $2.0 million and $3.4 million recorded as a reduction to reinsurance recoverables and premium and accounts receivable, respectively in the consolidated balance sheet. Further allowance for credit loss of $1.4 million is included in net realized gains and losses on investments in consolidated statement of operations with a corresponding reduction to commercial mortgage loans on real estate in the consolidated balance sheet.
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of March 31, 2020 and December 31, 2019, reinsurance recoverables totaled $9.54 billion and $9.59 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds-withheld arrangement.
Methodology:
The Company uses a probability of default and loss given default methodology in estimating the allowance, whereby the credit ratings of reinsurers are used in determining the probability of default. The allowance is established for reinsurance recoverables on paid and unpaid future policy benefits and claims and benefits. Prior to applying default factors, the net exposure to credit risk is reduced for any collateral for which the right of offset exists, such as funds withheld, assets held in trust and letters of credit, which are part of the reinsurance arrangements, with adjustments to include consideration of credit exposure on the collateral. The methodology used by the Company incorporates historical default factors for each reinsurer based on their credit rating using comparably rated bonds as published by a major ratings service. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing and other relevant factors.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 71% were rated A- or better, 23% were rated BBB or BB, and 6% were not rated.
The following table presents the changes in the CECL allowance for reinsurance recoverables by portfolio segment for the three months ended March 31, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance as of December 31, 2019	$2.5	$0.3	$—	$—	$2.8
Cumulative effect of adoption	3.9	0.7	0.2	17.7	22.5
Incremental allowance	1.1	—	—	3.4	4.5
Recoveries	(2.5)	—	—	—	(2.5)
Balance as of March 31, 2020	$5.0	$1.0	$0.2	$21.1	$27.3

For the three months ended March 31, 2020, the increase in the allowance of $4.5 million was principally due to increased risk assessments following the recent economic downturn related to COVID-19. When determining the allowance at March 31, 2020, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or other negative credit indications of the Company’s reinsurers. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including, but not limited to, collateral reductions.
Premium and Accounts Receivables
The Company is exposed to credit risk from premiums and other accounts receivables. For premiums receivable, the exposure to loss upon a default is often mitigated by the ability to terminate the policy on default and offset the corresponding unearned premium liability. The Company has other mitigating offsets from amounts payable on commissions and profit share arrangements when the counterparty to the receivable is a sponsor/agent of the Company’s insurance product.
Methodology:
For receivables due directly from the insured or consumer, the allowance is generally calculated by aging receivable balances and applying default factors based on the Company’s historical collection data. For receivables due from product sponsors or agents, receivable balances are generally segregated by the sponsor or agent and an appropriate default factor determined based on creditworthiness, billing terms and aging of balances. The financial exposure of a credit loss is determined net of offsets (such as related unearned premium reserves for consumer receivables and receivables net of commissions payable, profit share liabilities and captive reinsurance for balances due from sponsors/agents) prior to applying a default factor.
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and account receivables for the three months ended March 31, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance as of December 31, 2019	$14.2	$0.2	$0.5	$0.4	$15.3
Cumulative effect of adoption	1.3	0.5	—	—	1.8
Incremental allowance	2.8	0.5	—	0.1	3.4
Foreign currency translation	(0.7)	—	—	—	(0.7)
Balance as of March 31, 2020	$17.6	$1.2	$0.5	$0.5	$19.8

For the three months ended March 31, 2020, the increase in the allowance of $3.4 million relates to an increased risk assessment following the economic downturn related to COVID-19 to reflect the expectation that future defaults will exceed historical defaults. Since the Company is still evaluating the continued impact of the economic downturn on specific receivable balances, there is a risk that income will be reduced in future periods for specific write-offs.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Commercial Mortgage Loans
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of March 31, 2020, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.2 million as of March 31, 2020 and from $0.1 million to $12.3 million as of December 31, 2019.
Methodology:
The Company records commercial mortgage loans at amortized cost, net of the allowance for credit losses. The allowance for the Company’s commercial mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, utilizing a probability-of-default and loss methodology, which incorporates various probability weighted economic scenarios. The probability of default is estimated using macroeconomic factors as well as individual loan characteristics, including loan-to-value (“LTV”) and debt service coverage ratios (“DSC”), loan term, collateral type, geography and underlying credit. The loss given default is driven primarily by the type and value of underlying collateral, and to a lesser extent by expected liquidation costs and time to recovery. Each loan is analyzed individually based on loan-specific data elements to estimate the expected loss and then aggregated.
The Company places loans on nonaccrual status after 90 days of delinquent payments (unless the loans are secured and in the process of collection). A loan may be placed on nonaccrual status before this time if information is available that suggests collection is unlikely. The Company charges off loan and accrued interest balances that are deemed uncollectible. Charge offs are recorded to net income in the period deemed uncollectable.
Upon adoption of ASC 326 on January 1, 2020, the Company increased its allowance for credit losses from $0.6 million to $2.3 million with the after-tax impact of $1.3 million reflected in retained earnings. For the three months ended March 31, 2020, the CECL allowance was increased by an additional $1.4 million due to an increased risk assessment following the recent economic downturn related to COVID-19.
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2020.

	Origination Year
	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$109.9	$189.2	$147.7	$92.1	$237.9	$776.8	97.3%
71% to 80%	7.1	—	—	7.0	3.2	17.3	2.2%
81% to 95%	—	—	—	—	4.6	4.6	0.5%
Total	$117.0	$189.2	$147.7	$99.1	$245.7	$798.7	100.0%

	Origination Year
	2019	2018	2017	2016	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$37.6	$72.1	$73.0	$68.2	$112.8	$363.7	45.5%
1.5 to 2.0	41.7	73.3	48.1	21.0	60.8	244.9	30.7%
1.0 to 1.5	37.7	43.8	26.6	9.9	67.7	185.7	23.3%
Less than 1.0	—	—	—	—	4.4	4.4	0.5%
Total	$117.0	$189.2	$147.7	$99.1	$245.7	$798.7	100.0%

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

(1)	LTV ratio derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated at least annually.

(2)	DSC ratio calculated using most recent reported operating income results from property operators divided by annual debt service coverage.

Available for Sale Securities
ASC 326 includes certain changes to the accounting and reporting for impairments involving available for sale securities, including presentation of credit-related impairments as an allowance rather than as a permanent impairment, eliminating duration of unrealized loss as a consideration when assessing recognition of an impairment, recognition of credit impairments upon purchase of securities as applicable, and requiring reversals of previously recognized credit-related impairments when applicable. Effective January 1, 2020, the Company’s updated accounting policy for available for sale securities is as follows:
For available for sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost basis, changes to the credit rating of the security by a nationally recognized statistical ratings organization and any adverse conditions specifically related to the security, industry or geographic area, among other factors. If this assessment indicates a potential credit loss may exist, the present value of cash flows expected to be collected are compared to the security’s amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit-related impairment exists, and a charge to income and an associated allowance for credit losses is recorded for the credit-related impairment. Any impairment not related to credit losses is recorded through other comprehensive income. The amount of the allowance for credit losses is limited to the amount by which fair value is less than the amortized cost basis. Upon recognizing a credit-related impairment, the cost basis of the security is not adjusted.
Subsequent changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. For fixed maturities where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value. Write-offs are charged against the allowance when management concludes the financial asset is uncollectible. For fixed maturities where the Company expects a recovery in value, the effective yield method is utilized, and the investment is amortized to par.
For available for sale fixed maturity securities that the Company intends to sell, or for which it is more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the entire impairment loss, or difference between the fair value and amortized cost basis of the security, is recognized in net realized gains (losses). The new cost basis of the security is the previous amortized cost basis less the impairment recognized and is not adjusted for any subsequent recoveries in fair value.
The Company reports receivables for accrued investment income separately from fixed maturities available for sale and elected not to measure allowances for credit losses for accrued investment income as uncollectible balances are written off in a timely manner.

5. Investment in Iké
In 2014, the Company made an approximately 40% investment in Iké Group, Iké Asistencia and certain of their affiliates (collectively, “Iké”), a services assistance business, for which the Company paid approximately $110.0 million. At the same time, the Company also entered into a shareholders’ agreement that provided the right to acquire the remainder of Iké from the majority shareholders and the majority shareholders the right to put their interests in Iké to the Company (together, the “put/call”) in mid-2019. During 2019, the Company entered into a cooperation agreement with the majority shareholders of Iké to extend the put/call to January 31, 2020 and explore strategic alternatives which led to the third quarter 2019 decision to pursue the sale of its interests in Iké. In January 2020, in lieu of exercising the put/call, the Company entered into a formal agreement to sell its interests in Iké with an expected close in the second quarter of 2020. The put/call will be terminated in connection with the closing of the transaction.

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
Impairment of Investment and Charge on Put/Call
The Company’s investment in Iké is assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. Based on the Company’s plan to sell its interest in Iké and the expected sales price, the Company determined that carrying value exceeds fair value and such impairment is other than temporary. For the three months ended March 31, 2020, the Company recorded an impairment on its 40% equity method investment in Iké of $11.1 million due to the decline in value of the Mexican Peso during the quarter. In addition, the Company recorded a pre-tax loss of $11.2 million related to the change in value of the put/call for the three months ended March 31, 2020 due to changes in foreign exchange rates, compared to $0.2 million for the three months ended March 31, 2019.
Gain on Derivative Hedge
In connection with the first quarter 2020 entry into the sale agreement, the Company entered into a financial derivative that provides an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price will be paid in Mexican Pesos. For the three months ended March 31, 2020, unrealized gains on the derivative of $20.9 million were recognized in income, which substantially offset the impairment and put/call losses.
In total, the Company recorded net pre-tax charges of $1.4 million and $0.2 million (presented as Iké net losses in the consolidated statements of operations). Total impairment and put/call losses of $22.3 million resulted in a tax benefit of $6.7 million; however, this was fully offset by a valuation allowance as the realizability of the tax losses in the related tax jurisdiction is unlikely. There was tax expense of $4.4 million on the income arising on the financial derivative, as such contract was originated in the U.S. tax jurisdiction. As such, after-tax charges of $5.8 million and $0.2 million were recorded for the three months ended March 31, 2020 and 2019, respectively, related to the Company’s interests in Iké.

6. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits.
During the three months ended March 31, 2020, the Company recorded a $79.3 million tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $107.1 million and increase to our current receivable of $186.4 million. Due to the recent enactment of this legislation, the Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

7. Segment Information
As of March 31, 2020, the Company had four reportable segments, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:

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

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the runoff of the Assurant Health business. Corporate and Other also includes the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2020

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,597.7	$467.8	$18.3	$—	$2,083.8
Fees and other income	349.2	32.6	35.1	—	416.9
Net investment income	54.7	22.0	70.1	9.2	156.0
Net realized losses on investments	—	—	—	(95.3)	(95.3)
Amortization of deferred gains on disposal of businesses	—	—	—	4.2	4.2
Total revenues	2,001.6	522.4	123.5	(81.9)	2,565.6
Benefits, losses and expenses
Policyholder benefits	336.2	198.7	72.0	0.3	607.2
Amortization of deferred acquisition costs and value of business acquired	838.4	56.9	18.9	—	914.2
Underwriting, general and administrative expenses	667.9	173.3	17.0	49.9	908.1
Iké net losses	—	—	—	1.4	1.4
Interest expense	—	—	—	25.5	25.5
Total benefits, losses and expenses	1,842.5	428.9	107.9	77.1	2,456.4
Segment income (loss) before provision (benefit) for income tax	159.1	93.5	15.6	(159.0)	109.2
Provision (benefit) for income taxes	38.2	19.3	3.3	(107.4)	(46.6)
Segment income (loss) after taxes	120.9	74.2	12.3	(51.6)	155.8
Less: Net income attributable to non-controlling interests	—	—	—	(1.1)	(1.1)
Net income (loss) attributable to stockholders	120.9	74.2	12.3	(52.7)	154.7
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$120.9	$74.2	$12.3	$(57.4)	$150.0
	As of March 31, 2020
Segment assets:	$22,516.2	$3,890.6	$7,343.6	$9,672.9	$43,423.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,428.5	$460.1	$15.8	$—	$1,904.4
Fees and other income	253.1	39.9	33.3	2.0	328.3
Net investment income	58.9	25.4	69.1	12.9	166.3
Net realized gains on investments	—	—	—	28.8	28.8
Amortization of deferred gains on disposal of businesses	—	—	—	7.8	7.8
Total revenues	1,740.5	525.4	118.2	51.5	2,435.6
Benefits, losses and expenses
Policyholder benefits	347.2	198.9	68.6	—	614.7
Amortization of deferred acquisition costs and value of business acquired	705.8	53.9	17.6	—	777.3
Underwriting, general and administrative expenses	555.8	180.7	16.9	46.5	799.9
Iké net losses	—	—	—	0.2	0.2
Interest expense	—	—	—	26.5	26.5
Total benefits, losses and expenses	1,608.8	433.5	103.1	73.2	2,218.6
Segment income (loss) before provision (benefit) for income tax	131.7	91.9	15.1	(21.7)	217.0
Provision (benefit) for income taxes	31.1	19.2	3.3	(5.2)	48.4
Segment income (loss) after taxes	100.6	72.7	11.8	(16.5)	168.6
Less: Net income attributable to non-controlling interest	—	—	—	(2.9)	(2.9)
Net income (loss) attributable to stockholders	100.6	72.7	11.8	(19.4)	165.7
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$100.6	$72.7	$11.8	$(24.1)	$161.0

8. Contract Revenues
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $299.1 million and $207.6 million for Global Lifestyle and $22.1 million and $30.2 million for Global Housing for the three months ended March 31, 2020 and 2019, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $188.1 million and $88.3 million, respectively, as of March 31, 2020, and $185.0 million and $87.6 million, respectively, as of December 31, 2019. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2020 and 2019 that was included in unearned revenue as of December 31, 2019 and 2018 was $20.2 million and $15.6 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2020 and December 31, 2019, the Company has approximately $18.7 million and $25.8 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

9. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and impairment included within accumulated other comprehensive income (“AOCI”) of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$132.4	$7.9	$—	$140.3	$—
States, municipalities and political subdivisions	201.3	26.1	—	227.4	—
Foreign governments	836.7	107.9	(0.5)	944.1	—
Asset-backed	477.5	0.2	(48.0)	429.7	—
Commercial mortgage-backed	219.4	7.8	(6.0)	221.2	—
Residential mortgage-backed	1,159.1	91.4	(1.0)	1,249.5	2.6
U.S. corporate	5,842.0	613.8	(145.7)	6,310.1	13.6
Foreign corporate	2,005.9	173.0	(30.6)	2,148.3	—
Total fixed maturity securities	$10,874.3	$1,028.1	$(231.8)	$11,670.6	$16.2

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$188.9	$5.3	$(0.1)	$194.1	$—
States, municipalities and political subdivisions	216.1	26.4	—	242.5	—
Foreign governments	916.9	94.3	(0.8)	1,010.4	—
Asset-backed	502.4	3.1	(2.3)	503.2	—
Commercial mortgage-backed	212.7	10.2	(0.8)	222.1	—
Residential mortgage-backed	1,235.3	52.4	(1.4)	1,286.3	3.1
U.S. corporate	5,679.8	818.9	(2.1)	6,496.6	16.5
Foreign corporate	2,112.7	255.4	(0.9)	2,367.2	—
Total fixed maturity securities	$11,064.8	$1,266.0	$(8.4)	$12,322.4	$19.6

(1)
Represents the amount of non-credit related impairment recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date prior to adoption of ASC 326. See Note 3 for further information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% of the overall investment portfolio as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $37.2 million and $51.9 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2020 and December 31, 2019, revenue bonds accounted for 58% and 60% of the holdings, respectively. Excluding pre-refunded bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of March 31, 2020, approximately 59%, 13% and 7% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2019, approximately 58%, 20% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. No other country represented more than 5% of the Company’s foreign government securities as of March 31, 2020 and December 31, 2019.
The Company had European investment exposure in its corporate fixed maturity securities of $759.4 million with a net unrealized gain of $56.4 million as of March 31, 2020 and $802.3 million with a net unrealized gain of $82.4 million as of December 31, 2019. Approximately 28% of the corporate fixed maturity European exposure was held in the financial industry as of March 31, 2020 and December 31, 2019. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company’s corporate fixed maturity securities as of March 31, 2020 and December 31, 2019. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $596.2 million with a net unrealized loss of $74.3 million as of March 31, 2020 and $784.4 million with a net unrealized gain of $93.1 million as of December 31, 2019. Approximately 88% and 94% of the energy exposure is rated as investment grade as of March 31, 2020 and December 31, 2019, respectively. The unrealized losses in the sector were primarily caused by declines in global oil prices as the spread of COVID-19 weakened global demand, which was further exacerbated by the lack of coordination among oil producers to manage the supply.
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$437.5	$440.5
Due after one year through five years	2,350.7	2,391.1
Due after five years through ten years	2,441.0	2,525.5
Due after ten years	3,789.1	4,413.1
Total	9,018.3	9,770.2
Asset-backed	477.5	429.7
Commercial mortgage-backed	219.4	221.2
Residential mortgage-backed	1,159.1	1,249.5
Total	$10,874.3	$11,670.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following table sets forth the net realized gains (losses), including impairment, recognized in the statement of operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$7.0	$(0.3)
Equity securities (1)	(48.2)	29.9
Commercial mortgage loans on real estate	(1.4)	—
Other investments	0.8	(0.1)
Consolidated investment entities (2)	(48.2)	(0.4)
Total net realized (losses) gains related to sales and other	(90.0)	29.1
Net realized losses related to impairments:
Fixed maturity securities	(1.1)	(0.3)
Other investments (3)	(4.2)	—
Total net realized losses related to impairments	(5.3)	(0.3)
Total net realized (losses) gains	$(95.3)	$28.8

(1)	Three months ended March 31, 2020 and 2019 includes $2.2 million and $10.4 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative.

(2)	Consists of net realized losses from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”). Refer to Note 10 for additional information.

(3)	Three months ended March 31, 2020 consists of impairment losses on equity investment holdings accounted for under the measurement alternative.
The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net (losses) gains recognized on equity securities	$(48.2)	$29.9
Less: Net realized losses related to sales of equity securities	—	(1.0)
Total net unrealized (losses) gains on equity securities held	$(48.2)	$30.9

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Foreign governments	34.5	(0.5)	—	—	34.5	(0.5)
Asset-backed	344.5	(32.1)	79.9	(15.9)	424.4	(48.0)
Commercial mortgage-backed	51.6	(5.6)	3.9	(0.4)	55.5	(6.0)
Residential mortgage-backed	18.6	(0.9)	1.1	(0.1)	19.7	(1.0)
U.S. corporate	1,349.2	(142.9)	9.6	(2.8)	1,358.8	(145.7)
Foreign corporate	510.3	(30.6)	—	—	510.3	(30.6)
Total fixed maturity securities	$2,308.7	$(212.6)	$94.5	$(19.2)	$2,403.2	$(231.8)

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

Total gross unrealized losses represented approximately 10% and 1% of the aggregate fair value of the related securities as of March 31, 2020 and December 31, 2019, respectively. Approximately 92% and 49% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2020 and December 31, 2019, respectively. The total gross unrealized losses are comprised of 1,277 and 330 individual securities as of March 31, 2020 and December 31, 2019, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2020 and December 31, 2019 were related to non-credit factors and therefore, did not incur credit-related losses during the three months ended March 31, 2020 (and therefore, there was no valuation allowance as of March 31, 2020). Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

10. Variable Interest Entities
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
As of March 31, 2020, the Company and its subsidiaries held a range of 43.8% to 100.0% of the most subordinated debt tranches of four CLO entities and 5.0% of senior debt tranches in one CLO entity, which represents a range of 6.0% to 8.8% overall ownership in each of the CLO entities. As of March 31, 2020, the Company’s investment in a fifth CLO structure had previously (before December 31, 2019) been funded by $124.9 million of contributions from the Company’s wholly owned subsidiaries. The carrying value of the Company’s investment in the CLOs that have closed was $41.6 million and $77.4 million in subordinated debt tranches and $19.1 million and $21.1 million in senior debt tranches as of March 31, 2020 and December 31, 2019, respectively. The carrying value of the Company’s investment in the fifth CLO structure was $112.7 million and $124.9 million as of March 31, 2020 and December 31, 2019, respectively.
The Company’s retained beneficial interests in subordinated tranches are measured at fair value using the market or income valuation techniques using significant unobservable inputs and assumptions, including prepayment, default rate, recovery lag, reinvestment, collateral liquidation price, discount rate and call date assumptions.
Real Estate Fund: The Company’s real estate fund investment is a closed ended fund that includes contributions from third party investors, which are recorded as non-controlling interests. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company has a majority investment in the real estate fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $45.6 million and $88.3 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s unfunded commitment in the real estate fund was $1.5 million as of March 31, 2020.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 11 for the definition of the three levels of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for financial assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2020
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$35.1	$35.1	(1)	$—	$—
Corporate debt securities	1,783.3	—		1,783.3	—
Real estate fund	54.4	—		—	54.4
Total financial assets	$1,872.8	$35.1		$1,783.3	$54.4

Financial Liabilities
Collateralized loan obligation notes	$1,613.9	$—		$1,613.9	$—
Total financial liabilities	$1,613.9	$—		$1,613.9	$—

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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$107.2	$112.0
Sales	(61.0)	—
Total income included in earnings	8.2	9.4
Balance, end of period	$54.4	$121.4

11. Fair Value Disclosures
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
The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and takes into account factors specific to the asset or liability.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives, including the put/call for Iké. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	March 31, 2020
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$140.3	$—		$140.3		$—
States, municipalities and political subdivisions	227.4	—		227.4		—
Foreign governments	944.1	0.3		943.8		—
Asset-backed	429.7	—		429.7		—
Commercial mortgage-backed	221.2	—		198.0		23.2
Residential mortgage-backed	1,249.5	—		1,249.5		—
U.S. corporate	6,310.1	—		6,284.7		25.4
Foreign corporate	2,148.3	—		2,111.2		37.1
Equity securities:
Mutual funds	46.3	46.3		—		—
Common stocks	17.9	16.1		0.7		1.1
Non-redeemable preferred stocks	285.1	—		283.0		2.1
Short-term investments	186.8	163.2	(2)	23.6		—
Other investments	220.1	62.5	(1)	156.0	(3)	1.6	(4)
Cash equivalents	1,450.2	1,407.1	(2)	43.1	(3)	—
Other assets	26.3	—		3.0	(5)	23.3	(5)
Assets held in separate accounts	1,487.4	1,335.1	(1)	152.3	(3)	—
Total financial assets	$15,390.7	$3,030.6		$12,246.3		$113.8

Financial Liabilities
Other liabilities	$175.3	$62.5	(1)	$112.8	(6)	$—
Liabilities related to separate accounts	1,487.4	1,335.1	(1)	152.3	(3)	—
Total financial liabilities	$1,662.7	$1,397.6		$265.1		$—

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

	December 31, 2019
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$194.1	$—		$194.1		$—
States, municipalities and political subdivisions	242.5	—		242.5		—
Foreign governments	1,010.4	0.3		1,010.1		—
Asset-backed	503.2	—		503.2		—
Commercial mortgage-backed	222.1	—		198.6		23.5
Residential mortgage-backed	1,286.3	—		1,286.3		—
U.S. corporate	6,496.6	—		6,494.8		1.8
Foreign corporate	2,367.2	—		2,331.5		35.7
Equity securities:
Mutual funds	45.5	45.5		—		—
Common stocks	23.5	22.8		0.7		—
Non-redeemable preferred stocks	319.5	—		317.3		2.2
Short-term investments	367.5	271.4	(2)	96.1		—
Other investments	234.6	70.3	(1)	164.3	(3)	—
Cash equivalents	1,287.5	1,277.8	(2)	9.7	(3)	—
Assets held in separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial assets	$16,406.8	$3,311.8		$13,031.8		$63.2

Financial Liabilities
Other liabilities	$172.0	$70.3	(1)	$101.5	(6)	$0.2
Liabilities related to separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial liabilities	$1,978.3	$1,694.0		$284.1		$0.2

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes fixed maturity securities and other derivatives.

(5)	Primarily includes derivative assets.

(6)	Includes the put/call related to the investment in Iké. See Note 5 for more information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$795.1	$854.2	$—	$—	$854.2
Other investments	137.5	137.5	30.6	—	106.9
Other assets	31.9	31.9	—	—	31.9
Total financial assets	$964.5	$1,023.6	$30.6	$—	$993.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$527.0	$552.8	$—	$—	$552.8
Funds withheld under reinsurance	352.6	352.6	352.6	—	—
Debt	2,207.5	2,320.2	—	2,320.2	—
Total financial liabilities	$3,087.1	$3,225.6	$352.6	$2,320.2	$552.8

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$815.0	$843.8	$—	$—	$843.8
Other investments	140.0	140.0	30.7	—	109.3
Other assets	28.9	28.9	—	—	28.9
Total financial assets	$983.9	$1,012.7	$30.7	$—	$982.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$551.6	$588.4	$—	$—	$588.4
Funds withheld under reinsurance	319.4	319.4	319.4	—	—
Debt	2,006.9	2,190.6	—	2,190.6	—
Total financial liabilities	$2,877.9	$3,098.4	$319.4	$2,190.6	$588.4

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

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

	For the Three Months Ended March 31,
	2020	2019
Claims and benefits payable, at beginning of period	$2,687.7	$2,813.7
Less: Reinsurance ceded and other	(1,900.0)	(2,053.7)
Net claims and benefits payable, at beginning of period	787.7	760.0
Incurred losses and loss adjustment expenses related to:
Current year	652.3	645.3
Prior years	(45.3)	(30.4)
Total incurred losses and loss adjustment expenses	607.0	614.9
Paid losses and loss adjustment expenses related to:
Current year	322.2	311.7
Prior years	296.3	300.0
Total paid losses and loss adjustment expenses	618.5	611.7
Net claims and benefits payable, at end of period	776.2	763.2
Plus: Reinsurance ceded and other (1)	1,893.1	1,987.4
Claims and benefits payable, at end of period (1)	$2,669.3	$2,750.6

(1)
Includes reinsurance recoverables and claims and benefits payable of $72.8 million and $85.7 million as of March 31, 2020 and 2019, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $29.7 million and $31.2 million to the net favorable development during the three months ended March 31, 2020 and 2019, respectively. The net favorable development in both years is attributed to all lines and is based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $9.9 million of net favorable development for the three months ended March 31, 2020 and contributed $2.9 million of net unfavorable development for the three months ended March 31, 2019. The net favorable development in 2020 was primarily attributable to lender-placed products due to lower than expected claim frequency for water damage and other claims. The net unfavorable development in 2019 was driven by $3.6 million in unfavorable development from Hurricanes Michael, Florence and Maria. Global Preneed and other contributed $5.7 million and $2.1 million in net favorable development for the three months ended March 31, 2020 and 2019, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

13. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.9	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.6	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.0	300.0	297.8
4.90% Senior Notes due March 2028	300.0	296.9	300.0	296.8
3.70% Senior Notes due February 2030	350.0	346.8	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.2	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.1	400.0	395.0
Total Senior and Subordinated Notes		2,007.5		2,006.9
Revolving Credit Facility (3)	200.0	200.0	—	—
Total Debt		$2,207.5		$2,006.9

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

(3)	Interest rates are periodically reset. The current interest period ends in June 2020 and bears floating interest at a rate equal to three-month LIBOR plus 1.50%.

Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the “Lenders”). The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes.
On March 27, 2020, the Company drew down $200.0 million from its Credit Facility as a precautionary measure to strengthen its liquidity position and capital flexibility during this period of uncertainty. The current interest period for the loan ends on June 26, 2020 and bears interest at a rate of three-month LIBOR plus 1.50% at current ratings levels. The loan can be extended for additional interest periods through the expiration date of the Credit Facility provided no event of default under the agreement has occurred, with interest rates reset based on the Company’s election of interest period term and loan type. The loan can be repaid at any time in whole or from time to time in part. The Company may need to reimburse the Lenders for any expenses or liabilities they incur as a result of any early payment prior to June 26, 2020. As of March 31, 2020, $241.0 million out of the $450.0 million was available under the Credit Facility, due to $200.0 million of borrowings outstanding under the Credit Facility and $9.0 million of outstanding letters of credit.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes on

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

an effective yield basis. The amortization of the deferred gain for the three months ended March 31, 2020 and 2019 was $0.7 million. The remaining deferred gain as of March 31, 2020 was $20.8 million.

14. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2020
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans (1)	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$15.5	$(118.7)	$411.5
Change in accumulated other comprehensive income (loss) before reclassifications	(66.7)	(297.3)	—	(2.7)	48.9	(317.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.8)	(0.6)	—	0.1	(5.3)
Net current-period other comprehensive income (loss)	(66.7)	(302.1)	(0.6)	(2.7)	49.0	(323.1)
Balance at March 31, 2020	$(425.6)	$554.4	$16.5	$12.8	$(69.7)	$88.4

	Three Months Ended March 31, 2019
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive (loss) income before reclassifications	10.2	247.3	0.3	(0.2)	—	257.6
Amounts reclassified from accumulated other comprehensive (loss) income	—	1.6	(0.6)	—	0.2	1.2
Net current-period other comprehensive (loss) income	10.2	248.9	(0.3)	(0.2)	0.2	258.8
Balance at March 31, 2019	$(365.4)	$549.9	$18.1	$14.9	$(114.1)	$103.4

(1) The Retirement Health Benefits plan was amended in February 2020, which resulted in a prior service credit recognized in other comprehensive income that will be recognized in income over the remaining period of the plan. Refer to Note 18 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2020	2019
Net unrealized (gains) losses on investments	$(6.1)	$2.1	Net realized (losses) gains on investments
	1.3	(0.5)	Provision for income taxes
	$(4.8)	$1.6	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.7)	Interest expense
	0.1	0.1	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.3	$0.3	(1)
Amortization of prior service credit	(1.1)	—	(1)
	0.2	0.3
	(0.1)	(0.1)	Provision for income taxes
	$0.1	$0.2	Net of tax
Total reclassifications for the period	$(5.3)	$1.2	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost. See Note 18 for additional information.

15. Stock Based Compensation
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
Restricted Stock Units
The following table shows a summary of RSU activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
RSU compensation expense	$6.3	$7.0
Income tax benefit	(1.1)	(1.3)
RSU compensation expense, net of tax	$5.2	$5.7
RSUs granted	228,412	193,842
Weighted average grant date fair value per unit	$89.58	$97.78
Total fair value of vested RSUs	$8.9	$21.8

As of March 31, 2020, there was $34.6 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

Performance Share Units
The following table shows a summary of PSU activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
PSU compensation expense	$4.8	$4.2
Income tax benefit	(0.5)	(0.6)
PSU compensation expense, net of tax	$4.3	$3.6
PSUs granted	302,274	246,219
Weighted average grant date fair value per unit	$87.36	$105.23
Total fair value of vested PSUs	$24.4	$17.7

As of March 31, 2020, there was $43.9 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2020 and 2019 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the three months ended March 31, 2020 and 2019 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

16. Equity Transactions
Stock Repurchase
During the three months ended March 31, 2020 and 2019, the Company repurchased 480,967 and 525,679 shares of the Company’s outstanding common stock at a cost of $57.3 million and $50.6 million, exclusive of commissions, respectively, leaving $429.0 million remaining under the total repurchase authorization as of March 31, 2020.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
Issuance of Mandatory Convertible Preferred Stock (“MCPS”)
In March 2018, the Company issued 2,875,000 shares of the MCPS at a public offering price of $100.00 per share. The net proceeds from the sale of the MCPS was $276.4 million after deducting the underwriting discounts and offering expenses.
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9378 (the “minimum conversion rate”) and 1.1254 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the Certificate of Designations of the MCPS.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $4.7 million for the three months ended March 31, 2020 and 2019.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except number of shares and per share amounts)

17. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic earnings per common share (“EPS”) and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) common shares issuable upon conversion of the MCPS using the if-converted method. Refer to Notes 15 and 16 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended March 31,
	2020	2019
Numerator
Net income attributable to stockholders	$154.7	$165.7
Less: Preferred stock dividends	(4.7)	(4.7)
Net income attributable to common stockholders	150.0	161.0
Less: Common stock dividends paid	(38.0)	(37.4)
Undistributed earnings	$112.0	$123.6
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	60,602,911	62,594,828
Incremental common shares from:
PSUs	322,692	211,477
ESPP	5,148	1,765
MCPS	2,696,175	2,969,875
Weighted average common shares used in diluted earnings per common share calculations	63,626,926	65,777,945
Earnings per common share - Basic
Distributed earnings	$0.63	$0.60
Undistributed earnings	1.85	1.97
Net income attributable to common stockholders	$2.48	$2.57
Earnings per common share - Diluted
Distributed earnings	$0.60	$0.57
Undistributed earnings	1.83	1.95
Net income attributable to common stockholders	$2.43	$2.52
There were no anti-dilutive PSUs for the three months ended March 31, 2020. Average PSUs totaling 102,594 for the three months ended March 31, 2019 were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

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
In February 2020, the Company amended the Retirement Health Benefits to terminate effective December 31, 2024 (the “Termination Date”). Benefits will be paid up to the Termination Date. The Retirement Health Benefits obligations were re-measured using a discount rate of 1.55%, selected based on a cash flow analysis using a bond yield curve as of February 29, 2020, and the fair market value of the Retirement Health Benefits assets as of February 29, 2020. The remeasurement resulted in a reduction to the Retirement Health Benefits obligations of $65.6 million and a corresponding prior service credit in AOCI, which will be reclassified from AOCI as it is amortized in the net periodic benefit cost over the remaining period until the Termination Date.
The following tables present the components of net periodic benefit cost for the Plans for the three months ended March 31, 2020 and 2019:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Interest cost	$5.1	$6.5	$0.5	$0.7	$0.4	$0.9
Expected return on plan assets	(7.7)	(9.0)	—	—	(0.4)	(0.4)
Amortization of prior service credit	—	—	—	—	(1.1)	—
Amortization of net loss	0.7	—	0.6	0.3	—	—
Net periodic benefit cost	$(1.9)	$(2.5)	$1.1	$1.0	$(1.1)	$0.5

The Assurant Pension Plan funded status was $64.7 million at March 31, 2020 and $66.4 million at December 31, 2019 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 109% funded status at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2020.

19. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12.1 million of letters of credit outstanding as of March 31, 2020 and December 31, 2019.
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
Risks and Uncertainties
The Company is closely monitoring developments related to the COVID-19 pandemic to assess the impact on its business, results of operations and financial condition. While still evolving, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and diminished expectations for the economy and the financial markets.
At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term effects that the COVID-19 pandemic could have on the economy or the Company’s business.  The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations or financial condition, including demand for the Company’s products and services, and the value of the Company’s investment portfolio and other tangible or intangible assets, among other impacts, will depend on future developments which are highly uncertain and difficult to predict. These include the severity and duration of the pandemic, and the actions taken by government authorities and other third parties to contain or address its impact. Even after the COVID-19 outbreak has subsided, the Company may experience or continue to experience materially adverse impacts to its business as a result of the pandemic’s global economic impact.

20. Subsequent Event
On May 1, 2020, the Company completed its acquisition of American Financial & Automotive Services (“AFAS”), a provider of finance and insurance products and services including vehicle service contracts and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states, for $157.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2019 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2020 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
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

(i)
the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or those parties facing financial, reputational or regulatory issues;

(ii)	significant competitive pressures, changes in customer preferences and disruption;

(iii)	the failure to find suitable acquisitions, integrate completed acquisitions or grow organically, and risks associated with joint ventures and franchise ownership and operations;

(iv)
the impact of general economic, financial market and political conditions, including unfavorable conditions in the capital and credit markets and in the markets in which we operate, including as a result of COVID-19;

(v)
the impact of the COVID-19 pandemic, including the scope and duration of the outbreak, government actions and restrictive measures taken in response, and its effect on the global economic and financial markets;

(vi)	risks related to our international operations, including the United Kingdom’s withdrawal from the European Union, or fluctuations in exchange rates;

(vii)	the impact of catastrophic and non-catastrophe losses, including as a result of climate change;

(viii)	our inability to recover should we experience a business continuity event, including as a result of COVID-19;

(ix)	our inability to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships;

(x)	the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;

(xi)	declines in the value of mobile devices, the risk of guaranteed buybacks or export compliance risk in our mobile business;

(xii)	negative publicity relating to our products and services or the markets in which we operate;

(xiii)	the failure to implement our strategy and to attract and retain key personnel, including senior management;

(xiv)	employee misconduct;

(xv)	the adequacy of reserves established for claims and our inability to accurately predict and price for claims;

(xvi)	a decline in financial strength ratings or corporate senior debt ratings;

(xvii)	an impairment of goodwill or other intangible assets;

(xviii)	the failure to maintain effective internal control over financial reporting;

(xix)	a decrease in the value of our investment portfolio, including due to market, credit and liquidity risks, changes in interest rates and COVID-19;

(xx)	the impact of U.S. tax reform legislation and impairment of deferred tax assets;

(xxi)	the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;

(xxii)	the credit risk of some of our agents, third-party administrators and clients;

(xxiii)	the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends, including as a result of COVID-19;

(xxiv)	changes in the method for determining LIBOR or the replacement of LIBOR;

(xxv)	the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;

(xxvi)
breaches of our information systems or those of third parties with whom we do business, or the failure to protect data in such systems, including due to cyber-attacks and as a result of working remotely during the COVID-19 pandemic;

(xxvii)	the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security and data protection;

(xxviii)	the impact from litigation and regulatory actions, including those arising from COVID-19;

(xxix)	reductions or deferrals in the insurance premiums we charge, including as a result of COVID-19; and

(xxx)	changes in insurance and other regulation, including to mitigate the impact of COVID-19.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2019 Annual Report, and “Item 1A—Risk Factors” below and in our 2019 Annual Report.
General
As of March 31, 2020, the Company had four reportable segments, which are defined based on the nature of the products and services offered:

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

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the runoff of the Assurant Health business. Corporate and Other also includes the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).

The following discussion covers the three months ended March 31, 2020 (“First Quarter 2020”) and the three months ended March 31, 2019 (“First Quarter 2019”).

Executive Summary
COVID-19
In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. While still evolving, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as temporary closures of businesses, and diminished expectations for the economy and the financial markets.
Toward the end of First Quarter 2020 and into the second quarter of 2020, the pandemic began to impact each of our operating segments and may continue to impact our businesses if similar conditions persist or worsen. The COVID-19 impact on net income for First Quarter 2020 included $76.1 million of after-tax net unrealized investment losses related to a decrease in the fair value of our equity securities and collateralized loan obligations and $7.3 million after-tax increase in our allowances for expected credit losses largely related to increased credit risk for premiums receivable and reinsurance recoverables. These losses were mostly offset by a $79.3 million tax benefit related to the March 2020 enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which allows the carryback of net operating losses to years taxed at higher rates. Our investment portfolio will continue to be impacted by COVID-19 and related financial market volatility. Though we generally believe our portfolio remains well diversified and high-quality, with the majority comprised of investment grade fixed maturity assets, interest rates are expected to remain relatively low for the foreseeable future. Refer to “—Investments” below and Note 9 to the Consolidated Financial Statements included elsewhere in this Report.
Our Response to COVID-19
As a global organization, we have been actively monitoring the developments of the rapidly evolving situation resulting from COVID-19. Throughout this period of uncertainty, we have acted swiftly and deliberately to safeguard our employees, to maintain business operations and service levels for our customers, and to support our local communities. We implemented a global ban on business travel and transitioned the vast majority of our workforce to work-from-home. For those employees who need to work in our global facilities due to the essential nature of their roles, we’ve continued to implement safety and hygiene protocols, such as social distancing, use of personal protection equipment and regular cleaning and disinfecting of our locations, based on the guidelines of the Centers for Disease Control. To support our employees during this period of uncertainty, we have offered financial support through a special COVID-19 Emergency Relief Program to eligible employees who are experiencing severe financial hardship caused by the pandemic. We also have been active in maintaining our support within our local communities through charitable contributions.
Evaluation of Business Trends, Capital and Liquidity
We recognize that our first quarter results may not be an indicator of performance in the coming quarters, as the COVID-19 pandemic continues to evolve. We have run multiple scenarios based on the potential duration and severity of this crisis to better understand how our business might perform and stress-tested our capital, cash flows and liquidity. We expect a greater impact to our business as a result of the ongoing financial market volatility, prolonged government containment measures and their impact on consumer behavior. In late March and through April, our businesses experienced a reduction in new sales across our Multifamily Housing and Global Automotive lines of business, as well as Global Preneed. Our mobile business experienced lower trade-in activity and slower sales growth. This may be partially offset by our installed customer base across Connected Living, Global Automotive, Multifamily Housing and Global Preneed and our counter-cyclical Lender-placed Insurance business, as well as multiple channels we have in place for consumers. We have also extended options such as extended grace periods for premium payments and waiving of late payment fees for policyholders experiencing financial hardship as a result of COVID-19 and are monitoring results across our product lines.
For Global Lifestyle, in mobile, we expect new subscriber growth to be more muted in the event of a prolonged crisis and lower trade-in volumes, reflecting store closures and lower demand for new devices. While uncertain, we expect volumes to rebound when stores re-open and carriers resume in-store promotional activity. In Global Automotive, we believe a reduction in sales would impact the business longer term, while unearned premium continues to contribute in the shorter term. Furthermore, approximately half of our business within Global Automotive comes from service contracts on used car sales, which have been less impacted as a result of prior economic downturns. We would also expect investment income to be impacted from lower investment yields coming from new business. Throughout Global Lifestyle, we may also continue to see adverse fluctuations in foreign exchange.
For Global Housing, we expect some level of continued decline in new policies as renters delay moving, which may be offset if tenants regain comfort with moving and as we enter the summer when we typically experience increased activity. For Lender-placed Insurance, we will continue to monitor the state of the overall housing market, including the potential impact of the current mortgage moratorium which would delay placement of new policies. Should the economy deteriorate for a prolonged period, we would expect a longer term increase in our placement rates which would be beyond 2020. Lastly, our small commercial business continues to run-off and we continue to monitor regulatory actions regarding business interruption coverage, though our policies generally include virus exclusions.
For Global Preneed, we are working with our clients on product changes and increasing our virtual presence. We are also monitoring mortality trends, which are currently largely consistent with 2019 given our policy footprint which is concentrated in California, Texas, South Carolina and Tennessee. We expect longer term results to be impacted from lower yields on new sales due to the current interest rate environment, given the average duration of our investment portfolio.
We are taking actions to mitigate potential impacts, including deferring certain discretionary expenses and delaying the fulfillment of open positions in support functions. While we are deferring some investments as a precautionary measure, we have continued to make progress against key strategic initiatives to support our clients and their customers. These have included continuing to enhance our self-service capabilities and our dynamic claims fulfillment to facilitate faster claims resolution, as well as our ongoing IT transformation.
Throughout this period, we believe our liquidity has remained strong. At the end of March, we had $433.4 million of holding company liquidity and, to strengthen our liquidity position and capital flexibility during this period of uncertainty, we drew $200.0 million under our revolving credit facility in March.
The COVID-19 situation remains fluid and we are actively managing our response in collaboration with our clients, our employees, our vendors and other third parties with whom we work, and assessing potential impacts to our business, results of operations and financial condition.
For a discussion of the material risks relating to COVID-19 on our business, results of operations and financial condition, refer to the risk factor disclosed in Item 8.01 of our Current Report on Form 8-K filed on May 5, 2020 and “Item 1A—Risk Factors—The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition” in our 2019 Annual Report.
Iké
In 2019, we undertook a strategic review of our investment in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”). In the third quarter of 2019, we decided to pursue the sale of our interests in Iké and on January 29, 2020, we entered into agreements to sell our interests in Iké to the management shareholders of Iké. We expect closing to occur in the second quarter of 2020 resulting in an expected net cash outflow of $54 million, plus seller financing in an amount of up to $40 million as well as transaction costs. In connection with this agreement, we recorded an incremental after-tax loss of $5.8 million in First Quarter 2020, primarily due to changes in foreign currency, as partially offset by gains from an economic hedge that we established. The sale is subject to customary closing conditions. For additional information on this transaction, see “—Liquidity and Capital Resources” below and Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
American Financial & Automotive Services
On May 1, 2020, we completed our acquisition of American Financial & Automotive Services (“AFAS”), a provider of finance and insurance products and services including vehicle service contracts and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states, for $157.5 million.
Summary of Financial Results:
Consolidated net income attributable to common stockholders decreased $11.0 million, or 7%, to $150.0 million for First Quarter 2020 compared with net income attributable to common stockholders of $161.0 million for First Quarter 2019, primarily driven by an increase in unrealized losses on investments mostly related to a net decrease in the fair value of equity securities and direct investments in collateralized loan obligations compared to net unrealized gains from equity securities in First Quarter 2019, partially offset by a $79.3 million tax benefit related to the CARES Act.
Global Lifestyle segment net income increased $20.3 million, or 20%, to $120.9 million for First Quarter 2020 from $100.6 million for First Quarter 2019. First Quarter 2020 included a $6.7 million client recoverable in Connected Living. Excluding this item, segment net income growth was driven primarily by an increase in mobile subscribers from new and existing programs, as well as higher income from Global Automotive, including some one-time benefits. The increase was partially offset by lower margins from our mobile trade-in programs, in part due to the impact of COVID-19, and unfavorable foreign exchange.
Global Lifestyle net earned premiums, fees and other income increased $265.3 million, or 16%, to $1.95 billion for First Quarter 2020 from $1.68 billion for First Quarter 2019, primarily due to higher mobile trade-in volumes and continued

subscriber growth from recently added protection programs. Growth in extended service contracts and Global Automotive also contributed to the increase.
Global Housing segment net income increased $1.5 million, or 2%, to $74.2 million for First Quarter 2020 compared with $72.7 million for First Quarter 2019. Results included $4.0 million of higher reportable catastrophes, mainly related to earthquakes in Puerto Rico, compared to First Quarter 2019. Excluding reportable catastrophes, segment net income increased primarily due to favorable non-catastrophe loss experience, the absence of losses within the small commercial business, which is now in run-off, and higher premium rates in our Lender-placed Insurance business. The increase was partially offset by a reduction of policies in-force, including from the previously disclosed financially insolvent client.
Global Housing net earned premiums, fees and other income were flat year-over-year, as continued growth from sharing economy products and Multifamily Housing was offset by declines in Lender-placed Insurance, primarily related to the financially insolvent client and the expected run-off of small commercial products as referenced above.
Global Preneed segment net income increased $0.5 million, or 4%, to $12.3 million for First Quarter 2020 from $11.8 million in First Quarter 2019, primarily due to continued growth in the U.S. from prefunded funeral policies as well as prior period sales of final need insurance.
Global Preneed net earned premiums, fees and other income increased $4.3 million, or 9%, to $53.4 million for First Quarter 2020 from $49.1 million for First Quarter 2019, primarily driven by the factors listed above.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow all of our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and manage the pace of declines in placement rates in our Lender-placed Insurance business and the North American credit insurance business in Global Financial Services and Other. Factors affecting these items, including the impact of the COVID-19 pandemic and measures taken in response thereto, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors”, below and in our 2019 Annual Report, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2019 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19,” above.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 1A—Risk Factors—Business and Competitive Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” in our 2019 Annual Report.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For the three months ended March 31, 2020, net cash used in operating activities was $123.7 million; net cash provided by investing activities was $181.9 million and net cash provided by financing activities was $91.4 million. We had $2.00 billion in cash and cash equivalents as of March 31, 2020 as compared to $1.87 billion as of December 31, 2019. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2019 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2019 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2020.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
Regulatory Matters
We are subject to extensive federal, state and international regulation and supervision in the jurisdictions in which we do business, including insurance holding company laws in the jurisdictions in which our insurance companies are domiciled. For example, under applicable insurance holding company regulations, no person may acquire a controlling interest in the Company or any of our insurance company subsidiaries, unless such person has obtained prior regulatory approval for such acquisition. Under these laws, “control” is presumed when any person acquires or holds, directly or indirectly, 10% or more of our common stock or of the voting securities of any of our insurance company subsidiaries. To obtain approval, the proposed acquiror must file an application with the relevant regulator, including the regulator for the insurance subsidiaries we have established in the Netherlands for continued access to the European markets after the transition period for the U.K.’s withdrawal from the European Union.
For additional information, see “Item 1—Business—Regulation” in our 2019 Annual Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Net earned premiums	$2,083.8	$1,904.4
Fees and other income	416.9	328.3
Net investment income	156.0	166.3
Net realized (losses) gains on investments	(95.3)	28.8
Amortization of deferred gains on disposal of businesses	4.2	7.8
Total revenues	2,565.6	2,435.6
Benefits, losses and expenses:
Policyholder benefits	607.2	614.7
Amortization of deferred acquisition costs and value of business acquired	914.2	777.3
Underwriting, general and administrative expenses	908.1	799.9
Iké net losses	1.4	0.2
Interest expense	25.5	26.5
Total benefits, losses and expenses	2,456.4	2,218.6
Income before (benefit) provision for income taxes	109.2	217.0
(Benefit) provision for income taxes	(46.6)	48.4
Net income	155.8	168.6
Less: Net income attributable to non-controlling interest	(1.1)	(2.9)
Net income attributable to stockholders	154.7	165.7
Less: Preferred stock dividends	(4.7)	(4.7)
Net income attributable to common stockholders	$150.0	$161.0

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders decreased $11.0 million, or 7%, to $150.0 million for First Quarter 2020 compared with $161.0 million for First Quarter 2019. The decrease was mostly due to an increase in net realized losses on investments driven by $76.1 million of after-tax net unrealized losses from a decrease in the fair value of our equity securities and collateralized loan obligations in First Quarter 2020 compared to $24.4 million of after-tax unrealized gains on equity securities in First Quarter 2019. This decrease was partially offset by a $79.3 million tax benefit related to the utilization of net operating losses in connection with the CARES Act and favorable earnings contributions from Global Lifestyle.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Net earned premiums	$1,597.7	$1,428.5
Fees and other income	349.2	253.1
Net investment income	54.7	58.9
Total revenues	2,001.6	1,740.5
Benefits, losses and expenses:
Policyholder benefits	336.2	347.2
Amortization of deferred acquisition costs and value of business acquired	838.4	705.8
Underwriting, general and administrative expenses	667.9	555.8
Total benefits, losses and expenses	1,842.5	1,608.8
Segment income before provision for income taxes	159.1	131.7
Provision for income taxes	38.2	31.1
Segment net income	$120.9	$100.6
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$1,088.3	$871.0
Global Automotive	753.1	693.6
Global Financial Services and Other	105.5	117.0
Total	$1,946.9	$1,681.6
Net earned premiums, fees and other income:
Domestic	$1,434.5	$1,191.3
International	512.4	490.3
Total	$1,946.9	$1,681.6
For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Income
Segment net income increased $20.3 million, or 20%, to $120.9 million for First Quarter 2020 from $100.6 million for First Quarter 2019, and included a $6.7 million after-tax benefit for a client recoverable in our Connected Living business. Excluding this item, net income increased primarily due to an increase in mobile subscribers from new and existing programs, as well as higher income in our Global Automotive business, including some one-time benefits. The increase was partially offset by lower trade-in margins from our mobile repairs and logistics business, partially due to the impact of COVID-19, and unfavorable foreign exchange.
Total Revenues
Total revenues increased $261.1 million, or 15%, to $2.00 billion for First Quarter 2020 from $1.74 billion for First Quarter 2019. Net earned premiums increased $169.2 million, or 12%, mostly driven by organic growth in our Connected Living business, mainly due to a new extended service contract program and continued subscriber growth from recently added mobile protection programs, and continued growth in our Global Automotive business, partially offset by unfavorable foreign exchange. Fees and other income increased $96.1 million, or 38%, primarily due to higher trade-in volumes from our mobile repairs and logistics business and an $11.1 million benefit for a client recoverable in our Connected Living business. Net investment income decreased $4.2 million, or 7%, primarily due to unfavorable foreign exchange and an increase in investment expenses related to our strategic decision to outsource the management of our investment portfolio.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $233.7 million, or 15%, to $1.84 billion for First Quarter 2020 from $1.61 billion for First Quarter 2019. Policyholder benefits decreased $11.0 million, or 3%, primarily driven by lower loss experience due to a favorable mix of mobile business and favorable foreign exchange, partially offset by an increase from growth in Connected Living business. Amortization of deferred acquisition costs and value of business acquired increased $132.6 million, or 19%, primarily due to growth in our Global Automotive and Connected Living businesses. Underwriting, general and administrative expenses increased $112.1 million, or 20%, primarily due to growth in our Connected Living business, including higher trade-in volumes from our domestic repairs and logistics business and growth in our mobile protection and extended service contract programs, as well as growth in our Global Automotive business.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Net earned premiums	$467.8	$460.1
Fees and other income	32.6	39.9
Net investment income	22.0	25.4
Total revenues	522.4	525.4
Benefits, losses and expenses:
Policyholder benefits	198.7	198.9
Amortization of deferred acquisition costs and value of business acquired	56.9	53.9
Underwriting, general and administrative expenses	173.3	180.7
Total benefits, losses and expenses	428.9	433.5
Segment income before provision for income taxes	93.5	91.9
Provision for income taxes	19.3	19.2
Segment net income	$74.2	$72.7
Net earned premiums, fees and other income:
Lender-placed Insurance	$264.3	$274.2
Multifamily Housing	109.0	104.0
Specialty and Other	127.1	121.8
Total	$500.4	$500.0
For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Income
Segment net income increased $1.5 million, or 2%, to $74.2 million for First Quarter 2020 from $72.7 million for First Quarter 2019. Segment net income included $4.0 million of higher reportable catastrophes in First Quarter 2020 compared to First Quarter 2019 mainly related to earthquakes in Puerto Rico. Excluding reportable catastrophes, segment net income increased $5.5 million, or 7%, primarily driven by the absence of losses within the small commercial business, which is now in run-off, and higher premium rates in our Lender-placed Insurance business. The increase was partially offset by declines in our Lender-placed Insurance business, mainly from a reduction in loans tracked, including those from a financially insolvent client.
Total Revenues
Total revenues decreased $3.0 million, or 1%, to $522.4 million for First Quarter 2020 from $525.4 million for First Quarter 2019. Net earned premiums increased $7.7 million, or 2%, primarily due to growth from our Specialty and Other business, mainly sharing economy products, premium rate increases in our Lender-placed Insurance business and continued growth from renters insurance in our Multifamily Housing business, partially offset by declines in our Lender-placed Insurance business, mainly from the reduction in loans tracked for a financially insolvent client, decline in placement rates and lower real estate owned volume. Fees and other income decreased $7.3 million, or 18%, primarily due to a decline in Lender-placed Insurance mostly due to declines in the volume of loans tracked and reduced fees for services. Net investment income decreased $3.4 million, or 13%, primarily due to a lower income from real estate related investments.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $4.6 million, or 1%, to $428.9 million for First Quarter 2020 from $433.5 million for First Quarter 2019. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $7.4 million, or 4%, primarily due to lower employment related expenses in our Lender-placed Insurance business. Total policyholder benefits were flat as a decrease in non-catastrophe losses, primarily due to reduced frequency of water damage losses across various products, was largely offset by an increase in reportable catastrophe losses mainly related to earthquakes in Puerto Rico. Amortization of deferred acquisition costs increased $3.0 million, or 6%, primarily due to new Lender-placed Insurance business and growth in our Multifamily Housing business, partially offset by the runoff of our small commercial business.

Global Preneed
Overview
The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Net earned premiums	$18.3	$15.8
Fees and other income	35.1	33.3
Net investment income	70.1	69.1
Total revenues	123.5	118.2
Benefits, losses and expenses:
Policyholder benefits	72.0	68.6
Amortization of deferred acquisition costs and value of business acquired	18.9	17.6
Underwriting, general and administrative expenses	17.0	16.9
Total benefits, losses and expenses	107.9	103.1
Segment income before provision for income taxes	15.6	15.1
Provision for income taxes	3.3	3.3
Segment net income	$12.3	$11.8
For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Income
Segment net income increased $0.5 million, or 4%, to $12.3 million in First Quarter 2020 from $11.8 million in First Quarter 2019, primarily due to continued growth in the U.S. from prefunded funeral policies as well as prior period sales of final need insurance.
Total Revenues
Total revenues increased $5.3 million, or 4%, to $123.5 million for First Quarter 2020 from $118.2 million for First Quarter 2019. Net earned premiums increased $2.5 million, or 16%, primarily due to supplemental policy conversions and sales of final need insurance. Fees and other income increased $1.8 million, or 5%, primarily due to growth in prefunded funeral policies in the U.S. Net investment income increased $1.0 million, or 1%, primarily due to an increase in invested assets, partially offset by lower yields and an increase in investment expenses related to our strategic decision to outsource the management of our investment portfolio.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $4.8 million, or 5%, to $107.9 million for First Quarter 2020 from $103.1 million for First Quarter 2019. Policyholder benefits increased $3.4 million, or 5%, primarily due to higher mortality. Amortization of deferred acquisition costs and value of business acquired increased $1.3 million, or 7%.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Fees and other income	—	2.0
Net investment income	9.2	12.9
Net realized (losses) gains on investments	(95.3)	28.8
Amortization of deferred gains on disposal of businesses	4.2	7.8
Total revenues	(81.9)	51.5
Benefits, losses and expenses:
Policyholder benefits	0.3	—
General and administrative expenses	49.9	46.5
Iké net losses	1.4	0.2
Interest expense	25.5	26.5
Total benefits, losses and expenses	77.1	73.2
Segment loss before benefit for income taxes	(159.0)	(21.7)
Benefit for income taxes	(107.4)	(5.2)
Segment net loss	(51.6)	(16.5)
Less: Net income attributable to non-controlling interest	(1.1)	(2.9)
Net loss attributable to stockholders	(52.7)	(19.4)
Less: Preferred stock dividends	(4.7)	(4.7)
Net loss attributable to common stockholders	$(57.4)	$(24.1)
For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders increased $33.3 million, or 138%, to $57.4 million for First Quarter 2020 compared to $24.1 million for First Quarter 2019, primarily due to an increase in net realized losses on investments driven by $76.1 million of after-tax net unrealized losses from a decrease in the fair value of our equity securities and collateralized loan obligations in First Quarter 2020 compared to $24.4 million of after-tax net unrealized gains on equity securities in First Quarter 2019. This decrease was partially offset by a $79.3 million tax benefit related to the utilization of net operating losses in connection with the CARES Act.
Total Revenues
Total revenues decreased $133.4 million to $(81.9) million for First Quarter 2020 from $51.5 million for First Quarter 2019, primarily due to an increase in unrealized losses on investments mostly related to a decrease in the fair value of equity securities, a decrease in net investment income primarily due to a higher concentration of lower yielding liquid investments in First Quarter 2020 compared to First Quarter 2019 and lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Expenses
Total benefits, losses and expenses increased $3.9 million, or 5%, to $77.1 million for First Quarter 2020 from $73.2 million for First Quarter 2019. The increase was primarily driven by $4.6 million of expenses associated with merger and acquisition related activities, $3.4 million of current expected credit losses due to an increase in credit risk from reinsurance recoverables related to business placed into runoff and $3.1 million of direct and incremental operating expenses incurred in connection with the COVID-19 pandemic, partially offset by a $7.4 million decrease in integration expenses associated with the TWG acquisition.

Investments
We had total investments of $13.62 billion and $14.57 billion as of March 31, 2020 and December 31, 2019, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $461.3 million during First Quarter 2020, from $1.26 billion as of December 31, 2019 to $796.3 million as of March 31, 2020. This decrease was mainly due to widening credit spreads due to the market volatility caused by the COVID-19 pandemic, partially offset by a decrease in treasury rates.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2020		December 31, 2019
Aaa / Aa / A	$7,709.9	66.1%	$8,014.7	65.1%
Baa	3,436.6	29.4%	3,734.7	30.3%
Ba	447.6	3.8%	480.7	3.9%
B and lower	76.5	0.7%	92.3	0.7%
Total	$11,670.6	100.0%	$12,322.4	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Fixed maturity securities	$120.7	$122.1
Equity securities	5.2	5.8
Commercial mortgage loans on real estate	9.7	8.5
Short-term investments	2.8	5.6
Other investments	5.2	7.6
Cash and cash equivalents	7.0	7.0
Revenue from consolidated investment entities (1)	31.9	40.7
Total investment income	182.5	197.3
Investment expenses	(9.1)	(5.6)
Expenses from consolidated investment entities (1)	(17.4)	(25.4)
Net investment income	$156.0	$166.3

(1)
The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated. Refer to Note 10 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Three Months Ended March 31,
	2020	2019
Investment income (loss) from direct investments in:
Real estate fund (1)	$8.2	$9.4
CLO entities	4.7	3.8
Investment management fees	1.6	2.1
Net investment income from consolidated investment entities	$14.5	$15.3

(1)
The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

Net investment income decreased $10.3 million, or 6%, to $156.0 million for First Quarter 2020 from $166.3 million for First Quarter 2019. The decrease was primarily driven by a decrease in invested assets, unfavorable foreign exchange and an increase in investment expenses in connection with our strategic decision to outsource the management of our investment portfolio.
As of March 31, 2020, we owned $30.6 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $30.3 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A without the guarantee.

For more information on our investments, see Notes 9 and 11 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
COVID-19 did not materially impact our liquidity and capital resources during First Quarter 2020. Throughout this period, we believe our liquidity remained strong. At the end of March, we had $433.4 million of holding company liquidity and, to strengthen our liquidity position and capital flexibility during this period of uncertainty, we drew $200.0 million under our revolving credit facility in March, as further described below. Refer to the risk factor disclosed in Item 8.01 of our Current Report on Form 8-K filed on May 5, 2020 for a discussion of COVID-19 related factors that could impact our liquidity and capital resources in the future.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our insurance subsidiaries’ ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the jurisdictions in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. The dividend requirements and regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. Regulatory actions in response to COVID-19 could further restrict our insurance subsidiaries’ ability to pay us dividends. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2019 Annual Report and the risk factor disclosed in Item 8.01 of our Current Report on Form 8-K filed on May 5, 2020. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”).
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries and may base these changes using different factors including industry studies, management actions or market conditions. The rating agencies’ assessment of the Company may consider the results of internally developed stress testing models and potential impacts to our earnings and capital, including from COVID-19 and the associated economic environment. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance company subsidiaries could adversely affect our results of operations and financial condition” in our 2019 Annual Report.
For the year ending December 31, 2020, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is $423.7 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Holding Company
As of March 31, 2020, we had approximately $433.4 million in holding company liquidity, which was $208.4 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and Mandatory Convertible Preferred Stock (“MCPS”) dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $794.2 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. “Holding company liquidity” excludes the $200.0 million we drew down from our Credit Facility in March 2020 as the proceeds were for risk management purposes only and not expected to be used. We can use the assets that comprise holding company liquidity for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $127.0 million for First Quarter 2020. In 2019, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $748.0 million.

In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During First Quarter 2020 and the year ended December 31, 2019, we made common stock repurchases and paid dividends to our common stockholders of $95.3 million and $426.3 million, respectively. We are exercising additional caution relative to capital deployment in light of the current economic environment and the start of catastrophe season. This will include ongoing evaluation of acquisitions and share repurchases, which may slow down or pause until we have greater certainty.
In 2014, we made an approximately 40% investment in Iké, a services assistance business, for which we paid approximately $110.0 million. We also entered into a shareholders’ agreement with the majority shareholders that provided us with the right to acquire the remainder of Iké from the majority shareholders, and the majority shareholders the right to put their interests in Iké to us, in mid-2019. In April 2019, we entered into a cooperation agreement with the majority shareholders of Iké to explore strategic alternatives. We also agreed to delay the call and put rights to January 31, 2020. In the third quarter of 2019, we decided to pursue the sale of our interests in Iké and on January 29, 2020, we entered into agreements to sell our interest in Iké to the management shareholders. We expect closing to occur in the second quarter of 2020 resulting in an expected net cash outflow of $54 million, plus seller financing in an amount of up to $40 million as well as transaction costs. In connection with the entry into the sale agreement, we entered into a financial derivative that provides an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price will be paid in Mexican Pesos. See Note 5 in the accompanying Notes to Consolidated Financial Statements elsewhere in this Report.
On May 1, 2020, we completed our acquisition of AFAS, a provider of finance and insurance products and services including vehicle service contracts and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states, for $157.5 million.
In management’s opinion, dividends from our subsidiaries and other expected cash inflows together with our income and gains from our investment portfolio and cash and liquid assets on hand will provide sufficient liquidity to meet our needs in the ordinary course of business.
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
Alternative asset portfolio structures are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk preference. Scenario testing of significant liability assumptions and new business projections is also performed. Specific to COVID-19, several scenarios around impact on near term asset and liability projections, including new business, were modeled and evaluated.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit

Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $241.0 million was available as of March 31, 2020) . In addition, in January 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.63 per common share on March 16, 2020 to stockholders of record as of February 24, 2020, and dividends of $1.6250 per share of MCPS on March 16, 2020 to stockholders of record as of March 1, 2020. Any determination to pay future dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant, including the impact of COVID-19 on our business. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined below), we generally may not make payments on our capital stock.
During First Quarter 2020, the Company repurchased 480,967 shares of our outstanding common stock at a cost of $57.3 million, exclusive of commissions. As of March 31, 2020, $429.0 million remained under the Board repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the impact of COVID-19 on our business.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9378 (the “minimum conversion rate”) and 1.1254 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $4.7 million for each of First Quarter 2020 and First Quarter 2019. For additional information regarding the MCPS, see Note 16 in the Consolidated Financial Statements included elsewhere in this Report.
Outstanding Debt
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.9	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.6	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.0	300.0	297.8
4.90% Senior Notes due March 2028	300.0	296.9	300.0	296.8
3.70% Senior Notes due February 2030	350.0	346.8	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.2	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.1	400.0	395.0
Total Senior and Subordinated Notes		2,007.5		2,006.9
Revolving Credit Facility (3)	200.0	200.0	—	—
Total Debt		$2,207.5		$2,006.9

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25%.

(2)	Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

(3)	Interest rates are periodically reset. Current interest period ends in June 2020 and bears floating interest at a rate equal to three-month LIBOR plus 1.50%.
Senior and Subordinated Notes
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
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (2.48% as of March 31, 2020) and matures in March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million outstanding aggregate principal amount of the 2021 Senior Notes.

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
On March 27, 2020, we drew down $200.0 million from our Credit Facility as a precautionary measure to strengthen our liquidity position and capital flexibility during this period of uncertainty. The proceeds from the draw were held at the holding company as of March 31, 2020, but have been excluded from the $433.4 million of holding company liquidity as they are for risk management purposes only and not expected to be used.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $241.0 million out of the $450.0 million was available as of March 31, 2020, due to $200.0 million of borrowings outstanding under the Credit Facility and $9.0 million of outstanding letters of credit.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 18 to the Consolidated Financial Statements, included elsewhere in this Report.
Cash Flows
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2020	2019
Operating activities	$(123.7)	$246.7
Investing activities	181.9	(447.2)
Financing activities	91.4	220.9
Effect of exchange rate changes on cash and cash equivalents	(16.8)	(0.2)
Net change in cash	$132.8	$20.2

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
Net cash used in operating activities was $123.7 million for First Quarter 2020 compared to net cash provided by operating activities of $246.7 million for First Quarter 2019. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle business. The primary factors contributing to the variance included timing of cumulative payments to a vendor related to a program initiated in 2019 for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties, an increase in follow-on commission payments associated with both higher Fourth Quarter 2019 premiums and 2019 full year programs, as well as absence of a prior year receipt of prepaid premiums for our Japan business given subsequent changes in payment terms under the program.
Net cash provided by investing activities was $181.9 million for First Quarter 2020 compared to net cash used by investing activities of $447.2 million for First Quarter 2019, primarily due to the ongoing management of our investment portfolio. Additionally, cash used in investing for First Quarter 2019 was driven by our CIEs related to timing of purchases of securities in connection with CLO structures launched in 2019. For additional information, see Note 10 to the Consolidated Financial Statements included elsewhere in the Report.
Net cash provided by financing activities was $91.4 million for First Quarter 2020 compared to $220.9 million for First Quarter 2019. The decrease in net cash provided by financing activities was primarily due to $290.2 million of cash from our CIEs provided in First Quarter 2019, net of repayments of borrowings to short-term warehouse facilities primarily related to the timing of CLO structures launched each year. This was partially offset by a $200.0 million drawdown from our Credit Facility as a precautionary measure to strengthen our liquidity position and capital flexibility during this period of uncertainty. For additional information, see Note 13 to the Consolidated Financial Statements included elsewhere in the Report.

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Interest paid on debt	$50.8	$50.4
Common stock dividends	38.0	37.4
Preferred stock dividends	4.7	4.7
Total	$93.5	$92.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $12.1 million of letters of credit outstanding as of March 31, 2020 and December 31, 2019.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2019 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during First Quarter 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2020, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material pending legal and regulatory matters in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 19 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2019 Annual Report and the risk factor disclosed in Item 8.01 of our Current Report on Form 8-K filed on May 5, 2020. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	117,870	$131.23	117,870	$470.8
February 1 - February 29	134,000	136.52	134,000	452.5
March 1 - March 31	229,097	102.30	229,097	429.0
Total	480,967	$118.92	480,967	$429.0

(1)
Shares purchased pursuant to the November 5, 2018 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. As of March 31, 2020, approximately $429.0 million remained under the November 2018 authorization.

Item 6. Exhibits
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

By:	/s/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	President and Chief Executive Officer

By:	/s/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Title:	Executive Vice President and Chief Financial Officer

Date: May 8, 2020