Form 10-Q
period 2020-06-30
ASSURANT, INC.
filed 2020-08-07
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 31, 2020 was 59,648,077.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2020	December 31, 2019
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $11,050.4 and $11,064.8 at June 30, 2020 and December 31, 2019, respectively)	$12,639.6	$12,322.4
Equity securities at fair value	376.3	388.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $4.1 at June 30, 2020)	790.1	815.0
Short-term investments	207.8	402.5
Other investments (net of allowances for credit losses of $1.4 at June 30, 2020)	632.4	638.9
Total investments	14,646.2	14,567.3
Cash and cash equivalents	2,137.5	1,867.1
Premiums and accounts receivable (net of allowances for credit losses of $16.8 at June 30, 2020)	1,475.4	1,692.8
Reinsurance recoverables (net of allowances for credit losses of $26.8 at June 30, 2020)	9,581.9	9,593.4
Accrued investment income	143.0	131.1
Deferred acquisition costs	7,003.2	6,668.0
Property and equipment, net	450.1	433.7
Goodwill	2,441.4	2,343.4
Value of business acquired	1,539.9	2,004.3
Other intangible assets, net	582.1	540.2
Other assets (net of allowances for credit losses of $1.9 at June 30, 2020)	708.1	590.1
Assets held in separate accounts	1,853.6	1,839.7
Assets of consolidated investment entities (1)	1,670.8	2,020.1
Total assets	$44,233.2	$44,291.2
Liabilities
Future policy benefits and expenses	$9,817.4	$9,807.3
Unearned premiums	16,557.2	16,603.6
Claims and benefits payable	2,669.1	2,687.7
Commissions payable	473.7	540.5
Reinsurance balances payable	364.8	358.5
Funds held under reinsurance	346.8	319.4
Accounts payable and other liabilities	2,417.3	2,758.5
Debt	2,208.0	2,006.9
Liabilities related to separate accounts	1,853.6	1,839.7
Liabilities of consolidated investment entities (1)	1,540.8	1,687.0
Total liabilities	38,248.7	38,609.1
Commitments and contingencies (Note 20)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 161,968,591 and 161,607,866 shares issued and 59,571,651 and 59,945,893 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1.6	1.6
Additional paid-in capital	4,550.4	4,537.7
Retained earnings	6,194.4	5,966.4
Accumulated other comprehensive income	568.9	411.5
Treasury stock, at cost; 102,396,940 and 101,661,973 shares at June 30, 2020 and December 31, 2019, respectively	(5,350.4)	(5,267.3)
Total Assurant, Inc. stockholders’ equity	5,967.8	5,652.8
Non-controlling interests	16.7	29.3
Total equity	5,984.5	5,682.1
Total liabilities and equity	$44,233.2	$44,291.2

(1)	The following table presents information on assets and liabilities related to consolidated investment entities as of June 30, 2020 and December 31, 2019.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2020	December 31, 2019
	(in millions)
Assets
Cash and cash equivalents	$14.9	$32.9
Investments, at fair value	1,635.5	1,957.9
Other receivables	20.4	29.3
Total assets	$1,670.8	$2,020.1
Liabilities
Collateralized loan obligation notes, at fair value	1,505.0	1,603.1
Other liabilities	35.8	83.9
Total liabilities	$1,540.8	$1,687.0

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,036.4	$2,032.7	$4,120.2	$3,937.1
Fees and other income	271.5	336.1	688.4	664.4
Net investment income	137.2	154.2	293.2	320.5
Net realized gains (losses) on investments (including $(7.8), $(0.6), $(13.1), and $(0.9) of impairment losses for the three and six months ended June 30, 2020 and 2019, respectively)	24.1	17.8	(71.2)	46.6
Amortization of deferred gains on disposal of businesses	2.4	4.7	6.6	12.5
Total revenues	2,471.6	2,545.5	5,037.2	4,981.1
Benefits, losses and expenses
Policyholder benefits	592.1	687.0	1,199.3	1,301.7
Amortization of deferred acquisition costs and value of business acquired	885.3	815.8	1,799.5	1,593.1
Underwriting, general and administrative expenses	736.2	823.7	1,644.3	1,623.6
Iké net losses (Note 5)	4.5	9.2	5.9	9.4
Interest expense	26.7	26.5	52.2	53.0
Total benefits, losses and expenses	2,244.8	2,362.2	4,701.2	4,580.8
Income before provision for income taxes	226.8	183.3	336.0	400.3
Provision for income taxes	48.4	40.7	1.8	89.1
Net income	178.4	142.6	334.2	311.2
Less: Net (income) loss attributable to non-controlling interests	(0.3)	1.5	(1.4)	(1.4)
Net income attributable to stockholders	178.1	144.1	332.8	309.8
Less: Preferred stock dividends	(4.6)	(4.6)	(9.3)	(9.3)
Net income attributable to common stockholders	$173.5	$139.5	$323.5	$300.5

Earnings Per Common Share
Basic	$2.87	$2.24	$5.35	$4.82
Diluted	$2.81	$2.21	$5.24	$4.73
Share Data
Weighted average common shares outstanding used in basic per common share calculations	60,363,577	62,222,090	60,483,244	62,407,429
Plus: Dilutive securities	2,983,612	3,066,357	2,990,068	3,153,501
Weighted average common shares used in diluted per common share calculations	63,347,189	65,288,447	63,473,312	65,560,930
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$178.4	$142.6	$334.2	$311.2
Other comprehensive income (loss):
Change in unrealized gains on investments, net of taxes of $(126.5), $(60.0), $(41.4) and $(129.0) for the three and six months ended June 30, 2020 and 2019, respectively	434.7	228.5	132.6	477.4
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $0.1, $0.3 and $0.3 for the three and six months ended June 30, 2020 and 2019, respectively	(0.6)	(2.9)	(1.2)	(3.2)
Change in non-credit related impairment losses, net of taxes of $(0.4), $(0.2), $0.3 and $(0.1) for the three and six months ended June 30, 2020 and 2019, respectively	1.5	0.7	(1.2)	0.5
Change in foreign currency translation, net of taxes of ($4.0), $(0.8), $5.7 and $(1.4) for the three and six months ended June 30, 2020 and 2019, respectively	46.6	(1.2)	(20.1)	9.0
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.5, $(0.1), $(12.6) and $(0.1) for the three and six months ended June 30, 2020 and 2019, respectively (1)	(1.7)	0.2	47.3	0.4
Total other comprehensive income	480.5	225.3	157.4	484.1
Total comprehensive income	658.9	367.9	491.6	795.3
Less: Comprehensive (income) loss attributable to non-controlling interests	(0.3)	1.5	(1.4)	(1.4)
Total comprehensive income attributable to stockholders	$658.6	$369.4	$490.2	$793.9

(1)	Change in six months ended June 30, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits plan. Refer to Note 19 for further information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at March 31, 2020	$2.9	$1.6	$4,540.6	$6,061.1	$88.4	$(5,324.6)	$16.2	$5,386.2
Stock plan issuances	—	—	—	—	—	—	—	—
Stock plan compensation expense	—	—	14.9	—	—	—	—	14.9
Common stock dividends ($0.63 per share)	—	—	—	(39.6)	—	—	—	(39.6)
Acquisition of common stock	—	—	(5.1)	—	—	(25.8)	—	(30.9)
Net income	—	—	—	178.1	—	—	0.3	178.4
Preferred stock dividends ($1.63 per share)	—	—	—	(4.6)	—	—	—	(4.6)
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	0.2	(0.4)
Other comprehensive income	—	—	—	—	480.5	—	—	480.5
Balance at June 30, 2020	$2.9	$1.6	$4,550.4	$6,194.4	$568.9	$(5,350.4)	$16.7	$5,984.5

	Three Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at March 31, 2019	$2.9	$1.6	$4,496.0	$5,879.7	$103.4	$(5,043.0)	$31.1	$5,471.7
Stock plan issuances	—	—	—	—	—	—	—	—
Stock plan compensation expense	—	—	14.2	—	—	—	—	14.2
Common stock dividends ($0.60 per share)	—	—	—	(38.3)	—	—	—	(38.3)
Acquisition of common stock	—	—	(1.0)	—	—	(50.1)	—	(51.1)
Net income	—	—	—	144.1	—	—	(1.5)	142.6
Preferred stock dividends ($1.63 per share)	—	—	—	(4.6)	—	—	—	(4.6)
Change in equity of non-controlling interests	—	—	—	—	—	—	0.5	0.5
Other comprehensive income	—	—	—	—	225.3	—	—	225.3
Balance at June 30, 2019	$2.9	$1.6	$4,509.2	$5,980.9	$328.7	$(5,093.1)	$30.1	$5,760.3

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan issuances	—	—	3.9	—	—	—	—	3.9
Stock plan compensation expense	—	—	26.4	—	—	—	—	26.4
Common stock dividends ($1.26 per share)	—	—	—	(77.6)	—	—	—	(77.6)
Acquisition of common stock	—	—	(17.6)	—	—	(83.1)	—	(100.7)
Net income	—	—	—	332.8	—	—	1.4	334.2
Preferred stock dividends ($3.25 per share)	—	—	—	(9.3)	—	—	—	(9.3)
Change in equity of non-controlling interests	—	—	—	2.5	—	—	(14.0)	(11.5)
Other comprehensive income	—	—	—	—	157.4	—	—	157.4
Balance at June 30, 2020	$2.9	$1.6	$4,550.4	$6,194.4	$568.9	$(5,350.4)	$16.7	$5,984.5

	Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan issuances	—	—	3.5	—	—	—	—	3.5
Stock plan compensation expense	—	—	25.7	—	—	—	—	25.7
Common stock dividends ($1.20 per share)	—	—	—	(75.7)	—	—	—	(75.7)
Acquisition of common stock	—	—	(15.6)	—	—	(100.7)	—	(116.3)
Net income	—	—	—	309.8	—	—	1.4	311.2
Preferred stock dividends ($3.25 per share)	—	—	—	(9.3)	—	—	—	(9.3)
Change in equity of non-controlling interests	—	—	—	(3.6)	—	—	6.8	3.2
Other comprehensive income	—	—	—	—	484.1	—	—	484.1
Balance at June 30, 2019	$2.9	$1.6	$4,509.2	$5,980.9	$328.7	$(5,093.1)	$30.1	$5,760.3

(1)
Amount relates to the adoption of a new accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020. Refer to Notes 3 and 6 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Operating activities
Net income attributable to stockholders	$332.8	$309.8
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	162.2	53.6
Amortization of deferred gains on disposal of businesses	(6.6)	(12.5)
Depreciation and amortization	65.0	60.1
Net realized losses (gains) on investments, including impairment losses	71.2	(46.6)
Stock based compensation expense	26.4	25.7
Other intangible asset impairment	—	14.6
Iké related charges, net of derivative gains (1)	1.7	9.4
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	139.9	501.0
Change in premiums and accounts receivable	202.7	(99.4)
Change in commissions payable	(55.8)	6.9
Change in reinsurance recoverable	38.5	85.1
Change in reinsurance balance payable	13.2	(12.7)
Change in funds withheld under reinsurance	29.8	34.4
Change in deferred acquisition costs and value of business acquired	(145.2)	(438.6)
Change in taxes (receivable) payable	(214.2)	30.1
Change in other assets and other liabilities	(369.3)	190.7
Other	(0.1)	14.1
Net cash provided by operating activities	292.2	725.7
Investing activities
Sales of:
Fixed maturity securities available for sale	403.4	1,262.3
Equity securities	11.2	52.5
Other invested assets	35.8	22.1
Iké foreign currency hedge (1)	22.0	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	453.2	295.9
Commercial mortgage loans on real estate	20.6	32.2
Purchases of:
Fixed maturity securities available for sale	(995.6)	(1,731.7)
Equity securities	(26.9)	(43.8)
Commercial mortgage loans on real estate	(3.0)	(52.3)
Other invested assets (2)	(46.7)	(24.9)
Property and equipment and other	(46.2)	(57.8)
Subsidiaries, net of cash transferred (3)	(135.8)	—
Net cash outflow related to sale of interests in Iké and termination of put/call obligations (1)	(73.3)	—
Consolidated investment entities (4):
Purchases of investments	(312.5)	(874.0)
Sale of investments	502.7	488.5
Change in short-term investments	159.0	18.9

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

Other	(0.1)	2.5
Net cash used in investing activities	(32.2)	(609.6)
Financing activities
Issuance of collateralized loan obligation notes (4)	—	416.4
Issuance of debt for consolidated investment entities (4)	—	189.1
Repayment of debt for consolidated investment entities (4)	(1.2)	(318.1)
Borrowings under secured revolving credit facility	200.0	—
Acquisition of common stock	(86.2)	(98.5)
Common stock dividends paid	(77.6)	(75.7)
Preferred stock dividends paid	(9.3)	(9.3)
Employee stock purchases and withholdings	(13.7)	14.7
Net cash provided by financing activities	12.0	118.6
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.7
Change in cash and cash equivalents	270.4	236.4
Cash and cash equivalents at beginning of period	1,867.1	1,254.0
Cash and cash equivalents at end of period	$2,137.5	$1,490.4

(1)	Relates to Iké disposition and related financing. Refer to Note 5 for additional information.

(2)	Includes loan to Iké Grupo. Refer to Note 5 for additional information.

(3)
Consists of $175.4 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc., net of $39.6 million of cash acquired. Refer to Note 4 for additional information.

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
The interim financial data as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Recent Accounting Pronouncements
Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities (codified in the FASB Accounting Standards Codification Topic 326 (“ASC 326”)). For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses are measured in a manner similar to accounting requirements in effect prior to adoption; however, the amended guidance requires that credit-related impairment losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, premium receivables, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard as of January 1, 2020. Refer to Note 6 for additional information.
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
The guidance will be effective for the Company beginning January 1, 2022, including interim periods within that year. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions. In July 2020, the FASB issued a proposed accounting standards update that, if adopted, would extend the effective date of this guidance for the Company to January 1, 2023 (with early adoption permitted) and the application transition date would be January 1, 2022.
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in run-off). The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
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
Improvements to Convertible Instruments and Contracts in an Entity’s Own Equity: In August 2020, the FASB issued guidance that simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more contracts in an entity’s own equity to qualify for it. The guidance also simplifies the diluted earnings per common share (“EPS”) calculation in the areas of convertible instruments and instruments that qualify for the derivatives scope exception for contracts in an entity’s own equity to address accounting for the guidance changes to the classification, recognition and measurement.
This guidance will be effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company is evaluating the requirements of this guidance and the potential impact on its financial position and results of operations.

4. Acquisitions
American Financial & Automotive Services
On May 1, 2020, the Company acquired American Financial & Automotive Services, Inc. (“AFAS”), a provider of auto finance and insurance products and services, including vehicle service contracts, guaranteed asset protection insurance and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states. The total consideration was $176.9 million, comprised of a base purchase price of $157.5 million, contingent consideration of $1.5 million and other purchase price adjustments of $17.9 million, including excess cash in the business. The transaction resulted in provisional estimates of $2.9 million in net liabilities, $104.0 million of goodwill and $75.8 million of other intangible assets, which are primarily dealer relationships amortizable over 15 years.

5. Sale of Investment in Iké
In 2014, the Company made an approximately 40% investment in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”), a services assistance business, for which the Company paid approximately $110.0 million. At the same time, the Company also entered into a shareholders’ agreement that provided the right to acquire the remainder of Iké from the majority shareholders and the majority shareholders the right to put their interests in Iké to the Company (together, the “put/call”) in mid-2019 at a predetermined price. During 2019, the Company entered into a cooperation agreement with the majority shareholders of Iké to extend the put/call. In January 2020, in lieu of exercising the put/call, the Company entered into a formal agreement to sell its interests in Iké.
In May 2020, the Company completed the sale of its interests in Iké and terminated its put/call obligations recognizing a net loss on sale of $3.9 million pre-tax and $2.9 million after-tax. Prior to the sale, the Company recorded aggregate impairment losses and put/call valuation losses of $22.3 million for the six months ended June 30, 2020, compared to $9.4 million for the six months ended June 30, 2019. In connection with the anticipated sale, the Company entered into a financial derivative in January 2020 that provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. The Company settled its position upon the sale, resulting in a cash inflow of $22.0 million, and net realized (losses) gains on the derivative of $(0.6) million and $20.3 million for the three and six months ended June 30, 2020, respectively.
In total, the Company recorded net pre-tax charges of $4.5 million and $9.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.9 million and $9.4 million for the six months ended June 30, 2020 and 2019, respectively, presented as Iké net losses in the consolidated statements of operations. For the six months ended June 30, 2020, total impairment and put/call losses resulted in a tax benefit of $6.7 million; however, this was fully offset by a valuation allowance as the realizability of the tax losses in the related tax jurisdiction is unlikely. There was tax expense of $4.3 million on the income arising on the financial derivative, as such contract was originated in the U.S. tax jurisdiction. As such, after-tax charges of $3.5 million and $6.4 million were recorded for the three months ended June 30, 2020 and 2019, respectively, and $9.3 million and $6.6 million were recorded for the six months ended June 30, 2020 and 2019, respectively.
In connection with the sale, the Company provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). The Iké Loan matures in May 2025, bears floating interest at a rate equal to three-month LIBOR plus 4.25% per annum payable quarterly and provides for quarterly principal amortization payments through the maturity date. The

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Iké Loan is classified in other investments in the consolidated balance sheets and resultant interest income will be reflected as a component of net investment income in the consolidated statement of operations.

6. Allowance for Credit Losses
The Company adopted ASC 326 using a modified retrospective method for all financial assets measured at amortized cost. Results for the reporting periods beginning January 1, 2020 and after are presented under ASC 326 while prior period amounts are reported in accordance with previous applicable GAAP. The Company recorded a decrease of $20.4 million to retained earnings, net of tax, as of January 1, 2020 for the cumulative impact of adoption.
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

The total allowance for credit losses for the financial assets was $51.0 million, $46.2 million and $20.3 million as of June 30, 2020, January 1, 2020 (date of adoption) and December 31, 2019, respectively.
For the six months ended June 30, 2020, the net increase in the allowance for credit losses that reduced pre-tax income was $7.7 million, consisting of increases in the allowance for credit losses of $11.6 million, partially offset by recoveries of $3.9 million, principally related to account write-downs established prior to implementation of the new standard. The net increase is classified in the consolidated statements of operations as follows: $4.4 million is included in underwriting, general and administrative expenses and $3.3 million included in net realized losses on investments, comprised of $1.9 million related to commercial mortgage loans on real estate and $1.4 million related to the Iké Loan (as referenced in Note 5).
For the six months ended June 30, 2020, other net increases to the allowance for credit losses that did not impact income were $23.0 million, including the cumulative effect of adoption of $25.9 million, financial asset write-offs of $2.8 million and foreign currency translation adjustments.
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of June 30, 2020 and December 31, 2019, reinsurance recoverables totaled $9.58 billion and $9.59 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds-withheld arrangement.
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
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 71% were rated A- or better, 24% were rated BBB or BB, and 5% were not rated based on the Company’s analysis and assigned ratings.
The following table presents the changes in the CECL allowance for reinsurance recoverables by portfolio segment for the six months ended June 30, 2020.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance, December 31, 2019	$2.5	$0.3	$—	$—	$2.8
Cumulative effect of adoption	3.9	0.7	0.2	17.7	22.5
Incremental allowance	0.6	0.2	—	3.2	4.0
Recoveries	(2.5)	—	—	—	(2.5)
Balance, June 30, 2020	$4.5	$1.2	$0.2	$20.9	$26.8

For the six months ended June 30, 2020, the incremental allowance of $4.0 million was principally due to the reduction of anticipated recoveries upon default following the recent economic downturn related to COVID-19. When determining the allowance at June 30, 2020, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or other negative credit indications of the Company’s reinsurers. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including, but not limited to, collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and account receivables for the six months ended June 30, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance, December 31, 2019	$14.2	$0.2	$0.5	$0.4	$15.3
Cumulative effect of adoption	1.3	0.5	—	—	1.8
Acquired allowance as of acquisition date	0.4	—	—	—	0.4
Incremental allowance	3.1	0.7	—	0.2	4.0
Recoveries	(1.4)	—	—	—	(1.4)
Write-offs	(2.8)	—	—	—	(2.8)
Foreign currency translation	(0.5)	—	—	—	(0.5)
Balance, June 30, 2020	$14.3	$1.4	$0.5	$0.6	$16.8

For the six months ended June 30, 2020, the incremental allowance of $4.0 million relates to an increase in past due accounts and default factors following the economic downturn related to COVID-19 to reflect the expectation that future defaults will exceed historical defaults. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of June 30, 2020, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.2 million as of June 30, 2020 and from $0.1 million to $12.3 million as of December 31, 2019.
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
The Company places loans on nonaccrual status after 90 days of delinquent payments (unless the loans are secured and in the process of collection). A loan may be placed on nonaccrual status before this time if information is available that suggests collection is unlikely. The Company charges off loan and accrued interest balances that are deemed uncollectible. Charge offs are recorded to net income in the period deemed uncollectible.
Upon adoption of ASC 326 on January 1, 2020, the Company increased its allowance for credit losses from $0.6 million to $2.2 million with the after-tax impact of $1.3 million reflected in retained earnings. For the six months ended June 30, 2020, the CECL allowance was increased by an additional $1.9 million due to an increase in anticipated default factors following the recent economic downturn related to COVID-19.
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at June 30, 2020.

	Origination Year
	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$109.6	$188.7	$147.0	$91.4	$239.0	$775.7	97.6%
71% to 80%	7.0	—	—	6.9	—	13.9	1.8%
81% to 95%	—	—	—	—	4.6	4.6	0.6%
Total	$116.6	$188.7	$147.0	$98.3	$243.6	$794.2	100.0%

	Origination Year
	2019	2018	2017	2016	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$37.4	$71.6	$72.7	$67.7	$111.7	$361.1	45.4%
1.5 to 2.0	41.7	73.7	47.9	20.9	61.0	245.2	30.9%
1.0 to 1.5	37.5	43.4	26.4	9.7	66.5	183.5	23.1%
Less than 1.0	—	—	—	—	4.4	4.4	0.6%
Total	$116.6	$188.7	$147.0	$98.3	$243.6	$794.2	100.0%

(1)	LTV ratio derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated at least annually.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

(2)	DSC ratio calculated using most recent reported operating income results from property operators divided by annual debt service coverage.

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

7. Income Taxes
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
During the six months ended June 30, 2020, the Company filed a refund claim for $198.4 million and recorded a $79.3 million tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of the deferred tax asset of $107.1 million and increase to the current receivable of $186.4 million. The Company accrued a $5.1 million after-tax interest benefit related to the refund from the carryback for the three months ended June 30, 2020, included in the provision for income taxes in the consolidated statements of operations. The Company also recorded a $1.7 million refundable employee retention tax credit for the three months ended June 30, 2020, included in underwriting, general and administrative expenses in the consolidated statements of operations. Due to the recent enactment of this legislation, the Company continues to assess the potential tax impacts on its financial position and results of operations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

8. Segment Information
As of June 30, 2020, the Company had four reportable segments, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:

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

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2020

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,568.1	$453.2	$15.1	$—	$2,036.4
Fees and other income	200.6	35.7	35.2	—	271.5
Net investment income	44.2	16.4	70.1	6.5	137.2
Net realized gains on investments	—	—	—	24.1	24.1
Amortization of deferred gains on disposal of businesses	—	—	—	2.4	2.4
Total revenues	1,812.9	505.3	120.4	33.0	2,471.6
Benefits, losses and expenses
Policyholder benefits	343.1	180.4	68.5	0.1	592.1
Amortization of deferred acquisition costs and value of business acquired	810.8	56.2	18.3	—	885.3
Underwriting, general and administrative expenses	500.7	161.1	16.1	58.3	736.2
Iké net losses	—	—	—	4.5	4.5
Interest expense	—	—	—	26.7	26.7
Total benefits, losses and expenses	1,654.6	397.7	102.9	89.6	2,244.8
Segment income (loss) before provision (benefit) for income tax	158.3	107.6	17.5	(56.6)	226.8
Provision (benefit) for income taxes	36.5	22.2	3.8	(14.1)	48.4
Segment income (loss) after taxes	121.8	85.4	13.7	(42.5)	178.4
Less: Net income attributable to non-controlling interests	—	—	—	(0.3)	(0.3)
Net income (loss) attributable to stockholders	121.8	85.4	13.7	(42.8)	178.1
Less: Preferred stock dividends	—	—	—	(4.6)	(4.6)
Net income (loss) attributable to common stockholders	$121.8	$85.4	$13.7	$(47.4)	$173.5
	As of June 30, 2020
Segment assets:	$22,763.9	$4,036.9	$7,473.2	$9,959.2	$44,233.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,545.5	$471.8	$15.4	$—	$2,032.7
Fees and other income	263.6	38.3	34.2	—	336.1
Net investment income	56.5	18.8	70.6	8.3	154.2
Net realized gains on investments	—	—	—	17.8	17.8
Amortization of deferred gains on disposal of businesses	—	—	—	4.7	4.7
Total revenues	1,865.6	528.9	120.2	30.8	2,545.5
Benefits, losses and expenses
Policyholder benefits	412.9	207.8	66.2	0.1	687.0
Amortization of deferred acquisition costs and value of business acquired	740.7	57.5	17.6	—	815.8
Underwriting, general and administrative expenses	570.2	173.3	14.7	65.5	823.7
Iké net losses	—	—	—	9.2	9.2
Interest expense	—	—	—	26.5	26.5
Total benefits, losses and expenses	1,723.8	438.6	98.5	101.3	2,362.2
Segment income (loss) before provision (benefit) for income tax	141.8	90.3	21.7	(70.5)	183.3
Provision (benefit) for income taxes	32.5	18.8	4.8	(15.4)	40.7
Segment income (loss) after taxes	109.3	71.5	16.9	(55.1)	142.6
Less: Net loss attributable to non-controlling interest	—	—	—	1.5	1.5
Net income (loss) attributable to stockholders	109.3	71.5	16.9	(53.6)	144.1
Less: Preferred stock dividends	—	—	—	(4.6)	(4.6)
Net income (loss) attributable to common stockholders	$109.3	$71.5	$16.9	$(58.2)	$139.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2020

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$3,165.8	$921.0	$33.4	$—	$4,120.2
Fees and other income	549.8	68.3	70.3	—	688.4
Net investment income	98.9	38.4	140.2	15.7	293.2
Net realized losses on investments	—	—	—	(71.2)	(71.2)
Amortization of deferred gains on disposal of businesses	—	—	—	6.6	6.6
Total revenues	3,814.5	1,027.7	243.9	(48.9)	5,037.2
Benefits, losses and expenses
Policyholder benefits	679.3	379.1	140.5	0.4	1,199.3
Amortization of deferred acquisition costs and value of business acquired	1,649.2	113.1	37.2	—	1,799.5
Underwriting, general and administrative expenses	1,168.6	334.4	33.1	108.2	1,644.3
Iké net losses	—	—	—	5.9	5.9
Interest expense	—	—	—	52.2	52.2
Total benefits, losses and expenses	3,497.1	826.6	210.8	166.7	4,701.2
Segment income (loss) before provision (benefit) for income tax	317.4	201.1	33.1	(215.6)	336.0
Provision (benefit) for income taxes	74.7	41.5	7.1	(121.5)	1.8
Segment income (loss) after taxes	242.7	159.6	26.0	(94.1)	334.2
Less: Net income attributable to non-controlling interests	—	—	—	(1.4)	(1.4)
Net income (loss) attributable to stockholders	242.7	159.6	26.0	(95.5)	332.8
Less: Preferred stock dividends	—	—	—	(9.3)	(9.3)
Net income (loss) attributable to common stockholders	$242.7	$159.6	$26.0	$(104.8)	$323.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$2,974.0	$931.9	$31.2	$—	$3,937.1
Fees and other income	516.7	78.2	67.5	2.0	664.4
Net investment income	115.4	44.2	139.7	21.2	320.5
Net realized gains on investments	—	—	—	46.6	46.6
Amortization of deferred gains on disposal of businesses	—	—	—	12.5	12.5
Total revenues	3,606.1	1,054.3	238.4	82.3	4,981.1
Benefits, losses and expenses
Policyholder benefits	760.1	406.7	134.8	0.1	1,301.7
Amortization of deferred acquisition costs and value of business acquired	1,446.5	111.4	35.2	—	1,593.1
Underwriting, general and administrative expenses	1,126.0	354.0	31.6	112.0	1,623.6
Iké net losses	—	—	—	9.4	9.4
Interest expense	—	—	—	53.0	53.0
Total benefits, losses and expenses	3,332.6	872.1	201.6	174.5	4,580.8
Segment income (loss) before provision (benefit) for income tax	273.5	182.2	36.8	(92.2)	400.3
Provision (benefit) for income taxes	63.6	38.0	8.1	(20.6)	89.1
Segment income (loss) after taxes	209.9	144.2	28.7	(71.6)	311.2
Less: Net income attributable to non-controlling interest	—	—	—	(1.4)	(1.4)
Net income (loss) attributable to stockholders	209.9	144.2	28.7	(73.0)	309.8
Less: Preferred stock dividends	—	—	—	(9.3)	(9.3)
Net income (loss) attributable to common stockholders	$209.9	$144.2	$28.7	$(82.3)	$300.5

9. Contract Revenues
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $155.6 million and $218.2 million for Global Lifestyle and $23.7 million and $27.4 million for Global Housing for the three months ended June 30, 2020 and 2019, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $454.7 million and $425.8 million for Global Lifestyle and $45.8 million and $57.6 million for Global Housing for the six months ended June 30, 2020 and 2019, respectively.

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
Contract Balances
The receivables and unearned revenue under these contracts were $199.8 million and $83.2 million, respectively, as of June 30, 2020, and $185.0 million and $87.6 million, respectively, as of December 31, 2019. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended June 30, 2020 and 2019 that was included in unearned revenue as of December 31, 2019 and 2018 was $7.0 million and $14.6 million, respectively. Revenue from service contracts and sales of products recognized during the six months ended June 30, 2020 and 2019 that was included in unearned revenue as of December 31, 2019 and 2018 was $27.2 million and $30.2 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2020 and December 31, 2019, the Company has approximately $15.5 million and $25.8 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

10. Investments
The following tables show the cost or amortized cost, gross unrealized gains and losses, fair value and impairment included within accumulated other comprehensive income (“AOCI”) of the Company’s fixed maturity securities as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$129.2	$7.4	$—	$136.6	$—
States, municipalities and political subdivisions	205.3	31.3	—	236.6	—
Foreign governments	884.3	144.3	(1.1)	1,027.5	—
Asset-backed	485.7	3.5	(10.2)	479.0	—
Commercial mortgage-backed	240.4	13.1	(4.8)	248.7	—
Residential mortgage-backed	1,134.7	98.6	(0.2)	1,233.1	2.7
U.S. corporate	5,874.7	1,021.0	(32.1)	6,863.6	15.4
Foreign corporate	2,096.1	322.5	(4.1)	2,414.5	—
Total fixed maturity securities	$11,050.4	$1,641.7	$(52.5)	$12,639.6	$18.1

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$188.9	$5.3	$(0.1)	$194.1	$—
States, municipalities and political subdivisions	216.1	26.4	—	242.5	—
Foreign governments	916.9	94.3	(0.8)	1,010.4	—
Asset-backed	502.4	3.1	(2.3)	503.2	—
Commercial mortgage-backed	212.7	10.2	(0.8)	222.1	—
Residential mortgage-backed	1,235.3	52.4	(1.4)	1,286.3	3.1
U.S. corporate	5,679.8	818.9	(2.1)	6,496.6	16.5
Foreign corporate	2,112.7	255.4	(0.9)	2,367.2	—
Total fixed maturity securities	$11,064.8	$1,266.0	$(8.4)	$12,322.4	$19.6

(1)
Represents the amount of non-credit related impairment recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date prior to adoption of ASC 326. See Note 3 for further information.

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% of the overall investment portfolio as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $38.7 million and $51.9 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2020 and December 31, 2019, revenue bonds accounted for 58% and 60% of the holdings, respectively. Excluding pre-refunded bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases and other miscellaneous sources such as bond banks, finance authorities and appropriations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of June 30, 2020, approximately 58%, 12% and 7% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2019, approximately 58%, 20% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. No other country represented more than 5% of the Company’s foreign government securities as of June 30, 2020 and December 31, 2019.
The Company had European investment exposure in its corporate fixed maturity securities of $831.0 million with a net unrealized gain of $102.0 million as of June 30, 2020 and $802.3 million with a net unrealized gain of $82.4 million as of December 31, 2019. Approximately 27% and 28% of the corporate fixed maturity European exposure was held in the financial industry as of June 30, 2020 and December 31, 2019, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company’s corporate fixed maturity securities as of June 30, 2020 and December 31, 2019. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $721.4 million with a net unrealized gain of $49.3 million as of June 30, 2020 and $784.4 million with a net unrealized gain of $93.1 million as of December 31, 2019. Approximately 85% and 94% of the energy exposure is rated as investment grade as of June 30, 2020 and December 31, 2019, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$469.9	$475.3
Due after one year through five years	2,449.4	2,598.3
Due after five years through ten years	2,436.6	2,721.7
Due after ten years	3,833.7	4,883.5
Total	9,189.6	10,678.8
Asset-backed	485.7	479.0
Commercial mortgage-backed	240.4	248.7
Residential mortgage-backed	1,134.7	1,233.1
Total	$11,050.4	$12,639.6

The following table sets forth the net realized gains (losses), including impairment, recognized in the statement of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$(1.2)	$8.0	$5.8	$7.7
Equity securities (1)	21.4	7.0	(26.8)	36.9
Commercial mortgage loans on real estate	(0.4)	—	(1.8)	—
Other investments	(3.8)	5.2	(3.0)	5.1
Consolidated investment entities (2)	15.9	(1.8)	(32.3)	(2.2)
Total net realized gains (losses) related to sales and other	31.9	18.4	(58.1)	47.5
Net realized losses related to impairments:
Fixed maturity securities	(0.6)	(0.6)	(1.7)	(0.9)
Other investments (3)	(7.2)	—	(11.4)	—
Total net realized losses related to impairments	(7.8)	(0.6)	(13.1)	(0.9)
Total net realized gains (losses)	$24.1	$17.8	$(71.2)	$46.6

(1)
Six months ended June 30, 2020 and 2019 includes $2.2 million and $10.4 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative. There were no changes in fair value recorded on equity investments holdings accounted for under the measurement alternative for the three months ended June 30, 2020 and 2019.

(2)	Consists of net realized losses from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”). Refer to Note 11 for additional information.

(3)	Results for the three and six months ended June 30, 2020 consist of impairment losses on equity investment holdings accounted for under the measurement alternative.
The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$21.4	$7.0	$(26.8)	$36.9
Less: Net realized gains (losses) related to sales of equity securities	0.9	0.1	0.9	(0.9)
Total net unrealized gains (losses) on equity securities held	$20.5	$6.9	$(27.7)	$37.8

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Foreign governments	30.2	(1.1)	—	—	30.2	(1.1)
Asset-backed	139.2	(5.3)	82.4	(4.9)	221.6	(10.2)
Commercial mortgage-backed	44.1	(3.9)	4.4	(0.9)	48.5	(4.8)
Residential mortgage-backed	14.8	(0.1)	1.5	(0.1)	16.3	(0.2)
U.S. corporate	312.9	(29.0)	17.7	(3.1)	330.6	(32.1)
Foreign corporate	109.9	(4.1)	—	—	109.9	(4.1)
Total fixed maturity securities	$651.1	$(43.5)	$106.0	$(9.0)	$757.1	$(52.5)

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

Total gross unrealized losses represented approximately 7% and 1% of the aggregate fair value of the related securities as of June 30, 2020 and December 31, 2019, respectively. Approximately 83% and 49% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2020 and December 31, 2019, respectively. The total gross unrealized losses are comprised of 418 and 330 individual securities as of June 30, 2020 and December 31, 2019, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of June 30, 2020 and December 31, 2019 were related to non-credit factors and therefore, did not incur credit-related losses during the three and six months ended June 30, 2020 (and therefore, there was no allowance recognized as of June 30, 2020). Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

11. Variable Interest Entities
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
As of June 30, 2020, the Company and its subsidiaries held a range of 43.8% to 100.0% of the most subordinated debt tranches of four CLO entities and 5.0% of senior debt tranches in one CLO entity, which represents a range of 6.0% to 8.8% overall ownership in each of the CLO entities. The carrying value of the Company’s investment in the CLOs that have closed was $51.4 million and $77.4 million in subordinated debt tranches and $20.6 million and $21.1 million in senior debt tranches as of June 30, 2020 and December 31, 2019, respectively. The Company’s investment in a fifth CLO structure, which had previously been funded by $124.9 million of contributions from the Company’s wholly owned subsidiaries, was liquidated during the second quarter of 2020.
The Company’s retained beneficial interests in subordinated tranches are measured at fair value using the market or income valuation techniques using significant unobservable inputs and assumptions, including prepayment, default rate, recovery lag, reinvestment, collateral liquidation price, discount rate and call date assumptions.
The CLO asset management platform was sold in July 2020. See Note 21 for additional information.
Real Estate Fund: The Company’s real estate fund investment is a closed ended fund that includes contributions from third party investors, which are recorded as non-controlling interests. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company has a majority investment in the real estate fund in the form of an equity interest. The carrying value of the Company’s investment in the real estate fund was $45.7 million and $88.3 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s unfunded commitment in the real estate fund was $1.2 million as of June 30, 2020.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 12 for the definition of the three levels of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for financial assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2020
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$14.9	$14.9	(1)	$—	$—
Corporate debt securities	1,581.0	—		1,581.0	—
Real estate fund	54.5	—		—	54.5
Total financial assets	$1,650.4	$14.9		$1,581.0	$54.5

Financial Liabilities
Collateralized loan obligation notes	$1,505.0	$—		$1,505.0	$—
Total financial liabilities	$1,505.0	$—		$1,505.0	$—

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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$54.4	$121.4	$107.2	$112.0
Purchases	—	15.4	—	15.4
Sales	—	—	(61.0)	—
Total income included in earnings	0.1	1.4	8.3	10.8
Balance, end of period	$54.5	$138.2	$54.5	$138.2

12. Fair Value Disclosures
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives, including the put/call for Iké. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2020
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$136.6	$—		$136.6		$—
States, municipalities and political subdivisions	236.6	—		236.6		—
Foreign governments	1,027.5	0.5		1,027.0		—
Asset-backed	479.0	—		479.0		—
Commercial mortgage-backed	248.7	—		228.3		20.4
Residential mortgage-backed	1,233.1	—		1,219.7		13.4
U.S. corporate	6,863.6	—		6,836.0		27.6
Foreign corporate	2,414.5	—		2,382.8		31.7
Equity securities:
Mutual funds	47.7	47.7		—		—
Common stocks	20.1	18.5		0.8		0.8
Non-redeemable preferred stocks	308.5	—		306.5		2.0
Short-term investments	173.7	159.4	(2)	14.3		—
Other investments	237.8	70.1	(1)	167.7	(3)	—
Cash equivalents	1,443.5	1,399.9	(2)	43.6	(3)	—
Other assets	3.4	—		3.0	(4)	0.4	(4)
Assets held in separate accounts	1,819.4	1,654.6	(1)	164.8	(3)	—
Total financial assets	$16,693.7	$3,350.7		$13,246.7		$96.3

Financial Liabilities
Other liabilities	$70.1	$70.1	(1)	$—		$—
Liabilities related to separate accounts	1,819.4	1,654.6	(1)	164.8	(3)	—
Total financial liabilities	$1,889.5	$1,724.7		$164.8		$—

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2019
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$194.1	$—		$194.1		$—
States, municipalities and political subdivisions	242.5	—		242.5		—
Foreign governments	1,010.4	0.3		1,010.1		—
Asset-backed	503.2	—		503.2		—
Commercial mortgage-backed	222.1	—		198.6		23.5
Residential mortgage-backed	1,286.3	—		1,286.3		—
U.S. corporate	6,496.6	—		6,494.8		1.8
Foreign corporate	2,367.2	—		2,331.5		35.7
Equity securities:
Mutual funds	45.5	45.5		—		—
Common stocks	23.5	22.8		0.7		—
Non-redeemable preferred stocks	319.5	—		317.3		2.2
Short-term investments	367.5	271.4	(2)	96.1		—
Other investments	234.6	70.3	(1)	164.3	(3)	—
Cash equivalents	1,287.5	1,277.8	(2)	9.7	(3)	—
Assets held in separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial assets	$16,406.8	$3,311.8		$13,031.8		$63.2

Financial Liabilities
Other liabilities	$172.0	$70.3	(1)	$101.5	(5)	$0.2
Liabilities related to separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial liabilities	$1,978.3	$1,694.0		$284.1		$0.2

(1)	Primarily includes mutual funds and related obligations.

(2)	Primarily includes money market funds.

(3)	Primarily includes fixed maturity securities and related obligations.

(4)	Primarily includes derivative assets.

(5)	Includes the put/call related to the investment in Iké. See Note 5 for more information.

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$790.1	$814.0	$—	$—	$814.0
Other investments	166.8	166.8	30.8	—	136.0
Other assets	26.9	26.9	—	—	26.9
Total financial assets	$983.8	$1,007.7	$30.8	$—	$976.9
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$527.8	$574.2	$—	$—	$574.2
Funds withheld under reinsurance	346.8	346.8	346.8	—	—
Debt	2,208.0	2,362.5	—	2,362.5	—
Total financial liabilities	$3,082.6	$3,283.5	$346.8	$2,362.5	$574.2

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$815.0	$843.8	$—	$—	$843.8
Other investments	140.0	140.0	30.7	—	109.3
Other assets	28.9	28.9	—	—	28.9
Total financial assets	$983.9	$1,012.7	$30.7	$—	$982.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$551.6	$588.4	$—	$—	$588.4
Funds withheld under reinsurance	319.4	319.4	319.4	—	—
Debt	2,006.9	2,190.6	—	2,190.6	—
Total financial liabilities	$2,877.9	$3,098.4	$319.4	$2,190.6	$588.4

(1)	Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

13. Reserves
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

	For the Six Months Ended June 30,
	2020	2019
Claims and benefits payable, at beginning of period	$2,687.7	$2,813.7
Less: Reinsurance ceded and other	(1,900.0)	(2,053.7)
Net claims and benefits payable, at beginning of period	787.7	760.0
Incurred losses and loss adjustment expenses related to:
Current year	1,242.1	1,339.4
Prior years	(43.1)	(37.7)
Total incurred losses and loss adjustment expenses	1,199.0	1,301.7
Paid losses and loss adjustment expenses related to:
Current year	786.9	882.9
Prior years	399.4	409.2
Total paid losses and loss adjustment expenses	1,186.3	1,292.1
Net claims and benefits payable, at end of period	800.4	769.6
Plus: Reinsurance ceded and other (1)	1,868.7	1,952.6
Claims and benefits payable, at end of period (1)	$2,669.1	$2,722.2

(1)
Includes reinsurance recoverables and claims and benefits payable of $72.0 million and $83.2 million as of June 30, 2020 and 2019, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $29.0 million and $30.3 million to the net favorable development during the six months ended June 30, 2020 and 2019, respectively. The net favorable development in both years was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $4.3 million and $3.9 million of net favorable development for the six months ended June 30, 2020 and 2019, respectively. The net favorable development in 2020 was primarily attributable to Lender-placed Insurance products from accident year 2019 due to lower than expected claim frequency for water damage and other claims. The net favorable development in 2019 was primarily attributable to prior catastrophes, whereby increased subrogation associated with the 2017 and 2018 California wildfires was partially offset by net unfavorable development from Hurricane Michael. Global Preneed and other contributed $9.8 million and $3.5 million in net favorable development for the six months ended June 30, 2020 and 2019, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

14. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.9	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.7	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.1	300.0	297.8
4.90% Senior Notes due March 2028	300.0	297.0	300.0	296.8
3.70% Senior Notes due February 2030	350.0	346.9	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.2	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.2	400.0	395.0
Total Senior and Subordinated Notes		2,008.0		2,006.9
Revolving Credit Facility (3)	200.0	200.0	—	—
Total Debt		$2,208.0		$2,006.9

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.

(2)	Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

(3)
Borrowings under the Credit Facility (as defined below) for second quarter 2020 bore a floating interest rate initially equal to three-month LIBOR plus 1.50% per annum. The loan was continued upon expiration of the initial interest period at a floating interest rate equal to one-month LIBOR plus 1.50% per annum.

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
On March 27, 2020, the Company drew down $200.0 million from its Credit Facility as a precautionary measure to strengthen its liquidity position and capital flexibility due to the uncertainty caused by the COVID-19 pandemic. The initial interest period for the loan ended on June 26, 2020 and bore a floating interest rate equal to three-month LIBOR plus 1.50% per annum. Upon the expiration of the initial interest period, the Company continued the $200.0 million loan for an additional month bearing a floating interest rate equal to one-month LIBOR plus 1.50% per annum. As of June 30, 2020, $241.0 million out of the $450.0 million was available under the Credit Facility, due to $200.0 million of borrowings and $9.0 million of letters of credit. Total interest expense on the $200.0 million draw for the three months ended June 30, 2020 was $1.5 million.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the acquisition of TWG Holdings Limited and its subsidiaries. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes on an effective yield basis. The amortization of the deferred gain for the three months ended June 30, 2020 and 2019 was $0.8 million, and the amortization of deferred gain for six months ended June 30, 2020 and 2019 was $1.5 million. The remaining deferred gain as of June 30, 2020 was $20.0 million.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

15. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended June 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2020	$(425.6)	$554.4	$16.5	$12.8	$(69.7)	$88.4
Change in accumulated other comprehensive income (loss) before reclassifications	26.9	432.6	—	1.5	—	461.0
Amounts reclassified from accumulated other comprehensive income (loss)	19.7	2.1	(0.6)	—	(1.7)	19.5
Net current-period other comprehensive income (loss)	46.6	434.7	(0.6)	1.5	(1.7)	480.5
Balance at June 30, 2020	$(379.0)	$989.1	$15.9	$14.3	$(71.4)	$568.9

	Three Months Ended June 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) gains on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2019	$(365.4)	$549.9	$18.1	$14.9	$(114.1)	$103.4
Change in accumulated other comprehensive (loss) income before reclassifications	(1.2)	233.1	(2.3)	0.7	—	230.3
Amounts reclassified from accumulated other comprehensive (loss) income	—	(4.6)	(0.6)	—	0.2	(5.0)
Net current-period other comprehensive (loss) income	(1.2)	228.5	(2.9)	0.7	0.2	225.3
Balance at June 30, 2019	$(366.6)	$778.4	$15.2	$15.6	$(113.9)	$328.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans (1)	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$15.5	$(118.7)	$411.5
Change in accumulated other comprehensive (loss) income before reclassifications	(39.8)	135.3	—	(1.2)	48.9	143.2
Amounts reclassified from accumulated other comprehensive (loss) income	19.7	(2.7)	(1.2)	—	(1.6)	14.2
Net current-period other comprehensive (loss) income	(20.1)	132.6	(1.2)	(1.2)	47.3	157.4
Balance at June 30, 2020	$(379.0)	$989.1	$15.9	$14.3	$(71.4)	$568.9

	Six Months Ended June 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive income (loss) before reclassifications	9.0	480.4	(2.0)	0.5	—	487.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	(1.2)	—	0.4	(3.8)
Net current-period other comprehensive income (loss)	9.0	477.4	(3.2)	0.5	0.4	484.1
Balance at June 30, 2019	$(366.6)	$778.4	$15.2	$15.6	$(113.9)	$328.7

(1)
The Retirement Health Benefits plan was amended in February 2020, which resulted in a prior service credit recognized in other comprehensive income that will be recognized in income over the remaining period of the plan. Refer to Note 19 for additional information.

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2020	2019
Net unrealized losses (gains) on investments	$2.7	$(5.9)	Net realized gains (losses) on investments
	(0.6)	1.3	Provision for income taxes
	$2.1	$(4.6)	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.8)	Interest expense
	0.1	0.2	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Foreign currency translation adjustment	$19.7	$—	Iké net losses (see Note 5)
	—	—	Provision for income taxes
	$19.7	$—	Net of tax

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.2	$0.3	(1)
Amortization of prior service credit	(3.4)	—	(1)
	(2.2)	0.3
	0.5	(0.1)	Provision for income taxes
	$(1.7)	$0.2	Net of tax
Total reclassifications for the period	$19.5	$(5.0)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2020	2019
Net unrealized gains on investments	$(3.4)	$(3.8)	Net realized gains (losses) on investments
	0.7	0.8	Provision for income taxes
	$(2.7)	$(3.0)	Net of tax
Net unrealized gains on derivative transactions	$(1.5)	$(1.5)	Interest expense
	0.3	0.3	Provision for income taxes
	$(1.2)	$(1.2)	Net of tax
Foreign currency translation adjustment	$19.7	$—	Iké net losses (see Note 5)
	—	—	Provision for income taxes
	$19.7	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$2.5	$0.6	(1)
Amortization of prior service credit	(4.5)	—	(1)
	(2.0)	0.6
	0.4	(0.2)	Provision for income taxes
	$(1.6)	$0.4	Net of tax
Total reclassifications for the period	$14.2	$(3.8)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost. See Note 19 for additional information.

16. Stock Based Compensation
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (“ALTEIP”), as amended in May 2019, the Company is authorized to issue up to 1,588,797 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights, restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Restricted Stock Units
The following table shows a summary of RSU activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSU compensation expense	$7.3	$7.4	$13.6	$14.4
Income tax benefit	(1.3)	(1.4)	(2.4)	(2.7)
RSU compensation expense, net of tax	$6.0	$6.0	$11.2	$11.7
RSUs granted	33,538	31,554	261,950	225,396
Weighted average grant date fair value per unit	$100.62	$96.18	$90.99	$97.56
Total fair value of vested RSUs	$15.5	$5.0	$24.4	$26.8

As of June 30, 2020, there was $29.8 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PSU compensation expense	$7.3	$6.6	$12.1	$10.8
Income tax benefit	(0.8)	(0.9)	(1.3)	(1.5)
PSU compensation expense, net of tax	$6.5	$5.7	$10.8	$9.3
PSUs granted	—	—	302,274	246,219
Weighted average grant date fair value per unit	$—	$—	$87.36	$105.23
Total fair value of vested PSUs	$—	$—	$24.4	$17.7

As of June 30, 2020, there was $36.1 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.9 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2020 and 2019 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the six months ended June 30, 2020 and 2019 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

17. Equity Transactions
Stock Repurchase
During the six months ended June 30, 2020 and 2019, the Company repurchased 734,967 and 1,037,262 shares of the Company’s outstanding common stock at a cost of $83.1 million and $100.7 million, exclusive of commissions, respectively, leaving $403.2 million remaining under the total repurchase authorization as of June 30, 2020.
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
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9385 (the “minimum conversion rate”) and 1.1262 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the Certificate of Designations of the MCPS.
Dividends on our MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $4.6 million for the three months ended June 30, 2020 and 2019. The Company paid preferred stock dividends of $9.3 million for the six months ended June 30, 2020 and 2019.

18. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic EPS and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and ESPP using the treasury stock method; and (2) common shares issuable upon conversion of the MCPS using the if-converted method. Refer to Notes 16 and 17 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income attributable to stockholders	$178.1	$144.1	$332.8	$309.8
Less: Preferred stock dividends	(4.6)	(4.6)	(9.3)	(9.3)
Net income attributable to common stockholders	173.5	139.5	323.5	300.5
Less: Common stock dividends paid	(39.6)	(38.3)	(77.6)	(75.7)
Undistributed earnings	$133.9	$101.2	$245.9	$224.8
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	60,363,577	62,222,090	60,483,244	62,407,429
Incremental common shares from:
PSUs	164,530	114,502	250,048	172,321
ESPP	41,832	42,642	41,832	42,642
MCPS	2,777,250	2,909,213	2,698,188	2,938,538
Weighted average common shares used in diluted earnings per common share calculations	63,347,189	65,288,447	63,473,312	65,560,930
Earnings per common share - Basic
Distributed earnings	$0.66	$0.62	$1.28	$1.21
Undistributed earnings	2.21	1.62	4.07	3.61
Net income attributable to common stockholders	$2.87	$2.24	$5.35	$4.82
Earnings per common share - Diluted
Distributed earnings	$0.63	$0.59	$1.22	$1.16
Undistributed earnings	2.18	1.62	4.02	3.57
Net income attributable to common stockholders	$2.81	$2.21	$5.24	$4.73
There were no anti-dilutive average PSUs for the three and six months ended June 30, 2020. Average PSUs totaling 95,899 and 137,588 for the three and six months ended June 30, 2019, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

19. Retirement and Other Employee Benefits
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three and six months ended June 30, 2020 and 2019:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Interest cost	$5.1	$6.6	$0.5	$0.7	$0.1	$0.9
Expected return on plan assets	(7.7)	(9.0)	—	—	(0.1)	(0.5)
Amortization of prior service credit	—	—	—	—	(3.4)	—
Amortization of net loss	0.7	—	0.5	0.3	—	—
Net periodic benefit cost	$(1.9)	$(2.4)	$1.0	$1.0	$(3.4)	$0.4

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Interest cost	$10.2	$13.1	$1.0	$1.4	$0.5	$1.8
Expected return on plan assets	(15.4)	(18.0)	—	—	(0.5)	(0.9)
Amortization of prior service credit	—	—	—	—	(4.5)	—
Amortization of net loss (gain)	1.4	—	1.1	0.6	—	—
Net periodic benefit cost	$(3.8)	$(4.9)	$2.1	$2.0	$(4.5)	$0.9

The Assurant Pension Plan funded status was $53.9 million at June 30, 2020 and $66.4 million at December 31, 2019 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 107% and 109% funded status at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2020.

20. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $12.1 million of letters of credit outstanding as of June 30, 2020 and December 31, 2019.
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
Risks and Uncertainties
The Company is actively monitoring developments related to the COVID-19 pandemic to assess the ongoing impacts on its business, results of operations and financial condition. While continuing to evolve, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and overall diminished expectations for the economy and the financial markets.
At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long-term effects that the COVID-19 pandemic could have on the economy or the Company’s business.  The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations or financial condition, including demand for the Company’s products and services and the value of the Company’s investment portfolio and other tangible or intangible assets, among other impacts, will depend on future developments which are highly uncertain and difficult to predict. These include the severity and duration of the pandemic and the actions taken by government authorities and other third parties to contain or address its impact. Even after the COVID-19 outbreak has subsided, the Company may experience or continue to experience materially adverse impacts to its business as a result of the pandemic’s global economic impact.

21. Subsequent Events
Sale of CLO Asset Management Platform
In July 2020, the Company sold its CLO asset management platform for $20.0 million in cash consideration. Prior to the sale, the CLOs were VIEs that the Company consolidated, as described in Note 11. The Company retained its direct investments in the CLOs following the sale, but it expects to deconsolidate the CLOs in third quarter 2020 since it no longer acts as collateral manager and, as a result, no longer has the power to control the CLO entities.
Receipt of CARES Act refund
As referenced in Note 7, the Company filed a refund claim for $198.4 million related to the ability to carryback net operating losses to prior periods under the CARES Act. The Company received the full amount of the refund plus interest in July 2020.
Repayment of Credit Facility
As referenced in Note 14, the Company borrowed $200.0 million under its Credit Facility on March 27, 2020 as a precautionary measure to strengthen its liquidity position and capital flexibility due to the uncertainty caused by the COVID-19 pandemic. The Company repaid the full $200.0 million loan on July 29, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2019 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2020 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
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

(ii)
the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or those parties facing financial, reputational or regulatory issues;

(iii)	significant competitive pressures, changes in customer preferences and disruption;

(iv)	the failure to find suitable acquisitions, integrate completed acquisitions or grow organically, and risks associated with joint ventures and franchise ownership and operations;

(v)
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
General
As of June 30, 2020, the Company had four reportable segments, which are defined based on the nature of the products and services offered:

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

•
Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).

The following discussion covers the three and six months ended June 30, 2020 (“Second Quarter 2020” and “Six Months 2020”) and the three and six months ended June 30, 2019 (“Second Quarter 2019” and “Six Months 2019”).

Executive Summary
COVID-19
While continuing to evolve, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and overall diminished expectations for the economy and the financial markets.
Toward the end of the three months ended March 31, 2020 (“First Quarter 2020”) and into Second Quarter 2020, the pandemic impacted each of our operating segments and may continue to impact our businesses if similar conditions continue to persist or worsen. Overall, in Second Quarter 2020, we believe COVID-19 had a modest negative impact on our net income, mainly due to $15.2 million of after-tax direct and incremental expenses, primarily related to employee benefits described below, partially offset by lower claims frequency in some of our businesses. In addition, while we continue to see lower investment income from lower yields, the improvement of the financial markets in the Second Quarter 2020 benefitted our results when compared to First Quarter 2020. While the COVID-19 impact on net income for First Quarter 2020 included $76.1 million of after-tax net unrealized investment losses from our investments in equity securities and direct investments in collateralized loan obligations, we recorded $28.8 million of after-tax net unrealized investment gains from these securities in Second Quarter 2020. Our investment portfolio will continue to be impacted by COVID-19 and related financial market volatility. Though we generally believe our portfolio remains well diversified and high-quality, with the majority comprised of investment grade fixed maturity assets, interest rates are expected to remain relatively low for the foreseeable future. Refer to “—Investments” below and Note 10 to the Consolidated Financial Statements included elsewhere in this Report.
Our Response to COVID-19
As a global organization, we actively monitor the developments of the continuously evolving situation resulting from COVID-19. Throughout this period of uncertainty, we have acted swiftly and deliberately to safeguard our employees, to maintain business operations and service levels for our customers, and to support our local communities. Since implementing restrictions on non-essential business travel and transitioning the vast majority of our workforce to work-from-home, we have approved a limited return to office within certain Asian and European locations, as well as limited, essential business travel. For those employees who need to work in our offices or global facilities, we’ve maintained safety and hygiene protocols, such as social distancing, mandatory use of personal protection equipment and regular cleaning and disinfecting of our locations. To support our employees, we have implemented additional floating holidays, a one-time COVID-19 relief payment for eligible work-from-home employees and incentive bonuses for eligible on-site employees, as well as increased well-being and mental health support services. We offered financial support through a special COVID-19 Emergency Relief Program to eligible employees who experienced severe financial hardship caused by the pandemic. We also have been active in maintaining our support within our local communities through charitable contributions.
Evaluation of Business Trends, Capital and Liquidity
We have run multiple scenarios based on the potential duration and severity of this crisis to better understand how our business might perform and stress-tested our capital, cash flows and liquidity. Our business has performed on the high-end of the scenarios, demonstrating its overall resilience. We could experience a greater negative impact to our business as a result of financial market volatility, prolonged government lockdown measures impacting access to distribution channels and related changes to consumer behavior from a resurgence of COVID-19 cases.
While in late March and through April, our businesses experienced a reduction in new sales across our Multifamily Housing and Global Automotive lines of business, as well as Global Preneed, these trends have generally reversed through July, though most are still lower when compared to 2019. Our mobile business experienced lower trade-in activity and slower sales growth, which also improved through July combined with higher average selling prices in Second Quarter 2020 due to lower inventory. We believe we have benefitted from our installed customer base across Connected Living, Global Automotive, Multifamily Housing and Global Preneed. We have also extended options, for a period of time, such as extended grace periods for premium payments and waiving of late payment fees for policyholders experiencing financial hardship as a result of COVID-19 and are monitoring cancellations across our product lines.
Second Quarter 2020 Global Lifestyle results were impacted by COVID-19 factors, including more favorable international claims activity in Connected Living and Global Automotive, partially offset by weaker performance in Global Financial Services and lower mobile trade-in volumes when compared to 2019. For mobile, we expect fluctuation in new subscriber growth and trade-in volumes, reflecting store closures and carrier activity, with volumes continuing to recover if stores remain open. In Global Automotive, as some states are experiencing a resurgence of COVID-19, we expect sales volumes will also fluctuate. We believe a reduction in sales would impact the business longer term, while unearned premium continues to contribute in the shorter term. We expect claims activity in Connected Living and Global Automotive will normalize in the second half of 2020, depending on the reopening of the economy. We would also expect investment income to be impacted from lower investment yields coming from new business. Throughout Global Lifestyle, we may also continue to see adverse fluctuations in foreign exchange.
Second Quarter 2020 Global Housing results were impacted by COVID-19-related factors, including lower claims frequency across our Lender-placed Insurance, Multifamily housing and Specialty and Other businesses, partially offset by lower real estate owned (“REO”) volumes in Lender-placed Insurance. For Multifamily Housing, we have experienced a recovery in new renter policies. For Lender-placed Insurance, we will continue to monitor the state of the overall housing market and the potential impact of the current mortgage moratorium, including lower new policy placement and REO volumes. This was offset by lower claim frequencies, which we also expect to increase in the second half of 2020. Should the housing market deteriorate for a prolonged period, we would expect a longer-term increase in our placement rates after 2020. Lastly, our small commercial business continues to run-off and we continue to monitor regulatory actions regarding business interruption coverage, though our policies generally include virus exclusions. We would also expect investment income to be impacted from lower investment yields coming from the investment of premiums resulting from new business.
For Global Preneed, sales have rebounded from April levels but began to slow down in July as states where we have a concentrated footprint, such as California, Texas and South Carolina, are experiencing high levels of infections. We are also monitoring mortality trends, which have been modestly elevated, with a risk for additional increase given our policy footprint. We expect longer term results to be impacted from lower yields on new sales due to the current interest rate environment, given the average duration of our investment portfolio.
We continue to take actions to mitigate potential impacts, including deferring certain discretionary expenses and delaying the fulfillment of open positions in support functions, though we expect to see increased spending in these items in the second half of 2020, as well as in investments that had been deferred.
Throughout this period, we believe our liquidity has remained strong. As of June 30, 2020, we had $357.4 million of holding company liquidity. To strengthen our liquidity position and capital flexibility during a period of uncertainty, we drew $200.0 million under our revolving credit facility in March 2020. Given our performance year-to-date and improved visibility into the ongoing impacts of COVID-19 on our business, we fully repaid the loan in July 2020.
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
Iké
In May 2020, we sold our minority interests in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”), terminated our obligations to purchase the remaining shares of Iké, and settled a financial derivative that provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar. These transactions resulted in net cash outflows of $85.3 million, which included financing of $34.0 million, the proceeds from the settlement of the derivative and transaction expenses. For additional information on this transaction, see “—Liquidity and Capital Resources” below and Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
American Financial & Automotive Services
On May 1, 2020, we completed our acquisition of American Financial & Automotive Services, Inc. (“AFAS”), a provider of finance and insurance products and services including vehicle service contracts, guaranteed asset protection insurance and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states, for total consideration of $176.9 million. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
In June 2020, we finalized our 2020 property catastrophe reinsurance program. The U.S. per-event catastrophe coverage provides $930.0 million of protection in excess of $80.0 million of retention per event. The coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. See “Catastrophe Reinsurance Program” below.
Summary of Financial Results
Consolidated net income attributable to common stockholders increased $34.0 million, or 24%, to $173.5 million for Second Quarter 2020 compared with net income attributable to common stockholders of $139.5 million for Second Quarter

2019, primarily due to improved profitability from Global Housing and continued mobile growth in Global Lifestyle. Additionally, Second Quarter 2019 included an $11.4 million after-tax impairment associated with a prior acquisition in Global Housing. These increases were partially offset by $15.2 million of after-tax direct and incremental operating expenses incurred due to the COVID-19 pandemic during Second Quarter 2020.
Global Lifestyle segment net income increased $12.5 million, or 11%, to $121.8 million for Second Quarter 2020 from $109.3 million for Second Quarter 2019, primarily driven by our mobile business due to continued subscriber growth in North America and Asia Pacific and higher average selling prices on mobile trade-in devices. Our Global Automotive business also contributed to the increase, including a discrete client benefit. Both Connected Living and Global Automotive benefitted from lower claims activity mainly outside the U.S. due to COVID-19, while partially offset by higher claims frequency within Global Financial Services and Other.
Global Lifestyle net earned premiums, fees and other income decreased $40.4 million, or 2%, to $1.77 billion for Second Quarter 2020 from $1.81 billion for Second Quarter 2019, primarily from lower mobile trade-in volumes due to global lockdown measures for COVID-19 and unfavorable foreign exchange. The decrease was partially offset by growth in Connected Living, mainly from mobile subscriber growth from protection programs added over the past several years and prior period sales from our Global Automotive business.
Global Housing segment net income increased $13.9 million, or 19%, to $85.4 million for Second Quarter 2020 compared with $71.5 million for Second Quarter 2019. Segment net income for Second Quarter 2020 included $10.1 million of reportable catastrophes, mainly related to severe weather across the U.S., compared to $2.7 million of favorable development for Second Quarter 2019. Excluding reportable catastrophes, segment net income increased $26.7 million, primarily due to favorable non-catastrophe loss experience across all major products driven by lower claims frequency, including the impacts of COVID-19, and previously implemented underwriting initiatives. Modest growth across our Specialty and Other product lines and the absence of losses from our small commercial product also contributed to the increase.
Global Housing net earned premiums, fees and other income decreased $21.2 million, or 4%, to $488.9 million for Second Quarter 2020 from $510.1 million for Second Quarter 2019, primarily due to the reduction in Lender-placed Insurance policies in-force from the previously disclosed financially insolvent client and lower REO volumes due to foreclosure moratoriums enacted in connection with COVID-19. The expected run-off of our small commercial product also contributed to the decrease. The decrease was partially offset by growth in Specialty and Other products and in our Multifamily Housing business.
Global Preneed segment net income decreased $3.2 million, or 19%, to $13.7 million for Second Quarter 2020 from $16.9 million for Second Quarter 2019, primarily due to lower investment income from lower yields compared to a strong prior year period, as well as higher mortality, including impacts of COVID-19.
Global Preneed net earned premiums, fees and other income increased $0.7 million, or 1%, to $50.3 million for Second Quarter 2020 from $49.6 million for Second Quarter 2019, primarily driven by prior period sales of final need insurance and growth in pre-funded funeral policies.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and maintaining our position in our Lender-placed Insurance business and the North American credit insurance business in Global Financial Services and Other. Factors affecting these items, including the impact of the COVID-19 pandemic and measures taken in response thereto, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors”, below and in our 2019 Annual Report, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2019 Annual Report and “—Executive Summary—COVID-19” and “—Executive Summary—Our Response to COVID-19,” above.

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
For the six months ended June 30, 2020, net cash provided by operating activities was $292.2 million; net cash used in investing activities was $32.2 million; and net cash provided by financing activities was $12.0 million. We had $2.14 billion in cash and cash equivalents as of June 30, 2020 as compared to $1.87 billion as of December 31, 2019. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2019 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2019 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2020.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
Regulatory Matters
We are subject to extensive federal, state and international regulation and supervision in the jurisdictions in which we do business, including insurance holding company laws in the jurisdictions in which our insurance companies are domiciled. For example, under applicable insurance holding company regulations, no person may acquire a controlling interest in the Company or any of our insurance company subsidiaries, unless such person has obtained prior regulatory approval for such acquisition. Under these laws, “control” is presumed when any person acquires or holds, directly or indirectly, 10% or more of our common stock or of the voting securities of any of our insurance company subsidiaries. To obtain approval, the proposed acquiror must file an application with the relevant regulator, including the regulator for the insurance subsidiaries we have established in the Netherlands for continued access to the European markets after the transition period for the U.K.’s withdrawal from the European Union. As previously disclosed, our insurance subsidiaries in the Netherlands have received the necessary regulatory approvals for the Company to continue conducting business in Europe following the end of the transition period.
For additional information, see “Item 1—Business—Regulation” in our 2019 Annual Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$2,036.4	$2,032.7	$4,120.2	$3,937.1
Fees and other income	271.5	336.1	688.4	664.4
Net investment income	137.2	154.2	293.2	320.5
Net realized gains (losses) on investments	24.1	17.8	(71.2)	46.6
Amortization of deferred gains on disposal of businesses	2.4	4.7	6.6	12.5
Total revenues	2,471.6	2,545.5	5,037.2	4,981.1
Benefits, losses and expenses:
Policyholder benefits	592.1	687.0	1,199.3	1,301.7
Amortization of deferred acquisition costs and value of business acquired	885.3	815.8	1,799.5	1,593.1
Underwriting, general and administrative expenses	736.2	823.7	1,644.3	1,623.6
Iké net losses	4.5	9.2	5.9	9.4
Interest expense	26.7	26.5	52.2	53.0
Total benefits, losses and expenses	2,244.8	2,362.2	4,701.2	4,580.8
Income before provision for income taxes	226.8	183.3	336.0	400.3
Provision for income taxes	48.4	40.7	1.8	89.1
Net income	178.4	142.6	334.2	311.2
Less: Net (income) loss attributable to non-controlling interest	(0.3)	1.5	(1.4)	(1.4)
Net income attributable to stockholders	178.1	144.1	332.8	309.8
Less: Preferred stock dividends	(4.6)	(4.6)	(9.3)	(9.3)
Net income attributable to common stockholders	$173.5	$139.5	$323.5	$300.5

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $34.0 million, or 24%, to $173.5 million for Second Quarter 2020 compared with $139.5 million for Second Quarter 2019. The increase was primarily due to improved results from Global Housing and continued mobile growth in Global Lifestyle. Additionally, Second Quarter 2019 included an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency. These increases were partially offset by $15.2 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic during Second Quarter 2020.
For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $23.0 million, or 8%, to $323.5 million for Six Months 2020 compared with $300.5 million for Six Months 2019, primarily due to a $84.4 million tax benefit from Six Months 2020 related to the utilization of net operating losses in connection with the CARES Act. This increase was also due to improved results from Global Lifestyle and Global Housing. These increases were partially offset by $47.4 million of after-tax net unrealized losses from a decrease in the fair value of our equity securities and collateralized loan obligations for Six Months 2020 compared to $29.9 million of after-tax unrealized gains on equity securities for Six Months 2019 and $17.6 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic during Six Months 2020.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$1,568.1	$1,545.5	$3,165.8	$2,974.0
Fees and other income	200.6	263.6	549.8	516.7
Net investment income	44.2	56.5	98.9	115.4
Total revenues	1,812.9	1,865.6	3,814.5	3,606.1
Benefits, losses and expenses:
Policyholder benefits	343.1	412.9	679.3	760.1
Amortization of deferred acquisition costs and value of business acquired	810.8	740.7	1,649.2	1,446.5
Underwriting, general and administrative expenses	500.7	570.2	1,168.6	1,126.0
Total benefits, losses and expenses	1,654.6	1,723.8	3,497.1	3,332.6
Segment income before provision for income taxes	158.3	141.8	317.4	273.5
Provision for income taxes	36.5	32.5	74.7	63.6
Segment net income	$121.8	$109.3	$242.7	$209.9
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$916.6	$961.7	$2,004.9	$1,832.7
Global Automotive	755.4	731.4	1,508.5	1,425.0
Global Financial Services and Other	96.7	116.0	202.2	233.0
Total	$1,768.7	$1,809.1	$3,715.6	$3,490.7
Net earned premiums, fees and other income:
Domestic	$1,310.3	$1,251.1	$2,744.8	$2,442.4
International	458.4	558.0	970.8	1,048.3
Total	$1,768.7	$1,809.1	$3,715.6	$3,490.7
For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net Income
Segment net income increased $12.5 million, or 11%, to $121.8 million for Second Quarter 2020 from $109.3 million for Second Quarter 2019. The increase was primarily driven by our Connected Living business, mainly due to continued mobile subscriber growth in North America and Asia Pacific and higher average selling prices on mobile trade-in programs from lower inventory in the global marketplace. Our Global Automotive business also contributed to the increase, including a $4.2 million after-tax client benefit. Both Connected Living and Global Automotive benefitted from reduced claims activity mainly outside the U.S. due to COVID-19. These increases were partially offset by lower income from our Global Financial Services and Other business mainly due to higher loss experience from COVID-19 and unfavorable foreign exchange from our international credit business, as well as anticipated declines from domestic credit insurance business in run-off.
Total Revenues
Total revenues decreased $52.7 million, or 3%, to $1.81 billion for Second Quarter 2020 from $1.87 billion for Second Quarter 2019. Fees and other income decreased $63.0 million, or 24%, primarily due to a decline in our Connected Living business driven by lower mobile trade-in volumes from our repairs and logistics business due to global lockdown measures for COVID-19 that were partially offset by higher average selling prices. Net investment income decreased $12.3 million, or 22%, primarily due to declines in cash yields, lower average assets and unfavorable foreign exchange. These decreases were partially offset by a $22.6 million, or 1%, increase in net earned premiums that was driven by our Global Automotive business due to growth from prior period production and new business, as well as organic growth in our Connected Living business due to continued subscriber growth from mobile protection programs added over the past several years and a new extended service contract program. These increases in net earned premiums were partially offset by unfavorable foreign exchange and continued run-off of our domestic credit insurance business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $69.2 million, or 4%, to $1.65 billion for Second Quarter 2020 from $1.72 billion for Second Quarter 2019. Policyholder benefits decreased $69.8 million, or 17%, mostly due to lower loss experience in our Connected Living business, as a result of a favorable mix of mobile business and COVID-19, and our Global Automotive business, as well as favorable foreign exchange. The decrease was partially offset by Global Financial Services and Other from higher losses in our credit business, also due to COVID-19. Underwriting, general and administrative expenses decreased $69.5 million, or 12%, primarily due to lower trade-in volumes in our domestic repairs and logistics business and favorable foreign exchange, partially offset by growth in our mobile protection and extended service contract programs within our Connected Living business and growth in our Global Automotive business. These decreases were partially offset by a $70.1 million, or 9%, increase in amortization of deferred acquisition costs and value of business acquired, primarily due to prior period growth from our Global Automotive and Connected Living businesses.
For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income
Segment net income increased $32.8 million, or 16%, to $242.7 million for Six Months 2020 from $209.9 million for Six Months 2019, and included a $6.7 million after-tax benefit for a client recoverable in our Connected Living business. Excluding this item, the increase in net income was mostly driven by our Connected Living business, primarily due to continued mobile subscriber growth in North America and Asia Pacific and higher income in our Global Automotive business, including $9.2 million of client benefits. The increase was partially offset by lower income in our Global Financial Services and Other business mainly due to higher loss experience and unfavorable foreign exchange from our international credit business as well as anticipated declines from the domestic credit insurance business in run-off.
Total Revenues
Total revenues increased $208.4 million, or 6%, to $3.81 billion for Six Months 2020 from $3.61 billion for Six Months 2019. Net earned premiums increased $191.8 million, or 6%, primarily driven by growth in our Connected Living business, mainly due to continued subscriber growth from mobile protection programs and a new extended service contract program, and continued growth from prior period production in our Global Automotive business, partially offset by unfavorable foreign exchange. Fees and other income increased $33.1 million, or 6%, primarily due to higher mobile trade-in volumes and an $11.1 million benefit for a client recoverable in our Connected Living business. Net investment income decreased $16.5 million, or 14%, primarily due to declines in cash yields, lower average assets and unfavorable foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $164.5 million, or 5%, to $3.50 billion for Six Months 2020 from $3.33 billion for Six Months 2019, primarily driven by amortization of deferred acquisition costs and value of business acquired which increased $202.7 million, or 14%, primarily due to growth from our Global Automotive and Connected Living businesses. Underwriting, general and administrative expenses increased $42.6 million, or 4%, primarily due to growth from our Connected Living business, including higher mobile trade-in volumes and growth in our mobile protection and extended service contract programs, and growth from our Global Automotive business, partially offset by favorable foreign exchange. Policyholder benefits decreased $80.8 million, or 11%, mostly due to lower loss experience in our Connected Living business, as a result of a favorable mix of mobile business and COVID-19, and our Global Automotive business, as well as favorable foreign exchange. The decrease was partially offset by an increase from growth in our Connected Living business.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$453.2	$471.8	$921.0	$931.9
Fees and other income	35.7	38.3	68.3	78.2
Net investment income	16.4	18.8	38.4	44.2
Total revenues	505.3	528.9	1,027.7	1,054.3
Benefits, losses and expenses:
Policyholder benefits	180.4	207.8	379.1	406.7
Amortization of deferred acquisition costs and value of business acquired	56.2	57.5	113.1	111.4
Underwriting, general and administrative expenses	161.1	173.3	334.4	354.0
Total benefits, losses and expenses	397.7	438.6	826.6	872.1
Segment income before provision for income taxes	107.6	90.3	201.1	182.2
Provision for income taxes	22.2	18.8	41.5	38.0
Segment net income	$85.4	$71.5	$159.6	$144.2
Net earned premiums, fees and other income:
Lender-placed Insurance	$265.0	$281.8	$529.3	$556.0
Multifamily Housing	111.2	106.6	220.2	210.6
Specialty and Other	112.7	121.7	239.8	243.5
Total	$488.9	$510.1	$989.3	$1,010.1
For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net Income
Segment net income increased $13.9 million, or 19%, to $85.4 million for Second Quarter 2020 from $71.5 million for Second Quarter 2019. Segment net income for Second Quarter 2020 included $10.1 million of reportable catastrophes, mainly related to severe weather across the U.S., compared to $2.7 million of favorable development for Second Quarter 2019. Excluding reportable catastrophes, segment net income increased $26.7 million, or 39%, primarily due to favorable non-catastrophe loss experience across all major products, driven by lower claims frequency, including impacts from COVID-19, and previously implemented underwriting initiatives. Modest growth across our Specialty and Other product lines and the absence of losses from our small commercial product, which is now in run-off, also contributed to the increase, as well as higher premium rates in our Lender-placed Insurance business. The increase was partially offset by declines in our Lender-placed Insurance policies in-force from a financially insolvent client, as well as lower REO volumes as less homes are moving to default or foreclosure due to moratoriums enacted in connection with COVID-19.
Total Revenues
Total revenues decreased $23.6 million, or 4%, to $505.3 million for Second Quarter 2020 from $528.9 million for Second Quarter 2019. Net earned premiums decreased $18.6 million, or 4%, primarily due to the run-off of our small commercial product and declines in our Lender-placed Insurance business, mainly from the reduction of policies in-force for a financially insolvent client and lower REO volume, partially offset by premium rate increases in our Lender-placed Insurance business, and continued growth from renters insurance in our Multifamily Housing business. Fees and other income decreased $2.6 million, or 7%, primarily due to a decline in Lender-placed Insurance mostly due to declines in policies in-force. Net investment income decreased $2.4 million, or 13%, primarily due to lower cash yields, lower income from real estate related investments and a decrease in invested assets.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $40.9 million, or 9%, to $397.7 million for Second Quarter 2020 from $438.6 million for Second Quarter 2019. The decrease was primarily due to a decrease in total policyholder benefits of $27.4 million, or 13%, from lower non-catastrophe losses, as previously described, partially offset by an increase in reportable catastrophe losses mainly related to severe weather across the U.S. in Second Quarter 2020. Underwriting, general and administrative expenses decreased $12.2 million, or 7%, primarily due to lower employment related expenses in our Lender-placed Insurance business.
For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income
Segment net income increased $15.4 million, or 11%, to $159.6 million for Six Months 2020 from $144.2 million for Six Months 2019. Segment net income included $16.8 million of higher reportable catastrophes in Six Months 2020 compared to Six Months 2019 primarily driven by severe weather across the U.S. in Second Quarter 2020 and earthquakes in Puerto Rico in First Quarter 2020. Excluding reportable catastrophes, segment net income increased $32.2 million, or 21%, primarily driven by favorable non-catastrophe losses across all major products, the absence of losses from our small commercial product, which is now in run-off, and higher premium rates and lower operating expenses in our Lender-placed Insurance business. The increase was partially offset by declines in our Lender-placed Insurance business, mainly from a reduction in policies in-force from a financially insolvent client and lower fee income and REO volume.
Total Revenues
Total revenues decreased $26.6 million, or 3%, to $1.03 billion for Six Months 2020 from $1.05 billion for Six Months 2019. Net earned premiums decreased $10.9 million, or 1%, primarily due to our small commercial business and declines in our Lender-placed Insurance business, mainly from the reduction in policies in-force for a financially insolvent client and lower REO volume. This decrease was partially offset by premium rate increases in our Lender-placed Insurance business, growth from our Specialty and Other business, mainly sharing economy products, and continued growth from renters insurance in our Multifamily Housing business. Fees and other income decreased $9.9 million, or 13%, primarily due to a decline in Lender-placed Insurance, mostly due to declines in policies in-force. Net investment income decreased $5.8 million, or 13%, primarily due to lower cash yields, lower income from real estate related investments and a decrease in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $45.5 million, or 5%, to $826.6 million for Six Months 2020 from $872.1 million for Six Months 2019. The decrease was primarily due to a decrease in total policyholder benefits of $27.6 million, or 7%, from lower non-catastrophe losses, as explained above, partially offset by an increase in reportable catastrophe losses mainly related to severe weather across the U.S. in Second Quarter 2020 and earthquakes in Puerto Rico in First Quarter 2020. Underwriting, general and administrative expenses decreased $19.6 million, or 6%, primarily due to lower employment related expenses in our Lender-placed Insurance business.

Global Preneed
Overview
The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$15.1	$15.4	$33.4	$31.2
Fees and other income	35.2	34.2	70.3	67.5
Net investment income	70.1	70.6	140.2	139.7
Total revenues	120.4	120.2	243.9	238.4
Benefits, losses and expenses:
Policyholder benefits	68.5	66.2	140.5	134.8
Amortization of deferred acquisition costs and value of business acquired	18.3	17.6	37.2	35.2
Underwriting, general and administrative expenses	16.1	14.7	33.1	31.6
Total benefits, losses and expenses	102.9	98.5	210.8	201.6
Segment income before provision for income taxes	17.5	21.7	33.1	36.8
Provision for income taxes	3.8	4.8	7.1	8.1
Segment net income	$13.7	$16.9	$26.0	$28.7
For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net Income
Segment net income decreased $3.2 million, or 19%, to $13.7 million for Second Quarter 2020 from $16.9 million for Second Quarter 2019, primarily due to lower investment income from lower yields, as well as higher mortality, including impacts of COVID-19.
Total Revenues
Total revenues were relatively flat at $120.4 million for Second Quarter 2020 compared to $120.2 million for Second Quarter 2019 as prior period sales of final need insurance and growth in pre-funded funeral policies were partially offset by lower net investment income.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $4.4 million, or 4%, to $102.9 million for Second Quarter 2020 from $98.5 million for Second Quarter 2019. Policyholder benefits increased $2.3 million, or 3%, primarily due to higher losses as a result of growth in the domestic preneed business and higher mortality due to the impact of COVID-19. Underwriting, general and administrative expenses increased $1.4 million, or 10%, primarily due to an increase in general expenses.
For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income
Segment net income decreased $2.7 million, or 9%, to $26.0 million for Six Months 2020 from $28.7 million for Six Months 2019, primarily due to higher investment expenses and lower yields, as well as higher mortality and increased general expenses, partially offset by growth in pre-funded funeral policies in the U.S.
Total Revenues
Total revenues increased $5.5 million, or 2%, to $243.9 million for Six Months 2020 from $238.4 million for Six Months 2019. Net earned premium increased $2.2 million, or 7%, primarily due to sales of final need insurance. Fees and other income increased $2.8 million, or 4%, due to the growth in pre-funded funeral policies in the U.S. Net investment income increased

$0.5 million primarily due to an increase in invested assets, partially offset by higher investment expenses related to our strategic decision to outsource the management of our investment portfolio, as well as lower yields.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $9.2 million, or 5%, to $210.8 million for Six Months 2020 from $201.6 million for Six Months 2019. Policyholder benefits increased $5.7 million, or 4%, primarily due to the growth in the domestic preneed business and higher mortality due to the impact of COVID-19. Amortization of deferred acquisition costs and value of business acquired increased $2.0 million, or 6%, due to the business growth. Underwriting, general and administrative expenses increased $1.5 million, or 5%, due to an increase in general expenses.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$—	$—	$—	$—
Fees and other income	—	—	—	2.0
Net investment income	6.5	8.3	15.7	21.2
Net realized gains (losses) on investments	24.1	17.8	(71.2)	46.6
Amortization of deferred gains on disposal of businesses	2.4	4.7	6.6	12.5
Total revenues	33.0	30.8	(48.9)	82.3
Benefits, losses and expenses:
Policyholder benefits	0.1	0.1	0.4	0.1
General and administrative expenses	58.3	65.5	108.2	112.0
Iké net losses	4.5	9.2	5.9	9.4
Interest expense	26.7	26.5	52.2	53.0
Total benefits, losses and expenses	89.6	101.3	166.7	174.5
Segment loss before benefit for income taxes	(56.6)	(70.5)	(215.6)	(92.2)
Benefit for income taxes	(14.1)	(15.4)	(121.5)	(20.6)
Segment net loss	(42.5)	(55.1)	(94.1)	(71.6)
Less: Net (income) loss attributable to non-controlling interest	(0.3)	1.5	(1.4)	(1.4)
Net loss attributable to stockholders	(42.8)	(53.6)	(95.5)	(73.0)
Less: Preferred stock dividends	(4.6)	(4.6)	(9.3)	(9.3)
Net loss attributable to common stockholders	$(47.4)	$(58.2)	$(104.8)	$(82.3)
For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders decreased $10.8 million, or 19%, to $47.4 million for Second Quarter 2020 compared to $58.2 million for Second Quarter 2019, primarily due to the absence of an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency that was recognized in Second Quarter 2019 and a $4.8 million increase in after-tax net realized gains on investments, mostly driven by net unrealized gains on equity securities and collateralized loan obligations in Second Quarter 2020, partially offset by a decrease in net realized gains on sales of fixed maturities. The decrease in segment net loss attributable to common stockholders was partially offset by $15.2 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic. Second quarter 2020 COVID-19 expenses were primarily related to employee-related expenses, including additional paid time off, a one-time COVID-19 relief payment to eligible employees and incentive bonuses for eligible on-site employees.
Total Revenues
Total revenues increased $2.2 million, or 7%, to $33.0 million for Second Quarter 2020 from $30.8 million for Second Quarter 2019, primarily due to net unrealized gains from an increase in the fair value of our equity securities and collateralized loan obligations in Second Quarter 2020. This increase was partially offset by a decrease in net realized gains on sales of fixed maturities, lower amortization of deferred gains associated with the sale of Assurant Employee Benefits and lower investment income, primarily due to a higher concentration of lower yielding liquid investments in Second Quarter 2020 compared to Second Quarter 2019.
Total Expenses

Total benefits, losses and expenses decreased $11.7 million, or 12%, to $89.6 million for Second Quarter 2020 from $101.3 million for Second Quarter 2019, primarily driven by the absence of a $14.6 million impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency and a $9.2 million loss from a decrease in fair value of derivative instruments for our investment in Iké that were both recognized in Second Quarter 2019. The decrease was also due to a $3.4 million benefit from the amortization of the deferred gain related to the termination of our retirement health benefits plan, a decrease in integration expenses associated with the acquisition of TWG Holdings Limited and its subsidiaries (“TWG”) and lower unfavorable remeasurement related foreign exchange. These decreases were partially offset by $19.2 million of direct and incremental operating expenses incurred in connection with the COVID-19 pandemic and a $3.9 million loss on the sale of Iké.
For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Income
Segment net loss attributable to common stockholders increased $22.5 million, or 27%, to $104.8 million for Six Months 2020 from $82.3 million for Six Months 2019, primarily due to an increase in net realized losses on investments driven by $47.4 million of after-tax net unrealized losses from a decrease in the fair value of our equity securities and collateralized loan obligations in Six Months 2020 compared to $29.9 million of after-tax unrealized gains on equity securities in Six Months 2019, as well as $17.6 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic. The increase in segment net loss attributable to common stockholders was partially offset by an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act. In addition, Second Quarter 2019 included an $11.4 million after-tax impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency.
Total Revenues
Total revenues decreased $131.2 million to $(48.9) million for Six Months 2020 from $82.3 million for Six Months 2019, primarily due to an increase in unrealized losses on investments mostly related to a net decrease in the fair value of our equity securities and collateralized loan obligations. Lower amortization of deferred gains associated with the sale of Assurant Employee Benefits and lower investment income, primarily due to a higher concentration of lower yielding liquid investments in Six Months 2020 compared to Six Months 2019, also contributed to the decrease.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $7.8 million, or 4%, to $166.7 million for Six Months 2020 from $174.5 million for Six Months 2019, primarily due to the absence of a $14.6 million impairment of certain intangible assets recognized in Six Months 2019, $9.8 million decrease in integration expenses associated with the TWG acquisition and a $4.5 million benefit from the amortization of the deferred gain related to the termination of our retirement health benefits plan. These decreases were partially offset by $22.3 million of direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.

Investments
We had total investments of $14.65 billion and $14.57 billion as of June 30, 2020 and December 31, 2019, respectively. Net unrealized gains on our fixed maturity securities portfolio increased by $331.6 million during Six Months 2020, from $1.26 billion as of December 31, 2019 to $1.59 billion as of June 30, 2020, primarily due to spread compression, partially offset by decreases in foreign exchange rates in several countries.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2020		December 31, 2019
Aaa / Aa / A	$8,079.4	63.9%	$8,014.7	65.1%
Baa	3,969.4	31.4%	3,734.7	30.3%
Ba	514.5	4.1%	480.7	3.9%
B and lower	76.3	0.6%	92.3	0.7%
Total	$12,639.6	100.0%	$12,322.4	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturity securities	$118.2	$123.0	$238.9	$245.1
Equity securities	5.2	5.7	10.4	11.5
Commercial mortgage loans on real estate	8.6	9.2	18.3	17.7
Short-term investments	1.5	5.8	4.3	11.4
Other investments	3.1	4.7	8.3	12.3
Cash and cash equivalents	2.3	6.5	9.3	13.5
Revenue from consolidated investment entities (1)	20.5	23.9	52.4	64.6
Total investment income	159.4	178.8	341.9	376.1
Investment expenses	(6.6)	(6.4)	(15.7)	(12.0)
Expenses from consolidated investment entities (1)	(15.6)	(18.2)	$(33.0)	$(43.6)
Net investment income	$137.2	$154.2	$293.2	$320.5

(1)
The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated. Refer to Note 11 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income from direct investments in:
Real estate fund (1)	$0.1	$1.4	$8.3	$10.8
CLO entities	3.3	3.0	8.0	6.8
Investment management fees	1.5	1.3	3.1	3.4
Net investment income from consolidated investment entities	$4.9	$5.7	$19.4	$21.0

(1)
The investment income from the real estate funds includes (loss) income attributable to non-controlling interest of $(0.6) million for the three months ended June 30, 2019 and $1.1 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

Net investment income decreased $17.0 million, or 11%, to $137.2 million for Second Quarter 2020 from $154.2 million for Second Quarter 2019. The decrease was primarily driven by lower cash yields and a decrease in yields on other variable rate assets, lower income from a decrease in the valuation of certain alternative investments adversely impacted by the COVID-19 pandemic and unfavorable foreign exchange.
Net investment income decreased $27.3 million, or 9%, to $293.2 million for Six Months 2020 from $320.5 million for Six Months 2019. The decrease was primarily driven by lower cash yields and a decrease in yields on other variable rate assets, lower income from real estate, lower income from a decrease in the valuation of certain alternative investments adversely impacted by the COVID-19 pandemic, unfavorable foreign exchange and an increase in investment expenses in connection with our strategic decision to outsource the management of the investment portfolio.
As of June 30, 2020, we owned $68.1 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $58.2 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on our investments, see Notes 10 and 12 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
In June 2020, we finalized our 2020 property catastrophe reinsurance program. 2020 reinsurance premiums for this program are estimated to be approximately $139.0 million pre-tax compared to approximately $163.0 million pre-tax for 2019, reflecting the exit from small commercial as well as a modest reduction in lender-placed exposure. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $930.0 million of coverage in excess of $80.0 million retention per event. In addition, it includes multi-year reinsurance contracts covering almost 50% of the U.S. program over the next two to five years, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer, which has two reinstatements and which covers the first $30.0 million of losses in excess of the $80.0 million retention. The 2020 program also maintains a cascading feature that provides multi-event protection in which higher coverage layers drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. When combined with the Florida Hurricane Catastrophe Fund, the program is covered for gross Florida losses of up to $1.15 billion.
The 2020 catastrophe reinsurance program also includes Caribbean protection of up to $175.0 million in excess of a $20.0 million retention, as well as Latin America protection of up to $170.0 million in excess of a $7.0 million retention, which renewed on July 1, 2020.

Liquidity and Capital Resources
COVID-19 did not materially impact our liquidity and capital resources during Second Quarter 2020. Throughout this period, we believe our liquidity remained strong. As of June 30, 2020, we had $357.4 million of holding company liquidity and $200.0 million that we drew from our revolving credit facility in March to strengthen our liquidity position and capital flexibility. Given our performance year-to-date and improved visibility into the ongoing impacts of COVID-19 on our business, we fully repaid the credit facility loan in July 2020, as further described below. Refer to the risk factor disclosed in Item 8.01 of our Current Report on Form 8-K filed on May 5, 2020 for a discussion of COVID-19 related factors that could impact our liquidity and capital resources in the future.
The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include the ability to carry back net operating losses to prior years taxed at higher rates and defer the due dates of tax payments. Pursuant to the CARES Act, we carried back net operating losses to 2013 and 2014, resulting in a refund claim of $198.4 million. We also deferred our First Quarter 2020 and Second Quarter 2020 federal estimated tax payments and payments related to the employer’s portion of social security tax in 2020. This will have the effect of increasing cash outlays for these taxes during the second half of 2020, 2021 and 2022. In July 2020, we received the full amount of the refund plus interest related to the net operating losses we carried back under the CARES Act, a portion of which will be included in third quarter 2020 holding company liquidity and will largely consist of the $84.4 million tax benefit the Company recorded in First Quarter 2020 and Second Quarter 2020. We continue to monitor and assess the potential tax impact of this and other COVID-19-related legislation on our liquidity, financial position and results of operations.
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
Holding Company
As of June 30, 2020, we had approximately $357.4 million in holding company liquidity, which was $132.4 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and Mandatory Convertible Preferred Stock (“MCPS”) dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $681.0 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. “Holding company liquidity” excludes the $200.0 million we drew down from our Credit Facility in March 2020 as the proceeds were for risk management purposes only. The loan was repaid in July 2020. We can use the assets that comprise holding company liquidity for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $284.0 million for Six Months 2020. In 2019, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $748.0 million.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Six Months 2020 and the year ended December 31, 2019, we made common stock repurchases and paid dividends to our common stockholders of $160.7 million and $426.3 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board of Directors (the “Board”) approval and market conditions.
In May 2020, we sold our minority interests in Iké and terminated our obligations to purchase the remaining shares of Iké (collectively, the “Sale”), recognizing a net loss on sale of $3.9 million pre-tax and $2.9 million after-tax. In connection with the sale, we provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). The Iké Loan matures in May 2025, bears floating interest at a rate equal to three-month LIBOR plus 4.25% per annum payable quarterly and provides for quarterly principal amortization payments through the maturity date.
For the three months ended June 30, 2020, net cash outflows related to the Sale were $85.3 million, including net proceeds paid of $73.3 million and the Iké Loan of $34.0 million, less cash inflows of $22.0 million upon settling a financial derivative we had entered into in connection with our agreement to sell our interests in Iké. The financial derivative had provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. See Note 5 in the accompanying Notes to Consolidated Financial Statements elsewhere in this Report.
On May 1, 2020, we completed our acquisition of AFAS, a provider of finance and insurance products and services including vehicle service contracts, guaranteed asset protection insurance and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states, for total consideration of $176.9 million. See Note 4 in the accompanying Notes to Consolidated Financial Statements elsewhere in this Report.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $241.0 million was available as of June 30, 2020). In addition, in January 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.63 per common share on June 16, 2020 to stockholders of record as of May 26, 2020 and dividends of $1.6250 per share of MCPS on June 15, 2020 to stockholders of record as of June 1, 2020. On July 9, 2020, the Board declared a quarterly dividend of $0.63 per common share payable on September 22, 2020 to stockholders of record as of August 31, 2020 and a quarterly dividend of $1.6250 per share of MCPS payable on September 15, 2020 to stockholders of record as of September 1, 2020. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant, including the impact of COVID-19 on our business. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined below), we generally may not make payments on our capital stock.

During Six Months 2020, the Company repurchased 734,967 shares of our outstanding common stock at a cost of $83.1 million, exclusive of commissions. As of June 30, 2020, $403.2 million remained under the Board repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the impact of COVID-19 on our business.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9385 (the “minimum conversion rate”) and 1.1262 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $4.6 million for each of Second Quarter 2020 and Second Quarter 2019, and $9.3 million for each of Six Months 2020 and Six Months 2019. For additional information regarding the MCPS, see Note 17 in the Consolidated Financial Statements included elsewhere in this Report.
Outstanding Debt
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$49.9	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.7	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.1	300.0	297.8
4.90% Senior Notes due March 2028	300.0	297.0	300.0	296.8
3.70% Senior Notes due February 2030	350.0	346.9	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.2	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.2	400.0	395.0
Total Senior and Subordinated Notes		2,008.0		2,006.9
Revolving Credit Facility (3)	200.0	200.0	—	—
Total Debt		$2,208.0		$2,006.9

(1)	Bears floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.

(2)	Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

(3)
Borrowings under the Credit Facility for Second Quarter 2020 bore a floating interest rate initially equal to three-month LIBOR plus 1.50% per annum. The loan was continued upon expiration of the initial interest period at a floating rate equal to one-month LIBOR plus 1.50% per annum.

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
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:

•
2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest at a rate equal to three-month LIBOR plus 1.25% (1.53% as of June 30, 2020) per year and matures in March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million outstanding aggregate principal amount of the 2021 Senior Notes.

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
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, we completed cash tender offers of $100.0 million each in aggregate principal amount of such senior notes. A loss on extinguishment of debt of $31.4 million was reported in the third quarter of 2019.
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
On March 27, 2020, we drew down $200.0 million from our Credit Facility. We repaid the loan on July 29, 2020, at the end of the then-current interest period, during which the loan bore interest at a floating rate equal to one-month LIBOR plus 1.50% per annum. The proceeds from the draw were held at the holding company as of June 30, 2020, but have been excluded from the $357.4 million of holding company liquidity as they were for risk management purposes only.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $241.0 million out of the $450.0 million was available as of June 30, 2020, due to $200.0 million of borrowings outstanding under the Credit Facility and $9.0 million of outstanding letters of credit.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 19 to the Consolidated Financial Statements, included elsewhere in this Report.
Cash Flows
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2020	2019
Operating activities	$292.2	$725.7
Investing activities	(32.2)	(609.6)
Financing activities	12.0	118.6
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.7
Net change in cash	$270.4	$236.4

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
Net cash provided by operating activities was $292.2 million for Six Months 2020 compared to $725.7 million for Six Months 2019. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle business. The primary factors contributing to the decrease in cash from operations included the absence of a prior year receipt of prepaid premiums for our Japan business given subsequent changes in payment terms under the program, an increase in advanced commission payments as a result of subscriber growth from mobile protection programs and growth from our Global Automotive business, the timing of cumulative payments to a vendor related to a program initiated in 2019 for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties, and an increase in follow-on commission payments associated with both higher fourth quarter 2019 premiums and 2019 full year programs. These decreases were partially offset by higher collections of premium receivable balances mostly due to timing.
Net cash used in investing activities was $32.2 million for Six Months 2020 compared to $609.6 million for Six Months 2019. The decrease in cash used in investing activities was primarily driven by our consolidated investment entities (“CIEs”) related to the timing of purchases of securities in connection with CLO structures launched in 2019. The decrease was partially offset by $135.8 million of cash used for the AFAS acquisition, which was partially offset by AFAS cash acquired of $39.6 million, and $73.3 million of net cash used for the sale of our interests in Iké in Second Quarter 2020. For additional information on CIEs, the AFAS acquisition and our sale of Iké see Notes 11, 4 and 5, respectively, to the Consolidated Financial Statements included elsewhere in the Report. The remaining changes were due to the ongoing management of our investment portfolio.
Net cash provided by financing activities was $12.0 million for Six Months 2020 compared to $118.6 million for Six Months 2019. The decrease in net cash provided by financing activities was primarily due to $290.2 million of cash from our CIEs provided in first quarter 2019, net of repayments of borrowings to short-term warehouse facilities primarily related to the timing of CLO structures launched each year. This was partially offset by a $200.0 million drawdown from our Credit Facility. We fully repaid the loan in July 2020. For additional information, see Note 14 to the Consolidated Financial Statements included elsewhere in the Report.
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
Interest paid on debt	$52.6	$53.3
Common stock dividends	77.6	75.7
Preferred stock dividends	9.3	9.3
Total	$139.5	$138.3
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $12.1 million of letters of credit outstanding as of June 30, 2020 and December 31, 2019.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2019 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of June 30, 2020, there were no material changes to the assumptions or risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2020, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material pending legal and regulatory matters in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 20 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

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

(In millions, except number of shares and per share amounts)
Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	117,870	$131.23	117,870	$470.8
February 1 - February 29	134,000	136.52	134,000	452.5
March 1 - March 31	229,097	102.30	229,097	429.0
April 1 - April 30	162,000	104.96	162,000	412.1
May 1 - May 31	92,000	96.46	92,000	403.2
June 1 - June 30	—	—	—	403.2
Total	734,967	$113.03	734,967	$403.2

(1)
Shares purchased pursuant to the November 5, 2018 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. As of June 30, 2020, approximately $403.2 million remained under the November 2018 authorization.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 7, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-31978) filed with the SEC on July 2, 2020).*

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: August 7, 2020