Form 10-Q
period 2020-09-30
ASSURANT, INC.
filed 2020-11-05
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 30, 2020 was 58,759,191.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	September 30, 2020	December 31, 2019
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $1.5 at September 30, 2020; amortized cost - $11,379.3 and $11,064.8 at September 30, 2020 and December 31, 2019, respectively)	$13,094.5	$12,322.4
Equity securities at fair value	384.4	388.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.9 at September 30, 2020)	771.1	815.0
Short-term investments	250.0	402.5
Other investments (net of allowances for credit losses of $1.4 at September 30, 2020)	705.9	638.9
Total investments	15,205.9	14,567.3
Cash and cash equivalents	2,203.0	1,867.1
Premiums and accounts receivable (net of allowances for credit losses of $15.9 at September 30, 2020)	1,576.7	1,692.8
Reinsurance recoverables (net of allowances for credit losses of $25.5 at September 30, 2020)	9,796.2	9,593.4
Accrued investment income	133.0	131.1
Deferred acquisition costs	7,405.5	6,668.0
Property and equipment, net	468.4	433.7
Goodwill	2,325.8	2,343.4
Value of business acquired	1,339.8	2,004.3
Other intangible assets, net	581.8	540.2
Other assets (net of allowances for credit losses of $1.8 at September 30, 2020)	540.4	590.1
Assets held in separate accounts	2,006.1	1,839.7
Assets of consolidated investment entities (1)	—	2,020.1
Total assets	$43,582.6	$44,291.2
Liabilities
Future policy benefits and expenses	$9,907.4	$9,807.3
Unearned premiums	17,116.6	16,603.6
Claims and benefits payable	2,758.2	2,687.7
Commissions payable	547.0	540.5
Reinsurance balances payable	435.4	358.5
Funds held under reinsurance	361.2	319.4
Accounts payable and other liabilities	2,502.1	2,758.5
Debt	2,008.6	2,006.9
Liabilities related to separate accounts	2,006.1	1,839.7
Liabilities of consolidated investment entities (1)	—	1,687.0
Total liabilities	37,642.6	38,609.1
Commitments and contingencies (Note 21)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 162,051,167 and 161,607,866 shares issued and 59,076,751 and 59,945,893 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1.6	1.6
Additional paid-in capital	4,568.2	4,537.7
Retained earnings	6,126.0	5,966.4
Accumulated other comprehensive income	658.2	411.5
Treasury stock, at cost; 102,974,416 and 101,661,973 shares at September 30, 2020 and December 31, 2019, respectively	(5,420.5)	(5,267.3)
Total Assurant, Inc. stockholders’ equity	5,936.4	5,652.8
Non-controlling interests	3.6	29.3
Total equity	5,940.0	5,682.1
Total liabilities and equity	$43,582.6	$44,291.2
(1)The following table presents information on assets and liabilities related to consolidated investment entities as of December 31, 2019. During the third quarter of 2020, the Company sold its collateralized loan obligation asset management platform and outsourced its real estate asset management, which resulted in the deconsolidation of the consolidated investment entities. Refer to Notes 5 and 12 for additional information.

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

December 31, 2019

Assets
Cash and cash equivalents	$32.9
Investments, at fair value	1,957.9
Other receivables	29.3
Total assets	$2,020.1
Liabilities
Collateralized loan obligation notes, at fair value	1,603.1
Other liabilities	83.9
Total liabilities	$1,687.0

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,102.8	$2,015.4	$6,223.0	$5,952.5
Fees and other income	245.9	295.1	934.3	959.5
Net investment income	135.1	169.5	428.3	490.0
Net realized gains (losses) on investments (including $(1.5), $(0.2), $(14.6), and $(1.1) of impairment losses for the three and nine months ended September 30, 2020 and 2019, respectively)	16.6	14.9	(54.6)	61.5
Amortization of deferred gains on disposal of businesses	2.1	4.4	8.7	16.9
Total revenues	2,502.5	2,499.3	7,539.7	7,480.4
Benefits, losses and expenses
Policyholder benefits	709.6	705.2	1,908.9	2,006.9
Amortization of deferred acquisition costs and value of business acquired	946.2	869.5	2,745.7	2,462.6
Underwriting, general and administrative expenses	687.5	764.5	2,331.8	2,388.1
Goodwill impairment (Note 6)	137.8	—	137.8	—
Iké net losses (Note 5)	—	121.1	5.9	130.5
Interest expense	25.5	32.2	77.7	85.2
Loss on extinguishment of debt	—	31.4	—	31.4
Total benefits, losses and expenses	2,506.6	2,523.9	7,207.8	7,104.7
(Loss) income before provision for income taxes	(4.1)	(24.6)	331.9	375.7
Provision for income taxes	26.4	28.6	28.2	117.7
Net (loss) income	(30.5)	(53.2)	303.7	258.0
Less: Net loss (income) attributable to non-controlling interests	0.3	(1.6)	(1.1)	(3.0)
Net (loss) income attributable to stockholders	(30.2)	(54.8)	302.6	255.0
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(14.0)
Net (loss) income attributable to common stockholders	$(34.9)	$(59.5)	$288.6	$241.0

Earnings Per Common Share
Basic	$(0.58)	$(0.96)	$4.78	$3.88
Diluted	$(0.58)	$(0.96)	$4.76	$3.86
Share Data
Weighted average common shares outstanding used in basic per common share calculations	60,190,103	61,804,492	60,384,817	62,204,242
Plus: Dilutive securities	—	—	256,128	256,003
Weighted average common shares used in diluted per common share calculations	60,190,103	61,804,492	60,640,945	62,460,245
See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net (loss) income	$(30.5)	$(53.2)	$303.7	$258.0
Other comprehensive income (loss):
Change in unrealized gains on investments, net of taxes of $(12.3), $(28.5), $(53.7) and $(157.5) for the three and nine months ended September 30, 2020 and 2019, respectively	54.1	97.4	186.7	574.8
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $0.2, $0.5 and $0.5 for the three and nine months ended September 30, 2020 and 2019, respectively	(0.6)	2.7	(1.8)	(0.5)
Change in credit related impairment losses, net of taxes of $(0.3) for the three and nine months ended September 30, 2020	1.2	—	1.2	—
Change in non-credit related impairment losses, net of taxes of $(0.4), $(0.1), $(0.1) and $(0.2) for the three and nine months ended September 30, 2020 and 2019, respectively	1.5	0.2	0.3	0.7
Change in foreign currency translation, net of taxes of $(1.5), $0.8, $4.2 and $(0.6) for the three and nine months ended September 30, 2020 and 2019, respectively	35.3	(23.6)	15.2	(14.6)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.6, $—, $(12.0) and $(0.1) for the three and nine months ended September 30, 2020 and 2019, respectively (1)	(2.2)	(0.2)	45.1	0.2
Total other comprehensive income	89.3	76.5	246.7	560.6
Total comprehensive income	58.8	23.3	550.4	818.6
Less: Comprehensive loss (income) attributable to non-controlling interests	0.3	(1.6)	(1.1)	(3.0)
Total comprehensive income attributable to stockholders	$59.1	$21.7	$549.3	$815.6
(1)Change in nine months ended September 30, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits plan. Refer to Note 20 for further information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at June 30, 2020	$2.9	$1.6	$4,550.4	$6,194.4	$568.9	$(5,350.4)	$16.7	$5,984.5
Stock plan issuances	—	—	4.7	—	—	—	—	4.7
Stock plan compensation expense	—	—	15.5	—	—	—	—	15.5
Common stock dividends ($0.63 per share)	—	—	—	(37.5)	—	—	—	(37.5)
Acquisition of common stock	—	—	(1.7)	—	—	(70.1)	—	(71.8)
Net loss	—	—	—	(30.2)	—	—	(0.3)	(30.5)
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	4.0	—	—	(11.2)	(7.2)
Acquisition of non-controlling interests	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	89.3	—	—	89.3
Balance at September 30, 2020	$2.9	$1.6	$4,568.2	$6,126.0	$658.2	$(5,420.5)	$3.6	$5,940.0

	Three Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at June 30, 2019	$2.9	$1.6	$4,509.2	$5,980.9	$328.7	$(5,093.1)	$30.1	$5,760.3
Stock plan issuances	—	—	3.6	—	—	—	—	3.6
Stock plan compensation expense	—	—	15.0	—	—	—	—	15.0
Common stock dividends ($0.60 per share)	—	—	—	(37.3)	—	—	—	(37.3)
Acquisition of common stock	—	—	(3.3)	—	—	(65.4)	—	(68.7)
Net (loss) income	—	—	—	(54.8)	—	—	1.6	(53.2)
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(1.2)	—	—	0.1	(1.1)
Other comprehensive income	—	—	—	—	76.5	—	—	76.5
Balance at September 30, 2019	$2.9	$1.6	$4,524.5	$5,882.9	$405.2	$(5,158.5)	$31.8	$5,690.4

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan issuances	—	—	8.6	—	—	—	—	8.6
Stock plan compensation expense	—	—	41.9	—	—	—	—	41.9
Common stock dividends ($1.89 per share)	—	—	—	(115.1)	—	—	—	(115.1)
Acquisition of common stock	—	—	(19.3)	—	—	(153.2)	—	(172.5)
Net income	—	—	—	302.6	—	—	1.1	303.7
Preferred stock dividends ($4.88 per share)	—	—	—	(14.0)	—	—	—	(14.0)
Change in equity of non-controlling interests	—	—	—	6.5	—	—	(25.2)	(18.7)
Acquisition of non-controlling interests	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	246.7	—	—	246.7
Balance at September 30, 2020	$2.9	$1.6	$4,568.2	$6,126.0	$658.2	$(5,420.5)	$3.6	$5,940.0

	Nine Months Ended September 30, 2019
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan issuances	—	—	7.1	—	—	—	—	7.1
Stock plan compensation expense	—	—	40.7	—	—	—	—	40.7
Common stock dividends ($1.80 per share)	—	—	—	(113.0)	—	—	—	(113.0)
Acquisition of common stock	—	—	(18.9)	—	—	(166.1)	—	(185.0)
Net income	—	—	—	255.0	—	—	3.0	258.0
Preferred stock dividends ($4.88 per share)	—	—	—	(14.0)	—	—	—	(14.0)
Change in equity of non-controlling interests	—	—	—	(4.8)	—	—	6.9	2.1
Other comprehensive income	—	—	—	—	560.6	—	—	560.6
Balance at September 30, 2019	$2.9	$1.6	$4,524.5	$5,882.9	$405.2	$(5,158.5)	$31.8	$5,690.4
(1)Amount relates to the adoption of a new accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020. Refer to Notes 3 and 7 for additional information.

See the accompanying Notes to Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Operating activities
Net income attributable to stockholders	$302.6	$255.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	172.1	40.6
Amortization of deferred gains on disposal of businesses	(8.7)	(16.9)
Depreciation and amortization	105.1	87.4
Net realized losses (gains) on investments, including impairment losses	54.6	(61.5)
Loss on extinguishment of debt	—	31.4
Loss on sale of business	—	9.6
Stock based compensation expense	41.9	40.7
Other intangible asset impairment	—	16.2
Goodwill impairment	137.8	—
Iké related charges, net of derivative gains (1)	1.7	130.5
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	825.9	1,393.2
Change in premiums and accounts receivable	102.8	(138.8)
Change in commissions payable	14.1	75.2
Change in reinsurance recoverable	(154.5)	(259.5)
Change in reinsurance balance payable	80.5	12.9
Change in funds withheld under reinsurance	42.6	13.4
Change in deferred acquisition costs and value of business acquired	(418.3)	(685.1)
Change in taxes (receivable) payable (5)	(33.0)	63.8
Change in other assets and other liabilities	(371.5)	163.6
Other	5.9	(3.8)
Net cash provided by operating activities	901.6	1,167.9
Investing activities
Sales of:
Fixed maturity securities available for sale	489.2	1,730.0
Equity securities	21.4	85.3
Other invested assets	87.4	45.8
Iké foreign currency hedge (1)	22.0	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	723.6	483.9
Commercial mortgage loans on real estate	38.5	41.7
Purchases of:
Fixed maturity securities available for sale	(1,543.7)	(2,434.1)
Equity securities	(27.9)	(81.8)
Commercial mortgage loans on real estate	(3.0)	(84.3)
Other invested assets (2)	(78.6)	(33.4)
Property and equipment and other	(81.1)	(70.5)
Subsidiaries, net of cash transferred (3)	(166.1)	—
Net cash outflow related to sale of interests in Iké and termination of put/call obligations (1)	(73.3)	—

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

Consolidated investment entities (4):
Purchases of investments	(353.1)	(1,163.1)
Sale of investments	550.2	754.4
Change in short-term investments	118.9	108.5
Other	0.4	4.0
Net cash used in investing activities	(275.2)	(613.6)
Financing activities
Issuance of debt, net of issuance costs	—	346.7
Repayment of debt, including tender offer premium	—	(379.6)
Issuance of collateralized loan obligation notes (4)	—	404.8
Issuance of debt for consolidated investment entities (4)	—	189.1
Repayment of debt for consolidated investment entities (4)	(1.2)	(318.7)
Payment of contingent liability	—	(19.3)
Borrowings under secured revolving credit facility	200.0	—
Payments on secured revolving credit facility	(200.0)	—
Acquisition of common stock	(154.5)	(164.3)
Common stock dividends paid	(115.1)	(113.0)
Preferred stock dividends paid	(14.0)	(14.0)
Employee stock purchases and withholdings	(12.0)	18.1
Other	—	0.1
Net cash used in financing activities	(296.8)	(50.1)
Effect of exchange rate changes on cash and cash equivalents	6.3	(8.9)
Change in cash and cash equivalents	335.9	495.3
Cash and cash equivalents at beginning of period	1,867.1	1,254.0
Cash and cash equivalents at end of period	$2,203.0	$1,749.3

(1)Relates to Iké disposition and related financing. Refer to Note 5 for additional information.
(2)Includes loan to Iké Grupo. Refer to Note 5 for additional information.
(3)Consists of $175.4 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc., net of $39.6 million of cash acquired, and $30.3 million in total cash consideration for three business acquisitions within the Global Lifestyle business. Refer to Note 4 for additional information.
(4)Relates to cash flows from the Company’s variable interest entities. Refer to Note 12 for additional information.
(5)Includes receipt of the $204.9 million federal tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the CARES Act. Refer to Note 8 for additional information.

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
The interim financial data as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Recent Accounting Pronouncements
Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities (codified in the FASB Accounting Standards Codification Topic 326 (“ASC 326”)). For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses are measured in a manner similar to accounting requirements in effect prior to adoption; however, the amended guidance requires that credit-related impairment losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, premium receivables, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard as of January 1, 2020. Refer to Note 7 for additional information.
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
Improvements to Convertible Instruments and Contracts in an Entity’s Own Equity: In August 2020, the FASB issued guidance that simplifies accounting for convertible instruments by removing major separation models required under current

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more contracts in an entity’s own equity to qualify for it. The guidance also simplifies the diluted earnings per common share (“EPS”) calculation in the areas of convertible instruments and instruments that qualify for the derivatives scope exception for contracts in an entity’s own equity to address accounting for the guidance changes to the classification, recognition and measurement.
This guidance will be effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company is evaluating the requirements of this guidance and the potential impact on its financial position and results of operations.

4. Acquisition
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

5. Dispositions
Sale of Collateralized Loan Obligation (“CLO”) Asset Management Platform
In July 2020, the Company sold its CLO asset management platform for $20.0 million in cash consideration, resulting in a net gain of $18.3 million, including costs to sell, for the three and nine months ended September 30, 2020, reported through underwriting, general and administrative expenses in the consolidated statements of operations. The Company incurred additional exit related expenses of $6.1 million and $7.5 million for the three and nine months ended September 30, 2020, respectively, that were also included in underwriting, general and administrative expenses in the consolidated statements of operations. Prior to the sale, the CLOs were variable interest entities (“VIEs”) that the Company consolidated, as described in Note 12. The Company retained its direct investments in the CLOs following the sale, but deconsolidated the CLOs in third quarter 2020 since it no longer acts as collateral manager and, as a result, no longer has the power to control the CLO entities.
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
In May 2020, the Company completed the sale of its interests in Iké and terminated its put/call obligations recognizing a net loss on sale of $3.9 million pre-tax and $2.9 million after-tax in the second quarter of 2020. Prior to the sale, in 2020, the Company recorded aggregate impairment losses and put/call valuation losses of $22.3 million compared to $130.5 million for the nine months ended September 30, 2019. In connection with the anticipated sale, the Company entered into a financial derivative in January 2020 that provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. The Company settled its position upon the sale, resulting in a cash inflow of $22.0 million, and net realized (losses) gains on the derivative of $20.3 million during the second quarter of 2020.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

In total, the Company recorded net pre-tax charges of $121.1 million for the three months ended September 30, 2019, and $5.9 million and $130.5 million for the nine months ended September 30, 2020 and 2019, respectively, presented as Iké net losses in the consolidated statements of operations. For the nine months ended September 30, 2020, total impairment and put/call losses resulted in a tax benefit of $6.7 million; however, this was fully offset by a valuation allowance as the realizability of the tax losses in the related tax jurisdiction is unlikely. There was tax expense of $4.3 million on the income arising on the financial derivative in the second quarter of 2020, as such contract was originated in the U.S. tax jurisdiction. As such, after-tax charges of $124.8 million were recorded for the three months ended September 30, 2019, and $9.3 million and $131.4 million were recorded for the nine months ended September 30, 2020 and 2019, respectively.
In connection with the sale, the Company provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). The Iké Loan matures in May 2025, bears floating interest at a rate equal to three-month LIBOR plus 4.25% per annum payable quarterly and provides for quarterly principal amortization payments through the maturity date. The Iké Loan, which has an outstanding balance of $33.2 million as of September 30, 2020, is classified in other investments in the consolidated balance sheets and interest income is reflected as a component of net investment income in the consolidated statements of operations.

6. Goodwill
Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. The Company performs its annual goodwill impairment test as of October 1 each year, or more frequently if indicators of impairment exist. For the year ended December 31, 2019, goodwill of all reporting units was not considered impaired based on qualitative and quantitative tests.
Global Preneed Goodwill Impairment
During the third quarter of 2020, the Company identified impairment indicators impacting the fair value of the Global Preneed reportable segment in connection with exploring strategic alternatives for the Global Preneed business, including the possible sale of the business, to focus on opportunities within the Global Lifestyle and Global Housing segments. Such impairment indicators included the evaluation of the long term economic performance of the segment in light of further expected declines in interest rates from the resurgence of COVID-19 cases. As interest rates are critical to the performance of the business, the anticipated long-term declines in interest rates are expected to have adverse impacts on existing business and cause significant challenges to profitability from new business. The overall expected adverse impact to the business in the segment was an important indicator that triggered the requirement for an interim goodwill impairment analysis in the third quarter of 2020. As a result, an updated fair value assessment was completed based on how a market participant would consider the long-term outlook for business performance, long-term forecasts of the interest rate environment and its impact on the fair value of liabilities.
The fair value of the reportable segment was determined using a discounted cash flow method which calculates the present value of future earnings developed from projected earnings arising from existing and new business and considers all aspects of the business including investment assumptions of asset portfolios. The fair value calculated in the third quarter of 2020 was lower than the carrying value of the reportable segment, resulting in the pre-tax impairment charge of the entire goodwill of $137.8 million and after-tax impairment charge of $135.6 million (substantial portion is not tax deductible) related to the segment. The goodwill impairment charge is reported separately in the consolidated statements of operations for the three and nine months ended September 30, 2020, with a corresponding reduction to goodwill in the consolidated balance sheet as of September 30, 2020.
The Company had previously determined in the first two quarters of 2020 that the impact of COVID-19 and suppression of interest rates was expected to be short term and due to excess fair value over carrying value of the reporting unit from the prior quantitative test, concluded that no indicators were triggered that would have required an interim impairment test.

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
The total allowance for credit losses for the financial assets was $53.0 million, $46.2 million and $20.3 million as of September 30, 2020, January 1, 2020 (date of adoption) and December 31, 2019, respectively.
For the nine months ended September 30, 2020, the net increase in the allowance for credit losses that reduced pre-tax income was $10.2 million, consisting of increases in the allowance for credit losses of $14.1 million, partially offset by recoveries of $3.9 million, principally related to account write-downs established prior to implementation of the new standard. The net increase is classified in the consolidated statements of operations as follows: $2.6 million is included in underwriting, general and administrative expenses and $7.6 million included in net realized losses on investments, comprised of $4.7 million related to commercial mortgage loans on real estate, $1.5 million related to available for sale fixed maturity securities and $1.4 million related to the Iké Loan (as referenced in Note 5).
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of September 30, 2020 and December 31, 2019, reinsurance recoverables totaled $9.80 billion and $9.59 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
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
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 77% were rated A- or better, 17% were rated BBB or BB, and 6% were not rated based on the Company’s analysis and assigned ratings.
The following table presents the changes in the CECL allowance for reinsurance recoverables by portfolio segment for the nine months ended September 30, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance, December 31, 2019	$2.5	$0.3	$—	$—	$2.8
Cumulative effect of adoption	3.9	0.7	0.2	17.7	22.5
Incremental allowance	0.1	(0.4)	—	3.1	2.8
Recoveries	(2.5)	—	—	—	(2.5)
Other	—	—	(0.1)	—	(0.1)
Balance, September 30, 2020	$4.0	$0.6	$0.1	$20.8	$25.5
For the nine months ended September 30, 2020, the incremental allowance of $2.8 million was principally due to the reduction of anticipated recoveries upon default following the recent economic impact related to COVID-19. When determining the allowance at September 30, 2020, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including, but not limited to, collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and account receivables for the nine months ended September 30, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance, December 31, 2019	$14.2	$0.2	$0.5	$0.4	$15.3
Cumulative effect of adoption	1.3	0.5	—	—	1.8
Acquired allowance as of acquisition date	0.4	—	—	—	0.4
Incremental allowance	2.2	1.1	—	0.2	3.5
Recoveries	(1.4)	—	—	—	(1.4)
Write-offs	(3.4)	—	—	—	(3.4)
Foreign currency translation	(0.3)	—	—	—	(0.3)
Balance, September 30, 2020	$13.0	$1.8	$0.5	$0.6	$15.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

For the nine months ended September 30, 2020, the incremental allowance of $3.5 million relates to an increase in past due accounts and default factors following the economic impact related to COVID-19 to reflect the expectation that future defaults will exceed historical defaults. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of September 30, 2020, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.2 million as of September 30, 2020 and from $0.1 million to $12.3 million as of December 31, 2019.
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
Upon adoption of ASC 326 on January 1, 2020, the Company increased its allowance for credit losses from $0.6 million to $2.2 million with the after-tax impact of $1.3 million reflected in retained earnings. For the nine months ended September 30, 2020, the CECL allowance was increased by an additional $4.7 million due to an increase in anticipated default factors following the recent economic impact related to COVID-19.
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at September 30, 2020.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Origination Year
	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$109.2	$187.9	$146.2	$90.7	$225.6	$759.6	97.6%
71% to 80%	7.0	—	—	6.9	—	13.9	1.8%
81% to 95%	—	—	—	—	4.5	4.5	0.6%
Total	$116.2	$187.9	$146.2	$97.6	$230.1	$778.0	100.0%

	Origination Year
	2019	2018	2017	2016	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$37.3	$71.2	$72.3	$67.2	$106.3	$354.3	45.5%
1.5 to 2.0	41.6	73.7	47.7	20.8	55.0	238.8	30.7%
1.0 to 1.5	37.3	43.0	26.2	9.6	64.5	180.6	23.2%
Less than 1.0	—	—	—	—	4.3	4.3	0.6%
Total	$116.2	$187.9	$146.2	$97.6	$230.1	$778.0	100.0%
(1)LTV ratio derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated at least annually.
(2)DSC ratio calculated using most recent reported operating income results from property operators divided by annual debt service coverage.

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
Subsequent changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. For fixed maturities where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value. Write-offs are charged against the allowance when management concludes the financial asset is uncollectible. For fixed maturities where the Company expects a recovery in value, the effective yield method is utilized, and the investment is amortized to par. The Company recorded a $1.5 million allowance for credit losses on fixed maturity securities available for sale for the three and nine months ended September 30, 2020.

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

8. Income Taxes
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
During the nine months ended September 30, 2020, the Company filed a refund claim for $198.4 million and recorded a $79.3 million tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of the deferred tax asset of $107.1 million and increase to the current receivable of $186.4 million. The Company accrued a $5.2 million after-tax interest benefit related to the refund from the carryback for the nine months ended September 30, 2020, included in the provision for income taxes in the consolidated statements of operations. The Company received the full amount of the refund plus interest in July 2020. The Company also recorded refundable employee retention tax credits of $3.1 million and $4.8 million for the three and nine months ended September 30, 2020, respectively, included in underwriting, general and administrative expenses in the consolidated statements of operations. Due to the recent enactment of this legislation, the Company continues to assess the potential tax impacts on its financial position and results of operations.

9. Segment Information
As of September 30, 2020, the Company had four reportable segments, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”);
•Global Housing: provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”);
•Global Preneed: provides pre-funded funeral insurance, final need insurance and related services; and
•Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2020

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,633.2	$453.6	$16.0	$—	$2,102.8
Fees and other income	171.8	37.7	35.9	0.5	245.9
Net investment income	44.6	16.5	70.1	3.9	135.1
Net realized gains on investments	—	—	—	16.6	16.6
Amortization of deferred gains on disposal of businesses	—	—	—	2.1	2.1
Total revenues	1,849.6	507.8	122.0	23.1	2,502.5
Benefits, losses and expenses
Policyholder benefits	365.4	272.8	71.1	0.3	709.6
Amortization of deferred acquisition costs and value of business acquired	870.5	56.8	18.9	—	946.2
Underwriting, general and administrative expenses	480.8	162.2	15.3	29.2	687.5
Goodwill impairment	—	—	—	137.8	137.8
Interest expense	—	—	—	25.5	25.5
Total benefits, losses and expenses	1,716.7	491.8	105.3	192.8	2,506.6
Segment income (loss) before provision (benefit) for income tax	132.9	16.0	16.7	(169.7)	(4.1)
Provision (benefit) for income taxes	26.3	2.9	3.5	(6.3)	26.4
Segment income (loss) after taxes	106.6	13.1	13.2	(163.4)	(30.5)
Less: Net loss attributable to non-controlling interests	—	—	—	0.3	0.3
Net income (loss) attributable to stockholders	106.6	13.1	13.2	(163.1)	(30.2)
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$106.6	$13.1	$13.2	$(167.8)	$(34.9)
	As of September 30, 2020
Segment assets:	$23,563.3	$4,194.2	$7,507.0	$8,318.1	$43,582.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,525.1	$475.2	$15.1	$—	$2,015.4
Fees and other income	224.2	35.1	35.7	0.1	295.1
Net investment income	62.1	22.4	73.0	12.0	169.5
Net realized gains on investments	—	—	—	14.9	14.9
Amortization of deferred gains on disposal of businesses	—	—	—	4.4	4.4
Total revenues	1,811.4	532.7	123.8	31.4	2,499.3
Benefits, losses and expenses
Policyholder benefits	392.1	245.8	67.3	—	705.2
Amortization of deferred acquisition costs and value of business acquired	791.9	47.3	30.3	—	869.5
Underwriting, general and administrative expenses	496.6	187.6	18.2	62.1	764.5
Iké net losses	—	—	—	121.1	121.1
Interest expense	—	—	—	32.2	32.2
Loss on extinguishment of debt	—	—	—	31.4	31.4
Total benefits, losses and expenses	1,680.6	480.7	115.8	246.8	2,523.9
Segment income (loss) before provision (benefit) for income tax	130.8	52.0	8.0	(215.4)	(24.6)
Provision (benefit) for income taxes	28.7	10.4	0.6	(11.1)	28.6
Segment income (loss) after taxes	102.1	41.6	7.4	(204.3)	(53.2)
Less: Net income attributable to non-controlling interest	—	—	—	(1.6)	(1.6)
Net income (loss) attributable to stockholders	102.1	41.6	7.4	(205.9)	(54.8)
Less: Preferred stock dividends	—	—	—	(4.7)	(4.7)
Net income (loss) attributable to common stockholders	$102.1	$41.6	$7.4	$(210.6)	$(59.5)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2020

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$4,799.0	$1,374.6	$49.4	$—	$6,223.0
Fees and other income	721.6	106.0	106.2	0.5	934.3
Net investment income	143.5	54.9	210.3	19.6	428.3
Net realized losses on investments	—	—	—	(54.6)	(54.6)
Amortization of deferred gains on disposal of businesses	—	—	—	8.7	8.7
Total revenues	5,664.1	1,535.5	365.9	(25.8)	7,539.7
Benefits, losses and expenses
Policyholder benefits	1,044.7	651.9	211.6	0.7	1,908.9
Amortization of deferred acquisition costs and value of business acquired	2,519.7	169.9	56.1	—	2,745.7
Underwriting, general and administrative expenses	1,649.4	496.6	48.4	137.4	2,331.8
Goodwill impairment	—	—	—	137.8	137.8
Iké net losses	—	—	—	5.9	5.9
Interest expense	—	—	—	77.7	77.7
Total benefits, losses and expenses	5,213.8	1,318.4	316.1	359.5	7,207.8
Segment income (loss) before provision (benefit) for income tax	450.3	217.1	49.8	(385.3)	331.9
Provision (benefit) for income taxes	101.0	44.4	10.6	(127.8)	28.2
Segment income (loss) after taxes	349.3	172.7	39.2	(257.5)	303.7
Less: Net income attributable to non-controlling interests	—	—	—	(1.1)	(1.1)
Net income (loss) attributable to stockholders	349.3	172.7	39.2	(258.6)	302.6
Less: Preferred stock dividends	—	—	—	(14.0)	(14.0)
Net income (loss) attributable to common stockholders	$349.3	$172.7	$39.2	$(272.6)	$288.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$4,499.1	$1,407.1	$46.3	$—	$5,952.5
Fees and other income	740.9	113.3	103.2	2.1	959.5
Net investment income	177.5	66.6	212.7	33.2	490.0
Net realized gains on investments	—	—	—	61.5	61.5
Amortization of deferred gains on disposal of businesses	—	—	—	16.9	16.9
Total revenues	5,417.5	1,587.0	362.2	113.7	7,480.4
Benefits, losses and expenses
Policyholder benefits	1,152.2	652.5	202.1	0.1	2,006.9
Amortization of deferred acquisition costs and value of business acquired	2,238.4	158.7	65.5	—	2,462.6
Underwriting, general and administrative expenses	1,622.6	541.6	49.8	174.1	2,388.1
Iké net losses	—	—	—	130.5	130.5
Interest expense	—	—	—	85.2	85.2
Loss on extinguishment of debt	—	—	—	31.4	31.4
Total benefits, losses and expenses	5,013.2	1,352.8	317.4	421.3	7,104.7
Segment income (loss) before provision (benefit) for income tax	404.3	234.2	44.8	(307.6)	375.7
Provision (benefit) for income taxes	92.3	48.4	8.7	(31.7)	117.7
Segment income (loss) after taxes	312.0	185.8	36.1	(275.9)	258.0
Less: Net income attributable to non-controlling interest	—	—	—	(3.0)	(3.0)
Net income (loss) attributable to stockholders	312.0	185.8	36.1	(278.9)	255.0
Less: Preferred stock dividends	—	—	—	(14.0)	(14.0)
Net income (loss) attributable to common stockholders	$312.0	$185.8	$36.1	$(292.9)	$241.0
10. Contract Revenues
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $124.6 million and $188.8 million for Global Lifestyle and $25.3 million and $23.8 million for Global Housing for the three months ended September 30, 2020 and 2019, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $579.3 million and $614.6 million for

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Global Lifestyle and $71.1 million and $81.4 million for Global Housing for the nine months ended September 30, 2020 and 2019, respectively.
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
The Company also repairs, refurbishes and then sells mobile and other electronic devices, on behalf of its client, for a bundled per unit fee. The entire processing of the device is considered one performance obligation with a standalone selling price and thus, the per unit fee is recognized when the products are sold. Payment for the products is received prior to shipment and the Company deducts its per unit fee prior to remitting the remainder to the client.
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
Contract Balances
The receivables and unearned revenue under these contracts were $210.0 million and $85.7 million, respectively, as of September 30, 2020, and $185.0 million and $87.6 million, respectively, as of December 31, 2019. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended September 30, 2020 and 2019 that was included in unearned revenue as of December 31, 2019 and 2018 was $10.3 million and $14.5 million, respectively. Revenue from service contracts and sales of products recognized during the nine months ended September 30, 2020 and 2019 that was included in unearned revenue as of December 31, 2019 and 2018 was $37.5 million and $44.7 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2020 and December 31, 2019, the Company has approximately $14.2 million and $25.8 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

11. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, fair value, and impairment included within accumulated other comprehensive income (“AOCI”) of the Company’s fixed maturity securities as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2020
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$125.1	$—	$6.8	$—	$131.9	$—
States, municipalities and political subdivisions	224.6	—	34.2	(0.1)	258.7	—
Foreign governments	872.2	—	149.7	(1.0)	1,020.9	—
Asset-backed	529.9	—	8.5	(6.0)	532.4	—
Commercial mortgage-backed	327.2	—	16.8	(3.8)	340.2	—
Residential mortgage-backed	1,084.7	—	95.8	(0.2)	1,180.3	2.5
U.S. corporate	6,001.0	(1.5)	1,100.3	(23.2)	7,076.6	17.6
Foreign corporate	2,214.6	—	341.6	(2.7)	2,553.5	—
Total fixed maturity securities	$11,379.3	$(1.5)	$1,753.7	$(37.0)	$13,094.5	$20.1

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$188.9	$5.3	$(0.1)	$194.1	$—
States, municipalities and political subdivisions	216.1	26.4	—	242.5	—
Foreign governments	916.9	94.3	(0.8)	1,010.4	—
Asset-backed	502.4	3.1	(2.3)	503.2	—
Commercial mortgage-backed	212.7	10.2	(0.8)	222.1	—
Residential mortgage-backed	1,235.3	52.4	(1.4)	1,286.3	3.1
U.S. corporate	5,679.8	818.9	(2.1)	6,496.6	16.5
Foreign corporate	2,112.7	255.4	(0.9)	2,367.2	—
Total fixed maturity securities	$11,064.8	$1,266.0	$(8.4)	$12,322.4	$19.6

(1)Represents the amount of non-credit related impairment recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date prior to adoption of ASC 326. See Note 3 for further information.

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% of the overall investment portfolio as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $38.7 million and $51.9 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2020 and December 31, 2019, revenue bonds accounted for 63% and 60% of the holdings, respectively. Excluding pre-refunded bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases, colleges and universities and other miscellaneous sources such as bond banks, finance authorities and appropriations.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of September 30, 2020, approximately 59%, 12% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2019, approximately 58%, 20% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. No other country represented more than 4% and 5% of the Company’s foreign government securities as of September 30, 2020 and December 31, 2019, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $881.5 million with a net unrealized gain of $109.2 million as of September 30, 2020 and $802.3 million with a net unrealized gain of $82.4 million as of December 31, 2019. Approximately 28% of the corporate fixed maturity European exposure was held in the financial industry as of September 30, 2020 and December 31, 2019. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company’s corporate fixed maturity securities as of September 30, 2020 and December 31, 2019. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $748.3 million with a net unrealized gain of $62.4 million as of September 30, 2020 and $784.4 million with a net unrealized gain of $93.1 million as of December 31, 2019. Approximately 86% and 94% of the energy exposure is rated as investment grade as of September 30, 2020 and December 31, 2019, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$463.5	$470.4
Due after one year through five years	2,547.5	2,717.6
Due after five years through ten years	2,439.3	2,744.2
Due after ten years	3,987.2	5,109.4
Total	9,437.5	11,041.6
Asset-backed	529.9	532.4
Commercial mortgage-backed	327.2	340.2
Residential mortgage-backed	1,084.7	1,180.3
Total	$11,379.3	$13,094.5

The following table sets forth the net realized gains (losses), including impairment, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$1.8	$7.4	$7.6	$15.1
Equity securities (1)	16.9	9.4	(9.9)	46.3
Commercial mortgage loans on real estate	(2.8)	—	(4.6)	—
Other investments	2.2	0.3	(0.8)	5.4
Consolidated investment entities (2)	—	(2.0)	(32.3)	(4.2)
Total net realized gains (losses) related to sales and other	18.1	15.1	(40.0)	62.6
Net realized losses related to impairments:
Fixed maturity securities (3)	(1.5)	(0.2)	(3.2)	(1.1)
Other investments (4)	—	—	(11.4)	—
Total net realized losses related to impairments	(1.5)	(0.2)	(14.6)	(1.1)
Total net realized gains (losses)	$16.6	$14.9	$(54.6)	$61.5
(1)Nine months ended September 30, 2020 and 2019 includes $2.2 million and $10.4 million, respectively, of gains on equity investment holdings accounted for under the measurement alternative. There were no changes in fair value recorded on equity investments holdings accounted for under the measurement alternative for the three months ended September 30, 2020 and 2019.
(2)Consists of net realized losses from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”). Refer to Notes 5 and 12 for additional information.
(3)Includes credit impairment charges recognized in net realized gains (losses) of $1.5 million on fixed maturity securities available for sale for the three and nine months ended September 30, 2020. Refer to Note 7 for additional information.
(4)Results for the nine months ended September 30, 2020 consist of impairment losses on equity investment holdings accounted for under the measurement alternative.
The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$16.9	$9.4	$(9.9)	$46.3
Less: Net realized gains related to sales of equity securities	0.4	0.9	1.3	—
Total net unrealized gains (losses) on equity securities held	$16.5	$8.5	$(11.2)	$46.3
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2020 and December 31, 2019 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	24.7	(0.1)	—	—	24.7	(0.1)
Foreign governments	14.9	(1.0)	—	—	14.9	(1.0)
Asset-backed	112.5	(3.8)	83.9	(2.2)	196.4	(6.0)
Commercial mortgage-backed	53.2	(2.9)	3.9	(0.9)	57.1	(3.8)
Residential mortgage-backed	26.2	(0.1)	1.5	(0.1)	27.7	(0.2)
U.S. corporate	307.9	(22.0)	15.7	(1.2)	323.6	(23.2)
Foreign corporate	112.9	(2.7)	—	—	112.9	(2.7)
Total fixed maturity securities	$652.3	$(32.6)	$105.0	$(4.4)	$757.3	$(37.0)

	December 31, 2019
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$21.9	$(0.1)	$—	$—	$21.9	$(0.1)
Foreign governments	115.7	(0.8)	—	—	115.7	(0.8)
Asset-backed	66.9	(0.2)	105.1	(2.1)	172.0	(2.3)
Commercial mortgage-backed	20.0	(0.3)	4.3	(0.5)	24.3	(0.8)
Residential mortgage-backed	82.5	(0.6)	82.6	(0.8)	165.1	(1.4)
U.S. corporate	87.5	(1.4)	14.4	(0.7)	101.9	(2.1)
Foreign corporate	45.8	(0.7)	7.5	(0.2)	53.3	(0.9)
Total fixed maturity securities	$440.3	$(4.1)	$213.9	$(4.3)	$654.2	$(8.4)
Total gross unrealized losses represented approximately 5% and 1% of the aggregate fair value of the related securities as of September 30, 2020 and December 31, 2019, respectively. Approximately 88% and 49% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2020 and December 31, 2019, respectively. The total gross unrealized losses are comprised of 396 and 330 individual securities as of September 30, 2020 and December 31, 2019, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of September 30, 2020 and December 31, 2019 were related to non-credit factors and therefore, did not incur credit-related losses during the three and nine months ended September 30, 2020. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

12. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
Consolidated VIEs
One of the Company’s subsidiaries was registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser. The subsidiary (or one of its affiliates) managed and invested in CLOs and real estate funds and conducted other forms of investment activities. Prior to third quarter 2020, the Company had determined that the CLOs and real estate

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

fund were VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its role as collateral manager, which gave it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entities, which exposed it to losses and the right to receive benefits that could potentially be significant to the entities. During the third quarter 2020, the Company sold its CLO asset management platform and outsourced its real estate asset management. As a result of these transactions, the Company deconsolidated the CLO entities and real estate fund since it no longer acts as collateral manager and, as a result, no longer has the power to control these entities. See Note 5 for additional information on the sale of the CLO asset management platform.
Collateralized Loan Obligations: Prior to the deconsolidation in the third quarter of 2020, the CLO entities were collateralized financing entities. Under the elected measurement alternative for collateralized financing entities, the carrying value of the CLO debt equals the fair value of the CLO assets (senior secured leveraged loans) as the assets have more observable fair values. The CLO liabilities are reduced by the fair value of the beneficial interests the Company retains in the CLO and the carrying value of any beneficial interests that represent compensation for services. CLO earnings attributable to the Company’s shareholders are measured by the change in the fair value of the Company’s CLO investments, net investment income earned and investment management and contingent performance fees earned. Investment management fees are reported as a reduction to investment expenses in the consolidated statements of operations. The assets of the CLOs are legally isolated from the Company’s creditors and can only be used to settle obligations of the CLOs. The liabilities of the CLOs are non-recourse to the Company and the Company has no obligation to satisfy the liabilities of the CLOs.
As of September 30, 2020, due to the deconsolidation, the CLO investments are reported in the consolidated balance sheet in fixed maturity securities and other investments. As of December 31, 2019, the carrying value of the Company’s investment in the CLOs that had closed was $77.4 million in subordinated debt tranches and $21.1 million in senior debt tranches.
The Company’s retained beneficial interests in subordinated tranches are measured at fair value using the market or income valuation techniques using significant unobservable inputs and assumptions, including prepayment, default rate, recovery lag, reinvestment, collateral liquidation price, discount rate and call date assumptions.
Real Estate Fund: Prior to the deconsolidation in the third quarter of 2020, the Company’s real estate fund investment was a closed ended fund that included contributions from third party investors, which were recorded as non-controlling interests. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company had a majority investment in the real estate fund in the form of an equity interest. As of September 30, 2020, the real estate fund is reported in the consolidated balance sheet in other investments. The carrying value of the Company’s investment in the real estate fund was $88.3 million as of December 31, 2019.
For all consolidated investment entities, intercompany transactions are eliminated upon consolidation.
Fair Value of VIE Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 13 for the definition of the three levels of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for financial assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis as of December 31, 2019.

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
(1)Amounts consist of money market funds.
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
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$54.5	$138.2	$107.2	$112.0
Purchases	—	—	—	15.4
Sales	—	(5.6)	(61.0)	(5.6)
Deconsolidation adjustments (1)	(54.5)	—	(54.5)	—
Total income included in earnings	—	6.5	8.3	17.3
Balance, end of period	$—	$139.1	$—	$139.1
(1) Deconsolidation adjustments include $8.8 million related to non-controlling interests and $45.7 million related to investments retained, which are now included in other investments.

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
The levels of the fair value hierarchy are described below:
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access.
•Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset or liability. The observable inputs are used in valuation models to calculate the fair value for the asset or liability.
•Level 3 inputs are unobservable but are significant to the fair value measurement for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives, including the put/call for Iké. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2020
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$131.9	$—		$131.9		$—
States, municipalities and political subdivisions	258.7	—		258.7		—
Foreign governments	1,020.9	0.6		1,020.0		0.3
Asset-backed	532.4	—		531.6		0.8
Commercial mortgage-backed	340.2	—		320.4		19.8
Residential mortgage-backed	1,180.3	—		1,177.6		2.7
U.S. corporate	7,076.6	—		7,050.1		26.5
Foreign corporate	2,553.5	—		2,520.0		33.5
Equity securities:
Mutual funds	42.6	42.6		—		—
Common stocks	20.4	18.6		0.7		1.1
Non-redeemable preferred stocks	321.4	—		319.3		2.1
Short-term investments	217.3	174.8	(2)	42.5		—
Other investments	231.7	66.4	(1)	165.3	(3)	—
Cash equivalents	1,592.4	1,564.8	(2)	27.6	(3)	—
Other assets	1.0	—		0.8	(4)	0.2	(4)
Assets held in separate accounts	1,972.6	1,802.1	(1)	170.5	(3)	—
Total financial assets	$17,493.9	$3,669.9		$13,737.0		$87.0

Financial Liabilities
Other liabilities	$66.4	$66.4	(1)	$—		$—
Liabilities related to separate accounts	1,972.6	1,802.1	(1)	170.5	(3)	—
Total financial liabilities	$2,039.0	$1,868.5		$170.5		$—

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

(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivative assets.
(5)Includes the put/call related to the investment in Iké. See Note 5 for more information.

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$771.1	$827.0	$—	$—	$827.0
Other investments	165.4	165.4	30.3	—	135.1
Other assets	24.8	24.8	—	—	24.8
Total financial assets	$961.3	$1,017.2	$30.3	$—	$986.9
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$527.1	$585.3	$—	$—	$585.3
Funds withheld under reinsurance	361.2	361.2	361.2	—	—
Debt	2,008.6	2,204.3	—	2,204.3	—
Total financial liabilities	$2,896.9	$3,150.8	$361.2	$2,204.3	$585.3

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$815.0	$843.8	$—	$—	$843.8
Other investments	140.0	140.0	30.7	—	109.3
Other assets	28.9	28.9	—	—	28.9
Total financial assets	$983.9	$1,012.7	$30.7	$—	$982.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$551.6	$588.4	$—	$—	$588.4
Funds withheld under reinsurance	319.4	319.4	319.4	—	—
Debt	2,006.9	2,190.6	—	2,190.6	—
Total financial liabilities	$2,877.9	$3,098.4	$319.4	$2,190.6	$588.4

(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the table above.

14. Reserves
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

	For the Nine Months Ended September 30,
	2020	2019
Claims and benefits payable, at beginning of period	$2,687.7	$2,813.7
Less: Reinsurance ceded and other	(1,900.0)	(2,053.7)
Net claims and benefits payable, at beginning of period	787.7	760.0
Incurred losses and loss adjustment expenses related to:
Current year	1,951.4	2,034.2
Prior years	(43.0)	(27.3)
Total incurred losses and loss adjustment expenses	1,908.4	2,006.9
Paid losses and loss adjustment expenses related to:
Current year	1,368.4	1,468.4
Prior years	463.0	470.4
Total paid losses and loss adjustment expenses	1,831.4	1,938.8
Net claims and benefits payable, at end of period	864.7	828.1
Plus: Reinsurance ceded and other (1)	1,893.5	2,043.0
Claims and benefits payable, at end of period (1)	$2,758.2	$2,871.1
(1)Includes reinsurance recoverables and claims and benefits payable of $118.4 million and $191.7 million as of September 30, 2020 and 2019, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $34.0 million and $28.5 million to the net favorable development during the nine months ended September 30, 2020 and 2019, respectively. The net favorable development in both years was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $2.9 million of net favorable development and $7.5 million of net unfavorable development for the nine months ended September 30, 2020 and 2019, respectively. The net favorable development in 2020 was primarily attributable to Lender-placed Insurance products from accident year 2019 due to lower than expected claim frequency for water damage and other claims. The net unfavorable development in 2019 was primarily attributable to $4.5 million in net unfavorable development from prior catastrophes, due to rising severity trends from Hurricane Maria and Michael, partially offset by increased subrogation recoveries associated with the 2017 and 2018 California wildfires. Global Preneed and other contributed $6.1 million and $6.3 million in net favorable development for the nine months ended September 30, 2020 and 2019, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

15. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$50.0	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.8	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.2	300.0	297.8
4.90% Senior Notes due March 2028	300.0	297.1	300.0	296.8
3.70% Senior Notes due February 2030	350.0	347.0	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.2	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.3	400.0	395.0
Total Debt		$2,008.6		$2,006.9
(1)Bears floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
(2)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the “Lenders”). The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the Company’s commercial paper program or for general corporate purposes.
On March 27, 2020, the Company drew down $200.0 million from its Credit Facility as a precautionary measure to strengthen its liquidity position and capital flexibility due to the uncertainty caused by the COVID-19 pandemic. The initial interest period for the loan ended on June 26, 2020 and bore a floating interest rate equal to three-month LIBOR plus 1.50% per annum. Upon the expiration of the initial interest period, the Company continued the $200.0 million loan for an additional month bearing a floating interest rate equal to one-month LIBOR plus 1.50% per annum. The Company repaid the full $200.0 million loan on July 29, 2020. As of September 30, 2020, no borrowings were outstanding under the Credit Facility, and $445.5 million was available under the Credit Facility, due to $4.5 million of letters of credit outstanding. Total interest expense on the $200.0 million draw for the nine months ended September 30, 2020 was $1.7 million.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the acquisition of TWG Holdings Limited and its subsidiaries. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes on an effective yield basis. The amortization of the deferred gain for the three months ended September 30, 2020 and 2019 was $0.7 million and $0.6 million, respectively, and the amortization of deferred gain for nine months ended September 30, 2020 and 2019 was $2.2 million and $2.1 million, respectively. The remaining deferred gain as of September 30, 2020 was $19.3 million.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

16. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended September 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2020	$(379.0)	$989.1	$15.9	$—	$14.3	$(71.4)	$568.9
Change in accumulated other comprehensive income (loss) before reclassifications	35.3	53.8	—	1.2	1.5	(0.5)	91.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	(0.6)	—	—	(1.7)	(2.0)
Net current-period other comprehensive income (loss)	35.3	54.1	(0.6)	1.2	1.5	(2.2)	89.3
Balance at September 30, 2020	$(343.7)	$1,043.2	$15.3	$1.2	$15.8	$(73.6)	$658.2

	Three Months Ended September 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net (losses) gains on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2019	$(366.6)	$778.4	$15.2	$—	$15.6	$(113.9)	$328.7
Change in accumulated other comprehensive (loss) income before reclassifications	(23.6)	101.0	0.5	—	0.2	0.1	78.2
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.6)	2.2	—	—	(0.3)	(1.7)
Net current-period other comprehensive (loss) income	(23.6)	97.4	2.7	—	0.2	(0.2)	76.5
Balance at September 30, 2019	$(390.2)	$875.8	$17.9	$—	$15.8	$(114.1)	$405.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net (losses) on Pension Plans (1)	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$—	$15.5	$(118.7)	$411.5
Change in accumulated other comprehensive (loss) income before reclassifications	(4.5)	189.1	—	1.2	0.3	48.4	234.5
Amounts reclassified from accumulated other comprehensive income (loss)	19.7	(2.4)	(1.8)	—	—	(3.3)	12.2
Net current-period other comprehensive income (loss)	15.2	186.7	(1.8)	1.2	0.3	45.1	246.7
Balance at September 30, 2020	$(343.7)	$1,043.2	$15.3	$1.2	$15.8	$(73.6)	$658.2

	Nine Months Ended September 30, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$—	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive (loss) income before reclassifications	(14.6)	581.4	(1.5)	—	0.7	0.1	566.1
Amounts reclassified from accumulated other comprehensive (loss) income	—	(6.6)	1.0	—	—	0.1	(5.5)
Net current-period other comprehensive (loss) income	(14.6)	574.8	(0.5)	—	0.7	0.2	560.6
Balance at September 30, 2019	$(390.2)	$875.8	$17.9	$—	$15.8	$(114.1)	$405.2

(1)The Retirement Health Benefits plan was amended in February 2020, which resulted in a prior service credit recognized in other comprehensive income that will be recognized in income over the remaining period of the plan. Refer to Note 20 for additional information.
The following tables summarize the reclassifications out of AOCI for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2020	2019
Net unrealized losses (gains) on investments	$0.3	$(4.5)	Net realized gains (losses) on investments
	—	0.9	Provision for income taxes
	$0.3	$(3.6)	Net of tax
Net unrealized (gains) losses on derivative transactions	$(0.7)	$2.0	Interest expense
	0.1	0.2	Provision for income taxes
	$(0.6)	$2.2	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss (gain)	$1.3	$(0.4)	(1)
Amortization of prior service credit	(3.4)	—	(1)
	(2.1)	(0.4)
	0.4	0.1	Provision for income taxes
	$(1.7)	$(0.3)	Net of tax
Total reclassifications for the period	$(2.0)	$(1.7)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2020	2019
Foreign currency translation adjustment	$19.7	$—	Iké net losses (see Note 5)
	—	—	Provision for income taxes
	$19.7	$—	Net of tax
Net unrealized gains on investments	$(3.1)	$(8.3)	Net realized gains (losses) on investments
	0.7	1.7	Provision for income taxes
	$(2.4)	$(6.6)	Net of tax
Net unrealized (gains) losses on derivative transactions	$(2.2)	$0.5	Interest expense
	0.4	0.5	Provision for income taxes
	$(1.8)	$1.0	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$3.8	$0.2	(1)
Amortization of prior service credit	(7.9)	—	(1)
	(4.1)	0.2
	0.8	(0.1)	Provision for income taxes
	$(3.3)	$0.1	Net of tax
Total reclassifications for the period	$12.2	$(5.5)	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. See Note 20 for additional information.

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
Restricted Stock Units
The following table shows a summary of RSU activity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSU compensation expense	$7.2	$7.9	$20.8	$22.3
Income tax benefit	(1.4)	(1.4)	(3.8)	(4.1)
RSU compensation expense, net of tax	$5.8	$6.5	$17.0	$18.2
RSUs granted	32,844	29,195	294,794	254,591
Weighted average grant date fair value per unit	$101.81	$108.99	$92.2	$98.86
Total fair value of vested RSUs	$4.8	$6.4	$29.2	$33.2
As of September 30, 2020, there was $24.4 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PSU compensation expense	$7.6	$6.7	$19.7	$17.5
Income tax benefit	(0.8)	(1.0)	(2.1)	(2.5)
PSU compensation expense, net of tax	$6.8	$5.7	$17.6	$15.0
PSUs granted	—	—	302,274	246,219
Weighted average grant date fair value per unit	$—	$—	$87.36	$105.23
Total fair value of vested PSUs	$0.3	$1.9	$24.7	$19.6
As of September 30, 2020, there was $27.8 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2020 and 2019 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the nine months ended September 30, 2020 and 2019 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

18. Equity Transactions
Stock Repurchase
During the nine months ended September 30, 2020 and 2019, the Company repurchased 1,312,443 and 1,582,448 shares of the Company’s outstanding common stock at a cost of $153.2 million and $166.1 million, exclusive of commissions, respectively, leaving $333.1 million remaining under the total repurchase authorization as of September 30, 2020.
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
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9391 (the “minimum conversion rate”) and 1.1269 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates as defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $4.7 million for the three months ended September 30, 2020 and 2019. The Company paid preferred stock dividends of $14.0 million for the nine months ended September 30, 2020 and 2019.

19. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic EPS and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and the purchase of shares under the Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method; and (2) common shares issuable upon conversion of the MCPS using the if-converted method. Refer to Notes 17 and 18 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net (loss) income attributable to stockholders	$(30.2)	$(54.8)	$302.6	$255.0
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(14.0)
Net (loss) income attributable to common stockholders	(34.9)	(59.5)	288.6	241.0
Less: Common stock dividends paid	(37.5)	(37.3)	(115.1)	(113.0)
Undistributed earnings	$(72.4)	$(96.8)	$173.5	$128.0
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	60,190,103	61,804,492	60,384,817	62,204,242
Incremental common shares from:
PSUs	—	—	253,982	256,003
ESPP	—	—	2,146	—
MCPS	—	—	—	—
Weighted average common shares used in diluted earnings per common share calculations	60,190,103	61,804,492	60,640,945	62,460,245
Earnings per common share - Basic
Distributed earnings	$0.62	$0.60	$1.91	$1.82
Undistributed (losses) earnings	(1.20)	(1.56)	2.87	2.06
Net (loss) income attributable to common stockholders	$(0.58)	$(0.96)	$4.78	$3.88
Earnings per common share - Diluted (1)
Distributed earnings	$0.62	$0.60	$1.90	$1.81
Undistributed (losses) earnings	(1.20)	(1.56)	2.86	2.05
Net (loss) income attributable to common stockholders	$(0.58)	$(0.96)	$4.76	$3.86

(1)In accordance with earnings per share guidance, diluted per share amounts are computed in the same manner as basic per share amounts when a loss from operations exists.
Average PSUs totaling 233,039 for the three months ended September 30, 2020 were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive average PSUs for the nine months ended September 30, 2020. Average PSUs totaling 261,332 and 118 for the three and nine months ended September 30, 2019, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Incremental common shares from ESPP totaling 2,580 and 2,631 for the three months ended September 30, 2020 and 2019, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,699,913 for the three and nine months ended September 30, 2020 and 2,693,588 and 2,739,875 for the three and nine months ended September 30, 2019, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

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
The following tables present the components of net periodic benefit cost for the Plans for the three and nine months ended September 30, 2020 and 2019:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Interest cost	$5.1	$6.2	$0.5	$0.8	$0.1	$0.6
Expected return on plan assets	(7.7)	(8.7)	—	—	(0.8)	(0.5)
Amortization of prior service credit	—	—	—	—	(3.4)	—
Amortization of net loss	0.7	—	0.6	0.2	—	(0.6)
Net periodic benefit cost	$(1.9)	$(2.5)	$1.1	$1.0	$(4.1)	$(0.5)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Interest cost	$15.3	$19.3	$1.5	$2.2	$0.6	$2.4
Expected return on plan assets	(23.1)	(26.7)	—	—	(1.3)	(1.4)
Amortization of prior service credit	—	—	—	—	(7.9)	—
Amortization of net loss (gain)	2.1	—	1.7	0.8	—	(0.6)
Net periodic benefit cost	$(5.7)	$(7.4)	$3.2	$3.0	$(8.6)	$0.4

The Assurant Pension Plan funded status was $54.1 million at September 30, 2020 and $66.4 million at December 31, 2019 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 107% and 109% funded status at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2020.

21. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.6 million and $12.1 million of letters of credit outstanding as of September 30, 2020 and December 31, 2019, respectively.
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
Risks and Uncertainties
The Company is actively monitoring developments related to the COVID-19 pandemic to assess the ongoing impact on its business, results of operations and financial condition. While continuing to evolve, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and overall diminished expectations for the economy and the financial markets.
At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long-term effects that the COVID-19 pandemic could have on the economy or the Company’s business.  The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations or financial condition, including demand for the Company’s products and services and the value of the Company’s investment portfolio and other tangible or intangible assets, among other impacts, will depend on future developments which are highly uncertain and difficult to predict. These include the severity and duration of the pandemic and the actions taken by government authorities and other third parties to contain or address its impact. Even after the COVID-19 outbreak has subsided, the Company may experience materially adverse impacts to its business, results of operations and financial condition as a result of the pandemic’s global economic impact.

22. Subsequent Event
Acquisition of HYLA Mobile
In October 2020, the Company announced the signing of a definitive agreement to acquire HYLA Mobile, a provider of smartphone software and trade-in and upgrade services, for $325.0 million. The acquisition is expected to close by the end of 2020, subject to regulatory and other customary approvals, and to be funded through a combination of existing cash at the holding company and new debt to be issued before closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2019 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2020 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
Some of the statements included in this MD&A and elsewhere in this Report, particularly those with respect to the proposed HYLA Mobile acquisition and process to explore strategic alternatives for our Global Preneed segment, including our financial plans and any statements regarding our anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We do not have a definitive timetable to complete our review of strategic alternatives for our Global Preneed segment and there can be no assurance that any such process will result in a transaction. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:
(i)the impact of the COVID-19 pandemic, including the scope and duration of the outbreak, government actions and restrictive measures taken in response, and its effect on the global economic and financial markets;
(ii)the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or those parties facing financial, reputational or regulatory issues;
(iii)significant competitive pressures, changes in customer preferences and disruption;
(iv)the failure to find suitable acquisitions, integrate completed acquisitions or grow organically, and risks associated with joint ventures and franchise ownership and operations;
(v)the impact of general economic, financial market and political conditions, including unfavorable conditions in the capital and credit markets and in the markets in which we operate, including as a result of COVID-19;
(vi)risks related to our international operations, including the United Kingdom’s withdrawal from the European Union, or fluctuations in exchange rates;
(vii)the impact of catastrophic and non-catastrophe losses, including as a result of climate change;
(viii)our inability to recover should we experience a business continuity event, including as a result of COVID-19;
(ix)our inability to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships;
(x)the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;
(xi)declines in the value of mobile devices, the risk of guaranteed buybacks or export compliance risk in our mobile business;
(xii)negative publicity relating to our products and services or the markets in which we operate;
(xiii)the failure to implement our strategy and to attract and retain key personnel, including senior management;
(xiv)employee misconduct;

(xv)the adequacy of reserves established for claims and our inability to accurately predict and price for claims;
(xvi)a decline in financial strength ratings or corporate senior debt ratings;
(xvii)an impairment of goodwill or other intangible assets;
(xviii)the failure to maintain effective internal control over financial reporting;
(xix)a decrease in the value of our investment portfolio, including due to market, credit and liquidity risks, changes in interest rates and COVID-19;
(xx)the impact of U.S. tax reform legislation and impairment of deferred tax assets;
(xxi)the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;
(xxii)the credit risk of some of our agents, third-party administrators and clients;
(xxiii)the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends, including as a result of COVID-19;
(xxiv)changes in the method for determining LIBOR or the replacement of LIBOR;
(xxv)the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;
(xxvi)breaches of our information systems or those of third parties with whom we do business, or the failure to protect data in such systems, including due to cyber-attacks and as a result of working remotely during the COVID-19 pandemic;
(xxvii)the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security and data protection;
(xxviii)the impact from litigation and regulatory actions, including those arising from COVID-19;
(xxix)reductions or deferrals in the insurance premiums we charge, including as a result of COVID-19; and
(xxx)changes in insurance and other regulation, including to mitigate the impact of COVID-19.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2019 Annual Report, and “Item 1A—Risk Factors” below and in our 2019 Annual Report.
General
As of September 30, 2020, the Company had four reportable segments, which are defined based on the nature of the products and services offered:
•Global Lifestyle: provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”);
•Global Housing: provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”);
•Global Preneed: provides pre-funded funeral insurance, final need insurance and related services; and

•Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).
The following discussion covers the three and nine months ended September 30, 2020 (“Third Quarter 2020” and “Nine Months 2020”) and the three and nine months ended September 30, 2019 (“Third Quarter 2019” and “Nine Months 2019”).
Executive Summary
COVID-19
    While continuing to evolve, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and overall diminished expectations for the economy and the financial markets.
    Toward the end of the first quarter of 2020 and into the second quarter of 2020, the pandemic impacted each of our operating segments and may continue to impact our businesses if similar conditions continue to persist or worsen. Overall, in Third Quarter 2020, we believe COVID-19 had a modest negative impact on our net income, mainly due to lower investment income from lower yields. Our investment portfolio will continue to be impacted by COVID-19 and related financial market volatility. Though we generally believe our portfolio remains well diversified and high-quality, with the majority comprised of investment grade fixed maturity assets, interest rates are expected to remain relatively low for the foreseeable future. Refer to “—Investments” below and Note 11 to the Consolidated Financial Statements included elsewhere in this Report.
Our Response to COVID-19
As a global organization, we actively monitor the developments of the continuously evolving situation resulting from COVID-19. Throughout this period of uncertainty, we have acted swiftly and deliberately to safeguard our employees, to maintain business operations and service levels for customers, and to support our local communities. Since implementing restrictions on non-essential business travel and transitioning the vast majority of our workforce to work-from-home, we have approved a limited return to office within certain Asian and European locations, as well as limited, essential business travel. For those employees who need to work in our offices or global facilities, we’ve maintained safety and hygiene protocols, such as social distancing, mandatory use of personal protection equipment and regular cleaning and disinfecting of our locations. To support our employees, we have implemented additional floating holidays, a one-time COVID-19 relief payment for eligible work-from-home employees and incentive bonuses for eligible on-site employees, as well as increased well-being and mental health support services. We offered financial support through a special COVID-19 Emergency Relief Program to eligible employees who experienced severe financial hardship caused by the pandemic. We also have been active in maintaining our support within our local communities through charitable contributions.
Evaluation of Business Trends, Capital and Liquidity
We have run multiple scenarios based on the potential duration and severity of this crisis to better understand how our business might perform and stress-tested our capital, cash flows and liquidity. Our business has performed on the high-end of the scenarios, demonstrating its overall resilience.
Although in late March and through April, our businesses experienced a reduction in new sales across our Multifamily Housing and Global Automotive lines of business, as well as Global Preneed, these trends have generally reversed through the end of Third Quarter 2020. Our mobile business experienced lower trade-in activity and slower sales growth, which also improved through the end of Third Quarter 2020. We believe we have benefitted from our installed customer base across Connected Living, Global Automotive, Multifamily Housing and Global Preneed.
Third Quarter 2020 Global Lifestyle results were modestly impacted by COVID-19-related factors, including more favorable international claims activity in Connected Living and Global Automotive and lower expenses, offset by lower investment income and foreign exchange impacts. We expect that claims activity in Connected Living and Global Automotive will continue to normalize in the fourth quarter of 2020. We also expect investment income to be impacted from lower investment yields coming from new business. Throughout Global Lifestyle, we may also continue to see adverse fluctuations in foreign exchange.

Third Quarter 2020 Global Housing results were modestly impacted by COVID-19-related factors, including lower real estate owned (“REO”) volumes in Lender-placed Insurance and lower investment income, partially offset by lower expenses. For Lender-placed Insurance, we will continue to monitor the state of the overall housing market and the potential impact of the current mortgage moratorium, including REO volumes. Should the housing market deteriorate for a prolonged period, we would expect a longer-term increase in our placement rates. We also expect investment income to be impacted from lower investment yields.
For Global Preneed, sales have generally rebounded from April levels but remain below 2019 levels. We are also monitoring mortality trends, which have fluctuated during the pandemic, but were not a material driver of overall Global Preneed results in the quarter. We expect longer term results to be impacted from lower yields on new sales due to the current interest rate environment, given the average duration of our investment portfolio.
We continue to take actions to mitigate potential impacts, including deferring certain discretionary expenses and delaying the fulfillment of open positions in support functions, though we expect to see increased spending in these items in the fourth quarter of 2020, as well as in investments that had been deferred.
Throughout this period, we believe our liquidity has remained strong. As of September 30, 2020, we had $460.3 million of holding company liquidity.
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
Global Preneed Goodwill Impairment and Review of Strategic Alternatives
During Third Quarter 2020, we identified impairment indicators impacting the fair value of Global Preneed in connection with exploring strategic alternatives for the Global Preneed business, including the possible sale of the business, to focus on opportunities within the broader Global Lifestyle and Global Housing portfolio. Such impairment indicators included the evaluation of the long-term economic performance of the segment in light of further expected decline in interest rates from the resurgence of COVID-19 cases. As interest rates are critical to the performance of the business, the anticipated declines in interest rates are expected to have adverse impacts on existing business and cause significant challenges to profitability from new business. The overall expected adverse impact to the business in the segment was an important indicator that triggered the requirement for an interim goodwill impairment analysis in the Third Quarter 2020. The fair value calculated in Third Quarter 2020 was lower than the carrying value of the reporting unit, resulting in the impairment of the entire goodwill of $137.8 million related to the Global Preneed reporting unit. For additional information on the impairment test, refer to Note 6 to the Consolidated Financial Statements included elsewhere in this Report.
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
American Financial & Automotive Services
In May 2020, we completed our acquisition of American Financial & Automotive Services, Inc. (“AFAS”), a provider of finance and insurance products and services including vehicle service contracts, guaranteed asset protection insurance and other ancillary products sold directly through a network of nearly 600 franchised dealership clients across 40 states, for total consideration of $176.9 million. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
In June 2020, we finalized our 2020 property catastrophe reinsurance program. The U.S. per-event catastrophe coverage provides $930.0 million of protection in excess of $80.0 million of retention per event. The coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best.
Acquisition of HYLA Mobile

In October 2020, we announced the signing of a definitive agreement to acquire HYLA Mobile, a provider of smartphone software and trade-in and upgrade services, for $325.0 million. The acquisition is expected to close by the end of 2020, subject to regulatory and other customary approvals, and to be funded through a combination of existing cash at the holding company and new debt to be issued before closing.
Summary of Financial Results
Consolidated net loss attributable to common stockholders decreased $24.6 million, or 41%, to $34.9 million for Third Quarter 2020 from $59.5 million for Third Quarter 2019. The decrease was largely driven by the absence of the $124.8 million reduction in fair value of Iké, as well as improved results from our Global Housing segment, excluding reportable catastrophes, partially offset by the $135.6 million after-tax impairment on the Global Preneed goodwill and $51.3 million of higher after-tax reportable catastrophes for Global Housing.
Global Lifestyle segment net income increased $4.5 million, or 4%, to $106.6 million for Third Quarter 2020 from $102.1 million for Third Quarter 2019, primarily driven by Connected Living, mainly due to mobile from continued subscriber growth in North America and Asia Pacific, as well as improved profitability from extended service contracts. Results were partially offset by lower investment income and unfavorable foreign exchange, as well as lower volumes and unfavorable loss experience in Global Financial Services and Other, including impacts from COVID-19.
Global Lifestyle net earned premiums, fees and other income increased $55.7 million, or 3%, to $1.81 billion for Third Quarter 2020 from $1.75 billion for Third Quarter 2019, primarily due to prior period sales in Global Automotive, as well as continued mobile subscriber growth. The increase was partially offset by lower mobile trade-in results, including a $39.0 million impact resulting from a previously disclosed mobile program change, and unfavorable foreign exchange.
Global Housing segment net income decreased $28.5 million, or 69%, to $13.1 million for Third Quarter 2020 from $41.6 million for Third Quarter 2019. Segment net income for Third Quarter 2020 included $87.0 million of reportable catastrophes, primarily from Hurricane Laura, compared to $35.7 million of reportable catastrophes for Third Quarter 2019. Excluding reportable catastrophes, segment net income increased $22.8 million, primarily due to more favorable non-catastrophe loss experience across our Specialty and Other products and Lender-placed Insurance driven by lower claims frequency, reserve releases related to run-off business and previously implemented underwriting initiatives. Growth in Multifamily Housing and Specialty and Other products also contributed to the increase.
Global Housing net earned premiums, fees and other income decreased $19.0 million, or 4%, to $491.3 million for Third Quarter 2020 from $510.3 million for Third Quarter 2019, primarily due to expected run-off of small commercial products and declines in Lender-placed Insurance policies in-force from the previously disclosed financially insolvent client. The decrease was partially offset by continued growth in Multifamily Housing and Specialty and Other products.
Global Preneed segment net income increased $5.8 million, or 78%, to $13.2 million for Third Quarter 2020 from $7.4 million for Third Quarter 2019. Third Quarter 2019 included a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period. Excluding this adjustment, underlying results decreased primarily due to lower investment income from lower yields and real estate joint venture partnerships compared to the prior year period.
Global Preneed net earned premiums, fees and other income increased $1.1 million, or 2%, to $51.9 million for Third Quarter 2020 from $50.8 million for Third Quarter 2019, primarily driven by prior period sales of the Final Need product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and maintaining our position in our Lender-placed Insurance business and the North American credit insurance business in Global Financial Services and Other. Factors affecting these items, including the impact of the COVID-19 pandemic and measures taken in response thereto, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors”, below and in our 2019 Annual Report, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2019 Annual Report and “—Executive Summary—COVID-19” and “—Executive Summary—Our Response to COVID-19,” above.

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
For Nine Months 2020, net cash provided by operating activities was $901.6 million; net cash used in investing activities was $275.2 million; and net cash used in financing activities was $296.8 million. We had $2.20 billion in cash and cash equivalents as of September 30, 2020 as compared to $1.87 billion as of December 31, 2019. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2019 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2019 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2020.
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
For additional information, see “Item 1—Business—Regulation” in our 2019 Annual Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$2,102.8	$2,015.4	$6,223.0	$5,952.5
Fees and other income	245.9	295.1	934.3	959.5
Net investment income	135.1	169.5	428.3	490.0
Net realized gains (losses) on investments	16.6	14.9	(54.6)	61.5
Amortization of deferred gains on disposal of businesses	2.1	4.4	8.7	16.9
Total revenues	2,502.5	2,499.3	7,539.7	7,480.4
Benefits, losses and expenses:
Policyholder benefits	709.6	705.2	1,908.9	2,006.9
Amortization of deferred acquisition costs and value of business acquired	946.2	869.5	2,745.7	2,462.6
Underwriting, general and administrative expenses	687.5	764.5	2,331.8	2,388.1
Goodwill impairment	137.8	—	137.8	—
Iké net losses	—	121.1	5.9	130.5
Interest expense	25.5	32.2	77.7	85.2
Loss on extinguishment of debt	—	31.4	—	31.4
Total benefits, losses and expenses	2,506.6	2,523.9	7,207.8	7,104.7
(Loss) income before provision for income taxes	(4.1)	(24.6)	331.9	375.7
Provision for income taxes	26.4	28.6	28.2	117.7
Net (loss) income	(30.5)	(53.2)	303.7	258.0
Less: Net loss (income) attributable to non-controlling interest	0.3	(1.6)	(1.1)	(3.0)
Net (loss) income attributable to stockholders	(30.2)	(54.8)	302.6	255.0
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(14.0)
Net (loss) income attributable to common stockholders	$(34.9)	$(59.5)	$288.6	$241.0
For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net Loss Attributable to Common Stockholders
Consolidated net loss attributable to common stockholders decreased $24.6 million, or 41%, to $34.9 million for Third Quarter 2020 from $59.5 million loss for Third Quarter 2019. The decrease in net loss was primarily due to the absence of certain events that occurred in Third Quarter 2019, mainly a $124.8 million after-tax loss related to a decrease in the estimated fair value of Iké, $29.6 million of after-tax debt related charges associated with refinancing debt at a lower interest rate and a $9.9 million after-tax expense related to an out of period adjustment in our Global Preneed segment for over-capitalization of deferred acquisition costs occurring over a ten-year period. Additionally, the decrease in net loss was due to improved results from our Global Housing segment, excluding reportable catastrophes, due to more favorable non-catastrophe loss experience across our Specialty and Other products and Lender-placed Insurance driven by lower claims frequency, previously implemented underwriting initiatives and reserve releases related to run-off business, and a $9.7 million of income, net of certain exit costs, from the sale of our CLO asset management platform. The decrease in net loss was partially offset by the $135.6 million after-tax impairment on the Global Preneed goodwill and $51.3 million of higher after-tax reportable catastrophes for Global Housing.
For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net Income Attributable to Common Stockholders
Consolidated net income attributable to common stockholders increased $47.6 million, or 20%, to $288.6 million for Nine Months 2020 from $241.0 million for Nine Months 2019. Net income for Nine Months 2020 included $109.9 million of reportable catastrophes, primarily related to Hurricane Laura, compared to $41.4 million in Nine Months 2019. Excluding reportable catastrophes, net income increased $116.1 million, or 41%, due to the absence of a $131.4 million after-tax loss related to a decrease in the estimated fair value of Iké that was recorded in Nine Months 2019, an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act, an improvement in our results from Global Housing and Global Lifestyle as well as the absence of $29.6 million of after-tax debt related charges from Nine Months 2019. These increases were partially offset by the $135.6 million after-tax impairment on the Global Preneed goodwill and a $67.7 million after-tax decrease in net unrealized gains from changes in fair value of our equity securities and collateralized loan obligations that included $34.4 million of after-tax net unrealized losses for Nine Months 2020 compared to $33.3 million of after-tax net unrealized gains for Nine Months 2019.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$1,633.2	$1,525.1	$4,799.0	$4,499.1
Fees and other income	171.8	224.2	721.6	740.9
Net investment income	44.6	62.1	143.5	177.5
Total revenues	1,849.6	1,811.4	5,664.1	5,417.5
Benefits, losses and expenses:
Policyholder benefits	365.4	392.1	1,044.7	1,152.2
Amortization of deferred acquisition costs and value of business acquired	870.5	791.9	2,519.7	2,238.4
Underwriting, general and administrative expenses	480.8	496.6	1,649.4	1,622.6
Total benefits, losses and expenses	1,716.7	1,680.6	5,213.8	5,013.2
Segment income before provision for income taxes	132.9	130.8	450.3	404.3
Provision for income taxes	26.3	28.7	101.0	92.3
Segment net income	$106.6	$102.1	$349.3	$312.0
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$909.5	$931.9	$2,914.4	$2,764.6
Global Automotive	802.5	706.9	2,311.0	2,131.9
Global Financial Services and Other	93.0	110.5	295.2	343.5
Total	$1,805.0	$1,749.3	$5,520.6	$5,240.0
Net earned premiums, fees and other income:
Domestic	$1,335.4	$1,237.6	$4,080.2	$3,680.0
International	469.6	511.7	1,440.4	1,560.0
Total	$1,805.0	$1,749.3	$5,520.6	$5,240.0
For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net Income
Segment net income increased $4.5 million, or 4%, to $106.6 million for Third Quarter 2020 from $102.1 million for Third Quarter 2019. The increase was primarily driven by our Connected Living business, mainly due to mobile due to subscriber growth in North America and Asia Pacific, as well as improved profitability from extended service contracts. This was partially offset by a reduction in investment income and unfavorable foreign exchange. The increase was further offset by lower income in our Global Financial Services and Other business, mainly due to lower volumes, including anticipated declines from business in run-off, and higher loss experience.
Total Revenues
Total revenues increased $38.2 million, or 2%, to $1.85 billion for Third Quarter 2020 from $1.81 billion for Third Quarter 2019. Net earned premiums increased $108.1 million, or 7%, primarily due to continued growth from prior period production in our Global Automotive business and growth in our Connected Living business, mainly due to growth in extended service contract programs and continued subscriber growth from mobile protection programs. These increases in net earned premiums were partially offset by unfavorable foreign exchange and a decrease in our Global Financial Services and Other business, mainly due to domestic business in run-off. Fees and other income declined $52.4 million, or 23%, primarily due to declines in our Connected Living business, mainly driven by lower mobile trade-in results from our repairs and logistics business, including a $39.0 million impact resulting from a previously disclosed mobile program contract change. Net investment income declined $17.5 million, or 28%, primarily due to lower cash yields, lower income from real estate and lower yielding new money bond purchases.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $36.1 million, or 2%, to $1.72 billion for Third Quarter 2020 from $1.68 billion for Third Quarter 2019. The increase was primarily due to a $78.6 million, or 10%, increase in amortization of deferred acquisition costs and value of business acquired, mainly related to prior period growth from our Global Automotive business. The increase was partially offset by a decrease in policyholder benefits of $26.7 million, or 7%, primarily due to lower global losses in our Global Automotive business, driven in part by COVID-19. This increase was also partially offset by a decrease in underwriting, general and administrative expenses of $15.8 million, or 3%, primarily due to a mobile program contract change and lower trade-in volumes in our domestic repairs and logistics business and favorable foreign exchange, partially offset by growth in our mobile protection and extended service contract programs within our Connected Living business and growth in our Global Automotive business.
For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Income
Segment net income increased $37.3 million, or 12%, to $349.3 million for Nine Months 2020 from $312.0 million for Nine Months 2019, and included a $6.7 million after-tax benefit for a client recoverable in our Connected Living business. Excluding this item, the increase in net income was mostly driven by our Connected Living business, primarily due to continued mobile subscriber growth in North America and Asia Pacific and improved profitability from extended service contracts. The increase was also due to higher income and organic growth in our Global Automotive business, as well as $9.2 million of client benefits. These increases were partially offset by lower income in our Global Financial Services and Other business mainly due to lower volumes, higher loss experience, and anticipated declines from domestic business in run-off. The increase was further offset by a reduction in net investment income due to lower cash yields, lower income from real estate and lower yielding new money bond purchases and unfavorable foreign exchange volatility.
Total Revenues
Total revenues increased $246.6 million, or 5%, to $5.66 billion for Nine Months 2020 from $5.42 billion for Nine Months 2019. Net earned premiums increased $299.9 million, or 7%, primarily driven by continued growth from prior period production in our Global Automotive business and growth in our Connected Living business, mainly due to growth in extended service contract programs and continued subscriber growth from mobile protection programs. These increases in net earned premiums were partially offset by unfavorable foreign exchange and a decrease in our Global Financial Services and Other business, mainly due to domestic business in run-off. Fees and other income decreased $19.3 million, or 3%, primarily due to lower mobile trade-in results, including a $39 million impact resulting from a previously disclosed mobile program contract change, partially offset by an $11.1 million benefit for a client recoverable in our Connected Living business. Investment income decreased $34.0 million, or 19%, primarily due to lower cash yields, lower income from real estate, lower yielding new money bond purchases and unfavorable foreign exchange volatility.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $200.6 million, or 4%, to $5.21 billion for Nine Months 2020 from $5.01 billion for Nine Months 2019, primarily driven by amortization of deferred acquisition costs and value of business acquired, which increased $281.3 million, or 13%, primarily due to growth from our Global Automotive and Connected Living businesses. Underwriting, general and administrative expenses increased $26.8 million, or 2%, primarily due to growth in our mobile protection and extended service contract programs within our Connected Living business and growth in our Global Automotive business, partially offset by a mobile program contract change in our domestic repairs and logistics business and favorable foreign exchange. These increases were partially offset by a decrease in policyholder benefits of $107.5 million, or 9%, mostly due to a favorable mix of mobile business, lower loss experience within our Connected Living and Global Automotive businesses, in part due to COVID-19, and favorable foreign exchange, partially offset by an increase from growth in our Connected Living business.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$453.6	$475.2	$1,374.6	$1,407.1
Fees and other income	37.7	35.1	106.0	113.3
Net investment income	16.5	22.4	54.9	66.6
Total revenues	507.8	532.7	1,535.5	1,587.0
Benefits, losses and expenses:
Policyholder benefits	272.8	245.8	651.9	652.5
Amortization of deferred acquisition costs and value of business acquired	56.8	47.3	169.9	158.7
Underwriting, general and administrative expenses	162.2	187.6	496.6	541.6
Total benefits, losses and expenses	491.8	480.7	1,318.4	1,352.8
Segment income before provision for income taxes	16.0	52.0	217.1	234.2
Provision for income taxes	2.9	10.4	44.4	48.4
Segment net income	$13.1	$41.6	$172.7	$185.8
Net earned premiums, fees and other income:
Lender-placed Insurance	$258.2	$275.6	$787.5	$831.6
Multifamily Housing	117.9	108.7	338.1	319.3
Specialty and Other	115.2	126.0	355.0	369.5
Total	$491.3	$510.3	$1,480.6	$1,520.4
For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net Income
Segment net income decreased $28.5 million, or 69%, to $13.1 million for Third Quarter 2020 from $41.6 million for Third Quarter 2019. Segment net income for Third Quarter 2020 included $87.0 million of reportable catastrophes, primarily related to Hurricane Laura, compared to $35.7 million for Third Quarter 2019. Excluding reportable catastrophes, segment net income increased $22.8 million, or 29%, primarily due to more favorable non-catastrophe loss experience across Specialty and Other products and Lender-placed Insurance, driven by lower claims frequency, reserve releases related to run-off business and previously implemented underwriting initiatives. Higher premium rates in our Lender-placed Insurance business, continued growth in Multifamily Housing and our Specialty and Other products also contributed to the increase. The increase was partially offset by declines in our Lender-placed Insurance policies in-force from a financially insolvent client, as well as lower REO volumes as less homes are moving to default or foreclosure due to moratoriums enacted in connection with COVID-19.
Total Revenues
Total revenues decreased $24.9 million, or 5%, to $507.8 million for Third Quarter 2020 from $532.7 million for Third Quarter 2019. Net earned premiums decreased $21.6 million, or 5%, primarily due to the run-off of our small commercial product and declines in our Lender-placed Insurance business, mainly from the reduction of policies in-force for a financially insolvent client and lower REO volume, partially offset by continued growth from renters insurance in our Multifamily Housing business and premium rate increases in our Lender-placed Insurance business. Net investment income decreased $5.9 million, or 26%, primarily due to lower income from real estate related investments and lower cash yields. These decreases were partially offset by an increase in fees and other income of $2.6 million, or 7%, primarily due to an increase in installment fees for renters insurance in our Multifamily Housing business.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $11.1 million, or 2%, to $491.8 million for Third Quarter 2020 from $480.7 million for Third Quarter 2019. The increase was primarily due to an increase in total policyholder benefits of $27.0 million, or 11%, from higher reportable catastrophe losses related to hurricanes and wildfires across the U.S. in Third Quarter 2020, partially offset by a decrease in non-catastrophe losses, as explained above. This increase was partially offset by a decrease of $15.9 million, or 7%, in amortization of deferred acquisition costs and underwriting, general and administrative expenses, primarily due to lower employment related expenses in our Lender-placed Insurance business.
For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Income
Segment net income decreased $13.1 million, or 7%, to $172.7 million for Nine Months 2020 from $185.8 million for Nine Months 2019. Segment income for Nine Months 2020 included $109.9 million of reportable catastrophes, primarily related to Hurricane Laura, compared to $41.8 million in Nine Months 2019. Excluding reportable catastrophes, segment net income increased $55.0 million, or 24%, primarily driven by favorable non-catastrophe losses across all major products, higher premium rates in our Lender-placed Insurance business, the absence of losses from our small commercial product and lower operating expenses in our Lender-placed Insurance business. The increase was partially offset by a reduction in policies in-force from a financially insolvent client and lower REO volume and fee income in our Lender-placed Insurance business.
Total Revenues
Total revenues decreased $51.5 million, or 3%, to $1.54 billion for Nine Months 2020 from $1.59 billion for Nine Months 2019. Net earned premiums decreased $32.5 million, or 2%, primarily due to declines in our Lender-placed Insurance business, mainly from the reduction in policies in-force for a financially insolvent client and lower REO volume, as well as declines in our small commercial business. This decrease was partially offset by premium rate increases in our Lender-placed Insurance business, continued growth from renters insurance in Multifamily Housing business, and growth from our Specialty and Other business, mainly sharing economy products. Fees and other income decreased $7.3 million, or 6%, primarily due to a decline in Lender-placed Insurance, mostly due to lower loss draft volume. Net investment income decreased $11.7 million, or 18%, primarily due to lower income from real estate related investments, lower cash yields, and a decrease in invested assets.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $34.4 million, or 3%, to $1.32 billion for Nine Months 2020 from $1.35 billion for Nine Months 2019. The decrease was primarily due to a decrease of $33.8 million, or 5%, in amortization of deferred acquisition costs and underwriting, general and administrative expenses, primarily due to lower employment related expenses in our Lender-placed Insurance business. Policyholder benefits decreased $0.6 million mainly from lower non-catastrophe losses across all major products and the absence of losses from our small commercial product, partially offset by higher reportable catastrophe losses.

Global Preneed
Overview
The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$16.0	$15.1	$49.4	$46.3
Fees and other income	35.9	35.7	106.2	103.2
Net investment income	70.1	73.0	210.3	212.7
Total revenues	122.0	123.8	365.9	362.2
Benefits, losses and expenses:
Policyholder benefits	71.1	67.3	211.6	202.1
Amortization of deferred acquisition costs and value of business acquired	18.9	30.3	56.1	65.5
Underwriting, general and administrative expenses	15.3	18.2	48.4	49.8
Total benefits, losses and expenses	105.3	115.8	316.1	317.4
Segment income before provision for income taxes	16.7	8.0	49.8	44.8
Provision for income taxes	3.5	0.6	10.6	8.7
Segment net income	$13.2	$7.4	$39.2	$36.1
For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net Income
Segment net income increased $5.8 million, or 78%, to $13.2 million for Third Quarter 2020 from $7.4 million for Third Quarter 2019, primarily due to absence of a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period recorded in Third Quarter 2019. This was partially offset by a decrease in investment income.
Total Revenues
Total revenues were relatively flat at $122.0 million for Third Quarter 2020 compared to $123.8 million for Third Quarter 2019 mostly due to decreased investment income primarily driven by lower income from real estate. This was partially offset by increased sales of the Final Need product.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $10.5 million, or 9%, to $105.3 million for Third Quarter 2020 from $115.8 million for Third Quarter 2019. Amortization of deferred acquisition costs and value of business acquired decreased $11.4 million, or 38%, primarily due to the absence of a $14.2 million expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period in Third Quarter 2019. Underwriting, general and administrative expenses decreased $2.9 million, or 16%, due to a decrease in general expenses. This was partially offset by an increase in policyholder benefits of $3.8 million, or 6%, driven by growth in the domestic preneed business.
For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Income
Segment net income increased $3.1 million, or 9%, to $39.2 million for Nine Months 2020 from $36.1 million for Nine Months 2019, primarily due to the absence of a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period recorded in Nine Months 2019. This was partially offset by a decrease in investment income and an increase in policyholder benefits driven by growth in the domestic preneed business.
Total Revenues

Total revenues increased $3.7 million, or 1%, to $365.9 million for Nine Months 2020 from $362.2 million for Nine Months 2019, primarily due to growth in pre-funded funeral policies in the U.S. and sales of the Final Need product. This was offset by lower investment income driven by an increase in investment expenses related to our strategic decision to outsource the management of our investment portfolio, lower income from real estate and lower yielding new money bond purchases, partially offset by an increase in invested assets.
Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $1.3 million to $316.1 million for Nine Months 2020 from $317.4 million for Nine Months 2019. Amortization of deferred acquisition costs and value of business acquired decreased $9.4 million, or 14%, primarily due to the absence of a $14.2 million expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period in Nine Months 2019. Underwriting, general and administrative expenses decreased $1.4 million, or 3%, due to decrease in general expenses. This was partially offset by an increase in policyholder benefits of $9.5 million, or 5%, driven by the growth in the domestic preneed business.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net earned premiums	$—	$—	$—	$—
Fees and other income	0.5	0.1	0.5	2.1
Net investment income	3.9	12.0	19.6	33.2
Net realized gains (losses) on investments	16.6	14.9	(54.6)	61.5
Amortization of deferred gains on disposal of businesses	2.1	4.4	8.7	16.9
Total revenues	23.1	31.4	(25.8)	113.7
Benefits, losses and expenses:
Policyholder benefits	0.3	—	0.7	0.1
General and administrative expenses	29.2	62.1	137.4	174.1
Goodwill impairment	137.8	—	137.8	—
Iké net losses	—	121.1	5.9	130.5
Interest expense	25.5	32.2	77.7	85.2
Loss on extinguishment of debt	—	31.4	—	31.4
Total benefits, losses and expenses	192.8	246.8	359.5	421.3
Segment loss before benefit for income taxes	(169.7)	(215.4)	(385.3)	(307.6)
Benefit for income taxes	(6.3)	(11.1)	(127.8)	(31.7)
Segment net loss	(163.4)	(204.3)	(257.5)	(275.9)
Less: Net loss (income) attributable to non-controlling interest	0.3	(1.6)	(1.1)	(3.0)
Net loss attributable to stockholders	(163.1)	(205.9)	(258.6)	(278.9)
Less: Preferred stock dividends	(4.7)	(4.7)	(14.0)	(14.0)
Net loss attributable to common stockholders	$(167.8)	$(210.6)	$(272.6)	$(292.9)
For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders decreased $42.8 million, or 20%, to $167.8 million for Third Quarter 2020 from $210.6 million for Third Quarter 2019. The decrease in net loss was primarily due to the absence of a $124.8 million after-tax loss related to a decrease in the estimated fair value of Iké and $29.6 million of after-tax debt related charges associated with refinancing debt at a lower interest rate that were both recorded in Third Quarter 2019. The decrease in net loss was also due $10.0 million of lower net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina, a highly inflationary currency, and a $9.7 million of income, net of certain exit costs, from the sale of our CLO asset management platform. The decrease in net loss was partially offset by the $135.6 million after-tax impairment on the Global Preneed goodwill.
Total Revenues
Total revenues decreased $8.3 million, or 26%, to $23.1 million for Third Quarter 2020 from $31.4 million for Third Quarter 2019, primarily due to an $8.1 million decrease in net investment income driven by lower income from a higher concentration of lower yielding liquid investments for Third Quarter 2020 compared to Third Quarter 2019 and lower income from real estate.
Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $54.0 million, or 22%, to $192.8 million for Third Quarter 2020 from $246.8 million for Third Quarter 2019, mostly due to the absence of the $121.1 million loss related to a decrease in the estimated fair value of Iké and $37.4 million of debt-related charges associated with refinancing debt at a lower interest rate that were both recorded in Third Quarter 2019. The decrease was also due to a $12.2 million income, net of certain exit costs, from the sale of our CLO asset management platform, $10.0 million of lower net losses from foreign change related to the remeasurement of net monetary assets in Argentina and a $9.6 million loss on sale of Mortgage Solutions. The decrease was partially offset by the $137.8 million impairment on the Global Preneed goodwill.
For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders decreased $20.3 million, or 7%, to $272.6 million for Nine Months 2020 from $292.9 million for Nine Months 2019 due to the absence of a $131.4 million of after-tax loss related to a decrease in the estimated fair value of Iké that was recorded in Nine Months 2019, an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act and the absence of $29.6 million of after-tax debt related charges associated with refinancing debt at a lower interest rate from Nine Months 2019. These increases were partially offset by the $135.6 million after-tax impairment on the Global Preneed goodwill and a $67.7 million after-tax decrease in net unrealized gains from changes in fair value of our equity securities and collateralized loan obligations that included $34.4 million of after-tax net unrealized losses for Nine Months 2020 compared to $33.3 million of after-tax net unrealized gains for Nine Months 2019, as well as $17.3 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.
Total Revenues
Total revenues decreased $139.5 million to $(25.8) million for Nine Months 2020 from $113.7 million for Nine Months 2019, primarily due to an increase in unrealized losses on investments mostly related to a net decrease in the fair value of our equity securities and collateralized loan obligations. The decrease was also due to lower net investment income, driven by lower income from a higher concentration of lower yielding liquid investments for Third Quarter 2020 compared to Third Quarter 2019 and lower income from real estate, as well as lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $61.8 million, or 15%, to $359.5 million for Nine Months 2020 from $421.3 million for Nine Months 2019, primarily due to the absence of certain events that occurred in Nine Months 2019, mainly $124.6 million of lower losses associated with Iké, $37.4 million of debt related charges associated with refinancing debt at a lower interest rates and a $15.6 million impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency. The decrease was also due to an $11.5 million decrease in integration expenses associated with the TWG acquisition, $11.3 million of lower net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina and $10.8 million of income, net of certain exit costs, from the sale of our CLO asset management platform. These decrease were partially offset by the $137.8 million impairment on the Global Preneed goodwill and $21.9 million of direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.

Investments
We had total investments of $15.21 billion and $14.57 billion as of September 30, 2020 and December 31, 2019, respectively. Net unrealized gains on our fixed maturity securities portfolio increased by $459.1 million during Nine Months 2020, from $1.26 billion as of December 31, 2019 to $1.72 billion as of September 30, 2020, primarily due to spread compression, partially offset by decreases in foreign exchange rates in several countries.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2020		December 31, 2019
Aaa / Aa / A	$8,185.0	62.5%	$8,014.7	65.1%
Baa	4,274.8	32.6%	3,734.7	30.3%
Ba	534.3	4.1%	480.7	3.9%
B and lower	100.4	0.8%	92.3	0.7%
Total	$13,094.5	100.0%	$12,322.4	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturity securities	$120.6	$125.2	$359.5	$370.3
Equity securities	5.1	5.2	15.5	16.7
Commercial mortgage loans on real estate	8.8	8.6	27.1	26.3
Short-term investments	1.1	5.0	5.4	16.4
Other investments	2.9	10.7	11.2	23.0
Cash and cash equivalents	1.5	7.5	10.8	21.0
Revenue from consolidated investment entities (1)	3.9	25.6	56.3	90.2
Total investment income	143.9	187.8	485.8	563.9
Investment expenses	(4.9)	(6.3)	(20.6)	(18.3)
Expenses from consolidated investment entities (1)	(3.9)	(12.0)	$(36.9)	$(55.6)
Net investment income	$135.1	$169.5	$428.3	$490.0
(1)The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated. Refer to Note 5 and 12 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income from direct investments in:
Real estate fund (1)	$—	$6.5	$8.3	$17.3
CLO entities	—	5.3	8.0	12.1
Investment management fees	—	1.8	3.1	5.2
Net investment income from consolidated investment entities	$—	$13.6	$19.4	$34.6
(1)The investment income from the real estate funds includes (loss) income attributable to non-controlling interest of $1.2 million for the three months ended September 30, 2019 and $1.1 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Net investment income decreased $34.4 million, or 20%, to $135.1 million for Third Quarter 2020 from $169.5 million for Third Quarter 2019. The decrease was primarily driven by a decrease in income from real estate, lower income from short term investments and cash and cash equivalents driven by lower cash yields, and a reduction in income from fixed maturity securities due to lower yielding new money bond purchases.
Net investment income decreased $61.7 million, or 13%, to $428.3 million for Nine Months 2020 from $490.0 million for Nine Months 2019. The decrease was primarily driven by lower income from short term investments and cash and cash equivalents, mainly due to lower cash yields and unfavorable foreign exchange, and a decrease in income from real estate. The decrease was also due to a reduction in income from fixed maturity securities due to lower yielding new money bond purchases.

As of September 30, 2020, we owned $68.0 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $58.6 million of municipal securities, whose credit rating was AA- with the guarantee, but would have had a rating of A without the guarantee.
For more information on our investments, see Notes 11 and 13 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
COVID-19 did not materially impact our liquidity and capital resources during Third Quarter 2020. Throughout this period, we believe our liquidity remained strong. As of September 30, 2020, we had $460.3 million of holding company liquidity. Refer to the risk factor disclosed in Item 8.01 of our Current Report on Form 8-K filed on May 5, 2020 for a discussion of COVID-19 related factors that could impact our liquidity and capital resources in the future.
The CARES Act, which was enacted on March 27, 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include the ability to carry back net operating losses to prior years taxed at higher rates and defer the due dates of certain tax payments. Pursuant to the CARES Act, we carried back net operating losses to 2013 and 2014, resulting in a refund claim of $198.4 million. We also deferred our first quarter 2020 and second quarter 2020 federal estimated tax payments and payments related to the employer’s portion of social security tax in 2020. This will have the effect of increasing cash outlays for these taxes during the second half of 2020, 2021 and 2022. In July 2020, we received the full amount of the refund plus interest related to the net operating losses we carried back under the CARES Act, a portion of which was included in Third Quarter 2020 holding company liquidity. We continue to monitor and assess the potential tax impact of this and other COVID-19-related legislation on our liquidity, financial position and results of operations.
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
Holding Company
As of September 30, 2020, we had approximately $460.3 million in holding company liquidity, which was $235.3 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses and Mandatory Convertible Preferred Stock (“MCPS”)

dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $576.1 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use the assets that comprise holding company liquidity for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $529.0 million for Nine Months 2020. In 2019, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $748.0 million.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Nine Months 2020 and the year ended December 31, 2019, we made common stock repurchases and paid dividends to our common stockholders of $268.3 million and $426.3 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board of Directors (the “Board”) approval and market conditions.
In May 2020, we sold our minority interests in Iké and terminated our obligations to purchase the remaining shares of Iké (collectively, the “Sale”). In connection with the Sale, we provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). The Iké Loan matures in May 2025, bears floating interest at a rate equal to three-month LIBOR plus 4.25% per annum payable quarterly and provides for quarterly principal amortization payments through the maturity date. The outstanding balance of the Iké Loan as of September 30, 2020 was $33.2 million.
For Nine Months 2020, net cash outflows related to the Sale were $85.3 million, including net proceeds paid of $73.3 million and the Iké Loan of $34.0 million, less cash inflows of $22.0 million upon settling a financial derivative we had entered into in connection with our agreement to sell our interests in Iké. The financial derivative had provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. See Note 5 in the accompanying Notes to Consolidated Financial Statements elsewhere in this Report.
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
In October 2020, we announced the signing of a definitive agreement to acquire HYLA Mobile, a provider of smartphone software and trade-in and upgrade services, for $325.0 million. The acquisition is expected to close by the end of 2020, subject to regulatory and other customary approvals, and to be funded through a combination of existing cash at the holding company and new debt to be issued before closing. In parallel, we are exploring a range of strategic alternatives for Global Preneed, including the possible sale of the business, to focus on opportunities within the broader lifestyle and housing portfolio.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $445.5 million was available as of September 30, 2020). In addition, in January 2018, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.63 per common share on September 22, 2020 to stockholders of record as of August 31, 2020 and dividends of $1.6250 per share of MCPS on September 15, 2020 to stockholders of record as of September 1, 2020. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant, including the impact of COVID-19 on our business. Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined below), we generally may not make payments on our capital stock.
During Nine Months 2020, the Company repurchased 1,312,443 shares of our outstanding common stock at a cost of $153.2 million, exclusive of commissions. As of September 30, 2020, $333.1 million remained under the Board repurchase authorization. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the impact of COVID-19 on our business.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9391 (the “minimum conversion rate”) and 1.1269 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $4.7 million for each of Third Quarter 2020 and Third Quarter 2019, and $14.0 million for each of Nine Months 2020 and Nine Months 2019. For additional information regarding the MCPS, see Note 18 in the Consolidated Financial Statements included elsewhere in this Report.

Outstanding Debt
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$50.0	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.8	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.2	300.0	297.8
4.90% Senior Notes due March 2028	300.0	297.1	300.0	296.8
3.70% Senior Notes due February 2030	350.0	347.0	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.2	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.3	400.0	395.0
Total Debt		$2,008.6		$2,006.9
(1)Bears floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
(2)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
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
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:
•2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest at a rate equal to three-month LIBOR plus 1.25% (3.36% as of September 30, 2020) per year and matures in March 2021 (the “2021 Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million outstanding aggregate principal amount of the 2021 Senior Notes.
•2023 Senior Notes: The second series of senior notes is $300.0 million in principal amount, bears interest at 4.20% per year, matures in September 2023 and was issued at a 0.233% discount to the public (the “2023 Senior Notes”). Interest on the 2023 Senior Notes is payable semi-annually. Prior to August 2023, we may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
•2028 Senior Notes: The third series of senior notes is $300.0 million in principal amount, bears interest at 4.90% per year, matures in March 2028 and was issued at a 0.383% discount to the public (the “2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part of a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

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
(1)Including the equivalent ratings of any substitute rating agency.
(2)Applies to each rating agency individually.
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
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $445.5 million out of the $450.0 million was available as of September 30, 2020, due to $4.5 million of letters of credit outstanding.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 20 to the Consolidated Financial Statements, included elsewhere in this Report.
Cash Flows
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2020	2019
Operating activities	$901.6	$1,167.9
Investing activities	(275.2)	(613.6)
Financing activities	(296.8)	(50.1)
Effect of exchange rate changes on cash and cash equivalents	6.3	(8.9)
Net change in cash	$335.9	$495.3

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
Net cash provided by operating activities was $901.6 million for Nine Months 2020 compared to $1.17 billion for Nine Months 2019. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle business. The primary factors contributing to the decrease in cash from operations included the absence of a prior year receipt of prepaid premiums for our Japan business given subsequent changes in payment terms under the program, an increase in advanced commission payments as a result of subscriber growth from mobile protection programs and growth from our Global Automotive business, the timing of cumulative payments to a vendor related to a program initiated in 2019 for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties, and an increase in follow-on commission payments associated with both higher fourth quarter 2019 premiums and 2019 full year programs. These decreases were partially offset by higher collections of premium receivable balances mostly due to timing and the receipt of a $204.9 million tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the CARES Act.
Net cash used in investing activities was $275.2 million for Nine Months 2020 compared to $613.6 million for Nine Months 2019. The decrease in cash used in investing activities was primarily driven by The decrease in cash used in investing activities was primarily driven by our consolidated investment entities (“CIEs”) related to the timing of purchases of securities in connection with CLO structures launched in 2019. The decrease was partially offset by $135.8 million of cash used for the AFAS acquisition, which was partially offset by AFAS cash acquired of $39.6 million, and $73.3 million of net cash used for the sale of our interests in Iké in Second Quarter 2020. For additional information on CIEs, the AFAS acquisition and our sale of Iké, see Notes 12, 4 and 5, respectively, to the Consolidated Financial Statements included elsewhere in this Report. The remaining changes were due to the ongoing management of our investment portfolio.
Net cash used in financing activities was $296.8 million for Nine Months 2020 compared to $50.1 million for Nine Months 2019. The increase in net cash used in financing activities was primarily due to $276.4 million of lower cash from our CIEs provided, net of repayments of borrowings to short-term warehouse facilities, primarily related to the timing of CLO structures launched in 2019, partially offset by a $31.4 million loss on extinguishment of debt in connection with the tender offer of $100.0 million of our 6.75% senior notes due 2034 recorded in Nine Months 2019. For additional information on CIEs, see Note 12 to the Consolidated Financial Statements included elsewhere in this Report.
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
Interest paid on debt	$103.2	$102.8
Common stock dividends	115.1	113.0
Preferred stock dividends	14.0	14.0
Total	$232.3	$229.8
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.6 million and $12.1 million of letters of credit outstanding as of September 30, 2020 and December 31, 2019, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2019 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of September 30, 2020, there were no material changes to the assumptions or risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2020, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material pending legal and regulatory matters in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 21 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

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

(In millions, except number of shares and per share amounts)
Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	117,870	$131.23	117,870	$470.8
February 1 - February 29	134,000	136.52	134,000	452.5
March 1 - March 31	229,097	102.30	229,097	429.0
April 1 - April 30	162,000	104.96	162,000	412.1
May 1 - May 31	92,000	96.46	92,000	403.2
June 1 - June 30	—	—	—	403.2
July 1 - July 31	—	—	—	403.2
August 1 - August 31	242,000	123.28	242,000	373.4
September 1 - September 30	335,476	120.03	335,476	333.1
Total	1,312,443	$116.71	1,312,443	$333.1
(1)Shares purchased pursuant to the November 5, 2018 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. As of September 30, 2020, approximately $333.1 million remained under the November 2018 authorization.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Separation Agreement, dated as of July 16, 2020, by and between Assurant, Inc. and Robyn Price Stonehill.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
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

Date: November 5, 2020