Form 10-K
period 2020-12-31
ASSURANT, INC.
filed 2021-02-19
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to .

Commission file number 001-31978

Assurant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

28 Liberty Street, 41st Floor
New York, New York 10005
(212) 859-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	AIZ	New York Stock Exchange
6.50% Series D Mandatory Convertible Preferred Stock, $1.00 Par Value	AIZP	New York Stock Exchange
5.25% Subordinated Notes due 2061	AIZN	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.12 billion as of the last business day of the fiscal quarter ended June 30, 2020 based on the closing sale price of $103.29 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 16, 2021 was 57,903,055.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Report”), particularly those with respect to the process to explore strategic alternatives for Global Preneed, including the possible sale of the business, and any statements anticipating future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the risk factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a leading global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. We partner with leading brands to develop innovative products and services and to deliver an enhanced customer experience. We operate in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Lifestyle, Global Housing and Global Preneed. Through our Global Lifestyle segment, we provide mobile device solutions and extended service products and related services for mobile devices, consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit protection and other insurance products (referred to as “Global Financial Services and Other”). Through our Global Housing segment, we provide lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). Through our Global Preneed segment, we provide pre-funded funeral insurance, final need insurance and related services. In October 2020, we announced we are exploring strategic alternatives for Global Preneed, including the possible sale of the business, to focus on opportunities within the broader Global Lifestyle and Global Housing portfolio, as discussed below. We have since then made progress toward the possible sale of the business; however, there can be no assurance we will complete a sale.
Our Competitive Strengths
Our financial strength and capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2020, we had $44.65 billion in total assets and our debt to total capital was 27.5%. In addition, our Global Lifestyle, Global Housing and Global Preneed segments generate significant operating cash flows, which provides us with the flexibility to make investments to strengthen our strategic capabilities and enter into and grow partnerships with our clients.
Client and consumer insights and evolving capabilities support innovation. During our long business tenure, we have developed a comprehensive understanding of our clients and the consumer markets they serve. We seek to leverage consumer insights, together with deep market knowledge and capabilities, to anticipate and identify the specific needs of our clients and the consumers they serve. We intend to continue capitalizing on our consumer insights, as well as leveraging investments in emerging technologies and digitization, to introduce new and innovative products and services and adapt those offerings to anticipate and address emerging issues.
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
Our Strategy for Profitable Growth
Our vision is to be the premier provider of lifestyle and housing solutions globally to support the increasingly connected lifestyle of consumers. To achieve this vision, we positioned ourselves for continued long-term profitable growth by:
Growing our portfolio of market leading businesses. We leverage our competitive strengths to focus on businesses where we can maintain or reach market-leading positions, achieve attractive returns and grow. We intend on capitalizing on the attractive growth opportunities resulting from the convergence of the connected mobile device, car and home. In particular, we have identified Connected Living, Global Automotive and Multifamily Housing as key businesses targeted for growth. We intend to grow our businesses by continuing to invest in capabilities and technology, including digital, to enable us to innovate and deliver superior customer experience, as well as further expanding our offerings and diversifying our distribution channels.
Providing integrated offerings. We provide an array of services that are complementary to our risk-based products. As we adapt our business portfolio and capabilities to respond to client and consumer needs, we expect to continue to drive additional value to consumers by expanding our fee-for-service offerings and evolving our mix of business, focusing on higher growth and lower capital businesses. We expect to generate a more diversified mix of business and earnings, with decreasing exposure to catastrophe risk.

Deploying our capital and talent strategically. We deploy capital to invest in and grow our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management. We target new businesses and capabilities that complement or support our strategy, which is focused on expanding capabilities and distribution in targeted growth businesses globally. We are also focused on strategically deploying our talent, as we prioritize programs and initiatives aimed at investing in our talent, with a focus on diversity, equity and inclusion.
2020 Highlights
As a global organization, we continue to actively monitor the developments of the continuously evolving situation resulting from the COVID-19 pandemic. Throughout this year of uncertainty, we took action to safeguard our employees, to maintain business operations and service levels for customers, and to support our local communities. Since implementing restrictions on non-essential business travel and transitioning the vast majority of our workforce to work-from-home in the beginning of the pandemic, we have approved a limited return to office within certain Asian and European locations, as well as limited essential business travel. For those employees who need to work in our offices or global facilities, we’ve maintained safety and hygiene protocols, such as social distancing, mandatory use of personal protective equipment and regular cleaning and disinfecting of our locations. To support our employees, we have implemented additional floating holidays, a one-time COVID-19 relief payment for eligible work-from-home employees and incentive bonuses for eligible on-site employees, as well as increased wellbeing and mental health support services. We offered financial support through a special COVID-19 Emergency Relief Program to eligible employees who experienced severe financial hardship caused by the pandemic. We also have been active in maintaining our support within our local communities through charitable contributions.
Beginning in March 2020 and for the remainder of 2020, the COVID-19 pandemic impacted each of our operating segments and may continue to impact our businesses if similar conditions continue to persist or worsen. Overall, we believe COVID-19 had a modest negative impact on our net income in 2020, mainly due to lower investment income from lower yields, lower real estate owned (“REO”) volumes, foreign exchange rate fluctuations and higher mortality rates in our Global Preneed business. Refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary” below for additional information on the impact of the COVID-19 pandemic on our business.
In 2020, despite the global pandemic, we continued to grow earnings and focus our resources on our market-leading lifestyle and housing businesses. We made strategic acquisitions in our Connected Living and Global Automotive businesses, in particular HYLA, Inc. (“HYLA”), a provider of smartphone software and trade-in and upgrade services, in December 2020 and American Financial & Automotive Services, Inc. (“AFAS”), a provider of finance and insurance products and services including vehicle service contracts, guaranteed asset protection insurance and other ancillary products, in May 2020.
To support long-term growth, we also continued our multi-year transformation of our information technology to realign our IT operating model and fund investments in our technology infrastructure and cloud capabilities, as well as accelerated investments in digital capabilities. Our commitment as a responsible employer, including fostering a diverse, equitable and inclusive environment, is also critical to our long-term success. Refer to “– Human Capital Resources” below for a description of our human capital resources, including initiatives launched in 2020. We will continue to focus on investing in our key capabilities and strengthening our competitive advantages, as well as our talent, as we look to deliver more value for our clients and their customers.
As part of our focus on opportunities in our lifestyle and housing businesses, we also began exploring strategic alternatives for Global Preneed, including the possible sale of the business. In May 2020, we sold our minority interests in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”).
For additional information on these transactions, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes 3 and 4 to the Consolidated Financial Statements included elsewhere in this Report.
Throughout the year, we also undertook capital initiatives to drive shareholder value. In 2020, we returned $454.4 million to shareholders through share repurchases and common stock dividends. We also issued $250.0 million of 5.25% subordinated notes due 2061 and used the net proceeds, together with cash on hand, to finance the acquisition of HYLA.
Segments
The composition of our reportable segments matches how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 6 to the Consolidated Financial Statements included elsewhere in this Report.

Global Lifestyle

	Years Ended December 31,
	2020	2019	2018
Net earned premiums, fees and other income by product:
Connected Living (mobile and service contracts) (1)	$3,836.6	$3,768.4	$2,800.6
Global Automotive	3,113.0	2,873.6	1,909.2
Global Financial Services and Other	388.0	452.2	473.5
Total	$7,337.6	$7,094.2	$5,183.3
Segment net income	$437.2	$409.3	$297.7
Segment Equity (2)	$4,517.5	$3,948.2	$4,073.2

(1)For the years ended December 31, 2020, 2019 and 2018, 53.7%, 55.9%, and 55.4%, respectively, of net earned premiums, fees and other income was from mobile products and 46.3%, 44.1%, and 44.6%, respectively, was from service contracts, including assistance services.
(2)Segment equity does not include components of accumulated other comprehensive income (“AOCI”), which is primarily comprised of net unrealized gains on securities, net of taxes. For additional information on total AOCI, see Note 22 to the Consolidated Financial Statements included elsewhere in this Report.

Our Products and Services
    The key lines of business in Global Lifestyle are: Connected Living, which includes mobile device solutions and extended service contracts (insurance policies and warranties) (“ESCs”) for mobile devices, consumer electronics and appliances; Global Automotive; and Global Financial Services and Other. In addition to the acquisitions described above, in May 2018, we acquired TWG Holdings Limited and its subsidiaries (“TWG”), which specializes in the underwriting, administration and marketing of service contracts on a wide variety of consumer goods, including automobiles, consumer electronics and major home appliances. For additional information, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.
    Connected Living: Through partnerships with mobile device carriers, retailers, multiple system operators (“MSOs”), original equipment manufacturers (“OEMs”) and financial and other institutions, we underwrite and provide administrative support and related services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the insurance, ESC or warranty, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain services, service delivery and repair and logistics management. For example, we seek to provide end-to-end mobile device lifecycle services in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to support an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium technical support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices. We believe that with the required administrative capability, supply chain, technical support infrastructure and insurance underwriting capabilities, we maintain a differentiated position in this marketplace.
    In May 2020, we sold our minority interests in Iké, which primarily provided roadside assistance, home assistance and travel, mobile and other protection products and services.
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

Distribution and Clients
Global Lifestyle operates globally, with approximately 79% of its revenue from North America (the U.S. and Canada), 8% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 8% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 6% from Asia Pacific (South Korea, China, Japan, Australia, India, Singapore and New Zealand) for the year ended December 31, 2020. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile network operators, retailers, MSOs, OEMs and financial and other institutions to market our mobile device solutions and with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and MSOs to market our ESC products and related services. In Global Automotive, we partner with auto dealers and agents, third-party administrators and manufacturers to market our vehicle protection and related services. In Global Financial Services and Other, we partner with financial institutions, insurers and retailers to market our credit insurance and embedded card offerings.
Most of our distribution agreements are exclusive. Typically, these agreements are multi-year with terms generally between three and five years and allow us to integrate our administrative systems with those of our clients.
As of December 31, 2020, no single Global Lifestyle client accounted for 10% or more of our consolidated revenue. However, Global Lifestyle is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile protection market is a large and growing global market, characterized by growth in the “Internet of Things” and evolving wireless standards, particularly the advent of 5G. While smartphone penetration in the U.S., Japanese and European markets is high, other markets are less mature and also present growth opportunities. The worldwide used and refurbished smartphone market is also expected to continue to grow.
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
Our business is subject to fluctuations in mobile device trade-in volumes based on the release of new devices and carrier promotional programs, as well as customer preferences. As a general trend, we believe the average smartphone replacement cycle is lengthening, which may increase attachment rates for mobile protection offerings, including for our large, installed customer base. However, this trend may be reversed based on new technology and innovation.
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
We take various actions to manage our inventory, including monitoring our inventory levels, managing the timing of purchases and obtaining return rights for some programs and devices. However, the value of certain of our inventory (as well as devices that are subject to guaranteed buybacks) will be adversely impacted by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, growing industry emphasis on cost containment and adverse foreign trade relationships. No assurance can be given that we will be adequately protected against declines in inventory value. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, to the risk of guaranteed buybacks, and to export compliance and other risks.”
Seasonality
We experience seasonal fluctuations that impact demand in each of our lines of business. For example, seasonality for ESCs and VSCs aligns with the seasonality of the retail and automobile markets. In addition, our mobile results, which align with the seasonality of mobile device sales and are affected by trade-in volumes, may fluctuate quarter to quarter due to the actual and anticipated timing and availability of the release of new devices and carrier promotional programs.
Global Housing

	Years Ended December 31,
	2020	2019	2018
Net earned premiums, fees and other income by product:
Lender-placed Insurance	$1,052.5	$1,109.2	$1,149.7
Multifamily Housing	451.6	429.2	406.1
Specialty and Other	473.2	495.3	417.3
Mortgage Solutions (sold in August 2018)	—	—	116.1
Total	$1,977.3	$2,033.7	$2,089.2
Segment net income	$233.8	$258.7	$150.8
Segment equity (1)	$1,515.1	$1,600.6	$1,505.3

(1)Segment equity does not include components of AOCI, which is primarily comprised of net unrealized gains on securities, net of taxes. For additional information on total AOCI, see Note 22 to the Consolidated Financial Statements included elsewhere in this Report.

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
Lender-placed homeowners insurance. Lender-placed homeowners insurance consists principally of fire and dwelling hazard insurance offered through our lender-placed program. The lender-placed program provides collateral protection to lenders, mortgage servicers and investors in mortgaged properties in the event that a homeowner does not maintain insurance on a mortgaged dwelling. Lender-placed homeowners insurance provides structural coverage, similar to that of a standard homeowners policy. The amount of coverage is often based on the last known insurance coverage under the prior policy for the property and provides replacement cost coverage on the property. It protects both the lender’s interest and the borrower’s interest and equity. We also provide REO insurance, consisting of insurance on foreclosed properties managed by our clients.

In the majority of cases, we use a proprietary insurance-tracking administration system linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy. The process of tracking voluntary coverage - including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles, and obtaining other required insurance related information - is part of our risk exposure management for our Lender-placed Insurance business. The exposure management process is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to loans tracked. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
Lender-placed manufactured housing insurance. Lender-placed manufactured housing insurance consists principally of fire and dwelling hazard insurance for manufactured housing offered through our lender-placed program. Lender-placed manufactured housing insurance is issued after an insurance tracking and exposure management process similar to that described above. In most cases, tracking is performed using a proprietary insurance-tracking administration system.
Lender-placed flood insurance. Lender-placed flood insurance consists of flood insurance offered through our lender-placed program. It provides collateral protection to lenders in mortgaged properties in the event a homeowner does not maintain required flood insurance. Lender-placed flood insurance is issued after an insurance tracking and exposure management process similar to that described above.
Multifamily Housing: We provide integrated solutions across the resident lifecycle. We offer renters insurance for a wide variety of multi-family rental properties, including vacation rentals, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also offer an integrated billing and tracking platform for our clients and their customers. We also provide tenant bonds as an alternative to security deposits, which allows our clients to offer a lower move-in cost option while minimizing the risk of loss from damages, and receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
Specialty and Other: We offer voluntary manufactured housing insurance, voluntary condominium and homeowners insurance and other specialty products, including offerings related to the sharing economy. Our voluntary insurance generally provides structural coverage, contents and liability coverage. Our sharing economy insurance products include carsharing, vehicle subscription, vacation rental and on-demand delivery insurance products. We are also the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (the “NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.

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
As of December 31, 2020, no single Global Housing client accounted for 10% or more of our consolidated revenue. However, Global Housing is dependent on a few clients, and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
With respect to the lender-placed market, placement rates have declined as the housing market has improved with industry delinquency rates below averages, resulting in lower net earned premiums. Recently, placement rate declines have moderated, although the impact to 2020 results was offset by the reduction of policies in-force for a financially insolvent client and lower REO volumes as fewer homes moved into default or foreclosure due to moratoriums enacted in connection with COVID-19. We continue to monitor the state of the overall housing market and the potential impact of the current mortgage moratorium, including on REO volumes. Should the housing market deteriorate for a prolonged period, we would expect a longer-term increase in placement rates. In addition to the overall market, our lender-placed results are also impacted by the mix of loans we service.
The U.S. renters insurance market is a growing market where we believe there is opportunity to increase our market share and attachment rates with new and existing clients through our investments in digital platforms designed to deliver superior customer experience and our expanded offerings to provide end-to-end solutions.
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
For 2020, our property catastrophe reinsurance program includes U.S. per-occurrence catastrophe coverage providing $930 million of protection in excess of $80.0 million of retention in the main reinsurance program, as well as multi-year reinsurance contracts covering nearly 50% of the U.S. program over the next two to five years, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer which has two reinstatements and covers the first $30.0 million of losses in excess of the $80.0 million retention. The program also maintains a cascading feature that provides multi-event protection in which most higher coverage layers drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. The 2020 catastrophe reinsurance program also includes Caribbean catastrophe coverage providing $175.0 million of protection in excess of $20.0 million retention and Latin American catastrophe coverage providing $170.0 million of protection in excess of $7.0 million of retention. We placed approximately 66% of our 2021 catastrophe reinsurance program in January 2021.
We are also subject to non-catastrophe risk. Please see “Item 1A – Risk Factors – Macroeconomic, Political and Global Market Risks – Catastrophe and non-catastrophe losses, including as a result of climate change, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.”
Seasonality

We experience seasonal fluctuation in several of our lines of business, which are exposed to the risk of catastrophe and non-catastrophe losses. Catastrophe events such as hurricanes typically occur in the second half of the year, and may increase in frequency and severity due to climate change. We also experience some seasonal fluctuation as a result of non-catastrophe weather-related events that tend to occur in the second and third quarters.
Global Preneed

	Years Ended December 31,
	2020	2019	2018
Net earned premiums, fees and other income	$209.4	$200.9	$189.5
Segment net income	$48.0	$52.2	$57.7
Segment equity (1)	$299.0	$430.6	$423.7
(1)Segment equity does not include components of AOCI, which is primarily comprised of net unrealized gains on securities, net of taxes. For additional information on total AOCI, see Note 22 to the Consolidated Financial Statements included elsewhere in this Report.

Our Products and Services
Global Preneed offers pre-funded funeral insurance, final need insurance and related services. Pre-funded funeral insurance provides whole life insurance or annuity death benefits to fund the costs associated with pre-arranged funerals, which are planned and paid for in advance of death. Our pre-funded funeral insurance products are typically structured as whole life insurance policies in the U.S. and offer limited pay (“Preneed”) or pay for life (“Final Need”) options. In Canada, our pre-funded funeral insurance products are typically structured as limited pay annuity contracts. Product choices are based on the health and financial situation of the customer and the distribution channel.
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
We are the sole provider of pre-funded funeral insurance for Service Corporation International (“SCI”) in Canada and the U.S. SCI is the largest funeral provider in North America based on total revenues. Our exclusive distribution partnership with SCI runs through 2024 in the U.S. and up to mid-2021 in Canada.
As of December 31, 2020, no single Global Preneed client accounted for 10% or more of our consolidated revenue. However, Global Preneed is dependent on a few clients and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
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
Our strategy includes increasing sales by broadening our distribution relationships. Through our general agency system, we provide programs and a sales force for our funeral home clients to increase their local market share. In the U.S., we also intend to direct funerals to SCI’s funeral locations and reduce SCI’s cost to sell and manage its preneed operation through its sales counselors and third-party sellers. We integrate our processes with SCI’s insurance production to support SCI’s management of its preneed business. We are also expanding our complementary non-insurance products and services, including our executor assist product that helps executors manage a deceased’s accounts.
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
Global Preneed utilizes underwriting to select and price insurance risks. We regularly monitor mortality assumptions, particularly during the COVID-19 pandemic, to determine if experience remains consistent with these assumptions and to ensure that our product pricing remains appropriate. We periodically review our underwriting, agent and policy contract provisions and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals.
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
Competition
Our businesses focus on lifestyle and housing products and related services within the broader insurance and other markets. Although we face global competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. Across Global Lifestyle, Global Housing and Global Preneed, we compete for business, customers, agents and other distribution relationships with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. We must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such as “Insurtech” start-up companies and others. Competition in each business is based on a number of factors, including, but not limited to, scope of products and services offered, ability to tailor products and services to client and consumer needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength and ratings, resources, and quality of service, including speed of claims payment and the overall customer experience. The relative importance of these factors varies by product and market. To remain competitive in many of our businesses, we must also anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Human Capital Resources
The cornerstone of Assurant is the employees who bring our purpose, values and commitments to life each day for the millions of customers we serve worldwide. We believe in fostering a diverse, equitable and inclusive culture to drive growth and innovation. We regularly evaluate our practices and policies to support ongoing investments in competitive total rewards, wellbeing programs and learning and development opportunities, while prioritizing the safety of our employees who are critical to our long-term success.
As of December 31, 2020, Assurant had approximately 14,100 employees, including approximately 13,600 full-time employees, in 21 countries. While 82% of the workforce was in North America, our presence continues to grow in Europe, Latin America and Asia Pacific. Our employees span a wide range of roles and possess an array of skills, including both insurance and business services, in support of our strategy to enable the increasingly connected lifestyles of consumers. This is reflected in our workforce mix with 51% hourly and 49% salaried employees, as well as our global turnover rate. Including all hourly employees in our service and logistics centers, where annual turnover rates are much higher in the market, our global turnover rate was 16%; for salaried and managerial roles, our global turnover rate was 9%. The Board of Directors (the “Board”), through the Nominating and Corporate Governance Committee and Compensation Committee, oversee the significant human capital management programs of Assurant, which are led by Assurant’s Chief Executive Officer and Chief Administrative Officer.

Fostering Diversity, Equity and Inclusion
At Assurant, we believe diversity, equity and inclusion (“DE&I”) fosters innovation and creates growth opportunities by strengthening employee engagement for the benefit of all of our stakeholders. We believe diverse teams and inclusive cultures perform better by improving our ability to respond to the changing global marketplace and social landscape.
We are committed to gender, racial and ethnic diversity at all levels of the Company. As of December 31, 2020, women comprised 63% of our global workforce, 35% at the managerial levels, 33% at the Assurant Management Committee level and 25% of our Board; and 52% of our global workforce, 37% at the managerial levels, no current representation at the Assurant Management Committee level and 25% of our Board identified as racially or ethnically diverse.
We are committed to continuing to increase representation and participation of under-represented groups within Assurant. In 2020, we established an Executive Inclusion Council, chaired by our Chief Executive Officer and comprised of our Management Committee, to provide leadership oversight, engagement and accountability throughout Assurant to foster greater DE&I. Our Chief Administrative Officer has direct oversight and responsibility for our DE&I strategy.
We recruit talent in diverse communities, through strategic and educational partnerships that bring greater visibility and expertise. We continue to strengthen our recruiting and talent practices to identify and remove inherent biases that could influence outcomes, including enterprise-wide diversity training and the implementation of diverse slate and interviewing requirements for all managerial and above job openings.
Pay Equity
Assurant is committed to pay equity. Our compensation practices and programs consider a variety of factors designed to set fair and equitable compensation levels. We take a holistic approach to evaluating and aligning roles with compensation levels based on job responsibilities, market competitiveness, geographical location, strategic importance of roles and other relevant factors. We periodically evaluate our compensation practices and in 2020, we launched a multi-step process to ensure that we are compensating equitably across employees performing similar job responsibilities. We also have identified other priorities, including ensuring we have competitive wages, particularly for our hourly employees.
Prioritizing Health, Safety and Wellbeing
We are committed to the health and safety of our employees as we believe the success of our business is directly connected to their wellbeing. In addition to providing robust compensation and benefits programs and opportunities to invest in their financial future, we also offer employees and their families access to a variety of health and wellness programs. Our Total Rewards programs help to provide protection and security concerning events that may require time away from work or that impact their financial wellbeing, such as paid time off, family leave, family care resources and flexible work schedules. Our Global Employee Assistance Plan provides additional support to help employees and their families access critical resources for their wellbeing, including financial, physical and mental health.
In response to the COVID-19 pandemic, we provided additional support for our employees, as well as the communities in which we operate, while also complying with government regulations and health guidelines. See “ – Business – 2020 Highlights” above for additional information. We also increased communication and engagement opportunities with employees, including more frequent global town halls and leadership outreach.
Training and Development
Talent development is essential to Assurant’s success. We continually invest in our employees’ career growth and provide employees with a wide range of training and development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring and external development opportunities. Strengthening employees’ leadership and professional skills through various trainings and awareness campaigns are also designed to foster a culture of strong ethics and compliance. Assurant also supports employees in the attainment of certifications and the continuing education required by certain professional organizations.
We gather the voice of employees as part of regular surveys with the last one completed in 2019. Our overall employee engagement score was 81% favorable, highlighting that employees are generally engaged and aligned with the Company’s priorities. In 2020, the Company began working with a third-party to rollout an enterprise listening program designed to offer opportunities for anonymous, real-time feedback between managers and employees and allow for predictive data analysis capabilities so that the enterprise can proactively address needs.
Please refer to our 2020 Social Responsibility Report, upcoming 2021 Social Responsibility Report and 2021 Proxy Statement available on www.assurant.com for more information. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.
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
For information on the risks associated with ratings downgrades, see “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”
The following table summarizes the financial strength ratings and outlooks of our domestic and significant international operating insurance subsidiaries as of December 31, 2020:

	A.M. Best (1)	Moody’s (2)	S& P (3)
Company
American Bankers Insurance Company of Florida	A	A3	A
American Bankers Life Assurance Company of Florida	A-	Baa1	A
American Memorial Life Insurance Company	A-	N/A	A
American Security Insurance Company	A	A3	A
Assurant Life of Canada	A-	N/A	N/A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
Reliable Lloyds Insurance Company	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Union Security Insurance Company	B++	Baa1	A
Union Security Life Insurance Company of New York	B++	N/A	N/A
Virginia Surety Company, Inc.	A	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A
(1)A.M. Best financial strength ratings range from “A++” (superior) to “D” (poor). Ratings of A and A- fall under the “excellent” category, which is the second highest of A.M. Best’s seven ratings categories. A rating of B++ falls under the “good” category, which is the third highest of A.M. Best’s seven ratings categories. A.M. Best has a stable outlook on all of our domestic and significant international operating insurance subsidiaries’ financial strength ratings with the exception of American Memorial Life Insurance Company, Assurant Life of Canada, Union Security Insurance Company and Union Security Life Insurance Company of New York whose ratings were placed under review with developing implications following our announcement in October 2020 that we were exploring strategic alternatives for Global Preneed, including a potential sale.
(2)Moody’s insurance financial strength ratings range from “Aaa” (highest quality) to “C” (lowest rated). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of A3 is considered “upper-medium-grade” and falls within the third highest of Moody’s nine ratings categories. A rating of Baa1 is considered "medium-grade" and falls within the fourth highest of Moody’s nine ratings categories. Moody's has a stable outlook on all of our domestic operating insurance subsidiaries’ insurance financial strength ratings.
(3)S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “R” (under regulatory supervision). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A (strong) are within the third highest of S&P’s ten ratings categories. S&P has a stable outlook on all of our domestic operating insurance subsidiaries’ insurer financial strength ratings with the exception American Memorial Life Insurance Company and Union Security Insurance Company whose ratings were placed on Credit Watch with developing implications following our announcement in October 2020 that we were exploring strategic alternatives for Global Preneed, including a potential sale.

Regulation
We are subject to extensive federal, state and international regulation and supervision in the jurisdictions in which we do business. Regulations vary from jurisdiction to jurisdiction.
The following is a summary of significant regulations that apply to our businesses, but is not intended to be a comprehensive review of every regulation to which we are subject. For information on the risks associated with regulations applicable to us, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks”, “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks” and “Item 1A – Risk Factors – Legal and Regulatory Risks.”
Holding Company Insurance Regulations
Under applicable insurance holding company regulations, no person may acquire a controlling interest in the Company or any of our insurance company subsidiaries, unless such person has obtained prior regulatory approval for such acquisition. Under these laws, “control” is presumed when any person acquires or holds, directly or indirectly, 10% or more of our common stock or of the voting securities of any of our insurance company subsidiaries. To obtain approval, the proposed acquiror must file an application with the relevant regulator, including the regulator for the insurance subsidiaries we have established in the Netherlands. For more information on the risks associated with holding company insurance regulations, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.”
U.S. Insurance Regulation
We are subject to the insurance holding company laws in the states and territories where our insurance companies are domiciled. These laws generally require insurance companies within the insurance holding company system to register with the insurance departments of their respective states and territories of domicile and furnish reports to such insurance departments regarding capital structure, ownership, financial condition, risk management, corporate governance, general business operations and intercompany transactions. These laws also require that transactions between affiliated companies be fair and equitable. In addition, certain intercompany transactions, changes of control, certain dividend payments and certain transfers of assets between the companies within the holding company system are subject to prior notice to, or approval by, regulatory authorities in such states and territories.
We are licensed to sell insurance through our insurance subsidiaries in all 50 states, Puerto Rico and the District of Columbia. Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions where they do business. In general, these regulations are designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, the laws of the various jurisdictions establish insurance departments with broad powers with respect to such things as:
•licensing;
•capital, surplus and dividends;
•underwriting requirements and limitations (including, in some cases, minimum or target loss ratios);
•entrance into and exit from markets;
•introduction, cancellation and termination of certain coverages;
•statutory accounting and annual statement disclosure requirements;
•product types, policy forms and mandated insurance benefits;
•premium rates;
•fines, penalties and assessments;
•claims practices, including occasional regulatory requirements to pay claims on terms other than those mandated by underlying policy contracts;
•transactions between affiliates;
•the form and content of disclosures to consumers;
•the type, amounts and valuation of investments;
•annual tests of solvency and reserve adequacy;
•assessments or other surcharges for guaranty funds and the recovery of assessments through premium increases; and
•market conduct and sales practices of insurers and agents.

Dividend Payment Limitations. Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to us. For more information, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Regulatory Requirements” and “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth”.
Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the “NAIC”) has established certain risk-based capital (“RBC”) standards applicable to life, health and property and casualty insurers. RBC, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items that the NAIC views as having greater underlying risk. The NAIC periodically reviews the RBC formula and changes to the formula could occur in the future. In addition, in December 2020, the NAIC adopted a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure in order to identify risks that may emanate from an insurer’s holding company system. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. State legislatures are expected to begin adoption of the group capital calculation model regulations in 2021.
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
Products and Coverage. Insurance regulators have broad authority to regulate many aspects of our products and services. Additionally, certain non-insurance products and services we offer, such as service contracts, may be regulated by regulatory bodies other than departments of insurance and may be subject to consumer protection laws.
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
Insurance Regulatory Initiatives. The NAIC, state and territory regulators and professional organizations have considered and are considering various proposals that may alter or increase state and territory authority to regulate insurance companies and insurance holding companies. For example, in December 2020, the NAIC Property and Casualty Committee adopted the NAIC Real Property Lender-Placed Insurance Model Act (the “LPI Model Act”), which is expected to be discussed and voted for adoption by the NAIC in the Spring of 2021. The LPI Model Act governs the insurance that a mortgage servicer obtains when a borrower fails to obtain or maintain required insurance. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
Federal Regulation
Although our business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Impacted areas include financial services regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions.”
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
Tax Reform. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”), which significantly amended the Internal Revenue Code of 1986, was enacted. Of particular interest to the Company was the reduction of the corporate tax rate from 35% to 21%. In addition, the TCJA eliminated the 20-year carryforward period and made it indefinite for federal net operating losses generated in tax years after December 31, 2017. The recently appointed Biden Administration is expected to revise the TCJA to increase the corporate tax rate and impose a new minimum tax on book income for certain companies. Until the revisions to the TCJA are enacted, it is difficult to assess their scope and overall impact to the Company.
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
On January 31, 2020, the U.K. withdrew from the E.U. (referred to as “Brexit”) with a transition period that extended to December 31, 2020. As a result, we established insurance subsidiaries in the Netherlands and obtained regulatory approval to continue our access to the European markets with immediate effect. Existing E.U. liabilities have been transferred to the new Dutch entities. Post-transition period changes to the E.U. and U.K. legal, trade and regulatory frameworks could increase our compliance costs and subject us to operational challenges in the region.
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
During part of 2020, one of our subsidiaries was a registered investment adviser and as such was subject to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of registered investment advisers. In October 2020, we deregistered this entity and none of our subsidiaries are currently registered as an investment adviser.

Consumer Protection Laws
Numerous federal, state and international consumer protection laws affect the Company. For example, as part of the Dodd-Frank Act, Congress established the CFPB to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance businesses, the CFPB may have authority to regulate certain non-insurance consumer services we provide.
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
Cybersecurity and Privacy Regulation
We are subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of the European Commission’s laws and added a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. GDPR’s goal is to impose increased individual rights and protections for all personal data located in or originating from the E.U. GDPR is extraterritorial in that it applies to all business in the E.U. and any business outside the E.U. that processes E.U. personal data of individuals in the E.U. There are significant fines associated with non-compliance with GDPR. Since the enactment of GDPR, other countries where we conduct business have or are in the process of enacting stricter data protections laws that model GDPR, including Brazil and Japan.
At the state level, the NAIC Insurance Data Security Model Law is being enacted in a number of states, imposing an array of detailed security measures on insurance companies and requiring annual attestation of our security program. In 2020, California passed a second comprehensive privacy law that further increases California residents’ privacy rights in a manner similar to GDPR and established the California Protection Privacy Agency to regulate and enforce the new privacy law. In addition, the New York State Department of Financial Services (“NYDFS”) has issued cybersecurity regulations that impose an array of detailed security measures on covered entities. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
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
Other Regulation
As we continue to grow and evolve our business mix to cover other non-insurance based products and services, we have and will continue to become subject to other legal and regulatory requirements, including regulations of the CFPB and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include U.S. and local customs and trade regulations for the movement of mobile devices across geographic borders; health, safety, labor and environmental regulations impacting our mobile supply chain operations; and antitrust and competition-related laws and regulations that may impact future transactions or business practices.
Enterprise Risk Management
We employ a risk governance structure, overseen by senior management and our Board and coordinated by the Risk Management function to provide a common framework for evaluating the risks embedded in and across our businesses and functional areas, developing risk appetites, managing these risks and identifying current and future risk challenges and opportunities.

Governance
Risk management is the responsibility of the Chief Strategy and Risk Officer, who leads the Risk Management function and reports directly to the Chief Executive Officer and regularly reports to the Finance and Risk Committee of the Board and to the Board. Our risk management framework cascades downwards into the enterprise through various management committees. Our risk governance structure is headed by the Executive Risk Committee, comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Strategy and Risk Officer and the Chief Legal Officer. The Executive Risk Committee reviews the most significant risks, the alignment to the risk appetite of the Company, and the mitigation and remediation plans that correspond to these risks.
Board of Directors and Committee Oversight
The Board, directly and through its committees as described below and in their charters, oversees our risk management policies and practices and regularly discusses risk-related issues. The Board reviews management’s assessment of the Company’s key enterprise risks annually and management’s strategy with respect to each risk. The Nominating and Corporate Governance Committee reviews Board and committee oversight of the key risks. The Board and its committees receive updates from management on specific risks throughout the year.
The Audit Committee reviews the Company’s policies with respect to risk assessment and risk management and coordinates with the Finance and Risk Committee with respect to Board oversight of risk management and enterprise risk management activities. The Audit Committee also focuses on risks relating to financial statements, internal control over financial reporting, and compliance with legal and regulatory requirements. The Finance and Risk Committee receives regular risk management updates and also focuses on risks relating to investments, capital management and catastrophe reinsurance. The Compensation Committee focuses on risks relating to executive retention and compensation plan design, and the Nominating and Corporate Governance Committee focuses on risks relating to director and management succession and environmental, social and governance (“ESG”) issues, including diversity. The Information Technology Committee, which was formed in May 2020, is responsible for oversight of risk management with respect to information technology. This includes oversight of cybersecurity policies, controls and procedures, such as procedures to identify and assess internal and external cybersecurity risks.
Management Oversight
Risk Management coordinates our risk management activities and is headed by our Global Head of Risk, who reports to the Chief Strategy and Risk Officer. Risk Management develops risk assessment and risk management policies and facilitates identification, management, measurement and reporting of risks. Risk Management also coordinates with the compliance and other departments and internal committees overseeing risk to develop recommendations for risk limits.
Risk Appetite, Identification and Assessment, Monitoring and Reporting
Risk appetite is used to reasonably ensure that we manage the types and amount of risk we are willing to assume, consistent with our business strategy and objectives. Using metrics allows for a cohesive assessment of risk, resources and strategy, and supports management and the Board in making well-informed business decisions. The Company’s risk appetite is subject to Board oversight.
Risk Management relies on a combination of activities and processes to provide analysis and seek assurance that material risks have been identified and managed as appropriate. Risk Management facilitates an annual Risk and Control Self-Assessment, which assists in identifying the top enterprise risks for the following year. Risk owners from each of the Company’s key business and functional areas assess current and future risks within their areas and the effectiveness of controls in place. Risk Management presents results to management and action plans are agreed as necessary. This annual assessment is also used to identify potential emerging risks.
Risk Management monitors and manages internal and external risk reporting using a central risk depository as the single source for risk information. The register collects information obtained from the processes described above and other sources. Risks are classified using an enterprise-wide risk taxonomy. Key enterprise risks are reviewed with the Board as described above.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our directors and officers, are available free of charge through the SEC website at www.sec.gov. We make our periodic reports and other information filed with or furnished to the SEC available, free of charge, through the Investor Relations page of our website (www.assurant.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Except as specifically noted, the information found on our website is not incorporated by reference into, and does not constitute a part of, this Report or any other report filed with or furnished to the SEC.

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
The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows.
Business, Strategic and Operational Risks
•Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.
•Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.
•The success of our business depends on the execution and implementation of our strategy, and the continuing service of key executives, senior management and other highly-skilled personnel.
•We may be unable to grow our business if we cannot find suitable acquisition candidates at attractive prices, integrate acquired businesses effectively or identify new areas for organic growth.
•Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations.
•Failure to successfully manage vendors and other third parties could adversely affect our business.
•We face risks associated with our international operations.
•Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, to the risk of guaranteed buybacks, and to export compliance and other risks.
•Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.
•We face risks associated with joint ventures, franchises and investments in which we share ownership or management with third parties.
•Negative publicity relating to our business or industry may adversely affect our financial results.
•Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.
Macroeconomic, Political and Global Market Risks
•General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.
•The COVID-19 pandemic and measures taken in response thereto may adversely affect our business, results of operations and financial condition.
•Catastrophe and non-catastrophe losses, including as a result of climate change, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
Financial Risks
•Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital.
•We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
•A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.

•A credit rating agency downgrade of our corporate senior debt rating could adversely impact on our business.
•Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.
•An impairment of our goodwill or other intangible assets could materially adversely affect our results of operations and book value.
•Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
•Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
•Our investment portfolio is subject to market risk, including changes in interest rates, that may adversely affect our results of operations and financial condition.
•Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition.
•The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.
•Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.
•Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
•Due to the structure of our commission program, we are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third-party administrators and clients.
•Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.
•Our ability to declare and pay dividends on our capital stock or repurchase shares may be limited.
Technology, Cybersecurity and Privacy Risks
•The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
•We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
•The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.
Legal and Regulatory Risks
•We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
•Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.
•Our business is subject to risks related to litigation and regulatory actions.
•Our business is subject to risks related to reductions in the insurance premium rates we charge.
•Changes in insurance regulation may reduce our profitability and limit our growth.
General Risk Factors
•Our common stock may be subject to stock price and trading volume volatility.
•Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
For a more complete discussion of these risks, please see below.
Business, Strategic and Operational Risks

Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.
The success of our business depends largely on our relationships and contractual arrangements with significant clients, distributors and other parties, including vendors. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, distributors, vendors or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be materially adversely affected.
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
We compete for business, customers, agents and other distribution relationships with many insurance companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. Some of our competitors may offer a broader array of products and services than we do or be better able to tailor those products and services to customer needs, including through better technology systems or infrastructure, or may have greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources or higher ratings.
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
To remain competitive in many of our businesses, we must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, and disruptive technology developments and alternate business models. For Global Lifestyle, in particular, the evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such “Insurtech” start-up companies and others. These players are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the markets in which we operate. In order to maintain a competitive position, we must continue to invest in new technologies and new ways to deliver our products and services. If we do not anticipate and respond to customer preferences and disruptive changes, our business and results of operations could be adversely impacted.
The success of our business depends on the execution and implementation of our strategy, and the continuing service of key executives, senior management and other highly-skilled personnel.
Our strategy is focused on delivering long-term profitable growth. As part of our strategy, we are investing in technology and other capabilities to continuously enhance our customer experience, while also seeking to increase efficiencies. We are also developing new and innovative products and enhancing existing products. We will continue to incur expenses related to, among other things, investments in digital capabilities and large-scale, critical programs, such as information technology systems and infrastructure, and product innovation, as well as costs associated with businesses in runoff or that have been sold. Our long-term strategy depends on successful operational execution and our ability to execute on our transformational initiatives, including significant divestitures, combined with our ability to achieve efficiencies and attract and retain personnel.
We rely on the continued service of key executives, senior management and other highly-skilled personnel throughout our business to achieve our long-term strategy. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop and retain highly-skilled personnel, particularly those with specialized knowledge in areas such as digital, customer experience, and data and analytics, and within our key industries, including mobile and related adjacencies. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, employee tolerance for the significant amount of change within and demands on the Company, the effectiveness of our compensation programs and competition. In addition, as a result of the COVID-19 pandemic, many companies, including us, have transitioned a portion of the workforce to remote work, which may result in increased competition for highly-skilled personnel who are no longer limited to employment opportunities within a particular geographic location. In addition, we rely on attracting and retaining talent, including at the executive officer level, with diverse backgrounds and experiences to effectively oversee our businesses and our long-term strategy. If we do not succeed in attracting, retaining and motivating key personnel, including diverse personnel, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior management.
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
Acquisitions may not provide us with the benefits that we anticipate, require significant effort and expenditures, and entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention and resources to integration of operations and infrastructure, which could otherwise have been devoted to other strategic opportunities; inaccurate assessment of risks and liabilities; difficulties in realizing projected efficiencies, synergies and cost savings, including the incurrence of unexpected integration costs; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption; difficulties in integrating operations and systems, including cybersecurity and other technology systems and compliance; difficulties in assimilating employees and corporate cultures; failure to achieve anticipated revenues, earnings, cash flows, business opportunities and growth prospects; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other acquisition risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
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
If we experience a local or regional business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, computer, telecommunication or other systems failure or other natural or man-made disaster, our ability to continue operations will depend on an effective disaster recovery plan and system, including the continued availability of our personnel, vendors and other third parties and work facilities, and the proper functioning of our computer, telecommunication and other systems and operations. We have from time to time experienced business continuity events, including events that impacted the availability of our systems. See “ – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
Our operations depend in particular upon our ability to protect our technology infrastructure against damage and interruption. If a business continuity event occurs, we could lose Company, customer, vendor and other third-party data, lose significant processing capability or experience interruptions to our operations or delivery of products and services to our clients and their customers, which has occurred from time to time and which could have a material adverse effect on our business, financial condition and results of operations. A cyber attack or other business continuity event affecting us or key third parties with whom we work could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended outage could result in the loss of premium income, fee income and clients, reputational damage, substantial volatility in our financial results and a decline in our revenues. See “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
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
A disaster or other business continuity event on a significant scale or affecting our key businesses or our data center, or our inability to successfully and quickly recover from such an event and any legislative and regulatory responses thereto, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, loss of customers or damaged customer relationships, legal liability and other adverse consequences. Our liability insurance policies may not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
Failure to successfully manage vendors and other third parties could adversely affect our business.
As we continue to improve operating efficiencies, we rely on vendors and other third parties, including independent contractors, to conduct business and provide services to our clients. For example, we use vendors and other third parties for business, investment management, information technology, call centers, facilities management and other services. We take steps to monitor and regulate the performance of vendors and other third parties, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, we are subject to the risk that their decisions or operations adversely impact us and replacing them could create significant delay and expense. If these vendors or other third parties fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, our operations and reputation could be compromised, we may not realize the anticipated economic and other benefits from these arrangements, and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. If we are unable to attract and retain relationships with qualified vendors, independent contractors and other third-party service providers, or if changes in law or judicial decisions require independent contractors to be classified as employees, our business could be significantly adversely affected.
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
If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these and other risks, in particular where certain countries or regions have recently experienced economic or political instability, such as in Argentina, Brazil and the United Kingdom.
As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of credit, letters of guarantee and real estate, but we may not fully or timely recover amounts owed to us as a result of difficulties in enforcing contracts or judgments in undeveloped or evolving legal systems and other factors. As our international business grows, we rely increasingly on fronting carriers in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation and relationships with our customers could be adversely affected.
For additional information on the significant international regulations that apply to us, including data protection regulations, and the risks relating thereto, see “Item 1 – Business – Regulation – International Regulation” in this Report, “ – Legal and Regulatory Risks – We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations,” “ – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions” and “ – Technology, Cybersecurity and Privacy Risks – The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.”
Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, to the risk of guaranteed buybacks, and to export compliance and other risks.
The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could adversely affect our profitability. In our mobile business, we carry inventory to meet the delivery requirements of certain clients and we provide the guaranteed buyback of devices as part of our trade-in and upgrade offerings. These devices are ultimately disposed of through sales to third parties. Our mobile business is subject to the risk that the value of devices and parts will be adversely affected by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition and growing industry emphasis on cost containment. The value of devices may also be impacted by an escalation of trade tensions between the U.S. and China, including with respect to trade policies, treaties, government relations, tariffs and other trade restrictions. If the value of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.
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
Negative publicity relating to our business or industry may adversely affect our financial results.
We communicate with and distribute our products and services ultimately to individual consumers. There may be a perception that some of these purchasers may be financially unsophisticated and therefore in need of consumer protection. Accordingly, from time to time, consumer advocacy groups and the media may focus their attention on our products and services, which may subject us to negative publicity. We may also be negatively affected if another company in one of our industries or in a related industry engages in practices that subject our industry or businesses to negative publicity. Negative publicity may also result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our products or services and industry commercial practices. For example, we may be subject to regulatory queries to assess practices in the insurance sector that potentially disadvantage people of color or historically underrepresented groups in certain insurance lines of business. In addition, there is increased focus on social responsibility matters, including diversity, equity and inclusion, and commitment to long-term sustainability. A failure or perceived failure in our achievement of various social responsibility initiatives and goals we may from time to time announce, or an actual or perceived increase in related risks as a result of our or our industry’s business activities, may subject us to negative publicity.
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
Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.
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
Additionally, applicable state and foreign insurance laws may require prior approval of an application to acquire control of a domestic insurer. State statutes generally provide, and certain foreign statutes provide, that control over a domestic insurer is presumed to exist when any person directly or indirectly owns, controls, has voting power over, or holds proxies representing, 10% or more of the domestic insurer’s voting securities. The application process can be extensive, thereby discouraging the acquisition of a control position.
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

Macroeconomic, Political and Global Market Risks
General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.
Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates, disruptive geopolitical events and other events outside of our control, such as a major epidemic or a pandemic or political or civil unrest, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. These conditions could adversely affect all of our business segments. Specifically, during periods of economic downturn:
•individuals and businesses may (i) choose not to purchase our insurance products, warranties and other products and services, (ii) terminate existing policies or contracts or permit them to lapse and (iii) choose to reduce the amount of coverage they purchase;
•conditions in the markets in which we operate may deteriorate, impacting, among other things, consumer demand for the mobile devices, electronics, appliances, automobiles, housing and other products we insure, including the rate of introduction and success of new products, technologies and promotional programs that provide opportunities for growth;
•clients are more likely to underperform expectations, experience financial distress and declare bankruptcy, which could have an adverse impact on the remittance of premiums from such clients and the collection of receivables from such clients for items such as unearned premiums and could otherwise expose us to credit risk;
•claims on certain specialized insurance products tend to rise;
•there is a higher loss ratio on credit card and installment loan insurance due to rising unemployment;
•there is an increased risk of fraudulent insurance claims; and
•there may be substantial decreases in loan availability and origination, which may reduce the demand for credit insurance that we write or debt cancellation or debt deferment products that we administer, and on the placement of hazard insurance under our Lender-placed Insurance programs.
General inflationary pressures may affect repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. Inflationary pressures may also affect the costs associated with our Global Preneed insurance policies, particularly those that are guaranteed to grow with the CPI. Conversely, deflationary pressures may affect the pricing of our products and services.
The COVID-19 pandemic and measures taken in response thereto may adversely affect our business, results of operations and financial condition.
While still evolving, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and diminished expectations for the economy and the financial markets.
As a result of the COVID-19 pandemic, our results of operations and financial condition have been adversely affected by lower investment income from lower yields, the current mortgage moratorium that has impacted our REO volumes, foreign exchange rate fluctuations and higher mortality rates in the Global Preneed business. In addition, we have faced, and may continue to face, reduced demand for our products and services, particularly in Latin America, including as a result of client store closures or changes to consumer behavior. As the COVID-19 pandemic continues, our results of operations and financial condition may also be adversely affected by: our current offer to, or in some states requirement to, waive late payment fees and allow customers to defer premium payments on certain of our products; clients underperforming expectations or experiencing financial distress; customers experiencing difficulty paying premiums or cancelling coverages; and an increase in the number of fraudulent insurance claims. In addition, the cost of reinsurance to us increased during the pandemic, and may continue to increase, and reinsurers may experience financial distress. Furthermore, if the pandemic continues to create disruption in the credit or financial markets, or if it impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms or at all.
Our investment portfolio (and, specifically, the valuations and cash flows of investments we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome, including low interest rates, reduced liquidity, and a recession or continued slowdown in the U.S. or in global economic conditions. The COVID-19 pandemic could result in an impairment in value of our tangible or other intangible assets. In addition, decreases in observable market activity or the unavailability of information arising from the spread of COVID-19 may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long-term macro-economic assumptions relating to accounting for current expected credit losses (commonly referred to as “CECL”). Restricted access to such inputs may make our financial statement balances and estimates and assumptions subject to greater variability and subjectivity.
From an operational perspective, our employees, our clients and their customers, and vendors and other third parties with whom we work, have been, and may continue to be, adversely affected by the COVID-19 pandemic and efforts to mitigate its spread. Currently, the vast majority of our global workforce is working remotely, which increases cybersecurity risk and may adversely affect our internal control over financial reporting. In addition, we have invested a significant amount of time and resources across the enterprise to mitigate the impact of the COVID-19 pandemic on our business. We also face the risk that some of our facilities may close for periods of time or that significant portions of our workforce, including key personnel, may be unable to work effectively or at all because of illness and measures put in place to safeguard employee safety, such as additional leave. An extended period of such conditions could strain our business continuity plans and introduce additional operational risk, including cybersecurity and fraud risks. Measures we take may also subject us to litigation.
We continue to closely monitor developments related to the COVID-19 pandemic to assess its ongoing impact on our business, results of operations and financial condition. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long-term effects that the COVID-19 pandemic could have on the economy or our business. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments which are highly uncertain and difficult to predict, including the severity and duration of the pandemic, and the actions taken by government authorities and other third parties to contain or address its impact. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business, including the possibility of a mandated extension of business interruption or other insurance coverage beyond our policy language, or additional regulatory restrictions on our insurance subsidiaries’ ability to pay us dividends. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business, results of operations or financial condition as a result of the pandemic’s global economic impact.
For additional information on risks we face relating to epidemics and pandemics such as COVID-19, see “ – General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition,” “ – Business, Strategic and Operational Risks – Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations” and “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
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
We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition. Catastrophes can be man-made, including terrorist attacks and accidents, or can be caused by various natural events, including hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires, epidemics and pandemics.
Natural catastrophe trends are changing due to climate change, a phenomenon linked to increasing atmospheric concentrations of greenhouse gases, resulting in rising global temperatures and changes in weather patterns. While the exact impact of the physical effects of climate change is uncertain, changes in the global climate may cause long-term increases in the frequency and severity of weather events, such as wildfires and hurricanes, particularly in coastal areas. Climate change has the potential to impact nearly all sectors of the economy to varying degrees and may result in increased claims and higher catastrophe losses, which could have a material adverse effect on our results of operations and financial condition. We also cannot predict how legal, regulatory and social responses to concerns around climate change may impact our business. While the frequency and severity of both man-made and natural catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property, the geographic concentration of insured lives and the effects of inflation could increase the frequency and severity of claims from future catastrophes. In addition, legislative and regulatory initiatives and court decisions following major catastrophes could force expansion of certain insurance coverages for catastrophe claims or otherwise adversely impact our business.
Catastrophe losses can vary widely and could significantly exceed our expectations. We use catastrophe modeling tools that help estimate our probable losses, but these projections are based on historical data and other assumptions, including with respect to climate change and seasonal weather variations, that may differ materially from actual events. These modeling tools may not be able to anticipate emerging trends or changing marketplace conditions.
We purchase reinsurance for certain risks, but if the severity of an event were sufficiently high, our losses could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. See “ – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.” In addition, claims from catastrophe events could result in substantial volatility in our results of operations and financial condition for any particular fiscal quarter or year.
Accounting rules do not permit insurers to reserve for catastrophe events before they occur. Once a catastrophe event occurs, the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may have a material adverse effect on our results of operations, financial condition and capital.
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
In addition, with respect to our Global Preneed insurance policies, the average age of our policyholders was approximately 73 years as of December 31, 2020. Elderly individuals are generally more susceptible to certain epidemics and pandemics than the overall population, and an epidemic or pandemic resulting in a higher incidence of mortality could have a material adverse effect on our results of operations and financial condition.
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
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including the frequency and severity of property and other claims. This ability could be affected by various factors, including inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions or new technologies. Political or economic conditions can also affect the availability of programs on which our business may rely to accurately predict claims and other costs. In addition, modeling tools that support business decisions involve historical data and numerous assumptions that may differ materially from actual events. The inability to accurately predict and price for claims and other costs could materially adversely affect our results of operations and financial condition.
A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic and significant international operating insurance subsidiaries. Moody’s rates four of our domestic operating insurance subsidiaries and S&P rates five of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies could also increase capital requirements for our subsidiaries, thereby reducing deployable capital at such subsidiary or at the holding company. Any reduction in these ratings could materially adversely affect our standing in the insurance industry and the demand for our products from intermediaries and consumers, which could materially adversely affect our results of operations.
As of December 31, 2020, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could adversely impact on our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa3 by Moody’s, and both ratings carry a stable outlook.
If our senior debt credit ratings were downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be adversely affected. A downgrade could adversely affect our liquidity and ability to access liquidity quickly, increase our borrowing costs, decrease demand for our debt securities, and increase the expense and difficulty of financing our operations or refinancing our existing indebtedness on similar or more favorable terms. For example, the interest rate payable on each of the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes (each as defined hereafter) is subject to increase if either of S&P or Moody’s downgrades the credit rating assigned to such series of senior notes to BB+ or below or to Ba1 or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded. See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for additional information on the 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes, and the impact of rating changes.
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
An impairment of our goodwill or other intangible assets could materially adversely affect our results of operations and book value.
As a result of acquisitions, we have added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 43% of our total equity as of December 31, 2020. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include, but are not limited to, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 12% of our total equity as of December 31, 2020. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
During the third quarter of 2020, we recognized an impairment of the entire goodwill of $137.8 million related to Global Preneed in connection with our decision to explore strategic alternatives for the Global Preneed business, including a possible sale. Any future impairment of goodwill or other intangible assets, or significant reduction in the useful lives of intangible assets, could have a material adverse effect on our profitability and book value. For more information on our annual goodwill impairment testing, the goodwill of our segments and related reporting units and intangible asset impairment testing, see

“Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Valuation and Recoverability of Goodwill” and Notes 2 and 15 to the Consolidated Financial Statements included elsewhere in this Report.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2020, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We also rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. Although we are in the process of implementing an integrated global financial system to, among other things, minimize our reliance on and use of manual processes, there can be no assurance that the implementation will be completed in a timely manner, or that it will achieve all of its intended goals. Any failure to implement required controls, or difficulties or errors encountered in their operation, could adversely affect our results of operations or cause us to fail to meet our reporting obligations, which could deteriorate investor confidence. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant deficiencies or material weaknesses in internal control over financial reporting may also prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, including due to the onset of the COVID-19 pandemic, changes to U.S. and foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions, other government actions, foreign currency fluctuations and other factors. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common and preferred stock or make investments. As a holding company, we have limited direct operations of our own. The principal sources of our liquidity are dividends and other statutorily permissible payments from our subsidiaries, cash flow from our investment portfolio, the Credit Facility (as defined below) and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short-and long-term instruments. If our access to the capital and credit markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility, including our ability to refinance maturities of existing indebtedness on similar or more favorable terms. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
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
We are subject to interest rate risk in our investment portfolio. Changes in interest rates may materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio. As of December 31, 2020, fixed maturity securities represented approximately 85% of the fair value of our total investments and full year 2020 gross investment income from fixed maturity securities totaled $481.8 million. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while investment income from fixed maturity securities increases or decreases directly with interest rates. In addition, actual investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at historically low levels, including the current period of low rates as a result of the COVID-19 pandemic, may result in lower-than-expected investment income and larger required reserves. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations in the level of interest rates may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this Report.
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
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2020, fixed maturity securities represented approximately 85% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 4% of the fair value of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 3% of the fair value of our total investments as of December 31, 2020. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. All changes in the fair value of equity securities are reported in our statements of operations, which has increased the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 5% of the fair value of our total investments as of December 31, 2020) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
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
The availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future may continue to be, impacted by the occurrence of significant reinsured events, including catastrophes. In the future, we may not be able to obtain reinsurance coverage for some of our businesses at commercially reasonable rates or at all. In such a situation, we might also be adversely affected by state and other regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas. In addition, we may not be able to renew our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. Inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, take more risk, or incur higher costs. Any of these developments could materially adversely affect our results of operations and financial condition.
Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have also exited certain businesses through reinsurance. For example, we have sold our Long-Term Care division, the insurance operations of our Fortis Financial Group division, including individual life operations and annuity business, and our Assurant Employee Benefits segment. The reinsurance recoverable relating to these dispositions was $4.42 billion as of December 31, 2020. The four reinsurers with the largest reinsurance recoverable balances relating to these dispositions were Sun Life Assurance Company of Canada (“Sun Life”), John Hancock Life Insurance Company (“John Hancock”), Talcott Resolution Life and Annuity Insurance Company (“Talcott Resolution”) and Employers Reassurance Corporation (“ERAC”). The A.M. Best ratings of Sun Life, John Hancock and Talcott Resolution are currently A+, A+ and B++, respectively. A.M. Best withdrew its rating for ERAC in 2019. Most of the assets backing reserves reinsured under these and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us. In addition, there are currently no assets or other collateral backing reserves relating to the reinsurance recoverable from ERAC.
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
As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares or debt, to pay for certain operating expenses, to acquire new businesses, and to pay dividends to common and preferred stockholders and corporate expenses. Our subsidiaries’ ability to pay dividends and to make such other payments depends on their GAAP equity or statutory surplus, future earnings, cash position, rating agency requirements and regulatory restrictions, as applicable. Regulators could also increase capital requirements for our subsidiaries, thereby reducing deployable capital at such subsidiary. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority over our claims with respect to our subsidiaries’ assets and earnings. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against our subsidiaries’ assets or to cause the liquidation, bankruptcy or winding-up of our subsidiaries under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary.
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
Our declaration and payment of dividends on our common and preferred stock in the future will be determined by the Board in its sole discretion and will depend various factors, including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factor the Board deems relevant. The payment of dividends on our common stock is subject to the preferential rights of our 6.50% Series D Mandatory Convertible Preferred Stock, par value of $1.00 per share (the “MCPS”), and other preferred stock that the Board may create from time to time. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined hereafter), we generally may not make payments on our capital stock. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common and preferred stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common and preferred stock, we may be unable to declare and pay dividends in cash on our common or preferred stock unless we can repay or refinance the amounts outstanding under such agreements.
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

The success of our business depends on our ability to maintain effective, secure and reliable information technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. We are undergoing a multi-year transformation of our information technology systems and infrastructure involving several enterprise-wide technology initiatives, including enhancing existing systems and developing new systems and products, to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. We are also updating certain operations and financial systems, procedures and controls, retiring certain legacy systems, and migrating our systems and applications to the cloud. However, we currently rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. We must also integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
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
If we are unable to maintain information technology systems, procedures (including technology continuity planning and recovery testing) and controls that function effectively without interruption and securely (including through a failure to replace or update redundant or obsolete hardware, applications or software systems), or to update or integrate our systems, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner and our relationships with clients could be adversely affected. We are also dependent on vendors and other third parties to maintain reliable network systems that provide adequate speed and data capacity. For example, we utilize third-party cloud service providers in connection with certain aspects of our business and operations, and any disruption of, or interference with, our use of such cloud services could adversely impact our business and operations. We have from time to time experienced failures that result in the unavailability of information technology systems upon which our clients rely. Such failures could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our information technology systems and cyber attacks, see “ – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our information technology systems to operate our business and securely process, transmit and store electronic information. This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. In the normal course of business, we also share confidential and other sensitive information with our vendors and other third parties with whom we work. Our information technology systems and safety control systems and those of our vendors and other third parties are vulnerable to damage or interruption from a variety of external threats, including cyber attacks, computer viruses, malware, ransomware and other types of data and systems related events. Our systems are also subject to compromise from internal threats such as improper action by employees and third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal information. In addition, the COVID-19 pandemic required us to follow a work-from-home model to continue operations, which resulted in the bypassing of certain physical security controls for our employees and the employees of our vendors who have access to personal information. While additional technical controls have been put in place, they may not be sufficient to discover compromises that occur due to the loss of physical controls. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
Cyber threats are rapidly evolving and becoming increasingly sophisticated. We are at risk of attack by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers and “hacktivists” (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats or attacks via yet unknown vulnerabilities referred to as zero-day threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, social media and the increased reliance on devices connected to the Internet, the potential risk of security breaches and cyber attacks also increases.
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
To safeguard against the accidental introduction of security vulnerabilities, we continue to invest in the development of software in accordance with best practices. In addition, our information systems must be continually patched and upgraded to protect against vulnerabilities. As the volume of new software vulnerabilities continues to increase, as has the criticality of patches and other remedial measures. Accordingly, we are at risk that cyber attackers exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency at which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy in a timely and effective manner. We are also dependent on vendors and other third parties, such as cloud service providers, to keep their systems patched in order to protect our data. Any failure related to these activities could have a material adverse effect on our business. We have vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. We are at risk of a cyber attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection measures or access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyber attack that compromises their operations, our data and our customers’ data could be compromised or we may experience possible service interruption, which could have a material adverse effect on our business.
The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber attack. We may also be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have from time to time experienced cybersecurity incidents, such as malware incursions, distributed denial of service attacks, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email and social media engineering campaigns directed at our employees that can result in malware infections and financial and data losses. Although some of these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, personal or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or Company data, which could have a material adverse effect on our business.
Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to significant liability under our contracts, as well as under existing or future laws, rules and regulations. In the event of a cyber attack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We also may be unable to detect an incident, assess its severity or impact, or appropriately respond and recover any financial and data loss in a timely manner. We may be required to expend significant additional resources to mitigate the damage and to protect against future damage. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber attacks and other related data and system incidents.
The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.
In providing services and solutions to our customers and operating our business, we process, store and transfer sensitive customer, end-consumer and Company data, including personal data, in and across multiple jurisdictions. As a result, we are or may become subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. For example, since the enactment of GDPR, other countries where we conduct business have or are in the process of enacting stricter data protections laws that model GDPR. At the state level, the NAIC Insurance Data Security Model Law is being enacted in a number of states, imposing an array of detailed security measures on insurance companies and requiring annual attestation of our security program. In 2020, California passed a second comprehensive privacy law that further increases California residents’ privacy rights in a manner similar to GDPR, and established the California Protection Privacy Agenda to regulate and enforce the new privacy law. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations. Complying with these and similar laws and regulations also requires us to make significant changes to our operations, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement required operational changes effectively, efficiently or in a timely manner, which could result in cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences.
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
We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states, the U.K. and the other jurisdictions in which we operate. We are also subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, data privacy and protection, taxation, environmental protection, wage-and-hour standards and employment and labor relations. Furthermore, our domestic and international insurance subsidiaries are subject to extensive regulatory oversight, including: restrictions and requirements related to licensing; capital, surplus and dividends; underwriting limitations; the ability to enter, exit and continue to operate in markets; statutory accounting and other disclosure requirements; coverage; the ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources and increase the costs and risks of doing business in these jurisdictions. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business and significantly harm our business and results of operations. While we attempt to comply with applicable laws and regulations, there can be no assurance that we or our employees, consultants, contractors and other agents are in full compliance with such laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties, civil remedies or other adverse consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business, redress to clients, exposure to negative publicity or reputational damage and harm to client, employee and other relationships. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. For additional discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Regulation” in this Report.
Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.
Federal, state or foreign tax laws and regulations, or their interpretation and application, are subject to significant change and may adversely affect our results of operations and financial condition. For example, on December 22, 2017, the TCJA, which significantly amended the Internal Revenue Code of 1986, was enacted. Compliance with the TCJA may require the collection of information not regularly produced within the Company, the use of estimates in our Consolidated Financial Statements, and the exercise of significant judgment in accounting for its provisions. The overall impact of the TCJA is uncertain due to the ambiguities in the application of certain provisions of the TCJA, the impact of future guidance, interpretations or rules issued by government agencies in applying the TCJA and potential court decisions interpreting the legislation. Future changes in tax laws, including changes in the application or interpretation of the TCJA, or increases to the corporate tax rate, could have a material adverse impact on our results of operations and financial condition. In addition, the Organization for Economic Co-operation and Development’s efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes, if enacted, could increase the Company’s overall tax burden, adversely impacting the Company’s business, results of operations and financial condition.
Our business is subject to risks related to litigation and regulatory actions.
From time to time, we may be subject to a variety of legal and regulatory actions relating to our current and past business operations, including:
•industry-wide investigations regarding business practices, including the use and marketing of certain types of insurance policies or certificates of insurance, and compliance with guidance issued by regulators;
•actions by regulatory authorities that may restrict our ability to increase or maintain our premium rates, require us to reduce premium rates, require us to allow customers to defer premium payments on certain of our products, make offering our products more expensive or unattractive to our clients, impose fines or penalties, and result in other expenses;
•market conduct examinations, for which we are required to pay the expenses of the regulator as well as our own expenses, and which may result in fines, penalties, and other adverse consequences;
•disputes regarding our Lender-placed Insurance products, including those relating to rates, agent compensation, consumer disclosure, continuous coverage requirements, loan tracking services and other services that we provide to mortgage servicers;
•disputes over coverage or claims adjudication;
•disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or meet prescribed deadlines for adjudicating claims;
•disputes regarding regulatory compliance, sales practices, disclosures, premium refunds, licensing, underwriting and compensation arrangements;
•disputes over liability claims under comprehensive general liability policies involving property damage or personal injury at insured properties or relating to insured vehicles;
•disputes alleging bundling of credit insurance and warranty products with other products provided by financial institutions;
•disputes with tax and insurance authorities regarding our tax liabilities; and
•disputes relating to customers’ claims that they were not aware of the full cost or existence of the insurance or limitations on insurance coverage.
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
We are involved in a variety of litigation and legal and regulatory proceedings relating to our current and past business operations and may, from time to time, become involved in other such actions. We continue to defend ourselves vigorously in these proceedings.
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

Lender-placed Insurance products accounted for approximately 53% of Global Housing’s net earned premiums, fees and other income for the year ended December 31, 2020 and 55% for the year ended December 31, 2019, respectively. The corresponding contributions to segment net income for the years ended December 31, 2020 and 2019 were approximately 31% and 52%, respectively. The portion of segment net income attributable to Lender-placed Insurance products may vary substantially over time depending on the frequency, severity and location of catastrophe losses, the cost of catastrophe reinsurance and reinstatement coverage, the variability of claim processing costs and client acquisition costs, and other factors. In addition, we expect placement rates for these products to decline in 2021 as housing markets continue to improve.
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
Insurance industry-related legislative or regulatory changes that could significantly harm our subsidiaries and us include, but are not limited to:
•imposed reductions in premium rates, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;
•increases in minimum capital, reserves and other financial viability requirements;
•enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;
•new licensing requirements;
•restrictions on the ability to offer certain types of insurance products or service contracts;
•prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;
•more stringent standards of review for claims denials or coverage determinations;
•increased regulation relating to Lender-placed Insurance;
•new or enhanced regulatory requirements that require insurers to pay claims on terms other than those mandated by underlying policy contracts; and
•restrictions on the solicitation of insurance consumers by funeral board laws for pre-funded funeral insurance coverage.
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
General Risk Factors

Our common stock may be subject to stock price and trading volume volatility.
Our common stock price and trading volume could materially fluctuate or decrease in response to a number of events and factors, including: quarterly variations in our operating results; catastrophe losses; the operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; changes in our corporate debt ratings; changes to our registered securities; limitations on premium levels or the ability to maintain or raise premiums on existing policies; regulatory developments; and negative publicity relating to us or our competitors. In addition, broad market and industry fluctuations, including those as a result of the COVID-19 pandemic, may materially and adversely affect the trading price or volume of our common stock, regardless of our actual operating performance.
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

Item 3. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 27 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 16, 2021, there were approximately 159 registered holders of record of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus reinvestment of dividends paid) on our common stock from December 31, 2015 through December 31, 2020 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 400 Multi-line Insurance Index and the S&P 500 Multi-line Insurance Index, as the published industry indexes. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2015 and that all dividends were reinvested.

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/15	TOTAL VALUES December 31,
Security / Index		2016	2017	2018	2019	2020
Assurant, Inc. Common Stock	$100.00	$118.19	$131.17	$119.13	$178.44	$189.32
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 400 MidCap Index	100.00	120.74	140.35	124.80	157.49	179.00
S&P 500 Multi-line Insurance Index*	100.00	110.27	111.41	84.18	114.18	93.31
S&P 400 Multi-line Insurance Index*	100.00	124.90	171.24	152.15	193.34	162.05

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2016	2017	2018	2019	2020
Assurant, Inc. Common Stock		18.19%	10.98%	(9.18)%	49.78%	6.09%
S&P 500 Index		11.96	21.83	(4.38)	31.49	18.40
S&P 400 MidCap Index		20.74	16.24	(11.08)	26.20	13.66
S&P 500 Multi-line Insurance Index*		10.27	1.03	(24.44)	35.64	(18.28)
S&P 400 Multi-line Insurance Index*		24.90	37.11	(11.15)	27.07	(16.19)
* The S&P 400 Multi-line Insurance Index is comprised of mid-cap companies, while the S&P 500 Multi-line Insurance Index is comprised of large-cap companies.

Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during 2020. No shares of our MCPS were purchased during this period.

Period in 2020	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31	117,870	$131.23	117,870	$470.8
February 1 – February 28	134,000	136.52	134,000	452.5
March 1 – March 31	229,097	102.30	229,097	429.0
Total first quarter	480,967	118.92	480,967	429.0
April 1 – April 30	162,000	104.96	162,000	412.1
May 1 – May 31	92,000	96.46	92,000	403.2
June 1 – June 30	—	—	—	403.2
Total second quarter	254,000	101.88	254,000	403.2
July 1 – July 31	—	—	—	403.2
August 1 – August 31	242,000	123.28	242,000	373.4
September 1 – September 30	335,476	120.03	335,476	333.1
Total third quarter	577,476	121.39	577,476	333.1
October 1 – October 31	330,000	123.83	330,000	292.2
November 1 – November 30	293,532	133.44	293,532	253.1
December 1 – December 31	503,000	132.50	503,000	186.5
Total fourth quarter	1,126,532	130.20	1,126,532	186.5
Total January 1 – December 31	2,438,975	$122.94	2,438,975	$186.5

(1)Shares purchased pursuant to the November 5, 2018 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. As of December 31, 2020, approximately $186.5 million aggregate cost at purchase remained unused under the November 2018 authorization. On

January 12, 2021, we publicly announced that the Board authorized the repurchase of up to an additional $600.0 million aggregate cost at purchase of our outstanding common stock.

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
We are a holding company and, therefore, our ability to pay dividends on our MCPS and common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and other restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2021, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is $542.4 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received from dispositions, was approximately $821.0 million for the year ended December 31, 2020, of which $490.4 million was generated by our U.S. domiciled insurance subsidiaries.
Payments of dividends on shares of common stock are subject to the preferential rights of the MCPS and other preferred stock that the Board may create from time to time. As of December 31, 2020, we had 2,875,000 shares of the MCPS issued and outstanding. Pursuant to its terms, the MCPS will convert into shares of common stock on March 15, 2021.
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

Item 6. Selected Financial Data

Assurant, Inc.
Five-Year Summary of Selected Financial Data

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in millions except number of shares and per share amounts)
Consolidated Statements of Operations Data:
Revenues
Net earned premiums	$8,342.7	$8,020.0	$6,156.9	$4,404.1	$5,007.3
Fees and other income	1,182.7	1,311.2	1,308.1	1,383.1	1,422.5
Net investment income	574.9	675.0	598.4	493.8	515.7
Net realized (losses) gains on investments	(16.2)	66.3	(62.7)	30.1	162.2
Amortization of deferred gains and gains on disposal of businesses	10.7	14.3	56.9	103.9	394.5
Gain on pension plan curtailment	—	—	—	—	29.6
Total revenues (1)	10,094.8	10,086.8	8,057.6	6,415.0	7,531.8
Benefits, losses and expenses
Policyholder benefits	2,549.3	2,654.7	2,342.6	1,870.6	1,808.5
Amortization of deferred acquisition costs and value of businesses acquired	3,672.0	3,322.1	2,300.8	1,340.0	1,351.3
Underwriting, general and administrative expenses	3,110.0	3,250.5	2,980.4	2,710.4	3,442.8
Goodwill impairment	137.8	—	—	—	—
Iké net losses	5.9	163.0	—	—	—
Interest expense	104.5	110.6	100.3	49.5	57.6
Loss on extinguishment of debt	—	31.4	—	—	23.0
Total benefits, losses and expenses (1)	9,579.5	9,532.3	7,724.1	5,970.5	6,683.2
Income before provision (benefit) for income taxes	515.3	554.5	333.5	444.5	848.6
Provision (benefit) for income taxes (2)	72.6	167.7	80.9	(75.1)	283.2
Net income	442.7	386.8	252.6	519.6	565.4
Less: Net income attributable to non-controlling interest	(0.9)	(4.2)	(1.6)	—	—
Net income attributable to stockholders	441.8	382.6	251.0	519.6	565.4
Less: Preferred stock dividends	(18.7)	(18.7)	(14.2)	—	—
Net income attributable to common stockholders	$423.1	$363.9	$236.8	$519.6	$565.4
Earnings per common share:
Basic	$7.04	$5.87	$4.00	$9.45	$9.23
Diluted	$6.99	$5.84	$3.98	$9.39	$9.13
Dividends per common share	$2.55	$2.43	$2.28	$2.15	$2.03
Share data:
Weighted average common shares outstanding used in basic per common share calculations	60,114,670	61,942,969	59,239,608	54,986,654	61,261,288
Plus: Dilutive securities	3,065,268	370,499	305,916	324,378	673,486
Weighted average common shares used in diluted per common share calculations	63,179,938	62,313,468	59,545,524	55,311,032	61,934,774
Other data:
Pre-tax reportable catastrophes (3)	$173.7	$51.8	$214.8	$295.7	$157.4
(1)Reflects the acquisition of TWG beginning on May 31, 2018. The decrease for the year ended December 31, 2017 was primarily due to a change in program structure impacting the accounting for revenues on a net instead of gross basis for a large client in Connected Living. The change in program structure had no impact on net income.
(2)The year ended December 31, 2020 included a $79.3 million tax benefit related to the ability to carryback net operating losses to prior periods under the federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The year ended December 31, 2017 included a $177.0 million benefit from the reduction of net deferred tax liabilities following the enactment of the TCJA. The reduction of net deferred tax liabilities was recorded at the reportable segment level using our best estimate of deferred tax balances as of the December 22, 2017 enactment date.

(3)Includes reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums. Reportable catastrophe losses include only individual catastrophe events that generated losses to us in excess of $5.0 million, pre-tax.

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions except number of shares and per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents and total investments	$17,908.0	$16,434.4	$14,657.9	$12,550.3	$12,511.0
Total assets	$44,649.9	$44,291.2	$41,089.3	$31,843.0	$29,709.1
Policy liabilities (1)	$30,029.5	$29,098.6	$27,702.6	$21,218.2	$20,040.6
Debt	$2,252.9	$2,006.9	$2,006.0	$1,068.2	$1,067.0
Total Assurant, Inc. stockholders’ equity	$5,951.4	$5,652.8	$5,112.0	$4,270.6	$4,098.1
Per share data:
Total book value per basic common share (2)	$101.40	$93.14	$81.44	$80.46	$72.33
(1)Policy liabilities include future policy benefits and expenses, unearned premiums and claims and benefits payable.
(2)Total book value per basic common share equals total Assurant, Inc. stockholders’ equity divided by the basic common shares outstanding. At December 31, 2020, 2019, 2018, 2017 and 2016 there were 58,690,004, 60,693,295, 62,770,031, 53,078,396, and 56,660,642 common shares, respectively, outstanding.

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
General
We report our results through four segments: Global Lifestyle, Global Housing, Global Preneed and Corporate and Other. In October 2020, we announced we are exploring strategic alternatives for the Global Preneed business, including the possible sale of the business, to focus on opportunities within the broader Global Lifestyle and Global Housing portfolio. We have since then made progress toward the possible sale of the business; however, there can be no assurance we will complete a sale. Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to our frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes goodwill impairments, the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).
The following discussion covers the year ended December 31, 2020 (“Twelve Months 2020”) and year ended December 31, 2019 (“Twelve Months 2019”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis. Our comparative analysis of Twelve Months 2019 and the year ended December 31, 2018 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 19, 2020.
Executive Summary
COVID-19
As a global organization, we actively monitor the developments of the continuously evolving situation resulting from COVID-19. Throughout this period of uncertainty, we have acted swiftly and deliberately to safeguard our employees, to maintain business operations and service levels for customers, and to support our local communities. See “Item 1 – Business” for additional information. While continuing to evolve, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and overall diminished expectations for the economy and the financial markets. Overall, for Twelve Months 2020, we believe COVID-19 had a modest negative impact on our net income, mainly due to lower investment income from lower yields, lower REO volumes, foreign exchange rate fluctuations and higher mortality rates in our Global Preneed business. This was partially offset by lower expenses, more favorable international claims activity and more favorable non-catastrophe loss experience. Throughout this period, we believe our liquidity has remained strong. As of December 31, 2020, we had $407.2 million of holding company liquidity.
Our investment portfolio will continue to be impacted by COVID-19 and related financial market volatility. Though we generally believe our portfolio remains well diversified and high-quality, with the majority comprised of investment grade fixed maturity assets, interest rates are expected to remain relatively low for the foreseeable future. Refer to “—Investments” below and Note 8 to the Consolidated Financial Statements included elsewhere in this Report.
We ran multiple scenarios based on the potential duration and severity of this crisis to better understand how our business might perform and stress-tested our capital, cash flows and liquidity. Our business performed on the high-end of the scenarios, demonstrating its overall resilience given our installed customer base across Connected Living, Global Automotive, Multifamily Housing and Global Preneed.
For a discussion of the material risks relating to COVID-19 on our business, results of operations and financial condition, refer to “Item 1A — Risk Factors — Macroeconomic, Political and Global Market Risks — The COVID-19 pandemic and measures taken in response thereto may adversely affect our business, results of operations and financial condition.”
Overview
We have undertaken several acquisitions and dispositions, which are reflected in our results. On December 1, 2020, we acquired HYLA, a leading provider of smartphone software, trade-in and upgrade services, for total consideration of

$348.8 million, a portion of which was excess cash in the business that was distributed to the holding company shortly after closing. In May 2020, we completed our acquisition of AFAS, a provider of finance and insurance products and services including vehicle service contracts, guaranteed asset protection insurance and other ancillary products, for total consideration of $176.9 million, a portion of which was excess cash in the business that was distributed to the holding company shortly after closing.
In May 2020, we sold our minority interests in Iké, terminated our obligations to purchase the remaining shares of Iké, and settled a financial derivative that provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar. These transactions resulted in net cash outflows of $85.3 million, which included financing of $34.0 million, the proceeds from the settlement of the derivative and transaction expenses. For additional information on this transaction, see “—Liquidity and Capital Resources” below and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
During the third quarter of 2020, we identified impairment indicators impacting the fair value of Global Preneed in connection with exploring strategic alternatives for the Global Preneed business, including the possible sale of the business, to focus on opportunities within the broader Global Lifestyle and Global Housing portfolio. The fair value calculated in third quarter 2020 was lower than the carrying value of the reporting unit, resulting in the impairment of the entire goodwill of $137.8 million related to the Global Preneed reporting unit. For additional information on the impairment test, refer to “— Valuation and Recoverability of Goodwill” below and Note 15 to the Consolidated Financial Statements included elsewhere in this Report.
Summary of Financial Results
Consolidated net income attributable to common stockholders increased $59.2 million, or 16%, to $423.1 million for Twelve Months 2020 from $363.9 million for Twelve Months 2019. The increase was primarily driven by $154.6 million of lower after-tax losses from the reduction in fair value of Iké, as well as an $84.4 million one-time tax benefit related to the enactment of the federal CARES Act, which allows the carryback of net operating losses to years taxed at higher rates. The increase was partially offset by the $137.8 million after-tax impairment on the Global Preneed goodwill, as well as a $68.2 million decrease in net realized gains on investments, mostly due to a decline in the fair value of certain collateralized loan obligations and lower net unrealized gains on equity securities.
Global Lifestyle segment net income increased $27.9 million, or 7%, to $437.2 million for Twelve Months 2020 from $409.3 million for Twelve Months 2019, primarily driven by Connected Living from growth in mobile subscribers in North America and Asia Pacific, as well as improved extended service contract loss experience. The increase was also due to a $6.7 million after-tax benefit for a client recoverable in Connected Living and $9.2 million of client benefits in Global Automotive. Results were partially offset by lower investment income across all lines of business, unfavorable foreign exchange and declines in Global Financial Services and Other.
Global Lifestyle net earned premiums, fees and other income increased $243.4 million, or 3%, to $7.34 billion for the Twelve Months 2020 compared with $7.09 billion for Twelve Months 2019. Excluding the $117.0 million lower revenue impact resulting from the July 1, 2020 transition of one of our mobile trade-in and upgrade programs from our recognition of device sales revenue to a flat fee per device, revenue increased 5%, primarily due to continued growth in Global Automotive and Connected Living. The increase was partially offset by unfavorable foreign exchange and declines within Global Financial Services and Other.
Global Housing segment net income decreased $24.9 million, or 10%, to $233.8 million for Twelve Months 2020 from $258.7 million for Twelve Months 2019. Segment net income for Twelve Months 2020 included $137.2 million of reportable catastrophes compared to $40.9 million of reportable catastrophes for Twelve Months 2019. Excluding reportable catastrophes, segment net income increased $71.4 million, primarily due to more favorable non-catastrophe loss experience across all lines of business, including underwriting improvements in sharing economy offerings. The increase was also driven by higher premium rates in Lender-placed Insurance, which were partially offset by a reduction in REO volumes due to foreclosure moratoriums enacted in connection with COVID-19 and fewer policies-in-force. Lower investment income also contributed to the offset.
Global Housing net earned premiums, fees and other income decreased $56.4 million, or 3%, to $1.98 billion for Twelve Months 2020 compared with $2.03 billion for Twelve Months 2019, primarily due to the expected run-off of our small commercial business and declines in Lender-placed Insurance policies-in-force from the previously disclosed financially insolvent client, as well as lower REO volumes. The decrease was partially offset by higher premium rates in Lender-placed Insurance and continued growth within Specialty and Other and Multifamily Housing.
Global Preneed segment net income decreased $4.2 million, or 8%, to $48.0 million for Twelve Months 2020 from $52.2 million for Twelve Months 2019, primarily due to higher mortality from COVID-19 and lower investment income. This decrease was partially offset by the absence of a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period recorded in Twelve Months 2019.

Global Preneed net earned premiums, fees and other income increased $8.5 million, or 4%, to $209.4 million for Twelve Months 2020 compared with $200.9 million for Twelve Months 2019, primarily due to growth in domestic pre-funded funeral policies and prior period sales of the Final Need product.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow all of our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and maintain our position in our Lender-placed Insurance business. Factors affecting these items, including the impact of the COVID-19 pandemic and measures taken in response thereto, conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
For Twelve Months 2020, net cash provided by operating activities totaled $1.34 billion; net cash used in investing activities totaled $735.2 million; and net cash used in financing activities totaled $264.8 million. We had $2.23 billion in cash and cash equivalents as of December 31, 2020. Please see “ – Liquidity and Capital Resources” below for further details.
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
Interest rate volatility can increase or reduce unrealized gains or losses in our investment portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control, such as the COVID-19 pandemic. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.
The fair market value of the fixed maturity securities in our investment portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. We also have investments that are subject to pre-payment risk, such as mortgage-backed and asset-backed securities. Interest rate fluctuations may cause actual net investment income and/or cash flows from such investments to differ from estimates made at the time of investment. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, in these circumstances we may be required to reinvest those funds in lower interest-earning investments.
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
Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes. We continue to undertake various expense savings initiatives while also making investments in information technology, among other things, which will impact our expenses.
We also incur interest expense related to our debt.
Critical Accounting Policies and Estimates
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
Each of these methods applied to the data groupings produces an estimate of the loss reserves for the product grouping. The best estimate is generally selected from a blend of the different methods. The IBNR associated with the best estimate is then allocated to accident year based on a weighting of the underlying actuarial methods. The determination of the best estimate is based on many factors, including but not limited to:
•the nature and extent of the underlying assumptions;
•the quality and applicability of historical data - whether internal or industry data;
•current and expected future economic and market conditions;
•regulatory, legislative, and judicial considerations;
•the extent of data segmentation - data should be homogeneous yet credible enough for loss development methods to apply;
•trends in loss frequencies and severities for various causes of loss;
•consideration of the distribution of loss reserves, management’s selection of the best estimate that may exceed an estimate based on median values, suggesting that favorable development may be more likely than unfavorable development; and
•hindsight testing of prior loss estimates - the loss estimates on some product lines will vary from actual loss experience more than others.
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2020 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2020	Change in cost of claims occurring in 2020
3% higher	$1,251.0	$71.5
2% higher	$1,227.0	$47.5
1% higher	$1,203.0	$23.5
Base scenario (1)	$1,179.5	$—
1% lower	$1,156.0	$(23.5)
2% lower	$1,132.0	$(47.5)
3% lower	$1,108.0	$(71.5)
(1)Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2020 for Global Lifestyle and Global Housing.

Disposed and Runoff Short Duration Lines
We have exposure to asbestos, environmental and other general liability claims arising from our participation in various reinsurance pools from 1971 through 1985. This exposure arose from a contract that we discontinued writing many years ago. We carried case reserves for these liabilities, as recommended by the various pool managers, and IBNR reserves totaling $22.1 million (before reinsurance) and $19.1 million (net of reinsurance) at December 31, 2020. Estimation of these liabilities is subject to greater than normal variation and uncertainty due to the general lack of sufficiently detailed data, reporting delays and absence of a generally accepted actuarial methodology for determining the exposures. There are significant unresolved industry legal issues, including such items as whether coverage exists and what constitutes an occurrence. In addition, the determination of ultimate damages and the final allocation of losses to financially responsible parties are highly uncertain. Based on information currently available, and after consideration of the reserves reflected in the Consolidated Financial Statements, we do not believe or expect that changes in reserve estimates for these claims are likely to be material.
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
Investments
For available for sale fixed maturity securities in an unrealized loss position for which we do not intend to sell or for which it is more likely than not that we would not be required to sell before an anticipated recovery in value, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost basis, changes to the credit rating of the security by a nationally recognized statistical ratings organization and any adverse conditions specifically related to the security, industry or geographic area, among other factors. If this assessment indicates a potential credit loss may exist, the present value of cash flows expected to be collected are compared to the security’s amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit-related impairment exists, and a charge to income and an associated allowance for credit losses is recorded for the credit-related impairment. Any impairment not related to credit losses is recorded through other comprehensive income. The amount of the allowance for credit losses is limited to the amount by which fair value is less than the amortized cost basis. Upon recognizing a credit-related impairment, the cost basis of the security is not adjusted.

Subsequent changes in the allowance for credit losses are recorded as a provision for, or reversal of, credit loss expense. For fixed maturities where we record a credit loss, a determination is made as to the cause of the impairment and whether we expect a recovery in the value. Write-offs are charged against the allowance when management concludes the financial asset is uncollectible. For fixed maturities where we expect a recovery in value, the effective yield method is utilized, and the investment is amortized to par. We recorded a $1.5 million allowance for credit losses on fixed maturity securities available for sale for the year ended December 31, 2020.
For available for sale fixed maturity securities that we intend to sell, or for which it is more likely than not that we will be required to sell before recovery of our amortized cost basis, the entire impairment loss, or difference between the fair value and amortized cost basis of the security, is recognized in net realized gains (losses). The new cost basis of the security is the previous amortized cost basis less the impairment recognized and is not adjusted for any subsequent recoveries in fair value.
See also Notes 2, 5 and 8 to the Consolidated Financial Statements included elsewhere in this Report, “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to market risk, including changes in interest rates that may adversely affect our results of operations and financial condition” and “ – Investments” contained in this Item 7.
Reinsurance
Reinsurance recoverables were $9.84 billion and $9.59 billion as of December 31, 2020 and 2019, respectively, which include amounts we are owed by reinsurers for claims paid as well as those included in reserve estimates that are subject to the reinsurance. Reinsurance premiums paid are amortized as reductions to premium over the terms of the underlying reinsured policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. We use a probability of default and loss given default methodology in estimating the allowance, whereby the credit ratings of reinsurers are used in determining the probability of default. The allowance is established for reinsurance recoverables on paid and unpaid future policy benefits and claims and benefits. Prior to applying default factors, the net exposure to credit risk is reduced for any collateral for which the right of offset exists, such as funds withheld, assets held in trust and letters of credit, which are part of the reinsurance arrangements, with adjustments to include consideration of credit exposure on the collateral. Our methodology incorporates historical default factors for each reinsurer based on their credit rating using comparably rated bonds as published by a major ratings service. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing and other relevant factors.
We have used reinsurance to exit certain businesses, including Assurant Employee Benefits and blocks of individual life, annuity and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4.42 billion and $4.46 billion at December 31, 2020 and 2019, respectively.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2020 and 2019:

	2020	2019
Ceded future policyholder benefits and expense	$3,316.9	$3,329.3
Ceded unearned premium	4,579.8	4,248.1
Ceded claims and benefits payable	1,856.7	1,895.5
Ceded paid losses	86.5	120.5
Total	$9,839.9	$9,593.4

We utilize reinsurance for loss protection and capital management, business dispositions and, in Global Lifestyle and Global Housing, client risk and profit sharing. See also Notes 2, 5 and 18 to the Consolidated Financial Statements included elsewhere in this Report, “Item 1A – Risk Factors – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers” and “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.”
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
In February 2020, we amended the Retirement Health Benefits to terminate effective December 31, 2024 (the “Termination Date”). Benefits will be paid up to the Termination Date. The Retirement Health Benefits obligations were re-measured using a discount rate of 1.55%, selected based on a cash flow analysis using a bond yield curve as of February 29, 2020, and the fair market value of the Retirement Health Benefits assets as of February 29, 2020. The remeasurement resulted in a reduction to the Retirement Health Benefits obligations of $65.6 million and a corresponding prior service credit in AOCI, which will be reclassified from AOCI as it is amortized in the net periodic benefit cost over the remaining period until the Termination Date.
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
As of December 31, 2020 and 2019, we had a cumulative valuation allowance of $27.6 million and $76.6 million, respectively, against deferred tax assets of international subsidiaries. The change during the period is primarily related to an additional valuation allowance established on the investment in Iké of $6.7 million and the derecognition of the total valuation allowance of $56.5 million on the investment in Iké as the investment was sold in a manner that resulted in the loss of tax benefits. The realization of deferred tax assets related to net operating loss carryforwards of international subsidiaries depends upon the existence of sufficient future taxable income of the same character in the same jurisdiction.
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
 Valuation and Recoverability of Goodwill

Our goodwill related to acquisitions of businesses was $2.59 billion and $2.34 billion as of December 31, 2020 and 2019, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include, but are not limited to: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Our Global Lifestyle operating segment is disaggregated into the following three reporting units: Connected Living, Global Automotive and Global Financial Services and Other. Our reporting units for goodwill testing were at the same level as the operating segment for Global Housing and Global Preneed.
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2020	2019
Global Lifestyle (1)	$2,209.8	$1,825.9
Global Housing	379.5	379.5
Global Preneed	—	138.0
Total	$2,589.3	$2,343.4
 (1) As of December 31, 2020, $715.2 million, $1,421.3 million and $73.3 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively. As of December 31, 2019, $461.5 million, $1,291.7 million, and $72.7 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively.

Global Preneed Goodwill Impairment
During the third quarter of 2020, the Company identified impairment indicators impacting the fair value of the Global Preneed reportable segment in connection with exploring strategic alternatives for the Global Preneed business, including the possible sale of the business, to focus on opportunities within the Global Lifestyle and Global Housing segments. Such impairment indicators included the evaluation of the long-term economic performance of the segment in light of further expected declines in interest rates from the resurgence of COVID-19 cases. As interest rates are critical to the performance of the business, the anticipated long-term declines in interest rates were expected to have adverse impacts on existing business and cause significant challenges to profitability from new business. The overall expected adverse impact to the business in the segment was an important indicator that triggered the requirement for an interim goodwill impairment analysis in the third quarter of 2020. As a result, an updated fair value assessment was completed based on how a market participant would consider the long-term outlook for business performance, long-term forecasts of the interest rate environment and its impact on the fair value of liabilities.
The fair value of the reportable segment was determined using a discounted cash flow method which calculated the present value of future earnings developed from projected earnings arising from existing and new business and considered all aspects of the business including investment assumptions of asset portfolios. The fair value calculated in the third quarter of 2020 was lower than the carrying value of the reportable segment, resulting in the pre-tax and after-tax impairment charge of the entire goodwill of $137.8 million related to the segment. The goodwill impairment charge is reported separately in the consolidated statements of operations for the year ended December 31, 2020, with a corresponding reduction to goodwill in the consolidated balance sheet as of December 31, 2020.
Quantitative Impairment Testing
In the fourth quarter of 2020, we performed a quantitative assessment for the Global Lifestyle and Global Housing reporting units given the uncertainty in macro-economic conditions and the overall industry performance due to COVID-19 impacts. Based on this quantitative assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts and that there was no impairment for the Global Lifestyle and Global Housing reporting units as of October 1, 2020.
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
For the fourth quarter of 2020 quantitative assessment, had the net book value for any of the reporting units, aside from Global Preneed, exceeded its estimated fair value, the Company would have recognized a goodwill impairment loss for the difference up to the amount of goodwill allocated to the reporting unit.
Refer to Note 15 to the Consolidated Financial Statements included elsewhere in this Report for further detail.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2020	2019
Revenues:
Net earned premiums	$8,342.7	$8,020.0
Fees and other income	1,182.7	1,311.2
Net investment income	574.9	675.0
Net realized (losses) gains on investments	(16.2)	66.3
Amortization of deferred gains on disposal of businesses	10.7	14.3
Total revenues	10,094.8	10,086.8
Benefits, losses and expenses:
Policyholder benefits	2,549.3	2,654.7
Amortization of deferred acquisition costs and value of business acquired	3,672.0	3,322.1
Underwriting, general and administrative expenses	3,110.0	3,250.5
Goodwill impairment	137.8	—
Iké net losses	5.9	163.0
Interest expense	104.5	110.6
Loss on extinguishment of debt	—	31.4
Total benefits, losses and expenses	9,579.5	9,532.3
Income before provision for income taxes	515.3	554.5
Provision for income taxes	72.6	167.7
Net income	442.7	386.8
Less: Net income attributable to non-controlling interest	(0.9)	(4.2)
Net income attributable to stockholders	441.8	382.6
Less: Preferred stock dividends	(18.7)	(18.7)
Net income attributable to common stockholders	$423.1	$363.9
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income Attributable to Common Stockholders

Consolidated net income attributable to common stockholders increased $59.2 million, or 16%, to $423.1 million for Twelve Months 2020 from $363.9 million for Twelve Months 2019. Net income for Twelve Months 2020 included $137.2 million of reportable catastrophes, due to several storms in 2020 including Hurricane Laura, compared to $41.0 million in Twelve Months 2019. Excluding reportable catastrophes, net income increased $155.4 million, or 38%, due to $154.6 million of lower after-tax losses from decreases in the estimated fair value of Iké, an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act, an improvement in our results from Global Housing and Global Lifestyle and the absence of $29.6 million of after-tax debt related charges from Twelve Months 2019. These increases were partially offset by the $137.8 million after-tax impairment on the Global Preneed goodwill and a $68.2 million after-tax decrease in net realized gains on investments mostly due to a decrease in net unrealized gains on equity securities and higher unrealized losses from the decrease in fair value of collateralized loan obligations, as well as $21.5 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Revenues:
Net earned premiums	$6,442.2	$6,073.7
Fees and other income	895.4	1,020.5
Net investment income	194.3	250.8
Total revenues	7,531.9	7,345.0
Benefits, losses and expenses:
Policyholder benefits	1,412.6	1,516.2
Amortization of deferred acquisition costs and value of business acquired	3,365.9	3,015.7
Underwriting, general and administrative expenses	2,189.1	2,277.6
Total benefits, losses and expenses	6,967.6	6,809.5
Segment income before provision for income taxes	564.3	535.5
Provision for income taxes	127.1	126.2
Segment net income	$437.2	$409.3
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$3,836.6	$3,768.4
Global Automotive	3,113.0	2,873.6
Global Financial Services and Other	388.0	452.2
Total	$7,337.6	$7,094.2
Net earned premiums, fees and other income:
Domestic	$5,408.3	$5,020.1
International	1,929.3	2,074.1
Total	$7,337.6	$7,094.2
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income
Segment net income increased $27.9 million, or 7%, to $437.2 million for Twelve Months 2020 from $409.3 million for Twelve Months 2019, primarily driven by our Connected Living business, mainly due to continued mobile subscriber growth in North America and Asia Pacific and improved extended service contract loss experience, as well as higher income and organic growth from our Global Automotive business. These increases were partially offset by lower investment income and unfavorable foreign exchange. Additionally, our Global Financial Services and Other business has lower income, mainly due to lower volumes and higher loss experience, primarily resulting from the COVID-19 pandemic, and anticipated declines from domestic business in run-off.
Total Revenues
Total revenues increased $186.9 million, or 3%, to $7.53 billion for Twelve Months 2020 from $7.35 billion for Twelve Months 2019. Net earned premiums increased $368.5 million, or 6%, primarily driven by continued growth from prior period production in our Global Automotive business and growth in our Connected Living business, mainly due to growth in domestic extended service contract programs and continued subscriber growth from mobile protection programs. These increases in net earned premiums were partially offset by unfavorable foreign exchange and a decrease in our Global Financial Services and Other business, mainly due to domestic business in run-off. Fees and other income decreased $125.1 million, or 12%, primarily driven by lower mobile trade-in results, mainly due to a $117.0 million impact resulting from the previously mentioned mobile program contract change. Net investment income decreased $56.5 million, or 23%, primarily due to lower cash yields, lower invested asset balances, lower income from real estate and unfavorable foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $158.1 million, or 2%, to $6.97 billion for Twelve Months 2020 from $6.81 billion for Twelve Months 2019. Amortization of deferred acquisition costs and value of business acquired increased $350.2 million, or 12%, primarily due to growth from our Global Automotive and Connected Living businesses. This increase was partially offset by a decrease in policyholder benefits of $103.6 million, or 7%, primarily driven by a favorable mix of mobile business, lower loss experience within our Connected Living and Global Automotive businesses, in part due to COVID-19, partially offset by an increase from growth in those businesses. Underwriting, general and administrative expenses decreased $88.5 million, or 4%, primarily due to a mobile program contract change, as mentioned above, favorable foreign exchange and expense initiatives across the segment, partially offset by an increase from growth in our Global Automotive and Connected Living businesses, including new acquisitions.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Revenues:
Net earned premiums	$1,833.6	$1,885.1
Fees and other income	143.7	148.6
Net investment income	72.8	95.2
Total revenues	2,050.1	2,128.9
Benefits, losses and expenses:
Policyholder benefits	852.1	869.5
Amortization of deferred acquisition costs and value of business acquired	225.6	221.5
Underwriting, general and administrative expenses	677.3	711.6
Total benefits, losses and expenses	1,755.0	1,802.6
Segment income before provision for income taxes	295.1	326.3
Provision for income taxes	61.3	67.6
Segment net income	$233.8	$258.7
Net earned premiums, fees and other income:
Lender-placed Insurance	$1,052.5	$1,109.2
Multifamily Housing	451.6	429.2
Specialty and Other	473.2	495.3
Total	$1,977.3	$2,033.7

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income
Segment net income decreased $24.9 million, or 10%, to $233.8 million for Twelve Months 2020 from $258.7 million for Twelve Months 2019. Segment net income for Twelve Months 2020 included $137.2 million of reportable catastrophes, due to several storms in 2020, compared to $40.9 million in Twelve Months 2019. Excluding reportable catastrophes, segment net income increased $71.4 million, or 24%, primarily driven by favorable non-catastrophe losses across all major lines of businesses, including underwriting improvements in sharing economy offerings. The increase was also driven by higher premium rates in our Lender-placed Insurance business, the absence of losses from our small commercial product and lower operating expenses in our Lender-placed Insurance business. The increase was partially offset by lower REO volume and fee income in our Lender-placed Insurance business, fewer policies in-force from a financially insolvent client and lower investment income.
Total Revenues
Total revenues decreased $78.8 million, or 4%, to $2.05 billion for Twelve Months 2020 from $2.13 billion for Twelve Months 2019. Net earned premiums decreased $51.5 million, or 3%, primarily due to declines in our Lender-placed Insurance business, declines in our small commercial business, a reduction in policies in-force for a financially insolvent client and lower REO volume. This decrease was partially offset by premium rate increases in our Lender-placed Insurance business, continued growth from renters insurance in our Multifamily Housing business and growth from our Specialty and Other business, mainly sharing economy products. Net investment income decreased $22.4 million, or 24%, primarily due to lower income from real estate related investments, lower cash yields and a decrease in invested assets. Fees and other income decreased $4.9 million, or 3%, primarily due to a decline in our Lender-placed Insurance business, mostly due to lower loss draft volume.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $47.6 million, or 3%, to $1.76 billion for Twelve Months 2020 from $1.80 billion for Twelve Months 2019. The decrease was primarily due to a decrease of $34.3 million, or 5%, in underwriting, general and administrative expenses, primarily due to lower employment related expenses in our Lender-placed Insurance business. Policyholder benefits decreased $17.4 million, or 2%, mainly from lower non-catastrophe losses across all major lines of businesses and the absence of losses from our small commercial product, partially offset by higher reportable catastrophe losses.

Global Preneed
Overview
The table below presents information regarding the Global Preneed segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Revenues:
Net earned premiums	$66.9	$61.2
Fees and other income	142.5	139.7
Net investment income	282.0	285.3
Total revenues	491.4	486.2
Benefits, losses and expenses:
Policyholder benefits	284.4	269.0
Amortization of deferred acquisition costs and value of business acquired	80.5	84.9
Underwriting, general and administrative expenses	66.3	67.3
Total benefits, losses and expenses	431.2	421.2
Segment income before provision for income taxes	60.2	65.0
Provision for income taxes	12.2	12.8
Segment net income	$48.0	$52.2

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income
Segment net income decreased $4.2 million, or 8%, to $48.0 million for Twelve Months 2020 from $52.2 million for Twelve Months 2019, primarily due to higher mortality from COVID-19, a decrease in investment income, an increase in Final Need policy cancellations in the fourth quarter of 2020, partly due to COVID-19, and updated assumptions for the earnings patterns of new policies. These decreases were partially offset by the absence of a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period recorded in Twelve Months 2019.
Total Revenues
Total revenues increased $5.2 million, or 1%, to $491.4 million for Twelve Months 2020 from $486.2 million for Twelve Months 2019, primarily due to growth in domestic pre-funded funeral policies in the U.S. and sales of the Final Need product, partially offset by lower investment income, mainly due to lower income from real estate and lower yielding new money fixed maturity securities purchases.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $10.0 million, or 2%, to $431.2 million for Twelve Months 2020 from $421.2 million for Twelve Months 2019, primarily due to a $15.4 million, or 6%, increase in policyholder benefits, mainly driven by the growth in the domestic preneed business. This increase was partially offset by a $4.4 million, or 5%, decrease in amortization of deferred acquisition costs and value of business acquired, primarily due to the absence of a $14.2 million expense recorded in Twelve Months 2019 related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period, partially offset by growth in the domestic preneed business and higher amortization resulting from the increase in Final Need policy cancellations in the fourth quarter of 2020.

Corporate and Other
Overview
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Revenues:
Fees and other income	1.1	2.4
Net investment income	25.8	43.7
Net realized (losses) gains on investments	(16.2)	66.3
Amortization of deferred gains on disposal of businesses	10.7	14.3
Total revenues	21.4	126.7
Benefits, losses and expenses:
Policyholder benefits	0.2	0.0
General and administrative expenses	177.3	194.0
Goodwill impairment	137.8	—
Iké net losses	5.9	163.0
Interest expense	104.5	110.6
Loss on extinguishment of debt	—	31.4
Total benefits, losses and expenses	425.7	499.0
Segment loss before benefit for income taxes	(404.3)	(372.3)
Benefit for income taxes	(128.0)	(38.9)
Segment net loss	(276.3)	(333.4)
Less: Net income attributable to non-controlling interest	(0.9)	(4.2)
Net loss attributable to stockholders	(277.2)	(337.6)
Less: Preferred stock dividends	(18.7)	(18.7)
Net loss attributable to common stockholders	$(295.9)	$(356.3)
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Loss Attributable to Common Stockholders
Segment net loss attributable to common stockholders decreased $60.4 million, or 17%, to $295.9 million for Twelve Months 2020 from $356.3 million for Twelve Months 2019, primarily due to $154.6 million of lower after-tax losses from decreases in the estimated fair value of Iké, an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act in Twelve Months 2020 and the absence of $29.6 million of after-tax debt related charges associated with refinancing debt at a lower interest rate in Twelve Months 2019. These increases were partially offset by the $137.8 million after-tax impairment on the Global Preneed goodwill and a $68.2 million after-tax decrease in net realized gains on investments as well as $21.5 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.
Total Revenues
Total revenues decreased $105.3 million, or 83%, to $21.4 million for Twelve Months 2020 from $126.7 million for Twelve Months 2019, primarily driven by an $82.5 million decrease in net realized gains on investments mostly due to $28.1 million of lower net unrealized gains on equity securities, $22.5 million of higher net unrealized losses from the decrease in fair value of our collateralized loan obligations, a $15.6 million increase in impairments on equity investments accounted for under the measurement alternative and a decrease in net realized gains from sales of fixed maturity securities. The decrease was also driven by $17.9 million of lower net investment income due to a higher concentration of lower yielding liquid investments in 2020 compared to 2019 and lower income from real estate, as well as lower amortization of deferred gains associated with the sale of Assurant Employee Benefits.
Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $73.3 million, or 15%, to $425.7 million for Twelve Months 2020 from $499.0 million for Twelve Months 2019. The decrease in expenses for Twelve Months 2020 was primarily due to the absence of certain events that occurred in Twelve Months 2019, mainly $157.1 million of lower losses associated with Iké, $37.4 million of debt related charges associated with refinancing debt at a lower interest rate and a $15.6 million impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency. The decrease was also due to $10.8 million of income, net of certain exit costs, from the sale of our CLO asset management platform, $10.0 million increase in the net pension benefit and the absence of a $9.6 million loss on the sale of our Mortgage Solutions business in Twelve Months 2019. These decreases were partially offset by the $137.8 million impairment on the Global Preneed goodwill, $27.2 million of direct and incremental operating expenses incurred in connection with the COVID-19 pandemic and $11.8 million lower gain related to the reduction of the valuation allowance on the Company’s Patient Protection and Affordable Health Care Act of 2010 risk corridor program receivables.

Investments
We had total investments of $15.68 billion and $14.57 billion as of December 31, 2020 and 2019, respectively. Net unrealized gains on our fixed maturity securities portfolio increased $660.5 million during Twelve Months 2020, from $1.26 billion at December 31, 2019 to $1.92 billion at December 31, 2020, primarily due to spread compression, partially offset by decreases in foreign exchange rates in several countries.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2020		December 31, 2019
Aaa / Aa / A	$8,168.9	60.7%	$8,014.7	65.1%
Baa	4,624.1	34.4%	3,734.7	30.3%
Ba	548.5	4.1%	480.7	3.9%
B and lower	107.5	0.8%	92.3	0.7%
Total	$13,449.0	100.0	$12,322.4	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2020	2019
Fixed maturity securities	$481.8	$492.8
Equity securities	20.7	22.1
Commercial mortgage loans on real estate	36.8	36.6
Short-term investments	5.8	13.6
Other investments	22.9	49.2
Cash and cash equivalents	13.4	36.1
Revenue from consolidated investment entities (1)	56.3	119.2
Total investment income	637.7	769.6
Investment expenses	(25.9)	(24.5)
Expenses from consolidated investment entities (1)	(36.9)	(70.1)
Net investment income	$574.9	$675.0
(1)The following table shows the revenues net of expenses from consolidated investment entities (“CIEs”) for the periods indicated. Refer to Note 9 to the Consolidated Financial Statements included elsewhere in this Report for further detail.

	Years Ended December 31,
	2020	2019
Investment income from direct investments in:
Real estate funds (1)	$8.3	$25.1
CLO entities	8.0	17.0
Investment management fees	3.1	7.0
Net investment income from consolidated investment entities	$19.4	$49.1

(1)The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively.
Net investment income decreased $100.1 million, or 15%, to $574.9 million for Twelve Months 2020 from $675.0 million for Twelve Months 2019. The decrease was primarily driven by lower income from other investments mostly due to a decrease in income from real estate that included $18.4 million of less income from sales of real estate joint venture partnerships and $18.3 million of lower unrealized gains from increases in fair market value in each period, and a decrease in income from short term investments and cash and cash equivalents mainly due to lower cash yields and unfavorable foreign exchange. The decrease was also due to a reduction in income from fixed maturity securities due to lower yielding new money bond purchases and unfavorable foreign exchange.
As of December 31, 2020, we owned $68.0 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $59.6 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of A- without the guarantee.
For more information on our investments, see Notes 8 and 10 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
As of December 31, 2020, we had $407.2 million of holding company liquidity. COVID-19 did not materially impact our liquidity and capital resources during Twelve Months 2020. Throughout this period, we believe our liquidity remained strong. For a discussion of COVID-19 related factors that could impact our liquidity, see “Item 1A — Risk Factors —Macroeconomic, Political and Global Market Risks — The COVID-19 pandemic and measures taken in response thereto may adversely affect our business, results of operations and financial condition.”
The CARES Act, which was enacted in March 2020, includes measures to assist companies in response to the COVID-19 pandemic. These measures include the ability to carry back net operating losses to prior years taxed at higher rates and defer the due dates of certain tax payments. Pursuant to the CARES Act, we carried back net operating losses to 2013 and 2014, resulting in a refund claim of $198.4 million during Twelve Months 2020. We also deferred our first and second quarter 2020 federal estimated tax payments and payments related to the employer’s portion of social security tax in 2020. This had or will have the effect of increasing cash outlays for these taxes during the second half of 2020, 2021 and 2022. In July 2020, we received the full amount of the refund plus interest related to the net operating losses we carried back under the CARES Act, a portion of which was included in Twelve Months 2020 holding company liquidity. We continue to monitor COVID-19-related legislation on our liquidity, financial position and results of operations.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1 – Business – Regulation – U.S. Insurance Regulation” and “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best. For the year ending December 31, 2021, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $542.4 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries. In 2020, the following actions were taken by the rating agencies:
A.M. Best
•In July 2020, affirmed all financial strength ratings of our subsidiaries, as well as the rating of Assurant, Inc., each with a stable outlook.
•In October 2020, following our announcement related to exploring strategic alternatives for Global Preneed, including a potential sale of the business, placed the ratings of four of our subsidiaries under review with developing implications pending the conclusion of the process.

•In November 2020, assigned a bbb rating to our 2061 Subordinated Notes (as defined below) with a stable outlook.
Moody’s
•In November 2020, assigned a Ba1 rating to our 2061 Subordinated Notes with a stable outlook.
S&P
•In the third quarter of 2020, all ratings were affirmed with a stable outlook.
•In November 2020, following our announcement related to exploring strategic alternatives for Global Preneed, including a potential sale of the business, placed the ratings of two of our subsidiaries on credit watch with developing implications pending the conclusion of the process.
•In November 2020, assigned a BB+ to our 2061 Subordinated Notes with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business – Ratings” and “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”
Holding Company

As of December 31, 2020, we had approximately $407.2 million in holding company liquidity, $182.2 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses and MCPS dividends. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $536.0 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for or as a result of acquisitions or received from dispositions, were $821.0 million and $748.0 million for Twelve Months 2020 and Twelve Months 2019, respectively. We use these cash inflows primarily to pay expenses, to make interest payments on indebtedness, to make dividend payments to our stockholders, to fund acquisitions and to repurchase our shares.
In addition to paying expenses, making interest payments on indebtedness and making dividend payments on our preferred stock, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including without limitation, returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Twelve Months 2020 and Twelve Months 2019, we made common stock repurchases and paid dividends to our common stockholders of $454.4 million and $426.3 million, respectively.
In May 2020, we completed the sale of our 40% minority interests in Iké and terminated our obligations to purchase the remaining shares of Iké (collectively, the “Sale”). In connection with the Sale, we provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). The Iké Loan matures in May 2025, bears floating interest at a rate equal to three-month LIBOR plus 4.25% per annum payable quarterly and provides for quarterly principal amortization payments through the maturity date. The outstanding balance of the Iké Loan as of December 31, 2020 was $32.3 million.
For Twelve Months 2020, net cash outflows related to the Sale were $85.3 million, including net proceeds paid of $73.3 million and the Iké Loan of $34.0 million, less cash inflows of $22.0 million upon settling a financial derivative we had entered into in connection with our agreement to sell our interests in Iké. The financial derivative had provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report for more information.
In May 2020, we also completed our acquisition of AFAS, a provider of finance and insurance products and services including vehicle service contracts, guaranteed asset protection insurance and other ancillary products, for total consideration of $176.9 million, a portion of which was excess cash in the business that was distributed to the holding company shortly after closing and therefore excluded from dividends paid by subsidiaries. See Note 3 to the Consolidated Financial Statements included elsewhere in this Report for more information.
In October 2020, we announced that we are exploring a range of strategic alternatives for Global Preneed, including the possible sale of the business, to focus on opportunities within the broader lifestyle and housing portfolio.

In December 2020, we completed our acquisition of HYLA, a provider of smartphone software and trade-in and upgrade services, for $348.8 million, a portion of which was excess cash in the business that was distributed to the holding company shortly after closing and therefore excluded from dividends paid by subsidiaries. The Company used the net proceeds of $243.7 million from the 2061 Subordinated Notes, along with cash on hand, to finance the acquisition. See Note 3 to the Consolidated Financial Statements included elsewhere in this Report for more information.
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
Alternative asset portfolio structures are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk appetite. Scenario testing of significant liability assumptions and new business projections is also performed. Specific to COVID-19, several scenarios around impact on near term asset and liability projections, including new business, were modeled and evaluated.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $445.5 million was available as of December 31, 2020). In addition, in January 2021, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases

On January 12, 2021, the Board declared a quarterly dividend of $0.66 per common share payable on March 15, 2021 to stockholders of record as of February 22, 2021. We paid dividends of $0.66 per common share on December 21, 2020 to stockholders of record as of November 30, 2020. This represented a 5% increase to the quarterly dividend of $0.63 per common share paid on September 22, June 16, and March 16, 2020.
On January 12, 2021, the Board declared a quarterly dividend of $1.6250 per share of MCPS payable on March 15, 2021 to stockholders of record as of March 1, 2021, which will be the final dividend paid on the MCPS. We paid dividends of $1.6250 per share of MCPS on December 15, 2020 to stockholders of record as of December 1, 2020, consistent with dividends paid on September 15, June 15, and March 16, 2020. Pursuant to its terms, the MCPS will convert into shares of common stock on March 15, 2021.
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
During Twelve Months 2020, we repurchased 2,438,975 shares of our outstanding common stock at a cost of $299.8 million, exclusive of commissions. On January 12, 2021, the Board authorized a new share repurchase program for up to $600.0 million of the Company’s outstanding common stock. The new share repurchase authorization is in addition to the $186.5 million of prior authorization remaining as of December 31, 2020. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the impact of COVID-19 on our business.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common and preferred stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our MCPS. Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9398 (the “minimum conversion rate”) and 1.1277 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the Mandatory Convertible Preferred Stock.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any combination of cash and shares of our common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. We paid preferred stock dividends of $18.7 million for Twelve Months 2020 and Twelve Months 2019. For additional information regarding the MCPS, see Note 20 in the Consolidated Financial Statements included elsewhere in this Report.
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
In March 2020, we drew down $200.0 million from our Credit Facility. We repaid the loan in July 2020, at the end of the then-current interest period. While outstanding, the loan bore interest at a floating rate equal to LIBOR (three-month during the initial interest period and one-month in the second and final interest rate period) plus 1.50% per annum.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $445.5 million was available as of December 31, 2020, and $4.5 million letters of credit were outstanding.
We did not use the commercial paper program during Twelve Months 2020 or Twelve Months 2019 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2020 or 2019. Besides the aforementioned draw down, we made no borrowings using the Credit Facility during Twelve Months 2020 or Twelve Months 2019 and no loans were outstanding as of December 31, 2020 or 2019.
Covenants
The Credit Facility contains restrictive covenants including, but not limited to:
(i)Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0; and
(ii)Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) the greater of 70% of our consolidated adjusted net worth on the date of the closing of the TWG acquisition and $2.72 billion, (b) 25% of consolidated net income for each fiscal quarter (if positive) beginning with the first fiscal quarter ending after the date of the closing of the TWG acquisition and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities, received after the closing of the TWG acquisition.
In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$50.0	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.9	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.4	300.0	297.8
4.90% Senior Notes due March 2028	300.0	297.2	300.0	296.8
3.70% Senior Notes due February 2030	350.0	347.0	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.3	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.4	400.0	395.0
5.25% Subordinated Notes due January 2061	250.0	243.7	—	—
Total Debt		$2,252.9		$2,006.9
(1)Bears floating interest at a rate equal to three-month LIBOR plus 1.25%, per annum. In January 2021, we redeemed the remaining $50.0 million outstanding aggregate principal amount, plus accrued and unpaid interest to the redemption date.
(2)Bears a 7.00% annual interest rate from March 2018 to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
Recent Issuances
2061 Subordinated Notes: In November 2020, we issued subordinated notes due January 2061 with a principal amount of $250.0 million, which bear interest at an annual rate of 5.25% (the “2061 Subordinated Notes”). Interest is payable quarterly in arrears beginning in April 2021. On or after January 2026, we may redeem the 2061 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest, provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to January 2026, we may redeem the 2061 Subordinated Notes in whole but not in part, within 90 days after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2061 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event, 102% of their principal amount and (ii) with respect to a tax event or a regulatory capital event, their principal amount plus accrued and unpaid interest. See below, under 2048 Subordinated Notes (as defined below), for more information on terms applicable to both series.
We used the net proceeds of $243.7 million from the 2061 Subordinated Notes, along with cash on hand, to finance the acquisition of HYLA. For additional information on the acquisition, see Note 3 to our Consolidated Financial Statements included elsewhere in this Report.
Senior Notes
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
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:
•2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (1.50% as of December 31, 2020) and matures in March 2021 (the “2021

Senior Notes”). Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, we may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million then outstanding aggregate principal amount of the 2021 Senior Notes, plus accrued and unpaid interest to the redemption date. In January 2021, we redeemed the remaining $50.0 million outstanding aggregate principal amount of the 2021 Senior Notes, plus accrued and unpaid interest to the redemption date.
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
In February 2004, we issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, we completed a cash tender offer of $100.0 million each in aggregate principal amount of such senior notes. A loss on extinguishment of debt of $31.4 million was reported for the year ended December 31, 2019.
Other Subordinated Notes
2048 Subordinated Notes: In March 2018, we issued fixed-to-floating rate subordinated notes due March 2048 with a principal amount of $400.0 million (the “2048 Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The 2048 Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, we may redeem the 2048 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest, provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, we may redeem the 2048 Subordinated Notes in whole but not in part, within 90 days after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2048 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event 102% of their principal amount and (ii) with respect to a tax event or a regulatory capital event, their principal amount plus accrued and unpaid interest.

In addition, so long as no event of default with respect to the 2048 Subordinated Notes and 2061 Subordinated Notes (together, the “Subordinated Notes”) has occurred and is continuing, we have the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the global note representing the Subordinated Notes. During a deferral period, interest will continue to accrue on the Subordinated Notes at the then-applicable interest rate. At any time when we have given notice of our election to defer interest payments on the Subordinated Notes, we generally may not make payments on or redeem or purchase any shares of our capital stock or any of our debt securities or guarantees that rank upon our liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Retirement and Other Employee Benefits
We have sponsored an Assurant Pension Plan and various non-qualified pension plans (including an Executive Pension Plan), along with Retirement Health Benefits covering our employees who meet specified eligibility requirements. Benefit accruals for the Assurant Pension Plan, the various non-qualified pension plans and the Retirement Health Benefits were frozen in March 2016. In February 2020, we amended the Retirement Health Benefits to terminate such plan benefits to retirees effective December 31, 2024. The reported amounts associated with these plans requires an extensive use of assumptions, which include, but are not limited to, the discount rate and expected return on plan assets. We determine these assumptions based upon currently available market and industry data, and historical performance of the plan and its assets. The actuarial assumptions used in the calculation of our aggregate projected benefit obligation vary and include an expectation of long-term appreciation in equity markets, which is not changed by minor short-term market fluctuations, but does change when large prolonged interim deviations occur. The assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.
During 2020, there were no contributions to the Assurant Pension Plan. Due to the Plan’s current overfunded status, no contributions are expected to be made to the Assurant Pension Plan in 2021. See Note 24 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,342.0	$1,413.4
Investing activities	(735.2)	(619.8)
Financing activities	(264.8)	(179.2)
Effect of exchange rate changes on cash and cash equivalents	19.5	(1.3)
Net change in cash	$361.5	$613.1

Cash Flows for the Years Ended December 31, 2020 and 2019
Operating Activities
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
Net cash provided by operating activities was $1.34 billion and $1.41 billion for Twelve Months 2020 and Twelve Months 2019, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle business. The primary factors contributing to the decrease included the absence of a prior year receipt of prepaid premiums in Japan given subsequent changes in payment terms under the program and the timing of cumulative payments to a vendor related to a program initiated in 2019 for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties. These decreases were partially offset by receipt of a $204.9 million tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the CARES Act and higher collections of premium receivable balances mostly due to timing.
Investing Activities
Net cash used in investing activities was $735.2 million and $619.8 million for Twelve Months 2020 and Twelve Months 2019, respectively. The increase in net cash used in investing activities was primarily due to $458.6 million of cash used for acquisitions, net of $135.5 million of cash acquired, partially offset by the timing of net purchases of securities in connection with CLO structures launched in 2019. For additional information, see Notes 3 and 9 to the Consolidated Financial Statements included elsewhere in this Report. The remaining changes were due to the ongoing management of our investment portfolio.
Financing Activities
Net cash used in financing activities was $264.8 million and $179.2 million for Twelve Months 2020 and Twelve Months 2019, respectively. The increase in net cash used in financing activities was primarily due to $268.4 million of lower cash from our CIEs provided, net of repayments of borrowings to short-term warehouse facilities, primarily related to the timing of CLO structures launched in 2019. Also contributing was an increase in the repurchase of the Company’s outstanding common stock for Twelve Months 2020. These were partially offset by the issuance of the 2061 Subordinated Notes, net of issuance costs, of $243.7 million in Twelve Months 2020 and a $31.4 million loss on extinguishment of debt in connection with the tender offer of $100 million of our 6.75% notes due 2034 recorded in Twelve Months 2019. For additional information, see Notes 9 and 19, respectively, to the Consolidated Financial Statements included elsewhere in this Report.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Income taxes paid	$98.5	$93.1
Interest paid on debt	103.6	103.2
Common stock dividends	154.6	151.3
Preferred stock dividends	18.7	18.7
Total	$375.4	$366.3

Commitments and Contingencies
We have obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2020:

	As of December 31, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$9,003.0	$1,184.0	$759.7	$708.3	$6,351.0
Debt and related interest	4,109.2	164.3	867.7	174.7	2,902.5
Operating leases	88.9	23.0	30.2	16.2	19.5
Pension obligations and postretirement benefits	551.8	58.8	126.1	110.2	256.7
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	7.0	7.0	—	—	—
Capital contributions to non-consolidated VIEs	50.4	50.4	—	—	—
Liability for unrecognized tax benefits	17.9	—	14.2	—	3.7
Total obligations and commitments	$13,828.2	$1,487.5	$1,797.9	$1,009.4	$9,533.4
(1)Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $4.80 billion which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 18 to the Consolidated Financial Statements included elsewhere in this Report. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.

Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.6 million and $12.1 million of letters of credit outstanding as of December 31, 2020 and 2019, respectively.
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
Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in investment yields and changes in spreads due to credit risks and other factors, including the impact of the COVID-19 pandemic.
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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
December 31, 2020
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$14,365.1	$13,818.4	$13,449.0	$12,831.7	$12,383.5
% change in market value from base case	6.81%	2.75%	—%	(4.59)%	(7.92)%
$ change in market value from base case	$916.1	$369.4	$—	$(617.3)	$(1,065.5)

December 31, 2019
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$13,279.2	$12,785.7	$12,322.4	$11,888.9	$11,478.5
% change in market value from base case	7.76%	3.76%	—%	(3.52)%	(6.85)%
$ change in market value from base case	$956.8	$463.3	$—	$(433.5)	$(843.9)

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
The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
December 31, 2020
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield*	4.17%	4.24%	4.31%	4.38%	4.45%
% change in portfolio yield	(0.14)%	(0.07)%	—%	0.07%	0.14%

December 31, 2019
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield*	4.34%	4.41%	4.47%	4.53%	4.60%
% change in portfolio yield	(0.13)%	(0.06)%	—%	0.06%	0.13%
* Includes investment income from real estate joint venture partnerships.
Credit Risk
We have exposure to credit risk primarily from customers, as a holder of fixed maturity securities and by entering into reinsurance cessions.
Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+, 0.38% for issuers rated BB- to BB+ and 0.25% for issuers rated B and below. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. For our portfolio limits, we use credit ratings from Moody’s, S&P, Fitch Ratings, Inc. and DBRS, Inc. (collectively, the “NRSROs”) to determine an issuer’s rating. When three or more credit ratings are available for an issuer, the second lowest rating will be used. When two or fewer credit ratings are available for an issuer, the lower rating will be used.

The following table presents our fixed maturity securities investment portfolio by ratings of the NRSROs as of the dates indicated:

	December 31, 2020		December 31, 2019
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$8,168.9	61%	$8,014.7	65%
Baa	4,624.1	34%	3,734.7	30%
Ba	548.5	4%	480.7	4%
B and lower	107.5	1%	92.3	1%
Total	$13,449.0	100%	$12,322.4	100%

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
We had $9.84 billion and $9.59 billion of reinsurance recoverables as of December 31, 2020 and 2019, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $520.4 million, $499.6 million and $2.55 billion as of December 31, 2020 and $606.1 million, $511.2 million and $2.49 billion as of December 31, 2019, relating to coinsurance arrangements with Sun Life, Talcott Resolution (formerly owned by The Hartford) and John Hancock, respectively, related to sales of businesses that are backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, Sun Life, Talcott Resolution and John Hancock, as applicable, will be required to put more assets in the trusts. We may be dependent on the financial condition of Sun Life, Talcott Resolution and John Hancock, whose A.M. Best financial strength ratings are currently A+, B++ and A+, respectively. A.M. Best currently maintains a stable outlook on each of their financial strength ratings. As of December 31, 2020 and 2019, we had $845.2 million of reinsurance recoverables from ERAC that are not protected by the risk mitigation mechanisms discussed above. A.M. Best withdrew its rating for ERAC in March 2019. General Electric Company (“GE”), the ultimate parent of ERAC, has a capital maintenance agreement in place to maintain ERAC’s RBC ratios at an acceptable regulatory level, which has been maintained in recent years through capital infusions into ERAC. For ERAC and other reinsurance recoverables that are not protected by the risk mitigation mechanisms referenced above, we are dependent on the creditworthiness of the reinsurer. See “Item 1A – Risk Factors – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers”, “Item 1A – Risk Factors – Financial Risks – Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent” and Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
Inflation Risk
Inflation risk arises as we invest in assets that are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. Approximately 3% of Assurant preneed insurance policies, with reserves of $208.1 million and $217.5 million, as of December 31, 2020 and 2019, respectively, have death benefits that are guaranteed to grow with the CPI. In times of rapidly rising inflation, the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets, resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing derivative contracts with payments tied to the CPI. See “ – Derivatives.”
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British Pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian Dollar were approximately 3% and 5% of our total invested assets at December 31, 2020 and 2019, respectively.
Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currencies. We also have entered into forward contracts to hedge certain exposures denominated in the Euro, British Pound and Mexican Peso.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian Dollars, whose balance was $2.29 billion and $2.08 billion of the total market value as of December 31, 2020 and 2019, respectively, on our entire fixed maturity securities portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities
December 31, 2020

Foreign exchange spot rate at December 31, 2020, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$13,220.0	$13,334.5	$13,449.0	$13,563.5	$13,678.0
% change of market value from base case	(1.70)%	(0.85)%	—%	0.85%	1.70%
$ change of market value from base case	$(229.0)	$(114.5)	$—	$114.5	$229.0

December 31, 2019

Foreign exchange spot rate at December 31, 2019, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$12,114.0	$12,218.2	$12,322.4	$12,426.6	$12,530.8
% change of market value from base case	(1.69)%	(0.85)%	—%	0.85%	1.69%
$ change of market value from base case	$(208.4)	$(104.2)	$—	$104.2	$208.4

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

Foreign Exchange Movement Analysis of Net Income
Year Ended December 31, 2020
Foreign exchange daily average rate for the year ended December 31, 2020, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net Income	$439.7	$441.2	$442.7	$444.2	$445.7
% change of net income from base case	(0.68)%	(0.34)%	—%	0.34%	0.68%
$ change of net income from base case	$(3.0)	$(1.5)	$—	$1.5	$3.0

Year Ended December 31, 2019
Foreign exchange daily average rate for the year ended December 31, 2019, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income	$384.7	$385.8	$386.8	$387.8	$388.9
% change of net income from base case	(0.54)%	(0.26)%	—%	0.26%	0.54%
$ change of net income from base case	$(2.1)	$(1.0)	$—	$1.0	$2.1

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2020. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2020, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2020, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 regarding directors in our upcoming 2021 Proxy Statement (the “2021 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors” is incorporated herein by reference. The information required under this Item 10 regarding executive officers in the 2021 Proxy Statement under the caption “Executive Officers” is incorporated herein by reference. The information required under this Item 10 regarding compliance with Section 16(a) of the Exchange Act under the caption “Delinquent Section 16(a) Reports”, if included in the 2021 Proxy Statement, is incorporated herein by reference. The information required under this Item 10 regarding our Code of Business Conduct and Ethics in the 2021 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics” is incorporated herein by reference. The information required under this Item 10 regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2021 Proxy Statement under the captions “Corporate Governance – Board and Committee Composition, Leadership and Refreshment”, “Corporate Governance – Director Nomination, Qualifications and Succession Planning” and “Corporate Governance – Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation
The information required under this Item 11 in the 2021 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” is incorporated herein by reference. The information required under this Item 11 in the 2021 Proxy Statement regarding the Compensation Committee under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 in the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 in the 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required under this Item 14 in the 2021 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Assurant, Inc. are attached hereto:

(a)(2) Consolidated Financial Statement Schedules

The following Consolidated Financial Statement Schedules of Assurant, Inc. are attached hereto:

*All other financial statement schedules are omitted because they are not applicable or not required or the information is included in the Consolidated Financial Statements or the notes thereto.

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

2.2
Amended and Restated Agreement and Plan of Merger, dated as of January 8, 2018, by and among Assurant, Inc., TWG Holdings Limited, TWG Re, Ltd., Arbor Merger Sub, Inc. and Spartan Merger Sub, Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed on January 9, 2018).

2.3
Letter Agreement, dated as of May 31, 2018, by and among Assurant, Inc., TWG Holdings Limited, TWG Re, Ltd and Spartan Merger Sub, Ltd. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, originally filed on May 31, 2018).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on November 13, 2020).
3.3
Certificate of Designations of 6.50% Series D Mandatory Convertible Preferred Stock, filed with the Secretary of State of Delaware on March 12, 2018 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on March 12, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A and amendments thereto, originally filed on January 13, 2004).
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

4.5
Subordinated Indenture, dated as of March 27, 2018, between Assurant, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed on March 27, 2018).

4.6	Description of the Registrant’s Securities.
4.7	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.
10.1
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-K, originally filed on February 20, 2013). *

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-K, originally filed on February 20, 2013). *

10.3
Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K, originally filed on February 23, 2012). *

10.4
Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated July 18, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 2, 2016). *

10.5
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, under the Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-8, originally filed on May 12, 2017). *

10.6	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017). *
10.7	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 8, 2019). *
10.8
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.9
Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *

10.10
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.11
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.12
Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *

10.13
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.14
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2011). *

10.15
Amendment No. 3 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.16
Assurant Executive Pension Plan, amended and restated, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.17
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.18
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.19
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.20
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.21
Assurant Executive 401(k) Plan, amended and restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on April 29, 2014). *

10.22
Amendment No. 1 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2017).*

10.23
Amendment No. 2 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2018). *

10.24
Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 2, 2016). *

10.25	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *
10.26
Amended and Restated Credit Agreement, dated as of December 15, 2017, among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on December 21, 2017).

10.27
Amendment No. 1, dated as of January 29, 2018, to Amended and Restated Credit Agreement among Assurant, Inc., as borrower, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K originally filed on January 30, 2018).

10.28
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 7, 2018). *

10.29
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 7, 2020 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on July 2, 2020). *

10.30
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.31
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.32
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.33
Separation Agreement, dated as of July 16, 2020, by and between Assurant, Inc. and Robyn Price Stonehill (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on November 5, 2020).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2021.

ASSURANT, INC.

By:	/S/ ALAN B. COLBERG
Name:	Alan B. Colberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 19, 2021.

Signature	Title
/S/ ALAN B. COLBERG	President, Chief Executive Officer and Director (Principal Executive Officer)
Alan B. Colberg

/S/ RICHARD S. DZIADZIO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard S. Dziadzio

/S/ DIMITRY DIRIENZO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dimitry DiRienzo

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Paget L. Alves

*	Director
J. Braxton Carter

*	Director
Juan N. Cento

*	Director
Harriet Edelman

*	Director
Lawrence V. Jackson

*	Director
Jean-Paul L. Montupet

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Claims and Benefits Payable Reserves for Short Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2020, the Company’s total liability for claims and benefits payable was $2.66 billion, which included $1.88 billion of liabilities for short duration contracts. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
The principal considerations for our determination that performing procedures relating to the valuation of claims and benefits payable reserves for short duration insurance contracts is a critical audit matter are (i) the significant judgment by management when determining their estimates, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the actuarial methods and projected loss development factors and expected loss ratio assumptions; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of claims and benefits payable reserves for short duration insurance contracts, including controls over the selection of actuarial methods, completeness and accuracy of claims data and the development of the significant assumptions. On a test basis, these procedures also included, among others, testing the completeness and accuracy of historical claims data provided by management and the involvement of professionals with specialized skill and knowledge to assist in either (i) testing management’s process for determining the estimates by evaluating the appropriateness of management’s actuarial methods and the reasonableness of projected loss development factors and expected loss ratio assumptions; or (ii) developing an actuarially determined independent estimate utilizing actual historical data and loss development patterns, as well as industry data and other benchmarks, and comparing this independent estimate to management’s actuarially determined reserves.
Valuation of Future Policy Benefits and Claims and Benefits Payable for Certain Long Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains future policy benefits and expense reserves for universal life insurance policies, variable life insurance policies and investment-type annuity contracts of the disposed and runoff businesses consisting of policy account balances before applicable surrender charges and certain deferred policy initiation fees. The Company maintains future policy benefits and expense reserves for certain preneed life insurance contracts, for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered which are equal to the present value of future benefits to policyholders plus related expenses less the present value of future net premiums. The Company also maintains claims and benefits payable for policies fully covered by reinsurance and certain life, annuity, group life conversion, and medical insurance policies no longer offered which are equal to the present value of future benefit payments and related expenses. As of December 31, 2020, the Company’s total future policy benefits and expenses reserve was $10.06 billion, which included $3.48 billion of liabilities for business disposed through reinsurance and in runoff and $2.18 billion of liabilities for preneed long duration contracts estimated using traditional contracts reserving models. As of December 31, 2020, the Company’s total liability for claims and benefits payable was $2.66 billion, which included $742.5 million of liabilities for long duration business disposed through reinsurance and in runoff. Factors used in the calculation of the reserves include experience derived from historical claim payments, expected future premiums and actuarial assumptions. The reserve assumptions include mortality, morbidity, inflation, lapse, margin, withdrawal and discount rates for future policy benefits and expense reserves, and inflation, mortality, morbidity, and discount rates for claims and benefits payable that are based on the Company’s experience.

The principal considerations for our determination that performing procedures relating to the valuation of future policy benefits and expenses and claims and benefits payable for certain long duration insurance contracts is a critical audit matter are (i) the significant judgment by management when determining their estimates, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the actuarial methods and mortality, morbidity, and discount rate assumptions; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of future policy benefits and expenses, as well as claims and benefits payable for certain long duration contracts, including controls over the selection of actuarial methods, completeness and accuracy of data and the development of significant assumptions. On a test basis, these procedures also included, among others, testing management’s process for determining the estimates, which included testing the completeness and accuracy of historical claims data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s mortality, morbidity and discount rate assumptions for future policy benefits and expenses and claims and benefits payable. These professionals with specialized skill and knowledge also assisted in evaluating the appropriateness of the actuarial methods used, which included performing testing of the valuation models for future policy benefits and expense reserves.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2021

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2020 and 2019

	December 31,
	2020	2019
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $1.5 at December 31, 2020; amortized cost – $11,532.4 and $11,064.8 at December 31, 2020 and 2019, respectively)	$13,449.0	$12,322.4
Equity securities at fair value	404.1	388.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $7.7 and $0.6 at December 31, 2020 and 2019, respectively)	754.3	815.0
Short-term investments	333.2	402.5
Other investments (net of allowances for credit losses of $1.4 at December 31, 2020)	738.8	638.9
Total investments	15,679.4	14,567.3
Cash and cash equivalents	2,228.6	1,867.1
Premiums and accounts receivable (net of allowances for credit losses of $13.8 and $15.3 at December 31, 2020 and 2019, respectively)	1,556.4	1,692.8
Reinsurance recoverables (net of allowances for credit losses of $26.3 and $2.8 at December 31, 2020 and 2019, respectively)	9,839.9	9,593.4
Accrued investment income	129.7	131.1
Deferred acquisition costs	7,573.5	6,668.0
Property and equipment, net	493.3	433.7
Goodwill	2,589.3	2,343.4
Value of business acquired	1,156.5	2,004.3
Other intangible assets, net	696.2	540.2
Other assets (net of allowances for credit losses of $1.8 and $1.7 at December 31, 2020 and 2019, respectively)	518.8	590.1
Assets held in separate accounts	2,188.3	1,839.7
Assets of consolidated investment entities (1)	—	2,020.1
Total assets	$44,649.9	$44,291.2
Liabilities
Future policy benefits and expenses	$10,062.0	$9,807.3
Unearned premiums	17,308.0	16,603.6
Claims and benefits payable	2,659.5	2,687.7
Commissions payable	708.5	540.5
Reinsurance balances payable	362.4	358.5
Funds held under reinsurance	358.6	319.4
Accounts payable and other liabilities	2,794.9	2,758.5
Debt	2,252.9	2,006.9
Liabilities related to separate accounts	2,188.3	1,839.7
Liabilities of consolidated investment entities (1)	—	1,687.0
Total liabilities	38,695.1	38,609.1
Commitments and contingencies (Note 27)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 62,967,808 and 161,607,866 shares issued and 57,967,808 and 59,945,893 shares outstanding at December 31, 2020 and 2019, respectively	0.6	1.6
Additional paid-in capital	1,956.8	4,537.7
Retained earnings	3,548.7	5,966.4
Accumulated other comprehensive income	709.8	411.5
Treasury stock, at cost; 5,000,000 and 101,661,973 shares at December 31, 2020 and 2019, respectively (2)	(267.4)	(5,267.3)
Total Assurant, Inc. stockholders’ equity	5,951.4	5,652.8
Non-controlling interest	3.4	29.3
Total equity	5,954.8	5,682.1
Total liabilities and equity	$44,649.9	$44,291.2

(1)The following table presents information on assets and liabilities related to consolidated investment entities as of December 31, 2019. During the third quarter of 2020, the Company sold its collateralized loan obligation asset management platform and outsourced its real estate asset management, which resulted in the deconsolidation of the consolidated investment entities. Refer to Notes 4 and 9 for additional information.

December 31, 2019

Assets
Cash and cash equivalents	$32.9
Investments, at fair value	1,957.9
Other receivables	29.3
Total assets	$2,020.1
Liabilities
Collateralized loan obligation notes, at fair value	$1,603.1
Other liabilities	83.9
Total liabilities	$1,687.0

(2)During the fourth quarter of 2020, the Company retired $5.30 billion of its treasury stock. Refer to Note 2 for additional information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$8,342.7	$8,020.0	$6,156.9
Fees and other income	1,182.7	1,311.2	1,308.1
Net investment income	574.9	675.0	598.4
Net realized (losses) gains on investments (including $20.3, $2.6 and $0.6 of impairment losses for the years ended December 31, 2020, 2019 and 2018, respectively)	(16.2)	66.3	(62.7)
Amortization of deferred gains on disposal of businesses	10.7	14.3	56.9
Total revenues	10,094.8	10,086.8	8,057.6
Benefits, losses and expenses
Policyholder benefits	2,549.3	2,654.7	2,342.6
Amortization of deferred acquisition costs and value of business acquired	3,672.0	3,322.1	2,300.8
Underwriting, general and administrative expenses	3,110.0	3,250.5	2,980.4
Goodwill impairment (Note 15)	137.8	—	—
Iké net losses (Note 4)	5.9	163.0	—
Interest expense	104.5	110.6	100.3
Loss on extinguishment of debt	—	31.4	—
Total benefits, losses and expenses	9,579.5	9,532.3	7,724.1
Income before provision for income taxes	515.3	554.5	333.5
Provision for income taxes	72.6	167.7	80.9
Net income	442.7	386.8	252.6
Less: Net income attributable to non-controlling interest	(0.9)	(4.2)	(1.6)
Net income attributable to stockholders	441.8	382.6	251.0
Less: Preferred stock dividends	(18.7)	(18.7)	(14.2)
Net income attributable to common stockholders	$423.1	$363.9	$236.8
Earnings Per Common Share
Basic	$7.04	$5.87	$4.00
Diluted	$6.99	$5.84	$3.98
Share Data
Weighted average common shares outstanding used in basic per common share calculations	60,114,670	61,942,969	59,239,608
Plus: Dilutive securities	3,065,268	370,499	305,916
Weighted average common shares used in diluted per common share calculations	63,179,938	62,313,468	59,545,524

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
		(in millions)
Net income	$442.7	$386.8	$252.6
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(63.5), $(153.1) and $93.7 for the years ended December 31, 2020, 2019 and 2018, respectively	223.8	555.5	(342.3)
Change in unrealized gains on derivative transactions, net of taxes of $0.6, $0.4 and $(4.9) for the years ended December 31, 2020, 2019 and 2018, respectively	(2.4)	(1.3)	18.4
Change in credit related impairment losses, net of taxes of $(0.3) for the year ended December 31, 2020.	1.2	—	—
Change in non-credit related impairment losses, net of taxes of $(0.2), $(0.1) and $1.8 for the years ended December 31, 2020, 2019 and 2018, respectively	0.6	0.4	(6.7)
Change in foreign currency translation, net of taxes of $3.8, $(1.1) and $2.6 for the years ended December 31, 2020, 2019 and 2018, respectively	63.3	16.7	(94.2)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(3.2), $1.1 and $3.4 for the years ended December 31, 2020, 2019 and 2018, respectively (1)	11.8	(4.4)	(12.7)
Total other comprehensive income (loss)	298.3	566.9	(437.5)
Total comprehensive income (loss)	741.0	953.7	(184.9)
Less: Comprehensive income attributable to non-controlling interest	(0.9)	(4.2)	(1.6)
Total comprehensive income (loss) attributable to common stockholders	$740.1	$949.5	$(186.5)

(1)Change in year ended December 31, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits Plan. Refer to Note 24 for further information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
	(in millions, except per share amounts)
Balance, January 1, 2018	$—	$1.5	$3,197.9	$5,697.3	$234.0	$(4,860.1)	$10.9	$4,281.5
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(40.6)	48.1	—	—	7.5
Stock plan exercises	—	—	7.2	—	—	—	—	7.2
Stock plan compensation expense	—	—	57.1	—	—	—	—	57.1
Common stock dividends ($2.28 per share)	—	—	—	(133.8)	—	—	—	(133.8)
Acquisition of common stock	—	—	(15.5)	—	—	(132.3)	—	(147.8)
Net income	—	—	—	251.0	—	—	1.6	252.6
Issuance of preferred stock	2.9	—	273.5	—	—	—	—	276.4
Issuance of common stock	—	0.1	975.4	—	—	—	—	975.5
Preferred stock dividends ($4.93 per share)	—	—	—	(14.2)	—	—	—	(14.2)
Change in equity of non-controlling interests	—	—	—	—	—	—	9.4	9.4
Other comprehensive loss	—	—	—	—	(437.5)	—	—	(437.5)
Balance, December 31, 2018	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	7.1	—	—	—	—	7.1
Stock plan compensation expense	—	—	55.9	—	—	—	—	55.9
Common stock dividends ($2.43 per share)	—	—	—	(151.4)	—	—	—	(151.4)
Acquisition of common stock	—	—	(20.9)	—	—	(274.9)	—	(295.8)
Net income	—	—	—	382.6	—	—	4.2	386.8
Preferred stock dividends ($6.52 per share)	—	—	—	(18.7)	—	—	—	(18.7)
Change in equity of non-controlling interest	—	—	—	(5.8)	—	—	3.2	(2.6)
Other comprehensive income	—	—	—	—	566.9	—	—	566.9
Balance, December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (2)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan exercises	—	—	8.6	—	—	—	—	8.6
Stock plan compensation expense	—	—	57.9	—	—	—	—	57.9
Common stock dividends ($2.55 per share)	—	—	—	(154.6)	—	—	—	(154.6)
Acquisition of common stock	—	—	(20.3)	—	—	(299.8)	—	(320.1)
Retirement of treasury stock (Note 2)	—	(1.0)	(2,626.4)	(2,672.3)	—	5,299.7	—	—
Net income	—	—	—	441.8	—	—	0.9	442.7
Preferred stock dividends ($6.50 per share)	—	—	—	(18.7)	—	—	—	(18.7)
Change in equity of non-controlling interest	—	—	—	6.5	—	—	(25.2)	(18.7)
Acquisition of non-controlling interests	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	298.3	—	—	298.3

Balance, December 31, 2020	$2.9	$0.6	$1,956.8	$3,548.7	$709.8	$(267.4)	$3.4	$5,954.8
(1)Amounts relate to: (i) the requirement to recognize the changes in fair value of equity securities directly within income (resulting in a reclassification of unrealized gains as of December 31, 2017 between accumulated other comprehensive income (“AOCI”) and retained earnings); (ii) the impact of adoption of the new revenue recognition standard for revenues from service contracts and sales of products; and (iii) the reclassification from AOCI to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.
(2)Amount relates to the adoption of a new accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020. See Notes 2 and 5 for additional information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Operating activities
Net income attributable to stockholders	$441.8	$382.6	$251.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense	191.6	89.5	21.4
Amortization of deferred gains on disposal of businesses	(10.7)	(14.3)	(56.9)
Depreciation and amortization	144.3	125.8	126.9
Net realized losses (gains) on investments, including impairment losses	16.2	(66.3)	62.7
Loss on extinguishment of debt	—	31.4	—
Net losses on sales of businesses and buildings	—	17.0	21.9
Stock based compensation expense	57.9	55.9	57.1
Other intangible asset impairment	2.7	16.2	20.8
Goodwill impairment	137.8	—	—
Iké related charges, net of derivative gains (1)	1.7	163.0	—
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	988.1	1,680.5	549.6
Change in premiums and accounts receivable	186.1	(63.7)	(220.2)
Change in commissions payable	169.3	102.3	(10.7)
Change in reinsurance recoverable	(233.3)	(396.9)	609.0
Change in reinsurance balance payable	3.5	24.8	3.8
Change in funds withheld under reinsurance	37.9	44.6	(104.7)
Change in deferred acquisition costs and value of business acquired (2)	(546.8)	(889.4)	(602.4)
Change in taxes receivable (3)	24.3	26.6	137.3
Change in other assets and other liabilities	(257.0)	100.1	(209.9)
Other	(13.4)	(16.3)	—
Net cash provided by operating activities	1,342.0	1,413.4	656.7
Investing activities
Sales of:
Fixed maturity securities available for sale	627.6	2,105.8	3,513.8
Equity securities	44.0	118.1	66.7
Other invested assets	113.1	128.9	90.6
Subsidiaries, net of cash transferred (4)	—	—	60.6
Iké foreign currency hedge (1)	22.0	—	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	1,047.0	713.8	820.8
Commercial mortgage loans on real estate	64.0	65.5	120.6
Purchases of:
Fixed maturity securities available for sale	(2,080.2)	(2,960.6)	(4,373.6)
Equity securities	(50.5)	(87.1)	(62.4)
Commercial mortgage loans on real estate	(8.5)	(117.3)	(215.4)
Other invested assets (5)	(102.4)	(76.5)	(54.8)
Property and equipment and other	(121.2)	(110.3)	(82.8)
Subsidiary, net of cash transferred (6)	(458.6)	(7.6)	(1,110.7)
Net cash outflow related to sale of interests in Iké and termination of put/call obligations (1)	(73.3)	—	—
Consolidated investment entities (Note 9):
Purchases of investments	(353.1)	(1,311.0)	(1,774.8)
Sale of investments	550.2	935.1	848.5
Change in short-term investments	41.7	(24.4)	(52.2)
Other	3.0	7.8	2.6
Net cash used in investing activities	(735.2)	(619.8)	(2,202.5)
Financing activities
Issuance of mandatory convertible preferred stock, net of issuance costs (Note 20)	—	—	276.4
Issuance of debt, net of issuance costs (Note 19)	243.7	346.7	1,285.7
Repayment of debt, including tender offer premium (Note 19)	—	(379.6)	(350.0)
Issuance of collateralized loan obligation notes (Note 9)	—	398.6	842.5
Issuance of debt for consolidated investment entities (Note 9)	—	189.1	637.3
Repayment of debt for consolidated investment entities (Note 9)	(1.2)	(319.3)	(591.6)
Borrowing under secured revolving credit facility	200.0	—	—
Payments on secured revolving credit facility	(200.0)	—	—
Acquisition of common stock	(297.0)	(271.8)	(139.3)
Common stock dividends paid	(154.6)	(151.3)	(133.8)
Preferred stock dividends paid	(18.7)	(18.7)	(14.2)
Employee stock purchases and withholdings	(10.3)	19.7	15.7
Proceeds from transfer of rights to ACA recoverables (Note 4)	—	26.7	—
Proceeds repaid on transfer of rights to ACA recoverable	(26.7)	—	—
Non-controlling interest	—	—	9.2
Other (7)	—	(19.3)	0.1
Net cash (used in) provided by financing activities	(264.8)	(179.2)	1,838.0
Effect of exchange rate changes on cash and cash equivalents	19.5	(1.3)	(35.0)
Change in cash and cash equivalents	361.5	613.1	257.2
Cash and cash equivalents at beginning of period	1,867.1	1,254.0	996.8
Cash and cash equivalents at end of period	$2,228.6	$1,867.1	$1,254.0
Supplemental information:
Income taxes paid	$98.5	$93.1	$93.9
Interest paid on debt	$103.6	$103.2	$79.5
(1)Relates to Iké disposition and related financing. Refer to Note 4 for additional information.
(2)Refer to Notes 13 and 16 for further detail on amortization of DAC and VOBA, respectively.
(3)The year ended December 31, 2020 includes receipt of $204.9 million federal tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the CARES Act. Refer to Note 12 for additional information.
(4)The year ended December 31, 2018 represents cash received, net of cash transferred, from the sale of Mortgage Solutions ($36.7 million) and Time Insurance Company ($23.9 million). For additional information, refer to Note 4.
(5)The year ended December 31, 2020 includes loan to Iké Grupo. Refer to Note 4 for additional information.
(6)Amounts for the year ended December 31, 2020 primarily consists of $135.8 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc,. net of $39.6 million of cash acquired, $276.8 million in cash consideration for the acquisition of HYLA, Inc., net of $72.0 million of cash acquired, and $46.0 million in total cash consideration, net of $23.9 million of cash acquired for four business acquisitions within the Global Lifestyle business. Refer to Note 3 for additional information. Amounts for the year ended December 31, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase price of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the acquisition date, net of $380.1 million of TWG cash acquired. Refer to Note 3 for further information.
(7)Amounts for the year ended December 31, 2019 relates to the settlement of a contingent payable from the Company’s acquisition of certain renewal rights in a prior year.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. The Company partners with leading brands to develop innovative products and services and to deliver enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through three operating segments: Global Lifestyle, Global Housing and Global Preneed. Through its Global Lifestyle segment, the Company provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit protection and other insurance products (referred to as “Global Financial Services and Other”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). Through its Global Preneed segment, the Company provides pre-funded funeral insurance, final need insurance and related services.
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ.”

2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been reclassified to conform to the 2020 presentation. The Consolidated Financial Statements include the results of our acquisition of TWG Holdings Limited and its subsidiaries (“TWG”) from June 1, 2018.
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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts. The items affected by the use of estimates include but are not limited to, investments, reinsurance recoverables, premium and accounts receivables, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred income taxes and associated valuation allowances, goodwill, intangible assets, future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes all amounts reported are reasonable and adequate.
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
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities have been subject to remeasurement since July 1, 2018. For the years ended December 31, 2020, 2019 and 2018, the remeasurement resulted in $7.5 million, $18.4 million and $17.2 million, respectively, of net pre-tax losses which the Company classified within underwriting, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be VIEs. Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company holds both consolidated and non-consolidated VIEs. Prior to the deconsolidation in the third quarter of 2020, the consolidated collateralized loan obligation (“CLO”) entities met the definition of a collateralized financing entity. See Note 9 for additional information. Financial information from certain consolidated VIEs are reported on a lag including CLOs and real estate funds that were reported on a three-month lag prior to the deconsolidation.
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
Effective January 1, 2020, the Company adopted certain changes to the accounting and reporting for impairments involving available for sale securities, including presentation of credit-related impairments as an allowance rather than as an other-than-temporary impairment, eliminating duration of unrealized losses as a consideration when assessing recognition of an impairment, recognition of credit impairments upon purchase of securities as applicable, and requiring reversals of previously recognized credit-related impairments when applicable.
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
Equity securities that have readily determinable fair values are measured at fair value with changes in fair value recognized in net realized gains (losses) on investments on the Company’s consolidated statements of operations. The Company has certain equity investments that do not have readily determinable fair values and the Company has elected the measurement alternative to carry such investments at cost, less impairment and to mark to fair value when observable prices in identical or similar investments from the same issuer occur.
Equity securities accounted for under the measurement alternative are impaired if a qualitative assessment based upon several indicators such as earnings performance, offers to sell or purchase, ability to continue as a going concern and macroeconomic factors indicates the equity investment is impaired and the fair value of the investment is less than its carrying value. If a qualitative assessment indicates impairment a quantitative analysis which uses probability weighted potential outcomes is performed to determine the amount of the impairment to be recognized that result in a fair value measurement.
Commercial mortgage loans on real estate are reported at unpaid principal balances, adjusted for amortization of premium or discount, less any allowance for credit losses. The allowance for the Company’s commercial mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, utilizing a probability-of-default and loss given default methodologies, which incorporate various probability weighted economic scenarios. The probability of default is estimated using macroeconomic factors as well as individual loan characteristics, including loan-to-value (“LTV”) and debt service coverage ratios (“DSC”), loan term, collateral type, geography and underlying credit. The loss given default is driven primarily by the type and value of underlying collateral, and to a lesser extent by expected liquidation costs and time to recovery. Each loan is analyzed individually based on loan-specific data elements to estimate the expected loss and then aggregated.
The Company places loans on nonaccrual status after 90 days of delinquent payments (unless the loans are secured and in the process of collection). A loan may be placed on nonaccrual status before this time if information is available that suggests collection is unlikely. The Company charges off loan and accrued interest balances that are deemed uncollectible. Charge offs are recorded to net income in the period deemed uncollectible. Refer to Note 5 for further details on the allowance for credit losses on commercial mortgage loans.
Prior to January 1, 2020, the allowance for loan loss was based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience, loan groupings that have probable and estimable losses and individually impaired loan loss analysis. A loan was considered individually impaired when it became probable that the Company would be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Indicative factors of impairment included, but were not limited to, whether the loan was current, the value of the collateral and the financial position of the borrower. If a loan was individually impaired, the Company used one of the following valuation methods based on the individual loan’s facts and circumstances to measure the impairment amount: (1) the present value of expected future cash flows, (2) the loan’s observable market price, or (3) the fair value of collateral. Changes in the allowance for loan losses was recorded in net realized losses on investments, excluding other-than-temporary impairment (“OTTI”) losses.
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
The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The retrospective method is used to adjust the effective yield for the majority of the Company’s mortgage-backed and structured securities. For credit-sensitive structured securities, the effective yield is recalculated on a prospective basis.
Total OTTI Losses
Prior to January 1, 2020, the Company separated OTTI losses of a debt security into two components of credit and non-credit losses. For debt securities with credit losses and non-credit losses or gains, total OTTI losses was the total of the decline in fair value from either the most recent OTTI determination or a prior period end in which the fair value declined until the current period end valuation date. This amount did not include any securities that had fair value increases. For debt securities that the Company had either the intent to sell or it was more likely than not that it would be required to sell below amortized cost, total OTTI losses were the amount by which the fair value of the security was less than its amortized cost basis at the period end valuation date and the decline in fair value was deemed to be OTTI.
The amount of the OTTI related to a credit loss was recognized in earnings, and the amount of the OTTI related to other, non-credit factors (e.g., interest rates, market conditions, etc.) was recorded as a component of other comprehensive income. The difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected represented a credit loss that was recognized in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of OTTI represented a non-credit loss that was recorded in other comprehensive income.
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
Restricted cash and cash equivalents, of $14.6 million and $12.8 million at December 31, 2020 and 2019, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
Reinsurance
For both ceded and assumed reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.
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

Effective January 1, 2020, the Company adopted the expected credit loss model for reinsurance recoverables. The Company uses a probability of default and loss given default methodology in estimating the allowance, whereby the credit ratings of reinsurers are used in determining the probability of default. The allowance is established for reinsurance recoverables on paid and unpaid future policy benefits and claims and benefits. Prior to applying default factors, the net exposure to credit risk is reduced for any collateral for which the right of offset exists, such as funds withheld, assets held in trust and letters of credit, which are part of the reinsurance arrangements, with adjustments to include consideration of credit exposure on the collateral. The methodology used by the Company incorporates historical default factors for each reinsurer based on their credit rating using comparably rated bonds as published by a major ratings service. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing and other relevant factors.
Prior to January 1, 2020, an allowance for doubtful accounts was recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, historical collection experience and current economic conditions.
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
Premiums and Accounts Receivable
Premiums and accounts receivable includes insurance premiums receivable from policyholders and amounts due from sponsors or agents. Effective January 1, 2020, the Company adopted the expected credit loss model for premiums and accounts receivable. For receivables due directly from the insured or consumer, the allowance for credit losses is generally calculated by aging the receivable balances and applying default factors based on the Company’s historical collection data. For receivables due from product sponsors or agents, receivable balances are generally segregated by the sponsor or agent and an appropriate default factor is determined based on creditworthiness, billing terms and aging of balances. The financial exposure of a credit loss is determined net of offsets (such as related unearned premium reserves for consumer receivables and receivables net of commissions payable, profit share liabilities and captive reinsurance for balances due from sponsors/agents) prior to applying a default factor. Prior to January 1, 2020, an allowance for doubtful accounts was recorded on the basis of periodic evaluations of balances due from third parties, considering historical collection experience, solvency and current economic conditions.
Deferred Acquisition Costs
Only direct and incremental costs associated with the successful acquisition of new or renewal insurance contracts are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions and premium taxes. Certain direct response advertising expenses are deferred when the primary purpose of the advertising is to elicit sales to customers who can be shown to have specifically responded to the advertising and the direct response advertising results in probable future benefits.
All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.
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
Long Duration Contracts
Acquisition costs for pre-funded funeral (“preneed”) life insurance policies issued prior to 2009, final need insurance policies and certain life insurance policies no longer offered are deferred and amortized in proportion to actual and anticipated future premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents.

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
Property and equipment also include capitalized software costs, comprised of purchased software as well as certain internal and external costs incurred during the application development stage that directly relate to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives, not to exceed 15 years. Property and equipment are assessed for impairment when impairment indicators exist.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 15 for further details on goodwill impairment testing for 2020.
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
VOBA represents the value of expected future profits in unearned premium for insurance contracts acquired in an acquisition. For vehicle service contracts and extended service contracts, such as those purchased in connection with the TWG acquisition, the amount is determined using estimates, for premium earnings patterns, paid loss development patterns, expense loads and discount rates applied to cash flows that include a provision for credit risk. The amount determined represents the purchase price paid to the seller for producing the business. For vehicle service contracts and extended service contracts, VOBA is amortized consistent with the premium earning patterns of the underlying in-force contracts. For limited payment policies, preneed life insurance policies, universal life policies and annuities, VOBA is determined using estimates for mortality, lapse, maintenance expenses, investment returns and other applicable purchase assumptions at the date of purchase and is amortized over the expected life of the policies. VOBA is tested at least annually in the fourth quarter for recoverability.
Amortization expense and impairment charges, as relevant, are included in underwriting, general and administrative expenses in the consolidated statements of operations.
Other Assets
Other assets consist primarily of dealer loans, investments in unconsolidated entities, inventory associated with the Company’s mobile protection business and prepaid items. Dealer loans are carried at unpaid principal balances, adjusted for amortization of premium or discount, less allowance for expected credit losses. Dealer loans are comprised of loans to producers of reinsured warranty contract sales. The full carrying values of dealer loans are secured by the producers’ interest in the future profits in the reinsured business. The Company accounts for investments in unconsolidated entities using the equity method of accounting since the Company can exert significant influence over the investee but does not have effective control over the investee. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Judgment regarding the level of influence over each equity method investee includes considering factors such as ownership interest, board representation and policy making decisions. In applying the equity method, the Company uses financial information provided by the investee, which may be received on a lag basis of up to three months.
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

The following table provides reserve information as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Global Preneed (1)	$6,582.4	$0.8	$31.0	$6.8	$6,327.6	$25.4	$22.3	$7.6
Disposed and runoff businesses	3,479.6	17.8	673.0	69.5	3,382.3	19.2	646.0	59.2
All other	—	—	—	—	97.4	0.1	1.7	1.4
Short Duration Contracts:
Global Lifestyle	—	15,817.9	133.7	393.9	—	15,115.7	136.6	359.5
Global Housing	—	1,467.4	180.0	471.9	—	1,436.0	171.2	480.4
Disposed and runoff businesses	—	4.1	575.2	124.5	—	7.2	647.4	154.4
Total	$10,062.0	$17,308.0	$1,592.9	$1,066.6	$9,807.3	$16,603.6	$1,625.2	$1,062.5
(1)Global Preneed future policy benefits and expenses include reserves estimated using traditional reserving models calculated as the present value of future benefits to policyholders and related expenses, less the present value of future net premiums, of $2.18 billion and $2.29 billion as of December 31, 2020 and 2019, respectively. The remaining future policy benefits and expenses primarily represent investment-type annuities and life insurance policies with discretionary benefits with account-value based reserves.

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
Retirement of Treasury Stock
The Company accounts for the retirement of repurchased shares using the par value method. This method of accounting allocates the cost of repurchased and retired shares between paid-in capital and retained earnings by comparing the price of shares repurchased to the original issue proceeds of those shares. When the repurchase price of the shares is greater than the original issue proceeds, the excess is charged to retained earnings. The Company uses an average cost method to determine the cost of the repurchased shares to be retired. The Company retired $5.30 billion of treasury stock in the fourth quarter of 2020.
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
Comprehensive Income
Comprehensive income is comprised of net income, net unrealized gains and losses on foreign currency translation, net unrealized gains and losses on securities classified as available for sale, and expenses for pension and post-retirement plans, less deferred income taxes.

Deferred Gain on Disposal of Businesses
In March 2016, the Company sold its Assurant Employee Benefits business using coinsurance contracts. In April 2001, the Company sold its Fortis Financial Group business using a modified coinsurance contract. In March 2000, the Company sold its Long-Term Care business using a coinsurance contract. Since the form of these sales did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is amortized and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of the respective businesses at least annually, and adjusts the pattern of recognition accordingly.
Leases
The Company records expenses for operating leases on a straight-line basis over the lease term. The Company also accounts for the lease liability, deferred rent liability and right of use assets consistent with its accounting policy as referenced below.
Recent Accounting Pronouncements – Adopted
Measurement of credit losses on financial instruments held at amortized cost (“CECL”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amended guidance eliminates the probable recognition threshold and instead requires an entity to reflect the current estimate of all expected credit losses. For available for sale debt securities, credit losses are measured in a manner similar to accounting requirements in effect prior to adoption; however, the amended guidance requires that credit-related impairment losses be presented as an allowance rather than as a permanent impairment. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, premium receivables, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this standard as of January 1, 2020. Refer to Note 5 for additional information.
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
Recent Accounting Pronouncements – Not Yet Adopted
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
The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions.
This guidance will apply to the Company’s preneed life insurance policies, as well as its annuity and universal life products (which are no longer offered and are in runoff). The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.
Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Company does not expect any material impact on its financial position and results of operations upon adoption in 2021.
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
As certain published LIBOR periods are expected to be discontinued after 2021, the Company is evaluating the provisions of this new accounting guidance and the impact to debt, investments and derivatives that have references to LIBOR and the subsequent transition to alternative reference rates.
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

3. Acquisitions
HYLA
On December 1, 2020, the Company acquired HYLA, Inc. (“HYLA”), a leading provider of smartphone software, trade-in and upgrade services. The total consideration was $348.8 million, comprised of a base purchase price of $325.0 million and purchase price adjustments of $23.8 million, including excess cash in the business. The transaction resulted in provisional estimates of $32.5 million in net assets, $226.8 million of goodwill and $89.5 million of other intangible assets (net of deferred tax liability of $23.7 million), which are primarily customer relationships and software amortizable over 15 and 6 years, respectively.
American Financial & Automotive Services
On May 1, 2020, the Company acquired American Financial & Automotive Services, Inc. (“AFAS”), a provider of auto finance and insurance products and services, including vehicle service contracts, guaranteed asset protection insurance and other ancillary products. The total consideration was $176.9 million, comprised of a base purchase price of $157.5 million, contingent consideration of $1.5 million and other purchase price adjustments of $17.9 million, including excess cash in the business. The transaction resulted in provisional estimates of $2.9 million in net liabilities, $104.0 million of goodwill and $75.8 million of other intangible assets, which are primarily dealer relationships amortizable over 15 years.
TWG
On May 31, 2018, the Company acquired TWG for a total enterprise value of $2.47 billion.
Acquisition-related Costs
Transaction costs related to the TWG acquisition were expensed as incurred. These costs included advisory, legal, accounting, valuation and other professional and consulting fees, as well as general and administrative costs. Transaction costs incurred for the years ended December 31, 2019 and 2018 were $0.6 million and $30.6 million, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations. There were no transaction costs incurred for the year ended December 31, 2020.
As a part of the ongoing integration of operations, the Company has incurred, and will continue to incur, costs associated with restructuring systems, processes and workforce. These costs include such items as severance, retention, facilities and consulting. Integration costs incurred for the years ended December 31, 2020, 2019 and 2018 were $19.3 million, $27.6 million and $29.8 million, respectively, which were reported through the underwriting, general and administrative expenses line item in the consolidated statements of operations.
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
(1)The TWG net income allocated to the Global Lifestyle segment included $9.3 million after-tax of client recoverables related to a contract termination payment.
(2)The TWG net income allocated to Corporate and Other included $11.0 million of net losses as a result of the remeasurement of the Argentina subsidiary’s non-U.S. Dollar denominated monetary assets and liabilities, $10.7 million integration expenses and $8.4 million net realized losses on investments, partially offset by income tax benefits, which include a $5.7 million tax structuring benefit. Refer to Note 2 for further information on the net losses due to remeasurement and Note 12 for further information on the income tax benefit.
Unaudited Supplemental Pro Forma Consolidated Financial Information
The following table provides unaudited supplemental pro forma consolidated financial information for the year ended December 31, 2018, as if TWG had been acquired as of January 1, 2017. The unaudited supplemental pro forma consolidated financial information is presented solely for informational purposes and is not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated results of operations that the combined company will experience in the future.

Year Ended December 31, 2018
Total revenues	$9,108.0
Net income attributable to stockholders	$333.1
Basic earnings per common share	$4.95
Diluted earnings per common share	$4.93

4. Dispositions and Exit Activities
Dispositions
Sale of Collateralized Loan Obligation Asset Management Platform
In July 2020, the Company sold its CLO asset management platform for $20.0 million in cash consideration, resulting in a net gain of $18.3 million, including costs to sell, for the year ended December 31, 2020, reported through underwriting, general and administrative expenses in the consolidated statements of operations. The Company incurred additional exit related expenses of $7.5 million for the year ended December 31, 2020, that were also included in underwriting, general and administrative expenses in the consolidated statements of operations. Prior to the sale, the CLOs were VIEs that the Company consolidated, as described in Note 9. The Company retained its direct investments in the CLOs following the sale, but deconsolidated the CLOs in third quarter 2020 since it no longer acts as collateral manager and, as a result, no longer has the power to control the CLO entities.
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
In May 2020, the Company completed the sale of its interests in Iké and terminated its put/call obligations recognizing a net loss on sale of $3.9 million pre-tax and $2.9 million after-tax in the second quarter of 2020. Prior to the sale, in 2020, the Company recorded aggregate impairment losses and put/call valuation losses of $22.3 million compared to $163.0 million for the year ended December 31, 2019, which was comprised of a $78.3 million impairment that includes consideration of cumulative foreign currency translation losses of $38.4 million recorded in other comprehensive income and a pre-tax charge of $84.7 million related to the change in value of the put/call for the year ended December 31, 2019. In connection with the anticipated sale, the Company entered into a financial derivative in January 2020 that provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. The Company settled its position upon the sale, resulting in a cash inflow of $22.0 million, and net realized (losses) gains on the derivative of $20.3 million during the second quarter of 2020.
In total, the Company recorded net pre-tax charges of $5.9 million and $163.0 million for the years ended December 31, 2020 and 2019, respectively, presented as Iké net losses in the consolidated statements of operations. For the year ended December 31, 2020, total impairment and put/call losses resulted in a tax benefit of $6.7 million; however, this was fully offset by a valuation allowance as the realizability of the tax losses in the related tax jurisdiction is unlikely. There was tax expense of $4.3 million on the income arising on the financial derivative in the second quarter of 2020, as such contract was originated in the U.S. tax jurisdiction. The losses in 2019 generated deferred tax assets of $48.8 million when applying the applicable effective tax rate. The Company recognized a full valuation allowance of the $48.8 million that arose in 2019 and $0.9 million established against the Iké deferred tax asset as of December 31, 2018. As such, after-tax charges of $9.3 million and $163.9 million were recorded for the years ended December 31, 2020 and 2019, respectively.
In connection with the sale, the Company provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). The Iké Loan matures in May 2025, bears floating interest at a rate equal to three-month LIBOR plus 4.25% per annum payable quarterly and provides for quarterly principal amortization payments through the maturity date. The Iké Loan, which has an outstanding balance of $32.3 million as of December 31, 2020, is classified in other investments in the consolidated balance sheets and interest income is reflected as a component of net investment income in the consolidated statements of operations.
Time Insurance Company
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

Mortgage Solutions
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
Assurant Health Exit Activities
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
During the fourth quarter of 2019, the Company entered into an agreement with a third-party in which it received $26.7 million in cash as consideration for all future claim proceeds, less 20% of cash received in excess of the initial consideration of $26.7 million, which would be retained by the Company. The upfront cash proceeds received by the Company in 2019 were non-recourse. The Company deemed the amount to be indicative of recovery of its interests in the risk corridor receivables and accordingly adjusted the valuation allowance by $26.7 million, through a reduction to underwriting, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019 with a corresponding increase in other assets in the consolidated balance sheet as of December 31, 2019.
During the fourth quarter of 2020, the U.S. Department of Health and Human Services paid $101.4 million, net of legal and other costs, for TIC’s risk corridor receivable, which was remitted to the Company pursuant to the Participation Agreement. The Company remitted $86.5 million to the third party and retained $14.9 million related to its 20% share of the excess proceeds pursuant to the agreement. The Company adjusted the valuation allowance for the additional $74.7 million, as partially offset by the incremental payment to the third party for the additional proceeds of $59.8 million, which is accounted for similar to interest expense on the initial consideration (both recorded through underwriting, general and administrative expenses).

5. Allowance for Credit Losses
The Company adopted the expected credit loss standard using a modified retrospective method for all financial assets measured at amortized cost. Results for the reporting periods beginning January 1, 2020 and after are presented under such method while prior period amounts are reported in accordance with previous applicable GAAP. The Company recorded a decrease of $20.4 million to retained earnings, net of tax, as of January 1, 2020 for the cumulative impact of adoption.
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
The total allowance for credit losses for the financial assets was $52.5 million, $46.2 million and $20.3 million as of December 31, 2020, January 1, 2020 (date of adoption) and December 31, 2019, respectively.
For the year ended December 31, 2020, the net increase in the allowance for credit losses that reduced pre-tax income was $12.0 million, consisting of increases in the allowance for credit losses of $15.9 million, partially offset by recoveries of $3.9 million, principally related to account write-downs established prior to implementation of the new standard. The net increase is classified in the consolidated statements of operations as follows: $3.6 million is included in underwriting, general and administrative expenses and $8.4 million included in net realized losses on investments, comprised of $5.5 million related to commercial mortgage loans on real estate, $1.5 million related to available for sale fixed maturity securities and $1.4 million related to the Iké Loan (as referenced in Note 4).
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of December 31, 2020 and 2019, reinsurance recoverables totaled $9.84 billion and $9.59 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 71% were rated A- or better, 23% were rated BBB or BB, and 6% were not rated based on the Company’s analysis and assigned ratings.
The following table presents the changes in the CECL allowance for reinsurance recoverables by portfolio segment for the year ended December 31, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance, December 31, 2019	$2.5	$0.3	$—	$—	$2.8
Cumulative effect of adoption	3.9	0.7	0.2	17.7	22.5
Incremental allowance	—	0.1	—	3.2	3.3
Recoveries	(2.5)	—	—	—	(2.5)
Other	—	0.3	(0.1)	—	0.2
Balance, December 31, 2020	$3.9	$1.4	$0.1	$20.9	$26.3
For the year ended December 31, 2020, the incremental allowance of $3.3 million was principally due to the reduction of anticipated recoveries upon default following the recent economic impact related to COVID-19. When determining the allowance at December 31, 2020, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including, but not limited to, collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and account receivables for the year ended December 31, 2020.

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Total
Balance, December 31, 2019	$14.2	$0.2	$0.5	$0.4	$15.3
Cumulative effect of adoption	1.3	0.5	—	—	1.8
Incremental allowance	0.9	2.9	—	0.2	4.0
Recoveries	(1.4)	—	—	—	(1.4)
Write-offs	(5.6)	—	—	—	(5.6)
Foreign currency translation	(0.3)	—	—	—	(0.3)
Balance, December 31, 2020	$9.1	$3.6	$0.5	$0.6	$13.8
For the year ended December 31, 2020, the incremental allowance of $4.0 million relates to an increase in past due accounts and default factors following the economic impact related to COVID-19 to reflect the expectation that future defaults will exceed historical defaults. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans
Upon adoption of the expected credit loss standard on January 1, 2020, the Company increased its allowance for credit losses from $0.6 million to $2.2 million with the after-tax impact of $1.3 million reflected in retained earnings. For the year ended December 31, 2020, the CECL allowance was increased by an additional $5.5 million due to an increase in anticipated default factors following the recent economic impact related to COVID-19. Refer to Notes 2 and 8 for additional information on commercial mortgage loans.
Available for Sale Securities
The Company recorded a $1.5 million allowance for credit losses on fixed maturity securities available for sale for the year ended December 31, 2020. Refer to Note 2 for additional information on available for sale securities.

6. Segment Information
As of December 31, 2020, the Company had four reportable segments, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit protection and other insurance products (referred to as “Global Financial Services and Other”);
•Global Housing: provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”;
•Global Preneed: provides pre-funded funeral insurance, final need insurance and related services; and
•Corporate and Other: includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments (which includes unrealized gains (losses) on equity securities and changes in fair value of direct investments in collateralized loan obligations), interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes goodwill impairments, the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).
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
The following tables summarize selected financial information by segment for the periods indicated:

	Year Ended December 31, 2020

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$6,442.2	$1,833.6	$66.9	$—	$8,342.7
Fees and other income	895.4	143.7	142.5	1.1	1,182.7
Net investment income	194.3	72.8	282.0	25.8	574.9
Net realized losses on investments	—	—	—	(16.2)	(16.2)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	10.7	10.7
Total revenues	7,531.9	2,050.1	491.4	21.4	10,094.8
Benefits, losses and expenses
Policyholder benefits	1,412.6	852.1	284.4	0.2	2,549.3
Amortization of deferred acquisition costs and value of business acquired	3,365.9	225.6	80.5	—	3,672.0
Underwriting, general and administrative expenses (2)	2,189.1	677.3	66.3	177.3	3,110.0
Goodwill impairment	—	—	—	137.8	137.8
Iké net losses	—	—	—	5.9	5.9
Interest expense	—	—	—	104.5	104.5
Loss on extinguishment of debt	—	—	—	—	—
Total benefits, losses and expenses	6,967.6	1,755.0	431.2	425.7	9,579.5
Segment income (loss) before provision (benefit) for income taxes	564.3	295.1	60.2	(404.3)	515.3
Provision (benefit) for income taxes	127.1	61.3	12.2	(128.0)	72.6
Segment income (loss) after taxes	437.2	233.8	48.0	(276.3)	442.7
Less: Net income attributable to non-controlling interest	—	—	—	(0.9)	(0.9)
Net income (loss) attributable to stockholders	437.2	233.8	48.0	(277.2)	441.8
Less: Preferred stock dividends	—	—	—	(18.7)	(18.7)
Net income (loss) attributable to common stockholders	$437.2	$233.8	$48.0	$(295.9)	$423.1

Segment assets (3)	$24,360.8	$4,014.3	$7,627.0	$8,647.8	$44,649.9

	Year Ended December 31, 2019

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$6,073.7	$1,885.1	$61.2	$—	$8,020.0
Fees and other income	1,020.5	148.6	139.7	2.4	1,311.2
Net investment income	250.8	95.2	285.3	43.7	675.0
Net realized gains on investments	—	—	—	66.3	66.3
Amortization of deferred gains on disposal of businesses (1)	—	—	—	14.3	14.3
Total revenues	7,345.0	2,128.9	486.2	126.7	10,086.8
Benefits, losses and expenses
Policyholder benefits	1,516.2	869.5	269.0	—	2,654.7
Amortization of deferred acquisition costs and value of business acquired	3,015.7	221.5	84.9	—	3,322.1
Underwriting, general and administrative expenses (2)	2,277.6	711.6	67.3	194.0	3,250.5
Iké net losses	—	—	—	163.0	163.0
Interest expense	—	—	—	110.6	110.6
Loss on extinguishment of debt	—	—	—	31.4	31.4
Total benefits, losses and expenses	6,809.5	1,802.6	421.2	499.0	9,532.3
Segment income (loss) before provision (benefit) for income taxes	535.5	326.3	65.0	(372.3)	554.5
Provision (benefit) for income taxes	126.2	67.6	12.8	(38.9)	167.7
Segment income (loss) after taxes	409.3	258.7	52.2	(333.4)	386.8
Less: Net income attributable to non-controlling interest	—	—	—	(4.2)	(4.2)
Net income (loss) attributable to stockholders	409.3	258.7	52.2	(337.6)	382.6
Less: Preferred stock dividends	—	—	—	(18.7)	(18.7)
Net income (loss) attributable to common stockholders	$409.3	$258.7	$52.2	$(356.3)	$363.9

Segment assets (3)	$22,893.7	$4,046.1	$7,440.1	$9,911.3	$44,291.2

	Year Ended December 31, 2018

	Global Lifestyle	Global Housing	Global Preneed	Corporate and Other	Consolidated
Revenues
Net earned premiums	$4,291.8	$1,806.2	$58.4	$0.5	$6,156.9
Fees and other income	891.5	283.0	131.1	2.5	1,308.1
Net investment income	189.4	80.8	278.0	50.2	598.4
Net realized losses on investments	—	—	—	(62.7)	(62.7)
Amortization of deferred gains on disposal of businesses (1)	—	—	—	56.9	56.9
Total revenues	5,372.7	2,170.0	467.5	47.4	8,057.6
Benefits, losses and expenses
Policyholder benefits	1,145.6	938.4	263.3	(4.7)	2,342.6
Amortization of deferred acquisition costs and value of business acquired	2,025.8	204.5	70.5	—	2,300.8
Underwriting, general and administrative expenses (2)	1,812.6	837.1	60.1	270.6	2,980.4
Interest expense	—	—	—	100.3	100.3
Total benefits, losses and expenses	4,984.0	1,980.0	393.9	366.2	7,724.1
Segment income (loss) before provision (benefit) for income taxes	388.7	190.0	73.6	(318.8)	333.5
Provision (benefit) for income taxes	91.0	39.2	15.9	(65.2)	80.9
Segment income (loss) after taxes	297.7	150.8	57.7	(253.6)	252.6
Less: Net income attributable to non-controlling interest	—	—	—	(1.6)	(1.6)
Net income (loss) attributable to stockholders	297.7	150.8	57.7	(255.2)	251.0
Less: Preferred stock dividends	—	—	—	(14.2)	(14.2)
Net income (loss) attributable to common stockholders	$297.7	$150.8	$57.7	$(269.4)	$236.8
(1)The years ended December 31, 2020, 2019 and 2018 included $2.4 million, $13.8 million and $46.9 million, respectively, related to the amortization of deferred gains associated with the 2016 sale of Assurant Employee Benefits. The remaining Assurant Employee Benefits unamortized deferred gain as of December 31, 2020 was $0.2 million.
(2)The year ended December 31, 2019 for Corporate and Other included a $7.4 million loss on assets held for sale associated with an office building previously used as the headquarters for a business in runoff. The years ended December 31, 2020, 2019 and 2018 for Corporate and Other included $7.5 million, $18.4 million and $17.2 million, respectively, of net losses from foreign exchange related to the remeasurement of net monetary assets in Argentina as a result of the classification of Argentina’s economy as highly inflationary beginning July 1, 2018. The years ended December 31, 2019 and 2018 for Corporate and Other included impairment losses of $15.6 million and $20.8 million, respectively, on intangible assets. The year ended December 31, 2018 for Corporate and Other included a $17.7 million gain on the sale of Time Insurance Company and a $40.3 million loss on the sale of Mortgage Solutions.
(3)Segment assets for Global Lifestyle, Global Housing and Global Preneed do not include net unrealized gains on securities attributable to those segments, which are all included within Corporate and Other.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2020, 2019 and 2018:

Location	Revenues	Long-lived Assets
2020
United States	$8,031.3	$470.1
Foreign countries	2,063.5	23.2
Total	$10,094.8	$493.3
2019
United States	$7,883.2	$391.2
Foreign countries	2,203.6	42.5
Total	$10,086.8	$433.7
2018
United States	$6,217.0	$378.8
Foreign countries	1,840.6	13.7
Total	$8,057.6	$392.5

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment. There are no reportable major customers that accounted for 10% or more of the Company’s consolidated revenues for the years ended December 31, 2020, 2019 or 2018.
The Company’s net earned premiums, fees and other income by segment and product are as follows for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Global Lifestyle:
Connected Living (mobile and service contracts)	$3,836.6	$3,768.4	$2,800.6
Global Automotive	3,113.0	2,873.6	1,909.2
Global Financial Services and Other	388.0	452.2	473.5
Total	$7,337.6	$7,094.2	$5,183.3

Global Housing:
Lender-placed Insurance	$1,052.5	$1,109.2	$1,149.7
Multifamily Housing	451.6	429.2	406.1
Specialty and Other	473.2	495.3	417.3
Mortgage Solutions (sold in August 2018)	—	—	116.1
Total	$1,977.3	$2,033.7	$2,089.2

Global Preneed	$209.4	$200.9	$189.5

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $714.1 million, $852.8 million and $693.1 million for Global Lifestyle and $95.6 million, $104.1 million and $241.9 million for Global Housing for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Global Housing
In the Company’s Global Housing segment, revenues from service contracts and sales of products are primarily from the Company’s Lender-placed Insurance business. Under the Company’s Lender-placed Insurance business, the Company provides loan and claim payment tracking services for lenders. Until the sale of the Mortgage Solutions business in August 2018, the Company previously offered valuation and title services and products across the origination, home equity and default markets, as well as field services, inspection services, restoration and real estate owned asset management services to mortgage servicing clients and investors. The Company generally invoices its customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
Contract Balances
The receivables and unearned revenue under these contracts were $257.9 million and $89.8 million, respectively, as of December 31, 2020, and $185.0 million and $87.6 million, respectively, as of December 31, 2019. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2020 and 2019 that was included in unearned revenue as of December 31, 2019 and 2018 were $43.3 million and $57.9 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2020 and 2019, the Company had approximately $13.8 million and $25.8 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

8. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2020
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$98.7	$—	$6.0	$—	$104.7
States, municipalities and political subdivisions	287.9	—	35.3	(0.1)	323.1
Foreign governments	886.3	—	154.2	(0.6)	1,039.9
Asset-backed	551.7	—	14.9	(2.1)	564.5
Commercial mortgage-backed	327.5	—	21.3	(1.4)	347.4
Residential mortgage-backed	1,017.5	—	86.5	(0.2)	1,103.8
U.S. corporate	6,080.2	(1.5)	1,230.1	(8.6)	7,300.2
Foreign corporate	2,282.6	—	383.4	(0.6)	2,665.4
Total fixed maturity securities	$11,532.4	$(1.5)	$1,931.7	$(13.6)	$13,449.0

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Impairment in AOCI (1)
Fixed maturity securities:
U.S. government and government agencies and authorities	$188.9	$5.3	$(0.1)	$194.1	$—
States, municipalities and political subdivisions	216.1	26.4	—	242.5	—
Foreign governments	916.9	94.3	(0.8)	1,010.4	—
Asset-backed	502.4	3.1	(2.3)	503.2	—
Commercial mortgage-backed	212.7	10.2	(0.8)	222.1	—
Residential mortgage-backed	1,235.3	52.4	(1.4)	1,286.3	3.1
U.S. corporate	5,679.8	818.9	(2.1)	6,496.6	16.5
Foreign corporate	2,112.7	255.4	(0.9)	2,367.2	—
Total fixed maturity securities	$11,064.8	$1,266.0	$(8.4)	$12,322.4	$19.6
(1)Represents the amount of non-credit related impairment recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date prior to adoption of ASC 326. See Note 2 for further information.

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.4% and 0.3% of the overall investment portfolio as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $44.3 million and $51.9 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of December 31, 2020 and 2019, revenue bonds accounted for 67% and 60% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases, colleges and universities and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of December 31, 2020, approximately 59%, 12% and 8% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2019, approximately 58%, 20% and 6% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. No other country represented more than 4% and 5% of the Company’s foreign government securities as of December 31, 2020 and 2019, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $900.2 million with a net unrealized gain of $120.9 million as of December 31, 2020 and $802.3 million with a net unrealized gain of $82.4 million as of December 31, 2019. Approximately 27% and 28% of the corporate fixed maturity European exposure was held in the financial industry as of December 31, 2020 and 2019, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 4% of the fair value of the Company's corporate fixed maturity securities as of December 31, 2020 and 2019. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $793.7 million with a net unrealized gain of $101.2 million as of December 31, 2020 and $784.4 million with a net unrealized gain of $93.1 million as of December 31, 2019. Approximately 85% and 94% of the energy exposure is rated as investment grade as of December 31, 2020 and December 31, 2019, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Due in one year or less	$432.8	$438.6
Due after one year through five years	2,520.6	2,710.4
Due after five years through ten years	2,579.3	2,920.6
Due after ten years	4,103.0	5,363.7
Total	9,635.7	11,433.3
Asset-backed	551.7	564.5
Commercial mortgage-backed	327.5	347.4
Residential mortgage-backed	1,017.5	1,103.8
Total	$11,532.4	$13,449.0

The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Fixed maturity securities	$481.8	$492.8	$451.6
Equity securities	20.7	22.1	21.5
Commercial mortgage loans on real estate	36.8	36.6	33.4
Short-term investments	5.8	13.6	22.0
Other investments	22.9	49.2	41.6
Cash and cash equivalents	13.4	36.1	25.7
Revenues from consolidated investment entities (1)	56.3	119.2	77.8
Total investment income	637.7	769.6	673.6
Investment expenses	(25.9)	(24.5)	(23.3)
Expenses from consolidated investment entities (1)	(36.9)	(70.1)	(51.9)
Net investment income	$574.9	$675.0	$598.4
(1)The following table shows the revenues net of expenses from consolidated investment entities for the periods indicated. Refer to Note 9 for further detail.

	Years Ended December 31,
	2020	2019	2018
Investment income (loss) from direct investments in:
Real estate funds (1)	$8.3	$25.1	$11.3
CLO entities	8.0	17.0	9.5
Investment management fees	3.1	7.0	5.1
Net investment income from consolidated investment entities	$19.4	$49.1	$25.9
(1)The investment income from the real estate funds includes income (loss) attributable to non-controlling interest of $1.1 million, $3.8 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

No material investments of the Company were non-income producing for the years ended December 31, 2020, 2019 and 2018.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Fixed maturity securities:
Proceeds from sales	$627.6	$2,105.1	$3,516.9
Gross realized gains	$29.8	$35.1	$18.2
Gross realized losses	(11.9)	(15.0)	(59.8)
Net realized gains (losses) from sales of fixed maturity securities	$17.9	$20.1	$(41.6)

For securities sold at a loss during the year ended December 31, 2020, the average period of time these securities were trading continuously at a price below book value was approximately 4 months.
The following table sets forth the net realized gains (losses), including impairments, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$18.0	$20.4	$(42.8)
Equity securities (1)	23.3	49.6	(14.9)
Commercial mortgage loans on real estate	(5.4)	(0.2)	0.6
Other investments	0.5	8.9	2.7
Consolidated investment entities (2)	(32.3)	(9.8)	(7.7)
Total net realized gains (losses) related to sales and other	4.1	68.9	(62.1)
Net realized losses related to impairments:
Fixed maturity securities (3)	(3.2)	(1.1)	(0.1)
Other investments (1)	(17.1)	(1.5)	(0.5)
Total net realized losses related to impairments	(20.3)	(2.6)	(0.6)
Total net realized gains (losses)	$(16.2)	$66.3	$(62.7)
(1)The years ended December 31, 2020, 2019 and 2018 include $10.5 million, $13.4 million and $16.9 million, respectively, of net gains on equity investment holdings accounted for under the measurement alternative. The carrying value of equity investments accounted for under the measurement alternative was $98.7 million and $90.1 million as of December 31, 2020 and 2019, respectively. These investments are included within other investments on the consolidated balance sheets. For the years ended December 31, 2020 and 2019, there were impairments of $17.1 million and $1.5 million, respectively. There were no impairments for the year ended December 31, 2018. For the years ended December 31, 2020, 2019 and 2018, the cumulative carry value fair value increases were $35.1 million, $24.6 million, and $16.9 million, respectively. For the years ended December 31, 2020 and 2019, the cumulative impairment losses were $18.6 million and $1.5 million, respectively. There were no impairment losses for the year ended December 31, 2018.
(2)Consists of net realized losses from the change in fair value of the Company’s direct investment in CLOs. Refer to Notes 4 and 9 for additional information.

(3)Includes credit losses of $1.5 million on fixed maturity securities available for sale for the year ended December 31, 2020. Refer to Note 5 for additional information.

The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Net gains (losses) recognized on equity securities	$23.3	$49.6	$(14.9)
Less: Net realized gains (losses) related to sales of equity securities	7.0	5.2	3.9
Total net unrealized gains (losses) on equity securities held	$16.3	$44.4	$(18.8)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$10.4	$(0.1)	$—	$—	$10.4	$(0.1)
Foreign governments	36.6	(0.6)	—	—	36.6	(0.6)
Asset-backed	85.3	(1.2)	69.1	(0.9)	154.4	(2.1)
Commercial mortgage-backed	34.1	(0.7)	3.3	(0.7)	37.4	(1.4)
Residential mortgage-backed	25.4	(0.1)	1.6	(0.1)	27.0	(0.2)
U.S. corporate	128.4	(7.0)	15.9	(1.6)	144.3	(8.6)
Foreign corporate	46.5	(0.6)	—	—	46.5	(0.6)
Total fixed maturity securities	$366.7	$(10.3)	$89.9	$(3.3)	$456.6	$(13.6)

	December 31, 2019
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$21.9	$(0.1)	$—	$—	$21.9	$(0.1)
Foreign governments	115.7	(0.8)	—	—	115.7	(0.8)
Asset-backed	66.9	(0.2)	105.1	(2.1)	172.0	(2.3)
Commercial mortgage-backed	20.0	(0.3)	4.3	(0.5)	24.3	(0.8)
Residential mortgage-backed	82.5	(0.6)	82.6	(0.8)	165.1	(1.4)
U.S. corporate	87.5	(1.4)	14.4	(0.7)	101.9	(2.1)
Foreign corporate	45.8	(0.7)	7.5	(0.2)	53.3	(0.9)
Total fixed maturity securities	$440.3	$(4.1)	$213.9	$(4.3)	$654.2	$(8.4)

Total gross unrealized losses represented approximately 3% and 1% of the aggregate fair value of the related securities as of December 31, 2020 and 2019, respectively. Approximately 76% and 49% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2020 and 2019, respectively. The total gross unrealized losses are comprised of 230 and 330 individual securities as of December 31, 2020 and 2019, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of December 31, 2020 and December 31, 2019 were related to non-credit factors and therefore, did not recognize credit-related losses during the year ended December 31, 2020. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2020, by contractual maturity, is shown below:

	December 31, 2020
	Cost or Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$0.9	$0.9
Due after one year through five years	42.6	41.6
Due after five years through ten years	71.0	70.1
Due after ten years	133.2	125.2
Total	247.7	237.8
Asset-backed	156.5	154.4
Commercial mortgage-backed	38.8	37.4
Residential mortgage-backed	27.2	27.0
Total	$470.2	$456.6

 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of December 31, 2020, approximately 41% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Utah and New York. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $12.1 million as of December 31, 2020 and from less than $0.1 million to $12.3 million as of December 31, 2019.
Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. Loan-to-value and debt-service coverage ratios are measures commonly used to assess the credit quality of commercial mortgage loans. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. The debt-service coverage ratio compares a property’s net operating income to its debt-service payments and is commonly expressed as a ratio. The loan-to-value and debt-service coverage ratios are generally updated annually in the fourth quarter.
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at December 31, 2020.

	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$2.9	$98.5	$159.8	$124.5	$89.9	$204.5	$680.1	89.3%
71% to 80%	2.6	14.0	23.6	14.9	6.9	7.2	69.2	9.1%
81% to 95%	—	3.3	—	—	—	2.2	5.5	0.7%
Greater than 95%	—	—	—	6.0	—	1.2	7.2	0.9%
Total	$5.5	$115.8	$183.4	$145.4	$96.8	$215.1	$762.0	100.0%

	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$5.5	$42.2	$59.3	$58.7	$77.8	$114.6	$358.1	46.9%
1.5 to 2.0	—	30.8	76.5	54.7	19.0	52.8	233.8	30.7%
1.0 to 1.5	—	39.0	47.6	26.0	—	36.4	149.0	19.6%
Less than 1.0	—	3.8	—	6.0	—	11.3	21.1	2.8%
Total	$5.5	$115.8	$183.4	$145.4	$96.8	$215.1	$762.0	100.0%

(1)LTV ratio derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated at least annually.
(2)DSC ratio calculated using most recent reported operating income results from property operators divided by annual debt service coverage.

As of December 31, 2020, the Company had mortgage loan commitments outstanding of approximately $7.0 million.
The Company had short term investments and fixed maturity securities of $602.6 million and $594.2 million as of December 31, 2020 and 2019, respectively, on deposit with various governmental authorities as required by law.
The Company has entered into certain interest rate derivatives that qualify for hedge accounting to manage interest rate risk on the Company’s debt. See Note 19 for additional information on these derivatives. The Company also utilizes derivatives on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument. These derivatives do not qualify as effective hedges for accounting purposes; therefore, they are marked-to-market and the gain or loss is recorded in the statements of operations in fees and other income, underwriting, general and administrative expenses and realized gains (losses). Amounts related to derivative instruments that do not qualify for hedge accounting as of December 31, 2020 and 2019 are assets of $0.4 million and $0.6 million, respectively, liabilities of $0.7 million and $101.8 million, respectively, all of which are included in the consolidated balance sheets. The gain (loss) from derivative instruments recorded in the results of operations related to these derivatives totaled $6.6 million, $(89.5) million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 4 for additional information on the Iké put/call option (which comprise the majority of the 2019 balance sheet liability and the loss from derivative instruments).

9. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs.
Consolidated VIEs
One of the Company’s subsidiaries was registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser. The subsidiary managed and invested in CLOs and real estate funds and conducted other forms of investment activities. Prior to third quarter 2020, the Company had determined that the CLOs and real estate fund were VIEs and consolidated each because the Company was deemed to be the primary beneficiary of these entities due to (i) its role as collateral manager, which gave it the power to direct the activities that most significantly impact the economic performance of the entities, and (ii) its economic interest in the entities, which exposed it to losses and the right to receive benefits that could potentially be significant to the entities. During the third quarter 2020, the Company sold its CLO asset management platform and outsourced its real estate asset management. As a result of these transactions, the Company deconsolidated the CLO entities and real estate fund since it no longer acts as collateral manager and, as a result, no longer has the power to control these entities. See Note 4 for additional information on the sale of the CLO asset management platform.
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
As of December 31, 2020, due to the deconsolidation, the CLO investments of $92.2 million are reported in the consolidated balance sheet in fixed maturity securities and other investments. As of December 31, 2019, the carrying value of the Company’s investment in the CLOs that had closed was $77.4 million in subordinated debt tranches and $21.1 million in senior debt tranches.
The Company’s retained beneficial interests in subordinated tranches are measured at fair value using the market or income valuation techniques using significant unobservable inputs and assumptions, including prepayment, default rate, recovery lag, reinvestment, collateral liquidation price, discount rate and call date assumptions.

Real Estate Fund: Prior to the deconsolidation in the third quarter of 2020, the Company’s real estate fund investment was a closed ended fund that include contributions from third party investors, which were recorded as non-controlling interests. Real estate fund earnings attributable to the Company’s shareholders are measured by the net investment income of the real estate fund, which includes the change in fair value of the Company’s investments in the real estate fund and investment management fees earned. The Company had a majority investment in the real estate fund in the form of an equity interest. As of December 31, 2020, the real estate fund equity interest of $43.0 million is reported in the consolidated balance sheet in other investments. The carrying value of the Company’s investment in the real estate fund was $88.3 million as of December 31, 2019.
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

	December 31, 2019
	Total	Level 1		Level 2	Level 3
Financial Assets
Investments:
Cash and cash equivalents	$32.9	$32.9	(1)	$—	$—
Corporate debt securities	1,850.7	—		1,850.7	—
Real estate fund	107.2	—		—	107.2
Total financial assets	$1,990.8	$32.9		$1,850.7	$107.2

Financial Liabilities
Collateralized loan obligation notes	$1,603.1	$—		$1,603.1	$—
Total financial liabilities	1,603.1	—		1,603.1	—
(1)Amounts consist of money market funds.

Level 2 Securities
Corporate debt securities: These assets were comprised of senior secured leveraged loans. The Company values these securities using estimates of fair value from a pricing service which utilizes the market valuation technique. The primary observable market inputs used by the pricing service are prices of reported trades from dealers. The fair value was calculated using a simple average of the prices received.
Collateralized loan obligation notes: As the Company elected the measurement alternative, the carrying value of the CLO debt was equal to the fair value of the CLO assets. The CLO notes were classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets.
Level 3 Securities
Real estate fund: These assets were comprised of investments in limited partnerships whose underlying investments are real estate properties. Management estimates the fair value of these real estate assets using the market, income or cost approach valuation techniques, using significant unobservable inputs and assumptions, including capitalization rates, discount rates, market comparable prices, leasing assumptions and replacement costs.
The following table summarizes the change in balance sheet carrying value associated with Level 3 assets held by consolidated investment entities measured at fair value for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Balance, beginning of period	$107.2	$112.0
Sales	(61.0)	(30.0)
Deconsolidation adjustments (1)	(54.5)	—
Total income included in earnings (2)	8.3	25.2
Balance, end of period	$—	$107.2
(1)Deconsolidation adjustments include $8.8 million related to non-controlling interests and $45.7 million related to investments retained, which are now included in other investments.
(2)Total income included in earnings includes $1.1 million and $3.8 million of pre-tax income related to non-controlling interests for 2020 and 2019, respectively.

Non-Consolidated VIEs
The Company invests in private equity limited partnerships and real estate joint ventures. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2020, the Company’s maximum exposure to loss is its recorded carrying value of $253.9 million and unfunded commitments of $50.4 million.
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
As of December 31, 2020 and 2019, the maximum loss exposure the Company had to the trust was $19.9 million and $19.1 million, respectively. The Company calculates its maximum loss exposure based on the unlikely event that all the assets in the trust become worthless and the effect it would have on the Company’s consolidated balance sheets based upon its retained interest in the trust. The securities purchased from the trust are included within fixed maturity securities available for sale at fair value on the consolidated balance sheet and are part of the Company’s ongoing impairment review. See Note 10 for additional information on the Company’s fair value inputs and valuation techniques.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019. The amounts presented below for short-term investments, other investments, cash equivalents, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives, including the put/call for Iké. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2020
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$104.7	$—		$104.7		$—
States, municipalities and political subdivisions	323.1	—		323.1		—
Foreign governments	1,039.9	0.5		1,039.0		0.4
Asset-backed	564.5	—		562.1		2.4
Commercial mortgage-backed	347.4	—		324.0		23.4
Residential mortgage-backed	1,103.8	—		1,103.8		—
U.S. corporate	7,300.2	—		7,273.5		26.7
Foreign corporate	2,665.4	—		2,630.7		34.7
Equity securities:
Mutual funds	42.3	42.3		—		—
Common stocks	22.6	20.7		0.7		1.2
Non-redeemable preferred stocks	339.2	—		337.1		2.1
Short-term investments	294.7	243.2	(2)	51.5		—
Other investments	241.3	72.9	(1)	168.3	(3)	0.1
Cash equivalents	1,563.0	1,541.0	(2)	22.0	(3)	—
Assets held in separate accounts	2,152.0	1,970.5	(1)	181.5	(3)	—
Total financial assets	$18,104.1	$3,891.1		$14,122.0		$91.0

Financial Liabilities
Other liabilities	$76.1	$72.9	(1)	$0.5	(4)	$2.7	(5)
Liabilities related to separate accounts	2,152.0	1,970.5	(1)	181.5	(3)	—
Total financial liabilities	$2,228.1	$2,043.4		$182.0		$2.7

	December 31, 2019
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$194.1	$—		$194.1		$—
States, municipalities and political subdivisions	242.5	—		242.5		—
Foreign governments	1,010.4	0.3		1,010.1		—
Asset-backed	503.2	—		503.2		—
Commercial mortgage-backed	222.1	—		198.6		23.5
Residential mortgage-backed	1,286.3	—		1,286.3		—
U.S. corporate	6,496.6	—		6,494.8		1.8
Foreign corporate	2,367.2	—		2,331.5		35.7
Equity securities:
Mutual funds	45.5	45.5		—		—
Common stocks	23.5	22.8		0.7		—
Non-redeemable preferred stocks	319.5	—		317.3		2.2
Short-term investments	367.5	271.4	(2)	96.1		—
Other investments	234.6	70.3	(1)	164.3	(3)	—
Cash equivalents	1,287.5	1,277.8	(2)	9.7	(3)	—
Assets held in separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial assets	$16,406.8	$3,311.8		$13,031.8		$63.2

Financial Liabilities
Other liabilities	$172.0	$70.3	(1)	$101.5	(6)	$0.2
Liabilities related to separate accounts	1,806.3	1,623.7	(1)	182.6	(3)	—
Total financial liabilities	$1,978.3	$1,694.0		$284.1		$0.2
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivative liabilities.
(5)Includes contingent consideration liabilities.
(6)Includes the put/call related to the investment in Iké. See Note 5 for more information.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Foreign governments	—	—	—	—	—	0.4	—	0.4
Asset-backed	—	—	0.1	2.3	—	—	—	2.4
Commercial mortgage-backed	23.5	(2.4)	2.3	—	—	—	—	23.4
Residential mortgage-backed	—	—	0.2	13.8	(1.1)	1.0	(13.9)	—
U.S. corporate	1.8	0.4	1.7	21.7	(0.5)	6.8	(5.2)	26.7
Foreign corporate	35.7	(0.2)	0.5	7.4	(1.9)	5.6	(12.4)	34.7
Equity Securities
Common stock	—	—	—	—	—	1.2	—	1.2
Non-redeemable preferred stocks	2.2	—	(4.1)	—	—	4.0	—	2.1
Other investments	—	—	(1.1)	—	—	2.7	(1.5)	0.1
Other assets	—	20.7	—	1.7	(22.0)	(0.2)	(0.2)	—
Financial Liabilities
Other liabilities	(0.2)	(0.4)	—	(2.5)	—	0.2	0.2	(2.7)
Total level 3 assets and liabilities	$63.0	$18.1	$(0.4)	$44.4	$(25.5)	$21.7	$(33.0)	$88.3

	Year Ended December 31, 2019
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$—	$—	$0.1	$23.3	$—	$1.5	$(24.9)	$—
Commercial mortgage-backed	38.9	(2.9)	(0.2)	4.0	(13.7)	11.9	(14.5)	23.5
Residential mortgage-backed	—	—	—	3.8	—	—	(3.8)	—
U.S. corporate	12.7	(0.1)	0.3	4.0	(9.8)	9.0	(14.3)	1.8
Foreign corporate	49.5	0.3	2.3	5.2	(21.6)	—	—	35.7
Equity Securities
Non-redeemable preferred stocks	2.2	—	—	—	—	—	—	2.2
Other investments	0.5	(3.4)	—	2.9	—	—	—	—
Other receivables	5.0	(5.0)	—	—	—	—	—	—
Other assets	2.6	(4.1)	—	4.4	(2.6)	—	(0.3)	—
Financial Liabilities
Other liabilities	(41.2)	(63.3)	—	23.5	—	—	80.8	(0.2)
Total level 3 assets and liabilities	$70.2	$(78.5)	$2.5	$71.1	$(47.7)	$22.4	$23.0	$63.0

(1)Included as part of net realized gains on investments, excluding other-than-temporary impairment losses, in the consolidated statements of operations.
(2)Included as part of change in unrealized gains on securities in the consolidated statement of comprehensive income.
(3)Transfers are primarily attributable to changes in the availability of observable market information and the re-evaluation of the observability of valuation inputs.
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the years ended December 31, 2020 and 2019, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2020 and 2019 consisted of mutual funds and related obligations, money market funds, foreign government fixed maturity securities and common stocks that are publicly listed and/or actively traded in an established market.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2020 and 2019 consisted of $90.9 million and $63.2 million, respectively, of fixed maturity and equity securities. All of the Level 3 fixed maturity and equity securities are priced using non-binding third-party manager quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable.
Other investments and other liabilities: The Company prices swaptions and options using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data. The Company prices credit default swaps using non-binding quotes obtained from third-party broker-dealers recognized as market participants. Inputs factored into the non-binding quotes include market observable trades related to the actual credit default swap being priced, trades in comparable credit default swaps, quality of the issuer, structure and liquidity.
In May 2020, the Company completed the sale of its interests in Iké and terminated its put/call obligations. For the year ended December 31, 2019, the Company used the market approach to value the investment in Iké, which included consideration of the observable formal agreement to sell our interests in Iké for which significant observable inputs were used in the valuation. See Note 4 for more information.
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
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2020 or 2019.
The Company generally obtains one price for each financial asset. The Company performs a periodic analysis to assess if the evaluated prices represent a reasonable estimate of the financial assets’ fair values. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize the Company’s financial assets in the fair value hierarchy.
Disclosures for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also measures the fair value of certain assets and liabilities, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include commercial mortgage loans, equity investments accounted for under the measurement alternative, goodwill and finite-lived intangible assets.
In 2020 and 2019, as a result of third-party market observable transactions that were of the same issuer and determined to be similar, the Company marked certain of its equity investments accounted for under the measurement alternative to fair value. The carrying value of investments under the measurement alternative marked to fair value on a non-recurring basis as of December 31, 2020 and 2019 was $14.1 million and $30.5 million, respectively. Given the significant unobservable inputs involved in valuation of these investments, they are classified in Level 3 of the fair value hierarchy. Generally, these valuations utilize the market approach, or an option pricing model backsolve method, which is a valuation approach that can be used to determine the value of common shares for companies with complex capital structures in which there have not been any recent transactions involving common shares. Inputs include capitalization tables, investment past and future performance projections, time to exit, discount rate and volatility based upon an appropriate industry group. For the year-ended December 31, 2020, the Company recorded fair value increases of $10.5 million related to two market observable transactions of one investment. For the year-ended December 31, 2019, the Company recorded fair value increases of $13.4 million related to four market observable transactions for two investments.
In 2020 and 2019, as a result of a qualitative analysis indicating an impairment existed, the Company performed a quantitative analysis utilizing a probability weighted scenario model and determined certain investments were impaired. Model inputs include capitalization tables, investment past and future company performance projections, and discount rate. Based upon model outputs, impairments of $17.1 million and $1.5 million were recorded for the years-ended December 31, 2020 and 2019, respectively.
Refer to Note 15 for the results of the 2020 goodwill impairment testing.
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
Commercial mortgage loans on real estate: The fair value of commercial mortgage loans on real estate utilizes a third-party matrix pricing model. For fixed rate loans, the matrix process uses a yield buildup approach to create a pricing yield, with components for base yield, credit quality spread, property type spread, and a weighted average life spread. Floating rate loans are priced with a target quality spread over the swap curve. A dollar price for each loan is derived from the pricing yield or spread by a discounted cash flow methodology.
Other investments: Other investments include low income housing tax credits, business debentures, and credit tenant loans which are recorded at cost or amortized cost, as well as policy loans. The carrying value reported for these investments approximates fair value.
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
The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$754.3	$824.1			$824.1
Other investments	67.6	67.6	29.7		37.9
Other assets	23.3	23.3			23.3
Total financial assets	$845.2	$915.0	$29.7	$—	$885.3

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$529.3	$595.0			$595.0
Funds held under reinsurance	358.6	358.6	358.6
Debt	2,252.9	2,540.0		2,540.0
Total financial liabilities	$3,140.8	$3,493.6	$358.6	$2,540.0	$595.0

	December 31, 2019
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$815.0	$843.8	—	—	$843.8
Other investments	49.9	49.9	30.7	—	19.2
Other assets	28.9	28.9	—	—	28.9
Total financial assets	$893.8	$922.6	$30.7	—	$891.9

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$551.6	$588.4	—	—	$588.4
Funds held under reinsurance	319.4	319.4	319.4	—	—
Debt	2,006.9	2,190.6	—	2,190.6	—
Total financial liabilities	$2,877.9	$3,098.4	$319.4	$2,190.6	$588.4
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
11. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2020	2019
Insurance premiums receivable	$1,485.0	$1,632.9
Other receivables	85.2	75.2
Allowance for uncollectible amounts	(13.8)	(15.3)
Total	$1,556.4	$1,692.8
Effective January 1, 2020, the Company adopted the expected credit loss model for premiums and accounts receivable. Refer to Note 2 for additional information on the methodology and refer to Note 5 for the impact of adoption and a roll forward of the allowance balance for the year ended December 31, 2020.

12. Income Taxes
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
During the year ended December 31, 2020, the Company filed a refund claim for $198.4 million and recorded a $79.3 million tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of the net deferred tax asset of $107.1 million and an increase to the current receivable of $186.4 million. The Company accrued a $5.1 million after-tax interest benefit related to the refund from the carryback for the year ended December 31, 2020, included in the provision for income taxes in the consolidated statements of operations. The Company received the full amount of the refund plus interest in July 2020. The Company also recorded refundable employee retention tax credits of $5.2 million for the year ended December 31, 2020, respectively, included in underwriting, general and administrative expenses in the consolidated statements of operations, and has deferred the timing of payroll taxes as permitted by the CARES Act. The Company continues to assess the impact of this legislation and any changes that could have a potential impact on its financial position and results of operations.
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Pre-tax income:
Domestic	$373.2	$523.3	$215.8
Foreign	142.1	31.2	117.7
Total pre-tax income	$515.3	$554.5	$333.5

	Years Ended December 31,
	2020	2019	2018
Current expense (benefit):
Federal and state	$(164.3)	$19.7	$5.7
Foreign	45.3	58.5	53.8
Total current expense (benefit)	(119.0)	78.2	59.5
Deferred expense (benefit):
Federal and state	184.7	92.2	31.0
Foreign	6.9	(2.7)	(9.6)
Total deferred expense (benefit)	191.6	89.5	21.4
Total income tax expense (benefit)	$72.6	$167.7	$80.9

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Federal income tax rate:	21.0%	21.0%	21.0%
Reconciling items:
Non-taxable investment income	(0.5)	(0.6)	(1.2)
Foreign earnings (1)	1.6	0.8	3.5
Non-deductible compensation	0.8	0.7	0.9
Tax reform deferred revaluation (2)	—	—	0.5
Goodwill impairment (3)	5.6	—	—
Change in valuation allowance (4)	1.3	8.7	(0.5)
Net operating loss carryback - CARES Act (5)	(15.7)	—	—
Other	—	(0.4)	0.1
Effective income tax rate:	14.1%	30.2%	24.3%

(1)Results for 2020, 2019, and 2018 primarily include the impact of foreign earnings taxed at different rates. In addition, 2018 reflects a benefit of 2.8% related to international reorganizations.
(2)The U.S. Tax Cuts and Jobs Act (the “TCJA”) reduced the corporate tax rate to 21%, effective January 1, 2018. The Company recorded an adjustment to its original estimate of $1.5 million in 2018, which had a 0.5% impact to the effective tax rate.
(3)In 2020, the Company recorded an impairment on goodwill and thus had a permanent tax adjustment of $28.9 million.
(4)The change in valuation allowance in 2019 is primarily related to the valuation allowance of $49.7 million established on the deferred taxes that arose related to losses incurred on our investment in Iké. The change in valuation allowance in 2020 is primarily related to an additional valuation allowance of $6.7 million related to Iké. The change in valuation allowance in 2018 was due to movements in valuation allowances in other foreign subsidiaries.
(5)The CARES Act includes a five year net operating loss (“NOL”) carryback provision, which enabled the Company to benefit from certain losses and remeasure certain deferred tax assets and liabilities at the former federal tax rate of 35%. In 2020, the Company recorded a tax benefit related to the NOL carryback provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$(12.5)	$(11.8)	$(6.7)
Additions based on tax positions related to the current year	(0.5)	(0.5)	(2.5)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(2.7)	(0.4)	(4.1)
Reductions for tax positions of prior years	0.1	0.2	0.6
Lapses	—	—	0.9
Balance at end of year	$(15.6)	$(12.5)	$(11.8)

Total unrecognized tax benefits of $17.9 million, $14.0 million and $13.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $1.5 million, $0.7 million and $0.4 million, respectively, of interest expense related to income tax matters. The Company had $1.8 million, $0.8 million and $0.5 million of interest accrued as of December 31, 2020, 2019 and 2018, respectively. The Company had $0.8 million of penalties accrued as of December 31, 2020, 2019 and 2018.
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
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2020	2019
Deferred Tax Assets
Policyholder and separate account reserves	$808.1	$1,063.5
Net operating loss carryforwards	53.8	147.0
Investments, net	91.1	57.3
Credit carryforwards	33.0	38.0
Employee and post-retirement benefits	25.5	32.8
Compensation related	29.9	31.6
Capital loss carryforwards	9.8	3.1
Other	54.1	123.3
Total deferred tax assets	1,105.3	1,496.6
Less valuation allowance	(27.6)	(76.6)
Deferred tax assets, net of valuation allowance	1,077.7	1,420.0
Deferred Tax Liabilities
Deferred acquisition costs	(1,211.2)	(1,472.0)
Net unrealized appreciation on securities	(413.3)	(274.0)
Intangible assets	(105.8)	(67.5)
Total deferred tax liabilities	(1,730.3)	(1,813.5)
Net deferred income tax liabilities	$(652.6)	$(393.5)

A cumulative valuation allowance of $27.6 million existed as of December 31, 2020 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
Other than for certain wholly owned Canadian and Latin American subsidiaries, the Company plans to indefinitely reinvest the earnings in other jurisdictions. Under current U.S. tax law, no material income taxes are anticipated on future repatriation of earnings. Therefore, deferred taxes have not been provided.
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

The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2020	2019
Federal net operating loss carryforwards (1)	$66.8	$509.8
Foreign net operating loss carryforwards (2)	162.4	170.0
(1)All NOLs as of December 31, 2019 were used during the year and carried back under the CARES Act. New NOLs were recorded during the year ended December 31, 2020 due to the acquisition of HYLA. $58.7 million of net operating losses as of December 31, 2020 expire between 2030 and 2036 and $8.1 million has an unlimited carryforward.
(2)Of the $162.4 million as of December 31, 2020, $44.5 million expires between 2021 and 2040 and $117.9 million has an unlimited carryforward period.

13. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2020	2019	2018
Beginning balance	$6,668.0	$5,103.0	$3,484.5
Costs deferred	3,736.1	3,747.3	3,094.0
Amortization	(2,830.6)	(2,182.3)	(1,475.5)
Ending balance	$7,573.5	$6,668.0	$5,103.0

14. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2020	2019
Land	$10.9	$10.9
Buildings and improvements	248.6	238.4
Furniture, fixtures and equipment	581.3	512.9
Total	840.8	762.2
Less accumulated depreciation	(347.5)	(328.5)
Total	$493.3	$433.7

During the year ended December 31, 2019, the Company recorded a $7.4 million loss on assets held for sale associated with an office building previously used as the headquarters for a business in runoff. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $60.0 million, $55.3 million and $39.0 million, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

15. Goodwill
The Company has assigned goodwill to its reporting units for impairment testing purposes. The Company has five reporting units consisting of three reporting units within the Global Lifestyle operating segment, including Connected Living, Global Automotive and Global Financial Services, as well as Global Housing and Global Preneed (whereby the reporting unit for impairment testing was at the operating segment level). The Corporate and Other segment is not assigned any goodwill.
Global Preneed Goodwill Impairment
During the third quarter of 2020, the Company identified impairment indicators impacting the fair value of the Global Preneed reportable segment in connection with exploring strategic alternatives for the Global Preneed business, including the possible sale of the business, to focus on opportunities within the Global Lifestyle and Global Housing segments. Such impairment indicators included the evaluation of the long-term economic performance of the segment in light of further expected declines in interest rates from the resurgence of COVID-19 cases. As interest rates are critical to the performance of the business, the anticipated long-term declines in interest rates were expected to have adverse impacts on existing business and cause significant challenges to profitability from new business. The overall expected adverse impact to the business in the segment was an important indicator that triggered the requirement for an interim goodwill impairment analysis in the third quarter of 2020. As a result, an updated fair value assessment was completed based on how a market participant would consider the long-term outlook for business performance, long-term forecasts of the interest rate environment and its impact on the fair value of liabilities.
The fair value of the reportable segment was determined using a discounted cash flow method which calculated the present value of future earnings developed from projected earnings arising from existing and new business and considered all aspects of the business including investment assumptions of asset portfolios. The fair value calculated in the third quarter of 2020 was lower than the carrying value of the reportable segment, resulting in the pre-tax and after-tax impairment charge of the entire goodwill of $137.8 million related to the segment. The goodwill impairment charge is reported separately in the consolidated statements of operations for the year ended December 31, 2020, with a corresponding reduction to goodwill in the consolidated balance sheet as of December 31, 2020.
Quantitative Impairment Testing
For the annual October 1, 2020 goodwill impairment test, the Company performed quantitative tests for all reporting units with goodwill (Connected Living, Global Automotive, Global Financial Services, and Global Housing).
The following describes the various valuation methodologies used in the quantitative test which were weighted using our judgment as to which were the most representative in determining the estimated fair value of the reporting units.
A Dividend Discount Method (“DDM”) was used to value each of the reporting units based upon the present value of expected cash flows available for distribution over future periods. Cash flows were estimated for a discrete projection period based on detailed assumptions, and a terminal value was calculated to reflect the value attributable to cash flows beyond the discrete period. Cash flows and the terminal value were then discounted using each reporting unit’s estimated cost of capital. The estimated fair value of each reporting unit represented the sum of the discounted cash flows and terminal value.
A Guideline Company Method, in which we identified a group of peer companies that have similar operations to the reporting unit, was used; however, direct peer comparisons for the reporting units were limited given the diversity of the products and services within the businesses. This method was used to value each reporting unit based upon its relative performance to peer companies, based on several measures, including price to trailing 12-month earnings, price to projected earnings, price to tangible net worth and return on equity.
A Guideline Transaction Method was not used in the valuations due to the impact of COVID-19 on the markets in 2020 and the absence of sufficient observable transactions post COVID-19.
While DDM and Guideline Company valuation methodologies were considered in assessing fair value, the DDM was weighted more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise, and also considering the lack of directly-comparable peer companies. Based on the quantitative assessment performed as of October 1, 2020, the Company concluded that the estimated fair values of each reporting unit exceeded their respective book values and therefore determined that goodwill was not impaired.
A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Global Preneed	Consolidated
Balance at December 31, 2018 (2)	$1,804.7	$379.5	$137.6	$2,321.8
Acquisitions	20.2	—	—	20.2
Foreign currency translation and other	1.0	—	0.4	1.4
Balance at December 31, 2019 (2)	1,825.9	379.5	138.0	2,343.4
Acquisitions (3)	374.6	—	—	374.6
Impairments	—	—	(137.8)	(137.8)
Foreign currency translation and other	9.3	—	(0.2)	9.1
Balance at December 31, 2020 (2)	$2,209.8	$379.5	$—	$2,589.3

(1)As of December 31, 2020, $715.2 million, $1,421.3 million and $73.3 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively. As of December 31, 2019, $461.5 million, $1,291.7 million and $72.7 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively.
(2)Consolidated goodwill reflects $1,405.9 million of accumulated impairment loss at December 31, 2020, and $1,268.1 million of accumulated impairment losses at December 31, 2019 and 2018.
(3)Includes goodwill from the HYLA and AFAS acquisitions (refer to Note 3), as well as goodwill from several less significant transactions.

16. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$2,004.3	$3,157.8	$24.4
Additions (adjustments)	—	(4.0)	3,972.6
Amortization, net of interest accrued	(842.0)	(1,127.4)	(825.2)
Foreign currency translation and other	(5.8)	(22.1)	(14.0)
Ending balance	$1,156.5	$2,004.3	$3,157.8
As of December 31, 2020, the outstanding VOBA balance is primarily attributable to the TWG acquisition within the Global Lifestyle segment.
As of December 31, 2020, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2021	$537.6
2022	331.0
2023	192.3
2024	86.6
2025	4.0
Thereafter	5.0
Total	$1,156.5
Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2020			2019
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Contract based intangibles (1)	$432.0	$(51.0)	$381.0	$437.0	$(41.3)	$395.7
Customer related intangibles	519.5	(306.2)	213.3	382.0	(285.4)	96.6
Marketing related intangibles	10.1	(3.5)	6.6	5.6	(5.6)	—
Technology based intangibles	117.6	(22.3)	95.3	62.0	(14.1)	47.9
Total	$1,079.2	$(383.0)	$696.2	$886.6	$(346.4)	$540.2
(1)As of December 31, 2020 and 2019, contract based intangibles included $13.7 million of indefinite-lived intangible assets.

Total amortization of other intangible assets for the years ended December 31, 2020, 2019 and 2018 was $73.9 million, $62.2 million and $77.9 million, respectively.
Other intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their useful lives. The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Amount
2021	$86.0
2022	76.3
2023	76.0
2024	69.0
2025	64.7
Thereafter	310.5
Total other intangible assets with finite lives	$682.5

17. Reserves
Short Duration Contracts
Continuing Business (Global Lifestyle and Global Housing)
The Company’s short duration contracts include products and services within the Global Lifestyle and Global Housing segments. The main product lines for Global Lifestyle include extended service contracts, vehicle service contracts, mobile device protection and credit insurance, and for Global Housing the main product lines include lender-placed homeowners and flood, Multifamily Housing and manufactured housing.
Total IBNR reserves are determined by subtracting case basis incurred losses from the ultimate loss and loss adjustment expense estimates. Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods employed by the Company include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson methods. Reportable catastrophe losses are analyzed and reserved for separately using a frequency and severity approach. The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, loss development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and an estimate of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors and is typically more applicable to products experiencing greater variability in incurred to paid ratios.
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
Disposed and Runoff Short Duration Insurance Lines
Short duration contracts within the disposed business include certain medical policies no longer offered and Assurant Employee Benefits policies disposed of via reinsurance. Reserves and reinsurance recoverables for previously disposed business are included in the consolidated balance sheets. See Note 18 for additional information.
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

For business issued during the years ended December 31, 2020 and 2019, discount rates ranged between 1.25% and 4.00%. Death benefit increases for business issued during the years ended December 31, 2020 and 2019 ranged between 0.0% and 3.6%. Canadian annuity products typically have surrender charges that vary by product series and premium paying period. Surrender charges on U.S. annuity contracts generally range from 7.0% to 0.0% and grade to zero over a period of seven years.
Disposed and Runoff Long Duration Insurance Lines
The Company has long-term care exposures which are fully reinsured within the disposed business. The Company also has universal life and annuity products that are no longer offered and are in runoff. Reserves have been established based on the following assumptions. Interest rates credited on annuities were at guaranteed rates, ranging from 3.5% to 4.0%, except for a limited number of policies with guaranteed crediting rates of 4.5%. All annuity policies are past the surrender charge period. Crediting interest rates on universal life fund are at guaranteed rates of 4.0% to 4.1%. Universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.
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

	Years Ended December 31,
	2020	2019	2018
Claims and benefits payable, at beginning of year (1)	$2,687.7	$2,813.7	$3,782.2
Less: Reinsurance ceded and other	(1,900.0)	(2,053.7)	(3,193.3)
Net claims and benefits payable, at beginning of year	787.7	760.0	588.9
Acquired reserves as of acquisition date (2)	—	—	140.7
Incurred losses and loss adjustment expenses related to:
Current year	2,590.1	2,670.9	2,353.0
Prior years	(40.8)	(16.2)	(7.4)
Total incurred losses and loss adjustment expenses	2,549.3	2,654.7	2,345.6
Paid losses and loss adjustment expenses related to:
Current year	2,019.9	2,097.8	1,887.1
Prior years	519.9	529.2	428.1
Total paid losses and loss adjustment expenses	2,539.8	2,627.0	2,315.2
Net claims and benefits payable, at end of year	797.2	787.7	760.0
Plus: Reinsurance ceded and other (3)	1,862.3	1,900.0	2,053.7
Claims and benefits payable, at end of year (3)	$2,659.5	$2,687.7	$2,813.7
(1)Claims and benefits payable and related reinsurance ceded were reduced by $730.0 million in December 2018 as a result of the sale of Time Insurance Company, a legal entity associated with the previously exited Assurant Health business.
(2)Acquired reserves from TWG include $419.9 million of gross claims and benefits payable and $279.2 million of ceded claims and benefits payable. The reserve roll forward includes the activity of TWG for the relevant periods since the acquisition date.
(3)Includes reinsurance recoverables and claims and benefits payable of $95.8 million, $86.8 million and $119.8 million as of December 31, 2020, 2019 and 2018, respectively, which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company experienced net favorable prior year development in each of the years ended December 31, 2020, 2019 and 2018. A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2020	2019	2018
Global Lifestyle	$(27.6)	$(24.0)	$(16.6)
Global Housing	(8.0)	13.6	16.3
Global Preneed	(0.3)	(0.3)	(0.5)
All Other	(4.9)	(5.5)	(6.6)
Total	$(40.8)	$(16.2)	$(7.4)

Global Lifestyle experienced net favorable loss development in each of the years ended December 31, 2020, 2019 and 2018. Global Lifestyle experienced similar amounts of net favorable development in 2020 and 2019 of $27.6 million and $24.0 million, respectively, which increased from 2018 due to increased business volume resulting from the acquisition of TWG in May 2018. Global Housing experienced net favorable development of $8.0 million in 2020 primarily attributable to prior year reportable catastrophes. Global Housing experienced net unfavorable development in 2019 and 2018 primarily due to higher than expected losses from Hurricane Maria. A more detailed explanation of the claims development from Global Lifestyle and Global Housing is presented below, including claims development by accident year. Reserves for the longer-tail property coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for incurred claims in prior years.
The following tables represent the Global Lifestyle and Global Housing segments’ incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2020. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances in Global Lifestyle and Global Housing.
The following factors are relevant to the loss development information included in the tables below:
•Table Presentation: The tables are organized by accident year. For certain categories of claims and for reinsurance recoverables, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables below. Predominantly, the Company writes short-tail lines that are written on occurrence basis. Five years of claims development information is provided since most of the claims are fully developed after five years, as shown in the average payout ratio tables.
•Table Groupings: The groupings have homogeneous risk characteristics with similar development patterns and would generally be subject to similar trends and reflect our reportable segments.
•Impact of Reinsurance: The reinsurance program varies by exposure type. Historically, the Company has leveraged facultative and treaty reinsurance, both on pro-rata and excess of loss basis. The reinsurance program may change from year to year, which may affect the comparability of the data presented in the tables.
•IBNR: Includes development from past reported losses in IBNR.
•Information excluded from tables: Unallocated loss adjustment expenses are excluded from the tables.
•Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rates at December 31, 2020. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
•Acquisitions: Includes acquisitions from all accident years presented in the tables. For purposes of this disclosure, we have applied the retrospective method for the acquired reserves, including incurred and paid claim development histories throughout the relevant tables. It should be noted that historical reserves for the acquired business were established by the acquired companies using methods, assumptions and procedures then in effect which may differ from our current reserving bases. Accordingly, it may not be appropriate to extrapolate future reserve adequacy based on the aggregated historical results shown in the tables.
•Dispositions: Excludes dispositions from all accident years presented in the tables.
•Claim counts: Considers a reported claim to be one claim for each claimant or feature for each loss occurrence. Reported claims for losses from assumed reinsurance contracts are not available and hence not included in the reported claims. There are limitations that should be considered on the reported claim count data in the tables below, including:
◦Claim counts are presented only on a reported (not an ultimate) basis;

◦The tables below include lines of business and geographies at a certain aggregated level which may indicate different frequency and severity trends and characteristics, and may not be as meaningful as the claim count information related to the individual products within those lines of business and geographies;
◦Certain lines of business are more likely to be subject to occurrences involving multiple claimants and features, which can distort measures based on the reported claim counts in the table below; and
◦Reported claim counts are not adjusted for ceded reinsurance, which may distort the measure of frequency or severity.
•Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2020 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.
Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2020
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020
2016	$1,113.2	$1,085.2	$1,092.1	$1,092.9	$1,092.6	$0.3	11,221,288
2017		1,214.2	1,191.8	1,191.4	1,191.5	1.0	10,378,241
2018			1,393.2	1,368.5	1,362.0	6.8	9,797,399
2019				1,540.1	1,519.1	12.3	10,088,185
2020					1,474.3	160.5	9,123,552
				Total	$6,639.5

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020
2016	$915.6	$1,074.1	$1,082.2	$1,085.3	$1,086.9
2017		990.2	1,176.2	1,183.0	1,185.3
2018			1,163.7	1,341.7	1,351.9
2019				1,311.1	1,497.5
2020					1,246.6
Total					$6,368.2
Outstanding claims and benefits payable before 2016, net of reinsurance					9.4
Claims and benefits payable, net of reinsurance					$280.7

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
85.0%	13.9%	0.7%	0.2%	0.2%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

Using the December 31, 2020 foreign exchange rates for all years, Global Lifestyle experienced $27.6 million of net favorable loss development for the year ended December 31, 2020, compared to net favorable loss development of $24.0 million and $16.6 million for the years ended December 31, 2019 and 2018, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2016. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
For the year ended December 31, 2020, the net favorable development from Global Lifestyle was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Growth in new business contributed to the net favorable development in 2020, as more claims data supported an adjustment to initial estimated loss rates. Growth areas that contributed to the net favorable development included vehicle service contracts sold in North America and extended service contracts sold across Asia Pacific. For the year ended December 31, 2019, favorable development was primarily from mobile device protection products and extended service contract products written in North America. In particular, new mobile business was favorable relative to prior expectations. For the year ended December 31, 2018, favorable development was attributable to extended service contracts sold in the United States, lower than expected frequency for credit insurance sold in Canada and Puerto Rico, and lower than expected frequency and severity of mobile device protection products sold in South America.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year were $0.5 million, $(0.4) million, and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2020
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020
2016	$852.8	$835.1	$839.9	$843.2	$842.6	$2.4	201,359
2017		965.3	977.0	991.8	987.3	17.1	251,921
2018			918.5	916.6	916.6	12.2	201,894
2019				854.7	852.4	56.8	200,508
2020					858.7	234.8	188,785
				Total	$4,457.6

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2016 Unaudited	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020
2016	$599.4	$781.6	$817.6	$832.5	$838.5
2017		701.1	902.7	943.5	963.5
2018			622.8	854.9	893.8
2019				546.6	763.1
2020					557.1
Total					$4,016.0
Outstanding claims and benefits payable before 2016, net of reinsurance					4.0
Claims and benefits payable, net of reinsurance					$445.6

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
69.3%	23.7%	4.3%	1.9%	0.7%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim frequency is determined at a claimant reporting level. Depending on the nature of the product and related coverage triggers, it is possible for a claimant to contribute multiple claim counts in a given policy period. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

For the year ended December 31, 2020, Global Housing experienced $8.0 million of net favorable loss development, compared to unfavorable net loss development of $13.6 million and $16.3 million for the years ended December 31, 2019 and 2018, respectively. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2016. For the year ended December 31, 2020, the net favorable development for Global Housing was primarily attributable to a reserve release from Hurricane Maria in response to settling claims for less than expected. This follows two years of reserve increase for Maria, where severity trends had been outpacing initial assumptions. Net development excluding reportable catastrophes was flat as favorable claim frequency trends on lender-placed homeowners and other products were offset by unfavorable development from sharing economy products. For the year ended December 31, 2019, Global Housing experienced net unfavorable development in accident year 2017 due to rising severity trends from Hurricane Maria leading to an $11.3 million increase. Non-catastrophe claims were higher than expected in accident year 2018 due to higher than expected losses from small commercial and sharing economy products. For the year ended December 31, 2018, Global Housing experienced net unfavorable development from Hurricane Maria of $18.4 million as projected losses exceeded available reinsurance limits. Excluding catastrophes, favorable development decreased due to rising severity trends for water damage and non-catastrophe related weather claims on lender-placed homeowners products.
Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2020
Net outstanding liabilities
Global Lifestyle	$280.7
Global Housing	445.6
Other short-duration insurance lines (1)	23.7
Disposed business short-duration insurance lines (Assurant Health)	2.5
Claims and benefits payable, net of reinsurance	752.5

Reinsurance recoverable on unpaid claims
Global Lifestyle (2)	446.5
Global Housing	197.3
Other short-duration insurance lines (1)	3.1
Disposed business short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	471.0
Total reinsurance recoverable on unpaid claims	1,117.9

Insurance lines other than short-duration (3)	780.3
Unallocated claim adjustment expense	8.8
Total claims and benefits payable	$2,659.5
(1)Asbestos and pollution reserves represents $19.1 million of the other short-duration insurance lines, with $3.1 million recoveries.
(2)Disposed of property and casualty business represents $201.9 million of the $446.5 million in reinsurance recoverables for Global Lifestyle.
(3)Amount consists of certain long-duration contract exposures, primarily disabled life reserves of the long-term care business which are fully ceded through reinsurance. Refer to Note 2 for further details.

18. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of the dates indicated:

	December 31,
	2020	2019
Ceded future policyholder benefits and expense	$3,316.9	$3,329.3
Ceded unearned premium	4,579.8	4,248.1
Ceded claims and benefits payable	1,856.7	1,895.5
Ceded paid losses	86.5	120.5
Total	$9,839.9	$9,593.4

A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2020 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$1,986.9	$89.3	$1,275.0	$8.5	$3,359.7
A or A-	123.6	103.3	75.9	27.8	330.6
B++ or B+	488.3	17.6	19.5	0.3	525.7
Not Rated (1)	741.6	4,369.6	488.5	50.5	5,650.2
Total	3,340.4	4,579.8	1,858.9	87.1	9,866.2
Less: Allowance	(23.5)	—	(2.2)	(0.6)	(26.3)
Net reinsurance recoverable	$3,316.9	$4,579.8	$1,856.7	$86.5	$9,839.9
(1)Not Rated ceded claims and benefits payable included reinsurance recoverables of $95.8 million as of December 31, 2020 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

The Company has used reinsurance to exit certain businesses, including the Assurant Employee Benefits business and blocks of individual life, annuity, and long-term care business. The reinsurance recoverables relating to these dispositions amounted to $4.80 billion as of December 31, 2020, of which $4.42 billion was attributable to the four reinsurers with the largest reinsurance recoverable balances relating to these dispositions: Sun Life, John Hancock, Talcott Resolution (formerly owned by The Hartford) and Employers Reassurance Corporation (“ERAC”). The A.M. Best financial strength ratings of the first three reinsurers was A+, A+ and B++, respectively. A.M. Best currently maintains a stable outlook on the financial strength ratings of Sun Life, John Hancock and Talcott Resolution. A.M. Best withdrew its rating for ERAC in 2019. General Electric Company (“GE”), the ultimate parent of ERAC, has a capital maintenance agreement in place to maintain ERAC’s risk-based capital (“RBC”) ratios at an acceptable regulatory level, which has been maintained in recent years through capital infusions into ERAC. Most of the assets backing reserves relating to reinsurance recoverables from Sun Life, John Hancock and Talcott Resolution are held in trust. There are no assets or other collateral backing reserves relating to reinsurance recoverables from ERAC.
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
Effective January 1, 2020, the Company adopted the expected credit loss model for reinsurance recoverables. Refer to Note 2 for additional information on the methodology and refer to Note 5 for the impact of adoption and a roll forward of the allowance balance for the year ended December 31, 2020. Prior to January 1, 2020, an allowance for doubtful accounts related to reinsurance recoverables was recorded on the basis of periodic evaluations of balances due from reinsurers (net of collateral), reinsurer solvency, management’s experience and current economic conditions.
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2020			2019			2018
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$240.3	$14,927.8	$15,168.1	$244.9	$14,192.4	$14,437.3	$412.8	$11,291.0	$11,703.8
Premiums assumed	1.5	133.3	134.8	3.0	213.8	216.8	3.3	150.0	153.3
Premiums ceded	(165.9)	(6,794.3)	(6,960.2)	(175.9)	(6,458.2)	(6,634.1)	(346.0)	(5,354.2)	(5,700.2)
Net earned premiums	$75.9	$8,266.8	$8,342.7	$72.0	$7,948.0	$8,020.0	$70.1	$6,086.8	$6,156.9
Direct policyholder benefits	$779.8	$5,647.7	$6,427.5	$916.0	$5,479.6	$6,395.6	$1,252.8	$5,050.1	$6,302.9
Policyholder benefits assumed	12.0	122.3	134.3	13.1	213.4	226.5	14.9	93.9	108.8
Policyholder benefits ceded	(501.0)	(3,511.5)	(4,012.5)	(651.6)	(3,315.8)	(3,967.4)	(995.7)	(3,073.4)	(4,069.1)
Net policyholder benefits	$290.8	$2,258.5	$2,549.3	$277.5	$2,377.2	$2,654.7	$272.0	$2,070.6	$2,342.6

The Company had $513.8 million and $534.4 million of invested assets held in trusts or by custodians as of December 31, 2020 and 2019, respectively, for the benefit of others related to certain reinsurance arrangements.
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
If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts and/or the separate accounts, if any, would be insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverable from Sun Life was $520.4 million and $606.1 million as of December 31, 2020 and 2019, respectively. The reinsurance recoverable from Talcott Resolution was $499.6 million and $511.2 million as of December 31, 2020 and 2019, respectively. The reinsurance recoverable from John Hancock was $2.55 billion and $2.49 billion as of December 31, 2020 and 2019, respectively.
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
As of December 31, 2020, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of Sun Life, Talcott Resolution or John Hancock that reinsure the Assurant Employee Benefits, Fortis Financial Group and Long-Term Care businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.
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
19. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$50.0	$50.0	$50.0	$49.9
4.00% Senior Notes due March 2023	350.0	348.9	350.0	348.5
4.20% Senior Notes due September 2023	300.0	298.4	300.0	297.8
4.90% Senior Notes due March 2028	300.0	297.2	300.0	296.8
3.70% Senior Notes due February 2030	350.0	347.0	350.0	346.8
6.75% Senior Notes due February 2034	275.0	272.3	275.0	272.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.4	400.0	395.0
5.25% Subordinated Notes due January 2061	250.0	243.7	—	—
Total Debt		$2,252.9		$2,006.9
(1)Bears floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
(2)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

For the years ended December 31, 2020, 2019 and 2018, interest expense was $104.5 million, $110.6 million and $100.3 million, respectively. Interest expense includes derivative related activities described in the interest rate derivatives section below. There was $31.8 million and $30.2 million of accrued interest at December 31, 2020 and 2019, respectively.
Debt Issuances
Recent Issuances
2061 Subordinated Notes: In November 2020, the Company issued subordinated notes due January 2061 with a principal amount of $250.0 million, which bear interest at an annual rate of 5.25% (the “2061 Subordinated Notes”). Interest is payable quarterly in arrears beginning in April 2021. On or after January 2026, the Company may redeem the 2061 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest, provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to January 2026, the Company may redeem the 2061 Subordinated Notes in whole but not in part, within 90 days after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2061 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event, 102% of their principal amount and (ii) with respect to a tax event or a regulatory capital event, their principal amount plus accrued and unpaid interest. See below, under 2048 Subordinated Notes (as defined below), for more information on terms applicable to both series.
The Company used the net proceeds of $243.7 million from the 2061 Subordinated Notes, along with cash on hand, to finance the acquisition of HYLA. See Note 3 for additional information on the acquisition.
Senior Notes
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
In March 2018, the Company issued the following three series of senior notes with an aggregate principal amount of $900.0 million:
•2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount, bears floating interest rate equal to three-month LIBOR plus 1.25% (1.50% as of December 31, 2020) and matures in March 2021. Interest on the 2021 Senior Notes is payable quarterly. Commencing on or after March 2019, the Company may redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, the Company redeemed $250.0 million of the $300.0 million then outstanding aggregate principal amount of the 2021 Senior Notes, plus accrued and unpaid interest to the redemption date.
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

In February 2004, the Company issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, the Company completed a cash tender offers of $100.0 million each in aggregate principal amount of such senior notes. A loss on extinguishment of debt of $31.4 million was reported for the year ended December 31, 2019.
Other Subordinated Notes
2048 Subordinated Notes: In March 2018, the Company issued fixed-to-floating rate subordinated notes due March 2048 with principal amount of $400.0 million (the “2048 Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The 2048 Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, the Company may redeem the 2048 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest, provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, the Company may redeem the 2048 Subordinated Notes in whole but not in part, within 90 days after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2048 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event, 102% of their principal amount and (ii) with respect to a tax event or a regulatory capital event, their principal amount plus accrued and unpaid interest.
In addition, so long as no event of default with respect to the 2048 Subordinated Notes and 2061 Subordinated Notes (together, the “Subordinated Notes”) has occurred and is continuing, the Company has the right, on one or more occasions, to defer the payment of interest on the Subordinated Notes for one or more consecutive interest periods for up to five years as described in the global note representing the Subordinated Notes. During a deferral period, interest will continue to accrue on the Subordinated Notes at the then-applicable interest rate. At any time when the Company has given notice of its election to defer interest payments on the Subordinated Notes, the Company generally may not make payments on or redeem or purchase any shares of the Company’s capital stock or any of its debt securities or guarantees that rank upon the Company’s liquidation on a parity with or junior to the Subordinated Notes, subject to certain limited exceptions.
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
In March 2020, the Company drew down $200.0 million from its Credit Facility as a precautionary measure to strengthen its liquidity position and capital flexibility due to the uncertainty caused by the COVID-19 pandemic. The initial interest period for the loan ended in June 2020 and bore a floating interest rate equal to three-month LIBOR plus 1.50% per annum. Upon expiration of the initial interest period, the Company continued the $200.0 million loan for an additional month bearing a floating interest rate equal to one-month LIBOR plus 1.50% per annum. The Company repaid the full $200.0 million loan in July 2020. Total interest expense on the $200.0 million draw for the year ended December 31, 2020 was $1.7 million.
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $445.5 million was available at December 31, 2020, and $4.5 million letters of credit were outstanding.
The Company did not use the commercial paper program during the years ended December 31, 2020 or 2019 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2020 or 2019. Besides the aforementioned draw down, the Company made no borrowings using the Credit Facility during the years ended December 31, 2020 or 2019 and no loans were outstanding as of December 31, 2020 or 2019.
Covenants
The Credit Facility contains restrictive covenants including, but not limited to:

(i)Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0, subject to certain exceptions; and
(ii)Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) the greater of 70% of the Company’s consolidated adjusted net worth on the date of the closing of the TWG acquisition and $2.72 billion, (b) 25% of consolidated net income for each fiscal quarter (if positive) beginning with the first fiscal quarter ending after the date of the closing of the TWG acquisition and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities, received after the closing of the TWG acquisition.
In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the Subordinated Notes on an effective yield basis. The amortization of the deferred gain for the years ended December 31, 2020, 2019 and 2018 was $3.0 million, $3.0 million and $2.2 million, respectively. The remaining deferred gain as of December 31, 2020 and 2019 was $18.6 million and $21.5 million, respectively. Additionally, the Company expensed $8.6 million of the premium paid for the derivatives as a component of interest expense for the year ended December 31, 2018.

20. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2020	2019	2018
Shares of common stock outstanding, beginning	59,945,893	61,908,979	52,417,812
Issuance of shares of common stock for TWG acquisition	—	—	10,399,862
Vested restricted stock and restricted stock units, net (1)	213,569	248,333	170,426
Issuance related to performance share units (1)	157,155	117,581	110,137
Issuance related to ESPP	90,166	88,498	80,425
Shares of common stock repurchased	(2,438,975)	(2,417,498)	(1,269,683)
Shares of common stock outstanding, ending	57,967,808	59,945,893	61,908,979

(1)Vested restricted stock, restricted stock units and performance share units are shown net of shares of common stock retired to cover participant income tax liabilities.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B common stock and 400,001 shares of Class C common stock are authorized but have not been issued.
Stock Repurchase
On November 5, 2018, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $600.0 million aggregate cost at purchase of its outstanding common stock.
During the year ended December 31, 2020, the Company repurchased 2,438,975 shares of the Company’s outstanding common stock at a cost of $299.8 million, exclusive of commissions, leaving $186.5 million remaining under the November 2018 repurchase authorization at December 31, 2020. During the years ended December 31, 2019 and 2018, the Company repurchased 2,417,498 and 1,269,683 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $274.9 million and $132.3 million, respectively.
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
Each outstanding share of MCPS will convert automatically on March 15, 2021 into between 0.9398 (the “minimum conversion rate”) and 1.1277 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to March 2021, holders may elect to convert each share of MCPS into shares of common stock at the minimum conversion rate or in the event of a fundamental change at the specified rates defined in the Certificate of Designations of the MCPS.
Dividends on the MCPS will be payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash or, subject to certain limitations, in shares of the Company’s common stock, or in any combination of cash and shares of the Company’s common stock quarterly, commencing in June 2018 and ending in March 2021. No dividend or distribution may be declared or paid on common stock or any other class or series of junior stock, and no common stock or any other class or series of junior stock or parity stock may be purchased, redeemed or otherwise acquired for consideration unless all accumulated and unpaid dividends on the MCPS for all preceding dividend periods have been declared and paid in full, subject to certain limited exceptions. The Company paid preferred stock dividends of $18.7 million for the years ended December 31, 2020 and 2019.

21. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
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
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares of common stock a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2020, 2019 and 2018 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2020 and 2019 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating earnings per diluted share, excluding reportable catastrophes, as the two equally weighted performance measures for PSU awards in 2020 and 2019. Total shareholder return is defined as appreciation in Company’s common stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating earnings per diluted common share, excluding reportable catastrophes, is a Company-specific profitability metric and is defined as the Company’s net operating earnings, excluding reportable catastrophes, divided by the number of fully diluted common shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date and is not tied to the performance of peer companies.
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
 Restricted Stock Units
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2019	749,954	$95.69
Grants (1)	340,879	96.33
Vests (2)	(320,354)	96.10
Forfeitures and adjustments	(46,753)	97.90
Restricted stock units outstanding at December 31, 2020	723,726	$95.67
Restricted stock units vested, but deferred at December 31, 2020	63,755	$76.95
(1)The weighted average grant date fair value for RSUs granted in 2019 and 2018 was $102.86 and $93.20, respectively.
(2)The total fair value of RSUs vested was $32.3 million, $38.4 million and $25.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
RSU compensation expense	$29.4	$29.5	$36.0
Income tax benefit	(5.2)	(5.3)	(6.5)
RSU compensation expense, net of tax	$24.2	$24.2	$29.5

As of December 31, 2020, there was $21.0 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 0.99 years.
Performance Share Units
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding at December 31, 2019	622,010	$112.38
Grants (1)	303,204	87.53
Vests (2)	(256,607)	112.10
Performance adjustment (3)	42,884	111.11
Forfeitures and adjustments	(37,392)	107.59
Performance share units outstanding at December 31, 2020	674,099	$101.45

(1)The weighted average grant date fair value for PSUs granted in 2019 and 2018 was $105.23 and $123.51, respectively.

(2)The total fair value of PSUs vested was $24.9 million, $19.7 million and $16.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.

PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the financial performance objectives to be determined at the end of the prospective performance period. The actual number of PSUs to be issued at the end of each performance period will range from 0% to 200% of the initial target awards.
The following table shows a summary of PSU activity during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
PSU compensation expense	$26.5	$23.2	$19.6
Income tax benefit	(2.6)	(2.7)	(3.1)
PSU compensation expense, net of tax	$23.9	$20.5	$16.5

As of December 31, 2020, there was $19.9 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.86 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2020, 2019 and 2018 were based on the historical prices of the Company’s common stock and peer group. The expected term for grants issued during the years ended December 31, 2020, 2019 and 2018 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the years ended December 31,
	2020	2019	2018
Expected volatility	27.23%	20.92%	23.17%
Expected term (years)	2.79	2.80	2.46
Risk free interest rate	0.41%	2.40%	2.64%

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
In January 2021, the Company issued 59,753 shares of common stock at a discounted price of $90.96 for the offering period of July 1, 2020 through December 31, 2020. In January 2020, the Company issued 39,645 shares of common stock at a discounted price of $98.09 for the offering period of July 1, 2019 through December 31, 2019.
In July 2020, the Company issued 50,521 shares of common stock to employees at a discounted price of $92.96 for the offering period of January 1, 2020 through June 30, 2020. In July 2019, the Company issued 45,515 shares of common stock to employees at a discounted price of $81.09 for the offering period of January 1, 2019 through June 30, 2019.
The compensation expense recorded related to the ESPP was $2.0 million, $1.3 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The related income tax benefit for disqualified disposition was $0.1 million and $0.2 million for the years ended December 31, 2020 and 2018, respectively. There was no income tax benefit for disqualified disposition for the year ended December 31, 2019.

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

	For awards issued during the years ended December 31,
	2020	2019	2018
Expected volatility	16.38 - 52.04%	18.47 - 26.91%	20.90 - 27.73%
Risk free interest rates	0.17 - 1.57%	2.10 - 2.56%	1.61 - 2.14%
Dividend yield	1.89 - 2.46%	2.18 - 2.63%	1.49 - 1.56%
Expected term (years)	0.5	0.5	0.5

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

22. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Credit Related Impairment	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$—	$15.5	$(118.7)	$411.5
Change in accumulated other comprehensive income before reclassifications	24.9	232.9	—	—	0.6	15.8	274.2
Amounts reclassified from accumulated other comprehensive income	38.4	(9.1)	(2.4)	1.2	—	(4.0)	24.1
Net current-period other comprehensive income (loss)	63.3	223.8	(2.4)	1.2	0.6	11.8	298.3
Balance at December 31, 2020	$(295.6)	$1,080.3	$14.7	$1.2	$16.1	$(106.9)	$709.8

	Year Ended December 31, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)
Change in accumulated other comprehensive income before reclassifications	16.7	564.6	1.0	0.4	(4.5)	578.2
Amounts reclassified from accumulated other comprehensive income	—	(9.1)	(2.3)	—	0.1	(11.3)
Net current-period other comprehensive income (loss)	16.7	555.5	(1.3)	0.4	(4.4)	566.9
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$15.5	$(118.7)	$411.5
(1)See Note 2 for additional information.

	Year Ended December 31, 2018
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Non-Credit Related Impairment	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(281.5)	$581.2	$—	$17.9	$(83.6)	$234.0
Change in accumulated other comprehensive income before reclassifications	(94.2)	(367.6)	20.1	(6.7)	(15.2)	(463.6)
Amounts reclassified from accumulated other comprehensive income	—	25.3	(1.7)	—	2.5	26.1
Net current-period other comprehensive (loss) income	(94.2)	(342.3)	18.4	(6.7)	(12.7)	(437.5)
Cumulative effect of change in accounting principles (1)	0.1	62.1	—	3.9	(18.0)	48.1
Balance at December 31, 2018	$(375.6)	$301.0	$18.4	$15.1	$(114.3)	$(155.4)

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2020	2019	2018
Foreign currency translation adjustment	$38.4	$—	$—	Iké net losses (see Note 5)
	—	—	—	Provision for income taxes
	$38.4	$—	$—	Net of tax
Net unrealized (gains) losses on securities	$(11.5)	$(11.5)	$32.0	Net realized gains (losses) on investments
	2.4	2.4	(6.7)	Provision for income taxes
	$(9.1)	$(9.1)	$25.3	Net of tax
Unrealized gains on derivative transactions	$(2.9)	$(3.0)	$(2.2)	Interest expense
	0.5	0.7	0.5	Provision for income taxes
	$(2.4)	$(2.3)	$(1.7)	Net of tax
Credit related impairments	$1.5	$—	$—	Net realized gains (losses) on investments
	(0.3)	—	—	Provision for income taxes
	$1.2	$—	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$5.1	$—	$2.7	(1)
Amortization of prior service credit	(11.3)	—	—	(1)
Settlement loss	1.0	0.1	0.5	(1)
	(5.2)	0.1	3.2	Total before tax
	1.2	—	(0.7)	Provision for income taxes
	$(4.0)	$0.1	$2.5	Net of tax
Total reclassifications for the period	$24.1	$(11.3)	$26.1	Net of tax
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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2020	2019	2018
Property & Casualty (“P&C”) companies	$445.5	$313.3	$234.0
Life and Health (“L&H”) companies	98.3	104.7	157.5
Total statutory net income (1)	$543.8	$418.0	$391.5
(1)Results included $59.2 million, $35.9 million and $26.0 million of statutory net income for the years ended December 31, 2020, 2019 and 2018, respectively, from Virginia Surety Company, an insurance subsidiary from the TWG acquisition.

	December 31,
	2020	2019
P&C companies	$1,567.3	$1,623.2
L&H companies	445.8	405.7
Total statutory capital and surplus	$2,013.1	$2,028.9

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
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2021 without regulatory approval is approximately $542.4 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.
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
As of December 31, 2020, the TAC of each of the Company’s insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2020, the TAC of the Company’s L&H entities subject to RBC requirements was $488.6 million. The corresponding Authorized Control Level was $68.9 million. As of December 31, 2020, the TAC of the Company’s P&C entities subject to RBC requirements was $1.57 billion. The corresponding Authorized Control Level was $323.7 million.

24. Retirement and Other Employee Benefits
Defined Benefit Plans
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2020, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2021. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2020.
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

The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2020	2019	2020	2019
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(825.1)	$(752.2)	$(85.4)	$(94.5)
Interest cost	(22.4)	(28.6)	(0.7)	(3.1)
Amendments	—	—	65.6	—
Actuarial (loss) gain, including curtailments and settlements	(99.0)	(99.5)	(5.4)	7.5
Benefits paid	51.2	55.2	4.6	4.7
Projected benefit obligation at end of year	$(895.3)	$(825.1)	$(21.3)	$(85.4)
Change in plan assets
Fair value of plan assets at beginning of year	$809.0	$732.3	$44.0	$41.9
Actual return (loss) on plan assets	88.0	119.7	4.7	6.6
Employer contributions	8.3	13.7	0.2	0.2
Benefits paid (including administrative expenses)	(52.5)	(56.7)	(4.6)	(4.7)
Fair value of plan assets at end of year	$852.8	$809.0	$44.3	$44.0
Funded status at end of year	$(42.5)	$(16.1)	$23.0	$(41.4)

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.
As of December 31, 2020 and 2019, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2020	2019	2020	2019	2020	2019
Fair value of plan assets	$852.8	$809.0	$—	$—	$852.8	$809.0
Projected benefit obligation	(809.6)	(742.6)	(85.7)	(82.5)	(895.3)	(825.1)
Funded status at end of year	$43.2	$66.4	$(85.7)	$(82.5)	$(42.5)	$(16.1)
Accumulated benefit obligation	$809.6	$742.6	$85.7	$82.5	$895.3	$825.1

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2020	2019	2020	2019
Assets	$43.2	$66.4	$23.0	$—
Liabilities	$(85.7)	$(82.5)	$—	$(41.4)

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2020	2019	2018	2020	2019	2018
Net (loss) gain	$(194.2)	$(157.4)	$(141.9)	$5.9	$8.5	$(2.5)
Prior service (cost) credit	(0.4)	(0.5)	(0.6)	54.3	—	—
	$(194.6)	$(157.9)	$(142.5)	$60.2	$8.5	$(2.5)

Components of net periodic benefit cost, recorded in underwriting, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31 2020, 2019, and 2018 were as follows:

	Pension Benefits			Retirement Health Benefits
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost
Interest cost	$22.4	$28.6	$26.3	$0.7	$3.1	$3.3
Expected return on plan assets	(30.6)	(35.5)	(36.2)	(1.8)	(1.9)	(2.2)
Amortization of prior service credit (cost)	0.1	—	—	(11.3)	—	—
Amortization of net loss (gain)	5.1	1.2	2.7	—	(1.2)	—
Curtailment/settlement loss	1.0	0.1	0.5	—	—	—
Net periodic benefit cost	$(2.0)	$(5.6)	$(6.7)	$(12.4)	$—	$1.1
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Prior service cost	$—	—	—	$(65.6)	—	—
Net loss (gain)	42.9	16.8	23.1	2.5	(12.2)	(3.5)
Amortization of prior service (cost) credit	(0.1)	—	—	11.3	—	—
Amortization of net (loss) gain	(6.1)	(1.3)	(3.3)	—	1.2	—
Total recognized in accumulated other comprehensive income (loss)	$36.7	$15.5	$19.8	$(51.8)	$(11.0)	$(3.5)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$34.7	$9.9	$13.1	$(64.2)	$(11.0)	$(2.4)

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
Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31, 2020, 2019 and 2018:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.39%	3.27%	4.36%	2.20%	3.11%	4.21%	0.60%	3.23%	4.31%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31, 2020, 2019 and 2018:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2020	2019	2018	2020	2019	2018	2020 Pre-Amendment	2020 Post-Amendment	2019	2018
Discount rates:
Effective discount rate for benefit obligations	3.27%	4.33%	3.68%	3.11%	4.21%	3.49%	3.23%	1.55%	4.30%	3.63%
Effective rate for interest on benefit obligations	2.84%	3.98%	3.31%	2.77%	3.88%	3.09%	2.83%	1.53%	3.99%	3.27%
Expected long-term return on plan assets	4.15%	4.75%	4.75%	—%	—%	—%	4.15%	4.15%	4.75%	4.75%

The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2020, 2019 and 2018. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 204 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 30 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was 10.9%, 16.3% and (4.0)% for the years ended December 31, 2020, 2019 and 2018, respectively.
The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2020	2019	2018
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	8.0%	8.2%	8.0%
Post-65 Non-reimbursement Plan (Medical)	5.9%	5.9%	5.9%
Post-65 Non-reimbursement Plan (Rx)	13.0%	13.5%	13.0%
Pre-65 Reimbursement Plan	9.7%	9.9%	10.4%
Post-65 Reimbursement Plan	9.7%	9.9%	10.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2039	2038	2037
Post-65 Non-reimbursement Plan (Medical & Rx)	2039	2038	2037
Pre-65 Reimbursement Plan	2039	2038	2037
Post-65 Reimbursement Plan	2039	2038	2037

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
The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2020, 86% of plan assets were invested in fixed maturity securities and 15%, 15% and 14% of those securities were concentrated in the energy and power, finance and real estate, and communication industries, with no exposure to any single creditor in excess of 4%, 8% and 11% of those industries, respectively. As of December 31, 2020, 3% of plan assets were invested in equity securities and 96% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.
The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2020 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2020
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$10.6	$—	$10.6
Equity securities:
Preferred stock	1.2	1.2	—
Mutual funds- U.S. listed large cap	26.2	26.2	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	174.8	—	174.8
Corporate- U.S. & foreign investment grade	483.1	—	483.1
Corporate- U.S. & foreign high yield	55.5	—	55.5
Mutual funds - U.S. investment grade	15.9	15.9	—
Other investments measured at net asset value (1)	108.4	—	—
Total financial assets (2)	$875.7	$43.3	$724.0
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $38.2 million, $7.1 million and $63.1 million as of December 31, 2020 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively. The multi-strategy hedge fund, which is reported on a one month lag, was liquidated on December 31, 2020.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2020
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$0.6	$—	$0.6
Equity securities:
Preferred stock	0.1	0.1	—
Mutual funds- U.S. listed large cap	1.3	1.3	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	9.1	—	9.1
Corporate- U.S. & foreign investment grade	25.1	—	25.1
Corporate- U.S. & foreign high yield	2.9	—	2.9
Mutual funds - U.S. investment grade	0.8	0.8	—
Other investments measured at net asset value (1)	5.7	—	—
Total financial assets (2)	$45.6	$2.2	$37.7
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $2.0 million, $0.4 million and $3.3 million as of December 31, 2020 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively. The multi-strategy hedge fund, which is reported on a one month lag, was liquidated on December 31, 2020.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2019 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2019
Financial Assets	Total	Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$9.7	$—	$9.7
Equity securities:
Preferred stock	2.6	2.6	—
Mutual funds- U.S. listed large cap	22.1	22.1	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	133.0	—	133.0
Corporate- U.S. & foreign investment grade	477.4	—	477.4
Corporate- U.S. & foreign high yield	48.8	—	48.8
Other investments measured at net asset value (1)	109.7	—	—
Total financial assets (2)	$803.3	$24.7	$668.9
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $39.3 million, $8.4 million and $62.0 million as of December 31, 2019 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2019
Financial Assets	Total	Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$0.5	$—	$0.5
Equity securities:
Preferred stock	0.1	0.1	—
Mutual funds- U.S. listed large cap	1.2	1.2	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	7.2	—	7.2
Corporate- U.S. & foreign investment grade	26.0	—	26.0
Corporate- U.S. & foreign high yield	2.7	—	2.7
Other investments measured at net asset value (1)	6.0	—	—
Total financial assets (2)	$43.7	$1.3	$36.4
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $2.1 million, $0.5 million and $3.4 million as of December 31, 2019 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.
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

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2021	$53.6	$5.2
2022	62.8	5.4
2023	52.4	5.5
2024	52.7	5.5
2025	52.0	—
2026 - 2030	256.7	—
Total	$530.2	$21.6

Defined Contribution Plan
The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $41.3 million, $38.4 million and $36.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Years Ended December 31,
	2020	2019	2018
Numerator
Net income attributable to stockholders	$441.8	$382.6	$251.0
Less: Preferred stock dividends	(18.7)	(18.7)	(14.2)
Net income attributable to common stockholders	423.1	363.9	236.8
Less: Common stock dividends paid	(154.6)	(151.4)	(133.8)
Undistributed earnings	$268.5	$212.5	$103.0
Denominator
Weighted average common shares outstanding used in basic earnings per common share calculations	60,114,670	61,942,969	59,239,608
Incremental common shares from:
PSUs	311,712	332,873	260,904
ESPP	51,631	37,626	45,012
MCPS	2,701,925	—	—
Weighted average common shares used in diluted earnings per common share calculations	63,179,938	62,313,468	59,545,524
Earnings per common share – Basic
Distributed earnings	$2.57	$2.44	$2.26
Undistributed earnings	4.47	3.43	1.74
Net income attributable to common stockholders	$7.04	$5.87	$4.00
Earnings per common share – Diluted
Distributed earnings	$2.45	$2.43	$2.25
Undistributed earnings	4.54	3.41	1.73
Net income attributable to common stockholders	$6.99	$5.84	$3.98

Average PSUs totaling 58, 20 and 39,065 for the years ended December 31, 2020, 2019 and 2018, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,695,025 and 2,357,090 for the years ended December 31, 2019 and 2018, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

26. Quarterly Results of Operations (Unaudited)
The Company’s quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2020
Total revenues	$2,565.6	$2,471.6	$2,502.5	$2,555.1
Income (loss) before provision for income taxes	109.2	226.8	(4.1)	183.4
Net income (loss) attributable to common stockholders	150.0	173.5	(34.9)	134.5
Basic per share data:
Income (loss) before provision for income taxes	$1.80	$3.76	$(0.07)	$3.09
Net income (loss)	$2.48	$2.87	$(0.58)	$2.27
Diluted per share data (1):
Income (loss) before provision for income taxes	$1.72	$3.58	$(0.07)	$2.94
Net income (loss)	$2.43	$2.81	$(0.58)	$2.23

	March 31	June 30	September 30	December 31
2019
Total revenues	$2,435.6	$2,545.5	$2,499.3	$2,606.4
Income (loss) before provision for income taxes	217.0	183.3	(24.6)	178.8
Net income (loss) attributable to common stockholders	161.0	139.5	(59.5)	122.9
Basic per share data:
Income (loss) before provision for income taxes	$3.47	$2.95	$(0.40)	$2.92
Net income (loss)	$2.57	$2.24	$(0.96)	$2.01
Diluted per share data (1):
Income (loss) before provision for income taxes	$3.30	$2.81	$(0.40)	$2.78
Net income (loss)	$2.52	$2.21	$(0.96)	$1.98
(1)In accordance with earnings per share guidance, diluted per common share amounts are computed in the same manner as basic per common share amounts when a loss from operations exists.

Fourth quarter 2020 and third quarter 2020 results include $27.3 million and $87.0 million after-tax reportable catastrophes, respectively, due to several storms including Hurricane Laura. Third quarter 2020 results also include a $137.8 million impairment of the goodwill related to the Global Preneed reporting unit (refer to Note 15). First Quarter 2020 results reflect the impact of a $79.3 million tax benefit related to the CARES Act, which allows the carryback of net operating losses to years taxed at higher federal income tax rates. Refer to Note 12 for additional information.
Fourth quarter 2019 and third quarter 2019 results reflect the impact of $32.5 million and $124.8 million after-tax charges related to the investment in Iké, respectively. Refer to Note 4 for additional information. Third quarter 2019 results also reflect the impact of $36.3 million after-tax reportable catastrophes, primarily related to Hurricane Dorian, and a $9.9 million after-tax reduction to net income to adjust for the net over-capitalization of deferred acquisition costs, primarily at one of the Global Preneed international subsidiaries, occurring over a ten-year period.

27. Commitments and Contingencies
Risks and Uncertainties
The Company continues to closely monitor developments related to the COVID-19 pandemic to assess the ongoing impact on its business, results of operations and financial condition. While still evolving, the COVID-19 pandemic has caused significant global economic and financial market disruption, resulting in increased financial market volatility, business and operational challenges such as the temporary closures of businesses, and overall diminished expectations for the economy and the financial markets.
At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the long-term effects that the COVID-19 pandemic could have on the economy or the Company’s business. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations or financial condition will depend on future developments which are highly uncertain and difficult to predict, including the severity and duration of the pandemic and the actions taken by government authorities and other third parties to contain or address its impact. Even after the COVID-19 outbreak has subsided, the Company may experience materially adverse impacts to its business, results of operations and financial condition as a result of the pandemic’s global economic impact.
Leases
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.
As of December 31, 2020 and 2019, the lease liability was $77.7 million and $76.4 million, respectively, included in accounts payable and other liabilities in the consolidated balance sheets. As of December 31, 2020 and 2019, the right-of-use asset was $67.0 million and $69.5 million, respectively, included in other assets in the consolidated balance sheets. For the years ended December 31, 2020 and 2019, the operating lease cost recognized for leases with terms in excess of 12 months was $23.8 million and $22.1 million, respectively, and related cash outflows reducing the lease liability were $22.7 million and $21.3 million, respectively. At December 31, 2020, the weighted average remaining lease term and discount rate was 6.0 years and 4.0%, respectively. At December 31, 2019, the weighted average remaining lease term and discount rate was 7.0 years and 4.4%, respectively. For the years ended December 31, 2020 and 2019, the short-term lease cost recognized for leases with terms of 12 months or less was $3.4 million and $4.2 million, respectively.
At December 31, 2020, the lease liability by maturity is as follows:

2021	$23.0
2022	16.9
2023	13.3
2024	10.0
2025	6.2
Thereafter	19.5
Total future lease payments	88.9
Less: Imputed interest	(11.2)
Total lease liability	$77.7

Rent expense was $27.4 million for the year ended December 31, 2018. Sublease income was $0.7 million for the year ended December 31, 2018.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.6 million and $12.1 million of letters of credit outstanding as of December 31, 2020 and 2019, respectively.
Legal and Regulatory Matters
The Company is involved in a variety of litigation and legal and regulatory proceedings relating to its current and past business operations and, from time to time, it may become involved in other such actions. The Company continues to defend itself vigorously in these proceedings. The Company has participated and may participate in settlements on terms that the Company considers reasonable.

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

Assurant, Inc.

Schedule I – Summary of Investments Other – Than – Investments in Related Parties

	December 31, 2020
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$98.7	$104.7	$104.7
States, municipalities and political subdivisions	287.9	323.1	323.1
Foreign governments	886.3	1,039.9	1,039.9
Asset-backed	551.7	564.5	564.5
Commercial mortgage-backed	327.5	347.4	347.4
Residential mortgage-backed	1,017.5	1,103.8	1,103.8
U.S. corporate	6,080.2	7,300.2	7,300.2
Foreign corporate	2,282.6	2,665.4	2,665.4
Total fixed maturity securities	11,532.4	13,449.0	13,449.0
Equity securities:
Common stocks	16.6	22.6	22.6
Non-redeemable preferred stocks	298.4	339.2	339.2
Mutual funds	38.8	42.3	42.3
Total equity securities	353.8	404.1	404.1
Commercial mortgage loans on real estate	754.3	824.1	754.3
Short-term investments	333.2	333.2	333.2
Other investments	738.8	738.8	738.8
Total investments	$13,712.5	$15,749.2	$15,679.4

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2020	2019
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$7,620.2	$6,915.8
Fixed maturity securities available for sale, at fair value (amortized cost – $127.6 and $256.6 at December 31, 2020 and 2019, respectively)	139.2	269.5
Equity securities at fair value	4.7	6.4
Short-term investments	8.1	2.7
Other investments	108.7	112.7
Total investments	7,880.9	7,307.1
Cash and cash equivalents	277.4	256.7
Receivable from subsidiaries, net	47.4	74.8
Income tax receivable	41.4	—
Accrued investment income	1.2	2.3
Property and equipment, at cost less accumulated depreciation	190.0	174.8
Other assets	70.9	77.4
Total assets	$8,509.2	$7,893.1
Liabilities
Accounts payable and other liabilities	$304.9	$222.1
Income tax payable	—	11.3
Debt	2,252.9	2,006.9
Total liabilities	2,557.8	2,240.3
Commitments and Contingencies
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 2,875,000 shares authorized, issued and outstanding at December 31, 2020 and 2019, respectively	2.9	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 62,967,808 and 161,607,866 shares issued and 57,967,808 and 59,945,893 shares outstanding at December 31, 2020 and 2019, respectively	0.6	1.6
Additional paid-in capital	1,956.8	4,537.7
Retained earnings	3,548.7	5,966.4
Accumulated other comprehensive income	709.8	411.5
Treasury stock, at cost; 5,000,000 and 101,661,973 shares at December 31, 2020 and 2019, respectively	(267.4)	(5,267.3)
Total stockholders’ equity	5,951.4	5,652.8
Total liabilities and stockholders’ equity	$8,509.2	$7,893.1

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Net investment income	$3.4	$10.8	$14.7
Net realized gains (losses) on investments	4.2	1.1	(0.1)
Fees and other income	239.7	205.2	106.0
Equity in net income of subsidiaries	607.7	593.6	453.9
Total revenues	855.0	810.7	574.5
Expenses
General and administrative expenses	376.9	333.9	269.9
Interest expense	104.5	110.6	100.3
Loss on extinguishment of debt	—	31.4	—
Total expenses	481.4	475.9	370.2
Income before benefit for income taxes	373.6	334.8	204.3
Benefit for income taxes	(69.1)	(52.0)	(48.3)
Net income	442.7	386.8	252.6
Less: Net income attributable to non-controlling interest	(0.9)	(4.2)	(1.6)
Net income attributable to stockholders	$441.8	$382.6	$251.0

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$442.7	$386.8	$252.6
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $—, $(4.3) and $3.0 for the years ended December 31, 2020, 2019 and 2018, respectively	0.1	16.3	(11.3)
Change in unrealized gains on derivative transactions, net of taxes of $0.6, $0.4 and $(4.9) for the years ended December 31, 2020, 2019 and 2018, respectively	(2.3)	(1.3)	18.4
Change in foreign currency translation, net of taxes of $—, $— and $— for the years ended December 31, 2020, 2019 and 2018, respectively	(0.1)	—	—
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(3.2), $1.1 and $3.4 for the years ended December 31, 2020, 2019 and 2018, respectively	11.9	(4.2)	(12.7)
Change in subsidiary other comprehensive income	288.7	556.1	(431.9)
Total other comprehensive income (loss)	298.3	566.9	(437.5)
Total comprehensive income (loss)	741.0	953.7	(184.9)
Less: Net income attributable to non-controlling interest	(0.9)	(4.2)	(1.6)
Total comprehensive income (loss) attributable to stockholders	$740.1	$949.5	$(186.5)

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Operating Activities
Net cash provided by operating activities	$644.0	$550.2	$548.8
Investing Activities
Sales of:
Fixed maturity securities available for sale	165.0	363.3	413.1
Equity securities	1.6	5.9	12.6
Other invested assets	9.6	15.8	74.1
Property, buildings and equipment (1)	37.3	3.3	0.1
Subsidiary, net of cash transferred (2)	—	—	31.5
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	17.4	16.2	26.2
Purchases of:
Fixed maturity securities available for sale	(45.7)	(328.8)	(372.8)
Equity securities	—	(5.7)	(2.8)
Other invested assets	(3.6)	(15.2)	(38.8)
Property and equipment and other	(82.9)	(59.7)	(31.9)
Subsidiary, net of cash transferred (3)	—	—	(1,490.9)
Capital contributed to subsidiaries	(592.2)	(74.8)	(61.0)
Return of capital contributions from subsidiaries	139.2	24.9	14.0
Change in short-term investments	(5.4)	—	11.5
Net cash used in investing activities	(359.7)	(54.8)	(1,415.1)
Financing Activities
Issuance of debt, net of issuance costs (Note 19 to the Consolidated Financial Statements)	243.7	346.7	1,285.7
Borrowings under secured revolving credit facility	200.0	—	—
Payments on secured revolving credit facility	(200.0)	—	—
Repayment of debt, including tender offer premium	—	(379.6)	(350.0)
Issuance of mandatory convertible preferred stock, net of issuance costs (Note 19)	—	—	276.4
Acquisition of common stock	(297.0)	(271.8)	(139.3)
Preferred stock dividends paid	(18.7)	(18.7)	(14.2)
Common stock dividends paid	(154.6)	(151.3)	(133.8)
Employee stock purchases and withholdings	(10.3)	13.3	1.4
Proceeds from transfer of rights to ACA recoverables (Note 4 to the Consolidated Financial Statements)	—	26.7	—
Proceeds paid back on transfer of rights to ACA recoverable	(26.7)	—	—
Other	—	—	0.1
Net cash (used in) provided by financing activities	(263.6)	(434.7)	926.3
Change in cash and cash equivalents	20.7	60.7	60.0
Cash and cash equivalents at beginning of period	256.7	196.0	136.0
Cash and cash equivalents at end of period	$277.4	$256.7	$196.0
(1)Amount for the year ended December 31, 2020 related to the sale of a building from the Parent to a subsidiary (which is eliminated for consolidated reporting).
(2)Amounts for the year ended December 31, 2018 relate to cash received from the sale of Time Insurance Company ($23.9 million). For additional information, refer to Note 4 to the Consolidated Financial Statements.
(3)Amounts for the year ended December 31, 2018 primarily consist of $1.49 billion of cash used to fund a portion of the total purchase of the TWG acquisition, inclusive of the $595.9 million repayment of pre-existing TWG debt at the acquisition date.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 19, 2021.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2020
Global Lifestyle	$7,236.0	$87.4	$15,818.0	$732.2	$6,442.2	$194.3	$1,412.6	$2,530.8	$3,024.2	$1,028.0
Global Housing	152.2	—	1,467.4	651.9	1,833.6	72.8	852.1	225.6	677.3	1,850.8
Global Preneed	1,283.0	6,582.4	566.4	37.8	66.9	282.0	284.4	74.2	72.6	—
Corporate and Other	(1,097.7)	3,392.2	(543.8)	1,237.6	—	25.8	0.2	—	183.2	—
Total segments	$7,573.5	$10,062.0	$17,308.0	$2,659.5	$8,342.7	$574.9	$2,549.3	$2,830.6	$3,957.3	$2,878.8
Year Ended December 31, 2019
Global Lifestyle	$5,985.6	$97.5	$15,115.8	$729.5	$6,073.7	$250.8	$1,516.2	$1,882.4	$3,410.9	$1,083.9
Global Housing	136.1	—	1,436.0	651.6	1,885.1	95.2	869.5	221.5	711.6	1,833.7
Global Preneed	1,180.2	6,327.6	500.9	29.9	61.2	285.3	269.0	78.4	73.8	—
Corporate and Other	(633.9)	3,382.2	(449.1)	1,276.7	—	43.7	—	—	357.0	—
Total segments	$6,668.0	$9,807.3	$16,603.6	$2,687.7	$8,020.0	$675.0	$2,654.7	$2,182.3	$4,553.3	$2,917.6
Year Ended December 31, 2018
Global Lifestyle	$4,075.1	$112.2	$13,819.9	$709.8	$4,291.8	$189.4	$1,145.6	$1,207.1	$2,631.3	$716.8
Global Housing	128.6	—	1,472.5	651.3	1,806.2	80.8	938.4	204.5	837.1	1,852.7
Global Preneed	1,051.9	5,943.7	437.3	27.6	58.4	278.0	263.3	63.9	66.7	—
Corporate and Other	(152.6)	3,185.0	(81.7)	1,425.0	0.5	50.2	(4.7)	—	270.6	—
Total segments	$5,103.0	$9,240.9	$15,648.0	$2,813.7	$6,156.9	$598.4	$2,342.6	$1,475.5	$3,805.7	$2,569.5
(1)Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2020
Life Insurance in Force	$22,197.1	$13,058.0	$478.1	$9,617.2	5.0%
Premiums:
Life insurance	$299.6	$190.3	$1.4	$110.7	1.3%
Accident and health insurance	623.5	446.8	0.5	177.2	0.3%
Property and liability insurance	14,245.0	6,323.1	132.9	8,054.8	1.6%
Total earned premiums	$15,168.1	$6,960.2	$134.8	$8,342.7	1.6%
Benefits:
Life insurance	$528.0	$240.5	$11.0	$298.5	3.7%
Accident and health insurance	438.0	387.6	(3.9)	46.5	(8.4)%
Property and liability insurance	5,461.5	3,384.4	127.2	2,204.3	5.8%
Total policyholder benefits	$6,427.5	$4,012.5	$134.3	$2,549.3	5.3%
Year Ended December 31, 2019
Life Insurance in Force	$28,750.3	$18,724.6	$516.2	$10,541.9	4.9%
Premiums:
Life insurance	$381.3	$275.6	$2.9	$108.6	2.7%
Accident and health insurance	796.5	620.5	1.6	177.6	0.9%
Property and liability insurance	13,259.5	5,738.0	212.3	7,733.8	2.7%
Total earned premiums	$14,437.3	$6,634.1	$216.8	$8,020.0	2.7%
Benefits:
Life insurance	$555.8	$281.9	$12.5	$286.4	4.4%
Accident and health insurance	590.5	566.3	0.2	24.4	0.8%
Property and liability insurance	5,249.3	3,119.2	213.8	2,343.9	9.1%
Total policyholder benefits	$6,395.6	$3,967.4	$226.5	$2,654.7	8.5%
Year Ended December 31, 2018
Life Insurance in Force	$53,831.6	$50,110.5	$554.1	$4,275.2	13.0%
Premiums:
Life insurance	$526.8	$402.5	$3.8	$128.1	3.0%
Accident and health insurance	1,234.2	1,067.8	2.4	168.8	1.4%
Property and liability insurance	9,942.8	4,229.9	147.1	5,860.0	2.5%
Total earned premiums	$11,703.8	$5,700.2	$153.3	$6,156.9	2.5%
Benefits:
Life insurance	$599.9	$330.7	$12.8	$282.0	4.5%
Accident and health insurance	1,114.4	1,095.8	0.4	19.0	2.1%
Property and liability insurance	4,588.6	2,642.6	95.6	2,041.6	4.7%
Total policyholder benefits	$6,302.9	$4,069.1	$108.8	$2,342.6	4.6%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2020
Valuation allowance for foreign deferred tax assets	$76.6	$(46.7)	$—	$2.3	$27.6
Allowance for credit losses related to available for sale fixed maturity securities	—	1.5	—	—	1.5
Allowance for credit losses related to commercial mortgage loans on real estate	0.6	5.5	1.6	—	7.7
Allowance for credit losses related to the Iké Loan	—	1.4	—	—	1.4
Allowance for credit losses related to premiums and accounts receivable	15.3	2.6	1.4	5.5	13.8
Allowance for credit losses related to dealer loan receivable	1.7	—	0.1	—	1.8
Allowance for credit losses related to reinsurance recoverables	2.8	1.3	22.3	0.1	26.3
Total	$97.0	$(34.4)	$25.4	$7.9	$80.1
For the Year Ended December 31, 2019
Valuation allowance for foreign deferred tax assets	$26.4	$50.2	$—	$—	$76.6
Allowance for credit losses related to commercial mortgage loans on real estate	0.4	0.2	—	—	0.6
Allowance for credit losses related to premiums and accounts receivable	16.1	1.5	—	2.3	15.3
Allowance for credit losses related to dealer loan receivable	1.6	0.1	—	—	1.7
Allowance for credit losses related to reinsurance recoverables	0.3	2.5	—	—	2.8
Total	$44.8	$54.5	$—	$2.3	$97.0
For the Year Ended December 31, 2018
Valuation allowance for foreign deferred tax assets	$9.2	$(0.5)	$17.8	$0.1	$26.4
Allowance for credit losses related to commercial mortgage loans on real estate	1.0	(0.6)	—	—	0.4
Allowance for credit losses related to premiums and accounts receivable	12.5	0.3	6.4	3.1	16.1
Allowance for credit losses related to dealer loan receivable	—	—	1.6	—	1.6
Allowance for credit losses related to reinsurance recoverables	0.3	—	—	—	0.3
Total	$23.0	$(0.8)	$25.8	$3.2	$44.8