Form 10-Q
period 2021-03-31
ASSURANT, INC.
filed 2021-05-06
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 30, 2021 was 60,566,633.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2021	December 31, 2020
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $1.2 at March 31, 2021 and December 31, 2020; amortized cost - $6,206.8 and $6,245.8 at March 31, 2021 and December 31, 2020, respectively)	$6,575.9	$6,815.5
Equity securities at fair value	293.2	290.2
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $1.2 and $1.6 at March 31, 2021 and December 31, 2020, respectively)	147.9	138.3
Short-term investments	145.3	292.0
Other investments (net of allowances for credit losses of $1.4 at March 31, 2021 and December 31, 2020)	707.7	686.8
Total investments	7,870.0	8,222.8
Cash and cash equivalents	1,651.3	2,207.6
Premiums and accounts receivable (net of allowances for credit losses of $12.2 and $13.3 at March 31, 2021 and December 31, 2020, respectively)	1,924.2	1,548.9
Reinsurance recoverables (net of allowances for credit losses of $22.8 and $24.6 at March 31, 2021 and December 31, 2020, respectively)	6,528.1	6,605.4
Accrued investment income	73.3	67.0
Deferred acquisition costs	7,649.7	7,388.0
Property and equipment, net	469.1	446.1
Goodwill	2,586.0	2,589.3
Value of business acquired	988.0	1,152.2
Other intangible assets, net	672.7	696.2
Other assets (net of allowances for credit losses of $1.8 at March 31, 2021 and December 31, 2020)	495.4	496.2
Assets held in separate accounts	11.3	11.5
Assets held for sale (Note 4)	13,491.5	13,218.7
Total assets	$44,410.6	$44,649.9
Liabilities
Future policy benefits and expenses	$1,356.5	$1,358.5
Unearned premiums	17,301.0	17,293.1
Claims and benefits payable	1,578.0	1,610.3
Commissions payable	599.0	699.1
Reinsurance balances payable	422.2	359.3
Funds held under reinsurance	359.8	358.6
Accounts payable and other liabilities	2,388.3	2,640.5
Debt	2,203.7	2,252.9
Liabilities related to separate accounts	11.3	11.5
Liabilities held for sale (Note 4)	12,365.2	12,111.3
Total liabilities	38,585.0	38,695.1
Commitments and contingencies (Note 16)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 0 shares and 2,875,000 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	—	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 62,947,351 and 62,967,808 shares issued and 60,651,262 and 57,967,808 shares outstanding at March 31, 2021 and December 31, 2020, respectively	0.7	0.6
Additional paid-in capital	1,804.3	1,956.8
Retained earnings	3,635.5	3,548.7
Accumulated other comprehensive income	504.5	709.8
Treasury stock, at cost; 2,296,089 and 5,000,000 shares at March 31, 2021 and December 31, 2020, respectively	(122.8)	(267.4)
Total Assurant, Inc. stockholders’ equity	5,822.2	5,951.4
Non-controlling interests	3.4	3.4
Total equity	5,825.6	5,954.8
Total liabilities and equity	$44,410.6	$44,649.9
(1)Each outstanding share of mandatory convertible preferred stock converted to common stock in March 2021. Refer to Note 13 for further information.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,105.6	$2,065.5
Fees and other income	249.9	383.6
Net investment income	76.3	83.6
Net realized gains (losses) on investments (including $1.0 and $5.3 of impairment losses for the three months ended March 31, 2021 and 2020, respectively)	0.8	(84.0)
Total revenues	2,432.6	2,448.7
Benefits, losses and expenses
Policyholder benefits	528.7	535.2
Amortization of deferred acquisition costs and value of business acquired	946.7	895.3
Underwriting, general and administrative expenses	735.7	892.6
Interest expense	28.4	25.5
Total benefits, losses and expenses	2,239.5	2,348.6
Income from continuing operations before income tax expense (benefit)	193.1	100.1
Income tax expense (benefit)	44.6	(48.5)
Net income from continuing operations	148.5	148.6
Net income from discontinued operations (Note 4)	14.3	7.2
Net income	162.8	155.8
Less: Net loss (income) attributable to non-controlling interests	0.2	(1.1)
Net income attributable to stockholders	163.0	154.7
Less: Preferred stock dividends	(4.7)	(4.7)
Net income attributable to common stockholders	$158.3	$150.0

Earnings Per Common Share
Basic
Net income from continuing operations	$2.43	$2.36
Net income from discontinued operations	$0.24	$0.12
Net income attributable to common stockholders	$2.67	$2.48
Diluted
Net income from continuing operations	$2.41	$2.32
Net income from discontinued operations	$0.23	$0.11
Net income attributable to common stockholders	$2.64	$2.43
Share Data
Weighted average common shares outstanding used in basic per common share calculations	59,192,880	60,602,911
Plus: Dilutive securities	2,590,512	3,024,015
Weighted average common shares outstanding used in diluted per common share calculations	61,783,392	63,626,926

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$162.8	$155.8
Other comprehensive (loss) income:
Change in unrealized gains on investments, net of taxes of $58.6 and $85.1 for the three months ended March 31, 2021 and 2020, respectively	(209.5)	(302.1)
Change in unrealized gains on derivative transactions, net of taxes of $0.2 for each of the three months ended March 31, 2021 and 2020	(0.6)	(0.6)
Change in non-credit related impairment losses, net of taxes of $0.2 and $0.7 for the three months ended March 31, 2021 and 2020, respectively	(0.8)	(2.7)
Change in foreign currency translation, net of taxes of $2.1 and $9.7 for the three months ended March 31, 2021 and 2020, respectively	7.2	(66.7)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.5 and $(13.0) or the three months ended March 31, 2021 and 2020, respectively (1)	(1.6)	49.0
Total other comprehensive loss	(205.3)	(323.1)
Total comprehensive loss	(42.5)	(167.3)
Less: Comprehensive loss (income) attributable to non-controlling interests	0.2	(1.1)
Total comprehensive loss attributable to stockholders	$(42.3)	$(168.4)
(1)Change in three months ended March 31, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits plan. Refer to Note 15 for further information.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended March 31, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2020	$2.9	$0.6	$1,956.8	$3,548.7	$709.8	$(267.4)	$3.4	$5,954.8
Stock plan issuances	—	—	5.4	—	—	—	—	5.4
Stock plan compensation expense	—	—	13.2	—	—	—	—	13.2
Common stock dividends ($0.66 per share)	—	—	—	(38.2)	—	—	—	(38.2)
Acquisition of common stock	—	—	(29.3)	(33.3)	—	—	—	(62.6)
Net income (loss)	—	—	—	163.0	—	—	(0.2)	162.8
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	—	(205.3)	—	—	(205.3)
Balance at March 31, 2021	$—	$0.7	$1,804.3	$3,635.5	$504.5	$(122.8)	$3.4	$5,825.6

	Three Months Ended March 31, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan issuances	—	—	3.9	—	—	—	—	3.9
Stock plan compensation expense	—	—	11.5	—	—	—	—	11.5
Common stock dividends ($0.63 per share)	—	—	—	(38.0)	—	—	—	(38.0)
Acquisition of common stock	—	—	(12.5)	—	—	(57.3)	—	(69.8)
Net income	—	—	—	154.7	—	—	1.1	155.8
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	3.1	—	—	(14.2)	(11.1)
Other comprehensive loss	—	—	—	—	(323.1)	—	—	(323.1)
Balance at March 31, 2020	$2.9	$1.6	$4,540.6	$6,061.1	$88.4	$(5,324.6)	$16.2	$5,386.2
(1)Amount relates to the adoption of the accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating activities
Net income attributable to stockholders	$163.0	$154.7
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from continuing operations:
Deferred tax expense	19.2	120.0
Depreciation and amortization	41.4	32.5
Net realized (gains) losses on investments, including impairment losses	(0.8)	84.0
Stock based compensation expense	13.2	11.5
Iké related charges, net of derivative gains	—	1.4
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	4.9	24.5
Change in premiums and accounts receivable	(385.0)	47.6
Change in commissions payable	(142.6)	(108.6)
Change in reinsurance recoverable	69.9	(9.5)
Change in reinsurance balance payable	64.0	(7.7)
Change in funds withheld under reinsurance	0.6	34.5
Change in deferred acquisition costs and value of business acquired	(111.4)	(95.2)
Change in taxes payable (receivable)	6.5	(190.4)
Change in other assets and other liabilities	(187.9)	(289.4)
Other	(9.0)	22.6
Net cash provided by operating activities - discontinued operations	35.3	43.8
Net cash used in operating activities	(418.7)	(123.7)
Investing activities
Sales of:
Fixed maturity securities available for sale	215.5	199.4
Equity securities	3.4	1.7
Other invested assets	25.8	30.9
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	239.0	160.7
Commercial mortgage loans on real estate	4.2	3.1
Purchases of:
Fixed maturity securities available for sale	(390.6)	(297.1)
Equity securities	(10.3)	(12.2)
Commercial mortgage loans on real estate	(10.0)	—
Other invested assets	(12.2)	(5.7)
Property and equipment and other	(39.6)	(20.3)
Subsidiaries, net of cash transferred	(4.1)	—
Consolidated investment entities (1):
Purchases of investments	—	(258.7)
Sale of investments	—	310.3
Change in short-term investments	41.6	125.3
Other	0.5	0.3
Net cash used in investing activities - discontinued operations	(48.7)	(55.8)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

Net cash provided by investing activities	14.5	181.9
Financing activities
Repayment of debt	(50.0)	—
Repayment of debt for consolidated investment entities (1)	—	(0.7)
Borrowings under unsecured revolving credit facility	—	200.0
Acquisition of common stock	(42.0)	(56.6)
Common stock dividends paid	(38.2)	(38.0)
Preferred stock dividends paid	(4.7)	(4.7)
Employee stock purchases and withholdings	(18.1)	(8.6)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(153.0)	91.4
Effect of exchange rate changes on cash and cash equivalents - continuing operations	—	(16.4)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.2	(0.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	(16.8)
Change in cash and cash equivalents	(557.0)	132.8
Cash and cash equivalents at beginning of period	2,228.6	1,867.1
Cash and cash equivalents at end of period	1,671.6	1,999.9
Less: Cash and cash equivalents of discontinued operations at end of period	20.3	3.8
Cash and cash equivalents of continuing operations at end of period	$1,651.3	$1,996.1
(1)Relates to cash flows from the Company’s variable interest entities.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. The Company partners with leading brands to develop innovative products and services and to deliver enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). The businesses previously reported as the Global Preneed segment, through which the Company provides pre-funded funeral insurance, final need insurance and related services, as well as certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment, have been classified as held for sale. Refer to Note 4 for additional information on the pending sale.
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
The interim financial data as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation, including the impacts of held for sale and discontinued operations as further summarized in Note 4.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. Recent Accounting Pronouncements
Adopted
Simplifying the Accounting for Income Taxes: In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard was adopted by the Company beginning on January 1, 2021 with no material impact on its financial position or results of operations.
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

4. Business Held for Sale and Discontinued Operations
In March 2021, the Company entered into a definitive agreement to sell the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposal business”) to CUNA Mutual Group (“CUNA”) for total cash consideration of $1.25 billion, subject to certain purchase price adjustments at closing. The transaction is expected to close by the end of the third quarter of 2021, subject to regulatory approvals and other customary closing conditions.
The estimated carrying value of the disposal business is subject to adjustment in future quarters until closing, and may be influenced by various factors including the following:
•The performance of the disposal business, including the impact of discount, interest, mortality and reinsurance rates; and

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

•Changes in the terms of the agreement with CUNA, including as a result of any subsequent negotiations, any necessary changes to obtain regulatory approval or any changes due to unanticipated developments.
The Company reports a business as held for sale when management has received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell, which is required to be remeasured each reporting period. If the carrying amount of the business exceeds its estimated fair value, which is based on the estimated sales price of the transaction, less costs to sell, a loss is recognized. Depreciation is not recorded on assets of a business classified as held for sale.
The Company reports the results of operations of a business as discontinued operations if (i) the business is classified as held for sale; (ii) the business represents a strategic shift that will have a major impact on the Company’s operations and financial results; (iii) the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and (iv) the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in net income from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale which also meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented.
The Company has determined that the disposal business meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the results of operations of the disposal business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented, and the assets and liabilities for the disposal business have been classified as held for sale and segregated for all periods presented in the consolidated balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the major classes of assets and liabilities held for sale included in the consolidated balance sheets.

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$6,325.0	$6,633.5
Equity securities at fair value	111.0	113.9
Commercial mortgage loans on real estate, at amortized cost	606.1	616.0
Short-term investments	142.5	41.2
Other investments	15.1	52.0
Total investments	7,199.7	7,456.6
Cash and cash equivalents	20.3	21.0
Premiums and accounts receivable	7.3	7.5
Reinsurance recoverables	3,244.0	3,234.5
Accrued investment income	66.5	62.7
Deferred acquisition costs	651.0	185.5
Property and equipment, net	47.2	47.2
Value of business acquired	4.1	4.3
Other assets	21.3	22.6
Assets held in separate accounts	2,230.1	2,176.8
Total assets held for sale	$13,491.5	$13,218.7
Liabilities
Future policy benefits and expenses	$8,806.0	$8,703.5
Unearned premiums	102.1	14.9
Claims and benefits payable	1,019.0	1,049.2
Commissions payable	10.3	9.4
Reinsurance balances payable	3.5	3.1
Accounts payable and other liabilities	194.2	154.4
Liabilities related to separate accounts	2,230.1	2,176.8
Total liabilities held for sale	$12,365.2	$12,111.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table summarizes the components of net income from discontinued operations included in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Revenues
Net earned premiums	$17.7	$18.3
Fees and other income	37.5	37.5
Net investment income	72.0	72.4
Net realized losses on investments	(1.1)	(11.3)
Total revenues	126.1	116.9
Benefits, losses and expenses
Policyholder benefits	74.0	72.0
Amortization of deferred acquisition costs and value of business acquired	19.2	18.9
Underwriting, general and administrative expenses	21.8	16.9
Total benefits, losses and expenses	115.0	107.8
Income from discontinued operations before income taxes	11.1	9.1
(Benefit) provision for income taxes	(3.2)	1.9
Net income from discontinued operations	$14.3	$7.2

5. Segment Information
As of March 31, 2021, the Company had three reportable segments, excluding discontinued operations described above, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle;
•Global Housing; and
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended March 31, 2021

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,648.7	$456.9	$—	$2,105.6
Fees and other income	213.6	36.1	0.2	249.9
Net investment income	50.8	19.4	6.1	76.3
Net realized gains on investments	—	—	0.8	0.8
Total revenues	1,913.1	512.4	7.1	2,432.6
Benefits, losses and expenses
Policyholder benefits	327.4	201.3	—	528.7
Amortization of deferred acquisition costs and value of business acquired	889.2	57.5	—	946.7
Underwriting, general and administrative expenses	527.2	168.8	39.7	735.7
Interest expense	—	—	28.4	28.4
Total benefits, losses and expenses	1,743.8	427.6	68.1	2,239.5
Segment income (loss) from continuing operations before provision (benefit) for income tax	169.3	84.8	(61.0)	193.1
Provision (benefit) for income taxes	40.2	17.4	(13.0)	44.6
Segment net income (loss) from continuing operations	$129.1	$67.4	$(48.0)	148.5
Net income from discontinued operations				14.3
Net income				162.8
Less: Net loss attributable to non-controlling interests				0.2
Net income attributable to stockholders				163.0
Less: Preferred stock dividends				(4.7)
Net income attributable to common stockholders				$158.3
	As of March 31, 2021
Segment assets:	$24,335.2	$3,892.2	$16,183.2	$44,410.6

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2020

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,597.7	$467.8	$—	$2,065.5
Fees and other income	349.2	32.6	1.8	383.6
Net investment income	54.7	22.0	6.9	83.6
Net realized losses on investments	—	—	(84.0)	(84.0)
Total revenues	2,001.6	522.4	(75.3)	2,448.7
Benefits, losses and expenses
Policyholder benefits	336.2	198.7	0.3	535.2
Amortization of deferred acquisition costs and value of business acquired	838.4	56.9	—	895.3
Underwriting, general and administrative expenses	667.9	173.3	51.4	892.6
Interest expense	—	—	25.5	25.5
Total benefits, losses and expenses	1,842.5	428.9	77.2	2,348.6
Segment income (loss) from continuing operations before provision (benefit) for income taxes	159.1	93.5	(152.5)	100.1
Provision (benefit) for income taxes	38.2	19.3	(106.0)	(48.5)
Segment net income (loss) from continuing operations	$120.9	$74.2	$(46.5)	148.6
Net income from discontinued operations				7.2
Net income				155.8
Less: Net income attributable to non-controlling interest				(1.1)
Net income attributable to stockholders				154.7
Less: Preferred stock dividends				(4.7)
Net income attributable to common stockholders				$150.0

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $164.9 million and $299.1 million for Global Lifestyle and $24.5 million and $22.1 million for Global Housing for the three months ended March 31, 2021 and 2020, respectively.
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
The Company also repairs, refurbishes and then sells mobile and other electronic devices, on behalf of its clients, for a bundled per unit fee. The entire processing of the device is considered one performance obligation with a standalone selling price and thus, the per unit fee is recognized when the products are sold. Payments are generally due prior to shipment or within a short-term period.
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
Contract Balances
The receivables and unearned revenue under these contracts were $219.9 million and $91.6 million, respectively, as of March 31, 2021, and $257.9 million and $89.8 million, respectively, as of December 31, 2020. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2021 and 2020 that was included in unearned revenue as of December 31, 2020 and 2019 was $11.7 million and $20.2 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2021 and December 31, 2020, the Company had approximately $10.9 million and $13.8 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2021
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$72.5	$—	$2.9	$(0.4)	$75.0
States, municipalities and political subdivisions	174.6	—	8.1	(2.0)	180.7
Foreign governments	422.0	—	13.6	(1.1)	434.5
Asset-backed	268.3	—	13.3	(0.4)	281.2
Commercial mortgage-backed	280.0	—	12.8	(2.9)	289.9
Residential mortgage-backed	629.4	—	37.6	(0.6)	666.4
U.S. corporate	3,273.8	(1.2)	271.3	(26.4)	3,517.5
Foreign corporate	1,086.2	—	56.5	(12.0)	1,130.7
Total fixed maturity securities	$6,206.8	$(1.2)	$416.1	$(45.8)	$6,575.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2020
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$90.4	$—	$3.7	$—	$94.1
States, municipalities and political subdivisions	164.4	—	11.0	(0.1)	175.3
Foreign governments	442.4	—	27.4	(0.1)	469.7
Asset-backed	251.9	—	9.4	(0.8)	260.5
Commercial mortgage-backed	266.3	—	16.5	(1.4)	281.4
Residential mortgage-backed	685.8	—	49.0	(0.2)	734.6
U.S. corporate	3,315.6	(1.2)	380.6	(4.4)	3,690.6
Foreign corporate	1,029.0	—	80.6	(0.3)	1,109.3
Total fixed maturity securities	$6,245.8	$(1.2)	$578.2	$(7.3)	$6,815.5
The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.4% of the overall investment portfolio as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $39.5 million and $39.6 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded revenue bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of March 31, 2021 and December 31, 2020, revenue bonds accounted for 61% and 60% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases, colleges and universities and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of March 31, 2021, approximately 25%, 21% and 16% of the foreign government securities were held in Canadian government/provincials and the governments of Brazil and Mexico, respectively. As of December 31, 2020, approximately 26%, 24% and 16% of the foreign government securities were held in Brazil, Canadian government/provincials and Mexico, respectively. No other country represented more than 10% and 8% of the Company’s foreign government securities as of March 31, 2021 and December 31, 2020, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $617.2 million with a net unrealized gain of $21.6 million as of March 31, 2021 and $589.5 million with a net unrealized gain of $41.8 million as of December 31, 2020. Approximately 34% and 29% of the corporate fixed maturity European exposure was held in the financial industry as of March 31, 2021 and December 31, 2020, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 6% of the fair value of the Company’s corporate fixed maturity securities as of March 31, 2021 and December 31, 2020. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $290.0 million with a net unrealized gain of $19.5 million as of March 31, 2021 and $319.4 million with a net unrealized gain of $23.0 million as of December 31, 2020. Approximately 82% and 81% of the energy exposure is rated as investment grade as of March 31, 2021 and December 31, 2020, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$359.0	$363.5
Due after one year through five years	2,047.5	2,170.5
Due after five years through ten years	1,730.5	1,848.2
Due after ten years	892.1	956.2
Total	5,029.1	5,338.4
Asset-backed	268.3	281.2
Commercial mortgage-backed	280.0	289.9
Residential mortgage-backed	629.4	666.4
Total	$6,206.8	$6,575.9
The following table sets forth the net realized gains (losses), including impairment, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$3.0	$3.7
Equity securities (1)	(1.7)	(34.9)
Commercial mortgage loans on real estate	0.3	(0.2)
Other investments	0.2	0.9
Consolidated investment entities (2)	—	(48.2)
Total net realized gains (losses) related to sales and other	1.8	(78.7)
Net realized losses related to impairments:
Fixed maturity securities	—	(1.1)
Other investments (1)	(1.0)	(4.2)
Total net realized losses related to impairments	(1.0)	(5.3)
Total net realized gains (losses)	$0.8	$(84.0)
(1)Three months ended March 31, 2021 and 2020 includes $2.1 million and $2.2 million, respectively, of net gains on equity investment holdings accounted for under the measurement alternative. The carrying value of equity investments accounted for under the measurement alternative was $103.3 million and $96.0 million as of March 31, 2021 and 2020, respectively. These investments are included within other investments on the consolidated balance sheets. For the three months ended March 31, 2021 and 2020, there were impairments of $1.0 million and $4.2 million, respectively. For the three months ended March 31, 2021 and 2020, the cumulative carry value fair value increases were $37.1 million and $26.8 million, respectively. For the three months ended March 31, 2021 and 2020, the cumulative impairment losses were $19.6 million and $5.6 million, respectively.
(2)Consists of net realized losses from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”).

The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net losses recognized on equity securities	$(1.7)	$(34.9)
Less: Net realized gains related to sales of equity securities	0.9	—
Total net unrealized losses on equity securities held	$(2.6)	$(34.9)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$17.9	$(0.4)	$—	$—	$17.9	$(0.4)
States, municipalities and political subdivisions	72.3	(2.0)	—	—	72.3	(2.0)
Foreign governments	54.9	(1.1)	—	—	54.9	(1.1)
Asset-backed	80.1	(0.2)	33.4	(0.2)	113.5	(0.4)
Commercial mortgage-backed	72.1	(2.3)	2.9	(0.6)	75.0	(2.9)
Residential mortgage-backed	36.7	(0.5)	3.1	(0.1)	39.8	(0.6)
U.S. corporate	397.8	(23.8)	27.7	(2.6)	425.5	(26.4)
Foreign corporate	259.0	(11.9)	3.1	(0.1)	262.1	(12.0)
Total fixed maturity securities	$990.8	$(42.2)	$70.2	$(3.6)	$1,061.0	$(45.8)

	December 31, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$6.1	$(0.1)	$—	$—	$6.1	$(0.1)
Foreign governments	28.3	(0.1)	—	—	28.3	(0.1)
Asset-backed	54.5	(0.2)	37.4	(0.6)	91.9	(0.8)
Commercial mortgage-backed	28.2	(0.7)	3.3	(0.7)	31.5	(1.4)
Residential mortgage-backed	23.9	(0.1)	1.5	(0.1)	25.4	(0.2)
U.S. corporate	71.9	(2.9)	13.8	(1.5)	85.7	(4.4)
Foreign corporate	30.1	(0.3)	—	—	30.1	(0.3)
Total fixed maturity securities	$243.0	$(4.4)	$56.0	$(2.9)	$299.0	$(7.3)
Total gross unrealized losses represented approximately 4% and 2% of the aggregate fair value of the related securities as of March 31, 2021 and December 31, 2020, respectively. Approximately 92% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2021 and December 31, 2020, respectively. The total gross unrealized losses are comprised of 619 and 180 individual securities as of March 31, 2021 and December 31, 2020, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2021 and December 31, 2020 were related to non-credit factors and therefore, did not recognize credit-related losses during the three months ended March 31, 2021. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of March 31, 2021, approximately 53% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.2 million to $9.9 million as of March 31, 2021 and from $0.1 million to $9.9 million as of December 31, 2020.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$5.5	$2.9	$—	$—	$4.1	$115.4	127.9	85.8%
71% to 80%	$4.6	$2.6	$—	$4.8	$—	$—	12.0	8.0%
81% to 95%	$—	$—	$—	$—	$—	$2.1	2.1	1.4%
Greater than 95%	$—	$—	$—	$—	$5.9	$1.2	7.1	4.8%
Total	$10.1	$5.5	$—	$4.8	$10.0	$118.7	149.1	100.0%

	March 31, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$5.8	$5.5	$—	$—	$4.1	$81.8	$97.2	65.3%
1.5 to 2.0	2.9	—	—	4.8	—	17.7	25.4	17.0%
1.0 to 1.5	1.4	—	—	—	—	14.6	16.0	10.7%
Less than 1.0	—	—	—	—	5.9	4.6	10.5	7.0%
Total	$10.1	$5.5	$—	$4.8	$10.0	$118.7	$149.1	100.0%

	December 31, 2020
	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$2.9	$—	$—	$4.1	$29.0	$87.1	$123.1	88.0%
71% to 80%	2.6	—	4.8	—	—	—	7.4	5.3%
81% to 95%	—	—	—	—	—	2.2	2.2	1.6%
Greater than 95%	—	—	—	6.0	—	1.2	7.2	5.1%
Total	$5.5	$—	$4.8	$10.1	$29.0	$90.5	$139.9	100.0%

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2020
	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$5.5	$—	$—	$4.1	$26.4	$53.3	$89.3	63.9%
1.5 to 2.0	—	—	4.8	—	2.6	17.5	24.9	17.8%
1.0 to 1.5	—	—	—	—	—	15.0	15.0	10.7%
Less than 1.0	—	—	—	6.0	—	4.7	10.7	7.6%
Total	$5.5	$—	$4.8	$10.1	$29.0	$90.5	$139.9	100.0%
(1)Loan-to-value ratio derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated at least annually.
(2)Debt-service coverage ratio calculated using most recent reported operating results from property operators divided by annual debt service coverage.

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	March 31, 2021
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$75.0	$—		$75.0		$—
States, municipalities and political subdivisions	180.7	—		180.7		—
Foreign governments	434.5	0.5		433.6		0.4
Asset-backed	281.2	—		279.7		1.5
Commercial mortgage-backed	289.9	—		281.6		8.3
Residential mortgage-backed	666.4	—		666.4		—
U.S. corporate	3,517.5	—		3,506.3		11.2
Foreign corporate	1,130.7	—		1,126.9		3.8
Equity securities:
Mutual funds	42.1	42.1		—		—
Common stocks	15.8	13.8		0.6		1.4
Non-redeemable preferred stocks	235.3	—		234.2		1.1
Short-term investments	116.0	87.8	(2)	28.2		—
Other investments	231.4	73.0	(1)	158.3	(3)	0.1
Cash equivalents	872.5	831.5	(2)	41.0	(3)	—
Other assets	0.1	—		0.1	(4)	—
Assets held in separate accounts	11.2	6.6	(1)	4.6	(3)	—
Total financial assets	$8,100.3	$1,055.3		$7,017.2		$27.8

Financial Liabilities
Other liabilities	$75.8	$73.0	(1)	$—		$2.8	(5)
Liabilities related to separate accounts	11.2	6.6	(1)	4.6	(3)	—
Total financial liabilities	$87.0	$79.6		$4.6		$2.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2020
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$94.1	$—		$94.1		$—
States, municipalities and political subdivisions	175.3	—		175.3		—
Foreign governments	469.7	0.5		468.8		0.4
Asset-backed	260.5	—		260.5		—
Commercial mortgage-backed	281.4	—		272.7		8.7
Residential mortgage-backed	734.6	—		734.6		—
U.S. corporate	3,690.6	—		3,678.6		12.0
Foreign corporate	1,109.3	—		1,105.4		3.9
Equity securities:
Mutual funds	42.3	42.3		—		—
Common stocks	15.2	13.3		0.7		1.2
Non-redeemable preferred stocks	232.7	—		231.6		1.1
Short-term investments	253.5	202.0	(2)	51.5		—
Other investments	241.3	72.9	(1)	168.3	(3)	0.1
Cash equivalents	1,558.6	1,536.6	(2)	22.0	(3)	—
Assets held in separate accounts	11.4	6.7	(1)	4.7	(3)	—
Total financial assets	$9,170.5	$1,874.3		$7,268.8		$27.4

Financial Liabilities
Other liabilities	$76.1	$72.9	(1)	$0.5	(4)	$2.7	(5)
Liabilities related to separate accounts	11.4	6.7	(1)	4.7	(3)	—
Total financial liabilities	$87.5	$79.6		$5.2		$2.7
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivatives.
(5)Includes contingent consideration liabilities and other derivatives.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$147.9	$160.7	$—	$—	$160.7
Other investments	50.4	50.4	14.3	—	36.1
Other assets	21.9	21.9	—	—	21.9
Total financial assets	$220.2	$233.0	$14.3	$—	$218.7
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$69.6	$81.5	$—	$—	$81.5
Funds withheld under reinsurance	359.8	359.8	359.8	—	—
Debt	2,203.7	2,455.0	—	2,455.0	—
Total financial liabilities	$2,633.1	$2,896.3	$359.8	$2,455.0	$81.5

	December 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$138.3	$198.3	$—	$—	$198.3
Other investments	52.1	52.1	14.4	—	37.7
Other assets	23.3	23.3	—	—	23.3
Total financial assets	$213.7	$273.7	$14.4	$—	$259.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$70.6	$85.4	$—	$—	$85.4
Funds withheld under reinsurance	358.6	358.6	358.6	—	—
Debt	2,252.9	2,540.0	—	2,540.0	—
Total financial liabilities	$2,682.1	$2,984.0	$358.6	$2,540.0	$85.4
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

	For the Three Months Ended March 31,
	2021	2020
Claims and benefits payable, at beginning of period	$1,610.3	$1,613.1
Less: Reinsurance ceded and other	(849.4)	(855.1)
Net claims and benefits payable, at beginning of period	760.9	758.0
Incurred losses and loss adjustment expenses related to:
Current year	574.9	580.2
Prior years	(46.2)	(45.0)
Total incurred losses and loss adjustment expenses	528.7	535.2
Paid losses and loss adjustment expenses related to:
Current year	235.8	277.8
Prior years	268.3	268.9
Total paid losses and loss adjustment expenses	504.1	546.7
Net claims and benefits payable, at end of period	785.5	746.5
Plus: Reinsurance ceded and other (1)	792.5	857.8
Claims and benefits payable, at end of period (1)	$1,578.0	$1,604.3
(1)Includes reinsurance recoverables and claims and benefits payable of $66.1 million and $72.8 million as of March 31, 2021 and 2020, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $30.6 million and $29.7 million to the net favorable development during the three months ended March 31, 2021 and 2020, respectively. The net favorable development in both years was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $12.6 million and $9.9 million of net favorable development for the three months ended March 31, 2021 and 2020, respectively. The net favorable development in both years was primarily attributable to Lender-placed Insurance products from the most recent accident years due to lower than expected non-catastrophe claim frequency. All others contributed $3.0 million and $5.4 million on net favorable development for the three months ended March 31, 2021 and 2020, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

10. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023	350.0	349.0	350.0	348.9
4.20% Senior Notes due September 2023	300.0	298.5	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.2	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.1	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.3	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.6	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,203.7		$2,252.9
(1)The outstanding aggregate principal amount was repaid in January 2021. Prior to repayment, these senior notes bore floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
(2)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the “Lenders”). The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the Company’s commercial paper program or for general corporate purposes. As of March 31, 2021, no borrowings were outstanding under the Credit Facility, and $445.5 million was available under the Credit Facility due to $4.5 million of letters of credit outstanding.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the acquisition of TWG Holdings Limited and its subsidiaries. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes due 2048, in each case on an effective yield basis. The amortization of the deferred gain for the three months ended March 31, 2021 and 2020 was $0.7 million. The remaining deferred gain as of March 31, 2021 was $17.9 million.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2020	$(295.6)	$1,080.3	$14.7	$1.2	$16.1	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	7.2	(207.1)	—	—	(0.8)	(0.3)	(201.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.4)	(0.6)	—	—	(1.3)	(4.3)
Net current-period other comprehensive income (loss)	7.2	(209.5)	(0.6)	—	(0.8)	(1.6)	(205.3)
Balance at March 31, 2021	$(288.4)	$870.8	$14.1	$1.2	$15.3	$(108.5)	$504.5

	Three Months Ended March 31, 2020
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net (losses) gains on Pension Plans (1)	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$—	$15.5	$(118.7)	$411.5
Change in accumulated other comprehensive income (loss) before reclassifications	(66.7)	(297.3)	—	—	(2.7)	48.9	(317.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.8)	(0.6)	—	—	0.1	(5.3)
Net current-period other comprehensive income (loss)	(66.7)	(302.1)	(0.6)	—	(2.7)	49.0	(323.1)
Balance at March 31, 2020	$(425.6)	$554.4	$16.5	$—	$12.8	$(69.7)	$88.4
(1)The Retirement Health Benefits plan was amended in February 2020, which resulted in a prior service credit recognized in other comprehensive income that will be recognized in income over the remaining period of the plan. Refer to Note 15 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income (“AOCI”) for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2021	2020
Net unrealized (gains) losses on investments	$(3.1)	$(6.1)	Net realized gains (losses) on investments
	0.7	1.3	Provision for income taxes
	$(2.4)	$(4.8)	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.7)	Interest expense
	0.1	0.1	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.8	$1.3	(1)
Amortization of prior service credit	(3.4)	(1.1)	(1)
	(1.6)	0.2
	0.3	(0.1)	Provision for income taxes
	$(1.3)	$0.1	Net of tax
Total reclassifications for the period	$(4.3)	$(5.3)	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. See Note 15 for additional information.

12. Stock Based Compensation
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
Restricted Stock Units
The following table shows a summary of RSU activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
RSU compensation expense	$6.6	$6.3
Income tax benefit	(1.2)	(1.1)
RSU compensation expense, net of tax	$5.4	$5.2
RSUs granted	168,595	228,412
Weighted average grant date fair value per unit	$137.18	$89.58
Total fair value of vested RSUs	$30.0	$8.9
As of March 31, 2021, there was $37.0 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Performance Share Units
The following table shows a summary of PSU activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
PSU compensation expense	$6.2	$4.8
Income tax benefit	(0.6)	(0.5)
PSU compensation expense, net of tax	$5.6	$4.3
PSUs granted	201,462	302,274
Weighted average grant date fair value per unit	$147.32	$87.36
Total fair value of vested PSUs	$22.5	$24.4
As of March 31, 2021, there was $42.3 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the three months ended March 31, 2021 and 2020 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the three months ended March 31, 2021 and 2020 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

13. Equity Transactions
Stock Repurchase
During the three months ended March 31, 2021 and 2020, the Company repurchased 308,000 and 480,967 shares of the Company’s outstanding common stock at a cost of $41.5 million and $57.3 million, exclusive of commissions, respectively, leaving $745.0 million aggregate cost at purchase remaining unused under the existing repurchase authorizations as of March 31, 2021.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
Mandatory Convertible Preferred Stock (“MCPS”)
In March 2018, the Company issued 2,875,000 shares of the MCPS, with a par value of $1.00 per share, at a public offering price of $100.00 per share. The net proceeds from the sale of the MCPS was $276.4 million after deducting the underwriting discounts and offering expenses. Each outstanding share of MCPS converted in March 2021 into 0.9405 of common shares, or 2,703,911 common shares in total plus an immaterial amount of cash in lieu of fractional shares. The Company used a portion of its treasury stock for the common shares, using the average cost method to account for the reissuance of such shares.
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million in each of the three months ended March 31, 2021 and 2020.

14. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic EPS and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of PSUs and the purchase of shares under the Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method; and (2) common shares issuable upon the conversion of the MCPS using the if-converted method. Refer to Notes 12 and 13 for further information regarding potential common stock issuances. The

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended March 31,
	2021	2020
Numerator
Net income from continuing operations	$148.5	$148.6
Less: Net loss (income) attributable to non-controlling interest	0.2	(1.1)
Net income from continuing operations attributable to stockholders	148.7	147.5
Less: Preferred stock dividends	(4.7)	(4.7)
Net income from continuing operations attributable to common stockholders	144.0	142.8
Less: Common stock dividends paid	(38.2)	(38.0)
Undistributed earnings	$105.8	$104.8

Net income from continuing operations attributable to common stockholders	$144.0	$142.8
Add: Net income from discontinued operations	14.3	7.2
Net income attributable to common stockholders	$158.3	$150.0

Denominator
Weighted average common shares outstanding used in basic per common share calculations	59,192,880	60,602,911
Incremental common shares from:
PSUs	367,274	322,692
ESPP	—	5,148
MCPS	2,223,238	2,696,175
Weighted average common shares outstanding used in diluted per common share calculations	61,783,392	63,626,926
Earnings per common share - Basic
Distributed earnings	$0.64	$0.63
Undistributed earnings	1.79	1.73
Net income from continuing operations	2.43	2.36
Net income from discontinued operations	0.24	0.12
Net income attributable to common stockholders	$2.67	$2.48
Earnings per common share - Diluted
Distributed earnings	$0.62	$0.60
Undistributed earnings	1.79	1.72
Net income from continuing operations	2.41	2.32
Net income from discontinued operations	0.23	0.11
Net income attributable to common stockholders	$2.64	$2.43
Average PSUs totaling 18,373 for the three months ended March 31, 2021 were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs for the three months ended March 31, 2020.

15. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees prior to closing to new hires on January 1, 2014. The Company also has various non-contributory, non-qualified supplemental plans covering certain employees, including the Assurant Executive

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Pension Plan and the Assurant Supplemental Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. The Pension Benefits and Retirement Health Benefits (together, the “Plans”) were frozen on March 1, 2016.
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
The following tables present the components of net periodic benefit cost for the Plans for the three months ended March 31, 2021 and 2020:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Interest cost	$3.5	$5.1	$0.3	$0.5	$—	$0.4
Expected return on plan assets	(6.9)	(7.7)	—	—	(0.4)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.4)	(1.1)
Amortization of net loss (gain)	1.2	0.7	0.8	0.6	(0.1)	—
Net periodic benefit cost	$(2.2)	$(1.9)	$1.1	$1.1	$(3.9)	$(1.1)
 The Assurant Pension Plan funded status was $45.8 million at March 31, 2021 and $43.2 million at December 31, 2020 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 106% and 105% funded status at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2021.

16. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.2 million and $7.6 million of letters of credit outstanding as of March 31, 2021 and December 31, 2020, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2020 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2021 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
Some of the statements included in this MD&A and elsewhere in this Report, particularly those with respect to the closing of the Global Preneed transaction, including our financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:
(i)the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues;
(ii)    significant competitive pressures, changes in customer preferences and disruption;
(iii)    the failure to implement our strategy and to attract and retain key personnel, including key executives and senior management;
(iv)    the failure to find suitable acquisitions at attractive prices, integrate acquired businesses effectively or grow organically;
(v)    our inability to recover should we experience a business continuity event;
(vi)    the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;
(vii)    risks related to our international operations;
(viii)    declines in the value of mobile devices, the risk of guaranteed buybacks, or export compliance or other risks in our mobile business;
(ix)    our inability to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships;
(x)    risks associated with joint ventures, franchises and investments in which we share ownership and management with third parties;
(xi)    negative publicity relating to our business or industry;
(xii)    the impact of general economic, financial market and political conditions and conditions in the markets in which we operate;
(xiii)    the impact of the COVID-19 pandemic and measures taken in response thereto;
(xiv)    the impact of catastrophic and non-catastrophe losses, including as a result of climate change;
(xv)    the adequacy of reserves established for claims and our inability to accurately predict and price for claims;
(xvi)    a decline in financial strength ratings of our insurance subsidiaries or in our corporate senior debt ratings;

(xvii)    fluctuations in exchange rates;
(xviii)    an impairment of goodwill or other intangible assets;
(xix)    the failure to maintain effective internal control over financial reporting;
(xx)    unfavorable conditions in the capital and credit markets;
(xxi)    a decrease in the value of our investment portfolio, including due to market, credit and liquidity risks, and changes in interest rates;
(xxii)    impairment of our deferred tax assets;
(xxiii)    the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;
(xxiv)    the credit risk of some of our agents, third-party administrators and clients;
(xxv)    the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends or repurchase shares;
(xxvi)    the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;
(xxvii)    breaches of our information systems or those of third parties with whom we do business, or the failure to protect the security of data in such systems, including due to cyber-attacks and as a result of working remotely;
(xxviii)    the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security, data protection or tax;
(xxix)    the impact of litigation and regulatory actions;
(xxx)    reductions or deferrals in the insurance premiums we charge;
(xxxi)    changes in insurance, tax and other regulation;
(xxxii)    volatility in our common stock price and trading volume; and
(xxxiii)    employee misconduct.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2020 Annual Report, and “Item 1A—Risk Factors” below and in our 2020 Annual Report.
General
Global Preneed Discontinued Operations
In March 2021, we entered into a definitive agreement to sell the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposal business”) to CUNA Mutual Group (“CUNA”) for total cash consideration of $1.25 billion, subject to certain purchase price adjustments at closing. The transaction is expected to close by the end of the third quarter of 2021, subject to regulatory approvals and other customary closing conditions.
The estimated carrying value of the disposal business is subject to adjustment in future quarters until closing, and may be influenced by various factors including the following:
•The performance of the disposal business, including the impact of discount, interest, mortality and reinsurance rates; and
•Changes in the terms of the agreement with CUNA, including as a result of any subsequent negotiations, any necessary changes to obtain regulatory approval or any changes due to unanticipated developments.
We have determined that the disposal business meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, the results of operations of the disposal business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented and the assets and liabilities for the disposal business have been classified as held for sale and segregated for all periods presented in the consolidated balance sheets. Transactions between the disposal business and businesses in our continuing operations are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the disposal business. Refer to “—Results of Operations—Discontinued Operations” below and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Reportable Segments
As of March 31, 2021, the Company had three reportable segments, excluding discontinued operations described above, which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
The following discussion covers the three months ended March 31, 2021 (“First Quarter 2021”) and the three months ended March 31, 2020 (“First Quarter 2020”).
Executive Summary
Consolidated net income from continuing operations was relatively flat at $148.5 million for First Quarter 2021 from $148.6 million for First Quarter 2020, as the absence of a $79.3 million one-time tax benefit in First Quarter 2020 was offset by higher net realized gains on investments compared to net realized losses in First Quarter 2020.
Global Lifestyle segment net income increased $8.2 million, or 7%, to $129.1 million for First Quarter 2021 from $120.9 million for First Quarter 2020, primarily driven by strong results in Global Automotive, including a $4.3 million one-time benefit, as well as higher investment income and underlying global growth. Connected Living results also increased from mobile subscriber growth in Asia Pacific and North America, higher trade-in volumes and contributions from recent acquisitions. First Quarter 2020 included $11.7 million of one-time benefits within Connected Living and Global Automotive.
Global Lifestyle net earned premiums, fees and other income decreased $84.6 million, or 4%, to $1.86 billion for First Quarter 2021 from $1.95 billion for First Quarter 2020, reflecting the impact from the previously disclosed mobile program contract change. Excluding this $98.0 million reduction, net earned premiums, fees and other income was flat year-over-year.
Global Housing segment net income decreased $6.8 million, or 9%, to $67.4 million for First Quarter 2021 from $74.2 million for First Quarter 2020, driven by $21.7 million of higher reportable catastrophes primarily from the severe winter storms in Texas. Excluding reportable catastrophes, segment net income increased $14.9 million, primarily due to favorable non-catastrophe loss experience, mainly in Specialty and Other products driven by underwriting improvements and lower overall claims frequency, as well as growth in Multifamily Housing. Lender-placed Insurance also benefited from higher premium rates, though lower real estate owned (“REO”) volumes, due to foreclosure moratoriums, offset results.
Global Housing net earned premiums, fees and other income decreased $7.4 million, or 1%, to $493.0 million for First Quarter 2021 from $500.4 million for First Quarter 2020, primarily due to declines in Specialty and Other products, including the expected run-off from our small commercial product, as well as a modest decline in Lender-placed Insurance. The decrease was partially offset by growth in Multifamily Housing.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, and our ability to manage our expenses and achieve expense savings. Our results will also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and maintain our position in our Lender-placed Insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, including COVID-19 and measures taken in response thereto, see “Item 1A—Risk Factors” below and in our 2020 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2020 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate and to maintain relationships with significant clients, distributors and other parties or renew contracts with them on favorable terms, including in our Connected Living, Multifamily Housing and Global Automotive businesses. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues” and “Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” in our 2020 Annual Report.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
For First Quarter 2021, net cash used in operating activities from continuing operations was $454.0 million; net cash provided by investing activities from continuing operations was $63.2 million; and net cash used in financing activities from continuing operations was $153.0 million. We had $1.67 billion in cash and cash equivalents as of March 31, 2021 as compared to $2.21 billion as of December 31, 2020. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2020 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2020 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Net earned premiums	$2,105.6	$2,065.5
Fees and other income	249.9	383.6
Net investment income	76.3	83.6
Net realized gains (losses) on investments	0.8	(84.0)
Total revenues	2,432.6	2,448.7
Benefits, losses and expenses:
Policyholder benefits	528.7	535.2
Amortization of deferred acquisition costs and value of business acquired	946.7	895.3
Underwriting, general and administrative expenses	735.7	892.6
Interest expense	28.4	25.5
Total benefits, losses and expenses	2,239.5	2,348.6
Income before provision for income taxes	193.1	100.1
Provision (benefit) for income taxes	44.6	(48.5)
Net income from continuing operations	148.5	148.6
Net income from discontinued operations	14.3	7.2
Net income	162.8	155.8
Less: Net loss (income) attributable to non-controlling interest	0.2	(1.1)
Net income attributable to stockholders	163.0	154.7
Less: Preferred stock dividends	(4.7)	(4.7)
Net income attributable to common stockholders	$158.3	$150.0
For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Income from Continuing Operations
Consolidated net income from continuing operations was flat at $148.5 million for First Quarter 2021 compared to $148.6 million for First Quarter 2020. Net income from continuing operations for First Quarter 2021 included $34.5 million of reportable catastrophes, primarily related to the Texas winter storms, compared to $12.9 million in First Quarter 2020. Excluding reportable catastrophes, net income from continuing operations increased $21.5 million, or 13% primarily due to the absence of $67.2 million of after-tax net realized losses, mainly from a decrease in the fair value of our equity securities and collateralized loan obligations in First Quarter 2020, favorable earnings contributions from Global Housing, that were primarily driven by favorable non-catastrophe loss experience and growth in Multifamily Housing, as well as an increase from Global Lifestyle, primarily due to the continued expansion in Global Automotive and Connected Living. These increases were partially offset by the absence of a $79.3 million tax benefit that was recorded in First Quarter 2020 related to the utilization of net operating losses in connection with the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Net earned premiums	$1,648.7	$1,597.7
Fees and other income	213.6	349.2
Net investment income	50.8	54.7
Total revenues	1,913.1	2,001.6
Benefits, losses and expenses:
Policyholder benefits	327.4	336.2
Amortization of deferred acquisition costs and value of business acquired	889.2	838.4
Underwriting, general and administrative expenses	527.2	667.9
Total benefits, losses and expenses	1,743.8	1,842.5
Segment income before provision for income taxes	169.3	159.1
Provision for income taxes	40.2	38.2
Segment net income	$129.1	$120.9
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$952.4	$1,088.3
Global Automotive	812.4	753.1
Global Financial Services and Other	97.5	105.5
Total	$1,862.3	$1,946.9
Net earned premiums, fees and other income:
Domestic	$1,380.6	$1,434.5
International	481.7	512.4
Total	$1,862.3	$1,946.9
For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Income
Segment net income increased $8.2 million, or 7%, to $129.1 million for First Quarter 2021 from $120.9 million for First Quarter 2020. First Quarter 2021 included $4.3 million of one-time income in Global Automotive, compared to $11.7 million of benefits within Connected Living and Global Automotive in First Quarter 2020. Excluding these items, segment net income increased $15.6 million, or 14%, primarily driven by Connected Living from mobile subscriber growth in Asia Pacific and North America, and higher trade-in results, including contributions from recent acquisitions, as well as improved profitability within extended service contracts. Global Automotive also contributed to the increase, mainly due to organic global growth, higher investment income and lower claims activity. These increases were partially offset by the run-off of certain domestic mobile programs.
Total Revenues
Total revenues decreased $88.5 million, or 4%, to $1.91 billion for First Quarter 2021 from $2.00 billion for First Quarter 2020. Fees and other income decreased $135.6 million, or 39%, mainly driven by a previously disclosed mobile program contract change, the run-off of certain domestic mobile programs, partially offset by growth from recent mobile acquisitions. Net investment income decreased $3.9 million, or 7%, primarily due to lower cash yields and lower income from real estate, partially offset by higher income from an increase in fair value of investments in limited partnerships. These decreases in total revenues were partially offset by an increase in net earned premiums of $51.0 million, or 3%, primarily driven by continued growth from prior period sales in our Global Automotive business, partially offset by the run-off of certain domestic mobile programs.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $98.7 million, or 5%, to $1.74 billion for First Quarter 2021 from $1.84 billion for First Quarter 2020. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of $140.7 million, or 21%, primarily due to the run-off of certain domestic mobile programs and a previously disclosed mobile program contract change, partially offset by an increase in growth in our Global Automotive and Connected Living businesses, including new mobile acquisitions. Policyholder benefits decreased $8.8 million, or 3%, primarily driven by lower loss experience from Global Automotive. The decrease in total benefits, losses and expenses was partially offset by a $50.8 million, or 6%, increase in amortization of deferred acquisition costs and value of business acquired, mainly related to growth in our Global Automotive business.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Net earned premiums	$456.9	$467.8
Fees and other income	36.1	32.6
Net investment income	19.4	22.0
Total revenues	512.4	522.4
Benefits, losses and expenses:
Policyholder benefits	201.3	198.7
Amortization of deferred acquisition costs and value of business acquired	57.5	56.9
Underwriting, general and administrative expenses	168.8	173.3
Total benefits, losses and expenses	427.6	428.9
Segment income before provision for income taxes	84.8	93.5
Provision for income taxes	17.4	19.3
Segment net income	$67.4	$74.2
Net earned premiums, fees and other income:
Lender-placed Insurance	$260.4	$264.3
Multifamily Housing	117.3	109.0
Specialty and Other	115.3	127.1
Total	$493.0	$500.4
For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Income
Segment net income decreased $6.8 million, or 9%, to $67.4 million for First Quarter 2021 from $74.2 million for First Quarter 2020. Segment net income for First Quarter 2021 included $34.5 million of reportable catastrophes, primarily related to the Texas winter storms, compared to $12.8 million for First Quarter 2020. Excluding reportable catastrophes, segment net income increased $14.9 million, or 17%, primarily driven by favorable non-catastrophe losses primarily across Specialty and Other products, higher premium rates in our Lender-placed Insurance business and growth in our Multifamily Housing business. These increases were partially offset by lower REO volumes related to COVID-19 and fewer policies in-force from a financially insolvent client in our Lender-placed Insurance business.
Total Revenues
Total revenues decreased $10.0 million, or 2%, to $512.4 million for First Quarter 2021 from $522.4 million for First Quarter 2020. Net earned premiums decreased $10.9 million, or 2%, primarily due to declines in our Lender-placed Insurance business, mainly driven by lower REO volumes related to COVID-19 and a reduction in policies in-force for a financially insolvent client, the run-off of certain sharing economy offerings and the run-off of our small commercial product. This decrease was partially offset by premium rate increases in our Lender-placed Insurance business and continued growth from renters insurance in our Multifamily Housing business. Net investment income decreased $2.6 million, or 12%, primarily due to lower income from real estate related investments and lower cash yields. The decrease in total revenues was partially offset by an increase in fees and other income of $3.5 million, or 11%, primarily due to an increase in claim processing fees in our Lender-placed Insurance business and growth in our Multifamily Housing business.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $1.3 million to $427.6 million for First Quarter 2021 from $428.9 million for First Quarter 2020. The decrease was primarily due to a decrease in underwriting, general and administrative expenses of

$4.5 million, or 3%, primarily due to lower catastrophe-related assessments and a decline in advertising expenses for the renters business in Multifamily Housing. Policyholder benefits increased $2.6 million, or 1%, mainly from higher reportable catastrophe losses, partially offset by lower non-catastrophe losses in our sharing economy offerings and small commercial product, as well as lower frequency of theft and vandalism claims across most major products.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Fees and other income	$0.2	$1.8
Net investment income	6.1	6.9
Net realized gains (losses) on investments	0.8	(84.0)
Total revenues	7.1	(75.3)
Benefits, losses and expenses:
Policyholder benefits	—	0.3
General and administrative expenses	39.7	51.4
Interest expense	28.4	25.5
Total benefits, losses and expenses	68.1	77.2
Segment loss before benefit for income taxes	(61.0)	(152.5)
Benefit for income taxes	(13.0)	(106.0)
Segment net loss from continuing operations	$(48.0)	$(46.5)
For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Loss from Continuing Operations
Segment net loss from continuing operations increased $1.5 million, or 3%, to $48.0 million for First Quarter 2021 from $46.5 million for First Quarter 2020. The increase in net loss was primarily due to the absence of a $79.3 million tax benefit related to the utilization of net operating losses in connection with the CARES Act in First Quarter 2020. The increase was partially offset by the absence of $67.2 million of after-tax net realized losses, mainly from a decrease in the fair value of our equity securities and collateralized loan obligations in First Quarter 2020, as well as the absence of $5.8 million of after-tax losses associated with the sale of Iké and $4.2 million of after-tax acquisition related transaction costs, all recorded in First Quarter 2020.
Total Revenues
Total revenues increased $82.4 million to $7.1 million for First Quarter 2021 from $(75.3) million for First Quarter 2020, primarily due to the absence of unrealized losses on investments mostly related to a decrease in the fair value of equity securities and collateralized loan obligations in First Quarter 2020.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $9.1 million, or 12%, to $68.1 million for First Quarter 2021 from $77.2 million for First Quarter 2020. The decrease was primarily driven by the absence of $5.2 million of acquisition related transaction costs from First Quarter 2020 and a $4.2 million decrease in current expected credit losses associated with our credit risk from reinsurance recoverables related to businesses in run-off.

Discontinued Operations
Overview
The table below presents information regarding the results of the discontinued operations for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Net earned premiums	$17.7	$18.3
Fees and other income	37.5	37.5
Net investment income	72.0	72.4
Net realized losses on investments	(1.1)	(11.3)
Total revenues	126.1	116.9
Benefits, losses and expenses:
Policyholder benefits	74.0	72.0
Amortization of deferred acquisition costs and value of business acquired	19.2	18.9
Underwriting, general and administrative expenses	21.8	16.9
Total benefits, losses and expenses	115.0	107.8
Income before (benefit) provision for income taxes	11.1	9.1
(Benefit) provision for income taxes	(3.2)	1.9
Net income from discontinued operations	$14.3	$7.2
For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net Income from Discontinued Operations
Net income from discontinued operations increased $7.1 million, or 99%, to $14.3 million for First Quarter 2021 from $7.2 million for First Quarter 2020, primarily due to the absence of unrealized losses mainly related to decreases in the fair values of equity securities in First Quarter 2020.The increase in First Quarter 2021 was also due to a $1.9 million net gain related to the pending sale of Global Preneed consisting of $5.3 million in tax benefits partially offset by $3.4 million of after-tax transaction costs incurred in connection with the pending sale. The increases in net income from discontinued operations were partially offset by a $2.4 million decrease in Global Preneed’s operating results primarily due to higher mortality in connection with COVID-19.
Total Revenues
Total revenues increased $9.2 million, or 8%, to $126.1 million for First Quarter 2021 compared to $116.9 million for First Quarter 2020, primarily due to the absence of unrealized losses mainly related to decreases in the fair values of equity securities in First Quarter 2020.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $7.2 million, or 7%, to $115.0 million for First Quarter 2021 from $107.8 million for First Quarter 2020, primarily driven by transactions expenses in First Quarter 2021 related to the pending sale and higher policyholder benefits mainly due to an increase in inforce policies and higher mortality due to COVID-19.

Investments
We had total investments of $7.87 billion and $8.22 billion as of March 31, 2021 and December 31, 2020, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $200.6 million during First Quarter 2021, from $570.9 million as of December 31, 2020 to $370.3 million as of March 31, 2021, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2021		December 31, 2020
Aaa / Aa / A	$3,850.0	58.5%	$4,051.3	59.5%
Baa	2,279.1	34.7%	2,288.1	33.6%
Ba	342.9	5.2%	384.4	5.6%
B and lower	103.9	1.6%	91.7	1.3%
Total	$6,575.9	100.0%	$6,815.5	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Fixed maturity securities	$57.4	$57.8
Equity securities	3.6	3.6
Commercial mortgage loans on real estate	1.3	1.9
Short-term investments	0.8	2.7
Other investments	14.7	3.3
Cash and cash equivalents	1.6	7.0
Revenue from consolidated investment entities (1)	—	31.9
Total investment income	79.4	108.2
Investment expenses	(3.1)	(7.2)
Expenses from consolidated investment entities (1)	—	(17.4)
Net investment income	$76.3	$83.6
(1)The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Investment income from direct investments in:
Real estate fund (1)	$—	$8.2
CLO entities	—	4.7
Investment management fees	—	1.6
Net investment income from consolidated investment entities	$—	$14.5
(1)The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million for the three months ended March 31, 2020.
Net investment income decreased $7.3 million, or 9%, to $76.3 million for First Quarter 2021 from $83.6 million for First Quarter 2020, primarily driven by a significant decrease in cash and short-term yields and lower yields on fixed income securities subsequent to First Quarter 2020. The decrease was also due to lower income from real estate investments and consolidated investment entities, partially offset by higher income from an increase in fair value of investments in limited partnerships.
As of March 31, 2021, we owned $19.4 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $13.0 million of municipal securities, whose credit rating was A with the guarantee, but would have had a rating of BB without the guarantee.
For more information on our investments, see Notes 7 and 8 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” and “—Macroeconomic, Political and Global Market Risks—The COVID-19 pandemic and measures taken in response thereto may adversely affect our business, results of operations and financial condition” in our 2020 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”).
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries and may base these changes using different factors including industry studies, management actions or market conditions. The rating agencies’ assessment of the Company may consider the results of internally developed stress testing models and potential impacts to our earnings and capital. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2020 Annual Report.
For the year ending December 31, 2021, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is $544.7 million. This amount includes $81.6 million from subsidiaries included in the disposal business which is subject to additional restrictions pursuant to the Global Preneed transaction agreement that would reduce the maximum amount of dividends without prior regulatory approval to $52.5 million from such subsidiaries. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Holding Company
As of March 31, 2021, we had approximately $332.0 million in holding company liquidity, which was $107.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $448.4 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were approximately $183.0 million for First Quarter 2021. In 2020, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $821.0 million (including approximately $31.0 million of dividends from subsidiaries, net of infusions, included in the disposal business).
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During First Quarter 2021 and the year ended December 31, 2020, we made common stock repurchases and paid dividends to our common stockholders of $79.7 million and $454.4 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board of Directors (the “Board”) approval and market conditions. In addition, as previously disclosed in March 2021 in connection with the Global Preneed transaction, we intend to return 75% of the expected net proceeds of $1.2 billion to shareholders through share repurchases within one year of closing, subject to Board approval.

In connection with the sale of our minority interests in Iké in May 2020, we provided $34.0 million of financing to Iké Grupo in the form of the Iké Loan. In April 2021, the Iké Loan was prepaid in full.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $445.5 million was available as of March 31, 2021). In addition, in January 2021, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.66 per common share on March 15, 2021 to stockholders of record as of February 22, 2021 and dividends of $1.6250 per share of our Mandatory Convertible Preferred Stock (“MCPS”) on March 15, 2021 to stockholders of record as of March 1, 2021. As described below, the MCPS converted into common stock in March 2021. Any determination to pay future dividends on our outstanding common stock will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined below), we generally may not make payments on our capital stock.
In January 2021, the Board authorized a new share repurchase program for up to $600.0 million of the Company’s outstanding common stock.

During First Quarter 2021, the Company repurchased 308,000 shares of our outstanding common stock at a cost of $41.5 million, exclusive of commissions. As of March 31, 2021, $745.0 million aggregate cost at purchase remained unused under the existing Board repurchase authorizations. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. In March 2021, each outstanding share of MCPS converted automatically into 0.9405 shares of common stock, or 2,703,911 shares of common stock in total plus an immaterial amount of cash in lieu of fractional shares. Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We paid preferred stock dividends of $4.7 million in each of First Quarter 2021 and First Quarter 2020. For additional information regarding the MCPS, see Note 13 in the Consolidated Financial Statements included elsewhere in this Report.
Outstanding Debt
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023	350.0	349.0	350.0	348.9
4.20% Senior Notes due September 2023	300.0	298.5	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.2	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.1	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.3	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (2)	400.0	395.6	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,203.7		$2,252.9
(1)The outstanding aggregate principal amount was repaid in January 2021. Prior to repayment, these senior notes bore floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
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
2021, 2023 and 2028 Senior Notes
In March 2018, we issued the following three series of senior notes with an aggregate principal amount of $900.0 million:
•2021 Senior Notes: The first series of senior notes is $300.0 million in principal amount and bore floating interest at a rate equal to three-month LIBOR plus 1.25% per year (the “2021 Senior Notes”). Interest on the 2021 Senior

Notes was payable quarterly. Commencing on or after March 2019, we could redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, we redeemed $250.0 million of the $300.0 million outstanding aggregate principal amount of the 2021 Senior Notes, plus accrued and unpaid interest to the redemption date. The remaining outstanding aggregate principal amount of $50.0 million, plus accrued and unpaid interest to the redemption date, was repaid in January 2021 in advance of the original maturity in March 2021.
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
The interest rate payable on each of the remaining 2023 Senior Notes, the 2028 Senior Notes and the 2030 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
Subordinated Notes
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
2048 Subordinated Notes: In March 2018, we issued fixed-to-floating rate subordinated notes due March 2048 with a principal amount of $400.0 million (the “2048 Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The 2048 Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. On or after March 2028, we may redeem the 2048 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, we may redeem the 2048 Subordinated Notes in whole but not in part after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2048 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event 102% of their principal amount and (ii) with respect to a tax event or regulatory capital event, their principal amount plus accrued and unpaid interest.
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
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $445.5 million out of the $450.0 million was available as of March 31, 2021, due to $4.5 million of letters of credit outstanding.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 15 to the Consolidated Financial Statements, included elsewhere in this Report.

Cash Flows
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2021	2020
Operating activities - continuing operations	$(454.0)	$(167.5)
Operating activities - discontinued operations	35.3	43.8
Operating activities	(418.7)	(123.7)
Investing activities - continuing operations	63.2	237.7
Investing activities - discontinued operations	(48.7)	(55.8)
Investing activities	14.5	181.9
Financing activities - continuing operations	(153.0)	91.4
Financing activities - discontinued operations	—	—
Financing activities	(153.0)	91.4
Effect of exchange rate changes on cash and cash equivalents - continuing operations	—	(16.4)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.2	(0.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	(16.8)
Net change in cash	$(557.0)	$132.8
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
Net cash used in operating activities for continuing operations was $454.0 million for First Quarter 2021 compared to $167.5 million for First Quarter 2020. The increase in net cash used in operating activities was primarily due to lower premiums collected from our mobile business due to timing. Net cash used in operating activities for both First Quarter 2021 and First Quarter 2020 was also impacted by the timing of follow-on commission payments associated with fourth quarter 2020 premiums and full year programs as well as payments to various vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties.
Net cash provided by investing activities for continuing operations was $63.2 million for First Quarter 2021 compared to $237.7 million for First Quarter 2020. The decrease in cash provided by investing activities was primarily driven by the ongoing management of our investment portfolio. Additionally, net cash provided by investing activities for First Quarter 2021 included a $60.1 million net cash outflow for transfers between the disposal business and business in continuing operations related to investments that will not be included in the sale. Net cash provided by investing activities for First Quarter 2020 included a $51.6 million increase in net cash provided by our consolidated investment entities due to the ongoing management of the CLO structures.
Net cash used in financing activities for continuing operations was $153.0 million for First Quarter 2021 compared to net cash provided by financing activities for continuing operations of $91.4 million for First Quarter 2020. The decrease in net cash provided by financing activities was mainly due to the absence of a $200.0 million drawdown from our Credit Facility in First Quarter 2020 which was taken as a precautionary measure to strengthen our liquidity position and capital flexibility due to the uncertainty caused by the COVID-19 pandemic. The decrease was also due to the $50.0 million repayment of our 2021 Senior Notes in First Quarter 2021. For additional information, see Note 10 to the Consolidated Financial Statements elsewhere in the Report.
Changes in cash flows from the operating and investing activities from our discontinued operations were fairly consistent in First Quarter 2021 and First Quarter 2020.
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Interest paid on debt	$50.5	$50.8
Common stock dividends	38.2	38.0
Preferred stock dividends	4.7	4.7
Total	$93.4	$93.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.2 million and $7.6 million of letters of credit outstanding as of March 31, 2021 and December 31, 2020, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2020 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of March 31, 2021, there were no material changes to the assumptions or risks. Upon the closing of the Global Preneed transaction, we expect our interest rate risk to significantly decrease in connection with the sale of the Global Preneed-related securities in our investment portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2021, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 16 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2020 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	95,000	$136.96	95,000	$773.5
February 1 - February 29	98,000	129.10	98,000	760.8
March 1 - March 31	115,000	137.58	115,000	745.0
Total	308,000	$134.69	308,000	$745.0
(1)Shares purchased pursuant to the November 2018 publicly announced share repurchase authorization of up to $600.0 million of outstanding common stock. In January 2021, we publicly announced that the Board authorized the repurchase of up to an additional $600.0 million aggregate cost at purchase of our outstanding common stock. As of March 31, 2021, approximately $745.0 million aggregate cost at purchase remained unused under both authorizations.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

2.1
Equity Purchase Agreement, dated as of March 8, 2021, by and among Assurant, Inc., Interfinancial Inc., CMFG Life Insurance Company and TruStage Global Holdings, ULC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 9, 2021).

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective as of March 16, 2021.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: May 6, 2021