Form 10-Q
period 2021-06-30
ASSURANT, INC.
filed 2021-08-05
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Assurant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-31978	39-1126612
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
55 Broadway, Suite 2901
New York, New York 10006
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 30, 2021 was 58,813,595.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2021	December 31, 2020
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $0.0 at June 30, 2021 and $1.2 at December 31, 2020, respectively; amortized cost - $6,130.0 and $6,245.8 at June 30, 2021 and December 31, 2020, respectively)	$6,574.0	$6,815.5
Equity securities at fair value	305.4	290.2
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $1.4 and $1.6 at June 30, 2021 and December 31, 2020, respectively)	177.9	138.3
Short-term investments	147.6	292.0
Other investments (net of allowances for credit losses of $0.0 at June 30, 2021 and $1.4 at December 31, 2020, respectively)	689.1	686.8
Total investments	7,894.0	8,222.8
Cash and cash equivalents	2,746.0	2,207.6
Premiums and accounts receivable (net of allowances for credit losses of $11.4 and $13.3 at June 30, 2021 and December 31, 2020, respectively)	1,693.6	1,548.9
Reinsurance recoverables (net of allowances for credit losses of $22.8 and $24.6 at June 30, 2021 and December 31, 2020, respectively)	6,708.8	6,605.4
Accrued investment income	62.4	67.0
Deferred acquisition costs	8,136.6	7,388.0
Property and equipment, net	495.2	446.1
Goodwill	2,588.7	2,589.3
Value of business acquired	841.3	1,152.2
Other intangible assets, net	654.4	696.2
Other assets (net of allowances for credit losses of $3.6 at June 30, 2021 and $1.8 December 31, 2020, respectively)	514.1	496.2
Assets held in separate accounts	11.6	11.5
Assets held for sale (Note 4)	13,648.1	13,218.7
Total assets	$45,994.8	$44,649.9
Liabilities
Future policy benefits and expenses	$1,338.2	$1,358.5
Unearned premiums	17,948.0	17,293.1
Claims and benefits payable	1,602.6	1,610.3
Commissions payable	742.3	699.1
Reinsurance balances payable	444.1	359.3
Funds held under reinsurance	359.3	358.6
Accounts payable and other liabilities	2,604.9	2,640.5
Debt	2,550.5	2,252.9
Liabilities related to separate accounts	11.6	11.5
Liabilities held for sale (Note 4)	12,484.9	12,111.3
Total liabilities	40,086.4	38,695.1
Commitments and contingencies (Note 16)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 0 shares and 2,875,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	—	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 61,753,975 and 62,967,808 shares issued and 59,457,886 and 57,967,808 shares outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	0.6
Additional paid-in capital	1,786.2	1,956.8
Retained earnings	3,640.3	3,548.7
Accumulated other comprehensive income	604.0	709.8
Treasury stock, at cost; 2,296,089 and 5,000,000 shares at June 30, 2021 and December 31, 2020, respectively	(122.8)	(267.4)
Total Assurant, Inc. stockholders’ equity	5,908.4	5,951.4
Non-controlling interests	—	3.4
Total equity	5,908.4	5,954.8
Total liabilities and equity	$45,994.8	$44,649.9
(1)Each outstanding share of mandatory convertible preferred stock converted to common stock in March 2021. Refer to Note 13 for further information.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,150.6	$2,021.3	$4,256.2	$4,086.8
Fees and other income	298.5	236.4	548.4	620.0
Net investment income	82.9	65.4	159.2	149.0
Net realized gains (losses) on investments (including $1.2, $(7.4), $0.2 and $(12.7) of impairment-related gains (losses) for the three and six months ended June 30, 2021 and 2020, respectively)	10.3	28.9	11.1	(55.1)
Total revenues	2,542.3	2,352.0	4,974.9	4,800.7
Benefits, losses and expenses
Policyholder benefits	538.3	523.6	1,067.0	1,058.8
Amortization of deferred acquisition costs and value of business acquired	991.4	867.0	1,938.1	1,762.3
Underwriting, general and administrative expenses	747.2	725.4	1,482.9	1,618.0
Interest expense	28.8	26.7	57.2	52.2
Total benefits, losses and expenses	2,305.7	2,142.7	4,545.2	4,491.3
Income from continuing operations before income tax expense (benefit)	236.6	209.3	429.7	309.4
Income tax expense (benefit)	51.9	44.6	96.5	(3.9)
Net income from continuing operations	184.7	164.7	333.2	313.3
Net income from discontinued operations (Note 4)	18.9	13.7	33.2	20.9
Net income	203.6	178.4	366.4	334.2
Less: Net income attributable to non-controlling interests	(0.2)	(0.3)	—	(1.4)
Net income attributable to stockholders	203.4	178.1	366.4	332.8
Less: Preferred stock dividends	—	(4.6)	(4.7)	(9.3)
Net income attributable to common stockholders	$203.4	$173.5	$361.7	$323.5

Earnings Per Common Share
Basic
Net income from continuing operations	$3.03	$2.65	$5.47	$5.00
Net income from discontinued operations	$0.31	$0.22	$0.55	$0.35
Net income attributable to common stockholders	$3.34	$2.87	$6.02	$5.35
Diluted
Net income from continuing operations	$3.01	$2.59	$5.41	$4.90
Net income from discontinued operations	$0.31	$0.22	$0.54	$0.34
Net income attributable to common stockholders	$3.32	$2.81	$5.95	$5.24
Share Data
Weighted average common shares outstanding used in basic per common share calculations	60,990,609	60,363,577	60,096,711	60,483,244
Plus: Dilutive securities	331,947	2,983,612	1,457,291	2,990,068
Weighted average common shares outstanding used in diluted per common share calculations	61,322,556	63,347,189	61,554,002	63,473,312

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income	$203.6	$178.4	$366.4	$334.2
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of taxes of $(22.3), $(126.5), $36.2 and $(41.4) for the three and six months ended June 30, 2021 and 2020, respectively	87.0	434.7	(122.5)	132.6
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $0.2, $0.3 and $0.3 for each of the three and six months ended June 30, 2021 and 2020, respectively	(0.6)	(0.6)	(1.2)	(1.2)
Change in credit related impairment losses, net of taxes of $0.3, $—, $0.3 and $— for the three and six months ended June 30, 2021 and 2020, respectively	(1.2)	—	(1.2)	—
Change in non-credit related impairment losses, net of taxes of $(0.4), $(0.4), $(0.2) and $0.3 for the three and six months ended June 30, 2021 and 2020, respectively	1.4	1.5	0.6	(1.2)
Change in foreign currency translation, net of taxes of $(1.9), $(4.0), $0.3 and $5.7 for the three and six months ended June 30, 2021 and 2020, respectively	13.6	46.6	20.8	(20.1)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.2, $0.5, $0.6 and $(12.6) for the three and six months ended June 30, 2021 and 2020, respectively (1)	(0.7)	(1.7)	(2.3)	47.3
Total other comprehensive income (loss)	99.5	480.5	(105.8)	157.4
Total comprehensive income	303.1	658.9	260.6	491.6
Less: Comprehensive income attributable to non-controlling interests	(0.2)	(0.3)	—	(1.4)
Total comprehensive income attributable to stockholders	$302.9	$658.6	$260.6	$490.2
(1)Change in six months ended June 30, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits plan. Refer to Note 15 for further information.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended June 30, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at March 31, 2021	$—	$0.7	$1,804.3	$3,635.5	$504.5	$(122.8)	$3.4	$5,825.6
Stock plan compensation expense	—	—	17.2	—	—	—	—	17.2
Common stock dividends ($0.66 per share)	—	—	—	(41.8)	—	—	—	(41.8)
Acquisition of common stock	—	—	(35.3)	(156.2)	—	—	—	(191.5)
Net income	—	—	—	203.4	—	—	0.2	203.6
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	(3.6)	(4.2)
Other comprehensive income	—	—	—	—	99.5	—	—	99.5
Balance at June 30, 2021	$—	$0.7	$1,786.2	$3,640.3	$604.0	$(122.8)	$—	$5,908.4

	Three Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at March 31, 2020	$2.9	$1.6	$4,540.6	$6,061.1	$88.4	$(5,324.6)	$16.2	$5,386.2
Stock plan compensation expense	—	—	14.9	—	—	—	—	14.9
Common stock dividends ($0.63 per share)	—	—	—	(39.6)	—	—	—	(39.6)
Acquisition of common stock	—	—	(5.1)	—	—	(25.8)	—	(30.9)
Net income	—	—	—	178.1	—	—	0.3	178.4
Preferred stock dividends ($1.63 per share)	—	—	—	(4.6)	—	—	—	(4.6)
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	0.2	(0.4)
Other comprehensive income	—	—	—	—	480.5	—	—	480.5
Balance at June 30, 2020	$2.9	$1.6	$4,550.4	$6,194.4	$568.9	$(5,350.4)	$16.7	$5,984.5

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Six Months Ended June 30, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2020	$2.9	$0.6	$1,956.8	$3,548.7	$709.8	$(267.4)	$3.4	$5,954.8
Stock plan issuances	—	—	5.4	—	—	—	—	5.4
Stock plan compensation expense	—	—	30.4	—	—	—	—	30.4
Common stock dividends ($1.32 per share)	—	—	—	(80.0)	—	—	—	(80.0)
Acquisition of common stock	—	—	(64.6)	(189.5)	—	—	—	(254.1)
Net income	—	—	—	366.4	—	—	—	366.4
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Other comprehensive income (loss)	—	—	—	—	(105.8)	—	—	(105.8)
Balance at June 30, 2021	$—	$0.7	$1,786.2	$3,640.3	$604.0	$(122.8)	$—	$5,908.4

	Six Months Ended June 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan issuances	—	—	3.9	—	—	—	—	3.9
Stock plan compensation expense	—	—	26.4	—	—	—	—	26.4
Common stock dividends ($1.26 per share)	—	—	—	(77.6)	—	—	—	(77.6)
Acquisition of common stock	—	—	(17.6)	—	—	(83.1)	—	(100.7)
Net income	—	—	—	332.8	—	—	1.4	334.2
Preferred stock dividends ($3.25 per share)	—	—	—	(9.3)	—	—	—	(9.3)
Change in equity of non-controlling interests	—	—	—	2.5	—	—	(14.0)	(11.5)
Other comprehensive income	—	—	—	—	157.4	—	—	157.4
Balance at June 30, 2020	$2.9	$1.6	$4,550.4	$6,194.4	$568.9	$(5,350.4)	$16.7	$5,984.5
(1)Amount relates to the adoption of the accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Operating activities
Net income attributable to stockholders	$366.4	$332.8
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Income from discontinued operations	(33.2)	(20.9)
Deferred tax expense	(16.9)	165.8
Depreciation and amortization	84.1	64.7
Net realized (gains) losses on investments, including impairment losses	(11.1)	55.1
Stock based compensation expense	30.4	26.4
Iké related charges, net of derivative gains (1)	—	1.7
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	626.4	6.3
Change in premiums and accounts receivable	(143.6)	205.5
Change in commissions payable	(3.8)	(55.3)
Change in reinsurance recoverable	(114.7)	40.4
Change in reinsurance balance payable	85.4	12.8
Change in funds withheld under reinsurance	(0.2)	29.8
Change in deferred acquisition costs and value of business acquired	(430.3)	(99.7)
Change in taxes payable (receivable)	24.5	(215.8)
Change in other assets and other liabilities	(45.6)	(364.8)
Other	(7.9)	(14.4)
Net cash provided by operating activities - discontinued operations	119.1	121.8
Net cash provided by operating activities	529.0	292.2
Investing activities
Sales of:
Fixed maturity securities available for sale	438.5	327.8
Equity securities	3.5	9.0
Other invested assets (2)	88.1	35.8
Iké foreign currency hedge (1)	—	22.0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	506.7	347.4
Commercial mortgage loans on real estate	7.8	5.2
Purchases of:
Fixed maturity securities available for sale	(753.2)	(726.3)
Equity securities	(15.3)	(22.6)
Commercial mortgage loans on real estate	(43.6)	—
Other invested assets (2)	(24.5)	(43.9)
Property and equipment and other	(85.2)	(46.2)
Subsidiaries, net of cash transferred (3)	(15.2)	(135.8)
Net cash outflow related to sale of interests in Iké and termination of put/call obligations	—	(73.3)
Consolidated investment entities (4):
Purchases of investments	—	(312.5)
Sale of investments	—	502.7

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

Change in short-term investments	39.9	179.6
Other	0.6	(0.1)
Net cash used in investing activities - discontinued operations	(114.8)	(101.0)
Net cash provided by (used in) investing activities	33.3	(32.2)
Financing activities
Issuance of debt, net of issuance costs	347.2	—
Repayment of debt	(50.0)	—
Repayment of debt for consolidated investment entities (4)	—	(1.2)
Borrowings under unsecured revolving credit facility	—	200.0
Acquisition of common stock	(223.1)	(86.2)
Common stock dividends paid	(80.0)	(77.6)
Preferred stock dividends paid	(4.7)	(9.3)
Employee stock purchases and withholdings	(10.2)	(13.7)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(20.8)	12.0
Effect of exchange rate changes on cash and cash equivalents - continuing operations	1.2	(1.3)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.5	(0.3)
Effect of exchange rate changes on cash and cash equivalents	1.7	(1.6)
Change in cash and cash equivalents	543.2	270.4
Cash and cash equivalents at beginning of period	2,228.6	1,867.1
Cash and cash equivalents at end of period	2,771.8	2,137.5
Less: Cash and cash equivalents of discontinued operations at end of period	25.8	29.5
Cash and cash equivalents of continuing operations at end of period	$2,746.0	$2,108.0
(1)Relates to the disposition of Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”).
(2)In connection with the sale of the Company’s minority interests in Iké in May 2020, the Company provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”), which was reflected in purchases of other invested assets in the six months ended June 30, 2020. In April 2021, the Iké Loan was prepaid in full, which was reflected in sales of other invested assets in the six months ended June 30, 2021.
(3)The six months ended June 30, 2020 consists of $175.4 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc., net of $39.6 million of cash acquired.
(4)Relates to cash flows from the Company’s variable interest entities.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. The Company partners with leading brands to develop innovative products and services and to deliver enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). The businesses previously reported as the Global Preneed segment, through which the Company provides pre-funded funeral insurance, final need insurance and related services, as well as certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment, have been classified as held for sale. Refer to Note 4 for additional information on the sale, which closed in August 2021.
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
The interim financial data as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation, including the impacts of businesses held for sale and discontinued operations as further summarized in Note 4.
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.
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
The adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.

4. Business Held for Sale and Discontinued Operations
In August 2021, the Company completed its sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”), to subsidiaries of CUNA Mutual Group (“CUNA”) for an aggregate purchase price at closing of $1.35 billion in cash, which was comprised of a base purchase price of $1.25 billion, as adjusted for certain purchase price adjustments at closing. Refer to Note 17 for additional information.
The estimated carrying value of the disposed Global Preneed business may be influenced by various factors including the performance of the disposed Global Preneed business, and the impact of discount, interest, mortality and reinsurance rates.
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
The Company reports the results of operations of a business as discontinued operations if (i) the business is classified as held for sale; (ii) the business represents a strategic shift that will have a major impact on the Company’s operations and financial results; (iii) the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction; and (iv) the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in net income from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale which also meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented.
The Company has determined that the disposed Global Preneed business meets the criteria to be classified as held for sale as of June 30, 2021 and that the sale represents a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the results of operations of the disposed Global Preneed business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented, and the assets and liabilities for the disposed Global Preneed business have been classified as held for sale and segregated for all periods presented in the consolidated balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the major classes of assets and liabilities held for sale included in the consolidated balance sheets.

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$6,681.9	$6,633.5
Equity securities at fair value	113.9	113.9
Commercial mortgage loans on real estate, at amortized cost	601.9	616.0
Short-term investments	71.2	41.2
Other investments	14.8	52.0
Total investments	7,483.7	7,456.6
Cash and cash equivalents	25.8	21.0
Premiums and accounts receivable	7.0	7.5
Reinsurance recoverables	3,236.5	3,234.5
Accrued investment income	63.9	62.7
Deferred acquisition costs (1)	436.2	185.5
Property and equipment, net	48.0	47.2
Value of business acquired	4.0	4.3
Other assets	21.8	22.6
Assets held in separate accounts	2,321.2	2,176.8
Total assets held for sale	$13,648.1	$13,218.7
Liabilities
Future policy benefits and expenses	$8,912.7	$8,703.5
Unearned premiums (1)	45.7	14.9
Claims and benefits payable	1,026.2	1,049.2
Commissions payable	10.9	9.4
Reinsurance balances payable	3.7	3.1
Accounts payable and other liabilities	164.5	154.4
Liabilities related to separate accounts	2,321.2	2,176.8
Total liabilities held for sale	$12,484.9	$12,111.3
(1)Deferred acquisition costs and unearned premiums include the impact of changes in unrealized gains (losses) on the amortization.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table summarizes the components of net income from discontinued operations included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Net earned premiums	$18.8	$15.1	$36.5	$33.4
Fees and other income	39.9	37.5	77.4	75.0
Net investment income	72.7	71.8	144.7	144.2
Net realized gains (losses) on investments	4.8	(4.8)	3.7	(16.1)
Total revenues	136.2	119.6	262.3	236.5
Benefits, losses and expenses
Policyholder benefits	74.1	68.5	148.1	140.5
Amortization of deferred acquisition costs and value of business acquired	19.9	18.3	39.1	37.2
Underwriting, general and administrative expenses	17.8	15.3	39.6	32.2
Total benefits, losses and expenses	111.8	102.1	226.8	209.9
Income from discontinued operations before income taxes	24.4	17.5	35.5	26.6
Provision for income taxes	5.5	3.8	2.3	5.7
Net income from discontinued operations	$18.9	$13.7	$33.2	$20.9

5. Segment Information
As of June 30, 2021, the Company had three reportable segments, excluding discontinued operations described in Note 4, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended June 30, 2021

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,677.4	$473.2	$—	$2,150.6
Fees and other income	260.4	37.9	0.2	298.5
Net investment income	49.4	23.7	9.8	82.9
Net realized gains on investments	—	—	10.3	10.3
Total revenues	1,987.2	534.8	20.3	2,542.3
Benefits, losses and expenses
Policyholder benefits	344.8	193.5	—	538.3
Amortization of deferred acquisition costs and value of business acquired	932.6	58.8	—	991.4
Underwriting, general and administrative expenses	548.2	163.0	36.0	747.2
Interest expense	—	—	28.8	28.8
Total benefits, losses and expenses	1,825.6	415.3	64.8	2,305.7
Segment income (loss) from continuing operations before provision (benefit) for income tax	161.6	119.5	(44.5)	236.6
Provision (benefit) for income taxes	37.8	25.8	(11.7)	51.9
Segment net income (loss) from continuing operations	$123.8	$93.7	$(32.8)	184.7
Net income from discontinued operations				18.9
Net income				203.6
Less: Net income attributable to non-controlling interests				(0.2)
Net income attributable to stockholders				203.4
Less: Preferred stock dividends				—
Net income attributable to common stockholders				$203.4
	As of June 30, 2021
Segment assets:	$25,183.3	$3,989.8	$16,821.7	$45,994.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2020

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,568.1	$453.2	$—	$2,021.3
Fees and other income	200.6	35.7	0.1	236.4
Net investment income	44.2	16.4	4.8	65.4
Net realized gains on investments	—	—	28.9	28.9
Total revenues	1,812.9	505.3	33.8	2,352.0
Benefits, losses and expenses
Policyholder benefits	343.1	180.4	0.1	523.6
Amortization of deferred acquisition costs and value of business acquired	810.8	56.2	—	867.0
Underwriting, general and administrative expenses	500.7	161.1	63.6	725.4
Interest expense	—	—	26.7	26.7
Total benefits, losses and expenses	1,654.6	397.7	90.4	2,142.7
Segment income (loss) from continuing operations before provision (benefit) for income taxes	158.3	107.6	(56.6)	209.3
Provision (benefit) for income taxes	36.5	22.2	(14.1)	44.6
Segment net income (loss) from continuing operations	$121.8	$85.4	$(42.5)	164.7
Net income from discontinued operations				13.7
Net income				178.4
Less: Net income attributable to non-controlling interest				(0.3)
Net income attributable to stockholders				178.1
Less: Preferred stock dividends				(4.6)
Net income attributable to common stockholders				$173.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2021

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$3,326.1	$930.1	$—	$4,256.2
Fees and other income	474.0	74.0	0.4	548.4
Net investment income	100.2	43.1	15.9	159.2
Net realized gains on investments	—	—	11.1	11.1
Total revenues	3,900.3	1,047.2	27.4	4,974.9
Benefits, losses and expenses
Policyholder benefits	672.2	394.8	—	1,067.0
Amortization of deferred acquisition costs and value of business acquired	1,821.8	116.3	—	1,938.1
Underwriting, general and administrative expenses	1,075.4	331.8	75.7	1,482.9
Interest expense	—	—	57.2	57.2
Total benefits, losses and expenses	3,569.4	842.9	132.9	4,545.2
Segment income (loss) from continuing operations before provision (benefit) for income tax	330.9	204.3	(105.5)	429.7
Provision (benefit) for income taxes	78.0	43.2	(24.7)	96.5
Segment net income (loss) from continuing operations	$252.9	$161.1	$(80.8)	333.2
Net income from discontinued operations				33.2
Net income				366.4
Less: Net income attributable to non-controlling interests				—
Net income attributable to stockholders				366.4
Less: Preferred stock dividends				(4.7)
Net income attributable to common stockholders				$361.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2020

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$3,165.8	$921.0	$—	$4,086.8
Fees and other income	549.8	68.3	1.9	620.0
Net investment income	98.9	38.4	11.7	149.0
Net realized losses on investments	—	—	(55.1)	(55.1)
Total revenues	3,814.5	1,027.7	(41.5)	4,800.7
Benefits, losses and expenses
Policyholder benefits	679.3	379.1	0.4	1,058.8
Amortization of deferred acquisition costs and value of business acquired	1,649.2	113.1	—	1,762.3
Underwriting, general and administrative expenses	1,168.6	334.4	115.0	1,618.0
Interest expense	—	—	52.2	52.2
Total benefits, losses and expenses	3,497.1	826.6	167.6	4,491.3
Segment income (loss) from continuing operations before provision (benefit) for income tax	317.4	201.1	(209.1)	309.4
Provision (benefit) for income taxes	74.7	41.5	(120.1)	(3.9)
Segment net income (loss) from continuing operations	$242.7	$159.6	$(89.0)	313.3
Net income from discontinued operations				20.9
Net income				334.2
Less: Net income attributable to non-controlling interest				(1.4)
Net income attributable to stockholders				332.8
Less: Preferred stock dividends				(9.3)
Net income attributable to common stockholders				$323.5

6. Contract Revenues
The Company partners with clients to provide consumers with a diverse range of protection products and services. The Company’s revenues from protection products are accounted for as insurance contracts and are recognized over the term of the insurance protection provided. Revenues from service contracts and sales of products are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $301.1 million and $155.6 million for Global Lifestyle and $24.9 million and $23.7 million for Global Housing for the three months ended June 30, 2021 and 2020, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $466.1 million and $454.7 million for Global Lifestyle and $49.4 million and $45.8 million for Global Housing for the six months ended June 30, 2021 and 2020, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $271.3 million and $144.2 million, respectively, as of June 30, 2021, and $257.9 million and $89.8 million, respectively, as of December 31, 2020. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended June 30, 2021 and 2020 that was included in unearned revenue as of December 31, 2020 and 2019 was $23.4 million and $7.0 million, respectively. Revenue from service contracts and sales of products recognized during the six months ended June 30, 2021 and 2020 that was included in unearned revenue as of December 31, 2020 and 2019 was $35.1 million and $27.2 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2021 and December 31, 2020, the Company had approximately $8.9 million and $13.8 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	June 30, 2021
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$86.2	$—	$2.9	$(0.1)	$89.0
States, municipalities and political subdivisions	137.4	—	8.4	(0.2)	145.6
Foreign governments	430.4	—	13.0	(1.0)	442.4
Asset-backed	276.0	—	13.7	(0.5)	289.2
Commercial mortgage-backed	296.5	—	15.0	(1.0)	310.5
Residential mortgage-backed	594.2	—	36.4	(0.3)	630.3
U.S. corporate	3,222.4	—	308.0	(7.7)	3,522.7
Foreign corporate	1,086.9	—	62.6	(5.2)	1,144.3
Total fixed maturity securities	$6,130.0	$—	$460.0	$(16.0)	$6,574.0

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

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.4% of the overall investment portfolio as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $20.3 million and $39.6 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded revenue bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of June 30, 2021 and December 31, 2020, revenue bonds accounted for 53% and 60% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases, colleges and universities, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of June 30, 2021, approximately 26%, 24% and 13% of the foreign government securities were held in Brazil, Canadian government/provincials and Mexico, respectively. As of December 31, 2020, approximately 26%, 24% and 16% of the foreign government securities were held in Brazil, Canadian government/provincials and Mexico, respectively. No other country represented more than 9% and 8% of the Company’s foreign government securities as of June 30, 2021 and December 31, 2020, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $623.9 million with a net unrealized gain of $30.2 million as of June 30, 2021 and $589.5 million with a net unrealized gain of $41.8 million as of December 31, 2020. Approximately 33% and 29% of the corporate fixed maturity European exposure was held in the financial industry as of June 30, 2021 and December 31, 2020, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 5% and 6% of the fair value of the Company’s corporate fixed maturity securities as of June 30, 2021 and December 31, 2020, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $297.7 million with a net unrealized gain of $24.2 million as of June 30, 2021 and $319.4 million with a net unrealized gain of $23.0 million as of December 31, 2020. Approximately 82% and 81% of the energy exposure is rated as investment grade as of June 30, 2021 and December 31, 2020, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$314.4	$318.6
Due after one year through five years	2,032.6	2,157.8
Due after five years through ten years	1,721.4	1,864.0
Due after ten years	894.9	1,003.6
Total	4,963.3	5,344.0
Asset-backed	276.0	289.2
Commercial mortgage-backed	296.5	310.5
Residential mortgage-backed	594.2	630.3
Total	$6,130.0	$6,574.0
The following table sets forth the net realized gains (losses), including impairment, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$0.2	$2.1	$3.2	$5.8
Equity securities (1)	7.2	15.7	5.5	(19.2)
Commercial mortgage loans on real estate	(0.1)	0.1	0.2	(0.1)
Other investments	1.8	2.5	2.0	3.4
Consolidated investment entities (2)	—	15.9	—	(32.3)
Total net realized gains (losses) related to sales and other	9.1	36.3	10.9	(42.4)
Net realized gains (losses) related to impairments:
Fixed maturity securities (3)	1.2	(0.2)	1.2	(1.3)
Other investments (1)	—	(7.2)	(1.0)	(11.4)
Total net realized gains (losses) related to impairments	1.2	(7.4)	0.2	(12.7)
Total net realized gains (losses)	$10.3	$28.9	$11.1	$(55.1)
(1)There were no gains or losses on equity investments holdings accounted for under the measurement alternative for the three months ended June 30, 2021 and 2020. Six months ended June 30, 2021 and 2020 included $2.1 million and $2.2 million, respectively, of net gains on equity investment holdings accounted for under the measurement alternative. The carrying value of equity investments accounted for under the measurement alternative was $110.1 million and $96.5 million as of June 30, 2021 and 2020, respectively. These investments are included within other investments on the consolidated balance sheets. For the three and six months ended June 30, 2021 and 2020, there were impairments of $0.0 million, $7.2 million, $1.0 million and $11.4 million, respectively. As of June 30, 2021 and 2020, the cumulative carry value fair value increases were $37.1 million and $26.8 million and the cumulative impairment losses were $19.6 million and $12.8 million, respectively.
(2)Consists of net realized losses from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”).
(3)The Company recorded a $1.2 million allowance for credit losses on fixed maturity securities available for sale for the year ended December 31, 2020. Specific securities, for which the reserve was established, were sold during the three month period ended June 30, 2021 resulting in the elimination of the $1.2 million allowance for credit losses.
The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities	$7.2	$15.7	$5.5	$(19.2)
Less: Net realized gains related to sales of equity securities	0.1	1.0	1.0	1.0
Total net unrealized gains (losses) on equity securities held	$7.1	$14.7	$4.5	$(20.2)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.2	$(0.1)	$—	$—	$5.2	$(0.1)
States, municipalities and political subdivisions	27.4	(0.2)	—	—	27.4	(0.2)
Foreign governments	61.8	(1.0)	—	—	61.8	(1.0)
Asset-backed	67.7	(0.3)	21.5	(0.2)	89.2	(0.5)
Commercial mortgage-backed	55.5	(0.7)	2.7	(0.3)	58.2	(1.0)
Residential mortgage-backed	24.7	(0.2)	2.3	(0.1)	27.0	(0.3)
U.S. corporate	255.2	(6.4)	14.0	(1.3)	269.2	(7.7)
Foreign corporate	189.9	(5.2)	—	—	189.9	(5.2)
Total fixed maturity securities	$687.4	$(14.1)	$40.5	$(1.9)	$727.9	$(16.0)

	December 31, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$6.1	$(0.1)	$—	$—	$6.1	$(0.1)
Foreign governments	28.3	(0.1)	—	—	28.3	(0.1)
Asset-backed	54.5	(0.2)	37.4	(0.6)	91.9	(0.8)
Commercial mortgage-backed	28.2	(0.7)	3.3	(0.7)	31.5	(1.4)
Residential mortgage-backed	23.9	(0.1)	1.5	(0.1)	25.4	(0.2)
U.S. corporate	71.9	(2.9)	13.8	(1.5)	85.7	(4.4)
Foreign corporate	30.1	(0.3)	—	—	30.1	(0.3)
Total fixed maturity securities	$243.0	$(4.4)	$56.0	$(2.9)	$299.0	$(7.3)
Total gross unrealized losses represented approximately 2% of the aggregate fair value of the related securities as of June 30, 2021 and December 31, 2020. Approximately 88% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2021 and December 31, 2020, respectively. The total gross unrealized losses are comprised of 487 and 180 individual securities as of June 30, 2021 and December 31, 2020, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of June 30, 2021 and December 31, 2020 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and six months ended June 30, 2021. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. and Canada. As of June 30, 2021, approximately 46% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $9.8 million as of June 30, 2021 and from $0.1 million to $9.9 million as of December 31, 2020.
Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. The debt-service coverage ratio compares a property’s net operating income to its debt-

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

service payments and is commonly expressed as a ratio. The loan-to-value and debt-service coverage ratios are generally updated annually in the fourth quarter.
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$22.4	$2.9	$—	$—	$4.1	$112.3	141.7	79.0%
71% to 80%	21.2	2.6	—	4.7	—	—	28.5	15.9%
81% to 95%	—	—	—	—	—	3.3	3.3	1.8%
Greater than 95%	—	—	—	—	5.9	—	5.9	3.3%
Total	$43.6	$5.5	$—	$4.7	$10.0	$115.6	179.4	100.0%

	June 30, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$20.8	$5.5	$—	$—	$4.1	$79.5	$109.9	61.3%
1.5 to 2.0	5.7	—	—	4.7	—	17.4	27.8	15.5%
1.0 to 1.5	17.1	—	—	—	—	14.2	31.3	17.4%
Less than 1.0	—	—	—	—	5.9	4.5	10.4	5.8%
Total	$43.6	$5.5	$—	$4.7	$10.0	$115.6	$179.4	100.0%

	December 31, 2020
	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$2.9	$—	$—	$4.1	$29.0	$87.1	$123.1	88.0%
71% to 80%	2.6	—	4.8	—	—	—	7.4	5.3%
81% to 95%	—	—	—	—	—	2.2	2.2	1.6%
Greater than 95%	—	—	—	6.0	—	1.2	7.2	5.1%
Total	$5.5	$—	$4.8	$10.1	$29.0	$90.5	$139.9	100.0%

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2020
	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Debt-service coverage ratios (2):
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. The amounts presented below for short-term investments, other investments, cash equivalents, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	June 30, 2021
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$89.0	$—		$89.0		$—
States, municipalities and political subdivisions	145.6	—		145.6		—
Foreign governments	442.4	0.5		441.9		—
Asset-backed	289.2	—		289.2		—
Commercial mortgage-backed	310.5	—		302.4		8.1
Residential mortgage-backed	630.3	—		630.3		—
U.S. corporate	3,522.7	—		3,512.2		10.5
Foreign corporate	1,144.3	—		1,139.4		4.9
Equity securities:
Mutual funds	42.9	42.9		—		—
Common stocks	16.4	14.2		0.7		1.5
Non-redeemable preferred stocks	246.1	—		244.0		2.1
Short-term investments	119.2	117.0	(2)	2.2		—
Other investments	237.2	76.0	(1)	161.1	(3)	0.1
Cash equivalents	1,681.5	1,596.3	(2)	85.2	(3)	—
Assets held in separate accounts	11.5	6.9	(1)	4.6	(3)	—
Total financial assets	$8,928.8	$1,853.8		$7,047.8		$27.2

Financial Liabilities
Other liabilities	$78.8	$76.0	(1)	$—		$2.8	(5)
Liabilities related to separate accounts	11.5	6.9	(1)	4.6	(3)	—
Total financial liabilities	$90.3	$82.9		$4.6		$2.8

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	June 30, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$177.9	$191.1	$—	$—	$191.1
Other investments	20.7	20.7	14.2	—	6.5
Other assets	23.1	23.1	—	—	23.1
Total financial assets	$221.7	$234.9	$14.2	$—	$220.7
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$68.9	$81.9	$—	$—	$81.9
Funds withheld under reinsurance	359.3	359.3	359.3	—	—
Debt	2,550.5	2,860.3	—	2,860.3	—
Total financial liabilities	$2,978.7	$3,301.5	$359.3	$2,860.3	$81.9

	December 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$138.3	$198.3	$—	$—	$198.3
Other investments	52.1	52.1	14.4	—	37.7
Other assets	23.3	23.3	—	—	23.3
Total financial assets	$213.7	$273.7	$14.4	$—	$259.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$70.6	$85.4	$—	$—	$85.4
Funds withheld under reinsurance	358.6	358.6	358.6	—	—
Debt	2,252.9	2,540.0	—	2,540.0	—
Total financial liabilities	$2,682.1	$2,984.0	$358.6	$2,540.0	$85.4
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

	For the Six Months Ended June 30,
	2021	2020
Claims and benefits payable, at beginning of period	$1,610.3	$1,613.1
Less: Reinsurance ceded and other	(849.4)	(855.1)
Net claims and benefits payable, at beginning of period	760.9	758.0
Incurred losses and loss adjustment expenses related to:
Current year	1,101.5	1,101.3
Prior years	(34.5)	(42.8)
Total incurred losses and loss adjustment expenses	1,067.0	1,058.5
Paid losses and loss adjustment expenses related to:
Current year	684.4	676.6
Prior years	370.4	371.0
Total paid losses and loss adjustment expenses	1,054.8	1,047.6
Net claims and benefits payable, at end of period	773.1	768.9
Plus: Reinsurance ceded and other (1)	829.5	866.9
Claims and benefits payable, at end of period (1)	$1,602.6	$1,635.8
(1)Includes reinsurance recoverables and claims and benefits payable of $76.1 million and $72.0 million as of June 30, 2021 and 2020, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $35.0 million and $29.0 million to the net favorable development during the six months ended June 30, 2021 and 2020, respectively. The net favorable development in both years was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $4.6 million of net unfavorable development and $4.3 million of net favorable development for the six months ended June 30, 2021 and 2020, respectively. The net unfavorable development in 2021 was primarily attributable to higher-than-expected loss and loss adjustment expense associated with the run-off of the small commercial product in accident years 2018 and 2019. The net favorable development in 2020 was primarily attributable to Lender-placed Insurance products from the most recent accident years due to lower than expected non-catastrophe claim frequency. All others contributed $4.1 million and $9.5 million on net favorable development for the six months ended June 30, 2021 and 2020, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

10. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023 (2)	350.0	349.1	350.0	348.9
4.20% Senior Notes due September 2023	300.0	298.7	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.3	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.2	350.0	347.0
2.65% Senior Notes due January 2032	350.0	346.2	—	—
6.75% Senior Notes due February 2034	275.0	272.3	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	395.7	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,550.5		$2,252.9
(1)The outstanding aggregate principal amount was repaid in January 2021. Prior to repayment, these senior notes bore floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
(2)The outstanding aggregate principal amount was redeemed in full in July 2021. Refer to Note 17 for additional information.
(3)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.

Debt Issuance
2032 Senior Notes: In June 2021, the Company issued senior notes due January 2032 with an aggregate principal amount of $350.0 million, which bear interest at a rate of 2.65% per year and were issued at a 0.158% discount to the public (the “2032 Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. Prior to October 15, 2031, the Company may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
In July 2021, the Company used the net proceeds from the sale of the 2032 Senior Notes, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of its 4.00% senior notes due March 2023 and to pay accrued interest, related premiums, fees and expenses. Refer to Note 17 for additional information.
The interest rate payable on the 2032 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating, with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the “Lenders”). The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the Company’s commercial paper program or for general corporate purposes. As of June 30, 2021, no borrowings were outstanding under the Credit Facility, and $445.5 million was available under the Credit Facility due to $4.5 million of letters of credit outstanding.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the acquisition of TWG Holdings Limited and its subsidiaries. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes due 2048, in each case on an effective yield basis. The amortization of the deferred gain for the three months ended June 30, 2021 and 2020 was $0.8 million, and the amortization of deferred gain for the six months ended June 30, 2021 and 2020 was $1.5 million. The remaining deferred gain as of June 30, 2021 was $17.1 million.

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended June 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2021	$(288.4)	$870.8	$14.1	$1.2	$15.3	$(108.5)	$504.5
Change in accumulated other comprehensive income (loss) before reclassifications	13.6	88.6	—	—	1.4	0.6	104.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.6)	(0.6)	(1.2)	—	(1.3)	(4.7)
Net current-period other comprehensive income (loss)	13.6	87.0	(0.6)	(1.2)	1.4	(0.7)	99.5
Balance at June 30, 2021	$(274.8)	$957.8	$13.5	$—	$16.7	$(109.2)	$604.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2020	$(425.6)	$554.4	$16.5	$—	$12.8	$(69.7)	$88.4
Change in accumulated other comprehensive income (loss) before reclassifications	8.2	432.6	—	—	1.5	—	442.3
Amounts reclassified from accumulated other comprehensive income (loss)	38.4	2.1	(0.6)	—	—	(1.7)	38.2
Net current-period other comprehensive income (loss)	46.6	434.7	(0.6)	—	1.5	(1.7)	480.5
Balance at June 30, 2020	$(379.0)	$989.1	$15.9	$—	$14.3	$(71.4)	$568.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2020	$(295.6)	$1,080.3	$14.7	$1.2	$16.1	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	20.8	(118.5)	—	—	0.6	0.3	(96.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.0)	(1.2)	(1.2)	—	(2.6)	(9.0)
Net current-period other comprehensive income (loss)	20.8	(122.5)	(1.2)	(1.2)	0.6	(2.3)	(105.8)
Balance at June 30, 2021	$(274.8)	$957.8	$13.5	$—	$16.7	$(109.2)	$604.0

	Six Months Ended June 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Credit related impairment	Non-credit related impairment	Unamortized net (losses) gains on Pension Plans (1)	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$856.5	$17.1	$—	$15.5	$(118.7)	$411.5
Change in accumulated other comprehensive income (loss) before reclassifications	(58.5)	135.3	—	—	(1.2)	48.9	124.5
Amounts reclassified from accumulated other comprehensive income (loss)	38.4	(2.7)	(1.2)	—	—	(1.6)	32.9
Net current-period other comprehensive income (loss)	(20.1)	132.6	(1.2)	—	(1.2)	47.3	157.4
Balance at June 30, 2020	$(379.0)	$989.1	$15.9	$—	$14.3	$(71.4)	$568.9
(1)The Retirement Health Benefits plan was amended in February 2020, which resulted in a prior service credit recognized in other comprehensive income that will be recognized in income over the remaining period of the plan. Refer to Note 15 for additional information.
The following tables summarize the reclassifications out of accumulated other comprehensive income (“AOCI”) for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2021	2020
Foreign currency translation adjustment	$—	$38.4	Underwriting, general and administrative expenses
	—	—	Provision for income taxes
	$—	$38.4	Net of tax
Net unrealized (gains) losses on investments	$(1.9)	$2.7	Net realized gains (losses) on investments
	0.3	(0.6)	Provision for income taxes
	$(1.6)	$2.1	Net of tax

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Net unrealized gains on derivative transactions	$(0.7)	$(0.7)	Interest expense
	0.1	0.1	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Credit related impairments	$(1.5)	$—	Net realized gains (losses) on investments
	0.3	—	Provision for income taxes
	$(1.2)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.8	$1.2	(1)
Amortization of prior service credit	(3.4)	(3.4)	(1)
	(1.6)	(2.2)
	0.3	0.5	Provision for income taxes
	$(1.3)	$(1.7)	Net of tax
Total reclassifications for the period	$(4.7)	$38.2	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2021	2020
Foreign currency translation adjustment	$—	$38.4	Underwriting, general and administrative expenses
	—	—	Provision for income taxes
	$—	$38.4	Net of tax
Net unrealized gains on investments	$(5.0)	$(3.4)	Net realized gains (losses) on investments
	1.0	0.7	Provision for income taxes
	$(4.0)	$(2.7)	Net of tax
Net unrealized gains on derivative transactions	$(1.4)	$(1.4)	Interest expense
	0.2	0.2	Provision for income taxes
	$(1.2)	$(1.2)	Net of tax
Credit related impairments	$(1.5)	$—	Net realized gains (losses) on investments
	0.3	—	Provision for income taxes
	$(1.2)	$—	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$3.6	$2.5	(1)
Amortization of prior service credit	(6.8)	(4.5)	(1)
	(3.2)	(2.0)
	0.6	0.4	Provision for income taxes
	$(2.6)	$(1.6)	Net of tax
Total reclassifications for the period	$(9.0)	$32.9	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. See Note 15 for additional information.

12. Stock Based Compensation
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (the “ALTEIP”), as amended in May 2021, the Company is authorized to issue up to 1,840,112 new shares of the Company’s common stock to employees, officers and non-employee

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights, restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
Restricted Stock Units
The following table shows a summary of RSU activity during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSU compensation expense	$8.1	$7.3	$14.7	$13.6
Income tax benefit	(1.5)	(1.3)	(2.7)	(2.4)
RSU compensation expense, net of tax	$6.6	$6.0	$12.0	$11.2
RSUs granted	29,798	33,538	198,393	261,950
Weighted average grant date fair value per unit	$139.58	$100.62	$139.08	$90.99
Total fair value of vested RSUs	$2.3	$15.5	$32.3	$24.4
As of June 30, 2021, there was $32.5 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PSU compensation expense	$8.6	$7.3	$14.8	$12.1
Income tax benefit	(1.2)	(0.8)	(1.8)	(1.3)
PSU compensation expense, net of tax	$7.4	$6.5	$13.0	$10.8
PSUs granted	6,578	—	208,040	302,274
Weighted average grant date fair value per unit	$148.04	$—	$148.04	$87.36
Total fair value of vested PSUs	$—	$—	$22.5	$24.4
As of June 30, 2021, there was $36.1 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 1.0 year.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the six months ended June 30, 2021 and 2020 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the six months ended June 30, 2021 and 2020 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

13. Equity Transactions
Stock Repurchase
During the six months ended June 30, 2021 and 2020, the Company repurchased 1,512,534 and 734,967 shares of the Company’s outstanding common stock at a cost of $232.2 million and $83.1 million, exclusive of commissions, respectively, leaving $1.45 billion aggregate cost at purchase remaining unused under the existing repurchase authorizations as of June 30, 2021.
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
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.6 million for the three months ended June 30, 2020. The Company paid preferred stock dividends of $4.7 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income from continuing operations	$184.7	$164.7	$333.2	$313.3
Less: Net income attributable to non-controlling interest	(0.2)	(0.3)	—	(1.4)
Net income from continuing operations attributable to stockholders	184.5	164.4	333.2	311.9
Less: Preferred stock dividends	—	(4.6)	(4.7)	(9.3)
Net income from continuing operations attributable to common stockholders	184.5	159.8	328.5	302.6
Less: Common stock dividends paid	(41.8)	(39.6)	(80.0)	(77.6)
Undistributed earnings	$142.7	$120.2	$248.5	$225.0

Net income from continuing operations attributable to common stockholders	$184.5	$159.8	$328.5	$302.6
Add: Net income from discontinued operations	18.9	13.7	33.2	20.9
Net income attributable to common stockholders	$203.4	$173.5	$361.7	$323.5

Denominator
Weighted average common shares outstanding used in basic per common share calculations	60,990,609	60,363,577	60,096,711	60,483,244
Incremental common shares from:
PSUs	286,233	164,530	334,904	250,048
ESPP	45,714	41,832	45,714	41,832
MCPS	—	2,777,250	1,076,673	2,698,188
Weighted average common shares outstanding used in diluted per common share calculations	61,322,556	63,347,189	61,554,002	63,473,312
Earnings per common share - Basic
Distributed earnings	$0.69	$0.66	$1.33	$1.28
Undistributed earnings	2.34	1.99	4.14	3.72
Net income from continuing operations	3.03	2.65	5.47	5.00
Net income from discontinued operations	0.31	0.22	0.55	0.35
Net income attributable to common stockholders	$3.34	$2.87	$6.02	$5.35
Earnings per common share - Diluted
Distributed earnings	$0.68	$0.63	$1.30	$1.22
Undistributed earnings	2.33	1.96	4.11	3.68
Net income from continuing operations	3.01	2.59	5.41	4.90
Net income from discontinued operations	0.31	0.22	0.54	0.34
Net income attributable to common stockholders	$3.32	$2.81	$5.95	$5.24
Average PSUs totaling 1,590 and 35,164 for the three and six months ended June 30, 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs for the three and six months ended June 30, 2020.

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
The following tables present the components of net periodic benefit cost for the Plans for the three and six months ended June 30, 2021 and 2020:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Interest cost	$3.5	$5.1	$0.3	$0.5	$—	$0.1
Expected return on plan assets	(6.9)	(7.7)	—	—	(0.4)	(0.1)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	1.2	0.7	0.8	0.5	(0.1)	—
Net periodic benefit cost	$(2.2)	$(1.9)	$1.1	$1.0	$(3.9)	$(3.4)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Interest cost	$7.0	$10.2	$0.6	$1.0	$—	$0.5
Expected return on plan assets	(13.8)	(15.4)	—	—	(0.8)	(0.5)
Amortization of prior service credit	—	—	—	—	(6.8)	(4.5)
Amortization of net loss (gain)	2.4	1.4	1.6	1.1	(0.2)	—
Net periodic benefit cost	$(4.4)	$(3.8)	$2.2	$2.1	$(7.8)	$(4.5)
 The Assurant Pension Plan funded status was $50.8 million at June 30, 2021 and $43.2 million at December 31, 2020 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 107% and 105% funded status at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2021.

16. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.2 million and $7.6 million of letters of credit outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

17. Subsequent Events
Sale of Global Preneed
In August 2021, the Company completed its sale of the disposed Global Preneed business to subsidiaries of CUNA for an aggregate purchase price at closing of $1.35 billion, which was comprised of a base purchase price of $1.25 billion, adjusted for (i) the amount of Leakage (as defined in the Equity Purchase Agreement, dated as of March 8, 2021, by and among the Company, Interfinancial Inc., CMFG Life Insurance Company and TruStage Global Holdings, ULC (the “Equity Purchase Agreement”)) paid by the disposed Global Preneed business after December 31, 2020 and at or prior to the closing of the transaction, (ii) the amount of any Transaction Related Expenses (as defined in the Equity Purchase Agreement) paid by the disposed Global Preneed business after the closing of the transaction and (iii) the difference between the book value of certain assets in the disposed Global Preneed business’s investment portfolio as of December 31, 2020 and the value of cash paid in substitution for the fair market value of such assets and (iv) the accrual of interest on the base purchase price, as adjusted pursuant to clauses (i) to (iii), at a rate of 6% per annum during the period beginning on January 1, 2021 and ending on the date immediately prior to the date of the closing of the transaction. The purchase price is subject to a post-closing true-up mechanism as set forth in the Equity Purchase Agreement, which is expected to be determined within approximately 120 days from the date of the closing of the transaction. The net proceeds, which is comprised of the aggregate purchase price less an estimated $40.4 million of transaction costs associated with the sale, were $1.31 billion. Based on the June 30, 2021 carrying value, the estimated net after-tax gain on the sale is $726.8 million, including $614.3 million of net after-tax gains recognized from accumulated other comprehensive income. The sale is expected to increase stockholders’ equity by $112.5 million.
Redemption of 4.00% Senior Notes due 2023
In July 2021, the Company used the net proceeds from the sale of the 2032 Senior Notes, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of its 4.00% senior notes due March 2023 and to pay accrued interest, related premiums, fees and expenses, including a loss on extinguishment of debt of $20.7 million which will be recorded in the third quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2020 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2021 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
Some of the statements included in this MD&A and elsewhere in this Report, including our financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:
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
General
Global Preneed Discontinued Operations
In August 2021, we completed the sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”) to subsidiaries of CUNA Mutual Group (“CUNA”) for total cash consideration of $1.25 billion, subject to certain purchase price adjustments at closing. For additional information, refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Report.
The estimated carrying value of the disposed Global Preneed business may be influenced by various factors including the performance of the disposed Global Preneed business, and the impact of discount, interest, mortality and reinsurance rates.
We have determined that the disposed Global Preneed business meets the criteria to be classified as held for sale as of June 30, 2021 and that the sale represents a strategic shift that will have a major impact on our operations and financial results. Accordingly, the results of operations of the disposed Global Preneed business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented, and the assets and liabilities for the disposed Global Preneed business have been classified as held for sale and segregated for all periods presented in the consolidated balance sheets. Transactions between the disposed Global Preneed business and businesses in our continuing operations are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the disposed Global Preneed business. Refer to “—Results of Operations—Discontinued Operations” below and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

Reportable Segments
As of June 30, 2021, the Company had three reportable segments, excluding discontinued operations described above, which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
The following discussion covers the three and six months ended June 30, 2021 (“Second Quarter 2021” and “Six Months 2021”) and the three and six months ended June 30, 2020 (“Second Quarter 2020” and “Six Months 2020”).
Executive Summary
Summary of Financial Results
Consolidated net income from continuing operations increased $20.0 million, or 12%, to $184.7 million for Second Quarter 2021 from $164.7 million for Second Quarter 2020, primarily driven by lower Corporate and Other loss, mainly due to lower direct and incremental expenses related to COVID-19, employee-related expenses and third-party fees, partially offset by lower net realized gains on investments.
Global Lifestyle segment net income increased $2.0 million, or 2%, to $123.8 million for Second Quarter 2021 from $121.8 million for Second Quarter 2020, primarily driven by Global Automotive organic growth and higher investment income, including $3.9 million from the sale of a real estate joint venture partnership, and improved claims experience within our Global Financial Services and Other business. This was partially offset by a decline in Connected Living, largely from lower international results in both extended service contracts and, to a lesser extent, the mobile business. Claims activity increased compared to lower than average levels in the prior year period, mainly in key regions such as Europe and Latin America. The mobile business benefitted from subscriber growth across North America and Asia Pacific and strong trade-in performance, including contributions from recent acquisitions.
Global Lifestyle net earned premiums, fees and other income increased $169.1 million, or 10%, to $1.94 billion for Second Quarter 2021 from $1.77 billion for Second Quarter 2020, primarily due to growth in Global Automotive from strong sales across the U.S. and contributions from recent acquisitions, as well as further expansion in Connected Living, including an increase in extended service contracts and higher fee income from mobile trade-in programs.
Global Housing segment net income increased $8.3 million, or 10%, to $93.7 million for Second Quarter 2021 from $85.4 million for Second Quarter 2020. Excluding reportable catastrophes, segment net income was roughly flat, as underlying growth in Lender-placed Insurance and higher investment income, including $3.9 million from the sale of a real estate joint venture partnership, were offset by an expected increase in non-catastrophe loss experience to more normalized levels across all lines of business, as well as an increase in reserves related to the cost of settling run-off claims within small commercial.
Global Housing net earned premiums, fees and other income increased $22.2 million, or 5%, to $511.1 million for Second Quarter 2021 from $488.9 million for Second Quarter 2020, primarily due to growth in our Multifamily Housing business and higher premium rates and average insured values in our Lender-placed Insurance business, partially offset by the continued impact of lower real estate owned (“REO”) volumes.
Corporate and Other segment net loss decreased $9.7 million, or 23%, to $32.8 million for Second Quarter 2021 from $42.5 million for Second Quarter 2020, primarily due to lower direct and incremental operating expenses related to COVID-19, employee-related expenses and third-party fees, partially offset by lower net realized gains on investments, mostly due to the absence of net unrealized gains on collateralized loan obligations from Second Quarter 2020 and a decrease in net unrealized gains on equity securities.
Catastrophe Reinsurance Program
In July 2021, we finalized our 2021 property catastrophe reinsurance program. The U.S. per-event catastrophe coverage provides $965.0 million of protection in excess of $80.0 million of retention for a first event, with retention lowering to $55.0 million for a second and third event. The coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. See “Catastrophe Reinsurance Program” below.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, and our ability to manage our expenses and achieve expense savings. Our results also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and to maintain our position in our Lender-placed Insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, and competition, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2020 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2020 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate and to maintain relationships with significant clients, distributors and other parties or renew contracts with them on favorable terms, including in our Connected Living, Multifamily Housing and Global Automotive businesses. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the actions of our competitors and the threat of disruption. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues” and “Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” in our 2020 Annual Report.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
For Six Months 2021, net cash provided by operating activities from continuing operations was $409.9 million; net cash provided by investing activities from continuing operations was $148.1 million; and net cash used in financing activities from continuing operations was $20.8 million. We had $2.75 billion in cash and cash equivalents as of June 30, 2021 as compared to $2.21 billion as of December 31, 2020. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2020 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2020 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$2,150.6	$2,021.3	$4,256.2	$4,086.8
Fees and other income	298.5	236.4	548.4	620.0
Net investment income	82.9	65.4	159.2	149.0
Net realized gains (losses) on investments	10.3	28.9	11.1	(55.1)
Total revenues	2,542.3	2,352.0	4,974.9	4,800.7
Benefits, losses and expenses:
Policyholder benefits	538.3	523.6	1,067.0	1,058.8
Amortization of deferred acquisition costs and value of business acquired	991.4	867.0	1,938.1	1,762.3
Underwriting, general and administrative expenses	747.2	725.4	1,482.9	1,618.0
Interest expense	28.8	26.7	57.2	52.2
Total benefits, losses and expenses	2,305.7	2,142.7	4,545.2	4,491.3
Income before provision (benefit) for income taxes	236.6	209.3	429.7	309.4
Provision (benefit) for income taxes	51.9	44.6	96.5	(3.9)
Net income from continuing operations	184.7	164.7	333.2	313.3
Net income from discontinued operations	18.9	13.7	33.2	20.9
Net income	203.6	178.4	366.4	334.2
Less: Net income attributable to non-controlling interest	(0.2)	(0.3)	—	(1.4)
Net income attributable to stockholders	203.4	178.1	366.4	332.8
Less: Preferred stock dividends	—	(4.6)	(4.7)	(9.3)
Net income attributable to common stockholders	$203.4	$173.5	$361.7	$323.5
For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Income from Continuing Operations
Consolidated net income from continuing operations increased $20.0 million, or 12%, to $184.7 million for Second Quarter 2021 from $164.7 million for Second Quarter 2020. Net income from continuing operations included $0.4 million of reportable catastrophes in Second Quarter 2021 compared to $10.0 million in Second Quarter 2020. Excluding reportable catastrophes, consolidated net income from continuing operations increased $10.4 million, or 6%, for Second Quarter 2021, primarily due to a $13.1 million after-tax decrease in direct and incremental operating expenses incurred in connection with the COVID-19 pandemic and an $8.6 million after-tax decrease in general corporate operating expenses, mostly due to a reduction in employee related incentive compensation and lower third-party fees for general corporate services. These items were offset by a reduction in net realized gains, mostly due to the absence of net unrealized gains on collateralized loan obligations from Second Quarter 2020 and a decrease in net unrealized gains on equity securities. Results for Global Lifestyle and Global Housing were largely unchanged as underlying growth and an increase in net investment income that included a $9.7 million after-tax gain from the sale of a real estate joint venture property were offset by more normalized loss experience across several product lines in comparison to Second Quarter 2020, which included impacts from COVID-19.
For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Income from Continuing Operations

Consolidated net income from continuing operations increased $19.9 million, or 6%, to $333.2 million for Six Months 2021 from $313.3 million for Six Months 2020. Net income from continuing operations included $34.9 million of reportable catastrophes in Six Months 2021 compared to $22.9 million for Six Months 2020. Excluding reportable catastrophes, consolidated net income from continuing operations increased $31.9 million, or 9%, for Six Months 2021, primarily due to a $53.3 million after-tax reduction in net realized losses on investments (mostly due to the absence of net unrealized losses on collateralized loan obligations and equity securities from Six Months 2020) and a $13.0 million after-tax decrease in direct and incremental operating expenses incurred in connection with the COVID-19 pandemic. The increase was also due to favorable earnings contributions from Global Housing that were primarily driven by higher premium rates in our Lender-placed Insurance business and growth in Multifamily Housing, favorable earnings contributions from Global Lifestyle mainly due to the continued growth in Global Automotive, the absence of a $9.3 million after-tax loss from the sale of Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”) from Six Months 2020 and an $8.4 million after-tax decrease in general corporate operating expenses, mostly due to a reduction in employee related incentive compensation and lower third-party fees for general corporate services. These increases in consolidated net income from continuing operations were partially offset by the absence of an $84.4 million tax benefit that was recorded in Six Months 2020 related to the utilization of net operating losses in connection with the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$1,677.4	$1,568.1	$3,326.1	$3,165.8
Fees and other income	260.4	200.6	474.0	549.8
Net investment income	49.4	44.2	100.2	98.9
Total revenues	1,987.2	1,812.9	3,900.3	3,814.5
Benefits, losses and expenses:
Policyholder benefits	344.8	343.1	672.2	679.3
Amortization of deferred acquisition costs and value of business acquired	932.6	810.8	1,821.8	1,649.2
Underwriting, general and administrative expenses	548.2	500.7	1,075.4	1,168.6
Total benefits, losses and expenses	1,825.6	1,654.6	3,569.4	3,497.1
Segment income before provision for income taxes	161.6	158.3	330.9	317.4
Provision for income taxes	37.8	36.5	78.0	74.7
Segment net income	$123.8	$121.8	$252.9	$242.7
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$983.9	$916.6	$1,936.3	$2,004.9
Global Automotive	855.6	755.4	1,668.0	1,508.5
Global Financial Services and Other	98.3	96.7	195.8	202.2
Total	$1,937.8	$1,768.7	$3,800.1	$3,715.6
Net earned premiums, fees and other income:
Domestic	$1,464.7	$1,310.3	$2,845.3	$2,744.8
International	473.1	458.4	954.8	970.8
Total	$1,937.8	$1,768.7	$3,800.1	$3,715.6
For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Income
Segment net income increased $2.0 million, or 2%, to $123.8 million for Second Quarter 2021 from $121.8 million for Second Quarter 2020, primarily driven by Global Automotive from organic growth and higher investment income, including $3.9 million from the sale of a real estate joint venture partnership. Global Financial Services and Other also contributed to the increase, mainly due to improved claims experience as Second Quarter 2020 had higher claims related to COVID-19. The increase was partially offset by Connected Living, primarily due to lower international results in both extended service contracts and, to a lesser extent, mobile, as losses were lower in Second Quarter 2020 in part due to COVID-19, partially offset by mobile subscriber growth in North America and Asia Pacific and higher mobile trade-in volumes, including contributions from recent acquisitions.
Total Revenues
Total revenues increased $174.3 million, or 10%, to $1.99 billion for Second Quarter 2021 from $1.81 billion for Second Quarter 2020. Net earned premiums increased $109.3 million, or 7%, primarily driven by continued growth from strong sales across the U.S. in our Global Automotive business as well as further expansion in Connected Living, including an increase in extended service contract programs. Fees and other income increased $59.8 million, or 30%, mainly driven by growth from mobile trade-in programs, driven by contributions from recent acquisitions, partially offset by the previously disclosed mobile program contract change. Net investment income increased $5.2 million, or 12%, primarily due to higher income from the sale of a real estate joint venture partnership.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $171.0 million, or 10%, to $1.83 billion for Second Quarter 2021 from $1.65 billion for Second Quarter 2020. The increase was primarily due to a $121.8 million, or 15%, increase in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), mainly related to an increase in amortization of DAC due to growth in our Global Automotive business, partially offset by a decrease in amortization of VOBA related to the acquisition of TWG Holdings Limited and its subsidiaries (“TWG”). Underwriting, general and administrative expenses increased $47.5 million, or 9%, primarily due to higher expenses related to higher mobile trade-in volumes, including the impact of recent acquisitions. Policyholder benefits increased $1.7 million as growth in our Global Automotive business and more normalized loss experience in Connected Living was mostly offset by favorable foreign exchange and improved claims frequency for Global Financial Services and Other.
For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Income
Segment net income increased $10.2 million, or 4%, to $252.9 million for Six Months 2021 from $242.7 million for Six Months 2020, primarily driven by Global Automotive from organic growth, higher investment income and lower claims activity, partially offset by $4.3 million of after-tax client benefits and $3.9 million from the sale of a real estate joint venture partnership in Six Months 2021 compared to $9.2 million of after-tax client benefits in Six Months 2020. Global Financial Services and Other also contributed to the increase, mainly due to improved claims experience as Six Months 2020 had higher claims related to COVID-19. The increase was partially offset by Connected Living primarily due to a $6.7 million after-tax benefit for a client recoverable in Six Months 2020 and better loss experience in Six Months 2020, in part due to COVID-19. The decrease in Connected Living results was partially offset by mobile subscriber growth and higher mobile trade-in volumes, including contributions from recent acquisitions.
Total Revenues
Total revenues increased $85.8 million, or 2%, to $3.90 billion for Six Months 2021 from $3.81 billion for Six Months 2020. Net earned premiums increased $160.3 million, or 5%, primarily driven by continued growth from strong sales across the U.S. in our Global Automotive business as well as further expansion in Connected Living, including an increase in extended service contract programs. The increase in total revenues was partially offset by a $75.8 million, or 14%, decrease in fees and other income, mainly driven by the previously disclosed mobile program contract change, partially offset by growth from recent mobile acquisitions.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $72.3 million, or 2%, to $3.57 billion for Six Months 2021 from $3.50 billion for Six Months 2020. The increase was primarily due to a $172.6 million, or 10%, increase in amortization of DAC and VOBA, mainly related to an increase in amortization of DAC due to growth in our Global Automotive business, partially offset by a decrease in amortization of VOBA related to the acquisition of TWG. The increase was partially offset by a $93.2 million, or 8%, decrease in underwriting, general and administrative expenses, primarily due to a previously disclosed mobile program contract change, partially offset by higher expenses related to higher mobile trade-in volumes, including the impact of recent acquisitions. The increase was also partially offset by a $7.1 million, or 1%, decrease in policyholder benefits, primarily due to improved claims experience for Global Financial Services and Other and favorable foreign exchange, partially offset by growth in our Global Automotive business and a more normalized loss experience in Connected Living.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$473.2	$453.2	$930.1	$921.0
Fees and other income	37.9	35.7	74.0	68.3
Net investment income	23.7	16.4	43.1	38.4
Total revenues	534.8	505.3	1,047.2	1,027.7
Benefits, losses and expenses:
Policyholder benefits	193.5	180.4	394.8	379.1
Amortization of deferred acquisition costs and value of business acquired	58.8	56.2	116.3	113.1
Underwriting, general and administrative expenses	163.0	161.1	331.8	334.4
Total benefits, losses and expenses	415.3	397.7	842.9	826.6
Segment income before provision for income taxes	119.5	107.6	204.3	201.1
Provision for income taxes	25.8	22.2	43.2	41.5
Segment net income	$93.7	$85.4	$161.1	$159.6
Net earned premiums, fees and other income:
Lender-placed Insurance	$274.3	$265.0	$534.7	$529.3
Multifamily Housing	122.1	111.2	239.4	220.2
Specialty and Other	114.7	112.7	230.0	239.8
Total	$511.1	$488.9	$1,004.1	$989.3
For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Income
Segment net income increased $8.3 million, or 10%, to $93.7 million for Second Quarter 2021 from $85.4 million for Second Quarter 2020. Segment net income for Second Quarter 2021 included $0.4 million of reportable catastrophes compared to $10.1 million for Second Quarter 2020. Excluding reportable catastrophes, segment net income was relatively flat as unfavorable non-catastrophe losses across various products and an increase in reserves related to the cost of settling run-off claims within small commercial were partially offset by growth in our Lender-placed Insurance business and higher investment income, including a gain from the sale of a real estate joint venture partnership, and growth across our businesses.
Total Revenues
Total revenues increased $29.5 million, or 6%, to $534.8 million for Second Quarter 2021 from $505.3 million for Second Quarter 2020. Net earned premiums increased $20.0 million, or 4%, primarily due to continued growth in our Multifamily Housing business mostly due to renters insurance, and increases in premium rate and average insured value in our Lender-placed Insurance business. The increase was partially offset by lower REO volume in our Lender-placed Insurance business. Net investment income increased $7.3 million, or 45%, primarily due to a gain from the sale of a real estate joint venture property. Fees and other income increased $2.2 million, or 6%, primarily due to growth in Multifamily Housing.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $17.6 million, or 4%, to $415.3 million for Second Quarter 2021 from $397.7 million for Second Quarter 2020. The increase was primarily due to policyholder benefits, which increased $13.1 million, or 7%, mainly from an increase in non-catastrophe losses in Second Quarter 2021, which was primarily due to better claims experience across various products in Second Quarter 2020, due to impacts from COVID-19, as well as an increase in reserves related to the cost of settling run-off claims within small commercial, partially offset by lower catastrophe losses.

Amortization of deferred acquisition costs increased $2.6 million, or 5%, which was consistent with the increase in net earned premiums.
For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Income
Segment net income was relatively flat at $161.1 million for Six Months 2021 compared to $159.6 million for Six Months 2020. Segment net income for Six Months 2021 included $34.9 million of reportable catastrophes, primarily related to the Texas winter storms, compared to $22.9 million for Six Months 2020. Excluding reportable catastrophes, segment net income increased $13.5 million, or 7%, primarily driven by higher premium rates and average insured value increases in our Lender-placed Insurance business, growth in our Multifamily Housing business and higher income from real estate-related investments. These increases were partially offset by lower non-catastrophe losses across various products, fewer policies in-force from a financially insolvent client in our Lender-placed Insurance business and an increase in reserves related to the cost of settling run-off claims within small commercial.
Total Revenues
Total revenues increased $19.5 million, or 2%, to $1.05 billion for Six Months 2021 from $1.03 billion for Six Months 2020. Net earned premiums increased $9.1 million, or 1%, primarily due to premium rate and average insured value increases in our Lender-placed Insurance business, continued growth in our Multifamily Housing business mostly due to renters insurance and growth in our leased and financed equipment and manufactured housing products. This increase was partially offset by lower REO volumes and run-off in our international property, small commercial and sharing economy products. Fees and other income increased $5.7 million, or 8%, primarily due to growth in Multifamily Housing and higher claim processing fees in Lender-placed Insurance. Net investment income increased $4.7 million, or 12%, primarily due to higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $16.3 million, or 2%, to $842.9 million for Six Months 2021 from $826.6 million for Six Months 2020. The increase was primarily due to an increase in policyholder benefits of $15.7 million, or 4%, mainly from higher reportable catastrophe losses and higher non-catastrophe losses in our Lender-placed Insurance and Multifamily Housing businesses, as well as an increase in reserves related to the cost of settling run-off claims within small commercial.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Fees and other income	$0.2	$0.1	$0.4	$1.9
Net investment income	9.8	4.8	15.9	11.7
Net realized gains (losses) on investments	10.3	28.9	11.1	(55.1)
Total revenues	20.3	33.8	27.4	(41.5)
Benefits, losses and expenses:
Policyholder benefits	—	0.1	—	0.4
General and administrative expenses	36.0	63.6	75.7	115.0
Interest expense	28.8	26.7	57.2	52.2
Total benefits, losses and expenses	64.8	90.4	132.9	167.6
Segment loss before benefit for income taxes	(44.5)	(56.6)	(105.5)	(209.1)
Benefit for income taxes	(11.7)	(14.1)	(24.7)	(120.1)
Segment net loss from continuing operations	$(32.8)	$(42.5)	$(80.8)	$(89.0)
For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Loss from Continuing Operations
Segment net loss from continuing operations decreased $9.7 million, or 23%, to $32.8 million for Second Quarter 2021 from $42.5 million for Second Quarter 2020. The decrease in net loss was primarily due to a $13.1 million decrease in after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic, an $8.6 million after-tax decrease in general operating expenses, mostly due to a reduction in employee related incentive compensation and lower third-party fees for general corporate services due to timing, and an increase in net investment income that was mostly driven by other investments due to higher income from limited partnerships and a gain from the sale of a real estate joint venture property. These items were partially offset by a reduction in net realized gains mostly due to the absence of net unrealized gains on collateralized loan obligations from Second Quarter 2020 and a decrease in net unrealized gains on equity securities.
Total Revenues
Total revenues decreased $13.5 million, or 40%, to $20.3 million for Second Quarter 2021 from $33.8 million for Second Quarter 2020, primarily due to a reduction in net realized gains on investments mostly due to the aforementioned factors, partially offset by a increase in net investment income that was mostly driven by higher income from other investments as described above.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $25.6 million, or 28% to $64.8 million for Second Quarter 2021 from $90.4 million for Second Quarter 2020. The decrease was primarily driven by $16.7 million of lower direct and incremental operating expenses incurred in connection with the COVID-19 pandemic and $10.6 million of lower general operating expenses mostly due to a reduction in employee related incentive compensation and lower third-party fees for general corporate services due to timing.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Loss from Continuing Operations
Segment net loss from continuing operations decreased $8.2 million, or 9%, to $80.8 million for Six Months 2021 from $89.0 million for Six Months 2020. The decrease in net loss was primarily due to a $53.3 million after-tax reduction in net realized losses on investments mostly due to the absence of net unrealized losses on collateralized loan obligations and equity securities from Six Months 2020, a $13.0 million decrease in after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic, the absence of a $9.3 million after-tax loss from the sale of Iké from Six Months 2020, an $8.4 million after-tax decrease in general operating expenses mostly due to a reduction in employee related incentive compensation and lower third-party fees for general corporate services, and an increase in net investment income as described below. These items were partially offset by the absence of an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act from Six Months 2020.
Total Revenues
Total revenues decreased $68.9 million to $27.4 million for Six Months 2021 from $(41.5) million for Six Months 2020, primarily due to the absence of unrealized losses on investments mostly related to a decrease in the fair value of equity securities and collateralized loan obligations in Second Quarter 2020 and an increase in net investment income mostly driven by other investments due to higher income from limited partnerships and a gain from the sale of a real estate joint venture property.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $34.7 million, or 21% to $132.9 million for Six Months 2021 from $167.6 million for Six Months 2020. The decrease was primarily driven by $16.7 million of lower direct and incremental operating expenses incurred in connection with the COVID-19 pandemic, $10.6 million of lower general operating expenses mostly due to a reduction in employee related incentive compensation and lower third-party fees for general corporate services, the absence of a $5.9 million loss from a decrease in fair value of derivative instruments for our investment in Iké that was recognized in Second Quarter 2020. These items were partially offset by an increase in interest expense mainly related to the issuance of our subordinated notes due 2061, which were issued in November 2020.

Discontinued Operations
Overview
The table below presents information regarding the results of the discontinued operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$18.8	$15.1	$36.5	$33.4
Fees and other income	39.9	37.5	77.4	75.0
Net investment income	72.7	71.8	144.7	144.2
Net realized gains (losses) on investments	4.8	(4.8)	3.7	(16.1)
Total revenues	136.2	119.6	262.3	236.5
Benefits, losses and expenses:
Policyholder benefits	74.1	68.5	148.1	140.5
Amortization of deferred acquisition costs and value of business acquired	19.9	18.3	39.1	37.2
Underwriting, general and administrative expenses	17.8	15.3	39.6	32.2
Total benefits, losses and expenses	111.8	102.1	226.8	209.9
Income before provision for income taxes	24.4	17.5	35.5	26.6
Provision for income taxes	5.5	3.8	2.3	5.7
Net income from discontinued operations	$18.9	$13.7	$33.2	$20.9
For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net Income from Discontinued Operations
Net income from discontinued operations increased $5.2 million, or 38%, to $18.9 million for Second Quarter 2021 from $13.7 million for Second Quarter 2020, primarily due to a reduction in net realized losses on investments mostly due to the absence of net unrealized losses on collateralized loan obligations from Second Quarter 2020, partially offset by $1.6 million of after-tax transaction costs incurred in connection with the sale.
Total Revenues
Total revenues increased $16.6 million, or 14%, to $136.2 million for Second Quarter 2021 from $119.6 million for Second Quarter 2020, primarily due to a reduction in net realized losses on investments, as described above, higher net earned premiums and fee income mainly due to growth in the domestic Global Preneed business and favorable foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $9.7 million, or 10%, to $111.8 million for Second Quarter 2021 from $102.1 million for Second Quarter 2020, primarily driven by higher policyholder benefits mainly due to an increase in in-force policies, higher mortality due to COVID-19 and unfavorable foreign exchange and $2.0 million in transaction costs incurred in connection with the sale.
For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net Income from Discontinued Operations
Net income from discontinued operations increased $12.3 million, or 59%, to $33.2 million for Six Months 2021 from $20.9 million for Six Months 2020, primarily due a reduction in net realized losses on investments mostly due to the absence of net unrealized losses on collateralized loan obligations and equity securities from Six Months 2020 and $4.5 million in tax benefits related to the pending sale, partially offset by $5.0 million of after-tax transaction costs incurred in connection with the sale.
Total Revenues

Total revenues increased $25.8 million, or 11%, to $262.3 million for Six Months 2021 from $236.5 million for Six Months 2020, primarily due to a reduction in net realized losses on investments, as described above, higher net earned premiums and fee income mainly due to growth in the domestic Global Preneed business and favorable foreign exchange.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $16.9 million, or 8%, to $226.8 million for Six Months 2021 from $209.9 million for Six Months 2020, primarily driven by higher policyholder benefits mainly due to an increase in in-force policies, higher mortality due to COVID-19, unfavorable foreign exchange and $6.3 million in transaction costs incurred in connection with the sale.

Investments
We had total investments of $7.89 billion and $8.22 billion as of June 30, 2021 and December 31, 2020, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $126.9 million during Six Months 2021, from $570.9 million as of December 31, 2020 to $444.0 million as of June 30, 2021, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2021		December 31, 2020
Aaa / Aa / A	$3,795.6	57.7%	$4,051.3	59.5%
Baa	2,315.0	35.2%	2,288.1	33.6%
Ba	360.7	5.5%	384.4	5.6%
B and lower	102.7	1.6%	91.7	1.3%
Total	$6,574.0	100.0%	$6,815.5	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturity securities	$57.5	$55.0	$114.9	$112.8
Equity securities	3.7	3.7	7.3	7.3
Commercial mortgage loans on real estate	2.1	1.8	3.4	3.7
Short-term investments	0.4	1.4	1.2	4.1
Other investments	20.7	1.6	35.4	4.9
Cash and cash equivalents	2.1	2.3	3.7	9.3
Revenue from consolidated investment entities (1)	—	20.5	—	52.4
Total investment income	86.5	86.3	165.9	194.5
Investment expenses	(3.6)	(5.3)	(6.7)	(12.5)
Expenses from consolidated investment entities (1)	—	(15.6)	$—	$(33.0)
Net investment income	$82.9	$65.4	$159.2	$149.0
(1)The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income from direct investments in:
Real estate fund (1)	$—	$0.1	$—	$8.3
CLO entities	—	3.3	—	8.0
Investment management fees	—	1.5	—	3.1
Net investment income from consolidated investment entities	$—	$4.9	$—	$19.4
(1)The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million for the six months ended June 30, 2020.
Net investment income increased $17.5 million, or 27%, to $82.9 million for Second Quarter 2021 from $65.4 million for Second Quarter 2020, primarily driven by other investments, mostly due to a $11.1 million gain from the sale of a real estate joint venture property in Second Quarter 2021, and higher income from an increase in fair value of limited partnerships.
Net investment income increased $10.2 million, or 7%, to $159.2 million for Six Months 2021 from $149.0 million for Six Months 2020, primarily driven by other investments, mostly due to the gain from the real estate sale described above, higher income from limited partnerships and a decrease in investment expenses in connection with our strategic decision to outsource the management of the investment portfolio. These increases were partially offset by a decrease in income from cash and short-term investments due to continued low interest rates in 2021.

As of June 30, 2021, we owned $21.5 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $15.5 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of BB+ without the guarantee.
For more information on our investments, see Notes 7 and 8 to the Consolidated Financial Statements included elsewhere in this Report.

Catastrophe Reinsurance Program
In July 2021, we finalized our 2021 property catastrophe reinsurance program. 2021 reinsurance premiums for this program are estimated to be approximately $149.0 million pre-tax compared to approximately $139.0 million pre-tax for 2020, reflecting the additional multiyear coverage and reducing our retention to $55 million for certain second and third events. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $965.0 million of coverage in excess of $80.0 million retention for a first event, with retention lowering to $55.0 million for certain second and third events. In addition, it includes multi-year reinsurance contracts covering approximately 52% of the U.S. program, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer, which has two reinstatements and which covers the first $30.0 million of losses in excess of the $80.0 million retention. The 2021 program also maintains a cascading feature that provides multi-event protection in which higher coverage layers drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. When combined with the Florida Hurricane Catastrophe Fund, the program is covered for gross Florida losses of up to approximately $1.2 billion.
The 2021 catastrophe reinsurance program also includes Caribbean protection of up to $150.0 million in excess of a $20.0 million retention, as well as Latin America protection of up to $158.0 million in excess of a $7.0 million retention, which renewed on August 1, 2021.

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
For the year ending December 31, 2021, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is $544.7 million. This amount includes $81.6 million from subsidiaries included in the disposed Global Preneed business which is subject to additional restrictions pursuant to the Global Preneed transaction agreement that would reduce the maximum amount of dividends without prior regulatory approval to $52.5 million from such subsidiaries. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Holding Company
As of June 30, 2021, we had approximately $353.3 million in holding company liquidity, which was $128.3 million above our targeted minimum level of $225.0 million. This excludes $374.4 million of cash and liquid securities that was held for the July 2021 redemption described in Note 17 to the Consolidated Financial Statements included elsewhere in this Report. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $842.2 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were approximately $426.0 million for Six Months 2021 (including approximately $12.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business). In 2020, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $821.0 million (including approximately $31.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business).
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Six Months 2021 and the year ended December 31, 2020, we made common stock repurchases and paid common stock dividends of $312.2 million and $454.4 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board of Directors (the “Board”) approval and market conditions. In addition, we completed the sale of the disposed Global Preneed business to CUNA in August 2021 and, as previously disclosed in March 2021, we intend to return 75% of the net proceeds to shareholders through share repurchases within one year of closing. The net proceeds were $1.31 billion. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Report.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $445.5 million was available as of June 30, 2021). In addition, in January 2021, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.66 per common share on June 22, 2021 to stockholders of record as of June 1, 2021. As described below, the Mandatory Convertible Preferred Stock (“MCPS”) converted into common stock in March 2021. Any determination to pay future dividends on our outstanding common stock will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined below), we generally may not make payments on our capital stock.
In January 2021 and May 2021, the Board authorized new share repurchase programs for up to $600.0 million and $900.0 million, respectively, of the Company’s outstanding common stock.
During Six Months 2021, the Company repurchased 1,512,534 shares of our outstanding common stock at a cost of $232.2 million, exclusive of commissions. As of June 30, 2021, $1.45 billion aggregate cost at purchase remained unused under the existing repurchase authorizations. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. In March 2021, each outstanding share of MCPS converted automatically into 0.9405 shares of common stock, or 2,703,911 shares of common stock in total plus an immaterial amount of cash in lieu of fractional shares. Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We paid preferred stock dividends of $4.6 million in Second Quarter 2020. We paid preferred stock dividends of $4.7 million and $9.3 million for Six Months 2021 and Six Months 2020, respectively. For additional information regarding the MCPS, see Note 13 in the Consolidated Financial Statements included elsewhere in this Report.

Outstanding Debt
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023 (2)	350.0	349.1	350.0	348.9
4.20% Senior Notes due September 2023	300.0	298.7	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.3	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.2	350.0	347.0
2.65% Senior Notes due January 2032	350.0	346.2	—	—
6.75% Senior Notes due February 2034	275.0	272.3	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	395.7	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,550.5		$2,252.9
(1)The outstanding aggregate principal amount was repaid in January 2021. Prior to repayment, these senior notes bore floating interest at a rate equal to three-month LIBOR plus 1.25% per annum.
(2)The outstanding aggregate principal amount was redeemed in full in July 2021. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Report.
(3)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter.
Senior Notes
2032 Senior Notes: In June 2021, we issued senior notes due January 2032 with an aggregate principal amount of $350.0 million which bear interest at a rate of 2.65% per year and were issued at a 0.158% discount to the public (the “2032 Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. Prior to October 15, 2031, we may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, we may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
In July 2021, we used the net proceeds from the sale of the 2032 Notes, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of our 4.00% senior notes due March 2023 and to pay accrued interest, related premiums, fees and expenses. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Report.
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
We used the net proceeds from the offering, together with cash on hand, to purchase $100.0 million of our 6.75% senior notes due 2034 in a cash tender offer, to redeem $250.0 million of our floating rate senior notes due 2021 and to pay accrued interest, related premiums, fees and expenses.
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
The interest rate payable on each of the 2023 Senior Notes, the 2028 Senior Notes, the 2030 Senior Notes and the 2032 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating, with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

Rating Agencies
Rating Levels	Moody’s (1)	S&P (1)	Interest Rate Increase (2)
1	Ba1	BB+	25 basis points
2	Ba2	BB	50 basis points
3	Ba3	BB-	75 basis points
4	B1 or below	B+ or below	100 basis points
(1)Including the equivalent ratings of any substitute rating agency.
(2)Applies to each rating agency individually.
In March 2013, we issued two series of senior notes with an aggregate principal amount of $700.0 million. The first series was $350.0 million in principal amount, bore interest at 2.50% per year and was repaid at maturity in March 2018. The second series was $350.0 million in principal amount, bore interest at 4.00% per year, was issued at a 0.365% discount to the public, and was redeemed in whole in July 2021 at a make-whole premium plus accrued and unpaid interest. Refer to Note 17 to the Consolidated Financial Statements included elsewhere in this Report.
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
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $445.5 million out of the $450.0 million was available as of June 30, 2021, due to $4.5 million of letters of credit outstanding.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 15 to the Consolidated Financial Statements, included elsewhere in this Report.

Cash Flows
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2021	2020
Operating activities - continuing operations	$409.9	$170.4
Operating activities - discontinued operations	119.1	121.8
Operating activities	529.0	292.2
Investing activities - continuing operations	148.1	68.8
Investing activities - discontinued operations	(114.8)	(101.0)
Investing activities	33.3	(32.2)
Financing activities - continuing operations	(20.8)	12.0
Financing activities - discontinued operations	—	—
Financing activities	(20.8)	12.0
Effect of exchange rate changes on cash and cash equivalents - continuing operations	1.2	(1.3)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.5	(0.3)
Effect of exchange rate changes on cash and cash equivalents	1.7	(1.6)
Net change in cash	$543.2	$270.4
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
Net cash provided by operating activities from continuing operations was $409.9 million for Six Months 2021 compared to $170.4 million for Six Months 2020. The increase in net cash provided by operating activities was primarily due to an increase in premiums collected in connection with the continued growth in Global Automotive, an increase in investment income collected mostly due to the proceeds from the sale of a real estate joint venture property in Second Quarter 2021 and a reduction in payments for mobile devices to various vendors due to the timing of acquisition and disposal of the devices. These increases were partially offset by the timing of commission payments associated with fourth quarter 2020 premiums that were paid in first quarter 2021 and an increase in federal tax payments also due to timing.
Net cash provided by investing activities for continuing operations was $148.1 million for Six Months 2021 compared to $68.8 million for Six Months 2020. The increase in cash provided by investing activities was primarily driven by reduction in net cash used for acquisitions and an overall increase in cash from sales and maturities, net of purchases, due to the ongoing management of our investment portfolio. Six Months 2020 included $135.8 million of net cash used for the AFAS acquisition and $51.3 million of cash outflow, net of $22.0 million of proceeds from a foreign currency hedge, for the sale of our interests in Iké. Additionally, Six Months 2020 included a $34.0 million cash outflow to Iké Grupo for the Iké Loan that was repaid and reflected as a net cash inflow for Six Months 2021. The aforementioned increases were partially offset by the absence of $190.2 million of net cash provided by consolidated investment entities, a $60.1 million net cash outflow for transfers between the disposed Global Preneed business and businesses in continuing operations related to investments that will not be included in the sale and a $39.0 million increase in purchases of property and equipment mostly due to continued investments in information technology supporting our core operations.
Net cash used in financing activities for continuing operations was $20.8 million for Six Months 2021 compared to net cash provided by financing activities for continuing operations of $12.0 million for Six Months 2020. The decrease in net cash provided by financing activities was mainly due to the absence of a $200.0 million drawdown from our Credit Facility in first quarter 2020, which was taken as a precautionary measure to strengthen our liquidity position and capital flexibility due to the uncertainty caused by the COVID-19 pandemic, and a $136.9 million increase in share repurchases. The decrease was also due to the $50.0 million repayment of our 2021 Senior Notes in first quarter 2021, partially offset by $347.2 million of net proceeds from the issuance of our 2032 Senior Notes from Second Quarter 2021.
Changes in cash flows from the operating and investing activities from our discontinued operations were fairly consistent for Six Months 2021 and Six Months 2020.

We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
Interest paid on debt	$55.8	$52.6
Common stock dividends	80.0	77.6
Preferred stock dividends	4.7	9.3
Total	$140.5	$139.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.2 million and $7.6 million of letters of credit outstanding as of June 30, 2021 and December 31, 2020, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2020 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of June 30, 2021, there were no material changes to the assumptions or risks. Following the closing of the Global Preneed transaction in August 2021, we expect our interest rate risk to significantly decrease in connection with the sale of the Global Preneed-related securities in our investment portfolio.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2021, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	95,000	$136.96	95,000	$773.5
February 1 - February 28	98,000	129.10	98,000	760.8
March 1 - March 31	115,000	137.58	115,000	745.0
April 1 - April 30	95,000	150.10	95,000	730.8
May 1 - May 31	284,000	159.04	284,000	1,585.6
June 1 - June 30	825,534	159.05	825,534	1,454.3
Total	1,512,534	$153.53	1,512,534	$1,454.3
(1)Shares purchased pursuant to the November 2018 and January 2021 publicly announced share repurchase authorizations of up to $600.0 million each of outstanding common stock. In May 2021, the Board authorized the repurchase of up to an additional $900.0 million aggregate cost at purchase of outstanding common stock. As of June 30, 2021, $1.45 billion aggregate cost at purchase remained unused under the existing January 2021 and May 2021 repurchase authorizations.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2021.*
10.2	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 14, 2021).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: August 5, 2021