Form 10-Q
period 2021-09-30
ASSURANT, INC.
filed 2021-11-04
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 29, 2021 was 56,976,709.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	September 30, 2021	December 31, 2020
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $0.0 and $1.2 at September 30, 2021 and December 31, 2020, respectively; amortized cost - $7,271.3 and $6,245.8 at September 30, 2021 and December 31, 2020, respectively)	$7,650.3	$6,815.5
Equity securities at fair value	422.3	290.2
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $0.9 and $1.6 at September 30, 2021 and December 31, 2020, respectively)	227.3	138.3
Short-term investments	217.5	292.0
Other investments (net of allowances for credit losses of $0.0 at September 30, 2021 and $1.4 at December 31, 2020, respectively)	679.2	686.8
Total investments	9,196.6	8,222.8
Cash and cash equivalents	2,027.9	2,207.6
Premiums and accounts receivable (net of allowances for credit losses of $10.6 and $13.3 at September 30, 2021 and December 31, 2020, respectively)	1,702.4	1,548.9
Reinsurance recoverables (net of allowances for credit losses of $22.8 and $24.6 at September 30, 2021 and December 31, 2020, respectively)	7,135.4	6,605.4
Accrued investment income	63.6	67.0
Deferred acquisition costs	8,548.2	7,388.0
Property and equipment, net	529.0	446.1
Goodwill	2,579.9	2,589.3
Value of business acquired	698.6	1,152.2
Other intangible assets, net	638.4	696.2
Other assets (net of allowances for credit losses of $4.1 and $1.8 at September 30, 2021 and December 31, 2020, respectively)	493.3	496.2
Assets held in separate accounts	11.5	11.5
Assets held for sale (Note 4)	—	13,218.7
Total assets	$33,624.8	$44,649.9
Liabilities
Future policy benefits and expenses	$1,334.1	$1,358.5
Unearned premiums	18,457.2	17,293.1
Claims and benefits payable	1,897.4	1,610.3
Commissions payable	664.6	699.1
Reinsurance balances payable	389.3	359.3
Funds held under reinsurance	350.0	358.6
Accounts payable and other liabilities	2,574.4	2,640.5
Debt	2,201.9	2,252.9
Liabilities related to separate accounts	11.5	11.5
Liabilities held for sale (Note 4)	—	12,111.3
Total liabilities	27,880.4	38,695.1
Commitments and contingencies (Note 16)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 0 shares and 2,875,000 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	—	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 59,850,255 and 62,967,808 shares issued and 57,554,166 and 57,967,808 shares outstanding at September 30, 2021 and December 31, 2020, respectively	0.7	0.6
Additional paid-in capital	1,731.3	1,956.8
Retained earnings	4,219.3	3,548.7
Accumulated other comprehensive (loss) income	(84.1)	709.8
Treasury stock, at cost; 2,296,089 and 5,000,000 shares at September 30, 2021 and December 31, 2020, respectively	(122.8)	(267.4)
Total Assurant, Inc. stockholders’ equity	5,744.4	5,951.4
Non-controlling interests	—	3.4
Total equity	5,744.4	5,954.8
Total liabilities and equity	$33,624.8	$44,649.9
(1)Each outstanding share of mandatory convertible preferred stock converted to common stock in March 2021. Refer to Note 13 for further information.
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,140.1	$2,086.8	$6,396.3	$6,173.6
Fees and other income	309.6	209.4	858.0	829.4
Net investment income	76.0	63.3	235.2	212.3
Net realized gains (losses) on investments (including $—, $(1.3), $0.2 and $(14.0) of impairment-related gains (losses) for the three and nine months ended September 30, 2021 and 2020, respectively)	112.1	17.2	123.2	(37.9)
Total revenues	2,637.8	2,376.7	7,612.7	7,177.4
Benefits, losses and expenses
Policyholder benefits	614.2	638.5	1,681.2	1,697.3
Amortization of deferred acquisition costs and value of business acquired	965.6	927.3	2,903.7	2,689.6
Underwriting, general and administrative expenses	818.3	672.9	2,301.2	2,290.9
Interest expense	27.5	25.5	84.7	77.7
Loss on extinguishment of debt (Note 10)	20.7	—	20.7	—
Total benefits, losses and expenses	2,446.3	2,264.2	6,991.5	6,755.5
Income from continuing operations before income tax expense	191.5	112.5	621.2	421.9
Income tax expense	37.9	24.5	134.4	20.6
Net income from continuing operations	153.6	88.0	486.8	401.3
Net income (loss) from discontinued operations (Note 4)	728.8	(118.5)	762.0	(97.6)
Net income (loss)	882.4	(30.5)	1,248.8	303.7
Less: Net loss (income) attributable to non-controlling interests	—	0.3	—	(1.1)
Net income (loss) attributable to stockholders	882.4	(30.2)	1,248.8	302.6
Less: Preferred stock dividends	—	(4.7)	(4.7)	(14.0)
Net income (loss) attributable to common stockholders	$882.4	$(34.9)	$1,244.1	$288.6

Earnings Per Common Share
Basic
Net income from continuing operations	$2.60	$1.39	$8.07	$6.39
Net income (loss) from discontinued operations	$12.32	$(1.97)	$12.74	$(1.61)
Net income (loss) attributable to common stockholders	$14.92	$(0.58)	$20.81	$4.78
Diluted
Net income from continuing operations	$2.58	$1.38	$8.00	$6.32
Net income (loss) from discontinued operations	$12.25	$(1.96)	$12.52	$(1.54)
Net income (loss) attributable to common stockholders	$14.83	$(0.58)	$20.52	$4.78
Share Data
Weighted average common shares outstanding used in basic per common share calculations	59,126,313	60,190,103	59,769,690	60,384,817
Plus: Dilutive securities	353,151	235,619	1,085,631	2,956,041
Weighted average common shares outstanding used in diluted per common share calculations	59,479,464	60,425,722	60,855,321	63,340,858
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$882.4	$(30.5)	$1,248.8	$303.7
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of taxes of $184.4, $(13.0), $220.8 and $(54.1) for the three and nine months ended September 30, 2021 and 2020, respectively (1)	(663.1)	56.8	(786.2)	188.2
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $0.2, $0.6 and $0.5 for each of the three and nine months ended September 30, 2021 and 2020, respectively	(0.6)	(0.6)	(1.8)	(1.8)
Change in foreign currency translation, net of taxes of $1.1, $(1.5), $1.3 and $4.2 for the three and nine months ended September 30, 2021 and 2020, respectively (1)	(23.7)	35.3	(2.9)	15.2
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.2, $0.6, $0.9 and $(12.0) for the three and nine months ended September 30, 2021 and 2020, respectively (2)	(0.7)	(2.2)	(3.0)	45.1
Total other comprehensive income (loss)	(688.1)	89.3	(793.9)	246.7
Total comprehensive income	194.3	58.8	454.9	550.4
Less: Comprehensive income (loss) attributable to non-controlling interests	—	0.3	—	(1.1)
Total comprehensive income attributable to stockholders	$194.3	$59.1	$454.9	$549.3
(1)Three and nine months ended September 30, 2021 include $0.3 million of foreign currency translation adjustments and $605.7 million of net unrealized gains on investments, for a total of $606.0 million, that were recognized through income from discontinued operations upon the sale of the disposed Global Preneed business. Refer to Note 4 for further information.
(2)Change in nine months ended September 30, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits plan. Refer to Note 15 for further information.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended September 30, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at June 30, 2021	$—	$0.7	$1,786.2	$3,640.3	$604.0	$(122.8)	$—	$5,908.4
Stock plan issuances	—	—	6.4	—	—	—	—	6.4
Stock plan compensation expense	—	—	18.2	—	—	—	—	18.2
Common stock dividends ($0.66 per share)	—	—	—	(38.5)	—	—	—	(38.5)
Acquisition of common stock	—	—	(62.6)	(264.9)	—	—	—	(327.5)
Net income	—	—	—	882.4	—	—	—	882.4
Acquisition of non-controlling interests	—	—	(16.9)	—	—	—	—	(16.9)
Other comprehensive income (loss)	—	—	—	—	(688.1)	—	—	(688.1)
Balance at September 30, 2021	$—	$0.7	$1,731.3	$4,219.3	$(84.1)	$(122.8)	$—	$5,744.4

	Three Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at June 30, 2020	$2.9	$1.6	$4,550.4	$6,194.4	$568.9	$(5,350.4)	$16.7	$5,984.5
Stock plan issuances	—	—	4.7	—	—	—	—	4.7
Stock plan compensation expense	—	—	15.5	—	—	—	—	15.5
Common stock dividends ($0.63 per share)	—	—	—	(37.5)	—	—	—	(37.5)
Acquisition of common stock	—	—	(1.7)	—	—	(70.1)	—	(71.8)
Net loss	—	—	—	(30.2)	—	—	(0.3)	(30.5)
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	4.0	—	—	(11.2)	(7.2)
Acquisition of non-controlling interests	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	89.3	—	—	89.3
Balance at September 30, 2020	$2.9	$1.6	$4,568.2	$6,126.0	$658.2	$(5,420.5)	$3.6	$5,940.0

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Nine Months Ended September 30, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2020	$2.9	$0.6	$1,956.8	$3,548.7	$709.8	$(267.4)	$3.4	$5,954.8
Stock plan issuances	—	—	11.8	—	—	—	—	11.8
Stock plan compensation expense	—	—	48.6	—	—	—	—	48.6
Common stock dividends ($1.98 per share)	—	—	—	(118.5)	—	—	—	(118.5)
Acquisition of common stock	—	—	(127.2)	(454.4)	—	—	—	(581.6)
Net income	—	—	—	1,248.8	—	—	—	1,248.8
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Acquisition of non-controlling interests	—	—	(16.9)	—	—	—	—	(16.9)
Other comprehensive income (loss)	—	—	—	—	(793.9)	—	—	(793.9)
Balance at September 30, 2021	$—	$0.7	$1,731.3	$4,219.3	$(84.1)	$(122.8)	$—	$5,744.4

	Nine Months Ended September 30, 2020
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes (1)	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan issuances	—	—	8.6	—	—	—	—	8.6
Stock plan compensation expense	—	—	41.9	—	—	—	—	41.9
Common stock dividends ($1.89 per share)	—	—	—	(115.1)	—	—	—	(115.1)
Acquisition of common stock	—	—	(19.3)	—	—	(153.2)	—	(172.5)
Net income	—	—	—	302.6	—	—	1.1	303.7
Preferred stock dividends ($4.88 per share)	—	—	—	(14.0)	—	—	—	(14.0)
Change in equity of non-controlling interests	—	—	—	6.5	—	—	(25.2)	(18.7)
Acquisition of non-controlling interest	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	246.7	—	—	246.7
Balance at September 30, 2020	$2.9	$1.6	$4,568.2	$6,126.0	$658.2	$(5,420.5)	$3.6	$5,940.0
(1)Amount relates to the adoption of the accounting standard for accounting for expected credit losses for assets held at amortized cost, which established allowances for such expected credit losses as of January 1, 2020.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating activities
Net income attributable to stockholders	$1,248.8	$302.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Income from discontinued operations (1)	(762.0)	97.6
Deferred tax expense	122.3	179.5
Depreciation and amortization	126.0	104.2
Net realized (gains) losses on investments, including impairment losses	(123.2)	37.9
Stock based compensation expense	48.6	41.9
Loss on extinguishment of debt	20.7	—
Iké related charges, net of derivative gains (2)	—	1.7
Changes in operating assets and liabilities:
Change in insurance policy reserves and expenses	1,427.8	608.2
Change in premiums and accounts receivable	(131.6)	107.3
Change in commissions payable	(77.4)	14.0
Change in reinsurance recoverable	(517.7)	(151.7)
Change in reinsurance balance payable	31.2	79.5
Change in funds withheld under reinsurance	(8.6)	42.6
Change in deferred acquisition costs and value of business acquired	(712.1)	(343.8)
Change in taxes payable (receivable) (3)	(122.7)	(25.7)
Change in other assets and other liabilities	(177.2)	(381.4)
Other	(17.1)	(6.5)
Net cash provided by operating activities - discontinued operations	151.2	193.7
Net cash provided by operating activities	527.0	901.6
Investing activities
Sales of:
Fixed maturity securities available for sale	668.9	390.0
Equity securities	10.6	17.5
Other invested assets (4)	124.4	87.4
Subsidiary, net of cash transferred (1)	1,319.6	—
Iké foreign currency hedge (2)	—	22.0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	730.4	561.5
Commercial mortgage loans on real estate	11.0	12.6
Purchases of:
Fixed maturity securities available for sale	(2,316.9)	(1,115.3)
Equity securities	(34.9)	(23.6)
Commercial mortgage loans on real estate	(95.7)	—
Other invested assets (4)	(58.9)	(75.7)
Property and equipment and other	(131.3)	(81.1)
Subsidiaries, net of cash transferred (5)	(16.6)	(166.1)
Net cash outflow related to sale of interests in Iké and termination of put/call obligations	—	(73.3)
Consolidated investment entities (6):

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

Purchases of investments	—	(353.1)
Sale of investments	—	550.2
Change in short-term investments	(30.2)	160.4
Other	1.5	0.2
Net cash used in investing activities - discontinued operations	(145.2)	(188.8)
Net cash provided by (used in) investing activities	36.7	(275.2)
Financing activities
Issuance of debt, net of issuance costs	347.2	—
Repayment of debt	(419.8)	—
Repayment of debt for consolidated investment entities (6)	—	(1.2)
Borrowings under unsecured revolving credit facility	—	200.0
Payments on secured revolving credit facility	—	(200.0)
Acquisition of common stock	(544.3)	(154.5)
Common stock dividends paid	(118.5)	(115.1)
Preferred stock dividends paid	(4.7)	(14.0)
Employee stock purchases and withholdings	(17.3)	(12.0)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(757.4)	(296.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(7.2)	6.5
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.2	(0.2)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	6.3
Change in cash and cash equivalents	(200.7)	335.9
Cash and cash equivalents at beginning of period	2,228.6	1,867.1
Cash and cash equivalents at end of period	2,027.9	2,203.0
Less: Cash and cash equivalents of discontinued operations at end of period	—	13.7
Cash and cash equivalents of continuing operations at end of period	$2,027.9	$2,189.3

(1)Relates to the disposition of the Global Preneed business, net of $27.3 million of cash transferred. For additional information, refer to Note 4.
(2)Relates to the disposition of Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”).
(3)The nine months ended September 30, 2020 includes receipt of the $204.9 million federal tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
(4) In connection with the sale of the Company’s minority interests in Iké in May 2020, the Company provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”), which was reflected in purchases of other invested assets in the nine months ended September 30, 2020. In April 2021, the Iké Loan was prepaid in full, which was reflected in sales of other invested assets in the nine months ended September 30, 2021.
(5)The nine months ended September 30, 2020 consists of $175.4 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc., net of $39.6 million of cash acquired, and $30.3 million in total cash consideration for three business acquisitions within the Global Lifestyle business.
(6)Relates to cash flows from the Company’s variable interest entities.

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. The Company partners with leading brands to develop innovative products and services and to deliver enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions and extended service products and related services for consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit and other insurance products (referred to as “Global Financial Services and Other”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). The businesses previously reported as the Global Preneed segment, through which the Company provided pre-funded funeral insurance, final need insurance and related services, as well as certain businesses previously disposed of through reinsurance, were sold in August 2021. Refer to Note 4 for additional information on the sale.
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
The interim financial data as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation, including the impacts of businesses held for sale and discontinued operations as further summarized in Note 4.
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.
Recognition and Measurement of Revenue Contracts with Customers Acquired in a Business Combination: In October 2021, the FASB issued guidance to improve comparability after a business combination is reported in the acquirer’s financial statements by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Generally, the acquirer will recognize the acquired contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in the acquisition accounting. Under the amended guidance, the acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.
The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendment is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

to all business combinations that occur on or after the date of initial application. The adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.

4. Business Held for Sale and Discontinued Operations
On August 2, 2021, the Company completed its sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”), to subsidiaries of CUNA Mutual Group (“CUNA”) for an aggregate purchase price at closing of $1.35 billion in cash. The aggregate purchase price was comprised of a base purchase price of $1.25 billion, adjusted for (i) the amount of Leakage (as defined in the Equity Purchase Agreement, dated as of March 8, 2021, by and among the Company, Interfinancial Inc., CMFG Life Insurance Company and TruStage Global Holdings, ULC (the “Equity Purchase Agreement”)) paid by the disposed Global Preneed business after December 31, 2020 and at or prior to the closing of the transaction, (ii) the amount of any Transaction Related Expenses (as defined in the Equity Purchase Agreement) paid by the disposed Global Preneed business after the closing of the transaction (iii) the difference between the book value of certain assets in the disposed Global Preneed business’s investment portfolio as of December 31, 2020 and the value of cash paid in substitution for the fair market value of such assets by the Company and (iv) the accrual of interest on the base purchase price, as adjusted pursuant to clauses (i) to (iii), at a rate of 6% per annum during the period beginning on January 1, 2021 and ending on the date immediately prior to the date of the closing of the transaction. The purchase price is subject to a post-closing true-up mechanism as set forth in the Equity Purchase Agreement, which is expected to be determined within approximately 120 days from the date of the closing of the transaction. The net proceeds, which is comprised of the aggregate purchase price less $37.7 million of costs to sell, were $1.31 billion. The net after-tax gain on the sale for the nine months ended September 30, 2021 was $723.2 million, including $606.0 million of net after-tax gains recognized from accumulated other comprehensive income.
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
Prior to the sale, the Company determined that the disposed Global Preneed business met the criteria to be classified as held for sale and that the sale represented a strategic shift that will have a major impact on the Company’s operations and financial results. Accordingly, the results of operations of the disposed Global Preneed business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented, and the assets and liabilities for the disposed Global Preneed business have been classified as held for sale and segregated for all periods presented in the consolidated balance sheets.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the major classes of assets and liabilities as of August 2, 2021, the date of the sale, and the major classes of asset and liabilities held for sale included in the consolidated balance sheet as of December 31, 2020.

	August 2, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$6,761.0	$6,633.5
Equity securities at fair value	112.6	113.9
Commercial mortgage loans on real estate, at amortized cost	599.0	616.0
Short-term investments	58.7	41.2
Other investments	14.8	52.0
Total investments	7,546.1	7,456.6
Cash and cash equivalents	27.3	21.0
Premiums and accounts receivable	4.2	7.5
Reinsurance recoverables	3,235.4	3,234.5
Accrued investment income	66.8	62.7
Deferred acquisition costs (1)	334.0	185.5
Property and equipment, net	49.3	47.2
Value of business acquired	3.9	4.3
Other assets	20.8	22.6
Assets held in separate accounts	2,322.1	2,176.8
Total assets held for sale	$13,609.9	$13,218.7
Liabilities
Future policy benefits and expenses	$8,921.8	$8,703.5
Unearned premiums (1)	36.6	14.9
Claims and benefits payable	1,024.2	1,049.2
Commissions payable	10.6	9.4
Reinsurance balances payable	4.1	3.1
Accounts payable and other liabilities	127.2	154.4
Liabilities related to separate accounts	2,322.1	2,176.8
Total liabilities held for sale	$12,446.6	$12,111.3
(1)Deferred acquisition costs and unearned premiums include the impact of changes in unrealized gains (losses) on the amortization.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table summarizes the components of net income (loss) from discontinued operations included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Net earned premiums	$6.1	$16.0	$42.6	$49.4
Fees and other income	13.6	38.6	91.0	113.6
Net investment income	23.7	71.8	168.4	216.0
Net realized gains (losses) on investments	0.5	(0.6)	4.2	(16.7)
Gain on disposal of businesses (1)	926.4	—	920.1	—
Total revenues	970.3	125.8	1,226.3	362.3
Benefits, losses and expenses
Policyholder benefits	24.6	71.1	172.7	211.6
Amortization of deferred acquisition costs and value of business acquired	7.1	18.9	46.2	56.1
Underwriting, general and administrative expenses	5.7	14.6	39.0	46.8
Goodwill impairment (2)	—	137.8	—	137.8
Total benefits, losses and expenses	37.4	242.4	257.9	452.3
Income (loss) from discontinued operations before income taxes	932.9	(116.6)	968.4	(90.0)
Provision for income taxes (3)	204.1	1.9	206.4	7.6
Net income (loss) from discontinued operations	$728.8	$(118.5)	$762.0	$(97.6)
(1)Includes $774.2 million of pre-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon sale.
(2)During the third quarter of 2020, the Company identified impairment indicators impacting the fair value of the Global Preneed reportable segment in connection with exploring strategic alternatives for the Global Preneed business. Such impairment indicators, including the evaluation of the long-term economic performance of the segment in light of further expected declines in interest rates, triggered the requirement for an interim goodwill impairment analysis in the third quarter of 2020. The fair value, which was determined using a discounted cash flow method, was lower than the carrying value, resulting in the impairment charge of the entire goodwill of $137.8 million.
(3)Includes $168.2 million of tax on the AOCI that was recognized in earnings upon sale, as noted above.

5. Segment Information
As of September 30, 2021, the Company had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize selected financial information by segment:

	Three Months Ended September 30, 2021

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,688.5	$451.6	$—	$2,140.1
Fees and other income	274.5	35.1	—	309.6
Net investment income	48.5	20.2	7.3	76.0
Net realized gains on investments	—	—	112.1	112.1
Total revenues	2,011.5	506.9	119.4	2,637.8
Benefits, losses and expenses
Policyholder benefits	335.1	279.1	—	614.2
Amortization of deferred acquisition costs and value of business acquired	910.0	55.6	—	965.6
Underwriting, general and administrative expenses	614.6	169.5	34.2	818.3
Interest expense	—	—	27.5	27.5
Loss on extinguishment of debt	—	—	20.7	20.7
Total benefits, losses and expenses	1,859.7	504.2	82.4	2,446.3
Segment income from continuing operations before provision (benefit) for income tax	151.8	2.7	37.0	191.5
Provision (benefit) for income taxes	27.8	(0.5)	10.6	37.9
Segment net income from continuing operations	$124.0	$3.2	$26.4	153.6
Net income from discontinued operations				728.8
Net income				882.4
Less: Net income attributable to non-controlling interests				—
Net income attributable to stockholders				882.4
Less: Preferred stock dividends				—
Net income attributable to common stockholders				$882.4
	As of September 30, 2021
Segment assets:	$25,425.3	$4,285.2	$3,914.3	$33,624.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2020

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$1,633.2	$453.6	$—	$2,086.8
Fees and other income	171.8	37.7	(0.1)	209.4
Net investment income	44.6	16.5	2.2	63.3
Net realized gains on investments	—	—	17.2	17.2
Total revenues	1,849.6	507.8	19.3	2,376.7
Benefits, losses and expenses
Policyholder benefits	365.4	272.8	0.3	638.5
Amortization of deferred acquisition costs and value of business acquired	870.5	56.8	—	927.3
Underwriting, general and administrative expenses	480.8	162.2	29.9	672.9
Interest expense	—	—	25.5	25.5
Total benefits, losses and expenses	1,716.7	491.8	55.7	2,264.2
Segment income (loss) from continuing operations before provision (benefit) for income taxes	132.9	16.0	(36.4)	112.5
Provision (benefit) for income taxes	26.3	2.9	(4.7)	24.5
Segment net income (loss) from continuing operations	$106.6	$13.1	$(31.7)	88.0
Net loss from discontinued operations				(118.5)
Net loss				(30.5)
Less: Net loss attributable to non-controlling interest				0.3
Net loss attributable to stockholders				(30.2)
Less: Preferred stock dividends				(4.7)
Net loss attributable to common stockholders				$(34.9)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2021

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$5,014.6	$1,381.7	$—	$6,396.3
Fees and other income	748.5	109.1	0.4	858.0
Net investment income	148.7	63.3	23.2	235.2
Net realized gains on investments	—	—	123.2	123.2
Total revenues	5,911.8	1,554.1	146.8	7,612.7
Benefits, losses and expenses
Policyholder benefits	1,007.3	673.9	—	1,681.2
Amortization of deferred acquisition costs and value of business acquired	2,731.8	171.9	—	2,903.7
Underwriting, general and administrative expenses	1,690.0	501.3	109.9	2,301.2
Interest expense	—	—	84.7	84.7
Loss on extinguishment of debt	—	—	20.7	20.7
Total benefits, losses and expenses	5,429.1	1,347.1	215.3	6,991.5
Segment income (loss) from continuing operations before provision (benefit) for income tax	482.7	207.0	(68.5)	621.2
Provision (benefit) for income taxes	105.8	42.7	(14.1)	134.4
Segment net income (loss) from continuing operations	$376.9	$164.3	$(54.4)	486.8
Net income from discontinued operations				762.0
Net income				1,248.8
Less: Net income attributable to non-controlling interests				—
Net income attributable to stockholders				1,248.8
Less: Preferred stock dividends				(4.7)
Net income attributable to common stockholders				$1,244.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2020

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$4,799.0	$1,374.6	$—	$6,173.6
Fees and other income	721.6	106.0	1.8	829.4
Net investment income	143.5	54.9	13.9	212.3
Net realized losses on investments	—	—	(37.9)	(37.9)
Total revenues	5,664.1	1,535.5	(22.2)	7,177.4
Benefits, losses and expenses
Policyholder benefits	1,044.7	651.9	0.7	1,697.3
Amortization of deferred acquisition costs and value of business acquired	2,519.7	169.9	—	2,689.6
Underwriting, general and administrative expenses	1,649.4	496.6	144.9	2,290.9
Interest expense	—	—	77.7	77.7
Total benefits, losses and expenses	5,213.8	1,318.4	223.3	6,755.5
Segment income (loss) from continuing operations before provision (benefit) for income tax	450.3	217.1	(245.5)	421.9
Provision (benefit) for income taxes	101.0	44.4	(124.8)	20.6
Segment net income (loss) from continuing operations	$349.3	$172.7	$(120.7)	401.3
Net loss from discontinued operations				(97.6)
Net income				303.7
Less: Net income attributable to non-controlling interest				(1.1)
Net income attributable to stockholders				302.6
Less: Preferred stock dividends				(14.0)
Net income attributable to common stockholders				$288.6

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $264.0 million and $124.6 million for Global Lifestyle and $22.4 million and $25.3 million for Global Housing for the three months ended September 30, 2021 and 2020, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $730.1 million and $579.3 million for Global Lifestyle and $71.8 million and $71.1 million for Global Housing for the nine months ended September 30, 2021 and 2020, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $248.9 million and $148.9 million, respectively, as of September 30, 2021, and $257.9 million and $89.8 million, respectively, as of December 31, 2020. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended September 30, 2021 and 2020 that was included in unearned revenue as of December 31, 2020 and 2019 was $12.5 million and $10.3 million, respectively. Revenue from service contracts and sales of products recognized during the nine months ended September 30, 2021 and 2020 that was included in unearned revenue as of December 31, 2020 and 2019 was $47.6 million and $37.5 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2021 and December 31, 2020, the Company had approximately $6.6 million and $13.8 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	September 30, 2021
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$88.3	$—	$2.6	$(0.2)	$90.7
States, municipalities and political subdivisions	138.3	—	7.6	(0.6)	145.3
Foreign governments	418.3	—	7.9	(2.3)	423.9
Asset-backed	541.3	—	14.6	(0.9)	555.0
Commercial mortgage-backed	468.2	—	13.7	(2.0)	479.9
Residential mortgage-backed	620.7	—	32.8	(0.8)	652.7
U.S. corporate	3,706.9	—	271.0	(12.5)	3,965.4
Foreign corporate	1,289.3	—	55.2	(7.1)	1,337.4
Total fixed maturity securities	$7,271.3	$—	$405.4	$(26.4)	$7,650.3

	December 31, 2020
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$90.4	$—	$3.7	$—	$94.1
States, municipalities and political subdivisions	164.4	—	11.0	(0.1)	175.3
Foreign governments	442.4	—	27.4	(0.1)	469.7
Asset-backed	251.9	—	9.4	(0.8)	260.5
Commercial mortgage-backed	266.3	—	16.5	(1.4)	281.4
Residential mortgage-backed	685.8	—	49.0	(0.2)	734.6
U.S. corporate	3,315.6	(1.2)	380.6	(4.4)	3,690.6
Foreign corporate	1,029.0	—	80.6	(0.3)	1,109.3
Total fixed maturity securities	$6,245.8	$(1.2)	$578.2	$(7.3)	$6,815.5

The Company’s state, municipality and political subdivision holdings are highly diversified across the U.S., with no individual state, municipality or political subdivision exposure (including both general obligation and revenue securities) exceeding 0.3% and 0.4% of the overall investment portfolio as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the securities included general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers, including $20.3 million and $39.6 million, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as “pre-refunded revenue bonds”), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. As of September 30, 2021 and December 31, 2020, revenue bonds accounted for 53% and 60% of the holdings, respectively. Excluding pre-refunded revenue bonds, the activities supporting the income streams of the Company’s revenue bonds are across a broad range of sectors, primarily water, airport and marina, specifically pledged tax revenues, leases, colleges and universities, and other miscellaneous sources such as bond banks, finance authorities and appropriations.
The Company’s investments in foreign government fixed maturity securities are held mainly in countries and currencies where the Company has policyholder liabilities, to facilitate matching of assets to the related liabilities. As of September 30, 2021, approximately 26%, 25% and 14% of the foreign government securities were held in Brazil, Canadian government/

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

provincials and Mexico, respectively. As of December 31, 2020, approximately 26%, 24% and 16% of the foreign government securities were held in Brazil, Canadian government/provincials and Mexico, respectively. No other country represented more than 9% and 8% of the Company’s foreign government securities as of September 30, 2021 and December 31, 2020, respectively.
The Company had European investment exposure in its corporate fixed maturity securities of $735.7 million with a net unrealized gain of $25.9 million as of September 30, 2021 and $589.5 million with a net unrealized gain of $41.8 million as of December 31, 2020. Approximately 37% and 29% of the corporate fixed maturity European exposure was held in the financial industry as of September 30, 2021 and December 31, 2020, respectively. The Company’s largest European country exposure (the United Kingdom) represented approximately 5% and 6% of the fair value of the Company’s corporate fixed maturity securities as of September 30, 2021 and December 31, 2020, respectively. The Company’s international investments are managed as part of the overall portfolio with the same approach to risk management and focus on diversification.
The Company had exposure to the energy sector in its corporate fixed maturity securities of $352.8 million with a net unrealized gain of $22.5 million as of September 30, 2021 and $319.4 million with a net unrealized gain of $23.0 million as of December 31, 2020. Approximately 85% and 81% of the energy exposure is rated as investment grade as of September 30, 2021 and December 31, 2020, respectively.
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$366.7	$371.4
Due after one year through five years	2,423.0	2,533.9
Due after five years through ten years	1,877.8	1,998.1
Due after ten years	973.6	1,059.3
Total	5,641.1	5,962.7
Asset-backed	541.3	555.0
Commercial mortgage-backed	468.2	479.9
Residential mortgage-backed	620.7	652.7
Total	$7,271.3	$7,650.3
The following table sets forth the net realized gains (losses), including impairment, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized gains (losses) related to sales and other:
Fixed maturity securities	$16.1	$0.6	$19.3	$6.4
Equity securities (1) (2)	95.1	12.6	100.6	(6.6)
Commercial mortgage loans on real estate	0.5	(0.6)	0.7	(0.7)
Other investments	0.4	5.9	2.4	9.3
Consolidated investment entities (3)	—	—	—	(32.3)
Total net realized gains (losses) related to sales and other	112.1	18.5	123.0	(23.9)
Net realized gains (losses) related to impairments:
Fixed maturity securities (4)	—	(1.3)	1.2	(2.6)
Other investments (1)	—	—	(1.0)	(11.4)
Total net realized gains (losses) related to impairments	—	(1.3)	0.2	(14.0)
Total net realized gains (losses)	$112.1	$17.2	$123.2	$(37.9)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

(1)Gross gains of $23.0 million and $25.1 million were realized on equity investments accounted for under the measurement alternative for the three and nine months ended September 30, 2021. Gross gains of $2.2 million were realized on equity investments accounted for under the measurement alternative for the nine months ended September 30, 2020. There were no gross gains realized on equity investments accounted for under the measurement alternative for the three months ended September 30, 2020. The carrying value of equity investments accounted for under the measurement alternative was $112.0 million and $96.5 million as of September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, there were impairments of $1.0 million and $11.4 million, respectively. There were no impairments for the three months ended September 30, 2021 and 2020. As of September 30, 2021 and 2020, the cumulative carry value fair value increases were $46.0 million and $26.8 million and the cumulative impairment losses were $19.6 million and $12.8 million, respectively. These investments are included within other investments on the consolidated balance sheets.
(2)Three and nine months ended September 30, 2021 included $74.6 million of unrealized gains from three equity positions that went public in Third Quarter 2021. The total fair value of these equity securities as of September 30, 2021 was $107.1 million and reported on the Equity Securities line on the consolidated balance sheet. Prior to going public these equity positions were reported within the Other Investments line on the consolidated balance sheet and the fair value as of December 31, 2020 was $31.6 million.
(3)Consists of net realized losses from the change in fair value of the Company’s direct investment in collateralized loan obligations (“CLOs”).
(4)The Company recorded a $1.2 million allowance for credit losses on fixed maturity securities available for sale for the year ended December 31, 2020. Specific securities, for which the reserve was established, were sold during the three month period ended June 30, 2021 resulting in the elimination of the $1.2 million allowance for credit losses.

The following table sets forth the portion of unrealized gains (losses) related to equity securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities	$95.1	$12.6	$100.6	$(6.6)
Less: Net realized gains related to sales of equity securities	1.1	(0.1)	2.1	0.9
Total net unrealized gains (losses) on equity securities held	$94.0	$12.7	$98.5	$(7.5)
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$17.8	$(0.2)	$—	$—	$17.8	$(0.2)
States, municipalities and political subdivisions	38.5	(0.6)	—	—	38.5	(0.6)
Foreign governments	107.1	(2.3)	—	—	107.1	(2.3)
Asset-backed	228.9	(0.8)	8.1	(0.1)	237.0	(0.9)
Commercial mortgage-backed	156.0	(1.5)	1.8	(0.5)	157.8	(2.0)
Residential mortgage-backed	66.1	(0.7)	9.5	(0.1)	75.6	(0.8)
U.S. corporate	704.3	(11.3)	14.5	(1.2)	718.8	(12.5)
Foreign corporate	414.6	(7.0)	1.7	(0.1)	416.3	(7.1)
Total fixed maturity securities	$1,733.3	$(24.4)	$35.6	$(2.0)	$1,768.9	$(26.4)

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
Total gross unrealized losses represented approximately 1% and 2% of the aggregate fair value of the related securities as of September 30, 2021 and December 31, 2020. Approximately 92% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2021 and December 31, 2020, respectively. The total gross unrealized losses are comprised of 909 and 180 individual securities as of September 30, 2021 and December 31, 2020, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of September 30, 2021 and December 31, 2020 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and nine months ended September 30, 2021. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of September 30, 2021, approximately 43% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Oregon. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $9.7 million as of September 30, 2021 and from $0.1 million to $9.9 million as of December 31, 2020.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$40.6	$2.9	$—	$—	$4.0	$109.3	$156.8	68.7%
71% to 80%	54.9	2.7	—	4.7	—	—	62.3	27.3%
81% to 95%	—	—	—	—	—	3.2	3.2	1.4%
Greater than 95%	—	—	—	—	5.9	—	5.9	2.6%
Total	$95.5	$5.6	$—	$4.7	$9.9	$112.5	$228.2	100.0%

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$42.2	$5.6	$—	$—	$4.0	$77.3	$129.1	56.5%
1.5 to 2.0	19.9	—	—	4.7	—	17.1	41.7	18.3%
1.0 to 1.5	33.4	—	—	—	—	13.8	47.2	20.7%
Less than 1.0	—	—	—	—	5.9	4.3	10.2	4.5%
Total	$95.5	$5.6	$—	$4.7	$9.9	$112.5	$228.2	100.0%

	December 31, 2020
	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$2.9	$—	$—	$4.1	$29.0	$87.1	$123.1	88.0%
71% to 80%	2.6	—	4.8	—	—	—	7.4	5.3%
81% to 95%	—	—	—	—	—	2.2	2.2	1.6%
Greater than 95%	—	—	—	6.0	—	1.2	7.2	5.1%
Total	$5.5	$—	$4.8	$10.1	$29.0	$90.5	$139.9	100.0%

	December 31, 2020
	Origination Year
	2020	2019	2018	2017	2016	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$5.5	$—	$—	$4.1	$26.4	$53.3	$89.3	63.9%
1.5 to 2.0	—	—	4.8	—	2.6	17.5	24.9	17.8%
1.0 to 1.5	—	—	—	—	—	15.0	15.0	10.7%
Less than 1.0	—	—	—	6.0	—	4.7	10.7	7.6%
Total	$5.5	$—	$4.8	$10.1	$29.0	$90.5	$139.9	100.0%
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2021
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$90.7	$—		$90.7		$—
States, municipalities and political subdivisions	145.3	—		145.3		—
Foreign governments	423.9	—		423.9		—
Asset-backed	555.0	—		555.0		—
Commercial mortgage-backed	479.9	—		472.8		7.1
Residential mortgage-backed	652.7	—		652.7		—
U.S. corporate	3,965.4	—		3,954.4		11.0
Foreign corporate	1,337.4	—		1,332.6		4.8
Equity securities:
Mutual funds	37.7	37.7		—		—
Common stocks	123.5	14.2		0.7		108.6	(6)
Non-redeemable preferred stocks	261.1	—		261.1		—
Short-term investments	178.7	160.9	(2)	17.8		—
Other investments	225.9	69.2	(1)	156.6	(3)	0.1
Cash equivalents	1,302.8	1,210.9	(2)	91.9	(3)	—
Other assets	0.3	—		0.3	(4)	—
Assets held in separate accounts	11.4	7.3	(1)	4.1	(3)	—
Total financial assets	$9,791.7	$1,500.2		$8,159.9		$131.6

Financial Liabilities
Other liabilities	$72.0	$69.2	(1)	$—		$2.8	(5)
Liabilities related to separate accounts	11.4	7.3	(1)	4.1	(3)	—
Total financial liabilities	$83.4	$76.5		$4.1		$2.8

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
(6)In third quarter 2021, the Company received $107.1 million of common stock through special purpose acquisition company mergers. See Note 7 for additional information. These equity securities are subject to lock up agreements and therefore an illiquidity discount was applied to the exchange traded price, which includes significant unobservable inputs.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	September 30, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$227.3	$239.6	$—	$—	$239.6
Other investments	20.4	20.4	14.0	—	6.4
Other assets	22.2	22.2	—	—	22.2
Total financial assets	$269.9	$282.2	$14.0	$—	$268.2
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$68.3	$80.0	$—	$—	$80.0
Funds withheld under reinsurance	350.0	350.0	350.0	—	—
Debt	2,201.9	2,489.9	—	2,489.9	—
Total financial liabilities	$2,620.2	$2,919.9	$350.0	$2,489.9	$80.0

	December 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$138.3	$198.3	$—	$—	$198.3
Other investments	52.1	52.1	14.4	—	37.7
Other assets	23.3	23.3	—	—	23.3
Total financial assets	$213.7	$273.7	$14.4	$—	$259.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$70.6	$85.4	$—	$—	$85.4
Funds withheld under reinsurance	358.6	358.6	358.6	—	—
Debt	2,252.9	2,540.0	—	2,540.0	—
Total financial liabilities	$2,682.1	$2,984.0	$358.6	$2,540.0	$85.4
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

	For the Nine Months Ended September 30,
	2021	2020
Claims and benefits payable, at beginning of period	$1,610.3	$1,613.1
Less: Reinsurance ceded and other	(849.4)	(855.1)
Net claims and benefits payable, at beginning of period	760.9	758.0
Incurred losses and loss adjustment expenses related to:
Current year	1,706.9	1,739.5
Prior years	(25.7)	(42.7)
Total incurred losses and loss adjustment expenses	1,681.2	1,696.8
Paid losses and loss adjustment expenses related to:
Current year	1,152.0	1,187.5
Prior years	447.7	434.5
Total paid losses and loss adjustment expenses	1,599.7	1,622.0
Net claims and benefits payable, at end of period	842.4	832.8
Plus: Reinsurance ceded and other (1)	1,055.0	906.1
Claims and benefits payable, at end of period (1)	$1,897.4	$1,738.9
(1)Includes reinsurance recoverables and claims and benefits payable of $221.6 million and $118.4 million as of September 30, 2021 and 2020, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced favorable development in both periods presented in the roll forward table above. Global Lifestyle contributed $34.1 million and $34.0 million to the net favorable development during the nine months ended September 30, 2021 and 2020, respectively. The net favorable development in both years was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing contributed $15.2 million of net unfavorable development and $2.9 million of net favorable development for the nine months ended September 30, 2021 and 2020, respectively. The net unfavorable development in 2021 was primarily attributable to higher-than-expected loss and loss adjustment expense associated with the run-off of the Small Commercial product in accident years 2018 and 2019 and increases in prior reported claims and reserve assumptions for Sharing Economy business in accident years 2019 and 2020. The net favorable development in 2020 was primarily attributable to Lender-placed Insurance products from the most recent accident years due to lower than expected non-catastrophe claim frequency. All others contributed $6.8 million and $5.8 million on net favorable development for the nine months ended September 30, 2021 and 2020, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

10. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023 (2)	—	—	350.0	348.9
4.20% Senior Notes due September 2023	300.0	298.8	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.4	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.2	350.0	347.0
2.65% Senior Notes due January 2032	350.0	346.3	—	—
6.75% Senior Notes due February 2034	275.0	272.4	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	395.8	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,201.9		$2,252.9
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
In July 2021, the Company used the net proceeds from the sale of the 2032 Senior Notes, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of its 4.00% senior notes due March 2023 and to pay accrued interest, related premiums, fees and expenses, including a loss on extinguishment of debt of $20.7 million which was recorded during the three months ended September 30, 2021.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

(2)Applies to each rating agency individually.
Credit Facility
The Company has a senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the “Lenders”). The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $450.0 million, which may be increased up to $575.0 million. The Credit Facility is available until December 2022, provided the Company is in compliance with all covenants. The Credit Facility has a sub-limit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the Company’s commercial paper program or for general corporate purposes. As of September 30, 2021, no borrowings were outstanding under the Credit Facility, and $445.5 million was available under the Credit Facility due to $4.5 million of letters of credit outstanding.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the acquisition of TWG Holdings Limited and its subsidiaries. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 4.20% senior notes due 2023, the 4.90% senior notes due 2028 and the 7.00% fixed-to-floating rate subordinated notes due 2048, in each case on an effective yield basis. The amortization of the deferred gain for the three months ended September 30, 2021 and 2020 was $0.7 million, and the amortization of deferred gain for the nine months ended September 30, 2021 and 2020 was $2.2 million. The remaining deferred gain as of September 30, 2021 was $16.4 million.

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended September 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2021	$(274.8)	$974.5	$13.5	$(109.2)	$604.0
Change in accumulated other comprehensive income (loss) before reclassifications	(23.4)	(44.6)	—	0.3	(67.7)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(0.3)	(618.5)	(0.6)	(1.0)	(620.4)
Net current-period other comprehensive income (loss)	(23.7)	(663.1)	(0.6)	(0.7)	(688.1)
Balance at September 30, 2021	$(298.5)	$311.4	$12.9	$(109.9)	$(84.1)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2020	$(379.0)	$1,003.4	$15.9	$(71.4)	$568.9
Change in accumulated other comprehensive income (loss) before reclassifications	35.3	55.3	—	(0.5)	90.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.5	(0.6)	(1.7)	(0.8)
Net current-period other comprehensive income (loss)	35.3	56.8	(0.6)	(2.2)	89.3
Balance at September 30, 2020	$(343.7)	$1,060.2	$15.3	$(73.6)	$658.2

	Nine Months Ended September 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	(2.6)	(162.5)	—	0.6	(164.5)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(0.3)	(623.7)	(1.8)	(3.6)	(629.4)
Net current-period other comprehensive income (loss)	(2.9)	(786.2)	(1.8)	(3.0)	(793.9)
Balance at September 30, 2021	$(298.5)	$311.4	$12.9	$(109.9)	$(84.1)

	Nine Months Ended September 30, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) gains on Pension Plans (2)	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$872.0	$17.1	$(118.7)	$411.5
Change in accumulated other comprehensive income (loss) before reclassifications	(23.2)	189.4	—	48.4	214.6
Amounts reclassified from accumulated other comprehensive income (loss)	38.4	(1.2)	(1.8)	(3.3)	32.1
Net current-period other comprehensive income (loss)	15.2	188.2	(1.8)	45.1	246.7
Balance at September 30, 2020	$(343.7)	$1,060.2	$15.3	$(73.6)	$658.2
(1)Three and nine months ended September 30, 2021 include $0.3 million of foreign currency translation adjustments and $605.7 million of net unrealized gains on investments, for a total of $606.0 million, that were recognized through income from discontinued operations upon the sale of the disposed Global Preneed business. Refer to Note 4 for additional information.
(2)The Retirement Health Benefits plan was amended in February 2020, which resulted in a prior service credit recognized in other comprehensive income that will be recognized in income over the remaining period of the plan. Refer to Note 15 for additional information.
The following tables summarize the reclassifications out of accumulated other comprehensive income (“AOCI”) for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2021	2020
Foreign currency translation adjustment	$(0.8)	$—	(1)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	0.5	—	(1)
	$(0.3)	$—	Net of tax
Net unrealized (gains) losses on investments	$(789.6)	$1.8	Net realized gains (losses) on investments (1)
	171.1	(0.3)	Provision for income taxes (1)
	$(618.5)	$1.5	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.7)	Interest expense
	0.1	0.1	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.8	$1.3	(2)
Amortization of prior service credit	(3.4)	(3.4)	(2)
Settlement loss	0.3	—	(2)
	(1.3)	(2.1)
	0.3	0.4	Provision for income taxes
	$(1.0)	$(1.7)	Net of tax
Total reclassifications for the period	$(620.4)	$(0.8)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2021	2020
Foreign currency translation adjustment	$(0.8)	$38.4	Underwriting, general and administrative expenses (1)
	0.5	—	Provision for income taxes (1)
	$(0.3)	$38.4	Net of tax
Net unrealized gains on investments	$(796.1)	$(1.6)	Net realized gains (losses) on investments (1)
	172.4	0.4	Provision for income taxes (1)
	$(623.7)	$(1.2)	Net of tax
Net unrealized gains on derivative transactions	$(2.1)	$(2.1)	Interest expense
	0.3	0.3	Provision for income taxes
	$(1.8)	$(1.8)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$5.4	$3.8	(2)
Amortization of prior service credit	(10.2)	(7.9)	(2)
Settlement loss	0.3	—	(2)
	(4.5)	(4.1)
	0.9	0.8	Provision for income taxes
	$(3.6)	$(3.3)	Net of tax
Total reclassifications for the period	$(629.4)	$32.1	Net of tax
(1)Three and nine months ended September 30, 2021 include $0.3 million after-tax ($0.8 million pre-tax) of foreign currency translation adjustments and $605.7 million after-tax ($773.4 million pre-tax) of net unrealized gains on investments, for a total of $606.0 million after-tax ($774.2 million pre-tax) that were recognized through income from discontinued operations upon the sale of the disposed Global Preneed business. Refer to Note 4 for additional information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

(2)These AOCI components are included in the computation of net periodic pension cost. See Note 15 for additional information.

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
Restricted Stock Units
The following table shows a summary of RSU activity during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSU compensation expense	$8.8	$7.2	$23.5	$20.8
Income tax benefit	(1.5)	(1.4)	(4.2)	(3.8)
RSU compensation expense, net of tax	$7.3	$5.8	$19.3	$17.0
RSUs granted	18,590	32,844	216,983	294,794
Weighted average grant date fair value per unit	$156.85	$101.81	$140.60	$92.20
Total fair value of vested RSUs	$9.7	$4.8	$42.0	$29.2
As of September 30, 2021, there was $26.2 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years.
Performance Share Units
The following table shows a summary of PSU activity during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PSU compensation expense	$8.9	$7.6	$23.7	$19.7
Income tax benefit	(1.1)	(0.8)	(2.9)	(2.1)
PSU compensation expense, net of tax	$7.8	$6.8	$20.8	$17.6
PSUs granted	—	—	208,040	302,274
Weighted average grant date fair value per unit	$—	$—	$148.04	$87.36
Total fair value of vested PSUs	$2.1	$0.3	$24.6	$24.7
As of September 30, 2021, there was $29.5 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.9 year.
The fair value of PSUs with market conditions was estimated as of the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards issued during the nine months ended September 30, 2021 and 2020 were based on the historical stock prices of the Company’s stock and peer group. The expected term for grants issued during the nine months ended September 30, 2021 and 2020 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

13. Equity Transactions
Stock Repurchase
During the nine months ended September 30, 2021 and 2020, the Company repurchased 3,513,870 and 1,312,443 shares of the Company’s outstanding common stock at a cost of $554.7 million and $153.2 million, exclusive of commissions, respectively, leaving $1.13 billion aggregate cost at purchase remaining unused under the existing repurchase authorizations as of September 30, 2021. Shares repurchased during the nine months ended September 30, 2021 were retired upon acquisition.
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
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million for the three months ended September 30, 2020. The Company paid preferred stock dividends of $4.7 million and $14.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income from continuing operations	$153.6	$88.0	$486.8	$401.3
Less: Net loss (income) attributable to non-controlling interest	—	0.3	—	(1.1)
Net income from continuing operations attributable to stockholders	153.6	88.3	486.8	400.2
Less: Preferred stock dividends	—	(4.7)	(4.7)	(14.0)
Net income from continuing operations attributable to common stockholders	153.6	83.6	482.1	386.2
Less: Common stock dividends paid	(38.5)	(37.5)	(118.5)	(115.1)
Undistributed earnings	$115.1	$46.1	$363.6	$271.1

Net income from continuing operations attributable to common stockholders	$153.6	$83.6	$482.1	$386.2
Add: Net income (loss) from discontinued operations	728.8	(118.5)	762.0	(97.6)
Net income (loss) attributable to common stockholders	$882.4	$(34.9)	$1,244.1	$288.6

Denominator
Weighted average common shares outstanding used in basic per common share calculations	59,126,313	60,190,103	59,769,690	60,384,817
Incremental common shares from:
PSUs	352,918	233,039	371,793	253,982
ESPP	233	2,580	—	2,146
MCPS	—	—	713,838	2,699,913
Weighted average common shares outstanding used in diluted per common share calculations	59,479,464	60,425,722	60,855,321	63,340,858
Earnings per common share - Basic
Distributed earnings	$0.65	$0.62	$1.98	$1.91
Undistributed earnings	1.95	0.77	6.09	4.48
Net income from continuing operations	2.60	1.39	8.07	6.39
Net income (loss) from discontinued operations	12.32	(1.97)	12.74	(1.61)
Net income (loss) attributable to common stockholders	$14.92	$(0.58)	$20.81	$4.78
Earnings per common share - Diluted
Distributed earnings	$0.65	$0.62	$1.95	$1.82
Undistributed earnings	1.93	0.76	6.05	4.50
Net income from continuing operations	2.58	1.38	8.00	6.32
Net income (loss) from discontinued operations	12.25	(1.96)	12.52	(1.54)
Net income (loss) attributable to common stockholders	$14.83	$(0.58)	$20.52	$4.78
Average PSUs totaling 3,289 and 1,650 for the three and nine months ended September 30, 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive PSUs for the three and nine months ended September 30, 2020. Average MCPS totaling 2,699,913 for the three months ended September 30, 2020 were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method.

15. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees prior to closing to new hires on January 1, 2014. The Company also has

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

various non-contributory, non-qualified supplemental plans covering certain employees, including the Assurant Executive Pension Plan and the Assurant Supplemental Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. In addition, the Company provides certain life and health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. The Pension Benefits and Retirement Health Benefits (together, the “Plans”) were frozen on March 1, 2016.
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
The following tables present the components of net periodic benefit cost for the Plans for the three and nine months ended September 30, 2021 and 2020:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Interest cost	$3.5	$5.1	$0.3	$0.5	$0.1	$0.1
Expected return on plan assets	(6.8)	(7.7)	—	—	(0.4)	(0.8)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	1.2	0.7	0.8	0.6	(0.2)	—
Settlement loss	—	—	0.3	—	—	—
Net periodic benefit cost	$(2.1)	$(1.9)	$1.4	$1.1	$(3.9)	$(4.1)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Interest cost	$10.5	$15.3	$0.9	$1.5	$0.1	$0.6
Expected return on plan assets	(20.6)	(23.1)	—	—	(1.2)	(1.3)
Amortization of prior service credit	—	—	—	—	(10.2)	(7.9)
Amortization of net loss (gain)	3.6	2.1	2.4	1.7	(0.4)	—
Settlement loss	—	—	0.3	—	—	—
Net periodic benefit cost	$(6.5)	$(5.7)	$3.6	$3.2	$(11.7)	$(8.6)
 The Assurant Pension Plan funded status was $56.6 million at September 30, 2021 and $43.2 million at December 31, 2020 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 107% and 105% funded status at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2021.

16. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.2 million and $7.6 million of letters of credit outstanding as of September 30, 2021 and December 31, 2020, respectively.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2020 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2021 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
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
General
Global Preneed Discontinued Operations
In August 2021, we completed the sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”) to subsidiaries of CUNA Mutual Group (“CUNA”) for total cash consideration of $1.25 billion, subject to certain purchase price adjustments at closing. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Prior to the sale, we had determined that the disposed Global Preneed business met the criteria to be classified as held for sale and that the sale represented a strategic shift that will have a major impact on our operations and financial results. Accordingly, the results of operations of the disposed Global Preneed business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented, and the assets and liabilities for the disposed Global Preneed business have been classified as held for sale and segregated for all periods presented in the consolidated balance sheets. Transactions between the disposed Global Preneed business and businesses in our continuing operations are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the disposed Global Preneed business. Refer to “—Results of Operations—Discontinued Operations” below and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

Reportable Segments
As of September 30, 2021, the Company had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
The following discussion covers the three and nine months ended September 30, 2021 (“Third Quarter 2021” and “Nine Months 2021”) and the three and nine months ended September 30, 2020 (“Third Quarter 2020” and “Nine Months 2020”).
Executive Summary
Summary of Financial Results
Consolidated net income from continuing operations increased $65.6 million, or 75%, to $153.6 million for Third Quarter 2021 from $88.0 million for Third Quarter 2020, primarily driven by higher net realized gains on investments, including $58.9 million of after-tax unrealized gains from three equity positions that went public in Third Quarter 2021 and $18.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative, and favorable earnings contributions from Global Lifestyle. This was partially offset by a $16.3 million loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023 and a decrease in earnings contributions from Global Housing mostly driven by anticipated higher non-catastrophe losses.
Assurant incurred $78.0 million of after-tax reportable catastrophes in Third Quarter 2021, compared to $87.0 million in Third Quarter 2020. Hurricane Ida accounted for $87 million of total pre-tax losses, as the event reached the Company’s $80 million pre-tax per-event retention. This also includes associated reinstatement premiums to restore the second layer of the Company’s catastrophe reinsurance program. The remainder of losses were primarily related to the wildfires in California.
Global Lifestyle segment net income increased $17.4 million, or 16%, to $124.0 million for Third Quarter 2021 from $106.6 million for Third Quarter 2020, primarily driven by growth across Global Automotive and Connected Living. Global Automotive’s performance was primarily driven by global growth across distribution channels, including American Financial & Automotive Services, Inc. (“AFAS”) contributions, and higher investment income. Higher earnings in Connected Living were led by mobile, mainly from subscriber growth in North America, higher contributions from Asia Pacific and an increase in trade-in volumes, including HYLA, Inc. (“HYLA”) contributions. Global Lifestyle segment net income also included a modest one-time tax benefit in Third Quarter 2021.
Global Lifestyle net earned premiums, fees and other income increased $158.0 million, or 9%, to $1.96 billion for Third Quarter 2021 from $1.81 billion for Third Quarter 2020, primarily due to fee income growth in Connected Living as a result of higher trade-in volume from increasing carrier promotions. Net earned premium growth from strong prior period sales in Global Automotive was also a driver.
Global Housing segment net income decreased $9.9 million, or 76%, to $3.2 million for Third Quarter 2021 from $13.1 million for Third Quarter 2020. Excluding reportable catastrophes, segment net income decreased $18.9 million, or 19%, primarily due to higher non-catastrophe loss experience from an anticipated increase to more normalized levels, as well as an increase in reserves in Specialty and Other and higher claims costs.

Global Housing net earned premiums, fees and other income decreased $4.6 million, or 1%, to $486.7 million for Third Quarter 2021 from $491.3 million for Third Quarter 2020, primarily due to modest declines in Specialty and Other and Lender-placed Insurance, partially offset by growth in Multifamily Housing. In Lender-placed Insurance, the catastrophe reinsurance reinstatement premium recorded in Third Quarter 2021 related to Hurricane Ida offset premium growth from higher average insured values and premium rates.
Corporate and Other segment net income was $26.4 million for Third Quarter 2021 compared to a segment net loss of $31.7 million for Third Quarter 2020. The change in results was primarily due to higher net realized gains on investments, as described above, partially offset by a $16.3 million loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023.
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
For Nine Months 2021, net cash provided by operating activities from continuing operations was $375.8 million; net cash provided by investing activities from continuing operations was $181.9 million; and net cash used in financing activities from continuing operations was $757.4 million. We had $2.03 billion in cash and cash equivalents as of September 30, 2021 as compared to $2.21 billion as of December 31, 2020. See “—Liquidity and Capital Resources,” below for further details.
Critical Accounting Policies and Estimates
Our 2020 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2020 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$2,140.1	$2,086.8	$6,396.3	$6,173.6
Fees and other income	309.6	209.4	858.0	829.4
Net investment income	76.0	63.3	235.2	212.3
Net realized gains (losses) on investments	112.1	17.2	123.2	(37.9)
Total revenues	2,637.8	2,376.7	7,612.7	7,177.4
Benefits, losses and expenses:
Policyholder benefits	614.2	638.5	1,681.2	1,697.3
Amortization of deferred acquisition costs and value of business acquired	965.6	927.3	2,903.7	2,689.6
Underwriting, general and administrative expenses	818.3	672.9	2,301.2	2,290.9
Interest expense	27.5	25.5	84.7	77.7
Loss on extinguishment of debt	20.7	—	20.7	—
Total benefits, losses and expenses	2,446.3	2,264.2	6,991.5	6,755.5
Income before provision for income taxes	191.5	112.5	621.2	421.9
Provision for income taxes	37.9	24.5	134.4	20.6
Net income from continuing operations	153.6	88.0	486.8	401.3
Net income (loss) from discontinued operations	728.8	(118.5)	762.0	(97.6)
Net income (loss)	882.4	(30.5)	1,248.8	303.7
Less: Net loss (income) attributable to non-controlling interest	—	0.3	—	(1.1)
Net income (loss) attributable to stockholders	882.4	(30.2)	1,248.8	302.6
Less: Preferred stock dividends	—	(4.7)	(4.7)	(14.0)
Net income (loss) attributable to common stockholders	$882.4	$(34.9)	$1,244.1	$288.6
For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Income from Continuing Operations
Consolidated net income from continuing operations increased $65.6 million, or 75%, to $153.6 million for Third Quarter 2021 from $88.0 million for Third Quarter 2020, primarily due to higher net realized gains on investments that included $58.9 million of after-tax unrealized gains from three equity positions that went public in Third Quarter 2021 and $18.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative. The increase was also due to favorable earnings contributions from Global Lifestyle driven by growth across Global Automotive and Connected Living. These increases were partially offset by a $16.3 million after-tax loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023 and a decrease in earnings contributions from Global Housing mostly driven by anticipated higher non-catastrophe losses.
For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Income from Continuing Operations
Consolidated net income from continuing operations increased $85.5 million, or 21%, to $486.8 million for Nine Months 2021 from $401.3 million for Nine Months 2020, primarily due to higher net realized gains on investments that included $58.9 million of after-tax unrealized gains from three equity positions that went public in Third Quarter 2021 and the absence of $25.5 million of after-tax net unrealized losses on collateralized loan obligations from Nine Months 2020. The increase was also due to favorable earnings contributions from Global Lifestyle, mainly due to continued organic growth in Global Automotive. These increases were partially offset by the absence of an $84.4 million tax benefit that was recorded in Nine Months 2020 related to the utilization of net operating losses in connection with the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$1,688.5	$1,633.2	$5,014.6	$4,799.0
Fees and other income	274.5	171.8	748.5	721.6
Net investment income	48.5	44.6	148.7	143.5
Total revenues	2,011.5	1,849.6	5,911.8	5,664.1
Benefits, losses and expenses:
Policyholder benefits	335.1	365.4	1,007.3	1,044.7
Amortization of deferred acquisition costs and value of business acquired	910.0	870.5	2,731.8	2,519.7
Underwriting, general and administrative expenses	614.6	480.8	1,690.0	1,649.4
Total benefits, losses and expenses	1,859.7	1,716.7	5,429.1	5,213.8
Segment income before provision for income taxes	151.8	132.9	482.7	450.3
Provision for income taxes	27.8	26.3	105.8	101.0
Segment net income	$124.0	$106.6	$376.9	$349.3
Net earned premiums, fees and other income:
Connected Living (mobile and service contracts)	$996.5	$909.5	$2,932.8	$2,914.4
Global Automotive	867.1	802.5	2,535.1	2,311.0
Global Financial Services and Other	99.4	93.0	295.2	295.2
Total	$1,963.0	$1,805.0	$5,763.1	$5,520.6
Net earned premiums, fees and other income:
Domestic	$1,502.1	$1,335.4	$4,347.4	$4,080.2
International	460.9	469.6	1,415.7	1,440.4
Total	$1,963.0	$1,805.0	$5,763.1	$5,520.6
For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Income
Segment net income increased $17.4 million, or 16%, to $124.0 million for Third Quarter 2021 from $106.6 million for Third Quarter 2020, primarily driven by Global Automotive, mainly from global organic growth across distribution channels, higher investment income and lower loss experience in select ancillary products, and Connected Living, mainly due to mobile increases from subscriber growth in North America, higher contributions from Asia Pacific and higher trade-in volumes, including contributions from HYLA. Global Lifestyle also included a modest one-time tax benefit in Third Quarter 2021.
Total Revenues
Total revenues increased $161.9 million, or 9%, to $2.01 billion for Third Quarter 2021 from $1.85 billion for Third Quarter 2020. Fees and other income increased $102.7 million, or 60%, mainly driven by higher mobile trade-in volumes from HYLA contributions and increasing carrier promotions. Net earned premiums increased $55.3 million, or 3%, primarily driven by continued growth from strong sales in our Global Automotive business. This increase was partially offset by a modest decline in Connected Living, due to the run-off of certain global mobile programs; the Connected Living decline was partially offset by organic growth in existing mobile programs and extended service contract programs. Net investment income increased $3.9 million, or 9%, primarily due to higher income from real estate related investments and other limited partnerships.
Total Benefits, Losses and Expenses

Total benefits, losses and expenses increased $143.0 million, or 8%, to $1.86 billion for Third Quarter 2021 from $1.72 billion for Third Quarter 2020. The increase was primarily due to a $133.8 million, or 28%, increase in underwriting, general and administrative expenses, mainly due to higher expenses due to higher mobile trade-in volumes, including contributions from HYLA, and continued growth in Global Automotive. Amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) increased $39.5 million, or 5%, mainly due to an increase in amortization of DAC due to growth in our Global Automotive business, partially offset by a decrease in amortization of VOBA related to the acquisition of TWG Holdings Limited and its subsidiaries (“TWG”). The increase in total benefits, losses and expenses was partially offset by a $30.3 million, or 8%, decrease in policyholder benefits, mainly due to the run-off of certain global mobile programs, improved performance in Asia Pacific and favorable claims experience in our Global Automotive business.
For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Income
Segment net income increased $27.6 million, or 8%, to $376.9 million for Nine Months 2021 from $349.3 million for Nine Months 2020, primarily driven by Global Automotive from organic growth, higher investment income and lower claims activity in select ancillary products. Global Financial Services and Other also contributed to the increase, mainly due to claims and sales recoveries as Nine Months 2020 included unfavorable impacts related to COVID-19. Connected Living results were relatively flat as declines in extended service contract programs, which included a $6.7 million after-tax benefit for a client recoverable in Nine Months 2020, were mostly offset by growth in mobile, including contributions from HYLA and better performance in Asia Pacific.
Total Revenues
Total revenues increased $247.7 million, or 4%, to $5.91 billion for Nine Months 2021 from $5.66 billion for Nine Months 2020. Net earned premiums increased $215.6 million, or 4%, primarily driven by continued growth from strong sales in our Global Automotive business as well as a modest increase in Connected Living, driven by organic growth in extended service contract programs and domestic mobile subscriber growth within our cable operator distribution channel, partially offset by the run-off of certain global mobile programs. Fees and other income increased $26.9 million, or 4%, mainly from growth in Global Automotive and Connected Living, driven by recent acquisitions and increasing mobile carrier promotions, partially offset by the previously disclosed mobile program contract change. Net investment income increased $5.2 million, or 4%, primarily due to higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $215.3 million, or 4%, to $5.43 billion for Nine Months 2021 from $5.21 billion for Nine Months 2020. The increase was primarily due to a $212.1 million, or 8%, increase in amortization of DAC and VOBA, mainly related to an increase in amortization of DAC due to growth in our Global Automotive business, partially offset by a decrease in amortization of VOBA related to the acquisition of TWG. Underwriting, general and administrative expenses increased $40.6 million, or 2%, primarily due to growth across the businesses, including higher mobile trade-in volumes from HYLA, partially offset by the impact of a previously disclosed mobile contract change. The increase in total benefits, losses and expenses was partially offset by a $37.4 million, or 4%, decrease in policyholder benefits, primarily due to improved claims experience in our Global Financial Services and Other and Global Automotive businesses, as well as run-off of certain global mobile programs and better performance in Asia Pacific. The decrease in policyholder benefits was partially offset by growth in our Global Automotive and Connected Living businesses and unfavorable foreign exchange.

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$451.6	$453.6	$1,381.7	$1,374.6
Fees and other income	35.1	37.7	109.1	106.0
Net investment income	20.2	16.5	63.3	54.9
Total revenues	506.9	507.8	1,554.1	1,535.5
Benefits, losses and expenses:
Policyholder benefits	279.1	272.8	673.9	651.9
Amortization of deferred acquisition costs and value of business acquired	55.6	56.8	171.9	169.9
Underwriting, general and administrative expenses	169.5	162.2	501.3	496.6
Total benefits, losses and expenses	504.2	491.8	1,347.1	1,318.4
Segment income before (benefit) provision for income taxes	2.7	16.0	207.0	217.1
(Benefit) provision for income taxes	(0.5)	2.9	42.7	44.4
Segment net income	$3.2	$13.1	$164.3	$172.7
Net earned premiums, fees and other income:
Lender-placed Insurance	$256.2	$258.2	$790.9	$787.5
Multifamily Housing	121.7	117.9	361.1	338.1
Specialty and Other	108.8	115.2	338.8	355.0
Total	$486.7	$491.3	$1,490.8	$1,480.6
For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Income
Segment net income decreased $9.9 million, or 76%, to $3.2 million for Third Quarter 2021 from $13.1 million for Third Quarter 2020. Segment net income for Third Quarter 2021 included $78.0 million of reportable catastrophes, primarily related to Hurricane Ida, compared to $87.0 million for Third Quarter 2020. Excluding reportable catastrophes, segment net income decreased $18.9 million, or 19%, driven by higher non-catastrophe loss experience from an anticipated increase to more normalized levels than experienced in Third Quarter 2020, primarily in our Lender-placed Insurance business, an increase in reserves within Specialty and Other products and higher claims costs.
Total Revenues
Total revenues decreased $0.9 million, or 0.2%, to $506.9 million for Third Quarter 2021 from $507.8 million for Third Quarter 2020. Net earned premiums decreased $2.0 million, or 0.4%, primarily due to higher reinsurance reinstatement premiums related to Hurricane Ida, a modest decline in Specialty and Other and lower REO volume within Lender-placed Insurance. This decrease was partially offset by higher average insured value and premium rate increases in our Lender-placed Insurance business and continued growth from renters insurance in our Multifamily Housing business. Fees and other income decreased $2.6 million, or 7%, primarily due to a decrease in our Lender-placed Insurance business from a loss of a client. Net investment income increased $3.7 million, or 22%, primarily due to higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $12.4 million, or 3%, to $504.2 million for Third Quarter 2021 from $491.8 million for Third Quarter 2020. The increase was primarily due to underwriting, general and administrative expenses, which increased $7.3 million, or 5%, mainly due to higher information technology expenses. Policyholder benefits increased $6.3 million, or 2%, primarily from higher non-catastrophe loss experience, partially offset by lower reportable catastrophe losses.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Income
Segment net income decreased $8.4 million, or 5%, to $164.3 million for Nine Months 2021 compared to $172.7 million for Nine Months 2020. Segment net income for Nine Months 2021 included $112.9 million of reportable catastrophes, primarily related to Hurricane Ida and the Texas winter storms, compared to $109.9 million for Nine Months 2020. Excluding reportable catastrophes, segment net income decreased $5.4 million, or 2%, driven by higher non-catastrophe loss experience from an anticipated increase to more normalized levels than experienced in Nine Months 2020, primarily in our Lender-placed Insurance business, an increase in reserves within Specialty and Other products and moderate impact from higher claims activity, as well as lower REO volumes related to COVID-19 foreclosure moratoriums. These decreases were partially offset by premium rate and average insured value increases in our Lender-placed Insurance business and higher income from real estate related investments.
Total Revenues
Total revenues increased $18.6 million, or 1%, to $1.55 billion for Nine Months 2021 from $1.54 billion for Nine Months 2020. Net investment income increased $8.4 million, or 15%, primarily due to higher income from real estate related investments. Net earned premiums increased $7.1 million, or 1%, primarily due to average insured value and premium rate increases in our Lender-placed Insurance business and continued growth from renters insurance in our Multifamily Housing business. This increase was partially offset by lower REO volume, a decline in Specialty and Other and higher reinsurance reinstatement premium primarily related to Hurricane Ida. Fees and other income increased $3.1 million, or 3%, primarily due to growth in Multifamily Housing.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $28.7 million, or 2%, to $1.35 billion for Nine Months 2021 from $1.32 billion for Nine Months 2020. The increase was primarily due to an increase in policyholder benefits of $22.0 million, or 3%, from higher non-catastrophe losses across various products, as well as an increase in reserves within Specialty and Other products, partially offset by a small decrease in reportable catastrophe losses. Underwriting, general and administrative expenses increased $4.7 million, or 1%, primarily due to higher information technology expenses.

Corporate and Other
Overview
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Fees and other income	$—	$(0.1)	$0.4	$1.8
Net investment income	7.3	2.2	23.2	13.9
Net realized gains (losses) on investments	112.1	17.2	123.2	(37.9)
Total revenues	119.4	19.3	146.8	(22.2)
Benefits, losses and expenses:
Policyholder benefits	—	0.3	—	0.7
General and administrative expenses	34.2	29.9	109.9	144.9
Interest expense	27.5	25.5	84.7	77.7
Loss on extinguishment of debt	20.7	—	20.7	—
Total benefits, losses and expenses	82.4	55.7	215.3	223.3
Segment income (loss) before expense (benefit) for income taxes	37.0	(36.4)	(68.5)	(245.5)
Expense (benefit) for income taxes	10.6	(4.7)	(14.1)	(124.8)
Segment net income (loss) from continuing operations	$26.4	$(31.7)	$(54.4)	$(120.7)
For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Income (Loss) from Continuing Operations
Segment net income from continuing operations was $26.4 million for Third Quarter 2021 compared to a segment net loss from continuing operations of $31.7 million for Third Quarter 2020. The change in results was primarily due to higher net realized gains on investments that included $58.9 million of after-tax unrealized gains from three equity positions that went public in Third Quarter 2021 and $18.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative. The increase was partially offset by the $16.3 million after-tax loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023.
Total Revenues
Total revenues increased $100.1 million to $119.4 million for Third Quarter 2021 from $19.3 million for Third Quarter 2020, primarily due to higher net realized gains on investments that included $74.6 million of unrealized gains from three equity positions that went public in Third Quarter 2021 and $23.0 million of unrealized gains from equity securities accounted for under the measurement alternative.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $26.7 million, or 48%, to $82.4 million for Third Quarter 2021 from $55.7 million for Third Quarter 2020. The increase was primarily driven by $20.7 million loss on extinguishment of debt and the absence of the $11.5 million income from the sale of our CLO asset management platform in Third Quarter 2020, net of certain exit costs. The increase was partially offset by $6.6 million of lower general operating expenses, mostly driven by lower employee-related and third-party expenses as well as expense savings from real estate.
For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Loss from Continuing Operations
Segment net loss from continuing operations decreased $66.3 million, or 55%, to $54.4 million for Nine Months 2021 from $120.7 million for Nine Months 2020. The decrease in net loss was primarily due to a $128.3 million after-tax increase in net realized gains on investments that included $58.9 million of after-tax unrealized gains from three equity positions that went public in Third Quarter 2021, $18.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative and the absence of $25.5 million of after-tax net unrealized losses on collateralized loan obligations from Nine Months 2020. The decrease was also driven by a $13.3 million after-tax decrease in general operating expenses mostly due to a reduction in employee related incentive compensation, lower third-party fees for general corporate services and expense savings on real estate. The decrease in net loss was also driven by an $11.2 million decrease in after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic and the absence of a $9.3 million after-tax loss from the sale of Iké from Nine Months 2020. These items were partially offset by the absence of an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act from Nine Months 2020 and the $16.3 million after-tax loss on extinguishment of debt.
Total Revenues
Total revenues increased $169.0 million to $146.8 million for Nine Months 2021 from $(22.2) million for Nine Months 2020, primarily due to higher net realized gains on investments that included $74.6 million of net unrealized gains from three equity positions that went public in Third Quarter 2021, a $23.0 million increase in unrealized gains from equity securities accounted for under the measurement alternative and the absence of $32.3 million of net unrealized losses on collateralized loan obligations from Nine Months 2020. The increase is also due to higher net investment income mostly driven by higher income from limited partnerships and a gain from the sale of a real estate joint venture property.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $8.0 million, or 4% to $215.3 million for Nine Months 2021 from $223.3 million for Nine Months 2020. The decrease was primarily driven by $16.8 million of lower general operating expenses mostly due to a reduction in employee related incentive compensation, lower third-party fees for general corporate services and expense savings on real estate, and $14.3 million of lower direct and incremental operating expenses incurred in connection with the COVID-19 pandemic. These items were partially offset by the $20.7 million loss on extinguishment and the absence of the $10.1 million income from the sale of our CLO asset management platform, net of certain exit costs.

Discontinued Operations
Overview
The table below presents information regarding the results of the discontinued operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net earned premiums	$6.1	$16.0	$42.6	$49.4
Fees and other income	13.6	38.6	91.0	113.6
Net investment income	23.7	71.8	168.4	216.0
Net realized gains (losses) on investments	0.5	(0.6)	4.2	(16.7)
Gain on disposal of businesses	926.4	—	920.1	—
Total revenues	970.3	125.8	1,226.3	362.3
Benefits, losses and expenses:
Policyholder benefits	24.6	71.1	172.7	211.6
Amortization of deferred acquisition costs and value of business acquired	7.1	18.9	46.2	56.1
Underwriting, general and administrative expenses	5.7	14.6	39.0	46.8
Goodwill impairment	—	137.8	—	137.8
Total benefits, losses and expenses	37.4	242.4	257.9	452.3
Income (loss) before provision for income taxes	932.9	(116.6)	968.4	(90.0)
Provision for income taxes	204.1	1.9	206.4	7.6
Net income (loss) from discontinued operations	$728.8	$(118.5)	$762.0	$(97.6)
For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net Income (Loss) from Discontinued Operations
Net income from discontinued operations was $728.8 million for Third Quarter 2021 compared to a net loss from discontinued operations of $118.5 million for Third Quarter 2020. The change in results was primarily due to a $723.2 million after-tax gain from the sale of our Global Preneed business. The gain is inclusive of $606.0 million in after-tax accumulated other comprehensive income (“AOCI”), primarily net unrealized gains on investments, that was recognized in earnings upon sale. The increase was also due to the absence of a $137.8 million goodwill impairment on Global Preneed from Third Quarter 2020 that was partially offset by lower operating results from the Global Preneed business since Third Quarter 2021 only included one month of results since the sale closed on August 2, 2021.
Total Revenues
Total revenues increased $844.5 million to $970.3 million for Third Quarter 2021 from $125.8 million for Third Quarter 2020, primarily due to the gain on the sale of our Global Preneed business. The gain is inclusive of $774.2 million of pre-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon sale. The increase in total revenues was partially offset by a $48.1 million, or 67%, decrease in net investment income, a $25.0 million, or 65%, decrease in fees and other income and a $9.9 million, or 62%, decrease in net earned premiums, primarily because Third Quarter 2021 only included one month of revenue.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $205.0 million, or 85%, to $37.4 million for Third Quarter 2021 from $242.4 million for Third Quarter 2020, primarily driven by the absence of the goodwill impairment which was recorded in Third Quarter 2020. The decrease in total benefits, losses and expenses was also due to a $46.5 million, or 65%, decrease in policyholder benefits, an $11.8 million, or 62%, decrease in amortization of DAC and VOBA and an $8.9 million, or 61%, decrease in underwriting, general and administrative expenses, primarily because Third Quarter 2021 only included one month of benefits, losses and expenses.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net Income (Loss) from Discontinued Operations
Net income from discontinued operations was $762.0 million for Nine Months 2021 compared to a net loss from discontinued operations of $97.6 million for Nine Months 2020. The change in results was primarily due to the aforementioned gain on the sale of the disposed Global Preneed business in Nine Months 2021 and the goodwill impairment in Nine Months 2020, as well as a reduction in net realized losses on investments. These items were partially offset by lower operating results for the Global Preneed business as Nine Months 2021 only included seven months of results since the sale closed on August 2, 2021.
Total Revenues
Total revenues increased $864.0 million to $1.23 billion for Nine Months 2021 from $362.3 million for Nine Months 2020, primarily due to the gain on the sale of the disposed Global Preneed business and a reduction in net realized losses on investments mostly due to the absence of net unrealized losses on collateralized loan obligations and equity securities from Nine Months 2020. The increase in total revenues was partially offset by a $47.6 million, or 22%, decrease in net investment income, a $22.6 million, or 20%, decrease in fees and other income and a $6.8 million, or 14%, decrease in net earned premiums, primarily because Nine Months 2021 only included seven months of revenues.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $194.4 million, or 43%, to $257.9 million for Nine Months 2021 from $452.3 million for Nine Months 2020, primarily driven by the absence of the goodwill impairment which was recorded in Nine Months 2020. The decrease in total benefits, losses and expenses was also due to a $38.9 million, or 18%, decrease in policyholder benefits, a $9.9 million, or 18%, decrease in amortization of DAC and VOBA and a $7.8 million, or 17%, decrease in underwriting, general and administrative expenses, primarily because Nine Months 2021 only included seven months of benefits, losses and expenses.

Investments
We had total investments of $9.20 billion and $8.22 billion as of September 30, 2021 and December 31, 2020, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $191.9 million during Nine Months 2021, from $570.9 million as of December 31, 2020 to $379.0 million as of September 30, 2021, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2021		December 31, 2020
Aaa / Aa / A	$4,394.0	57.4%	$4,051.3	59.5%
Baa	2,769.5	36.2%	2,288.1	33.6%
Ba	341.7	4.5%	384.4	5.6%
B and lower	145.1	1.9%	91.7	1.3%
Total	$7,650.3	100.0%	$6,815.5	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturity securities	$58.4	$57.2	$173.3	$170.0
Equity securities	3.8	3.6	11.1	10.9
Commercial mortgage loans on real estate	2.3	2.1	5.7	5.8
Short-term investments	0.4	1.1	1.6	5.2
Other investments	13.1	1.6	48.5	6.5
Cash and cash equivalents	2.3	1.5	6.0	10.8
Revenue from consolidated investment entities (1)	—	3.9	—	56.3
Total investment income	80.3	71.0	246.2	265.5
Investment expenses	(4.3)	(3.8)	(11.0)	(16.3)
Expenses from consolidated investment entities (1)	—	(3.9)	$—	$(36.9)
Net investment income	$76.0	$63.3	$235.2	$212.3
(1)The following table shows the net of revenues and expenses from consolidated investment entities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income from direct investments in:
Real estate fund (1)	$—	$—	$—	$8.3
CLO entities	—	—	—	8.0
Investment management fees	—	—	—	3.1
Net investment income from consolidated investment entities	$—	$—	$—	$19.4
(1)The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million for the nine months ended September 30, 2020.
Net investment income increased $12.7 million, or 20%, to $76.0 million for Third Quarter 2021 from $63.3 million for Third Quarter 2020, primarily driven by an increase in income from other investments that included higher income from real estate, mostly related to the sale of one property during the quarter, and an increase in income from limited partnerships driven by higher valuations of underlying partnerships.
Net investment income increased $22.9 million, or 11%, to $235.2 million for Nine Months 2021 from $212.3 million for Nine Months 2020, primarily driven by an increase in income from other investments due to higher income from limited partnerships due to an increase in valuations, higher income from real estate mostly due to property sales and an increase in valuations of real estate partnerships. The increase was also due to a reduction in investment expenses as Nine Months 2020 included expenses incurred in connection with our strategic decision to outsource the management of our investment portfolio and higher income from fixed maturity securities due to higher asset levels. These increases were partially offset by a decrease in income from consolidated investment entities and lower income from cash and short-term investments due to continued low interest rates in Nine Months 2021.
As of September 30, 2021, we owned $20.6 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $15.3 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
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
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $965.0 million of coverage in excess of $80.0 million retention for a first event, with retention lowering to $55.0 million for certain second and third events. In addition, it includes multi-year reinsurance contracts covering approximately 52% of the U.S. program, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer, which has two reinstatement and which covers the first $30.0 million of losses in excess of the $80.0 million retention. The 2021 program also maintains a cascading feature that provides multi-event protection in which higher coverage layers drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. When combined with the Florida Hurricane Catastrophe Fund, the program is covered for gross Florida losses of up to approximately $1.2 billion.
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
For the year ending December 31, 2021, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is

$463.1 million. This amount excludes $81.6 million from subsidiaries included in the disposed Global Preneed business. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Holding Company
As of September 30, 2021, we had approximately $1.34 billion in holding company liquidity, which was $1,110.7 million above our targeted minimum level of $225.0 million, reflecting the proceeds from the sale of the disposed Global Preneed business. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1.48 billion of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were approximately $553.0 million for Nine Months 2021 (including approximately $12.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business). In 2020, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, made to the holding company were $821.0 million (including approximately $31.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business).
In addition to paying expenses and making interest payments on indebtedness, our capital management strategy provides for several uses of the cash generated by our subsidiaries, including returning capital to common stockholders through share repurchases and dividends, investing in our business to support growth in targeted areas and making prudent and opportunistic acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions. During Nine Months 2021 and the year ended December 31, 2020, we made common stock repurchases and paid common stock dividends of $673.2 million and $454.4 million, respectively. We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board of Directors (the “Board”) approval and market conditions. In addition, we completed the sale of the disposed Global Preneed business to CUNA in August 2021 for net proceeds of $1.31 billion pre-tax and, as previously disclosed, we intend to return approximately 75% of after-tax net proceeds, or $900.0 million, to shareholders through share repurchases within one year of closing. Refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report for additional information on the sale.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the five-year senior unsecured $450.0 million revolving credit agreement (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (of which $445.5 million was available as of September 30, 2021). In addition, in January 2021, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. This registration statement allows us to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. If we decide to make an offering of securities, we will consider the nature of the cash requirement as well as the cost of capital in determining what type of securities we may offer.
Dividends and Repurchases
We paid dividends of $0.66 per common share on September 21, 2021 to stockholders of record as of August 30, 2021. As described below, the Mandatory Convertible Preferred Stock (“MCPS”) converted into common stock in March 2021. Any determination to pay future dividends on our outstanding common stock will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined below), we generally may not make payments on our capital stock.
In January 2021 and May 2021, the Board authorized new share repurchase programs for up to $600.0 million and $900.0 million, respectively, of the Company’s outstanding common stock.
During Nine Months 2021, the Company repurchased 3,513,870 shares of our outstanding common stock at a cost of $554.7 million, exclusive of commissions. As of September 30, 2021, $1.13 billion aggregate cost at purchase remained unused under the existing repurchase authorizations. The timing and the amount of future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our 6.50% MCPS, with a par value of $1.00 per share. In March 2021, each outstanding share of MCPS converted automatically into 0.9405 shares of common stock, or 2,703,911 shares of common stock in total plus an immaterial amount of cash in lieu of fractional shares. Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We paid preferred stock dividends of $4.7 million in Third Quarter 2020. We paid preferred stock dividends of $4.7 million and $14.0 million for Nine Months 2021 and Nine Months 2020, respectively. For additional information regarding the MCPS, see Note 13 in the Consolidated Financial Statements included elsewhere in this Report.

Outstanding Debt
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023 (2)	—	—	350.0	348.9
4.20% Senior Notes due September 2023	300.0	298.8	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.4	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.2	350.0	347.0
2.65% Senior Notes due January 2032	350.0	346.3	—	—
6.75% Senior Notes due February 2034	275.0	272.4	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	395.8	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,201.9		$2,252.9
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
In July 2021, we used the net proceeds from the sale of the 2032 Notes, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of our 4.00% senior notes due March 2023 and to pay accrued interest, related premiums, fees and expenses, including a loss on extinguishment of debt of $20.7 million which was recorded in Third Quarter 2021.
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
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $445.5 million out of the $450.0 million was available as of September 30, 2021, due to $4.5 million of letters of credit outstanding.
Retirement and Other Employee Benefits
For information on our retirement and other employee benefits, see Note 15 to the Consolidated Financial Statements, included elsewhere in this Report.

Cash Flows
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2021	2020
Operating activities - continuing operations	$375.8	$707.9
Operating activities - discontinued operations	151.2	193.7
Operating activities	527.0	901.6
Investing activities - continuing operations	181.9	(86.4)
Investing activities - discontinued operations	(145.2)	(188.8)
Investing activities	36.7	(275.2)
Financing activities - continuing operations	(757.4)	(296.8)
Financing activities - discontinued operations	—	—
Financing activities	(757.4)	(296.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(7.2)	6.5
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.2	(0.2)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	6.3
Net change in cash	$(200.7)	$335.9
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
Net cash provided by operating activities from continuing operations was $375.8 million for Nine Months 2021 compared to $707.9 million for Nine Months 2020. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle segment. The primary factors contributing to the variance included timing of cumulative payments to a vendor related to various programs for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties and higher commission payments associated with fourth quarter 2020 premiums that were paid in first quarter 2021. The decrease was also due to the absence of a $204.9 million tax refund, including interest, related to the ability to carry back net operating losses to prior periods under the CARES Act that was collected in Third Quarter 2020. These decreases were partially offset by an increase in premiums collected in connection with the continued growth in Global Automotive.
Net cash provided by investing activities for continuing operations was $181.9 million for Nine Months 2021 compared to net cash used in investing activities for continuing operations of $86.4 million for Nine Months 2020. The increase in cash provided by investing activities was primarily driven by an increase in cash from sales and maturities, net of purchases and a decrease in cash from short term investments, due to the ongoing management of our investment portfolio and a reduction in net cash used for acquisitions. Nine Months 2021 included the receipt of $1.31 billion of proceeds, net of $27.3 million of cash transferred, from the sale of the disposed Global Preneed business that were mostly reinvested in short term high quality liquid fixed income investments. Nine Months 2020 included $135.8 million of net cash used for the AFAS acquisition and $51.3 million of cash outflow, net of $22.0 million of proceeds from a foreign currency hedge, for the sale of our interests in Iké. Additionally, Nine Months 2020 included a $34.0 million cash outflow to Iké Grupo for the Iké Loan that was repaid and reflected as a net cash inflow for Nine Months 2021. The aforementioned increases were partially offset by the absence of $197.1 million of net cash provided by consolidated investment entities and a $50.2 million increase in purchases of property and equipment mostly due to continued investments in information technology supporting our core operations.
Net cash used in financing activities for continuing operations was $757.4 million for Nine Months 2021 compared to $296.8 million for Nine Months 2020. The increase in net cash used in financing activities was mainly due to a $389.8 million increase in share repurchases, a portion of which were funded using the proceeds from the Global Preneed sale, the $50.0 million repayment of our 2021 Senior Notes in first quarter 2021 and the loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023.

Changes in cash flows from the operating and investing activities from our discontinued operations were lower for Nine Months 2021 as compared to Nine Months 2020 since Third Quarter 2021 only included one month of net cash flows since the sale closed on August 2, 2021.
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs, making adjustments to the forecasts when needed.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2021	2020
Interest paid on debt	$107.0	$103.2
Common stock dividends	118.5	115.1
Preferred stock dividends	4.7	14.0
Total	$230.2	$232.3
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.2 million and $7.6 million of letters of credit outstanding as of September 30, 2021 and December 31, 2020, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2020 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of September 30, 2021, due to the closing of the Global Preneed transaction in August 2021, there were material decreases to interest rate risk, inflation risk and foreign exchange risk.
Interest Rate Risk
Our interest rate sensitivity has decreased by approximately 68% given that: (i) the duration of the fixed maturity portfolio has decreased from 7.5 years to 4.7 years as the anticipated cash outflow characteristics of our remaining insurance liabilities are now substantially shorter, and (ii) our fixed maturity investments decreased $6.76 billion, or approximately 50%.
Our exposure to interest rate risk on reserves is immaterial given that a majority of our interest-sensitive reserves, mainly group long-term disability and group term life of waiver premium, were included in the disposed Global Preneed business.
Inflation Risk
Inflation risk arises as we invest in assets that are not indexed to the level of inflation, whereas the corresponding liabilities are indexed to the level of inflation. All of our insurance policies that had death benefits that were guaranteed to grow with the CPI were included in the disposed Global Preneed business and therefore the risk is mitigated.
Foreign Exchange Risk
Our exposure to Canadian dollar foreign exchange risk has also been significantly reduced, by approximately 80%. Total invested Canadian assets as of December 31, 2020 and September 30, 2021 were $2.29 billion and $426.6 million, respectively. The remaining Canadian assets are held to match expected Canadian liabilities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2021, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	95,000	$136.96	95,000	$773.5
February 1 - February 28	98,000	129.10	98,000	760.8
March 1 - March 31	115,000	137.58	115,000	745.0
April 1 - April 30	95,000	150.10	95,000	730.8
May 1 - May 31	284,000	159.04	284,000	1,585.6
June 1 - June 30	825,534	159.05	825,534	1,454.3
July 1 - July 31	737,136	155.85	737,136	1,339.4
August 1 - August 31	667,200	163.91	667,200	1,230.1
September 1 - September 30	597,000	164.66	597,000	1,131.8
Total	3,513,870	$157.88	3,513,870	$1,131.8
(1)Shares purchased pursuant to the November 2018 and January 2021 publicly announced share repurchase authorizations of up to $600.0 million each of outstanding common stock. In May 2021, the Board authorized the repurchase of up to an additional $900.0 million aggregate cost at purchase of outstanding common stock. As of September 30, 2021, $1.13 billion aggregate cost at purchase remained unused under the existing January 2021 and May 2021 repurchase authorizations.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: November 4, 2021