Form 10-K
period 2021-12-31
ASSURANT, INC.
filed 2022-02-22
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.22 billion as of the last business day of the fiscal quarter ended June 30, 2021 based on the closing sale price of $156.18 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 11, 2022 was 55,161,629.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Report”), including our business and financial plans and any statements anticipating future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a leading global provider of lifestyle and housing solutions that support, protect and connect major consumer purchases. We partner with leading brands to develop innovative products and services and to deliver an enhanced customer experience. We operate in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through our Global Lifestyle segment, we provide mobile device solutions and extended service products and related services for mobile devices, consumer electronics and appliances (referred to as “Connected Living”); vehicle protection and related services (referred to as “Global Automotive”); and credit protection and other insurance products (referred to as “Global Financial Services and Other”). Through our Global Housing segment, we provide lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”).
Our Competitive Strengths
Our financial strength and capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2021, we had $33.91 billion in total assets and our debt to total capital was 28.6%. In addition, our Global Lifestyle and Global Housing segments generate significant operating cash flows, which provides us with the flexibility to make investments to strengthen our strategic capabilities and enter into and grow partnerships with our clients.
Insights and evolving capabilities enable innovation to meet consumer needs. We have a deep understanding of our clients and the consumer markets they serve. We seek to leverage consumer insights, together with extensive market knowledge and capabilities, to anticipate and identify the specific needs of our clients and the consumers they serve. We intend to leverage those insights with investments in emerging technologies and operations, including digitization, to introduce innovative products and services and adapt those offerings to the changing needs of the connected consumer.
Value chain integration and customer experience. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on client needs and provide a seamless experience for consumers. Offering end-to-end solutions allows us to provide additional value for consumers and adapt more quickly and efficiently to their needs. Visibility across the value chain helps us leverage insights to further improve the customer experience and our offerings. Our ability to introduce value-added services and capabilities across the value chain and provide a superior customer experience allows us to strengthen our partnerships and our competitive position.
Our Strategy for Profitable Growth
Our vision is to be the premier provider of lifestyle and housing solutions globally to empower leading brands to connect, protect and support the connected lifestyle of consumers. To achieve this vision, we positioned ourselves for continued long-term profitable growth by:
Growing our portfolio of market-leading businesses. Our businesses represent a cohesive group of leading, service-oriented businesses supporting the connected lifestyle of consumers. We intend to focus on compelling growth opportunities within our businesses, including capitalizing on the convergence of the connected consumer in the global markets and geographies in which we operate. We intend to grow our businesses by strengthening our partnerships with major clients and prospects globally, while continuing to invest in talent, capabilities and technology, including digital, to enable us to deliver superior customer experience, as well as further expanding our offerings and diversifying our distribution channels. As our service offerings expand, we expect to generate a more diversified mix of business and earnings, with decreasing exposure to catastrophe risk.
Providing integrated offerings through a superior, digital-first customer experience. As we expand our product and service capabilities and respond to client and consumer needs, we expect to continue to drive additional value to consumers by accelerating the pace of innovation to provide fully integrated offerings through a superior, digital-first customer experience.
Deploying our capital and talent strategically. We deploy capital to invest in and grow our businesses, repurchase shares and pay dividends. Our approach to mergers, acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management. We target new businesses and capabilities, organically and through acquisitions, that complement or support our strategy. We are also focused on strategically attracting, developing and deploying our talent, as we prioritize programs and initiatives aimed at investing in our talent, with a focus on diversity, equity and inclusion.
2021 Highlights
In May 2021, the Company announced the appointment of Keith Demmings as President, and he was named to succeed as Chief Executive Officer (“CEO”) effective January 1, 2022. Mr. Demmings also joined the Board of Directors (the “Board”) on January 1, 2022. Mr. Demmings has had a distinguished career at the Company for over two decades, having held significant leadership roles with increasing levels of responsibility across the Company’s global enterprise, including President of Global Lifestyle, which includes the Company’s global operations and which has grown significantly under his leadership to become the Company’s largest business segment.
In August 2021, we completed the sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”) to subsidiaries of CUNA Mutual Group (“CUNA”) for an aggregate purchase price at closing of $1.34 billion in cash. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Our business model now represents a group of leading, service-oriented businesses supporting the needs of the connected lifestyle of consumers – together they have generated and are expected to continue to drive profitable growth and strong returns. In 2021, Global Lifestyle saw growth from Connected Living and Global Automotive, including the positive impacts from recent acquisitions. Within Connected Living, our ability to introduce value-added services and capabilities, including mobile service delivery options and, most recently, in-store repair capabilities, has allowed us to strengthen our competitive position and further differentiate our offerings. Our trade-in and upgrade programs, including from the acquisition of Hyla Mobile, Inc. (“Hyla”), drove strong performance in 2021. Global Automotive also saw significant growth, as we benefited from increased scale through alignment with expanded and new client relationships globally and our ability to support customers through digital channels. Within Global Housing, Multifamily Housing continued to expand client relationships, while investing in technology and digital initiatives to support future growth. In Lender-placed Insurance, we also renewed multiple clients, while adding more clients, and continued to make investments in operations. Throughout the year, critical investments continued to drive growth and differentiate the customer experience across our businesses. Just as important, we have made investments to support our people through the COVID-19 pandemic and enable long-term, flexible work arrangements, as we continued to make progress on sustainability and talent initiatives.
Throughout the year, we undertook capital initiatives to drive shareholder value. In 2021, we returned $1.00 billion to shareholders through share repurchases and common stock dividends, including approximately 60% of the $900.0 million of Global Preneed net proceeds that we previously announced we intend to return to shareholders through share repurchases within one year of closing. We refinanced our debt at lower interest rates. In June 2021, we issued $350.0 million of 2.65% senior notes due 2032 and used the net proceeds, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of our 4.00% senior notes due 2023.
Environment, social and governance (“ESG”) priorities
Assurant is a purpose-driven company committed to making meaningful progress each year to integrate our social responsibility efforts with our long-term strategy and global business operations. In 2021, we continued to make progress on building a more sustainable company for all of our stakeholders. Our Board, Management Committee and employees understand the importance of social responsibility to deliver greater value as we operate our business each day and support Assurant’s long-term strategy.
Our social responsibility strategic framework centers on four pillars against which we track our progress on significant ESG topics core to our business, as discussed below. Each of these pillars is dynamic with multiple dimensions that we align to our long-term business strategy.
Responsible employer. We are a responsible employer with a culture that values diversity, equity and inclusion, and recognizes the importance of investing in employee talent. For additional information, refer to “– Human Capital Resources” below.
Impact on society. We actively engage to strengthen the communities where we live and work worldwide while operating our business and managing our investments with a meaningful environmental commitment.
Customer commitment. We deliver differentiated experiences by being customer-centric and anticipating the needs of the people we serve.
Integrity and ethics. We adhere to unwavering standards of integrity, ethics, governance, privacy and information security.

Our longer-term strategic planning process, overseen by our Board, prioritized three multiyear ESG areas of focus:
•Talent: Foster a diverse, equitable and inclusive culture to drive innovation for the benefit of all stakeholders,
•Products: Help customers thrive in a connected world, and
•Climate: Operate to minimize our carbon footprint and enhance sustainability.

For additional information on our ESG priorities, including our most recent Social Responsibility report, please refer to our website at socialresponsibility.assurant.com. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.
Segments
The composition of our reportable segments matches how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 6 to the Consolidated Financial Statements included elsewhere in this Report.

Global Lifestyle

	Years Ended December 31,
	2021	2020	2019
Net earned premiums, fees and other income by product:
Connected Living (1)	$3,915.8	$3,836.6	$3,768.4
Global Automotive	3,436.9	3,113.0	2,873.6
Global Financial Services and Other	395.0	388.0	452.2
Total	$7,747.7	$7,337.6	$7,094.2
Segment net income	$484.7	$437.2	$409.3
Segment equity (2)	$4,597.7	$4,517.5	$3,948.2

(1)For the years ended December 31, 2021, 2020 and 2019, 52.4%, 53.7%, and 55.9%, respectively, of net earned premiums, fees and other income was from mobile products and 47.6%, 46.3%, and 44.1%, respectively, was from extended service contracts.
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
Connected Living: Through partnerships with mobile device carriers, retailers, multiple system operators (“MSOs”), original equipment manufacturers (“OEMs”) and financial and other institutions, we underwrite and provide administrative support and related services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the insurance, ESC or warranty, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain services, service delivery and repair and logistics management. For example, we provide end-to-end mobile device lifecycle solutions in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to support an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium technical support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices. In 2021, we partnered with one of our mobile clients to provide in-store device repairs to customers with same-day repairs performed by our technicians located at our mobile client’s retail locations throughout the nation. We believe that with the required administrative capability, digital platforms enabling on-boarding, claims management and service delivery, supply chain management, technical support infrastructure, insurance underwriting capabilities and a variety of adjacent value-added services, like trade-in and upgrade and asset value recovery, we maintain a differentiated position in this marketplace.

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
Distribution and Clients
Global Lifestyle operates globally, with approximately 81% of its revenue from North America (the U.S. and Canada), 7% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 6% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 6% from Asia Pacific (South Korea, China (and Hong Kong), Japan, Australia, India, Singapore and New Zealand) for the year ended December 31, 2021. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile network operators, retailers, MSOs, OEMs and financial and other institutions to market our mobile device solutions and with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and MSOs to market our ESC products and related services. In Global Automotive, we partner with auto dealers and agents, third-party administrators and manufacturers to market our vehicle protection and related services. In Global Financial Services and Other, we partner with financial institutions, insurers and retailers to market our credit insurance and embedded card offerings.
Most of our distribution agreements are exclusive. Typically, these agreements are multi-year with terms generally between three and five years and allow us to integrate our administrative systems with those of our clients.
Global Lifestyle is dependent on a few clients, in particular mobile device carriers, and the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
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
In addition, consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their mobile devices through their daily interaction with a connected world. Customer support, device financing, buyback, trade-in and upgrade programs are some of the areas that continue to gain traction. Expanded capabilities like repair and logistics, technical support for customers and digital security allow us to create product and service offerings that customers find compelling. We also believe there are additional growth opportunities in new device categories, such as accessories (e.g., ear buds, watches) and connected smart devices (e.g., smart speakers, laptops, tablets).
Our business is subject to fluctuations in mobile device trade-in and upgrade volumes based on the release of new devices and carrier promotional programs, as well as customer preferences. As a general trend, we believe the average smartphone replacement cycle is lengthening, which may increase attachment rates for mobile protection offerings, including for our large, installed customer base. However, this trend may be reversed based on new technology and innovation.
In the vehicle sales markets, we expect total U.S. vehicle sales to grow, with growth in new vehicle sales tempered by supply chain constraints, including chip shortages. We expect the used vehicle market to remain strong and continue to grow, though growth is expected to be impacted by the faster growth in new vehicle sales. We work closely with our partners to develop innovative offerings that reflect the evolution of the large U.S. market. In addition, new vehicle sales outside of the U.S. continue to grow in most markets.

Consumers are becoming increasingly connected across their mobile devices, vehicles and homes, which is creating a global market for smart home devices and related services. As we continue into the “Connected Decade”, we believe it will create long-term opportunities for Assurant as consumers’ lifestyles will increasingly intertwine with their connected ecosystems. Due to our capabilities including device protection, premium technology support, service delivery and financing, as well as technology components such as dynamic fulfillment, which integrates a dynamic mobile claims management process with risk and fraud mitigation, we are well positioned to support customers as the smart home market continues to grow.
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
Inventory
In our mobile business, we carry inventory to meet the delivery requirements of certain clients. These devices are ultimately disposed of through sales to third parties. In addition, as part of our new in-store device repair business, our inventory includes devices and parts needed to perform the repairs. Inventory levels may vary from period to period due to, among other things, differences between actual and forecasted demand, supply chain constraints, the addition of new devices and parts, and strategic purchases. Payment terms with clients also vary, which may result in less inventory financed by clients and more inventory financed with our own capital.
We take various actions to manage our inventory, including monitoring our inventory levels, managing the timing of purchases and obtaining return rights for some programs and devices. However, the value of certain inventory will be adversely impacted by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, growing industry emphasis on cost containment and adverse foreign trade relationships. No assurance can be given that we will be adequately protected against declines in inventory value. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – “Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, and to export compliance and other risks.”
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

Global Housing

	Years Ended December 31,
	2021	2020	2019
Net earned premiums, fees and other income by product:
Lender-placed Insurance	$1,065.9	$1,052.5	$1,109.2
Multifamily Housing	482.3	451.6	429.2
Specialty and Other	448.4	473.2	495.3
Total	$1,996.6	$1,977.3	$2,033.7
Segment net income	$244.6	$233.8	$258.7
Segment equity (1)	$1,445.8	$1,515.1	$1,600.6

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
Multifamily Housing: We provide integrated solutions across the resident lifecycle. We offer renters insurance for a wide variety of single and multi-family rental properties, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also offer an integrated billing and tracking platform for our clients and their customers. In addition, we provide tenant bonds as an alternative to security deposits, which allows our clients to offer a lower move-in cost option while minimizing the risk of loss from damages, and receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
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
Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders and servicers, manufactured housing lenders, property managers and financial and other institutions. Lender-placed Insurance products are distributed primarily through mortgage lenders, mortgage servicers and financial and other institutions. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. Multifamily Housing products are distributed primarily through property management companies and affinity marketing partners. We offer our Specialty and Other insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents also distribute flood products and other specialty property products, and on-demand delivery and ridesharing companies distribute sharing economy offerings.
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
Our Addressable Markets and Market Activity
With respect to the lender-placed market, placement rates are generally flat. We continue to monitor the state of the overall housing market and the potential impact of loan modifications, forbearances and foreclosure delays, including the impact to REO volumes. Should the housing market deteriorate for a prolonged period, we would expect a longer-term increase in our placement rates. In addition to the overall market, our lender-placed results are also impacted by the mix of loans we service.
The U.S. renters insurance market is a growing market with new building development, occupancy and relocation trends. We believe there is opportunity to increase our market share and attachment rates with new and existing clients through our investments in digital platforms designed to deliver superior, digital-first customer experience and our expanded offerings to provide end-to-end solutions.
Risk Management
We earn premiums on our insurance products and fees for our services. Our lender-placed insurance products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties have continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints. For additional risks related to pricing and modeling, see “Item 1A – Risk Factors – Financial Risks – We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability” and “ – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”
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
For 2021, our property catastrophe reinsurance program includes U.S. per-occurrence catastrophe coverage providing $965.0 million of protection in excess of $80.0 million retention in the main reinsurance program for a first event, with retention lowering to $55.0 million for certain second and third events. In addition, it includes multi-year reinsurance contracts covering approximately 52% of the U.S. program, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer which has two reinstatements and covers the first $30.0 million of losses in excess of the $80.0 million retention. The 2021 program also maintains a cascading feature that provides multi-event protection in which most higher coverage layers drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. When combined with the Florida Hurricane Catastrophe Fund, the program is covered for gross Florida losses of up to approximately $1.2 billion. The 2021 catastrophe reinsurance program also includes Caribbean catastrophe coverage providing $150.0 million of protection in excess of $20.0 million retention and Latin American catastrophe coverage providing $158.0 million of protection in excess of $7.0 million of retention. We placed approximately two-thirds of our 2022 catastrophe reinsurance program in January 2022.
We are also subject to non-catastrophe risk. Please see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Catastrophe and non-catastrophe losses, including as a result of climate change, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.”
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

Competition
Our businesses focus on lifestyle and housing solutions that support, protect and connect major consumer purchases. Although we face global competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. Across Global Lifestyle and Global Housing, we compete for business, customers, agents and other distribution relationships with many insurance companies, warranty and protection companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. We must respond to the threat of disruption by traditional players, as well as from new entrants, such as “Insurtech” start-up companies and others. Competition in each business is based on a number of factors, including scope of products and services offered, ability to tailor products and services to client and consumer needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength and ratings, resources, and quality of service, including speed of claims payment and the overall customer experience. The relative importance of these factors varies by product and market. To remain competitive in many of our businesses, we must also anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”

Human Capital Resources
The cornerstone of Assurant is the employees who bring our purpose, values and commitments to life each day for the millions of customers we serve worldwide. We believe in fostering a diverse, equitable and inclusive culture to drive growth and innovation. We regularly evaluate our practices and policies in order to attract, develop and retain the best talent to support our strategy. This includes ongoing investments in competitive total rewards and wellbeing programs, and providing learning, development and engagement opportunities, while continuously enhancing the experience of our employees who are critical to our long-term success.
As of December 31, 2021, Assurant had approximately 15,600 employees in 21 countries. While 84% of the workforce was located in North America, we continue to expand our presence in key international markets across Europe, Latin America and Asia Pacific. Our employees span a wide range of roles and possess an array of skills in support of our strategy to enable the increasingly connected lifestyles of consumers. This is reflected in our diverse workforce mix. As of December 31, 2021, approximately 69% of our employees were frontline workers, inclusive of hourly roles such as customer care, claims administration and mobile repair and logistics. The remaining 31% are managerial, inclusive of salaried employees engaged in an array of business and support functions. In 2021, we expanded our hourly workforce as we scaled our dynamic fulfillment capabilities in the U.S. to support in-store mobile device repairs, and we were able to attract a larger and more diverse pool of applicants by providing training and certification programs. As of December 31, 2021, 54% of all employees are female; underrepresented minority groups accounted for 54% of our U.S. workforce. For full-year 2021, our global attrition rate was 23%, reflecting our blended workforce; attrition for managerial and salaried roles was 9%, compared to 29% for all frontline and hourly employees where annual turnover rates are typically higher and reflective of the industries in which we operate.
The Board, through its Nominating and Corporate Governance Committee and Compensation Committee, oversee the significant human capital management programs of Assurant, which are led by Assurant’s Chief Executive Officer and its Chief Administrative Officer.
Attracting, developing, and retaining the best talent globally is key to our success in sustaining long-term profitable growth. Our talent strategy is focused on employee engagement and investments in programs to support career development, as well as recognizing and rewarding performance. We believe these programs and opportunities create a pipeline of talent and leadership, necessary to drive and deliver on our long-term strategy.
We regularly engage with our employees to strengthen our culture and gather feedback against our talent objectives. We provide several forums and channels for our employees to provide their feedback, including direct discussions with managers, employee surveys and interactive townhall meetings. Key topics covered include diversity, equity and inclusion, learning and development, wellbeing, and recognition.
Based on our review of employee survey results, action plans are implemented to enhance employee satisfaction and to ensure alignment with our overall human capital strategy.
In 2021, we implemented a new enterprise-wide listening program designed to expand opportunities for anonymous, real-time feedback between managers and employees. We then implemented action plans to enhance employee satisfaction and ensure alignment to our overall talent strategy based on our analysis. Results from our listening program in September 2021 highlighted that employees generally feel engaged and aligned with the Company’s priorities. In many cases, results trended more favorably than in prior year engagement surveys and at or above comparable industry benchmarks. Areas for improvement include identifying career development opportunities and managing workload. These results, in addition to external benchmarks, will provide an important baseline to measure progress in the future.
Fostering Diversity, Equity and Inclusion
At Assurant, we believe diversity, equity and inclusion (“DE&I”) fosters innovation and creates growth opportunities by strengthening employee engagement for the benefit of all of our stakeholders. We believe diverse teams and inclusive cultures perform better by improving our ability to respond to the changing global marketplace and social landscape.
We are committed to gender, racial and ethnic diversity at all levels of the Company. As of December 31, 2021, women comprised 54% of our global workforce, 45% at the managerial levels, 20% at the Assurant Management Committee level and 25% of our Board; and 54% of our U.S. workforce, 38% at the managerial levels, no representation at the Assurant Management Committee level and 25% of our Board identified as racially or ethnically diverse. Four of the Company’s diverse directors held leadership roles, including the Board Chair and three committee chairs. Effective January 1, 2022, the Company’s Management Committee reflects an increased representation of diversity, with 18% now identifying as racially or ethnically diverse.
We are committed to continuing to increase representation and engagement of underrepresented groups within Assurant. Assurant’s Executive Inclusion Council, chaired by our Chief Executive Officer and comprised of our Management Committee, provides leadership oversight, engagement and accountability throughout Assurant to foster greater DE&I. Our Chief Administrative Officer has direct oversight and responsibility for our DE&I strategy. Additionally, the Nominating and Corporate Governance Committee is committed to including women and minority candidates in the pool of qualified candidates from which Board nominees are chosen and will continue to review its processes and procedures to ensure that diverse candidates are included.
We recruit talent in diverse communities, through strategic and educational partnerships that bring greater visibility and expertise. We continue to strengthen our recruiting and talent practices to identify and remove inherent biases that could influence outcomes, including required enterprise-wide diversity training and the implementation of diverse slate and interviewing requirements for all managerial and above job openings. We are focused on inclusion through global programming that spotlights the experiences of underrepresented groups and through the formation of Employee Resources Groups, which provide a forum for employees to raise topics that are important to underrepresented groups. In the marketplace, we support social justice causes through the Assurant Foundation and we partner with nonprofit organizations to provide leadership development opportunities to women and other diverse groups.
Pay Equity
Assurant is committed to pay equity. Our compensation practices and programs consider a variety of factors designed to set fair and equitable compensation levels. We take a holistic approach to evaluating and aligning roles with compensation levels based on job responsibilities, market competitiveness, geographical location, strategic importance of roles and other relevant factors. We periodically evaluate our compensation practices and, starting in 2020, we initiated a multi-step process to ensure that we are compensating equitably across employees performing similar job responsibilities. Results confirmed that we are fairly administering pay and see no evidence of systemic and material pay equity issues. We expect to continue to assess annually and remediate any significant pay disparities we may discover. We also have identified other priorities, including ensuring we have competitive wages, particularly for our hourly employees. In 2021, we set a minimum starting wage of $15 per hour in the U.S. to support the financial wellbeing of our employees, and we continue to monitor and adjust market wages consistent with our ongoing compensation practices.
Total Rewards and Wellbeing
We are committed to the health and safety of our employees as we believe the success of our business is directly connected to their wellbeing. In addition to providing robust compensation and benefits programs and opportunities to invest in their financial future, we also offer employees and their families access to a variety of health and wellness programs. Our Total Rewards programs help to provide protection and security related to events that may require time away from work or that impact their financial wellbeing, such as paid time off, family leave, family care resources and flexible work schedules. Our Global Employee Assistance Plan provides additional support to help employees and their families access critical resources for their wellbeing, including financial, physical and mental health.
We regularly benchmark our Total Rewards against companies of similar size and industries to ensure our offerings remain competitive. In 2021, we expanded our assessment to include employee feedback from U.S. employees on the effectiveness of our programs and what employees value most. The feedback confirmed that Assurant’s Total Rewards are generally consistent with the market and, overall, employees feel they are competitive. Additionally, it provided valuable input on the evolving needs of our workforce, including ways to enhance health care affordability, predictability of day-to-day expenses and the importance of family planning support. As a result, we implemented changes to our Total Rewards programs to support affordability, expand family-friendly benefits and help employees get the most value from their coverage. We will continue to assess additional opportunities across Total Rewards and Wellbeing to help attract and retain top talent.
Recognizing the benefit of flexible work arrangements for our business, customers and employees, we have begun an initiative to enable a long-term shift to a hybrid work model to support our business and talent strategy. Based on our preliminary analysis, we expect a larger portion of our employees to work virtually on a full-time or part-time basis compared to prior to the pandemic. While we will continue to encourage in-person engagement at key moments to support our culture and foster continued engagement, development and innovation, we believe flexible work arrangements will remain a key competitive advantage to support the evolving needs of our customers and employees. We expect to initiate these go-forward work arrangements starting in 2022, concurrent with a more substantial return to office for eligible employees. In preparation, we are conducting ongoing readiness training sessions, providing resources to support managers and employees, aligning our real estate footprint globally and making necessary investments in key facilities and markets to support these changes and the long-term strategy of the Company.
Learning and Development
Learning and development are essential to Assurant’s success. We continually invest in our employees’ career growth and provide employees with a wide range of training and development opportunities, including face-to-face, virtual and self-directed learning, mentoring and external development opportunities. Strengthening employees’ leadership, technical and professional skills to broaden career opportunities while also reinforcing a culture of strong ethics and compliance, are primary focus areas. Assurant also supports employees in the pursuit of undergraduate and graduate degrees, certifications and continuing education required by certain professional organizations.
In response to the pandemic, we adapted our learning and development programs to meet the needs of our employees who are working from home. We provided a broader array of training around subject matters such as managing remotely, mental health awareness and building resilience, as well as shifting from traditional in-person sessions to virtual learning.
Succession Planning
An important element of our talent strategy is succession planning and building leadership at various levels across the organization.
We assess the performance and potential of current incumbents, identify and assess potential successors, and create targeted development plans to strengthen the preparedness and diversity of our talent pipeline. Annually, we conduct a comprehensive talent review to discuss potential successors of our Management Committee and other key leadership roles. The Board and the Nominating Committee annually review the CEO succession plan and succession plans for senior executives, with the goal to ensure we have the right leadership in place to execute the company’s long-term strategic plans.
For more information on our human capital resources, please refer to our most recent Social Responsibility Report available at socialresponsibility.assurant.com and our most recent Proxy Statement available at ir.assurant.com. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.

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
Most of our domestic operating insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”). In addition, three of our domestic operating insurance subsidiaries are rated by Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings, a division of S&P Global Inc. (“S&P”). The ratings issued on our operating insurance subsidiaries by these agencies are announced publicly and are available from the agencies.
For information on the risks associated with ratings downgrades, see “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”

The following table summarizes the financial strength ratings and outlooks of our domestic operating insurance subsidiaries as of December 31, 2021:

	A.M. Best (1)	Moody’s (2)	S&P (3)
Company
American Bankers Insurance Company of Florida	A	A3	A
American Bankers Life Assurance Company of Florida	A-	A3	A
American Security Insurance Company	A	A3	A
Caribbean American Life Assurance Company	A-	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
Reliable Lloyds Insurance Company	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Virginia Surety Company, Inc.	A	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A
(1)A.M. Best financial strength ratings range from “A++” (superior) to “D” (poor). Ratings of A and A- fall under the “excellent” category, which is the second highest of A.M. Best’s seven ratings categories. A.M. Best has a stable outlook on all of our domestic operating insurance subsidiaries’ financial strength ratings.
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
(3)S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “D” (general default). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A (strong) are within the third highest of S&P’s ten ratings categories. S&P has a stable outlook on all of our domestic operating insurance subsidiaries’ insurer financial strength ratings.

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
Holding Company Insurance Regulations
Under applicable insurance holding company regulations, no person may acquire a controlling interest in the Company or any of our insurance company subsidiaries, unless such person has obtained prior regulatory approval for such acquisition. Under these laws, “control” is presumed when any person acquires or holds, directly or indirectly, 10% or more of our common stock or of the voting securities of any of our insurance company subsidiaries. To obtain approval, the proposed acquiror must file an application with the relevant regulator, including the regulator for the insurance subsidiaries we have established in the Netherlands. For more information on the risks associated with holding company insurance regulations, see “Item 1A – Risk Factors – General Risk Factors – Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.”
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
Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the “NAIC”) has established certain risk-based capital (“RBC”) standards applicable to life, health and property and casualty insurers. RBC, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items that the NAIC views as having greater underlying risk. The NAIC periodically reviews the RBC formula and changes to the formula could occur in the future. In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021. The modified bond and real estate factors, in the aggregate, are expected to have a minimal impact on our RBC ratio.
In addition, in December 2020, the NAIC adopted a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure in order to identify risks that may emanate from an insurer’s holding company system. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. State legislatures began adoption of the group capital calculation model regulations in 2021 and state adoption is expected to continue in 2022.
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
Insurance Regulatory Initiatives. The NAIC, state and territory regulators and professional organizations have considered and are considering various proposals that may alter or increase state and territory authority to regulate insurance companies and insurance holding companies. For example, at their Spring 2021 meeting, the NAIC adopted the NAIC Real Property Lender-Placed Insurance Model Act (the “LPI Model Act”). The LPI Model Act governs the insurance that a mortgage servicer obtains when a borrower fails to obtain or maintain required insurance. A number of states have followed suit and have introduced or will introduce state-level legislation relating to lender-placed insurance during their 2022 legislative session. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
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
Tax Reform. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”), which significantly amended the Internal Revenue Code of 1986, was enacted. Of particular interest to the Company was the reduction of the corporate tax rate from 35% to 21%. The recently appointed Biden Administration is expected to revise the TCJA and impose a new minimum tax on book income for certain companies. Until the revisions to the TCJA are enacted, it is difficult to assess their scope and overall impact to the Company.
 International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. We operate in various jurisdictions, including Canada, the U.K., France, Argentina, Australia, Brazil, Chile, Peru, Colombia, Germany, India, the Netherlands, New Zealand, Spain, Italy, Mexico,

Japan, South Korea, China and Singapore, and, in several of these jurisdictions, our businesses are supervised by local regulatory authorities.
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
Additionally, the International Association of Insurance Supervisors (the “IAIS”) is developing a model common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges (“ComFrame”). ComFrame will be applicable to entities that meet the IAIS’s criteria for IAIGs and that are so designated by their group-wide supervisor. The NAIC previously adopted changes to the Model Insurance Holding Company System Regulatory Act to allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. While we do not currently meet the criteria for IAIG designation, we are monitoring developments of reforms adopted by the IAIS as they influence NAIC activities, including those related to risk and group capital oversight.
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
Cybersecurity and Privacy Regulation
We are subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of the European Commission’s laws and added a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. Since the enactment of GDPR, other countries where we conduct business have or are in the process of enacting stricter data protections laws that model GDPR, including Brazil, China and Japan.
At the state level, the NAIC Insurance Data Security Model Law is being enacted in a number of states, imposing an array of detailed security measures, reporting and attestation requirements on insurance companies. In the past couple of years, the New York State Department of Financial Services (“NYDFS”) has issued cybersecurity regulations and related alerts applicable to regulated entities aimed at detecting vulnerabilities and strengthening cybersecurity. With respect to privacy rights, in 2020, California passed a second comprehensive privacy law that further increases California residents’ privacy rights in a manner similar to GDPR, the California Privacy Rights Act (“CPRA”) and, in 2021, Virginia passed the Virginia Consumer Data Protection Act (“CDPA”) and Colorado enacted the Colorado Privacy Act (“CPA”), both of which, while similar to the CPRA in certain respects, contain differences related to consumer opt-in/opt out requirements and notices on sale of personal information. The CPRA, CDPA, and CPA are expected to take effect on January 1, 2023. The accelerated rate of adoption of privacy legislation by states poses challenges for businesses as implementation and compliance may necessitate modifications to businesses processes, technological infrastructure, security measures and customer-facing websites.

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
Other Regulation
As we continue to grow and evolve our business mix to cover other non-insurance-based products and services, we have and will continue to become subject to other legal and regulatory requirements, including regulations of the CFPB and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include U.S. and local customs and trade regulations for the movement of mobile devices across geographic borders; health, safety, labor and environmental regulations, including those impacting our mobile supply chain operations; U.S. and international laws and regulations broadly relating to the performance, transparency and reporting of environmental, social and governance matters, including mandated climate-related financial disclosures; and antitrust and competition-related laws and regulations that may impact future transactions or business practices.

Enterprise Risk Management
Governance
We employ a risk governance structure, overseen by our Board and senior management and coordinated by the Risk Management function, to provide a common framework for evaluating the risks embedded in and across our businesses and functional areas, developing risk appetites, managing these risks, and identifying current and future risk challenges and opportunities.
Risk management is the responsibility of the Chief Strategy and Risk Officer, who leads the Risk Management function and reports directly to the Chief Executive Officer and regularly reports to the Finance and Risk Committee of the Board and to the Board, and the Global Head of Risk, who reports to the Chief Strategy and Risk Officer. Our Enterprise Risk Management Policy, which outlines our risk management framework and establishes principles for its effectiveness, has been approved by the Enterprise Risk Committee and the Board, and is reviewed annually to align with the Company’s business operations and strategy as well as changes to applicable laws, regulations and industry standards.
Our risk management framework cascades downwards into the enterprise through various management committees. Our risk governance structure is headed by the Enterprise Risk Committee, comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Strategy and Risk Officer, the Chief Legal Officer, the Treasurer and other members of the executive risk leadership team. The Enterprise Risk Committee reviews the most significant risks, the alignment to the risk appetite of the Company, and the mitigation and remediation plans that correspond to these risks.
Board of Directors and Committee Oversight
The Board, directly and through its committees as described below and in their charters, oversees our risk management policies and practices, including our risk appetite, and regularly discusses risk-related issues. The Board reviews management’s assessment of the Company’s key enterprise risks annually and management’s strategy with respect to each risk. The Nominating and Corporate Governance Committee reviews Board and committee oversight of the key risks. The Board and its committees receive updates from management on specific risks throughout the year.
The Audit Committee reviews the Company’s policies with respect to risk assessment and risk management and coordinates with the Finance and Risk Committee with respect to Board oversight of risk management and enterprise risk management activities. The Audit Committee also focuses on risks relating to financial statements, internal control over financial reporting, and compliance with legal and regulatory requirements. The Finance and Risk Committee has primary oversight responsibility of the Risk Management function and corresponding risk activities, receives regular risk management updates and focuses on risks relating to investments, capital management and catastrophe reinsurance. The Compensation Committee focuses on risks relating to executive retention and compensation plan design, and the Nominating and Corporate Governance Committee focuses on risks relating to director and management succession and ESG issues, including diversity, equity and inclusion. The Information Technology Committee is responsible for oversight of information technology risk assessment and risk management. This includes oversight of cybersecurity policies, controls and procedures, such as procedures to identify and assess internal and external cybersecurity risks.

Management Oversight
Risk Management is headed by our Global Head of Risk. Risk Management develops risk assessment and risk management policies, and facilitates the identification, measurement, mitigation, monitoring and reporting of risks.
The Company uses the three lines of defense operating model to provide structure around risk management and internal controls. The first line of defense is front-line staff and managers who have day-to-day ownership and management over risks and controls. The second line of defense provides independent oversight of risk-taking and is accountable and responsible for identifying, measuring, monitoring and controlling aggregate risk. This line of defense includes the Enterprise Risk Committee and various management committees that oversee regional and line of business risk, financial risk, information technology risk, operational risk and investment risk, among others. The third line of defense is Internal Audit, which evaluates the adequacy of compliance with policies, procedures and processes established in the first and second lines. Internal Audit also assesses the design and ongoing effectiveness of risk management and the risk management framework.
Risk Appetite, Identification and Assessment, Monitoring and Reporting
Risk appetite is defined as the levels and types of risk that we are willing to assume to achieve our strategic objectives and business plan, consistent with prudent management of risk concomitant with available levels of capital. Risk Management, in conjunction with the management committees listed above, develops recommendations for risk limits as part of our risk appetite framework. Using metrics allows for a cohesive assessment of risk, resources and strategy, and supports management and the Board in making well-informed business decisions.
Risk assessments, which involve the identification of risks, information gathering and analyses, are performed by Risk Management and conducted in coordination with the second and third lines of defense. Risk Management measures risk exposure, and monitors and manages internal and external risk reporting using a central risk depository as the single source for risk information. The register collects information obtained from the processes described above and other sources and is periodically reviewed and approved by the Enterprise Risk Committee. Risks are classified using an enterprise-wide risk taxonomy.

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
We use our website (www.assurant.com) and social media accounts, including Twitter (@Assurant), LinkedIn (@Assurant) and Facebook (@AssurantInc), as a means of disclosing information about us and our services and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information we post on our website and social media accounts may be deemed material. Accordingly, investors should monitor our website and social media accounts in addition to following our press releases, SEC filings, and public conference calls and webcasts. Except as specifically noted, the information found on our website and social media accounts are not incorporated by reference into, and do not constitute a part of, this Report or any other report filed with or furnished to the SEC.

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
•The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.
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
•Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, and to export compliance and other risks.
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
•The ongoing COVID-19 pandemic and measures taken in response thereto have disrupted and will likely continue to disrupt normal business activity, which may adversely affect our business, results of operations and financial condition.
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
•Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.
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
Each of our Global Lifestyle and Global Housing segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Reliance on a few significant clients may weaken our bargaining power, and we may be unable to renew contracts with them without concessions (including up-front payments) or on favorable terms or at all. Examples of important business arrangements include, at Global Lifestyle, exclusive and non-exclusive relationships with mobile device carriers, retailers, dealerships, MSOs, OEMs and financial and other institutions through which we distribute our products and services. At Global Housing, we have exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers and financial and other institutions.
We are subject to the risk that clients, distributors and other parties may face financial difficulties, reputational issues, problems with respect to their own products and services or regulatory restrictions or compliance issues that may lead to a decrease in or cessation of sales of our products and services and have other adverse impacts on our results of operations or financial condition. In addition, our clients and other parties with whom we do business may choose to exit lines of business that we service or may disintermediate us by developing internal capabilities, products or services that would allow them to service their clients without our involvement. Furthermore, if one or more of our clients or distributors, for example in the wireless and related markets, consolidate or align themselves with other companies with whom we do not do business, they may choose to utilize or distribute the products and services of our competitors, which could materially reduce our revenues and profits.
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
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of our failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services and our revenues and results of operations.
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
The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.
Our strategy is focused on delivering long-term profitable growth. As part of our strategy, we are developing new and innovative products and services, and enhancing existing offerings. We are investing in technology and other capabilities to continuously enhance our customer experience, while seeking to increase efficiencies. We will continue to incur expenses related to, among other things: investments in digital capabilities and large-scale, critical programs, such as information technology systems and infrastructure; research and development of new products and capabilities; and costs associated with the implementation of new contracts and businesses in runoff. Our long-term strategy depends on successful operational execution and our ability to execute on our transformational initiatives, including acquisitions, combined with our ability to innovate and develop new products, achieve operating efficiencies and attract and retain a global and diverse workforce.
We rely on the continued service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce to achieve our long-term strategy. We believe that our future success depends in substantial part on our ability to attract, recruit, hire, motivate, develop and retain a high-performing workforce, particularly those with specialized industry knowledge or within in-demand areas such as digital, customer experience, data and analytics and supply chain, across our lines of businesses. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and total rewards and wellbeing programs, including compensation; and fluctuations in the labor market, including rising wages and competition for talent, which has increased due to labor shortages. In addition, and in connection with the COVID-19 pandemic, many companies, including us, have recently transitioned a significant portion of the workforce to remote work on a full- or part-time basis, which may result in increased competition for highly-skilled personnel who are no longer limited to employment opportunities within a particular geographic location. Working remotely may reduce employee engagement, efficiency and productivity, which may drive increased turnover or cause product development delays, hamper new product innovation, and otherwise adversely affect our business and impede the achievement of our strategy. We rely on attracting and retaining talent, including at the executive officer level, with diverse backgrounds and experiences to effectively oversee our businesses and our long-term strategy. If we do not succeed in attracting, retaining and motivating key personnel, including diverse personnel, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders.
We may be unable to grow our business if we cannot find suitable acquisition candidates at attractive prices, integrate acquired businesses effectively or identify new areas for organic growth.
We expect acquisitions to continue to play a role in the growth of the Company. There can be no assurance that we will continue to be able to identify suitable acquisition candidates or new venture opportunities, to finance or complete such transactions on acceptable terms. Additionally, the integration of acquired businesses may result in significant challenges and additional costs, and we may be unable to accomplish such transactions smoothly or successfully.
Acquisitions may not provide us with the benefits that we anticipate, require significant effort and expenditures, and entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention and resources to the integration of operations and infrastructure, which could otherwise have been devoted to other strategic opportunities; inaccurate assessment of risks and liabilities; difficulties in realizing projected efficiencies, synergies and cost savings, including the incurrence of unexpected integration costs; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption, which may increase compliance costs; difficulties in integrating operations and systems, including cybersecurity and other technology systems, and internal control over financial reporting; difficulties in assimilating employees and corporate cultures; failure to achieve anticipated revenues, earnings, cash flows, business opportunities and growth prospects; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other acquisition risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
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
If we experience a local or regional business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, computer, telecommunication or other systems failure or other natural or man-made disaster, our ability to continue operations will depend on an effective disaster recovery plan and system, including the continued availability of our personnel, vendors and other third parties and facilities, and the proper functioning of our computer, telecommunication and other systems and operations. We have from time to time experienced business continuity events, including events that impacted the availability of our systems. See “ – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
Our operations depend upon our ability to protect our technology infrastructure against damage and interruption. If a business continuity event occurs, we could lose Company, customer, vendor and other third-party data, lose significant processing capability or experience interruptions to our operations or delivery of products and services to our clients and their customers, which has occurred from time to time and which could have a material adverse effect on our business, financial condition and results of operations. A cyber attack or other business continuity event affecting us or key third parties with whom we work could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended outage could result in the loss of income and clients, reputational damage, substantial volatility in our financial results and a decline in our revenues. See “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”

The risk of business disruption is more pronounced in certain geographic areas, including major metropolitan centers, such as New York City and Atlanta, where some of our key corporate offices are located, certain catastrophe-prone areas, such as Miami, Florida, where we have significant operations, and the cities in which our data centers are located. This risk is heightened in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks, military conflicts, political instability and data breaches.
A disaster or other business continuity event on a significant scale or affecting our key businesses or our data centers, or our inability to successfully and quickly recover from such an event and any legislative and regulatory responses thereto, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, loss of customers or damaged customer relationships, legal liability and other adverse consequences. Our liability insurance policies may not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
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
To the extent we engage international vendors or third parties to provide services or carry out business functions, we are exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and regulations, fluctuations in currency values and, potentially, increased risk of data breaches. For more information on the risks associated with the use of international vendors and third parties, see “ – We face risks associated with our international operations.”
We face risks associated with our international operations.
Our international operations face economic, political, legal, compliance, regulatory, operational, supply chain and other risks. For example, we face the risk of restrictions on currency conversion or the transfer of funds; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations; exposure to commercial, political, legal or regulatory corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; the imposition of sanctions, tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increase costs and may otherwise adversely affect our business; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; potential increased risk of data breaches; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and restrictions on the repatriation of non-U.S. investments and earnings.
If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to expand in select worldwide markets, our business becomes increasingly exposed to these and other risks, in particular where certain countries or regions have recently experienced economic or political instability, such as in Argentina and Brazil.
As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of credit, letters of guarantee and real estate, but we may not fully or timely recover amounts owed to us as a result of difficulties in enforcing contracts or judgments in undeveloped or evolving legal systems and other factors. As our international business grows, we may rely increasingly on fronting carriers in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation and relationships with our customers could be adversely affected.
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
Our mobile business is subject to the risk of declines in the value of mobile devices in our inventory, and to export compliance and other risks.
The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could adversely affect our profitability. In our mobile business, we carry inventory to meet the delivery requirements of certain clients. These devices are ultimately disposed of through sales to third parties. Our mobile business is subject to the risk that the value or availability of devices and parts will be adversely affected by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, supply chain constraints and growing industry emphasis on cost containment. The value of devices may be impacted by an escalation of trade tensions between the U.S. and China, including with respect to trade policies, treaties, government relations, tariffs and other trade restrictions. If the value of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.
Our sales of mobile devices to third parties, particularly those domiciled outside of the U.S., subject us to compliance risks relating to export control laws and regulations. Furthermore, certain businesses we acquire may violate, and from time to time have violated, such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, financial condition and results of operations. For more information on the risks relating to our international operations, see “ – We face risks associated with our international operations.”
Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.
We distribute many of our insurance products and services through a variety of distribution channels, including mobile carriers, financial institutions, mortgage lenders and servicers, retailers, association groups, other third-party marketing organizations and, to a limited extent, our own captives and affiliated agents. Our relationships with these distributors are significant for our revenues and profits. There is intense competition for distribution outlets. Agents who distribute our products are typically not exclusively dedicated to us, but also market the products of our competitors. In some cases, such agents may be affiliated with other insurers who may choose to write the product that such agents are now selling on our behalf. Therefore, we face continued competition from competing products and services.
We have our own sales representatives. We depend in large part on our sales representatives and segment executives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives and executives with key client relationships could materially adversely affect our results of operations and financial condition.
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
Our insurance operations expose us to claims arising from catastrophes and non-catastrophes, particularly in our homeowners insurance, renters insurance and flood offerings. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, floods, severe winter weather, fires, epidemics and pandemics, terrorist attacks and accidents, and may result in reportable catastrophe losses, which are individual catastrophe events that generated losses in excess of $5.0 million, pre-tax and net of reinsurance. Non-catastrophe losses include losses from water damage, theft and vandalism, as well as general liability in commercial liability, renters and sharing economy insurance policies, among others. We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability or have a material adverse effect on our results of operations and financial condition.
Natural catastrophe trends are changing due to climate change. Changes in the global climate may cause long-term increases in the frequency and severity of weather events, such as wildfires, hurricanes, floods and tornadoes, particularly in coastal areas. Climate change has the potential to impact nearly all sectors of the economy to varying degrees and may result in increased claims and higher catastrophe losses, which could have a material adverse effect on our results of operations and financial condition. We cannot predict how legal, regulatory, political and social responses to concerns around climate change may impact our business. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property and the effects of inflation could increase the frequency and severity of claims from future catastrophes. In addition, legislative and regulatory initiatives and court decisions may have the effect of limiting the ability of insurers to manage catastrophe losses, including by forcing expansion of certain insurance coverages for catastrophe claims, which may adversely impact our business.
Catastrophe losses can vary widely and could significantly exceed our expectations. We use catastrophe modeling tools that help estimate our probable losses, but these projections are based on historical data and other assumptions that may differ materially from actual events, and their reliability and predictive value may decrease as a result of climate change. These modeling tools may not be able to anticipate emerging trends or changing marketplace conditions. See “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”
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
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our exposure to certain catastrophe-prone locations, such as Florida, California, Texas, North Carolina, South Carolina and Puerto Rico, may increase. The withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas and may negatively affect our loss experience.
Negative publicity relating to our business or industry may adversely affect our financial results.
We communicate with and distribute our products and services ultimately to individual consumers. There may be a perception that some of these purchasers may be financially unsophisticated and therefore in need of consumer protection. Accordingly, from time to time, consumer advocacy groups and the media may focus their attention on our products and services, which may subject us to negative publicity. We may be negatively affected if another company in one of our industries or in a related industry engages in practices that subject our industry or businesses to negative publicity. Negative publicity may result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our products or services and industry commercial practices. For example, we may be subject to regulatory queries to assess practices in the insurance sector that potentially disadvantage people of color or historically underrepresented groups in certain insurance lines of business. In addition, there is increased investor and regulatory focus on social responsibility matters, including diversity, equity and inclusion, and commitment to long-term sustainability. A failure or perceived failure in our achievement of various social responsibility initiatives and goals we may from time to time announce, or an actual or perceived increase in related risks as a result of our or our industry’s business activities, may subject us to negative publicity.
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
Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates, disruptive geopolitical events and other events outside of our control, such as a major epidemic or a pandemic or political or civil unrest, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock, and may materially adversely affect our results of operations and financial condition. These conditions could adversely affect all of our business segments. Specifically, during periods of economic downturn:
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
General inflationary pressures, including within the current environment, may affect repair and replacement costs on our real and personal property lines, increasing the costs of paying claims. In addition, inflationary pressures and shortages in the labor market have increased, and may continue to increase, our labor costs. Conversely, deflationary pressures may affect the pricing of our products and services.
The ongoing COVID-19 pandemic and measures taken in response thereto have disrupted and will likely continue to disrupt normal business activity, which may adversely affect our business, results of operations and financial condition.
The ongoing COVID-19 pandemic continues to have widespread impact on global economies, the financial markets, business practices and human capital resources. As the virus (and its variants) continues to spread, our results of operations and financial condition may be adversely affected by: clients underperforming expectations or experiencing financial distress; customers experiencing difficulty paying premiums or cancelling coverages; an increase in the number of fraudulent insurance claims; an impairment in the value of our tangible or intangible assets; and fluctuations in the labor market. Furthermore, if the pandemic creates disruption in the credit or financial markets, or if it impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms or at all. Our investment portfolio (and, specifically, the valuations and cash flows of investments we hold) may be adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome, including low interest rates, reduced liquidity, and a recession or continued slowdown in the U.S. or in global economic conditions.
From an operational perspective, our employees, our clients and their customers, and vendors and other third parties with whom we work, have been, and may continue to be, adversely affected by the COVID-19 pandemic and efforts to mitigate its spread. The vast majority of our global workforce is working remotely, and we expect to continue remote and hybrid work arrangements for a portion of our workforce after the pandemic has subsided, which increases cybersecurity risk and may adversely affect our internal control over financial reporting. Remote working arrangements and a competitive labor market may result in increased employee turnover and other challenges in maintaining an engaged workforce. We face the risk that some of our facilities may close for periods of time or that significant portions of our workforce, including key personnel, may be unable to work effectively or at all because of illness and employee safety measures put in place. The longer-term effects of COVID-19 on the workplace and workforce remain unclear. An extended period of such conditions may hinder our ability to attract, train and retain talent, impact employee morale, strain our business continuity plans and introduce additional operational risk, including cybersecurity and fraud risks, which may materially adversely affect our results of operations and financial condition. In addition, we may be subject to COVID-19 vaccination or testing mandates, which may result in employee attrition, inefficiencies resulting from employee turnover, and costs associated with implementation and ongoing compliance. The actions we take, including our return-to-office plans, may vary by geography, may prove to be premature or insufficient, may subject us to litigation and may have a material adverse effect on our business.
The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments which are highly uncertain and difficult to predict, including: the severity and duration of the pandemic; the actions taken by government authorities and other third parties to contain the virus (and its variants), including vaccination or testing mandates; the availability and efficacy of vaccines, other treatments and test kits; public acceptance of vaccines and testing; and how quickly and to what extent normal economic and operating conditions resume. We cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business, including the possibility of a mandated extension of business interruption or other insurance coverage beyond our policy language, or additional regulatory restrictions on our insurance subsidiaries’ ability to pay us dividends.
For additional information on risks we face relating to epidemics and pandemics, see “ – General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition,” “ – Business, Strategic and Operational Risks – Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations” and “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
Financial Risks
Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital.
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as unemployment and interest rates), case development and other factors. From time to time, we adjust our reserves, and may adjust our reserving methodology, as these factors, our claims experience and estimates of future trends in claims frequency and severity change. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” in this Report for additional detail on our reserves.
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including the frequency and severity of property and other claims. This ability could be affected by various factors, including inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, new technologies, or domestic and global supply chain and labor issues. Political or economic conditions can affect the availability of programs on which our business may rely to accurately predict claims and other costs. In addition, modeling tools that support business decisions involve historical data and numerous assumptions that may differ materially from actual events. Climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. The inability to accurately predict and price for claims and other costs, including costs related to climate change, could materially adversely affect our results of operations and financial condition. See “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”

A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic and significant international operating insurance subsidiaries. Moody’s rates four of our domestic operating insurance subsidiaries and S&P rates five of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies could increase capital requirements for our subsidiaries or the enterprise, thereby reducing deployable capital at such subsidiary or at the holding company. Any reduction in these ratings could materially adversely affect our standing in the insurance industry and the demand for our products from intermediaries and consumers, which could materially adversely affect our results of operations.
As of December 31, 2021, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “A-” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could adversely impact on our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa3 by Moody’s, and both ratings carry a stable outlook.
If our senior debt credit ratings were downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be adversely affected. A downgrade could adversely affect our liquidity and ability to access liquidity quickly, increase our borrowing costs, decrease demand for our debt securities, and increase the expense and difficulty of financing our operations or refinancing our existing indebtedness on similar or more favorable terms. For example, the interest rate payable on certain series of our senior notes is subject to increase if either of S&P or Moody’s downgrades the credit rating assigned to such series of senior notes to BB+ or below or to Ba1 or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded. See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for additional information on our senior notes and the impact of rating changes.
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
As a result of acquisitions, we have added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 47% of our total equity as of December 31, 2021. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 13% of our total equity as of December 31, 2021. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
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
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2021, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. Although we are in the process of implementing an integrated global financial system to, among other things, minimize our reliance on and use of manual processes, there can be no assurance that the implementation will be completed in a timely manner, or that it will achieve all of its intended goals. Any failure to implement required controls, or difficulties or errors encountered in their operation, could adversely affect our results of operations or cause us to fail to meet our reporting obligations, which could deteriorate investor confidence. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant deficiencies or material weaknesses in internal control over financial reporting may prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, changes to U.S. and foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions, other government actions, foreign currency fluctuations and other factors. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. As a holding company, we have limited direct operations of our own. The principal sources of our liquidity are dividends and other statutorily permissible payments from our subsidiaries, cash flow from our investment portfolio, the Credit Facility (as defined below) and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets include a variety of short-and long-term instruments. If our access to the capital and credit markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility, including our ability to refinance maturities of existing indebtedness on similar or more favorable terms. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
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
We are subject to interest rate risk in our investment portfolio. Changes in interest rates may materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio. As of December 31, 2021, fixed maturity securities represented approximately 83% of our total investments and full year 2021 gross investment income from fixed maturity securities totaled $232.8 million. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while investment income from fixed maturity securities increases or decreases directly with interest rates. In addition, actual investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at historically low levels, including the current period of low rates as a result of the COVID-19 pandemic, may result in lower-than-expected investment income. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations in the level of interest rates may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in this Report.
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
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2021, fixed maturity securities represented approximately 83% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 5% of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 5% of our total investments as of December 31, 2021. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. All changes in the fair value of equity securities are reported in our statements of operations, which has increased the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 3% of our total investments as of December 31, 2021) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
The manner in which we allocate our resources across the portfolio or the types of assets in which we seek to invest may increase credit, liquidity and other risks that may adversely affect our results of operations and financial condition.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.
In accordance with applicable income tax guidance, we must determine whether our ability to realize the value of our deferred tax asset or to recognize certain tax liabilities related to uncertain tax positions is “more likely than not”. Under current income tax guidance, a deferred tax asset should be reduced by a valuation allowance, or a liability related to uncertain tax positions should be accrued, if, based on the weight of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. The realization of deferred tax assets depends upon the existence of sufficient taxable income of the same character during the carryback or carry-forward periods.
In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carry-forwards, levels of expected future taxable income and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting us and overall economic conditions. These management judgments are therefore subject to change due to factors that include changes in our ability to realize sufficient taxable income of the same character in the same jurisdiction or in our ability to execute other tax planning strategies. Furthermore, any future changes in tax laws could impact the value of our deferred tax assets. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material adverse impact on our results of operations and financial condition.
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
The availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future may continue to be, impacted by the occurrence of significant reinsured events, including catastrophes. In the future, we may not be able to obtain reinsurance coverage for some of our businesses at commercially reasonable rates or at all. In such a situation, we might be adversely affected by state and other regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas. In addition, we may not be able to renew our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. Inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, take more risk, or incur higher costs. Any of these developments could materially adversely affect our results of operations and financial condition.
Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have exited certain businesses through reinsurance. We have a reinsurance recoverable balance with John Hancock Life Insurance Company (“John Hancock”) of $410.2 million as of December 31, 2021, related to the sale of our Long-Term Care division through reinsurance. The A.M. Best rating of John Hancock is currently A+. Certain assets backing reserves reinsured under this sale and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us.
During the fourth quarter of 2021, we entered into an agreement to sell John Alden Life Insurance Company (“JALIC”), one of our subsidiaries. Closing is subject to regulatory approvals and other customary closing conditions. JALIC’s assets and liabilities are recorded as held for sale on our consolidated balance sheet as of December 31, 2021, including reinsurance recoverables of $881.6 million, primarily reinsured through Employers Reassurance Corporation (“ERAC”). A.M. Best withdrew its rating for ERAC in 2019. There are currently no assets or other collateral backing reserves relating to the reinsurance recoverable from ERAC.
We face the risk of again becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process these businesses. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, other third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, through reinsurance or otherwise, and we could face credit risks and risks related to the new administrative systems and capabilities of these third parties in administering these businesses.
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
As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares or debt, to pay for certain expenses, to acquire new businesses, and to pay dividends to common stockholders. Our subsidiaries’ ability to pay dividends and to make such other payments depends on their GAAP equity or statutory surplus, future earnings, cash position, rating agency requirements and regulatory restrictions, as applicable. Regulators could increase capital requirements for our subsidiaries, thereby reducing deployable capital at such subsidiary. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority over our claims with respect to our subsidiaries’ assets and earnings. If any of our subsidiaries should become insolvent, liquidate or otherwise reorganize, our creditors and stockholders will have no right to proceed against our subsidiaries’ assets or to cause the liquidation, bankruptcy or winding-up of our subsidiaries under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary.
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2021 under applicable laws and regulations, without prior regulatory approval, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common stock, service our debt and pay other expenses.
Our ability to declare and pay dividends on our capital stock or repurchase shares may be limited.
Our declaration and payment of dividends on our common stock in the future will be determined by the Board in its sole discretion and will depend on various factors, including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factor the Board deems relevant. The payment of dividends on our common stock is subject to the preferential rights of preferred stock that the Board may create from time to time. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined hereafter), we generally may not make payments on our capital stock. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common stock, we may be unable to declare and pay dividends in cash on our common stock unless we can repay or refinance the amounts outstanding under such agreements.
At any time when we have given notice of our election to defer interest payments on the Subordinated Notes, we generally may not repurchase any shares of our capital stock, subject to certain limited exceptions.
Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.
We use various modeling techniques and data analytics throughout the organization to analyze and estimate exposures, loss trends, and other risks associated with our assets, liabilities, profitability and cash flows. This includes both proprietary and third-party modeled outputs and related analysis to assist us in decision-making related to pricing and rate filings, catastrophe modeling, loss reserving, asset management, corporate tax, financial reporting, and risk and capital management, among other things. The modeled outputs and related analyses are subject to uncertainties and the inherent limitations of any statistical analysis, including model design errors; rely on numerous assumptions and the use of historical internal and industry data; and may lead to unintentional bias. In addition, climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. As a result, actual results may differ materially from our modeled results. If, based upon these models, we misprice our products, underestimate the frequency or severity of catastrophes, or fail to appropriately estimate the risks we are exposed to, our business, results of operations and financial condition may be materially adversely affected.
Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
The success of our business depends on our ability to maintain effective, secure and reliable information technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. Some of the Company’s information technology systems and software are legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards, including business continuity procedures. We are undergoing a multi-year transformation of our information technology systems and infrastructure involving several enterprise-wide technology initiatives, including enhancing existing systems and developing new systems and products, to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. We are updating certain operations and financial systems, procedures and controls, retiring certain legacy systems, and migrating many of our systems and applications to the cloud. However, we currently rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
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
If we are unable to maintain information technology systems, procedures (including technology continuity planning and recovery testing) and controls that function effectively without interruption and securely (including through a failure to replace or update redundant or obsolete hardware, applications or software systems), or to update or integrate our systems, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner and our relationships with clients could be adversely affected. We are dependent on vendors and other third parties to maintain reliable network systems that provide adequate speed and data capacity. For example, we utilize third-party cloud service providers in connection with certain aspects of our business and operations, and any disruption of, or interference with, our use of such cloud services could adversely impact our business and operations. We have from time to time experienced failures that result in the unavailability of information technology systems upon which our clients rely. Such failures could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our information technology systems and cyber attacks, see “ – We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our information systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our information technology systems to operate our business and securely process, transmit and store electronic information. This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. In the normal course of business, we share confidential and other sensitive information with our vendors and other third parties with whom we work. Our information technology systems and safety control systems and those of our vendors and other third parties are vulnerable to damage or interruption from a variety of external threats, including cyber attacks, computer viruses, malware, ransomware and other types of data and systems related events, which are increasing in frequency. Our systems are subject to compromise from internal threats such as improper action by employees and third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal information. In addition, the COVID-19 pandemic required us to follow a work-from-home model to continue operations, which resulted in the bypassing of certain physical security controls for our employees and the employees of our vendors who have access to personal information. While additional technical controls have been put in place, they may not be sufficient to discover compromises that occur due to the loss of physical controls. Moreover, we face the ongoing challenge of managing access controls in a complex environment. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm if our information systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
Cyber threats are rapidly evolving and becoming increasingly sophisticated. We are at risk of attack by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers and “hacktivists” (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats or attacks via yet unknown vulnerabilities referred to as zero-day threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, social media and the increased reliance on devices connected to the Internet, the potential risk of security breaches and cyber attacks increases.
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
Although we continue to invest in security and engage in best practices for software development, code vulnerabilities may still be introduced into production environments. Our information systems must be continually patched and upgraded to protect against vulnerabilities, including zero-day threats. As the volume of new software and hardware vulnerabilities continues to increase, as has the criticality of patches and other remedial measures. Accordingly, we are at risk that cyber attackers exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency at which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy in a timely and effective manner. We are dependent on vendors and other third parties, such as cloud service providers, to keep their systems patched in order to protect our data. Any failure related to these activities could have a material adverse effect on our business. We have vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. We are at risk of a cyber attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection measures or access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyber attack that compromises their operations, our data and our customers’ data could be compromised or we may experience possible service interruption, which could have a material adverse effect on our business.
The process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in an acquired entity’s information systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber attack. We may be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have from time to time experienced cybersecurity incidents, such as malware incursions, distributed denial of service attacks, hardware misconfigurations, zero-day exploits, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email and social media engineering campaigns directed at our employees that can result in malware infections and financial and data losses. Although some of these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, restricted personal or proprietary information being lost or stolen, surreptitiously modified, rendered inaccessible for any period of time, or maliciously made public, including client, employee or Company data, which could have a material adverse effect on our business.
Improper access to or disclosure of sensitive client or Company information could harm our reputation and subject us to significant liability under our contracts, as well as under existing or future laws, rules and regulations. In the event of a cyber attack, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. We may be unable to detect an incident, assess its severity or impact, or appropriately respond and recover any financial and data loss in a timely manner. We may be required to expend significant additional resources to mitigate the damage and to protect against future damage. In addition, our liability insurance, which includes cyber insurance, may not be sufficient in type or amount to cover us against claims related to security breaches, cyber attacks and other related data and system incidents.

The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.
In providing services and solutions to our customers and operating our business, we process, store and transfer sensitive customer, end-consumer and Company data, including personal data, in and across multiple jurisdictions. As a result, we are or may become subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. For discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Regulation” in this Report. The scope and interpretation of these laws and additional laws that are or may be applicable to us are continuously evolving, often uncertain and may be conflicting, particularly with respect to foreign laws. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations. Complying with these and similar laws and regulations requires us to make significant changes to our operations, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement required operational changes effectively, efficiently or in a timely manner, which could result in cost overruns, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences.
Unauthorized disclosure or transfer of personal or otherwise sensitive data, whether through systems failure, employee negligence, fraud, misappropriation or other means, by us, our vendors or other parties with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines, criminal prosecution and other adverse consequences in one or more jurisdictions. Such events could result in negative publicity and damage to our reputation and cause us to lose clients, which could have a material adverse effect on our results of operations.
Legal and Regulatory Risks
We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states, the U.K. and the other jurisdictions in which we operate. We are subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, accounting standards implemented by the Financial Accounting Standards Board and accounting-related rules and interpretations of the Securities and Exchange Commission, environmental protection, wage-and-hour standards, and employment and labor relations. In addition, new environmental, social and governance laws and regulations may result in expanded mandatory and voluntary reporting, diligence and disclosure. Furthermore, our domestic and international insurance subsidiaries are subject to extensive regulatory oversight, including: restrictions and requirements related to licensing; capital, surplus and dividends; underwriting limitations; the ability to enter, exit and continue to operate in markets; statutory accounting and other disclosure requirements; the ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; product forms, including regulatory ability to disapprove new product filings; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.
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
Federal, state or foreign tax laws and regulations, or their interpretation and application, are subject to significant change and may adversely affect our results of operations and financial condition. For example, in 2017, the TCJA, which significantly amended the Internal Revenue Code of 1986, was enacted. Compliance with the TCJA may require the collection of information not regularly produced within the Company, the use of estimates in our Consolidated Financial Statements, and the exercise of significant judgment in accounting for its provisions. The overall impact of the TCJA is uncertain due to the ambiguities in the application of certain provisions of the TCJA, the impact of future guidance, interpretations or rules issued by government agencies in applying the TCJA and potential court decisions interpreting the legislation. Future changes in tax laws, including changes in the application or interpretation of the TCJA, other new proposals, including the Made in America Tax Plan, the American Jobs Plan and the Build Back Better Act, or increases to the corporate tax rate, could have a material adverse impact on our results of operations and financial condition. In addition, the Organization for Economic Co-operation and Development’s efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes, if enacted, could increase the Company’s overall tax burden, adversely impacting the Company’s business, results of operations and financial condition.
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
•disputes relating to customers’ claims that they were not aware of the full cost or existence of the insurance or limitations on insurance coverage; and
•employment litigation claims brought by current or former employees.
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
We participate in settlements on terms that we consider reasonable; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings or significant problems in our relationships with regulators could materially adversely affect our results of operations, financial condition, reputation, ratings and ability to continue to do business. They could expose us to further investigations or litigation. In addition, certain of our clients in the mortgage, credit card and banking industries are the subject of various regulatory investigations and litigation matters regarding mortgage lending practices, credit insurance, debt-deferment and debt cancellation products, and the sale of ancillary products, which could indirectly negatively affect our businesses. For additional information, see “Item 3 – Legal Proceedings” and Note 27 to the Consolidated Financial Statements included elsewhere in this Report.
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
Legislation or other regulatory reform related to the insurance industry that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations. Various state and federal regulatory authorities have taken actions with respect to our Lender-placed Insurance business, including the multistate market conduct examination and related RSA. If we were unable for any reason to comply with any new or revised requirements, including the RSA, it could result in substantial costs to us and may materially adversely affect our results of operations and financial condition. In addition, new interpretations of existing laws or new judicial decisions affecting the insurance industry could adversely affect our business.
Insurance industry-related legislative or regulatory changes that could significantly harm our subsidiaries and us include:
•imposed reductions in premium rates, limitations on the ability to raise premiums on existing policies, or new minimum loss ratios;
•increases in minimum capital, reserves and other financial viability requirements;
•enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;
•new licensing requirements;
•restrictions on the ability to offer certain types of insurance products, service contracts or other protection products;
•prohibitions or limitations on provider financial incentives and provider risk-sharing arrangements;
•more stringent standards of review for claims denials or coverage determinations;
•increased regulation relating to Lender-placed Insurance; and
•new or enhanced regulatory requirements that require insurers to pay claims on terms other than those mandated by underlying policy contracts.
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
Our common stock price and trading volume could materially fluctuate or decrease in response to a number of events and factors, including: variations in our quarterly operating results; catastrophe losses; the operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; changes in our corporate debt ratings;

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
Our ability to attract, recruit, hire, motivate, develop and retain employees and clients depends upon our corporate culture. Our employees are the cornerstone of our culture and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Our employees could engage or be accused of engaging in misconduct that subjects us to litigation, regulatory sanctions, financial costs and serious harm to our reputation or financial position. Employee misconduct could prompt regulators to allege or determine, on the basis of such misconduct, that we have not established an adequate program to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent misconduct may not be effective. Misconduct by employees, or even unsubstantiated allegations, could have a material adverse effect on our financial position, reputation and business.
Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.
Applicable laws and our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider to be in their best interests. For example, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock. These provisions may make it difficult for stockholders to replace or remove our directors, which could delay, defer or prevent a change in control. Such provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
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
Our certificate of incorporation or by-laws contain provisions that permit the Board to issue one or more series of preferred stock, prohibit stockholders from filling vacancies on the Board, prohibit stockholders from calling special meetings of stockholders and from taking action by written consent and impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own four properties. Two buildings serve as headquarters for our operating segments and two buildings serve as operations centers for Global Housing. Global Lifestyle and Global Housing share headquarters buildings located in Miami, Florida and Atlanta, Georgia. Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. We lease office space for various offices and service centers located throughout the U.S. and internationally, including our New York, New York corporate office and our data center in Woodbury, Minnesota. Our leases have terms ranging from month-to-month to fifteen years. We believe that our owned and leased properties are adequate for our current business operations.

Item 3. Legal Proceedings
For a description of any material pending legal proceeding in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 27 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 11, 2022, there were approximately 153 registered holders of record of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus reinvestment of dividends paid) on our common stock from December 31, 2016 through December 31, 2021 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 500 Multi-line Insurance Index, as the published industry index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Assurant, Inc.
S&P 500 Index
S&P MidCap 400 Index
S&P 500 Multi-line Insurance Index

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/2016	TOTAL VALUES December 31,
Security / Index		2017	2018	2019	2020	2021
Assurant, Inc. Common Stock	$100.00	$110.98	$100.80	$150.97	$160.17	$186.53
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 400 MidCap Index	100.00	116.24	103.36	130.44	148.26	184.97
S&P 500 Multi-line Insurance Index	100.00	101.03	76.34	103.54	84.62	123.35

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2017	2018	2019	2020	2021
Assurant, Inc. Common Stock		10.98%	(9.18)%	49.78%	6.09%	16.46%
S&P 500 Index		21.83	(4.38)	31.49	18.40	28.71
S&P 400 MidCap Index		16.24	(11.08)	26.20	13.66	24.76
S&P 500 Multi-line Insurance Index		1.03	(24.44)	35.64	(18.28)	45.78

Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during the fourth quarter of 2021.

Period in 2021	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31	597,565	$162.38	597,565	$1,034.8
November 1 – November 30	606,569	160.82	606,569	937.3
December 1 – December 31	619,118	153.68	619,118	842.1
Total fourth quarter	1,823,252	$158.91	1,823,252	$842.1

(1)Shares purchased pursuant to the January and May 2021 publicly announced share repurchase authorizations of up to $600.0 million and $900.0 million, respectively, aggregate cost at purchase of outstanding common stock. As of December 31, 2021, $842.1 million aggregate cost at purchase remained unused under the May 2021 repurchase authorization.

Dividend Policy
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
We are a holding company and, therefore, our ability to pay dividends on our common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and other restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2022, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is approximately $475.3 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received from dispositions, was approximately

$728.6 million for the year ended December 31, 2021, of which $539.3 million was generated by our U.S. domiciled insurance subsidiaries.
Payments of dividends on shares of common stock are subject to the preferential rights of any preferred stock that the Board may create from time to time. In March 2021, each outstanding share of mandatory convertible preferred stock (“MCPS”) converted into shares of common stock. Refer to Note 20 to the Consolidated Financial Statements included elsewhere in this Report for further information.
In addition, the Credit Facility restricts payments of common stock dividends if an event of default has occurred or if a proposed common stock dividend payment would cause an event of default under the Credit Facility. Further, if we elect to defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock. For more information regarding the Credit Facility, the Subordinated Notes and restrictions on the payment of dividends by us and our insurance subsidiaries, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included elsewhere in this Report. It contains forward-looking statements that involve risks and uncertainties. Our actual results might differ materially from those projected in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings “Item 1A – Risk Factors” and “Forward-Looking Statements.”
General
Sale of Global Preneed
In August 2021, we completed the sale of the disposed Global Preneed business to CUNA for an aggregate purchase price at closing of $1.34 billion in cash. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Prior to the sale, we determined that the disposed Global Preneed business met the criteria to be classified as held for sale and that the sale represented a strategic shift that had a major impact on our operations and financial results. Accordingly, the results of operations of the disposed Global Preneed business are presented as net income from discontinued operations in the consolidated statements of operations and segregated in the consolidated statement of cash flows for all periods presented, and the assets and liabilities for the disposed Global Preneed business have been classified as held for sale and segregated as of December 31, 2020 in the consolidated balance sheets. Transactions between the disposed Global Preneed business and businesses in our continuing operations were not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the disposed Global Preneed business. Refer to “–Results of Operations – Discontinued Operations” below and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Reportable Segments
We report our results through three segments: Global Lifestyle, Global Housing and Corporate and Other. Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and fair value changes to equity securities, interest income earned from short-term investments held, income (expenses) primarily related to our frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes goodwill impairments, the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).

The following discussion covers the year ended December 31, 2021 (“Twelve Months 2021”), the year ended December 31, 2020 (“Twelve Months 2020”) and the year ended December 31, 2019 (“Twelve Months 2019”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis.
Executive Summary
Overview
We have undertaken several acquisitions and dispositions in the current and prior years, which are reflected in our results. In August 2021, we completed the sale of the disposed Global Preneed business to CUNA for an aggregate purchase price at closing of $1.34 billion in cash. For additional information, refer to Notes 3 and 4 to the Consolidated Financial Statements included elsewhere in this Report.
In June 2021, we issued $350.0 million of 2.65% senior notes due January 2032 and used the proceeds, along with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of our 4.00% senior notes due March 2023 and paid accrued interest, related premiums, fees and expenses in July 2021. See “ – Liquidity and Capital Resources” below for further details.
Summary of Financial Results
Consolidated net income from continuing operations increased $93.1 million, or 18%, to $613.5 million for Twelve Months 2021 from $520.4 million for Twelve Months 2020. The increase was primarily driven by higher net realized gains on investments and fair value changes to equity securities, including $67.5 million of fair value changes in unrealized equity positions that went public during Twelve Months 2021, compared to net losses in Twelve Months 2020, as well as growth in Global Lifestyle. This was partially offset by the absence of an $84.4 million tax benefit that was recorded in Twelve Months 2020 related to the utilization of net operating losses in connection with the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
Global Lifestyle segment net income increased $47.5 million, or 11%, to $484.7 million for Twelve Months 2021 from $437.2 million for Twelve Months 2020, primarily driven by significant growth in Global Automotive, continued expansion in mobile within Connected Living and greater contributions from Global Financial Services and Other. Global Automotive results included underlying growth from prior period sales driven by expanded and new client relationships globally, favorable loss experience in select ancillary products and $8.2 million of one-time benefits in the first half of Twelve Months 2021 that are not expected to repeat. Mobile growth was primarily driven by strong trade-in volumes, including HYLA, and improved performance in Asia Pacific. Results were partially offset by investments in our in-store service and repair capabilities.
Global Lifestyle net earned premiums, fees and other income increased $410.1 million, or 6%, to $7.75 billion for the Twelve Months 2021 compared with $7.34 billion for Twelve Months 2020, primarily driven by Global Automotive from strong sales across the U.S., as well as growth in Connected Living from extended service contracts. In mobile, higher trade-in volumes and subscriber growth were offset by declines from runoff programs and the $176 million reduction from the previously disclosed program contract change.
Global Housing segment net income increased $10.8 million, or 5%, to $244.6 million for Twelve Months 2021 from $233.8 million for Twelve Months 2020. Segment net income for Twelve Months 2021 included $113.9 million of reportable catastrophes compared to $137.2 million of reportable catastrophes for Twelve Months 2020. Excluding reportable catastrophes, segment net income decreased $12.5 million, primarily due to higher non-catastrophe loss experience from an anticipated increase to more normalized levels, as well as a $12.3 million year-over-year increase within small commercial that was primarily related to reserve strengthening for run-off claims. This was partially offset by higher premium rates and average insured values in Lender-placed Insurance.
Global Housing net earned premiums, fees and other income increased $19.3 million, or 1%, to $2.00 billion for Twelve Months 2021 compared with $1.98 billion for Twelve Months 2020, primarily driven by growth in Multifamily Housing across affinity and property management company channels as well as Lender-placed Insurance. The increase was partially offset by declines in Specialty and Other products from client runoff.
Corporate and Other segment net loss decreased $34.8 million, or 23%, to $115.8 million for Twelve Months 2021 from $150.6 million for Twelve Months 2020, primarily due to the higher net realized gains on investments and fair value changes to equity securities, compared to net losses in Twelve Months 2020, partially offset by the absence of an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act.

Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income and our ability to manage our expenses and achieve expense savings. Our results also depend on our ability to profitably grow all of our businesses, including our Connected Living, Multifamily Housing and Global Automotive businesses, and maintain our position in our Lender-placed Insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, and capitalize on the smart home opportunity. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption and the competition for talent. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” and “ – The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.”
For Twelve Months 2021, net cash provided by operating activities from continuing operations was $630.5 million; net cash provided by investing activities from continuing operations was $302.8 million; and net cash used in financing activities from continuing operations was $1.09 billion. We had $2.04 billion in cash and cash equivalents as of December 31, 2021. Please see “ – Liquidity and Capital Resources” below for further details.
Revenues
We generate revenues primarily from the sale of our insurance policies, service contracts and related products and services and from income earned on our investments. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.
Our premium and fee income is supplemented by income earned from our investment portfolio. We recognize revenue from interest payments, dividends, change in market value of equity securities and sales of investments. Currently, our investment portfolio is primarily invested in fixed maturity securities. Both investment income and changes in market value on these investments can be significantly affected by changes in interest rates.
Interest rate volatility can increase or reduce unrealized gains or losses in our investment portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, inflation and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity and short-term investments.
The fair market value of the fixed maturity securities in our investment portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. We also have investments that are subject to pre-payment risk, such as mortgage-backed and asset-backed securities. Interest rate fluctuations may cause actual net investment income and/or timing of cash flows from such investments to differ from estimates made at the time of investment. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, in these circumstances we may be required to reinvest those funds in lower interest-earning investments.
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

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes. We continue to undertake various expense savings initiatives while also making investments in talent, capabilities and technology, among other things, which will impact our expenses.
We also incur interest expense related to our debt.

Critical Accounting Policies and Estimates
Certain items in our Consolidated Financial Statements are based on estimates and judgment. Differences between actual results and these estimates and judgments could in some cases have material impacts on our Consolidated Financial Statements. The following critical accounting policies require significant estimates and judgment:

•Reserves, Net of Reinsurance
•Valuation of Investments, including Evaluation of Credit Losses
•Valuation and Recoverability of Goodwill

Reserves, Net of Reinsurance
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
The recorded reserves represent our best estimate at a point in time of the ultimate costs of settlement and administration of a claim or group of claims, based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including: changes in the economic cycle, inflation, changes in repair costs, natural or human-made catastrophes, judicial trends, legislative changes and claims handling procedures.
Many of these items are not directly quantifiable and not all future events can be anticipated when reserves are established. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated.
Because establishment of reserves is an inherently complex process involving significant judgment and estimates, there can be no certainty that future settlement amounts for claims incurred through the financial reporting date will not vary from reported claims reserves. Future loss development could require reserves to be increased or decreased, which could have a material effect on our earnings in the periods in which such increases or decreases are made. However, based on information currently available, we believe our reserve estimates are adequate. See “Item 1A – Risk Factors – Financial Risks – Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital” and “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management” for more detail on this risk.
Reinsurance Recoverables
We utilize reinsurance for loss protection and capital management, business dispositions and client risk and profit sharing. Reinsurance premiums paid are amortized as reductions to premium over the terms of the underlying reinsured policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves. Reinsurance recoverables include amounts we are owed by reinsurers for claims paid as well as those included in reserve estimates that are subject to the reinsurance.
We use a probability of default and loss given default methodology in estimating an expected credit loss allowance, whereby the credit ratings of reinsurers are used in determining the probability of default. The allowance is established for reinsurance recoverables on paid and unpaid future policy benefits and claims and benefits. Prior to applying default factors, the net exposure to credit risk is reduced for any collateral for which the right of offset exists, such as funds withheld, assets held in trust and letters of credit, which are part of the reinsurance arrangements, with adjustments to include consideration of credit exposure on the collateral. Our methodology incorporates historical default factors for each reinsurer based on their credit rating using comparably rated bonds as published by a major ratings service. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing and other relevant factors.
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2021 and 2020:

	2021	2020
Ceded future policyholder benefits and expense	$338.4	$1,133.8
Ceded unearned premium	4,950.0	4,565.4
Ceded claims and benefits payable	821.8	846.2
Ceded paid losses	68.7	60.0
Total	$6,178.9	$6,605.4
For additional information regarding our reserves and reinsurance recoverables, see Notes 2, 5, 17 and 18 to the Consolidated Financial Statements included elsewhere in this Report.
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
Each of these methods applied to the data groupings produces an estimate of the loss reserves for the product grouping. The best estimate is generally selected from a blend of the different methods. The IBNR associated with the best estimate is then allocated to accident year based on a weighting of the underlying actuarial methods. The determination of the best estimate is based on many factors, including:
•the nature and extent of the underlying assumptions;
•the quality and applicability of historical data - whether internal or industry data;
•current and expected future economic and market conditions;
•regulatory, legislative, and judicial considerations;
•the extent of data segmentation - data should be homogeneous yet credible enough for loss development methods to apply;
•trends in loss frequency and severity for various causes of loss;
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2021 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2021	Change in cost of claims occurring in 2021
3% higher	$1,354.0	$77.5
2% higher	$1,328.0	$51.5
1% higher	$1,302.0	$25.5
Base scenario (1)	$1,276.5	$—
1% lower	$1,251.0	$(25.5)
2% lower	$1,225.0	$(51.5)
3% lower	$1,199.0	$(77.5)
(1)Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2021 for Global Lifestyle and Global Housing.

Long Duration Contracts, including Disposed and Runoff Long Duration Lines
Reserves for future policy benefits represent the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions reflect best estimates for expected investment yield, inflation, mortality, morbidity, expenses and withdrawal rates. These assumptions are based on our experience to the extent it is credible, modified where appropriate to reflect current trends, industry experience and provisions for possible unfavorable deviation. We also record an unearned revenue reserve which represents premiums received which have not yet been recognized in our consolidated statements of operations.
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

Valuation of Investments
In determining the estimated fair value of our investments, fair values are primarily based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices for identical or similar investments in markets that are not active, or other observable inputs. If these observable inputs are not available, or observable inputs are not determinable, unobservable inputs or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments. The methodologies, assumptions and inputs utilized are described in Note 10 to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments and the price ultimately realized for investments depends upon the demand and liquidity in the market.
See also Notes 2 and 8 to the Consolidated Financial Statements included elsewhere in this Report, “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to market risk, including changes in interest rates, that may adversely affect our results of operations and financial condition” and “ – Investments” contained in this Item 7.

Valuation and Recoverability of Goodwill
Our goodwill related to acquisitions of businesses was $2.57 billion and $2.59 billion as of December 31, 2021 and 2020, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Our Global Lifestyle operating segment is disaggregated into the following three reporting units: Connected Living, Global Automotive and Global Financial Services and Other. Our reporting unit for goodwill testing was at the same level as the operating segment for Global Housing.
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2021	2020
Global Lifestyle (1)	$2,192.1	$2,209.8
Global Housing	379.5	379.5
Total	$2,571.6	$2,589.3
 (1) As of December 31, 2021, $698.7 million, $1,420.5 million and $72.9 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively. As of December 31, 2020, $715.2 million, $1,421.3 million, and $73.3 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively.

Quantitative Impairment Testing
In the fourth quarter of 2021, we performed a quantitative assessment for the Global Lifestyle and Global Housing reporting units given the uncertainty in macro-economic conditions and the overall industry performance due to prolonged COVID-19 impacts. Based on this quantitative assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts and that there was no impairment for the Global Lifestyle and Global Housing reporting units as of October 1, 2021.
The determination of fair value of the reporting units requires many estimates and assumptions. These estimates and assumptions include earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each of the three valuation methods described above. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment.
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
For the fourth quarter of 2021 quantitative assessment, had the net book value for any of the reporting units exceeded its estimated fair value, the Company would have recognized a goodwill impairment loss for the difference up to the amount of goodwill allocated to the reporting unit.
Refer to Note 15 to the Consolidated Financial Statements included elsewhere in this Report for further detail.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

Assurant Consolidated
Overview
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Net earned premiums	$8,572.1	$8,275.8	$7,958.8
Fees and other income	1,172.9	1,042.3	1,170.1
Net investment income	314.4	285.6	383.2
Net realized gains (losses) on investments and fair value changes to equity securities	128.2	(8.2)	57.0
Total revenues	10,187.6	9,595.5	9,569.1
Benefits, losses and expenses:
Policyholder benefits	2,195.7	2,264.9	2,385.7
Amortization of deferred acquisition costs and value of business acquired	3,835.8	3,591.5	3,237.2
Underwriting, general and administrative expenses	3,240.6	3,047.9	3,186.5
Iké net losses	—	5.9	163.0
Interest expense	111.8	104.5	110.6
Loss on extinguishment of debt	20.7	—	31.4
Total benefits, losses and expenses	9,404.6	9,014.7	9,114.4
Income before provision for income taxes	783.0	580.8	454.7
Provision for income taxes	169.5	60.4	148.3
Net income from continuing operations	613.5	520.4	306.4
Net income (loss) from discontinued operations	758.9	(77.7)	80.4
Net income	1,372.4	442.7	386.8
Less: Net income attributable to non-controlling interest	—	(0.9)	(4.2)
Net income attributable to stockholders	1,372.4	441.8	382.6
Less: Preferred stock dividends	(4.7)	(18.7)	(18.7)
Net income attributable to common stockholders	$1,367.7	$423.1	$363.9
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income from Continuing Operations
Consolidated net income from continuing operations increased $93.1 million, or 18%, to $613.5 million for Twelve Months 2021 from $520.4 million for Twelve Months 2020, primarily due to higher net realized gains on investments and fair value changes to equity securities compared to net losses in the prior period, including $67.5 million of after-tax unrealized gains from four equity positions that went public during Twelve Months 2021, the absence of $25.5 million of after-tax net unrealized losses on collateralized loan obligations in Twelve Months 2020 and $19.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative. The increase was also due to favorable earnings contributions from Global Lifestyle, mainly due to continued organic growth and favorable loss experience in Global Automotive. These increases were partially offset by the absence of an $84.4 million tax benefit that was recorded in Twelve Months 2020 related to the utilization of net operating losses in connection with the CARES Act.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income from Continuing Operations
Consolidated net income from continuing operations increased $214.0 million, or 70%, to $520.4 million for Twelve Months 2020 from $306.4 million for Twelve Months 2019. Net income for Twelve Months 2020 included $137.2 million of reportable catastrophes, due to several storms in 2020 including Hurricane Laura, compared to $41.0 million in Twelve Months

2019. Excluding reportable catastrophes, net income increased $310.2 million, or 89%, due to $154.6 million of lower after-tax losses from decreases in the estimated fair value of Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”), an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act and an improvement in our results from Global Housing and Global Lifestyle. The increase was also due to the absence of $29.6 million of after-tax debt related charges from Twelve Months 2019. These increases were partially offset by a $55.8 million after-tax decrease in net realized gains on investments and fair value changes to equity securities mostly due to a decrease in net unrealized gains on equity securities and higher unrealized losses from the decrease in fair value of collateralized loan obligations, as well as $21.2 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.

Global Lifestyle
Overview
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Net earned premiums	$6,720.3	$6,442.2	$6,073.7
Fees and other income	1,027.4	895.4	1,020.5
Net investment income	201.3	194.3	250.8
Total revenues	7,949.0	7,531.9	7,345.0
Benefits, losses and expenses:
Policyholder benefits	1,333.1	1,412.6	1,516.2
Amortization of deferred acquisition costs and value of business acquired	3,602.2	3,365.9	3,015.7
Underwriting, general and administrative expenses	2,398.5	2,189.1	2,277.6
Total benefits, losses and expenses	7,333.8	6,967.6	6,809.5
Segment income before provision for income taxes	615.2	564.3	535.5
Provision for income taxes	130.5	127.1	126.2
Segment net income	$484.7	$437.2	$409.3
Net earned premiums, fees and other income:
Connected Living	$3,915.8	$3,836.6	$3,768.4
Global Automotive	3,436.9	3,113.0	2,873.6
Global Financial Services and Other	395.0	388.0	452.2
Total	$7,747.7	$7,337.6	$7,094.2
Net earned premiums, fees and other income:
Domestic	$5,879.1	$5,408.3	$5,020.1
International	1,868.6	1,929.3	2,074.1
Total	$7,747.7	$7,337.6	$7,094.2
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income
Segment net income increased $47.5 million, or 11%, to $484.7 million for Twelve Months 2021 from $437.2 million for Twelve Months 2020, primarily due to Global Automotive from underlying growth from prior period sales driven by expanded and new client relationships globally, favorable loss experience in select ancillary products and $8.2 million of one-time benefits in Twelve Months 2021 that are not expected to repeat. Connected Living and Global Financial Services and Other also contributed to the increase. Connected Living growth was led by mobile, mainly from higher mobile trade-in volumes, including Hyla, better performance in Asia Pacific and additional domestic mobile subscribers across carrier and cable operator clients. This increase was partially offset by investments to build out service and repair capabilities and a $6.7 million after-tax benefit for an extended service contract client recoverable in Twelve Months 2020. Growth in Global Financial Services and Other was mainly due to claims and sales recoveries as Twelve Months 2020 included unfavorable impacts related to COVID-19.
Total Revenues
Total revenues increased $417.1 million, or 6%, to $7.95 billion for Twelve Months 2021 from $7.53 billion for Twelve Months 2020. Net earned premiums increased $278.1 million, or 4%, primarily driven by continued growth from strong U.S. sales in our Global Automotive business across all distribution channels. The increase in net earned premiums was partially offset by modest declines in Connected Living, as the run-off of certain global mobile programs was offset by growth in extended service contract programs and domestic mobile subscribers within our cable operator distribution channel. Fees and other income increased $132.0 million, or 15%, driven by Connected Living from higher mobile repair and logistics volumes mainly from HYLA contributions and mobile carrier promotions, partially offset by the $176 million reduction from the previously disclosed program contract change. Net investment income increased $7.0 million, or 4%, primarily due to higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $366.2 million, or 5%, to $7.33 billion for Twelve Months 2021 from $6.97 billion for Twelve Months 2020. Amortization of deferred acquisition costs and value of business acquired increased $236.3 million, or 7%, primarily due to an increase in amortization of deferred acquisition costs (“DAC”) due to growth in our Global Automotive business and extended service contract programs within our Connected Living business, partially offset by a decrease in amortization of VOBA related to the acquisition of TWG Holdings Limited and its subsidiaries. Underwriting, general and administrative expenses increased $209.4 million, or 10%, primarily due to growth across the businesses, including higher mobile repair and logistics volumes, with contributions from HYLA, and investments to build out service and repair capabilities, partially offset by the impact of the previously disclosed program contract change. The increase in total benefits, losses and expenses was partially offset by a $79.5 million, or 6%, decrease in policyholder benefits, primarily due to the run-off of certain global mobile programs in our Connected Living business and lower loss experience in select ancillary products in Global Automotive, partially offset by growth across our Global Automotive and Connected Living businesses.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income
Segment net income increased $27.9 million, or 7%, to $437.2 million for Twelve Months 2020 from $409.3 million for Twelve Months 2019, primarily driven by our Connected Living business, mainly due to continued mobile subscriber growth in North America and Asia Pacific and improved extended service contract loss experience, as well as higher income and organic growth from our Global Automotive business. These increases were partially offset by lower investment income and unfavorable foreign exchange. Additionally, our Global Financial Services and Other business had lower income, mainly due to lower volumes and higher loss experience, primarily resulting from the COVID-19 pandemic, and anticipated declines from domestic business in run-off.
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

Global Housing
Overview
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Net earned premiums	$1,851.8	$1,833.6	$1,885.1
Fees and other income	144.8	143.7	148.6
Net investment income	81.0	72.8	95.2
Total revenues	2,077.6	2,050.1	2,128.9
Benefits, losses and expenses:
Policyholder benefits	862.6	852.1	869.5
Amortization of deferred acquisition costs and value of business acquired	233.6	225.6	221.5
Underwriting, general and administrative expenses	671.4	677.3	711.6
Total benefits, losses and expenses	1,767.6	1,755.0	1,802.6
Segment income before provision for income taxes	310.0	295.1	326.3
Provision for income taxes	65.4	61.3	67.6
Segment net income	$244.6	$233.8	$258.7
Net earned premiums, fees and other income:
Lender-placed Insurance	$1,065.9	$1,052.5	$1,109.2
Multifamily Housing	482.3	451.6	429.2
Specialty and Other	448.4	473.2	495.3
Total	$1,996.6	$1,977.3	$2,033.7
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income
Segment net income increased $10.8 million, or 5%, to $244.6 million for Twelve Months 2021 compared to $233.8 million for Twelve Months 2020. Segment net income for Twelve Months 2021 included $113.9 million of reportable catastrophes, primarily related to Hurricane Ida and the Texas winter storms, compared to $137.2 million for Twelve Months 2020. Excluding reportable catastrophes, segment net income decreased $12.5 million, or 3%, driven by higher non-catastrophe loss experience from an anticipated increase to more normalized levels than experienced in Twelve Months 2020 and a $12.3 million year-over-year increase within small commercial that was primarily related to reserve strengthening for run-off claims, as well as lower REO volumes related to COVID-19 foreclosure moratoriums in Lender-placed Insurance. These decreases were partially offset by premium rate and average insured value increases in our Lender-placed Insurance business.
Total Revenues
Total revenues increased $27.5 million, or 1%, to $2.08 billion for Twelve Months 2021 from $2.05 billion for Twelve Months 2020. Net earned premiums increased $18.2 million, or 1%, primarily due to average insured value and premium rate increases in our Lender-placed Insurance business and continued growth from renters insurance in our Multifamily Housing business. These increases were partially offset by a decline in Specialty and Other from client run-offs, lower REO volumes, higher estimated catastrophe premium and higher reinsurance reinstatement premium primarily related to Hurricane Ida. Net investment income increased $8.2 million, or 11%, primarily due to higher income from real estate related investments.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $12.6 million, or 1%, to $1.77 billion for Twelve Months 2021 from $1.76 billion for Twelve Months 2020. The increase was primarily due to an increase in policyholder benefits of $10.5 million, or 1%, from higher non-catastrophe losses, primarily in Lender-placed Insurance and, to a lesser extent, Specialty and Other and Multifamily Housing, from an anticipated increase to more normalized levels than experienced in Twelve Months 2020 as well as an increase in reserves related to the cost of settling run-off claims within our small commercial product, partially offset by a decrease in reportable catastrophe losses. Amortization of DAC and VOBA increased $8.0 million, or 4%, consistent with the increase in net earned premium. Underwriting, general and administrative expenses decreased $5.9 million, or 1%, primarily due to a decrease in commission expense in our Specialty and Other business, partially offset by an increase in expenses from growth and continued investments in Multifamily Housing.
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

Corporate and Other
Overview
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Fees and other income	$0.7	$3.2	$1.0
Net investment income	32.1	18.5	37.2
Net realized gains (losses) on investments and fair value changes to equity securities	128.2	(8.2)	57.0
Total revenues	161.0	13.5	95.2
Benefits, losses and expenses:
Policyholder benefits	—	0.2	—
General and administrative expenses	170.7	181.5	197.3
Iké net losses	—	5.9	163.0
Interest expense	111.8	104.5	110.6
Loss on extinguishment of debt	20.7	—	31.4
Total benefits, losses and expenses	303.2	292.1	502.3
Segment loss before benefit for income taxes	(142.2)	(278.6)	(407.1)
Benefit for income taxes	(26.4)	(128.0)	(45.5)
Segment net loss from continuing operations	$(115.8)	$(150.6)	$(361.6)
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Loss from Continuing Operations
Segment net loss from continuing operations decreased $34.8 million, or 23%, to $115.8 million for Twelve Months 2021 from $150.6 million for Twelve Months 2020, primarily due to a $110.0 million after-tax increase in net realized gains on investments and fair value changes to equity securities compared to net losses in the prior year, including $67.5 million of after-tax unrealized gains from four equity positions that went public during Twelve Months 2021, the absence of $25.5 million of after-tax unrealized losses on collateralized loss obligations in Twelve Months 2020 and $19.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative. The decrease in net loss was also driven by lower general operating expenses, which included a $13.2 million decrease in after-tax direct and incremental expenses incurred in connection with the COVID-19 pandemic, and an increase in net investment income. These items were partially offset by the absence of an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act from Twelve Months 2020, a $16.3 million after-tax loss on extinguishment of debt and the absence of an $11.8 million gain related to the reduction of the valuation allowance on our Patient Protection and Affordable Health Care Act of 2010 (“ACA”) risk corridor program receivable.
Total Revenues
Total revenues increased $147.5 million to $161.0 million for Twelve Months 2021 from $13.5 million for Twelve Months 2020, primarily driven by an $136.4 million increase in net realized gains on investments and fair value changes to equity securities compared to net losses in the prior year, including $85.4 million of unrealized gains from four equity positions that went public during Twelve Months 2021, the absence of $32.3 million of unrealized losses on collateralized loss obligations in Twelve Months 2020 and $24.3 million of unrealized gains from equity securities accounted for under the measurement alternative. The increase is also due to $13.6 million of higher net investment income, mostly driven by gains from the sale of real estate joint venture properties and higher income from limited partnerships.

Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $11.1 million, or 4%, to $303.2 million for Twelve Months 2021 from $292.1 million for Twelve Months 2020, primarily due to the $20.7 million loss on extinguishment of debt, the absence of certain gains from Twelve Months 2020 that included a $14.8 million gain related to the reduction of the valuation allowance of our ACA risk corridor program receivable and $10.8 million of income, net of certain exit costs from the sale of our CLO asset management platform. These increases were partially offset by $17.3 million of lower operating expenses, including employee-related and third-party expenses, and a $16.8 million decrease in direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Loss from Continuing Operations
Segment net loss from continuing operations decreased $211.0 million, or 58%, to $150.6 million for Twelve Months 2020 from $361.6 million for Twelve Months 2019, primarily due to $154.6 million of lower after-tax losses from decreases in the estimated fair value of Iké, an $84.4 million tax benefit related to the utilization of net operating losses in connection with the CARES Act in Twelve Months 2020, the absence of $29.6 million of after-tax debt related charges associated with refinancing debt at a lower interest rate in Twelve Months 2019. These increases were partially offset by a $55.8 million after-tax decrease in net realized gains on investments and fair value changes to equity securities as well as $21.2 million of after-tax direct and incremental operating expenses incurred in connection with the COVID-19 pandemic.
Total Revenues
Total revenues decreased $81.7 million, or 86%, to $13.5 million for Twelve Months 2020 from $95.2 million for Twelve Months 2019, primarily driven by an $65.2 million decrease in net realized gains on investments and fair value changes to equity securities mostly due to $22.6 million of higher net unrealized losses from the decrease in fair value of our collateralized loan obligations, $21.4 million of lower net unrealized gains on equity securities, a $15.6 million increase in impairments on equity investments accounted for under the measurement alternative and a decrease in net realized gains from sales of fixed maturity securities. The decrease was also driven by $18.7 million of lower net investment income due to a higher concentration of lower yielding liquid investments in 2020 compared to 2019 and lower income from real estate.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $210.2 million, or 42%, to $292.1 million for Twelve Months 2020 from $502.3 million for Twelve Months 2019. The decrease in expenses for Twelve Months 2020 was primarily due to the absence of certain events that occurred in Twelve Months 2019, mainly $157.1 million of lower losses associated with Iké, $37.4 million of debt related charges associated with refinancing debt at a lower interest rate and a $15.6 million impairment of certain intangible assets from our acquisition of Green Tree Insurance Agency. The decrease was also due to $10.0 million of income, net of certain exit costs, from the sale of our CLO asset management platform, $10.0 million increase in the net pension benefit and the absence of a $9.6 million loss on the sale of our Mortgage Solutions business in Twelve Months 2019. These decreases were partially offset by $26.8 million of direct and incremental operating expenses incurred in connection with the COVID-19 pandemic and $11.8 million lower gain related to the reduction of the valuation allowance on the Company’s ACA risk corridor program receivables.

Discontinued Operations
Overview
The table below presents information regarding the results of the discontinued operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Net earned premiums	$42.6	$66.9	$61.2
Fees and other income	91.0	151.1	155.4
Net investment income	168.4	289.3	291.8
Net realized gains (losses) on investments and fair value changes to equity securities	4.2	(8.0)	9.3
Gain on disposal of businesses	916.2	—	—
Total revenues	1,222.4	499.3	517.7
Benefits, losses and expenses:
Policyholder benefits	172.7	284.4	269.0
Amortization of deferred acquisition costs and value of business acquired	46.2	80.5	84.9
Underwriting, general and administrative expenses	39.0	62.1	64.0
Goodwill impairment	—	137.8	—
Total benefits, losses and expenses	257.9	564.8	417.9
Income (loss) before provision for income taxes	964.5	(65.5)	99.8
Provision for income taxes	205.6	12.2	19.4
Net income (loss) from discontinued operations	$758.9	$(77.7)	$80.4
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income (Loss) from Discontinued Operations
Net income from discontinued operations was $758.9 million for Twelve Months 2021 compared to a net loss from discontinued operations of $77.7 million for Twelve Months 2020. The change was primarily due to a $720.1 million after-tax gain on the sale of the disposed Global Preneed business in Twelve Months 2021. The gain includes $606.0 million in after-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon the sale. The increase was also due to the absence of a $137.8 million after-tax goodwill impairment on the disposed Global Preneed business from Twelve Months 2020. These items were partially offset by lower operating results for the disposed Global Preneed business as Twelve Months 2021 included only seven months of results since the sale closed on August 2, 2021.
Total Revenues
Total revenues increased $723.1 million to $1.22 billion for Twelve Months 2021 from $499.3 million for Twelve Months 2020, primarily due to the gain on the sale of the disposed Global Preneed business. The gain is inclusive of $774.2 million of pre-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon sale. The increase in total revenues was partially offset by a $120.9 million, or 42%, decrease in net investment income, a $60.1 million, or 40%, decrease in fees and other income and a $24.3 million, or 36%, decrease in net earned premiums, primarily because Twelve Months 2021 included only seven months of results.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses decreased $306.9 million, or 54%, to $257.9 million for Twelve Months 2021 from $564.8 million for Twelve Months 2020, primarily due to the absence of a $137.8 million goodwill impairment on the disposed Global Preneed business from Twelve Months 2020. The decrease in total benefits, losses and expenses was also due to a $111.7 million, or 39%, decrease in policyholder benefits, a $34.3 million, or 43%, decrease in amortization of deferred acquisition costs and value of business acquired and a $23.1 million, or 37%, decrease in underwriting, general and administrative expenses, primarily because Twelve Months 2021 included only seven months of results.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net Income (Loss) from Discontinued Operations
Net loss from discontinued operations was $77.7 million for Twelve Months 2020 compared to net income from discontinued operations of $80.4 million for Twelve Months 2019. The change was primarily due to the $137.8 million after-tax impairment on the disposed Global Preneed business goodwill, lower amortization of deferred gains mainly associated with the sale of Assurant Employee Benefits, higher mortality from COVID-19, a decrease in investment income, an increase in final need policy cancellations in the disposed Global Preneed business in the fourth quarter of 2020, partly due to COVID-19, and updated assumptions for the earnings patterns of new policies. These decreases were partially offset by the absence of a $9.9 million after-tax expense related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period recorded in Twelve Months 2019.
Total Revenues
Total revenues decreased $18.4 million, or 4%, to $499.3 million for Twelve Months 2020 from $517.7 million for Twelve Months 2019, primarily due to a $17.3 million decrease in net realized gains on investments and fair value changes to equity securities mostly due to lower net unrealized gains on equity securities, a $7.1 million decrease in amortization of deferred gains mainly associated with the sale of Assurant Employee Benefits and lower investment income, mainly due to lower income from real estate and lower yielding new money fixed maturity securities purchases. The decrease was partially offset by an increase in net earned premiums and fees and other income, primarily due to growth in domestic pre-funded funeral policies in the U.S. and sales of the Final Need product.
Total Benefits, Losses and Expenses
Total benefits, losses and expenses increased $146.9 million, or 35%, to $564.8 million for Twelve Months 2020 from $417.9 million for Twelve Months 2019, primarily due to the $137.8 million impairment on the Global Preneed goodwill and an increase in policyholder benefits, mainly driven by the growth in the domestic preneed business. The increase was partially offset by a decrease in amortization of deferred acquisition costs and value of business acquired, primarily due to the absence of a $14.2 million expense recorded in Twelve Months 2019 related to an out of period adjustment for over-capitalization of deferred acquisition costs occurring over a ten-year period, partially offset by growth in the domestic preneed business and higher amortization resulting from the increase in final need policy cancellations in the disposed Global Preneed business in the fourth quarter of 2020.

Investments
We had total investments of $8.67 billion and $8.22 billion as of December 31, 2021 and 2020, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased $259.5 million during Twelve Months 2021, from $570.9 million at December 31, 2020 to $311.4 million at December 31, 2021, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2021		December 31, 2020
Aaa / Aa / A	$4,066.5	56.4%	$4,051.3	59.5%
Baa	2,719.0	37.7%	2,288.1	33.6%
Ba	333.7	4.6%	384.4	5.6%
B and lower	96.1	1.3%	91.7	1.3%
Total	$7,215.3	100.0%	$6,815.5	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Fixed maturity securities	$232.8	$228.4	$241.2
Equity securities	14.9	14.5	14.9
Commercial mortgage loans on real estate	8.9	8.2	8.3
Short-term investments	2.1	5.7	10.8
Other investments	61.0	16.6	41.4
Cash and cash equivalents	8.5	13.3	37.8
Revenue from consolidated investment entities (1)	—	56.3	119.2
Total investment income	328.2	343.0	473.6
Investment expenses	(13.8)	(20.5)	(20.3)
Expenses from consolidated investment entities (1)	—	(36.9)	(70.1)
Net investment income	$314.4	$285.6	$383.2
(1)The following table shows the revenues net of expenses from consolidated investment entities for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Investment income from direct investments in:
Real estate funds (1)	$—	$8.3	$25.1
CLO entities	—	8.0	17.0
Investment management fees	—	3.1	7.0
Net investment income from consolidated investment entities	$—	$19.4	$49.1
(1)The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively.
Net investment income increased $28.8 million, or 10%, to $314.4 million for Twelve Months 2021 from $285.6 million for Twelve Months 2020. The increase was primarily driven by higher income from other investments mostly due to higher income from sales of real estate joint venture partnerships and higher valuations in our real estate joint venture and other partnerships. Fixed maturity income increased, mostly due to higher asset levels, partially offset by lower yields. Investment expenses decreased due to prior year costs associated with the disposed Global Preneed business and one-time expenses related to the outsourcing of our real estate asset management. These increases were offset in part by a decrease in income from short-term investments and cash and cash equivalents mainly due to continued low yields.
Net investment income decreased $97.6 million, or 25%, to $285.6 million for Twelve Months 2020 from $383.2 million for Twelve Months 2019. The decrease was primarily driven by lower income from other investments, primarily due to lower income from sales of real estate joint venture partnerships and lower unrealized gains from increases in fair market value in each period, and a decrease in income from short term investments and cash and cash equivalents mainly due to lower cash yields and unfavorable foreign exchange. The decrease was also due to a reduction in income from fixed maturity securities due to lower-yielding new money bond purchases.
As of December 31, 2021, we owned $18.5 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $14.9 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
For more information on our investments, see Notes 8 and 10 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
The following section discusses our ability to generate cash flows from each of our subsidiaries, borrow funds at competitive rates and raise new capital to meet our operating and growth needs. Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1 – Business – Regulation – U.S. Insurance Regulation” and “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best. For the year ending December 31, 2022, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $475.3 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise. In 2021, the following actions were taken by the rating agencies:
A.M. Best
•In July 2021, affirmed all financial strength ratings of Assurant, Inc. and our subsidiaries, each with a stable outlook, except for Union Security Life Insurance Company of New York, whose financial strength rating was withdrawn in August 2021 at our request, following the sale of the disposed Global Preneed business.
Moody’s
•In June 2021, assigned a Baa3 rating to our new 2032 Senior Notes (as defined below) with a stable outlook.
•In August 2021, upgraded the insurance financial strength rating of American Bankers Life Assurance Company of Florida to A3 from Baa1.
•In March 2021, affirmed all other ratings with a stable outlook.
S&P
•In June 2021, assigned a BBB rating to our new 2032 Senior Notes (as defined below) with a stable outlook.
•In September 2021, affirmed all other ratings with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business – Ratings” and “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”

Holding Company
As of December 31, 2021, we had approximately $1.05 billion in holding company liquidity, $827.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $1.16 billion of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for or as a result of acquisitions or received from dispositions, were $728.6 million and $821.0 million for Twelve Months 2021 and Twelve Months 2020, respectively, which included approximately $12.0 million and $31.0 million, respectively, of dividends from subsidiaries, net of infusions, in the disposed Global Preneed business. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Twelve Months 2021 and Twelve Months 2020, we made common stock repurchases and paid dividends to our common stockholders of $1.00 billion and $454.4 million, respectively.
On January 11, 2022, the Board declared a quarterly dividend of $0.68 per common share payable on March 21, 2022 to stockholders of record as of February 28, 2022. We paid dividends of $0.68 per common share on December 20, 2021 to stockholders of record as of November 29, 2021. This represented a 3% increase to the quarterly dividend of $0.66 per common share paid on September 21, June 22, and March 15, 2021.
We paid a quarterly dividend of $1.6250 per share of MCPS on March 15, 2021 to stockholders of record as of March 1, 2021, which was the final dividend paid on the MCPS. The MCPS converted into shares of common stock in March 2021. Refer to “—Mandatory Convertible Preferred Stock” below.
Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our Subordinated Notes, we generally may not make payments on or repurchase any shares of our capital stock.
During Twelve Months 2021, we repurchased 5,337,122 shares of our outstanding common stock at a cost of $844.4 million, exclusive of commissions. In January and May 2021, the Board authorized new share repurchase programs for up to $600.0 million and $900.0 million, respectively, of our outstanding common stock. As of December 31, 2021, $842.1 million aggregate cost at purchase remained unused under the May 2021 authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
We expect to deploy capital primarily to support business growth, fund other investments and return capital to shareholders, subject to Board approval and market conditions. In addition, we completed the sale of the disposed Global Preneed business to CUNA in August 2021 for net proceeds of $1.31 billion and, as previously disclosed, we intend to return $900.0 million to shareholders through share repurchases within one year of closing. Refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
Mandatory Convertible Preferred Stock
In March 2018, we issued 2,875,000 shares of our MCPS. In March 2021, each outstanding share of MCPS converted automatically into 0.9405 shares of common stock, or 2,703,911 common shares in total plus an immaterial amount of cash in lieu of fractional shares. Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. We paid preferred stock dividends of $4.7 million and $18.7 million for Twelve Months 2021 and Twelve Months 2020, respectively. For additional information regarding the MCPS, see Note 20 to the Consolidated Financial Statements included elsewhere in this Report.

Assurant Subsidiaries
The primary sources of funds for our subsidiaries consist of premiums and fees collected, proceeds from the sales and maturity of investments and net investment income. Cash is primarily used to pay insurance claims, agent commissions, operating expenses and taxes. We generally invest our subsidiaries’ funds in order to generate investment income.
We conduct periodic asset liability studies to measure the duration of our insurance liabilities, to develop optimal asset portfolio maturity structures for our significant lines of business and ultimately to assess that cash flows are sufficient to meet the timing of cash needs. These studies are conducted in accordance with formal company-wide Asset Liability Management guidelines.
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”
Alternative asset portfolio asset allocations are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk appetite. Scenario testing of significant liability assumptions and new business projections is also performed.
Our liabilities generally do not include policyholder optionality, which means that the timing of payments is generally insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid public fixed maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of that available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the Credit Facility (as defined below).
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023	—	—	350.0	348.9
4.20% Senior Notes due September 2023	300.0	299.0	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.5	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.3	350.0	347.0
2.65% Senior Notes due January 2032	350.0	346.4	—	—
6.75% Senior Notes due February 2034	275.0	272.4	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	395.9	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,202.5		$2,252.9

In January 2021, we repaid the remaining $50.0 million outstanding aggregate principal amount of our floating rate senior notes due March 2021. In June 2021, we issued 2.65% senior notes due January 2032 with an aggregate principal amount of $350.0 million (the “2032 Senior Notes”). We used the proceeds from the issuance along with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of our 4.00% senior notes due March 2023 and paid accrued interest, related premiums, fees and expenses in July 2021.

In the next five years, we have one upcoming debt maturity in September 2023 when our 4.20% senior notes with an outstanding aggregate principal of $300.0 million are due. For additional information, see Note 19 to the Consolidated Financial Statements included elsewhere in this Report.
Credit Facility and Commercial Paper Program
In December 2021, we entered into a $500.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility replaced our prior five-year $450.0 million revolving credit facility, which terminated upon the effectiveness of the Credit Facility. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $500.0 million, which may be increased up to $700.0 million. The Credit Facility is available until December 2026, provided we are in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes.
We made no borrowings using the Credit Facility or our prior five-year $450.0 million revolving credit facility during Twelve Months 2021 and no loans were outstanding as of December 31, 2021.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $495.5 million was available as of December 31, 2021, and $4.5 million letters of credit were outstanding.
We did not use the commercial paper program during Twelve Months 2021 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2021.
Covenants
The Credit Facility contains restrictive covenants including:
(i)Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0; and
(ii)Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) $4.20 billion, (b) 25% of consolidated net income (if positive) for each fiscal quarter ending after December 31, 2021 and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities.
In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.2 million and $7.6 million of letters of credit outstanding as of December 31, 2021 and 2020, respectively.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities - continuing operations	$630.5	$1,114.3	$1,128.3
Operating activities - discontinued operations	151.2	227.7	285.1
Operating activities	781.7	1,342.0	1,413.4
Investing activities - continuing operations	302.8	(519.4)	(336.9)
Investing activities - discontinued operations	(145.2)	(215.8)	(282.9)
Investing activities	157.6	(735.2)	(619.8)
Financing activities - continuing operations	(1,089.8)	(264.8)	(179.2)
Financing activities - discontinued operations	—	—	—
Financing activities	(1,089.8)	(264.8)	(179.2)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(23.5)	19.4	(1.6)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.2	0.1	0.3
Effect of exchange rate changes on cash and cash equivalents	(23.3)	19.5	(1.3)
Net change in cash	$(173.8)	$361.5	$613.1

Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Operating Activities
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
Net cash provided by operating activities from continuing operations was $630.5 million and $1.11 billion for Twelve Months 2021 and Twelve Months 2020, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle segment. The primary factors contributing to the variance included timing of cumulative payments to a vendor related to various programs for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties and higher commission payments associated with fourth quarter 2020 premiums that were paid in first quarter 2021. The decrease was also due to the absence of a $204.9 million tax refund, including interest, related to the ability to carry back operating losses to prior periods under the CARES Act that was collected during Twelve Months 2020 and higher tax payments, net of refunds, primarily due to the gain on sale of the disposed Global Preneed business and an increase in taxable income for Twelve Months 2021. These decreases were partially offset by an increase in premiums collected in connection with the continued growth in Global Automotive.
Net cash provided by operating activities from continuing operations was $1.11 billion and $1.13 billion for Twelve Months 2020 and Twelve Months 2019, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of certain cash payments and business activities from our Global Lifestyle business. The primary factors contributing to the decrease included the absence of a prior year receipt of prepaid premiums in Japan given subsequent changes in payment terms under the program and the timing of cumulative payments to a vendor related to a program initiated in 2019 for acquiring mobile devices used to meet insurance claims or generate profits through sales to third parties. These decreases were partially offset by receipt of a $204.9 million tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the CARES Act and higher collections of premium receivable balances mostly due to timing.
Investing Activities
Net cash provided by investing activities from continuing operations was $302.8 million for Twelve Months 2021 compared to net cash used in investing activities from continuing operations of $519.4 million for Twelve Months 2020, respectively. The increase in cash provided by investing activities was primarily driven by an increase in cash from sales and maturities, net of purchases, due to the ongoing management of our investment portfolio and a reduction in net cash used for acquisitions. Twelve Months 2021 included $1.27 billion of proceeds from the sale of the disposed Global Preneed business that were mostly reinvested within our investment portfolio. Twelve Months 2020 included $135.8 million of net cash used for the AFAS acquisition, $276.8 million of net cash used for the HYLA acquisition and $51.3 million of cash outflow, net of $22.0 million of proceeds from a foreign currency hedge, for the sale of our interests in Iké. Additionally, Twelve Months 2020 included a $34.0 million cash outflow to Iké Grupo for the Iké Loan that was repaid and reflected as a net cash inflow for Twelve Months 2021. These increases were partially offset by the absence of $197.1 million of net cash provided by consolidated investment entities and a $66.2 million increase in purchases of property and equipment mostly due to continued investments in information technology supporting our core operations.
Net cash used in investing activities from continuing operations was $519.4 million and $336.9 million for Twelve Months 2020 and Twelve Months 2019, respectively. The increase in net cash used in investing activities was primarily due to $458.6 million of cash used for acquisitions, net of $135.5 million of cash acquired, partially offset by the timing of net purchases of securities in connection with collateralized loan obligations structures launched in 2019. For additional information, see Notes 3 and 4 to the Consolidated Financial Statements included elsewhere in this Report. The remaining changes were due to the ongoing management of our investment portfolio.
Financing Activities
Net cash used in financing activities from continuing operations was $1.09 billion and $264.8 million for Twelve Months 2021 and Twelve Months 2020, respectively. The increase in net cash used in financing activities was mainly due to a $542.3 million increase in share repurchases, a portion of which was funded using the proceeds from the Global Preneed sale, the issuance of the 5.25% subordinated notes due January 2061 with an aggregate principal amount of $250.0 million (the “2061 Subordinated Notes”), net of issuance costs, of $243.7 million in Twelve Months 2020, the $50.0 million repayment of our floating rate senior notes due March 2021 in first quarter 2021 and the loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023.
Net cash used in financing activities from continuing operations was $264.8 million and $179.2 million for Twelve Months 2020 and Twelve Months 2019, respectively. The increase in net cash used in financing activities was primarily due to $268.4 million of lower cash from our CIEs provided, net of repayments of borrowings to short-term warehouse facilities, primarily related to the timing of CLO structures launched in 2019. Also contributing was an increase in the repurchase of the Company’s outstanding common stock for Twelve Months 2020. These were partially offset by the issuance of the 2061 Subordinated Notes, net of issuance costs, of $243.7 million in Twelve Months 2020 and a $31.4 million loss on extinguishment of debt in connection with the tender offer of $100.0 million of our 6.75% notes due 2034 recorded in Twelve Months 2019. For additional information, see Notes 9 and 19, respectively, to the Consolidated Financial Statements included elsewhere in this Report.
Discontinued operations
Changes in cash flows from the operating and investing activities from our discontinued operations for Twelve Months 2021 as compared to Twelve Months 2020 were lower mainly due to Twelve Months 2021 including only seven months of net cash flows since the sale closed on August 2, 2021.
Cash flows provided by operating activities from our discontinued operations for Twelve Months 2020 compared to Twelve Months 2019 were lower mainly due to higher mortality in Twelve Months 2020 and an increase in final need policy cancellations in the disposed Global Preneed business in Twelve Months 2020, partially due to COVID-19.
Cash flows used in investing activities from discontinued operations for Twelve Months 2020 compared to Twelve Months 2019 were lower due to ongoing management of the investment portfolio.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Income taxes paid	$221.1	$98.5	$93.1
Interest paid on debt	109.8	103.6	103.2
Common stock dividends	157.6	154.6	151.4
Preferred stock dividends	4.7	18.7	18.7
Total	$493.2	$375.4	$366.4

Contractual Obligations and Commitments
We have contractual obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2021:

	As of December 31, 2021
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$1,224.0	$862.4	$257.1	$43.6	$60.9
Debt and related interest	4,017.0	109.2	502.7	193.2	3,211.9
Operating leases	69.4	17.4	24.4	11.5	16.1
Pension obligations and postretirement benefits (2)	538.1	71.4	114.9	105.3	246.5
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	14.1	14.1
Capital contributions to non-consolidated VIEs	38.8	38.8
Liability for unrecognized tax benefits	19.9		16.2		3.7
Total obligations and commitments	$5,921.3	$1,113.3	$915.3	$353.6	$3,539.1
(1)Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $625.7 million which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 18 to the Consolidated Financial Statements included elsewhere in this Report. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.
(2)Our pension obligations and postretirement benefits include an Assurant Pension Plan, various non-qualified pension plans (including an Executive Pension Plan) and certain life and health care benefits for retired employees and their dependents (“Retirement Health Benefits”), all of which were frozen in 2016. In February 2020, we amended the Retirement Health Benefits to terminate such plan benefits to retirees effective December 31, 2024. Due to the Assurant Pension Plan’s current overfunded status, no contributions were made during 2021 and none are expected to be made in 2022. See Note 24 to the Consolidated Financial Statements included elsewhere in this Report for more information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally, we are exposed, to a lesser extent, to foreign exchange risk.
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

Interest Rate Movement Analysis of Market Value of Fixed Maturity Securities Investment Portfolio
December 31, 2021
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$7,597.1	$7,402.0	$7,215.3	$7,036.7	$6,865.7
% change in market value from base case	5.29%	2.59%	—%	(2.48)%	(4.85)%
$ change in market value from base case	$381.8	$186.7	$—	$(178.6)	$(349.6)

December 31, 2020
	-100 bps	-50 bps	Base	50 bps	100 bps
Total market value	$7,067.4	$6,905.8	$6,815.5	$6,601.4	$6,457.2
% change in market value from base case	3.70%	1.32%	—%	(3.14)%	(5.26)%
$ change in market value from base case	$251.9	$90.3	$—	$(214.1)	$(358.3)

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

The following tables summarize the results of this analysis on our reported portfolio yield as of the dates indicated:

Interest Rate Movement Analysis of Portfolio Yield of Fixed Maturity Securities Investment Portfolio
December 31, 2021
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield	3.23%	3.39%	3.55%	3.71%	3.87%
% change in portfolio yield	(0.32)%	(0.16)%	—%	0.16%	0.32%

December 31, 2020
	-100 bps	-50 bps	Base	50 bps	100 bps
Portfolio yield	3.51%	3.63%	3.76%	3.89%	4.01%
% change in portfolio yield	(0.25)%	(0.13)%	—%	0.13%	0.25%

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
The following table presents our fixed maturity securities investment portfolio by ratings of the NRSROs as of the dates indicated:

	December 31, 2021		December 31, 2020
Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Aaa/Aa/A	$4,066.5	56.4%	$4,051.3	59.5%
Baa	2,719.0	37.7%	2,288.1	33.6%
Ba	333.7	4.6%	384.4	5.6%
B and lower	96.1	1.3%	91.7	1.3%
Total	$7,215.3	100.0%	$6,815.5	100.0%

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
We had $6.18 billion and $6.61 billion of reinsurance recoverables as of December 31, 2021 and 2020, respectively, the majority of which are protected from credit risk by various types of risk mitigation mechanisms such as trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $410.2 million as of December 31, 2021 relating to coinsurance arrangements with John Hancock related to the sale of LTC that is backed by trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, John Hancock will be required to put more assets in the trusts. We may be dependent on the financial condition of John Hancock, whose A.M. Best financial strength rating is currently A+, with a stable outlook.
As of December 31, 2021, we had $817.4 million of reinsurance recoverables from ERAC that are included in assets held for sale on our consolidated balance sheet related to the agreement to sell JALIC. A.M. Best withdrew its rating for ERAC in 2019 and there are currently no assets or other collateral backing reserves relating to the reinsurance recoverable from ERAC. General Electric Company, the ultimate parent of ERAC, has a capital maintenance agreement in place to maintain ERAC’s

RBC ratios at an acceptable regulatory level, which has been maintained in recent years through capital infusions into ERAC. For ERAC and other reinsurance recoverables that are not protected by the risk mitigation mechanisms referenced above, we are dependent on the creditworthiness of the reinsurer. See “Item 1A – Risk Factors – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers”, “Item 1A – Risk Factors – Financial Risks – Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent” and Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our international operations, mainly in Canada. We also have foreign exchange risk exposure to the British Pound, Brazilian Real, Euro, Mexican Peso and Argentine Peso. Total invested assets denominated in currencies other than the Canadian Dollar were approximately 5% and 6% of our total invested assets at December 31, 2021 and 2020, respectively.
Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currencies.
The foreign exchange risk sensitivity of our fixed maturity securities denominated in Canadian Dollars, whose balance was $423.2 million and $466.5 million of the total market value as of December 31, 2021 and 2020, respectively, on our entire fixed maturity securities portfolio is summarized in the following tables:

Foreign Exchange Movement Analysis of Market Value of Fixed Maturity Securities
December 31, 2021

Foreign exchange spot rate at December 31, 2021, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$7,173.0	$7,194.1	$7,215.3	$7,236.4	$7,257.6
% change of market value from base case	(0.59)%	(0.29)%	—%	0.29%	0.59%
$ change of market value from base case	$(42.3)	$(21.2)	$—	$21.1	$42.3

December 31, 2020

Foreign exchange spot rate at December 31, 2020, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Total market value	$6,768.9	$6,792.2	$6,815.5	$6,838.9	$6,862.1
% change of market value from base case	(0.68)%	(0.34)%	—%	0.34%	0.68%
$ change of market value from base case	$(46.6)	$(23.3)	$—	$23.4	$46.6

The foreign exchange risk sensitivity of our consolidated net income from continuing operations is assessed using hypothetical test scenarios that assume earnings in Canadian Dollars are recognized evenly throughout a period. Our actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A – Risk Factors – Financial Risks – Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.” The following tables summarize the results of this analysis on our reported net income from continuing operations for the periods indicated:

Foreign Exchange Movement Analysis of Net Income from Continuing Operations
Year Ended December 31, 2021
Foreign exchange daily average rate for the year ended December 31, 2021, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income from continuing operations	$610.8	$612.2	$613.5	$614.8	$616.2
% change of net income from base case	(0.44)%	(0.21)%	—%	0.21%	0.44%
$ change of net income from base case	$(2.7)	$(1.3)	$—	$1.3	$2.7

Year Ended December 31, 2020
Foreign exchange daily average rate for the year ended December 31, 2020, US Dollar to Canadian Dollar	-10%	-5%	0	5%	10%
Net income from continuing operations	$517.6	$519.0	$520.4	$521.8	$523.2
% change of net income from base case	(0.54)%	(0.27)%	—%	0.27%	0.54%
$ change of net income from base case	$(2.8)	$(1.4)	$—	$1.4	$2.8

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2021. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2021, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2021, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 regarding directors in our upcoming 2022 Proxy Statement (the “2022 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors” is incorporated herein by reference. The information required under this Item 10 regarding executive officers in the 2022 Proxy Statement under the caption “Executive Officers” is incorporated herein by reference. The information required under this Item 10 regarding compliance with Section 16(a) of the Exchange Act under the caption “Delinquent Section 16(a) Reports”, if included in the 2022 Proxy Statement, is incorporated herein by reference. The information required under this Item 10 regarding our Code of Business Conduct and Ethics in the 2022 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics” is incorporated herein by reference. The information required under this Item 10 regarding the Nominating and Corporate Governance Committee and the Audit Committee in the 2022 Proxy Statement under the captions “Corporate Governance – Director Nomination, Qualifications and Succession Planning”, “Corporate Governance – Board and Committee Composition, Leadership and Refreshment”, “Corporate Governance – Audit Committee” and “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 11. Executive Compensation
The information required under this Item 11 in the 2022 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” is incorporated herein by reference. The information required under this Item 11 in the 2022 Proxy Statement regarding the Compensation Committee under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 in the 2022 Proxy Statement under the captions “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 in the 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required under this Item 14 in the 2022 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants” is incorporated herein by reference.

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

4.5	Description of the Registrant’s Securities.
4.6	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.
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

10.6	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017). *
10.7	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 14, 2021). *
10.8
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.9
Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *

10.10
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.11
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.12
Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *

10.13
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.14
Amendment No. 2 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2011). *

10.15
Amendment No. 3 to the Amended and Restated Supplemental Executive Retirement Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.16
Assurant Executive Pension Plan, amended and restated, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.17
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.18
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.19
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.20
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.21
Assurant Executive 401(k) Plan, amended and restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on April 29, 2014). *

10.22
Amendment No. 1 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2017). *

10.23
Amendment No. 2 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2018). *

10.24
Form of Assurant, Inc. Change in Control Agreement, dated May 13, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 2, 2016). *

10.25	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *
10.26
Second Amended and Restated Credit Agreement, dated as of December 9, 2021, among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on December 9, 2021).

10.27
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 8, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 7, 2018). *

10.28
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 5, 2021). *

10.29
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.30
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.31
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.32
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective as of March 16, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q originally filed on May 6, 2021). *

10.33
Separation Agreement, dated as of July 16, 2020, by and between Assurant, Inc. and Robyn Price Stonehill (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on November 5, 2020). *

10.34
Equity Purchase Agreement, dated as of March 8, 2021, by and among Assurant, Inc., Interfinancial Inc., CMFG Life Insurance Company and TruStage Global Holdings, ULC (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K originally filed on March 9, 2021).

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
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Management contract or compensatory plan.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2022.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 22, 2022.

Signature	Title
/s/ KEITH W. DEMMINGS	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith W. Demmings

/s/ RICHARD S. DZIADZIO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Richard S. Dziadzio

/s/ DIMITRY DIRIENZO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dimitry DiRienzo

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Paget L. Alves

*	Director
J. Braxton Carter

*	Director
Juan N. Cento

*	Director
Harriet Edelman

*	Director
Lawrence V. Jackson

*	Director
Jean-Paul L. Montupet

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Claims and Benefits Payable Reserves for Global Lifestyle and Global Housing Short Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2021, the Company’s total liability for claims and benefits payable was $1.60 billion, which included $1.28 billion of liabilities for short duration contracts within the Global Lifestyle and Global Housing reporting segments. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
The principal considerations for our determination that performing procedures relating to the valuation of claims and benefits payable reserves for short duration insurance contracts is a critical audit matter are (i) the significant judgment by management when determining their estimates, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the actuarial methods and projected loss development factors and expected loss ratio assumptions; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2022

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of zero and $1.2 at December 31, 2021 and 2020, respectively; amortized cost – $6,903.9 and $6,245.8 at December 31, 2021 and 2020, respectively)	$7,215.3	$6,815.5
Equity securities at fair value	445.7	290.2
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $1.1 and $1.6 at December 31, 2021 and 2020, respectively)	256.5	138.3
Short-term investments	247.8	292.0
Other investments (net of allowances for credit losses of zero and $1.4 at December 31, 2021 and 2020, respectively)	506.3	686.8
Total investments	8,671.6	8,222.8
Cash and cash equivalents	2,040.8	2,207.6
Premiums and accounts receivable (net of allowances for credit losses of $9.4 and $13.3 at December 31, 2021 and 2020, respectively)	1,942.5	1,548.9
Reinsurance recoverables (net of allowances for credit losses of $5.0 and $24.6 at December 31, 2021 and 2020, respectively)	6,178.9	6,605.4
Accrued investment income	62.1	67.0
Deferred acquisition costs	8,811.0	7,388.0
Property and equipment, net	561.4	446.1
Goodwill	2,571.6	2,589.3
Value of business acquired	583.4	1,152.2
Other intangible assets, net	719.2	696.2
Other assets (net of allowances for credit losses of $2.5 and $1.8 at December 31, 2021 and 2020, respectively)	680.2	496.2
Assets held in separate accounts	11.9	11.5
Assets held for sale (Note 4)	1,076.9	13,218.7
Total assets	$33,911.5	$44,649.9
Liabilities
Future policy benefits and expenses	$413.2	$1,358.5
Unearned premiums	18,623.7	17,293.1
Claims and benefits payable	1,595.9	1,610.3
Commissions payable	692.7	699.1
Reinsurance balances payable	420.4	359.3
Funds held under reinsurance	364.2	358.6
Accounts payable and other liabilities	3,032.5	2,640.5
Debt	2,202.5	2,252.9
Liabilities related to separate accounts	11.9	11.5
Liabilities held for sale (Note 4)	1,064.8	12,111.3
Total liabilities	28,421.8	38,695.1
Commitments and contingencies (Note 27)
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, zero and 2,875,000 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively (1)	—	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 58,050,202 and 62,967,808 shares issued and 55,754,113 and 57,967,808 shares outstanding at December 31, 2021 and 2020, respectively	0.7	0.6
Additional paid-in capital	1,695.0	1,956.8
Retained earnings	4,066.8	3,548.7
Accumulated other comprehensive (loss) income	(150.0)	709.8
Treasury stock, at cost; 2,296,089 and 5,000,000 shares at December 31, 2021 and 2020, respectively	(122.8)	(267.4)
Total Assurant, Inc. stockholders’ equity	5,489.7	5,951.4
Non-controlling interest	—	3.4
Total equity	5,489.7	5,954.8
Total liabilities and equity	$33,911.5	$44,649.9
(1)Each outstanding share of mandatory convertible preferred stock converted to common stock in March 2021. Refer to Note 20 for further information.
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$8,572.1	$8,275.8	$7,958.8
Fees and other income	1,172.9	1,042.3	1,170.1
Net investment income	314.4	285.6	383.2
Net realized gains (losses) on investments (including $0.2, $(19.7) and $(2.1) of impairment-related gains (losses) for the years ended December 31, 2021, 2020 and 2019, respectively) and fair value changes to equity securities	128.2	(8.2)	57.0
Total revenues	10,187.6	9,595.5	9,569.1
Benefits, losses and expenses
Policyholder benefits	2,195.7	2,264.9	2,385.7
Amortization of deferred acquisition costs and value of business acquired	3,835.8	3,591.5	3,237.2
Underwriting, general and administrative expenses	3,240.6	3,047.9	3,186.5
Iké net losses (Note 4)	—	5.9	163.0
Interest expense	111.8	104.5	110.6
Loss on extinguishment of debt (Note 19)	20.7	—	31.4
Total benefits, losses and expenses	9,404.6	9,014.7	9,114.4
Income from continuing operations before income tax expense	783.0	580.8	454.7
Income tax expense	169.5	60.4	148.3
Net income from continuing operations	613.5	520.4	306.4
Net income (loss) from discontinued operations (Note 4)	758.9	(77.7)	80.4
Net income	1,372.4	442.7	386.8
Less: Net income attributable to non-controlling interest	—	(0.9)	(4.2)
Net income attributable to stockholders	1,372.4	441.8	382.6
Less: Preferred stock dividends	(4.7)	(18.7)	(18.7)
Net income attributable to common stockholders	$1,367.7	$423.1	$363.9
Earnings Per Common Share
Basic
Net income from continuing operations	$10.29	$8.33	$4.58
Net income (loss) from discontinued operations	$12.84	$(1.29)	$1.29
Net income attributable to common stockholders	$23.13	$7.04	$5.87
Diluted
Net income from continuing operations	$10.20	$8.22	$4.56
Net income (loss) from discontinued operations	$12.63	$(1.23)	$1.28
Net income attributable to common stockholders	$22.83	$6.99	$5.84
Share Data
Weighted average common shares outstanding used in basic per common share calculations	59,140,861	60,114,670	61,942,969
Plus: Dilutive securities	982,833	3,065,268	370,499
Weighted average common shares used in diluted per common share calculations	60,123,694	63,179,938	62,313,468

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
		(in millions)
Net income	$1,372.4	$442.7	$386.8
Other comprehensive (loss) income:
Change in net unrealized gains on securities, net of taxes of $233.7, $(64.0) and $(153.2) for the years ended December 31, 2021, 2020 and 2019, respectively (1)	(841.0)	225.6	555.9
Change in unrealized gains on derivative transactions, net of taxes of $0.7, $0.6 and $0.4 for the years ended December 31, 2021, 2020 and 2019, respectively	(2.3)	(2.4)	(1.3)
Change in foreign currency translation, net of taxes of $3.1, $3.8 and $(1.1) for the years ended December 31, 2021, 2020 and 2019, respectively	(31.3)	63.3	16.7
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(3.8), $(3.2) and $1.1 for the years ended December 31, 2021, 2020 and 2019, respectively (2)	14.8	11.8	(4.4)
Total other comprehensive (loss) income	(859.8)	298.3	566.9
Total comprehensive income	512.6	741.0	953.7
Less: Comprehensive income attributable to non-controlling interest	—	(0.9)	(4.2)
Total comprehensive income attributable to common stockholders	$512.6	$740.1	$949.5

(1)The year ended December 31, 2021 includes $0.3 million of foreign currency translation adjustments and $605.7 million of net unrealized gains on investments, for a total $606.0 million, net of taxes, that were recognized through income from discontinued operations upon the sale of the disposed Global Preneed business. Refer to Note 4 for further information.
(2)Change in year ended December 31, 2020 includes the prior service credit resulting from the February 2020 amendment of the Retirement Health Benefits Plan. Refer to Note 24 for further information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interest	Total
	(in millions, except per share amounts)
Balance, January 1, 2019	$2.9	$1.6	$4,495.6	$5,759.7	$(155.4)	$(4,992.4)	$21.9	$5,133.9
Stock plan exercises	—	—	7.1	—	—	—	—	7.1
Stock plan compensation expense	—	—	55.9	—	—	—	—	55.9
Common stock dividends ($2.43 per share)	—	—	—	(151.4)	—	—	—	(151.4)
Acquisition of common stock	—	—	(20.9)	—	—	(274.9)	—	(295.8)
Net income	—	—	—	382.6	—	—	4.2	386.8
Preferred stock dividends ($6.52 per share)	—	—	—	(18.7)	—	—	—	(18.7)
Change in equity of non-controlling interest	—	—	—	(5.8)	—	—	3.2	(2.6)
Other comprehensive income	—	—	—	—	566.9	—	—	566.9
Balance, December 31, 2019	$2.9	$1.6	$4,537.7	$5,966.4	$411.5	$(5,267.3)	$29.3	$5,682.1
Cumulative effect of change in accounting principles, net of taxes	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan exercises	—	—	8.6	—	—	—	—	8.6
Stock plan compensation expense	—	—	57.9	—	—	—	—	57.9
Common stock dividends ($2.55 per share)	—	—	—	(154.6)	—	—	—	(154.6)
Acquisition of common stock	—	—	(20.3)	—	—	(299.8)	—	(320.1)
Retirement of treasury stock	—	(1.0)	(2,626.4)	(2,672.3)	—	5,299.7	—	—
Net income	—	—	—	441.8	—	—	0.9	442.7
Preferred stock dividends ($6.50 per share)	—	—	—	(18.7)	—	—	—	(18.7)
Change in equity of non-controlling interest	—	—	—	6.5	—	—	(25.2)	(18.7)
Acquisition of non-controlling interests	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	298.3	—	—	298.3
Balance, December 31, 2020	$2.9	$0.6	$1,956.8	$3,548.7	$709.8	$(267.4)	$3.4	$5,954.8
Stock plan exercises	—	—	11.8	—	—	—	—	11.8
Stock plan compensation expense	—	—	66.7	—	—	—	—	66.7
Common stock dividends ($2.66 per share)	—	—	—	(157.6)	—	—	—	(157.6)
Acquisition of common stock	—	—	(181.6)	(691.4)	—	—	—	(873.0)
Net income	—	—	—	1,372.4	—	—	—	1,372.4
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interest	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Acquisition of non-controlling interests	—	—	(16.9)	—	—	—	—	(16.9)
Other comprehensive loss	—	—	—	—	(859.8)	—	—	(859.8)
Balance, December 31, 2021	$—	$0.7	$1,695.0	$4,066.8	$(150.0)	$(122.8)	$—	$5,489.7

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Operating activities
Net income attributable to stockholders	$1,372.4	$441.8	$382.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
(Income) loss from discontinued operations (7)	(758.9)	77.7	(80.4)
Deferred tax expense	131.7	202.4	100.8
Depreciation and amortization	171.6	142.3	125.5
Net realized (gains) losses on investments, including impairment losses	(128.2)	8.2	(57.0)
Loss on extinguishment of debt	20.7	—	31.4
Net loss on sales of businesses and buildings	—	—	17.0
Stock based compensation expense	66.7	57.9	55.9
Other intangible asset impairment	1.7	2.7	16.2
Iké related charges, net of derivative gains (1)	—	1.7	163.0
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	1,454.6	697.3	1,304.5
Premiums and accounts receivable	(424.2)	194.0	(58.5)
Commissions payable	(43.3)	171.3	102.6
Reinsurance recoverable	(445.5)	(232.3)	(404.3)
Reinsurance balance payable	81.6	2.3	25.7
Funds withheld under reinsurance	6.5	37.9	44.6
Deferred acquisition costs and value of business acquired (2)	(879.1)	(456.6)	(780.7)
Taxes receivable (3)	(157.1)	24.4	14.1
Other assets and other liabilities	163.2	(260.9)	105.0
Other	(3.9)	2.2	20.3
Net cash provided by operating activities - discontinued operations	151.2	227.7	285.1
Net cash provided by operating activities	781.7	1,342.0	1,413.4
Investing activities
Sales of:
Fixed maturity securities available for sale	1,361.8	515.4	1,729.8
Equity securities	30.4	23.8	77.4
Other invested assets	141.1	113.1	128.9
Subsidiaries, net of cash transferred (7)	1,315.6	—	—
Iké foreign currency hedge (1)	—	22.0	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	971.0	804.8	541.2
Commercial mortgage loans on real estate	19.8	26.2	18.1
Purchases of:
Fixed maturity securities available for sale	(3,007.7)	(1,503.9)	(2,183.0)
Equity securities	(57.7)	(31.5)	(73.2)
Commercial mortgage loans on real estate	(133.9)	(5.5)	—
Other invested assets (4)	(71.6)	(99.5)	(50.8)
Property and equipment and other	(187.4)	(121.2)	(110.3)
Subsidiary, net of cash transferred (5)	(16.6)	(458.6)	(7.6)
Net cash outflow related to sale of interests in Iké and termination of put/call obligations (1)	—	(73.3)	—
Consolidated investment entities:
Purchases of investments	—	(353.1)	(1,311.0)
Sale of investments	—	550.2	935.1
Change in short-term investments	(65.2)	68.8	(39.0)
Other	3.2	2.9	7.5
Net cash used in investing activities - discontinued operations	(145.2)	(215.8)	(282.9)
Net cash provided by (used in) investing activities	157.6	(735.2)	(619.8)
Financing activities
Issuance of debt, net of issuance costs (Note 19)	347.2	243.7	346.7
Repayment of debt, including tender offer premium (Note 19)	(419.8)	—	(379.6)
Issuance of collateralized loan obligation notes	—	—	398.6
Issuance of debt for consolidated investment entities	—	—	189.1
Repayment of debt for consolidated investment entities	—	(1.2)	(319.3)
Borrowing under secured revolving credit facility	—	200.0	—
Payments on secured revolving credit facility	—	(200.0)	—
Acquisition of common stock	(839.3)	(297.0)	(271.8)
Common stock dividends paid	(157.6)	(154.6)	(151.4)
Preferred stock dividends paid	(4.7)	(18.7)	(18.7)
Employee stock purchases and withholdings	(15.6)	(10.3)	19.7
Proceeds from transfer of rights to ACA recoverables (Note 4)	—	—	26.7
Proceeds repaid on transfer of rights to ACA recoverable	—	(26.7)	—
Other (6)	—	—	(19.2)
Net cash (used in) provided by financing activities - discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(1,089.8)	(264.8)	(179.2)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(23.5)	19.4	(1.6)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	0.2	0.1	0.3
Effect of exchange rate changes on cash and cash equivalents	(23.3)	19.5	(1.3)
Change in cash and cash equivalents	(173.8)	361.5	613.1
Cash and cash equivalents at beginning of period	2,228.6	1,867.1	1,254.0
Cash and cash equivalents at end of period	2,054.8	2,228.6	1,867.1
Less: Cash reclassified as held for sale (8)	(14.0)	—	—
Less: Cash and cash equivalents of discontinued operations at end of period	—	21.0	9.0
Cash and cash equivalents of continuing operations at end of period	$2,040.8	$2,207.6	$1,858.1
Supplemental information:
Income taxes paid	$221.1	$98.5	$93.1
Interest paid on debt	$109.8	$103.6	$103.2
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
(4)The year ended December 31, 2020 includes loan to Iké Grupo. Refer to Note 4 for additional information.
(5)Amounts for the year ended December 31, 2020 primarily consists of $135.8 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc. (“AFAS”), net of $39.6 million of cash acquired, $276.8 million in cash consideration for the acquisition of HYLA Mobile, Inc. (“HYLA”) net of $72.0 million of cash acquired, and $46.0 million in total cash consideration, net of $23.9 million of cash acquired for four business acquisitions within the Global Lifestyle business. Refer to Note 3 for additional information.
(6)Amounts for the year ended December 31, 2019 relates to the settlement of a contingent payable from the Company’s acquisition of certain renewal rights in a prior year.
(7)Relates to the sale of the disposed Global Preneed business, net of $27.3 million of cash transferred. For additional information, refer to Note 4.
(8)Relates to the held for sale of John Alden Life Insurance Company (“JALIC”), refer to Note 4 for further information.

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been reclassified to reflect the impacts of businesses held for sale and discontinued operations as further summarized in Note 4.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries, generally through a greater than 50% ownership of voting rights and voting interests. Equity investments in entities that the Company does not consolidate, but where the Company has significant influence or where the Company has more than a minor influence over the entity’s operating and financial policies, are accounted for under the equity method. Non-controlling interest consists of equity that is not attributable directly or indirectly to the Company. All material inter-company transactions and balances are eliminated in consolidation. In order to facilitate the Company’s closing process, financial information from certain foreign subsidiaries and affiliates is reported on a one to three-month lag.
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

Foreign Currency
For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (“AOCI”). For Canada, Argentina, Brazil, Chile and Mexico, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded in underwriting, general and administrative expenses in the consolidated statements of operations during the period in which they occur.
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities have been subject to remeasurement since July 1, 2018. For the years ended December 31, 2021, 2020 and 2019, the remeasurement resulted in $7.0 million, $7.5 million and $18.4 million, respectively, of net pre-tax losses which the Company classified within underwriting, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be variable interest entities (“VIEs”). Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company only holds non-consolidated VIEs as of December 31, 2021 and 2020. Prior to the deconsolidation in the third quarter of 2020, the consolidated collateralized loan obligation (“CLO”) entities met the definition of a collateralized financing entity. Refer to Note 4 for additional information on the sale of the Company’s CLO asset management platform.
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
For available for sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than the amortized cost basis, changes to the credit rating of the security by a nationally recognized statistical ratings organization and any adverse conditions specifically related to the security, industry or geographic area, among other factors. If this assessment indicates a potential credit loss may exist, the present value of cash flows expected to be collected are compared to the security’s amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit-related impairment exists, and a charge to income and an associated allowance for credit losses is recorded for the credit-related impairment. Any impairment not related to credit losses is recorded through other comprehensive income. The amount of the allowance for credit losses is limited to the amount by which fair value is less than the amortized cost basis. Upon recognizing a credit-related impairment, the cost basis of the security is not adjusted.
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
For available for sale fixed maturity securities that the Company intends to sell, or for which it is more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the entire impairment loss, or difference between the fair value and amortized cost basis of the security, is recognized in net realized gains (losses) on investments and fair value changes to equity securities. The new cost basis of the security is the previous amortized cost basis less the impairment recognized and is not adjusted for any subsequent recoveries in fair value.
The Company reports receivables for accrued investment income separately from fixed maturities available for sale and elected not to measure allowances for credit losses for accrued investment income as uncollectible balances are written off in a timely manner.
Equity securities that have readily determinable fair values are measured at fair value with changes in fair value recognized in net realized gains (losses) on investments and fair value changes to equity securities on the Company’s consolidated statements of operations. The Company has certain equity investments that do not have readily determinable fair values and the Company has elected the measurement alternative to carry such investments at cost, less impairment and to mark to fair value when observable prices in identical or similar investments from the same issuer occur.
Equity securities accounted for under the measurement alternative are impaired if a qualitative assessment based upon several indicators such as earnings performance, offers to sell or purchase, ability to continue as a going concern and macroeconomic factors indicates the equity investment is impaired and the fair value of the investment is less than its carrying value. If a qualitative assessment indicates impairment, a quantitative analysis, which uses probability weighted potential outcomes, is performed to determine the amount of the impairment to be recognized that result in a fair value measurement. Equity securities accounted for under the measurement alternative are included within Other investments in the consolidated balance sheets.
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
Prior to January 1, 2020, the allowance for loan loss was based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience, loan groupings that have probable and estimable losses and individually impaired loan loss analysis. A loan was considered individually impaired when it became probable that the Company would be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Indicative factors of impairment included whether the loan was current, the value of the collateral and the financial position of the borrower. If a loan was individually impaired, the Company used one of the following valuation methods based on the individual loan’s facts and circumstances to measure the impairment amount: (1) the present value of expected future cash flows, (2) the loan’s observable market price, or (3) the fair value of collateral. Changes in the allowance for loan losses was recorded in net realized losses on investments, excluding other-than-temporary impairment (“OTTI”) losses.
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
Restricted cash and cash equivalents, of $27.9 million and $14.6 million at December 31, 2021 and 2020, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements, primarily from collateral considerations.
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
Long Duration Contracts
DAC related to traditional long duration contracts such as long-term care and long-term disability insurance is amortized over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue.

For universal life insurance policies and deferred annuity contracts no longer offered, DAC is amortized in proportion to the present value of estimated gross profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. Estimated gross profits include the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 15 for further details on goodwill impairment testing for 2021.
Other Intangible Assets
Intangible assets that have finite lives, including customer contracts, customer relationships and marketing relationships, are amortized over their estimated useful lives based on the pattern in which the intangible asset is consumed, which may be other than straight-line. Estimated useful lives of finite intangible assets are required to be reassessed on at least an annual basis. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
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
Amortization expense and impairment charges for other intangible assets are included in underwriting, general and administrative expenses in the consolidated statements of operations.
Other Assets
Other assets include prepaid items, income tax receivable, deferred income tax assets, right-of-use assets, dealer loans, investments in unconsolidated entities and inventory associated with the Company’s mobile protection business.
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
The recorded reserves represent the Company’s best estimate at a point in time of the ultimate costs of settlement and administration of a claim or group of claims based upon actuarial assumptions and projections using facts and circumstances known at the time of calculation. The adequacy of reserves may be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, including: changes in the economic cycle, inflation, changes in repair costs, natural or human-made catastrophes, judicial trends, legislative changes and claims handling procedures.
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

The following table provides reserve information as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Disposed and runoff businesses (1)	$413.2	$2.2	$80.0	$7.7	$1,358.5	$4.0	$168.0	$14.4
Short Duration Contracts:
Global Lifestyle	—	17,101.9	125.1	386.7	—	15,817.9	133.7	393.9
Global Housing	—	1,516.0	256.6	508.1	—	1,467.4	180.0	471.9
Disposed and runoff businesses (1)	—	3.6	117.5	114.2	—	3.8	128.7	119.7
Total	$413.2	$18,623.7	$579.2	$1,016.7	$1,358.5	$17,293.1	$610.4	$999.9
(1)Includes businesses reported in the Corporate and Other and Global Lifestyle segments.

Long Duration Contracts
The Company’s long duration contracts, after the sale of the disposed Global Preneed business, primarily comprises run-off blocks of long-term care, long-term disability policies, universal life and deferred annuity policies.
Future policy benefits and expense reserves for universal life insurance policies and deferred annuity contracts, consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.
Future policy benefits and expense reserves for long-term care and long-term disability policies fully covered by reinsurance are equal to the present value of future benefits to policyholders plus related expenses less the present value of future net premiums. These amounts are estimated based on assumptions as to the discount, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for adverse deviations.
Claims and benefits payable for policies fully covered by reinsurance are equal to the present value of future benefit payments and related expenses. These amounts are estimated based on assumptions as to inflation, mortality, morbidity and discount rates as well as other assumptions that are based on the Company’s experience.
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
Premiums
Short Duration Contracts
The Company’s short duration contracts revenue is recognized over the contract term in proportion to the amount of insurance protection provided.
Premiums revenue from vehicle and extended service contracts are earned over the term of the contract, which are typically between three and five years, based on loss emergence experience. Mobile device protection and credit insurance are monthly policies and premium is earned on a monthly basis.
Premiums for lender-placed homeowners and flood insurance, Multifamily Housing, manufactured housing, are generally earned on a pro-rata basis over the term of the policies, which are typically over twelve months.
Premiums for the Company’s previously sold long-term care insurance and traditional life insurance contracts, which are fully reinsured, are recognized as revenue when due from the policyholder.
Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premium and are netted against net earned premiums in the consolidated statements of operations.
Long Duration Contracts
Premiums for the Company’s run-off blocks of long-term care insurance and traditional life insurance contracts are recognized as revenue when due from the policyholder. For universal life insurance and deferred annuity contracts, revenues consist of charges assessed against policy balances. All of these premiums (related to the Company’s former Fortis Financial Group and Long-Term Care businesses that were previously sold) are ceded.

Fees and Other Income
The Company derives fees and other income from providing administrative services, mobile-related services and mortgage property risk management services. These fees are recognized as the services are performed.
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
Deferred Gain on Disposal of Businesses
In March 2016, the Company sold its Assurant Employee Benefits business using coinsurance contracts. In April 2001, the Company sold its Fortis Financial Group business using a modified coinsurance contract. In March 2000, the Company sold its Long-Term Care business using a coinsurance contract. Since the form of these sales did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability in accounts payable and other liabilities. The liability is amortized and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of the respective businesses at least annually, and adjusts the pattern of recognition accordingly.
Leases
The Company records expenses for operating leases on a straight-line basis over the lease term. The Company recognizes assets and liabilities associated with leases on the consolidated balance sheet. The Company and its subsidiaries lease office space and equipment under operating lease arrangements for which the Company is the lessee. Right-of-use asset, lease liabilities and deferred rent liability related to operating leases with terms in excess of 12 months are recognized when the Company is the lessee.
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
Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The Company adopted this standard as of January 1, 2021, with no material impact on its financial position or results of operations.
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
The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions. With the sale of the disposed Global Preneed business in August 2021, the adoption of this standard expected to have no material impact on the Company’s financial position and results of operations.
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
Recognition and Measurement of Revenue Contracts with Customers Acquired in a Business Combination: In October 2021, the FASB issued guidance to improve comparability after a business combination is reported in the acquirer’s financial statements by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Generally, the acquirer will recognize the acquired contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in the acquisition accounting. Under the amended guidance, the acquirer should account for the acquired revenue contracts as if it had originated the contracts. The amendments provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.
The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendment is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.

3. Acquisitions
HYLA
On December 1, 2020, the Company acquired HYLA, a leading provider of smartphone software, trade-in and upgrade services. The total consideration was $346.9 million, comprised of a base purchase price of $325.0 million and purchase price adjustments of $21.9 million, including excess cash in the business. The Company recorded $39.5 million in net assets, $213.4 million of goodwill and $94.0 million of other intangible assets (net of deferred tax liability of $19.2 million), which are primarily customer relationships and software amortizable over 15 and 6 years, respectively.
American Financial & Automotive Services
On May 1, 2020, the Company acquired AFAS, a provider of automotive finance and insurance products and services, including vehicle service contracts, guaranteed asset protection insurance and other ancillary products. The total consideration was $176.9 million, comprised of a base purchase price of $157.5 million, contingent consideration of $1.5 million and other purchase price adjustments of $17.9 million, including excess cash in the business. The transaction resulted in $2.9 million in net liabilities, $104.0 million of goodwill and $75.8 million of other intangible assets, which are primarily dealer relationships amortizable over 15 years.

4. Dispositions and Exit Activities
Sale of Global Preneed
On August 2, 2021, the Company completed its sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”), to subsidiaries of CUNA Mutual Group (“CUNA”) for an aggregate purchase price at closing of $1.34 billion in cash. The aggregate purchase price was comprised of a base purchase price of $1.25 billion, adjusted for (i) the amount of Leakage (as defined in the Equity Purchase Agreement, dated as of March 8, 2021, by and among the Company, Interfinancial Inc., CMFG Life Insurance Company and TruStage Global Holdings, ULC (the “Equity Purchase Agreement”)) paid by the disposed Global Preneed business after December 31, 2020 and at or prior to the closing of the transaction, (ii) the amount of any Transaction Related Expenses (as defined in the Equity Purchase Agreement) paid by the disposed Global Preneed business after the closing of the transaction, (iii) the difference between the book value of certain assets in the disposed Global Preneed business’s investment portfolio as of December 31, 2020 and the value of cash paid in substitution for the fair market value of such assets by the Company and (iv) the accrual of interest on the base purchase price, as adjusted pursuant to clauses (i) to (iii), at a rate of 6%

per annum during the period beginning on January 1, 2021 and ending on the date immediately prior to the date of the closing of the transaction. The net proceeds, which is comprised of the aggregate purchase price less $37.6 million of costs to sell, were $1.31 billion. The net after-tax gain on the sale for the year ended December 31, 2021 was $720.1 million, including $606.0 million of net after-tax gains recognized from accumulated other comprehensive income.
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

The following table presents the major classes of assets and liabilities as of August 2, 2021, the date of the sale, and the major classes of assets and liabilities held for sale included in the consolidated balance sheet as of December 31, 2020.

	August 2, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$6,761.0	$6,633.5
Equity securities at fair value	112.6	113.9
Commercial mortgage loans on real estate, at amortized cost	599.0	616.0
Short-term investments	58.7	41.2
Other investments	14.8	52.0
Total investments	7,546.1	7,456.6
Cash and cash equivalents	27.3	21.0
Premiums and accounts receivable	4.2	7.5
Reinsurance recoverables	3,235.4	3,234.5
Accrued investment income	66.8	62.7
Deferred acquisition costs (1)	334.0	185.5
Property and equipment, net	49.3	47.2
Value of business acquired	3.9	4.3
Other assets	20.8	22.6
Assets held in separate accounts	2,322.1	2,176.8
Total assets held for sale	$13,609.9	$13,218.7
Liabilities
Future policy benefits and expenses	$8,921.8	$8,703.5
Unearned premiums (1)	36.6	14.9
Claims and benefits payable	1,024.2	1,049.2
Commissions payable	10.6	9.4
Reinsurance balances payable	4.1	3.1
Accounts payable and other liabilities	127.2	154.4
Liabilities related to separate accounts	2,322.1	2,176.8
Total liabilities held for sale	$12,446.6	$12,111.3
(1)Deferred acquisition costs and unearned premiums include the impact of changes in unrealized gains (losses) on the amortization.

The following table summarizes the components of net income (loss) from discontinued operations included in the consolidated statements of operations:

	Years Ended December 31,
	2021	2020	2019
Revenues
Net earned premiums	$42.6	$66.9	$61.2
Fees and other income	91.0	151.1	155.4
Net investment income	168.4	289.3	291.8
Net realized gains (losses) on investments and fair value changes to equity securities	4.2	(8.0)	9.3
Gain on disposal of businesses (1)	916.2	—	—
Total revenues	1,222.4	499.3	517.7
Benefits, losses and expenses
Policyholder benefits	172.7	284.4	269.0
Amortization of deferred acquisition costs and value of business acquired	46.2	80.5	84.9
Underwriting, general and administrative expenses	39.0	62.1	64.0
Goodwill impairment (2)	—	137.8	—
Total benefits, losses and expenses	257.9	564.8	417.9
Income (loss) from discontinued operations before income taxes	964.5	(65.5)	99.8
Provision for income taxes (3)	205.6	12.2	19.4
Net income (loss) from discontinued operations	$758.9	$(77.7)	$80.4
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

John Alden Life Insurance Company
In December 2021, the Company entered into an agreement to sell JALIC, a runoff business reported in the Corporate and Other segment. The transaction is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions. As of December 31, 2021, JALIC met the criteria for held for sale presentation as described above and, therefore, its assets and liabilities were recorded as held for sale in the consolidated balance sheet. The major classes of assets and liabilities held for sale as of December 31, 2021 included $915.8 million of future policy benefits and expenses, $881.6 million of reinsurance recoverables, $159.6 million of other investments and $117.2 million of claims and benefits payable.
Sale of Collateralized Loan Obligation Asset Management Platform
In July 2020, the Company sold its CLO asset management platform for $20.0 million in cash consideration, resulting in a net gain of $18.3 million, including costs to sell, for the year ended December 31, 2020, reported through underwriting, general and administrative expenses in the consolidated statements of operations. The Company incurred additional exit related expenses of $7.5 million for the year ended December 31, 2020, that were also included in underwriting, general and administrative expenses in the consolidated statements of operations. Prior to the sale, the CLOs were VIEs that the Company consolidated. The Company retained its direct investments in the CLOs following the sale, but deconsolidated the CLOs in third quarter 2020 since it no longer acts as collateral manager and, as a result, no longer has the power to control the CLO entities.
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
In connection with the sale, the Company provided financing to Iké Grupo in an aggregate principal amount of $34.0 million (the “Iké Loan”). In April 2021, the Iké Loan was prepaid in full.
Assurant Health Exit Activities
The Company substantially completed its exit from the health insurance market as of December 31, 2016, a process that began in 2015. Between 2014 and 2016, the Company participated in the reinsurance, risk adjustment and risk corridor programs introduced by the Patient Protection and Affordable Health Care Act of 2010 (“ACA”). In connection with these programs, the Company held a $106.7 million gross risk corridor receivable due to the Company’s participation in the risk corridor program in 2015, which was reduced by a full valuation allowance because payments from the U.S. Department of Health and Human Services were considered unlikely, resulting in no net receivable. In December 2018, the Company subsidiary that held the receivable rights, Time Insurance Company (“TIC”), was sold to a third party. In connection with the sale, the Company and TIC entered into a participation agreement (the “Participation Agreement”) in which the Company was granted a 100% participation interest in the future claim proceeds, if any, of the risk corridor receivable recovered by TIC.
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
The total allowance for credit losses for the financial assets was $18.0 million and $43.9 million as of December 31, 2021 and 2020, respectively.
The following table presents the net increases (decreases) to the allowance for credit losses as classified in the consolidated statements of operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Commercial mortgage loans on real estate	$(0.5)	$1.2
Fixed maturity securities available for sale (1)	(1.2)	1.2
Iké Loan (2)	(1.4)	1.4
Net realized gains (losses) on investments and fair value changes to equity securities	(3.1)	3.8
Underwriting, general and administrative expenses	(0.4)	3.6
Net (decrease) increase in allowance for credit losses	$(3.5)	$7.4
(1)These securities were sold during the year ended December 31, 2021. Refer to Note 8 for additional information.
(2)The Iké Loan was repaid in full during the year ended December 31, 2021. Refer to Note 4 for additional information.
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of December 31, 2021 and 2020, reinsurance recoverables totaled $6.18 billion and $6.61 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 92% were rated A- or better, 1% were rated BBB or BB and 7% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2021; and 51% were rated A- or better, 35% were rated BBB or BB, and 14% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2020.
The following table presents the changes in the allowance for credit losses by portfolio segment for reinsurance recoverables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2019	$2.5	$0.3	$—	$2.8
Cumulative effect of adoption	3.9	0.7	16.1	20.7
Current period change for credit losses	—	0.1	3.2	3.3
Recoveries	(2.5)	—	—	(2.5)
Other	—	0.3	—	0.3
Balance, December 31, 2020	3.9	1.4	19.3	24.6
Current period change for credit losses	(0.3)	(0.2)	(1.0)	(1.5)
Other	—	(0.3)	(17.8)	(18.1)
Balance, December 31, 2021	$3.6	$0.9	$0.5	$5.0

For the year ended December 31, 2021, the current period change for credit losses was $(1.5) million, primarily due to an increase in collateral held as security under the reinsurance agreements. For the year ended December 31, 2020, the current period change for credit losses was $3.3 million, primarily due to the increased risk of anticipated recoveries upon default following the recent economic impact related to COVID-19. When determining the allowance as of December 31, 2021 and 2020, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and accounts receivables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2019	$14.2	$0.2	$0.4	$14.8
Cumulative effect of adoption	1.3	0.5	—	1.8
Current period change for credit losses	0.9	2.9	0.2	4.0
Recoveries	(1.4)	—	—	(1.4)
Write-offs	(5.6)	—	—	(5.6)
Foreign currency translation	(0.3)	—	—	(0.3)
Balance, December 31, 2020	9.1	3.6	0.6	13.3
Current period change for credit losses	(0.6)	(0.1)	—	(0.7)
Recoveries	(0.1)	—	(0.6)	(0.7)
Write-offs	(1.1)	(1.1)	—	(2.2)
Foreign currency translation	(0.3)	—	—	(0.3)
Balance, December 31, 2021	$7.0	$2.4	$—	$9.4
For the year ended December 31, 2021, the current period change for credit losses was $(0.7) million. For the year ended December 31, 2020, the current period change for credit losses was $4.0 million, primarily due to an increase in past due accounts and default factors following the economic impact related to COVID-19 to reflect the expectation that future defaults will exceed historical defaults. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans
Upon adoption of the expected credit loss standard on January 1, 2020, the Company increased its allowance for credit losses from $0.3 million to $0.4 million. For the years ended December 31, 2021 and 2020, the current period change for credit losses was $(0.5) million and $1.2 million, respectively, due to an improving economic and commercial real estate outlook in 2021 following the 2020 economic impact relating to COVID-19. Refer to Notes 2 and 8 for additional information on commercial mortgage loans.
Available for Sale Securities
The Company recorded a $1.2 million allowance for credit losses on fixed maturity securities available for sale for the year ended December 31, 2020. There was no allowance for credit losses as of December 31, 2021, as these securities were sold during the year ended December 31, 2021. Refer to Notes 2 and 8 for additional information on available for sale securities.

6. Segment Information
As of December 31, 2021, the Company had three reportable segments, which are defined based on the manner in which the Company’s chief operating decision maker, the Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered: Global Lifestyle, Global Housing and Corporate and Other. The measure of segment profitability used in evaluating performance is segment net income from continuing operations. Segment net income from continuing operations of the Global Lifestyle and Global Housing reportable segments is equal to segment net operating income.
Corporate and Other includes activities of the holding company, financing and interest expenses, net realized gains (losses) on investments and fair value changes to equity securities, interest income earned from short-term investments held, income (expenses) primarily related to the Company’s frozen benefit plans, amounts related to businesses previously disposed of through reinsurance and the run-off of the Assurant Health business. Corporate and Other also includes goodwill impairments, the foreign currency gains (losses) from remeasurement of monetary assets and liabilities, changes in the fair value of derivative instruments and other expenses related to merger and acquisition activities, as well as other highly variable or unusual items other than reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums).
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
Subsequent event
In conjunction with the transition of our new CEO and chief operating decision maker, the Company changed its segment measure of profitability for its reportable segments to an Adjusted EBITDA metric, the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective January 1, 2022. In subsequent presentations, the Company will report using the new segment measure for profitability and revise prior periods required to be presented to conform with the change.

The following tables summarize selected financial information by segment for the periods indicated:

	Year Ended December 31, 2021

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$6,720.3	$1,851.8	$—	$8,572.1
Fees and other income	1,027.4	144.8	0.7	1,172.9
Net investment income	201.3	81.0	32.1	314.4
Net realized gains on investments and fair value changes to equity securities	—	—	128.2	128.2
Total revenues	7,949.0	2,077.6	161.0	10,187.6
Benefits, losses and expenses
Policyholder benefits	1,333.1	862.6	—	2,195.7
Amortization of deferred acquisition costs and value of business acquired	3,602.2	233.6	—	3,835.8
Underwriting, general and administrative expenses	2,398.5	671.4	170.7	3,240.6
Interest expense	—	—	111.8	111.8
Loss on extinguishment of debt	—	—	20.7	20.7
Total benefits, losses and expenses	7,333.8	1,767.6	303.2	9,404.6
Segment income (loss) before provision (benefit) for income taxes	615.2	310.0	(142.2)	783.0
Provision (benefit) for income taxes	130.5	65.4	(26.4)	169.5
Segment net income (loss) from continuing operations	$484.7	$244.6	$(115.8)	613.5
Net income from discontinued operations				758.9
Net income				1,372.4
Less: Net income attributable to non-controlling interest				—
Net income attributable to stockholders				1,372.4
Less: Preferred stock dividends				(4.7)
Net income attributable to common stockholders				$1,367.7

Segment assets (1)	$26,210.0	$4,131.2	$3,570.3	$33,911.5

	Year Ended December 31, 2020

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$6,442.2	$1,833.6	$—	$8,275.8
Fees and other income	895.4	143.7	3.2	1,042.3
Net investment income	194.3	72.8	18.5	285.6
Net realized losses on investments and fair value changes to equity securities	—	—	(8.2)	(8.2)
Total revenues	7,531.9	2,050.1	13.5	9,595.5
Benefits, losses and expenses
Policyholder benefits	1,412.6	852.1	0.2	2,264.9
Amortization of deferred acquisition costs and value of business acquired	3,365.9	225.6	—	3,591.5
Underwriting, general and administrative expenses	2,189.1	677.3	181.5	3,047.9
Iké net losses	—	—	5.9	5.9
Interest expense	—	—	104.5	104.5
Total benefits, losses and expenses	6,967.6	1,755.0	292.1	9,014.7
Segment income (loss) before provision (benefit) for income taxes	564.3	295.1	(278.6)	580.8
Provision (benefit) for income taxes	127.1	61.3	(128.0)	60.4
Segment net income (loss) from continuing operations	$437.2	$233.8	$(150.6)	520.4
Net loss from discontinued operations				(77.7)
Net income				442.7
Less: Net income attributable to non-controlling interest				(0.9)
Net income attributable to stockholders				441.8
Less: Preferred stock dividends				(18.7)
Net income attributable to common stockholders				$423.1

Segment assets (1)	$24,360.8	$4,014.3	$16,274.8	$44,649.9

	Year Ended December 31, 2019

	Global Lifestyle	Global Housing	Corporate and Other	Consolidated
Revenues
Net earned premiums	$6,073.7	$1,885.1	$—	$7,958.8
Fees and other income	1,020.5	148.6	1.0	1,170.1
Net investment income	250.8	95.2	37.2	383.2
Net realized gains on investments and fair value changes to equity securities	—	—	57.0	57.0
Total revenues	7,345.0	2,128.9	95.2	9,569.1
Benefits, losses and expenses
Policyholder benefits	1,516.2	869.5	—	2,385.7
Amortization of deferred acquisition costs and value of business acquired	3,015.7	221.5	—	3,237.2
Underwriting, general and administrative expenses	2,277.6	711.6	197.3	3,186.5
Iké net losses	—	—	163.0	163.0
Interest expense	—	—	110.6	110.6
Loss on extinguishment of debt	—	—	31.4	31.4
Total benefits, losses and expenses	6,809.5	1,802.6	502.3	9,114.4
Segment income (loss) before provision (benefit) for income taxes	535.5	326.3	(407.1)	454.7
Provision (benefit) for income taxes	126.2	67.6	(45.5)	148.3
Segment net income (loss) from continuing operations	$409.3	$258.7	$(361.6)	306.4
Net income from discontinued operations				80.4
Net income				386.8
Less: Net income attributable to non-controlling interest				(4.2)
Net income attributable to stockholders				382.6
Less: Preferred stock dividends				(18.7)
Net income attributable to common stockholders				$363.9
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains on securities attributable to those segments, which are all included within Corporate and Other.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia Pacific. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2021, 2020 and 2019:

Location	Revenues	Long-lived Assets
2021
United States	$8,323.2	$530.6
Foreign countries	1,864.4	30.8
Total	$10,187.6	$561.4
2020
United States	$7,633.2	$422.9
Foreign countries	1,962.3	23.2
Total	$9,595.5	$446.1
2019
United States	$7,464.7	$348.2
Foreign countries	2,104.4	42.5
Total	$9,569.1	$390.7

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment.

The Company’s net earned premiums, fees and other income by segment and product are as follows for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Global Lifestyle:
Connected Living	$3,915.8	$3,836.6	$3,768.4
Global Automotive	3,436.9	3,113.0	2,873.6
Global Financial Services and Other	395.0	388.0	452.2
Total	$7,747.7	$7,337.6	$7,094.2

Global Housing:
Lender-placed Insurance	$1,065.9	$1,052.5	$1,109.2
Multifamily Housing	482.3	451.6	429.2
Specialty and Other	448.4	473.2	495.3
Total	$1,996.6	$1,977.3	$2,033.7

7. Contract Revenues
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $1.01 billion, $714.1 million and $852.8 million for Global Lifestyle and $94.3 million, $95.6 million and $104.1 million for Global Housing for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Contract Balances
The receivables and unearned revenue under these contracts were $313.7 million and $191.5 million, respectively, as of December 31, 2021, and $257.9 million and $89.8 million, respectively, as of December 31, 2020. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2021 and 2020 that was included in unearned revenue as of December 31, 2020 and 2019 were $75.5 million and $43.3 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2021 and 2020, the Company had approximately $93.0 million and $13.8 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

8. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2021
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$83.0	$—	$2.1	$(0.1)	$85.0
States, municipalities and political subdivisions	142.2	—	7.0	(0.7)	148.5
Foreign governments	436.0	—	5.9	(4.2)	437.7
Asset-backed	411.1	—	14.2	(2.3)	423.0
Commercial mortgage-backed	466.7	—	10.3	(3.3)	473.7
Residential mortgage-backed	578.4	—	25.2	(1.7)	601.9
U.S. corporate	3,581.2	—	235.9	(14.0)	3,803.1
Foreign corporate	1,205.3	—	46.0	(8.9)	1,242.4
Total fixed maturity securities	$6,903.9	$—	$346.6	$(35.2)	$7,215.3

	December 31, 2020
	Cost or Amortized Cost	Allowances for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$90.4	$—	$3.7	$—	$94.1
States, municipalities and political subdivisions	164.4	—	11.0	(0.1)	175.3
Foreign governments	442.4	—	27.4	(0.1)	469.7
Asset-backed	251.9	—	9.4	(0.8)	260.5
Commercial mortgage-backed	266.3	—	16.5	(1.4)	281.4
Residential mortgage-backed	685.8	—	49.0	(0.2)	734.6
U.S. corporate	3,315.6	(1.2)	380.6	(4.4)	3,690.6
Foreign corporate	1,029.0	—	80.6	(0.3)	1,109.3
Total fixed maturity securities	$6,245.8	$(1.2)	$578.2	$(7.3)	$6,815.5

The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Due in one year or less	$376.9	$381.1
Due after one year through five years	2,117.3	2,200.7
Due after five years through ten years	1,892.8	1,988.5
Due after ten years	1,060.7	1,146.4
Total	5,447.7	5,716.7
Asset-backed	411.1	423.0
Commercial mortgage-backed	466.7	473.7
Residential mortgage-backed	578.4	601.9
Total	$6,903.9	$7,215.3

The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Fixed maturity securities	$232.8	$228.4	$241.2
Equity securities	14.9	14.5	14.9
Commercial mortgage loans on real estate	8.9	8.2	8.3
Short-term investments	2.1	5.7	10.8
Other investments	61.0	16.6	41.4
Cash and cash equivalents	8.5	13.3	37.8
Revenues from consolidated investment entities (1)	—	56.3	119.2
Total investment income	328.2	343.0	473.6
Investment expenses	(13.8)	(20.5)	(20.3)
Expenses from consolidated investment entities (1)	—	(36.9)	(70.1)
Net investment income	$314.4	$285.6	$383.2
(1)The following table shows the revenues net of expenses from consolidated investment entities for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Investment income (loss) from direct investments in:
Real estate funds (1)	$—	$8.3	$25.1
CLO entities	—	8.0	17.0
Investment management fees	—	3.1	7.0
Net investment income from consolidated investment entities	$—	$19.4	$49.1
(1)The investment income from the real estate funds includes income (loss) attributable to non-controlling interest $1.1 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively.

No material investments of the Company were non-income producing for the years ended December 31, 2021, 2020 and 2019.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Fixed maturity securities:
Proceeds from sales	$1,361.8	$515.4	$1,729.1
Gross realized gains	$31.9	$19.6	$24.3
Gross realized losses	(14.8)	(6.8)	(8.2)
Net realized gains (losses) on investments from sales of fixed maturity securities	$17.1	$12.8	$16.1

For securities sold at a loss during the year ended December 31, 2021, the average period of time these securities were trading continuously at a price below book value was approximately 6 months.
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Net realized gains (losses) on investments and fair value changes to equity securities related to sales and other:
Fixed maturity securities	$17.2	$12.7	$16.4
Equity securities (1) (2)	108.3	21.6	37.5
Commercial mortgage loans on real estate	0.5	(1.2)	—
Other investments	2.0	10.7	15.0
Consolidated investment entities (3)	—	(32.3)	(9.8)
Total net realized gains (losses) on investments and fair value changes to equity securities related to sales and other	128.0	11.5	59.1
Net realized gains (losses) related to impairments:
Fixed maturity securities (4)	1.2	(2.6)	(0.6)
Other investments (1)	(1.0)	(17.1)	(1.5)
Total net realized gains (losses) related to impairments	0.2	(19.7)	(2.1)
Total net realized gains (losses) on investments and fair value changes to equity securities	$128.2	$(8.2)	$57.0
(1)Gross gains of $24.3 million, $10.5 million and $13.4 million were realized on equity investments accounted for under the measurement alternative for the years ended December 31, 2021, 2020 and 2019, respectively. The carrying value of equity investments accounted for under the measurement alternative was $103.7 million and $98.7 million as of December 31, 2021 and 2020, respectively. These investments are included within other investments on the consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019, there were impairments of $1.0 million, $17.1 million, and $1.5 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the cumulative carrying value fair value increases were $43.0 million, $35.1 million and $24.6 million, respectively, the cumulative downward adjustments were $0.8 million, $0.0 million and $0.0 million, and the cumulative impairment losses were $14.9 million, $18.6 million and $1.5 million, respectively.
(2)The year ended December 31, 2021 included $85.4 million of unrealized gains from four equity positions that went public during 2021. The total fair value of these equity securities as of December 31, 2021 was $133.7 million, included in equity securities in the consolidated balance sheet. Prior to going public, these equity positions were accounted for under the equity measurement alternative guidance and reported within other investments in the consolidated balance sheet and the fair value was $48.1 million as of December 31, 2020.
(3)Consists of net realized losses from the change in fair value of the Company’s direct investment in CLOs prior to sale of the CLO asset management platform in 2020.
(4)Includes credit losses of $1.2 million on fixed maturity securities available for sale for the year ended December 31, 2020. Specific securities, for which the reserve was established, were sold during the year ended December 31, 2021, resulting in the elimination of the $1.2 million allowance for credit losses. Refer to Note 5 for additional information.

The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Net gains (losses) recognized on equity securities	$108.3	$21.6	$37.4
Less: Net realized gains (losses) related to sales of equity securities	(4.1)	6.6	(1.1)
Total fair value changes to equity securities held	$112.4	$15.0	$38.5

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$31.5	$(0.1)	$—	$—	$31.5	$(0.1)
States, municipalities and political subdivisions	48.1	(0.7)	—	—	48.1	(0.7)
Foreign governments	216.0	(4.1)	4.0	(0.1)	220.0	(4.2)
Asset-backed	257.7	(2.1)	9.8	(0.2)	267.5	(2.3)
Commercial mortgage-backed	274.8	(2.9)	2.0	(0.4)	276.8	(3.3)
Residential mortgage-backed	94.0	(1.5)	10.0	(0.2)	104.0	(1.7)
U.S. corporate	687.8	(13.1)	15.2	(0.9)	703.0	(14.0)
Foreign corporate	394.0	(8.6)	6.7	(0.3)	400.7	(8.9)
Total fixed maturity securities	$2,003.9	$(33.1)	$47.7	$(2.1)	$2,051.6	$(35.2)

	December 31, 2020
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$6.1	$(0.1)	$—	$—	$6.1	$(0.1)
Foreign governments	28.3	(0.1)	—	—	28.3	(0.1)
Asset-backed	54.5	(0.2)	37.4	(0.6)	91.9	(0.8)
Commercial mortgage-backed	28.2	(0.7)	3.3	(0.7)	31.5	(1.4)
Residential mortgage-backed	23.9	(0.1)	1.5	(0.1)	25.4	(0.2)
U.S. corporate	71.9	(2.9)	13.8	(1.5)	85.7	(4.4)
Foreign corporate	30.1	(0.3)	—	—	30.1	(0.3)
Total fixed maturity securities	$243.0	$(4.4)	$56.0	$(2.9)	$299.0	$(7.3)

Total gross unrealized losses represented approximately 2% and 2% of the aggregate fair value of the related securities as of December 31, 2021 and 2020, respectively. Approximately 94% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2021 and 2020, respectively. The total gross unrealized losses are comprised of 1,202 and 180 individual securities as of December 31, 2021 and 2020, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of December 31, 2021 and December 31, 2020 were related to non-credit factors and therefore, did not recognize credit-related losses during the year ended December 31, 2021. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2021, by contractual maturity, is shown below:

	December 31, 2021
	Cost or Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$15.3	$15.1
Due after one year through five years	443.2	436.6
Due after five years through ten years	602.9	591.3
Due after ten years	369.8	360.3
Total	1,431.2	1,403.3
Asset-backed	269.8	267.5
Commercial mortgage-backed	280.1	276.8
Residential mortgage-backed	105.7	104.0
Total	$2,086.8	$2,051.6

 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of December 31, 2021, approximately 38% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Illinois. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $9.6 million as of December 31, 2021 and from $0.1 million to $9.9 million as of December 31, 2020.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at December 31, 2021 and 2020, respectively.

	December 31, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$71.7	$5.6	$—	$—	$4.0	$99.8	$181.1	70.3%
71% to 80%	61.8	—	—	4.7	—	1.0	67.5	26.2%
81% to 95%	—	—	—	—	—	1.1	1.1	0.4%
Greater than 95%	—	—	—	—	5.8	2.1	7.9	3.1%
Total	$133.5	$5.6	$—	$4.7	$9.8	$104.0	$257.6	100.0%

	December 31, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$59.3	$5.6	$—	$—	$—	$70.5	$135.4	52.6%
1.5 to 2.0	34.1	—	—	4.7	4.0	17.5	60.3	23.4%
1.0 to 1.5	40.1	—	—	—	—	9.9	50.0	19.4%
Less than 1.0	—	—	—	—	5.8	6.1	11.9	4.6%
Total	$133.5	$5.6	$—	$4.7	$9.8	$104.0	$257.6	100.0%

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
As of December 31, 2021, the Company had mortgage loan commitments outstanding of approximately $14.1 million.
The Company had short-term investments and fixed maturity securities of $537.4 million and $587.3 million as of December 31, 2021 and 2020, respectively, on deposit with various governmental authorities as required by law.
The Company has entered into certain interest rate derivatives that qualify for hedge accounting to manage interest rate risk on the Company’s debt. See Note 19 for additional information on these derivatives. The Company also utilizes derivatives on a limited basis to limit interest rate, foreign exchange and inflation risks and bifurcates the options on certain securities where the option is not clearly and closely related to the host instrument. These derivatives do not qualify as effective hedges for accounting purposes; therefore, they are marked-to-market and the gain or loss is recorded in the statements of operations in fees and other income, underwriting, general and administrative expenses and realized gains (losses). Amounts related to derivative instruments that do not qualify for hedge accounting as of December 31, 2021 and 2020 are assets of $1.9 million and $0.4 million, respectively, liabilities of $0.3 million and $0.7 million, respectively, all of which are included in the consolidated balance sheets. The gain (loss) from derivative instruments recorded in the results of operations related to these derivatives totaled $1.3 million, $6.6 million and $(89.4) million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 4 for additional information on the Iké put/call option (which comprise the majority of the 2019 balance sheet liability and the loss from derivative instruments).

9. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs. There were no consolidated VIEs as of December 31, 2021 and 2020.
Non-Consolidated VIEs
Real Estate Joint Venture and Other Partnerships
The Company invests in real estate joint ventures and limited partnerships, as well as a closed ended real estate fund. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2021 and 2020, the Company’s maximum exposure to loss is its recorded carrying value of $249.3 million and $253.9 million, respectively. The Company’s unfunded commitments were $38.8 million as of December 31, 2021.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC, and the ADC, a modified coinsurance arrangement and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2021
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$85.0	$—		$85.0		$—
States, municipalities and political subdivisions	148.5	—		148.5		—
Foreign governments	437.7	—		437.7		—
Asset-backed	423.0	—		423.0		—
Commercial mortgage-backed	473.7	—		473.7		—
Residential mortgage-backed	601.9	—		601.9		—
U.S. corporate	3,803.1	—		3,799.7		3.4
Foreign corporate	1,242.4	—		1,238.8		3.6
Equity securities:
Mutual funds	33.3	33.3		—		—
Common stocks	151.1	15.5		0.7		134.9	(6)
Non-redeemable preferred stocks	261.3	—		261.3		—
Short-term investments	207.2	200.1	(2)	7.1		—
Other investments	72.6	72.4	(1)	—		0.2
Cash equivalents	1,243.9	1,190.9	(2)	53.0	(3)	—
Other assets	1.7	—		1.7	(4)	—
Assets held in separate accounts	11.8	7.7	(1)	4.1	(3)	—
Total financial assets	$9,198.2	$1,519.9		$7,536.2		$142.1

Financial Liabilities
Other liabilities	$76.4	$72.4	(1)	$—		$4.0	(5)
Liabilities related to separate accounts	11.8	7.7	(1)	4.1	(3)	—
Total financial liabilities	$88.2	$80.1		$4.1		$4.0

	December 31, 2020
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$94.1	$—		$94.1		$—
States, municipalities and political subdivisions	175.3	—		175.3		—
Foreign governments	469.7	0.5		468.8		0.4
Asset-backed	260.5	—		260.5		—
Commercial mortgage-backed	281.4	—		272.7		8.7
Residential mortgage-backed	734.6	—		734.6		—
U.S. corporate	3,690.6	—		3,678.6		12.0
Foreign corporate	1,109.3	—		1,105.4		3.9
Equity securities:
Mutual funds	42.3	42.3		—		—
Common stocks	15.2	13.3		0.7		1.2
Non-redeemable preferred stocks	232.7	—		231.6		1.1
Short-term investments	253.5	202.0	(2)	51.5		—
Other investments	241.3	72.9	(1)	168.3	(3)	0.1
Cash equivalents	1,558.6	1,536.6	(2)	22.0	(3)	—
Assets held in separate accounts	11.4	6.7	(1)	4.7	(3)	—
Total financial assets	$9,170.5	$1,874.3		$7,268.8		$27.4

Financial Liabilities
Other liabilities	$76.1	$72.9	(1)	$0.5	(4)	$2.7	(5)
Liabilities related to separate accounts	11.4	6.7	(1)	4.7	(3)	—
Total financial liabilities	$87.5	$79.6		$5.2		$2.7
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivatives.
(5)Includes contingent consideration liabilities and other derivatives.
(6)During 2021, the Company received $133.7 million of common stock through special purpose acquisition company mergers. See Note 8 for additional information. These equity securities are subject to lock up agreements and therefore an illiquidity discount was applied to the exchange traded price, which includes significant unobservable inputs.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Foreign governments	$0.4	$—	$—	$—	$—	$—	$(0.4)	$—
Asset-backed	—	—	—	1.5	—	—	(1.5)	—
Commercial mortgage-backed	8.7	(1.9)	0.3	—	—	—	(7.1)	—
U.S. corporate	12.0	0.2	(0.5)	0.6	(1.2)	3.4	(11.1)	3.4
Foreign corporate	3.9	—	(0.1)	—	(0.2)	1.1	(1.1)	3.6
Equity Securities
Common stock (4)	1.2	85.6	—	—	—	48.1	—	134.9
Non-redeemable preferred stocks	1.1	—	—	1.1	(2.2)	—	—	—
Other investments	0.1	0.1	—	—	—	—	—	0.2
Financial Liabilities
Other liabilities	(2.7)	(1.3)	—	—	—	—	—	(4.0)
Total level 3 assets and liabilities	$24.7	$82.7	$(0.3)	$3.2	$(3.6)	$52.6	$(21.2)	$138.1

	Year Ended December 31, 2020
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Foreign governments	$—	$—	$—	$—	$—	$0.4	$—	$0.4
Commercial mortgage-backed	11.6	(2.8)	(0.1)	—	—	—	—	8.7
Residential mortgage-backed	—	—	0.1	13.8	(1.1)	1.1	(13.9)	—
U.S. corporate	1.7	0.2	0.6	13.3	(0.4)	1.8	(5.2)	12.0
Foreign corporate	8.2	0.1	(0.5)	0.1	(0.4)	—	(3.6)	3.9
Equity Securities
Common stock	—	—	—	—	—	1.2	—	1.2
Non-redeemable preferred stocks	1.1	(4.0)	—	—	—	4.0	—	1.1
Other investments	—	—	(1.1)	—	—	2.7	(1.5)	0.1
Other assets	—	20.7	—	1.7	(22.0)	(0.2)	(0.2)	—
Financial Liabilities
Other liabilities	(0.2)	(0.4)	—	(2.5)	—	0.2	0.2	(2.7)
Total level 3 assets and liabilities	$22.4	$13.8	$(1.0)	$26.4	$(23.9)	$11.2	$(24.2)	$24.7

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
(4)$48.1 million of transfers in represents the cost basis of common stock received through special purpose acquisition company mergers.
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
While not all three approaches are applicable to all financial assets or liabilities, where appropriate, the Company may use one or more valuation techniques. For all the classes of financial assets and liabilities included in the above hierarchy, excluding certain derivatives and certain privately placed corporate bonds, the Company generally uses the market valuation technique. For certain privately placed corporate bonds and certain derivatives, the Company generally uses the income valuation technique. For the years ended December 31, 2021 and 2020, the application of the valuation technique applied to the Company’s classes of financial assets and liabilities has been consistent.
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2021 and 2020 consisted of mutual funds and related obligations, money market funds, foreign government fixed maturity securities and common stocks that are publicly listed and/or actively traded in an established market.
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
U.S. and foreign corporate: Corporate securities are priced by the Company’s pricing service using standard inputs. Non-investment grade securities within this category are priced by the Company’s pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.

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
Other assets and other liabilities: Foreign exchange forwards are priced using a pricing model which utilizes market observable inputs including foreign exchange spot rate, forward points and date to settlement.
Valuation models used by the pricing service can change from period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security.
Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2021 and 2020 consisted of $141.9 million and $27.3 million, respectively, of fixed maturity and equity securities. As of December 31, 2021, $133.7 million of the common stock equity securities are priced using a model that incorporates time to exit, discount rate and volatility to calculate fair values which include a discount associated with lock up agreements. The remaining Level 3 fixed maturity securities and equities securities as of December 31, 2021 and 2020 were priced using non-binding third-party manager quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable.
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
The fair value of the contingent consideration is estimated using a discounted cash flow model. Inputs may include future business performance, earn out caps, and applicable discount rates. A non-pricing service source prices certain derivatives using a model with inputs including the time to expiration, the notional amount, the strike price, the forward rate, implied volatility and the discount rate.
Management evaluates the following factors in order to determine whether the market for a financial asset is inactive. The factors include:
•whether there are few recent transactions,
•whether little information is released publicly,
•whether the available prices vary significantly over time or among market participants,
•whether the prices are stale (i.e., not current), and
•the magnitude of the bid-ask spread.
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2021 or 2020.
The Company generally obtains one price for each financial asset. The Company performs a periodic analysis to assess if the evaluated prices represent a reasonable estimate of the financial assets’ fair values. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company generally uses the best estimate of fair value based upon all available inputs. On infrequent occasions, a non-pricing service source may be more familiar with the market activity for a particular security than the pricing service. In these cases the price used is taken from the non-pricing service source. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize the Company’s financial assets in the fair value hierarchy.
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

In 2021 and 2020, as a result of third-party market observable transactions that were of the same issuer and determined to be similar, the Company marked certain of its equity investments accounted for under the measurement alternative to fair value. The carrying value of investments under the measurement alternative marked to fair value on a non-recurring basis as of December 31, 2021 and 2020 was $41.8 million and $14.1 million, respectively. Given the significant unobservable inputs involved in valuation of these investments, they are classified in Level 3 of the fair value hierarchy. Generally, these valuations utilize the market approach, or an option pricing model backsolve method, which is a valuation approach that can be used to determine the value of common shares for companies with complex capital structures in which there have not been any recent transactions involving common shares. Inputs include capitalization tables, investment past and future performance projections, time to exit, discount rate and volatility based upon an appropriate industry group. For the year ended December 31, 2021, the Company recorded fair value increases of $25.1 million related to four market observable transactions of four investments and a fair value decrease of $0.8 million related to one market observable transaction. For the year ended December 31, 2020, the Company recorded fair value increases of $10.5 million related to two market observable transactions for one investment.
In 2021 and 2020, as a result of a qualitative analysis indicating an impairment existed, the Company performed a quantitative analysis utilizing a probability weighted scenario model and determined certain investments were impaired. Model inputs include capitalization tables, investment past and future company performance projections, and discount rate. Based upon model outputs, impairments of $1.0 million and $17.1 million were recorded for the years ended December 31, 2021 and 2020, respectively.
Refer to Note 15 for the results of the 2021 goodwill impairment testing.
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
The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$256.5	$266.0	$—	$—	$266.0
Other investments	4.2	4.2	2.0	—	2.2
Other assets	24.9	24.9	—	—	24.9
Total financial assets	$285.6	$295.1	$2.0	$—	$293.1

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.5	$9.6	$—	$—	$9.6
Funds held under reinsurance	364.2	364.2	364.2	—	—
Debt	2,202.5	2,456.3	—	2,456.3	—
Total financial liabilities	$2,575.2	$2,830.1	$364.2	$2,456.3	$9.6

	December 31, 2020
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$138.3	$152.3	$—	$—	$152.3
Other investments	52.1	52.1	14.4	—	37.7
Other assets	23.3	23.3	—	—	23.3
Total financial assets	$213.7	$227.7	$14.4	$—	$213.3

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$70.6	$85.4	$—	$—	$85.4
Funds held under reinsurance	358.6	358.6	358.6	—	—
Debt	2,252.9	2,540.0	—	2,540.0	—
Total financial liabilities	$2,682.1	$2,984.0	$358.6	$2,540.0	$85.4
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
11. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2021	2020
Insurance premiums receivable	$1,878.0	$1,484.2
Other receivables	73.9	78.0
Allowance for credit losses	(9.4)	(13.3)
Total	$1,942.5	$1,548.9

12. Income Taxes
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Pre-tax income:
Domestic	$629.7	$443.1	$414.7
Foreign	153.3	137.7	40.0
Total pre-tax income	$783.0	$580.8	$454.7

	Years Ended December 31,
	2021	2020	2019
Current expense (benefit):
Federal and state	$1.7	$(180.8)	$(7.8)
Foreign	36.1	38.8	55.3
Total current expense (benefit)	37.8	(142.0)	47.5
Deferred expense (benefit):
Federal and state	123.4	192.0	98.0
Foreign	8.3	10.4	2.8
Total deferred expense (benefit)	131.7	202.4	100.8
Total income tax expense (benefit)	$169.5	$60.4	$148.3

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Federal income tax rate:	21.0%	21.0%	21.0%
Reconciling items:
Non-taxable investment income	(0.2)	(0.2)	(0.5)
Foreign earnings (1)	1.0	1.4	1.0
Non-deductible compensation	0.7	0.7	0.8
Change in liability for prior year tax	(0.4)	(0.5)	0.1
Change in valuation allowance (2)	(0.2)	1.2	10.7
Net operating loss carryback - CARES Act (3)	—	(13.7)	—
Other	(0.3)	0.5	(0.5)
Effective income tax rate:	21.6%	10.4%	32.6%

(1)Results for 2021, 2020, and 2019 primarily include the impact of foreign earnings taxed at different rates.
(2)The change in valuation allowance in 2019 is primarily related to the valuation allowance of $49.7 million established on the deferred taxes that arose related to losses incurred on our investment in Iké. The change in valuation allowance in 2020 is primarily related to an additional valuation allowance of $6.7 million related to Iké.
(3)The CARES Act includes a five year net operating loss (“NOL”) carryback provision, which enabled the Company to benefit from certain losses and remeasure certain deferred tax assets and liabilities at the former federal tax rate of 35%. In 2020, the Company recorded a tax benefit related to the NOL carryback provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$(15.6)	$(12.5)	$(11.8)
Additions based on tax positions related to the current year	(0.6)	(0.5)	(0.5)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(5.9)	(2.7)	(0.4)
Reductions for tax positions of prior years	3.6	0.1	0.2
Lapses	—	—	—
Balance at end of year	$(18.5)	$(15.6)	$(12.5)

Total unrecognized tax benefits of $19.9 million, $17.9 million and $14.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $(0.1) million, $1.5 million and $0.7 million, respectively, of interest expense (benefit) related to income tax matters. The Company had $1.7 million, $1.8 million and $0.8 million of interest accrued as of December 31, 2021, 2020 and 2019, respectively. The Company had no penalties accrued as of December 31, 2021 and $0.8 million of penalties accrued as of December 31, 2020 and 2019.
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
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2021	2020
Deferred Tax Assets
Policyholder and separate account reserves	$642.2	$720.6
Net operating loss carryforwards	78.8	53.8
Investments, net	9.4	7.3
Credit carryforwards	26.3	32.8
Employee and post-retirement benefits	17.3	25.5
Compensation related	37.5	29.8
Capital loss carryforwards	0.3	9.8
Other	47.1	47.6
Total deferred tax assets	858.9	927.2
Less valuation allowance	(25.1)	(27.6)
Deferred tax assets, net of valuation allowance	833.8	899.6
Deferred Tax Liabilities
Deferred acquisition costs	(1,325.8)	(1,266.5)
Net unrealized appreciation on securities	(90.1)	(126.5)
Intangible assets	(101.1)	(106.0)
Total deferred tax liabilities	(1,517.0)	(1,499.0)
Net deferred income tax liabilities	$(683.2)	$(599.4)

A cumulative valuation allowance of $25.1 million existed as of December 31, 2021 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2021	2020
Federal net operating loss carryforwards (1)	$203.6	$66.8
Foreign net operating loss carryforwards (2)	$142.1	$162.4
(1)Of the $203.6 million as of December 31, 2021, $135.1 million of net operating losses expires between 2035 and 2041, and $68.5 million has an unlimited carryforward.

(2)Of the $142.1 million as of December 31, 2021, $45.6 million expires between 2022 and 2037, and $96.5 million has an unlimited carryforward.

13. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2021	2020	2019
Beginning balance	$7,388.0	$6,121.5	$4,203.4
Costs deferred	4,691.0	4,022.9	4,022.0
Amortization	(3,268.0)	(2,756.4)	(2,103.9)
Ending balance	$8,811.0	$7,388.0	$6,121.5

14. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2021	2020
Land	$10.0	$10.0
Buildings and improvements	235.5	240.1
Furniture, fixtures and equipment	129.9	123.9
Software	541.6	406.5
Total	917.0	780.5
Less accumulated depreciation	(355.6)	(334.4)
Total	$561.4	$446.1

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 amounted to $73.8 million, $56.1 million and $51.8 million, respectively. Depreciation expense is included in underwriting, general and administrative expenses in the consolidated statements of operations.

15. Goodwill
The Company has assigned goodwill to its reporting units for impairment testing purposes. The Company has four reporting units consisting of three reporting units within the Global Lifestyle operating segment, including Connected Living, Global Automotive and Global Financial Services and Other, as well as Global Housing (whereby the reporting unit for impairment testing was at the operating segment level). The Corporate and Other segment is not assigned any goodwill.
Quantitative Impairment Testing
For the annual October 1, 2021 goodwill impairment test, the Company performed quantitative tests for all reporting units with goodwill (Connected Living, Global Automotive, Global Financial Services and Other and Global Housing).
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
While DDM and Guideline Company valuation methodologies were considered in assessing fair value, the DDM was weighted more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise, and also considering the lack of directly-comparable peer companies. Based on the quantitative assessment performed as of October 1, 2021, the Company concluded that the estimated fair values of each reporting unit exceeded their respective book values and therefore determined that goodwill was not impaired.
A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Consolidated
Balance at December 31, 2019 (2)	$1,825.9	$379.5	$2,205.4
Acquisitions (3)	374.6	—	374.6
Foreign currency translation and other	9.3	—	9.3
Balance at December 31, 2020 (2)	2,209.8	379.5	2,589.3
Acquisitions (3)	(10.4)	—	(10.4)
Foreign currency translation and other	(7.3)	—	(7.3)
Balance at December 31, 2021 (2)	$2,192.1	$379.5	$2,571.6

(1)As of December 31, 2021, $698.7 million, $1,420.5 million and $72.9 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively. As of December 31, 2020, $715.2 million, $1,421.3 million and $73.3 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services and Other reporting unit, respectively.
(2)Consolidated goodwill reflects 1,405.9 million of accumulated impairment losses at December 31, 2021 and 2020, respectively, and $1,268.1 million of accumulated impairment losses at December 31, 2019.
(3)Includes goodwill from the HYLA and AFAS acquisitions (refer to Note 3), as well as goodwill from several less significant transactions. The change during the year ended December 31, 2021, includes the application of measurement period adjustments, mainly related to the HYLA acquisition.

16. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$1,152.2	$1,993.7	$3,140.8
Additions (adjustments)	—	—	(4.0)
Amortization, net of interest accrued	(567.9)	(835.7)	(1,121.0)
Foreign currency translation and other	(0.9)	(5.8)	(22.1)
Ending balance	$583.4	$1,152.2	$1,993.7
As of December 31, 2021, the outstanding VOBA balance is related to the 2018 acquisition of TWG within the Global Lifestyle segment.
As of December 31, 2021, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2022	$322.5
2023	177.8
2024	76.2
2025	3.3
2026	1.4
Thereafter	2.2
Total	$583.4

Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2021			2020
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Customer related	$617.4	$(329.7)	$287.7	$519.5	$(306.2)	$213.3
Contract based (1)	420.3	(76.5)	343.8	432.0	(51.0)	381.0
Technology based	121.7	(39.5)	82.2	117.6	(22.3)	95.3
Marketing related	10.3	(4.8)	5.5	10.1	(3.5)	6.6
Total	$1,169.7	$(450.5)	$719.2	$1,079.2	$(383.0)	$696.2
(1)As of December 31, 2021 and 2020, contract based intangibles included $12.1 million of indefinite-lived intangible assets.

Total amortization of other intangible assets for the years ended December 31, 2021, 2020 and 2019 was $88.9 million, $73.9 million and $62.2 million, respectively.
Other intangible assets that have finite lives, including customer related, contract based, technology based and marketing related, are amortized over their useful lives.
The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Amount
2022	$98.1
2023	97.9
2024	93.8
2025	89.6
2026	78.4
Thereafter	249.3
Total other intangible assets with finite lives	$707.1

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
Total IBNR reserves are determined by subtracting case basis incurred losses from the ultimate loss and loss adjustment expense estimates. Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods employed by the Company include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson methods. Reportable catastrophe losses are analyzed and reserved for separately using a frequency and severity approach. The methods involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, loss development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and an estimate of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors and is typically more applicable to products experiencing greater variability in incurred to paid ratios.

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

The best estimate of ultimate loss and loss adjustment expenses is generally selected from a blend of methods that are applied consistently each period. There have been no significant changes in the methodologies and assumptions utilized in estimating the liability for unpaid loss and loss adjustment expenses for any of the periods presented.

	Years Ended December 31,
	2021	2020	2019
Claims and benefits payable, at beginning of year	$1,610.3	$1,613.1	$1,606.3
Less: Reinsurance ceded and other	(849.4)	(855.1)	(874.2)
Net claims and benefits payable, at beginning of year	760.9	758.0	732.1
Incurred losses and loss adjustment expenses related to:
Current year	2,202.2	2,305.4	2,401.6
Prior years	(6.5)	(40.5)	(15.9)
Total incurred losses and loss adjustment expenses	2,195.7	2,264.9	2,385.7
Paid losses and loss adjustment expenses related to:
Current year	1,679.2	1,770.6	1,857.3
Prior years	505.1	491.4	502.5
Total paid losses and loss adjustment expenses	2,184.3	2,262.0	2,359.8
Transfer to liabilities held for sale (Note 4)	(2.0)	—	—
Net claims and benefits payable, at end of year	770.3	760.9	758.0
Plus: Reinsurance ceded and other (1)	825.6	849.4	855.1
Claims and benefits payable, at end of year (1)	$1,595.9	$1,610.3	$1,613.1
(1)Includes reinsurance recoverables and claims and benefits payable of $143.8 million, $95.8 million and $86.8 million as of December 31, 2021, 2020 and 2019, respectively, which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2021	2020	2019
Global Lifestyle	$(35.2)	$(27.6)	$(24.0)
Global Housing	36.5	(8.0)	13.6
All Other	(7.8)	(4.9)	(5.5)
Total	$(6.5)	$(40.5)	$(15.9)

The Company experienced net favorable loss development in each of the years ended December 31, 2021, 2020 and 2019. Global Lifestyle experienced similar amounts of net favorable development in 2021, 2020 and 2019 of $35.2 million, $27.6 million, and $24.0 million, respectively. Global Housing experienced net unfavorable loss development of $36.5 million in 2021 primarily due to reserve strengthening for small commercial liability claims in runoff from accident years 2018 and 2019 and from lender-placed homeowners insurance due to longer claim settlement lags and inflationary impacts. Global Housing experienced net favorable development of $8.0 million in 2020 primarily attributable to prior year reportable catastrophes. Global Housing experienced net unfavorable development in 2019 primarily due to higher than expected losses from Hurricane Maria (2017). A more detailed explanation of the claims development from Global Lifestyle and Global Housing is presented below, including claims development by accident year. Reserves for the longer-tail property and casualty coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for claims incurred in prior years.
The following tables represent the Global Lifestyle and Global Housing segments’ incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2021. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances.
The following factors are relevant to the loss development information included in the tables below:

•Table Presentation: The tables are organized by accident year. For certain categories of claims and for reinsurance recoverables, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables below. Predominantly, the Company writes short-tail lines that are written on an occurrence basis. Five years of claims development information is provided since most of the claims are fully developed after five years, as shown in the average payout ratio tables.
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
•Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rates at December 31, 2021. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
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
•Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2021 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.
Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2021
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021
2017	$1,201.9	$1,178.6	$1,178.3	$1,178.4	$1,178.4	$0.2	10,230,625
2018		1,374.5	1,350.2	1,343.8	1,343.4	1.9	9,722,793
2019			1,522.2	1,502.2	1,498.7	6.0	10,119,630
2020				1,455.2	1,424.0	8.6	10,104,237
2021					1,348.8	152.6	9,452,388
				Total	$6,793.3

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021
2017	$980.7	$1,163.9	$1,170.5	$1,172.7	$1,174.6
2018		1,149.6	1,324.5	1,334.4	1,337.6
2019			1,297.3	1,481.8	1,488.9
2020				1,229.8	1,407.1
2021					1,120.9
Total					$6,529.1
Outstanding claims and benefits payable before 2017, net of reinsurance					8.8
Claims and benefits payable, net of reinsurance					$273.0

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
85.6%	13.4%	0.6%	0.2%	0.2%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

Using the December 31, 2021 foreign exchange rates for all years, Global Lifestyle experienced $35.2 million of net favorable loss development for the year ended December 31, 2021, compared to net favorable loss development of $27.6 million and $24.0 million for the years ended December 31, 2020 and 2019, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2017. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
For the year ended December 31, 2021, the net favorable development from Global Lifestyle was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. The release of reserves associated with potential COVID-19-related claims that have not materialized was a contributing factor. For the year ended December 31, 2020, the net favorable development from Global Lifestyle was also attributable to nearly all lines of business across most of the Company’s regions. Growth in new business contributed to the net favorable development in 2020, as more claims data supported an adjustment to initial loss estimates. Growth areas that contributed to the net favorable development included vehicle service contracts sold in North America and extended service contracts sold across Asia Pacific. For the year ended December 31, 2019, favorable development was primarily from mobile device protection products and extended service contract products written in North America. In particular, new mobile business was favorable relative to prior expectations.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year were $(0.7) million, $0.5 million, and $(0.4) million for the years ended December 31, 2021, 2020 and 2019, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2021
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021
2017	$964.5	$976.2	$991.1	$986.6	$990.0	$5.8	252,679
2018		918.1	916.3	916.3	926.1	8.1	202,534
2019			854.1	852.0	870.7	30.5	202,734
2020				858.5	861.9	61.0	209,337
2021					842.7	224.8	193,319
				Total	$4,491.4

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2017 Unaudited	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021
2017	$700.7	$902.0	$942.8	$962.8	$978.3
2018		622.5	854.6	893.6	908.9
2019			546.3	762.7	818.4
2020				557.0	770.9
2021					547.6
Total					$4,024.1
Outstanding claims and benefits payable before 2017, net of reinsurance					5.0
Claims and benefits payable, net of reinsurance					$472.3

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
67.3%	24.2%	5.0%	1.9%	1.6%
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

For the year ended December 31, 2021, Global Housing experienced $36.5 million of net unfavorable loss development, compared to net favorable loss development of $8.0 million and net unfavorable loss development of $13.6 million for the years ended December 31, 2020 and 2019, respectively. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2017. For the year ended December 31, 2021, the net unfavorable development for Global Housing was attributable to $21.9 million from small commercial, $14.2 million from lender-placed homeowners insurance, and $7.0 million from sharing economy products, partially offset by net favorable development from other products. The Company stopped writing new small commercial business in 2019 and the claims are in runoff. Reserves were strengthened for the 2018 and 2019 accident years following unfavorable trends in case-incurred development on prior reported liability claims and social inflation concerns. The net unfavorable development for lender-placed homeowners insurance was primarily attributable to accident year 2020 and was impacted by longer claim settlement lags for water damage claims and inflation. The net unfavorable development for sharing economy products was due to reserve strengthening associated with prior reported claims and was across multiple accident years. For the year ended December 31, 2020, the net favorable development for Global Housing was primarily attributable to a reserve release from Hurricane Maria (2017) in response to settling claims for less than expected. This follows two years of reserve increase for Maria, where severity trends had been outpacing initial assumptions. Net development excluding reportable catastrophes was flat as favorable claim frequency trends on lender-placed homeowners insurance and other products were offset by unfavorable development from sharing economy products. For the year ended December 31, 2019, Global Housing experienced net unfavorable development in accident year 2017, due to rising severity trends from Hurricane Maria leading to an $11.3 million increase.

Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2021
Net outstanding liabilities
Global Lifestyle	$273.0
Global Housing	472.3
Other short-duration insurance lines (1)	15.2
Disposed business short-duration insurance lines (Assurant Health)	0.7
Claims and benefits payable, net of reinsurance	761.2

Reinsurance recoverable on unpaid claims
Global Lifestyle (2)	428.0
Global Housing	289.2
Other short-duration insurance lines (1)	2.5
Disposed business short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	18.1
Total reinsurance recoverable on unpaid claims	737.8

Insurance lines other than short-duration (3)	87.7
Unallocated claim adjustment expense	9.2
Total claims and benefits payable	$1,595.9
(1)Asbestos and pollution reserves represents $17.9 million of the other short-duration insurance lines, with $2.5 million recoveries.
(2)Disposed of property and casualty business represents $190.6 million of the $428.0 million in reinsurance recoverables for Global Lifestyle.
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

18. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of the dates indicated:

	December 31,
	2021	2020
Ceded future policyholder benefits and expense	$338.4	$1,133.8
Ceded unearned premium	4,950.0	4,565.4
Ceded claims and benefits payable	821.8	846.2
Ceded paid losses	68.7	60.0
Total	$6,178.9	$6,605.4

A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for the reinsurers in new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2021 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$328.5	$82.5	$287.6	$10.7	$709.3
A or A-	4.4	117.8	61.5	13.0	196.7
B++ or B+	5.5	17.9	2.3	0.1	25.8
Not Rated (1)	0.4	4,735.1	471.6	45.0	5,252.1
Total	338.8	4,953.3	823.0	68.8	6,183.9
Less: Allowance	(0.4)	(3.3)	(1.2)	(0.1)	(5.0)
Net reinsurance recoverable	$338.4	$4,950.0	$821.8	$68.7	$6,178.9
(1)Not Rated ceded claims and benefits payable included reinsurance recoverables of $143.8 million as of December 31, 2021 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

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
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2021			2020			2019
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$96.6	$15,813.5	$15,910.1	$35.5	$14,876.5	$14,912.0	$38.4	$13,982.8	$14,021.2
Premiums assumed	—	168.5	168.5	—	133.3	133.3	—	212.8	212.8
Premiums ceded	(88.5)	(7,418.0)	(7,506.5)	(26.4)	(6,743.1)	(6,769.5)	(27.6)	(6,247.6)	(6,275.2)
Net earned premiums	$8.1	$8,564.0	$8,572.1	$9.1	$8,266.7	$8,275.8	$10.8	$7,948.0	$7,958.8
Direct policyholder benefits	$322.2	$5,949.2	$6,271.4	$91.3	$5,581.6	$5,672.9	$198.8	$5,336.1	$5,534.9
Policyholder benefits assumed	—	139.1	139.1	—	122.3	122.3	—	212.9	212.9
Policyholder benefits ceded	(315.0)	(3,899.8)	(4,214.8)	(84.9)	(3,445.4)	(3,530.3)	(190.3)	(3,171.8)	(3,362.1)
Net policyholder benefits	$7.2	$2,188.5	$2,195.7	$6.4	$2,258.5	$2,264.9	$8.5	$2,377.2	$2,385.7

The Company had zero and $168.4 million of invested assets held in trusts or by custodians as of December 31, 2021 and 2020, respectively, for the benefit of others related to certain reinsurance arrangements.
The Company utilizes ceded reinsurance for loss protection and capital management, client risk and profit sharing and business divestitures.
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
Business Divestitures
The Company has used reinsurance to sell certain businesses in the past because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts. If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts and/or the separate accounts, if any, would be insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverables relating to these divestitures amounted to $625.7 million as of December 31, 2021, of which $410.2 million was attributable to John Hancock, which reinsures the long-term care business and has an A.M. Best financial strength rating of A+ with a stable outlook.
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
As of December 31, 2021, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of John Hancock and the Company has not been obligated to fulfill any of its obligations. John Hancock has paid its obligations when due and there have been no disputes.
JALIC Reinsurance Recoverables
Most of the $881.6 million reinsurance recoverables balance for JALIC, which is included in assets held for sale as of December 31, 2021 as described in Note 4, is reinsured with Employers Reassurance Corporation (“ERAC”), which is uncollateralized. A.M. Best withdrew its rating for ERAC in 2019. General Electric Company, the ultimate parent of ERAC, has a capital maintenance agreement in place to maintain ERAC’s risk-based capital (“RBC”) ratios at an acceptable regulatory level, which has been maintained in recent years through capital infusions into ERAC.

19. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Floating Rate Senior Notes due March 2021 (1)	$—	$—	$50.0	$50.0
4.00% Senior Notes due March 2023 (2)	—	—	350.0	348.9
4.20% Senior Notes due September 2023	300.0	299.0	300.0	298.4
4.90% Senior Notes due March 2028	300.0	297.5	300.0	297.2
3.70% Senior Notes due February 2030	350.0	347.3	350.0	347.0
2.65% Senior Notes due January 2032	350.0	346.4	—	—
6.75% Senior Notes due February 2034	275.0	272.4	275.0	272.3
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (3)	400.0	395.9	400.0	395.4
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	243.7
Total Debt		$2,202.5		$2,252.9
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

For the years ended December 31, 2021, 2020 and 2019, interest expense was $111.8 million, $104.5 million and $110.6 million, respectively. Interest expense includes derivative related activities described in the interest rate derivatives section below. There was $33.9 million and $31.8 million of accrued interest at December 31, 2021 and 2020, respectively.
Debt Issuances
Senior Notes
2032 Senior Notes: In June 2021, the Company issued senior notes with an aggregate principal amount of $350.0 million, which bear interest at a rate of 2.65% per year, mature in January 2032 and were issued at a 0.158% discount to the public (the “2032 Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. Prior to October 15, 2031, the Company may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
In July 2021, the Company used the net proceeds from the sale of the 2032 Senior Notes, together with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of its 4.00% senior notes due March 2023 and to pay accrued interest, related premiums, fees and expenses, including a loss on extinguishment of debt of $20.7 million for the year ended December 31, 2021.
2030 Senior Notes: In August 2019, the Company issued senior notes with an aggregate principal amount of $350.0 million, which bear interest at a rate of 3.70% per year, mature in February 2030 and were issued at a 0.035% discount to the public (the “2030 Senior Notes”). Interest is payable semi-annually in arrears beginning in February 2020. Prior to November 2029, the Company may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.
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
In March 2018, the Company issued the following three series of senior notes with an aggregate principal amount of $900.0 million:
•2021 Senior Notes: The first series of senior notes was $300.0 million in principal amount, bore a floating interest rate equal to three-month LIBOR plus 1.25% and was to mature in March 2021. Interest on the 2021 Senior Notes was payable quarterly. Commencing on or after March 2019, the Company could redeem the 2021 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In August 2019, the Company redeemed $250.0 million of the $300.0 million then outstanding aggregate principal amount of the 2021 Senior Notes, plus accrued and unpaid interest to the redemption date. In January 2021, the Company redeemed the remaining $50.0 million outstanding aggregate principal amount of the 2021 Senior Notes, plus accrued and unpaid interest to the redemption date, in advance of the original maturity in March 2021.
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
The interest rate payable on each of the 2023 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

Rating Agencies
Rating Levels	Moody’s (1)	S&P (1)	Interest Rate Increase (2)
1	Ba1	BB+	25 basis points
2	Ba2	BB	50 basis points
3	Ba3	BB-	75 basis points
4	B1 or below	B+ or below	100 basis points
(1)Including the equivalent ratings of any substitute rating agency.
(2)Applies to each rating agency individually.
In March 2013, the Company issued two series of senior notes, one of which was repaid at maturity in March 2018. The second series was $350.0 million in aggregate principal amount, was issued at a 0.365% discount to the public, bore interest at 4.00% per year and was to mature in March 2023 (the “2023 Senior Notes”). In July 2021, we used the proceeds from the issuance of the 2032 Senior Notes, along with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount of the 2023 Senior Notes. A loss on extinguishment of debt of $20.7 million was reported for the year ended December 31, 2021.
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
Subordinated Notes
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
Credit Facility and Commercial Paper Program
In December 2021, the Company entered into a $500.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility replaced the Company’s prior five-year $450.0 million revolving credit facility, which terminated upon the effectiveness of the Credit Facility. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $500.0 million, which may be increased up to $700.0 million. The Credit Facility is available until December 2026, provided the Company is in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the Company’s commercial paper program or for general corporate purposes.
The Company made no borrowings using the Credit Facility or its prior five-year $450.0 million revolving credit facility during the year ended December 31, 2021 and no loans were outstanding as of December 31, 2021.
In March 2020, the Company drew down $200.0 million from its prior five-year $450.0 million revolving credit facility as a precautionary measure due to the uncertainty caused by the COVID-19 pandemic. The loan bore a floating interest rate equal to three-month LIBOR plus 1.50% per annum for the initial interest period ending in June 2020 and then bore a floating interest rate equal to one-month LIBOR plus 1.50% per annum for an additional month. The Company repaid the full $200.0 million loan in July 2020. Total interest expense on the $200.0 million draw for the year ended December 31, 2020 was $1.7 million.

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $495.5 million was available at December 31, 2021, and $4.5 million letters of credit were outstanding.
The Company did not use the commercial paper program during the years ended December 31, 2021 or 2020 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2021 or 2020.
Covenants
The Credit Facility contains restrictive covenants including:
(i)Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0, subject to certain exceptions; and
(ii)Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) $4.20 billion, (b) 25% of consolidated net income (if positive) for each fiscal quarter ending after December 31, 2021 and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities.
In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the 2048 Subordinated Notes on an effective yield basis. The amortization of the deferred gain was $3.0 million for the years ended December 31, 2021, 2020 and 2019. The remaining deferred gain as of December 31, 2021 and 2020 was $15.6 million and $18.6 million, respectively.

20. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2021	2020	2019
Shares of common stock outstanding, beginning	57,967,808	59,945,893	61,908,979
Vested restricted stock and restricted stock units, net (1)	214,116	213,569	248,333
Issuance related to performance share units (1)	91,845	157,155	117,581
Issuance related to ESPP	113,555	90,166	88,498
Issuance related to MCPS	2,703,911	—	—
Shares of common stock repurchased	(5,337,122)	(2,438,975)	(2,417,498)
Shares of common stock outstanding, ending	55,754,113	57,967,808	59,945,893
(1)Vested restricted stock, restricted stock units and performance share units are shown net of shares of common stock retired to cover participant income tax liabilities.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B common stock and 400,001 shares of Class C common stock are authorized but have not been issued.
Stock Repurchase
In January and May 2021, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $600.0 million and $900.0 million, respectively, aggregate cost at purchase of its outstanding common stock.

During the year ended December 31, 2021, the Company repurchased 5,337,122 shares of the Company’s outstanding common stock at a cost of $844.4 million, exclusive of commissions, leaving $842.1 million remaining under the May 2021 repurchase authorization at December 31, 2021. During the years ended December 31, 2020 and 2019, the Company repurchased 2,438,975 and 2,417,498 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $299.8 million and $274.9 million, respectively.
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
Each outstanding share of MCPS converted in March 2021 into 0.9405 of common stock, or 2,703,911 shares of common stock in total plus an immaterial amount of cash in lieu of fractional shares. The Company used a portion of its treasury stock for the common stock, using the average cost method to account for the reissuance of such shares.
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million and $18.7 million for the years ended December 31, 2021 and 2020, respectively.

21. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
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
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares of common stock a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2021, 2020 and 2019 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2021, 2020 and 2019 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating income per diluted share, excluding reportable catastrophes, as the two equally weighted performance measures for PSU awards in 2021, 2020 and 2019. Total shareholder return is defined as appreciation in the Company’s common stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating income per diluted common share, excluding reportable catastrophes, is a Company-specific profitability metric and is defined as the Company’s net operating income, excluding reportable catastrophes, divided by the number of fully diluted common shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date and is not tied to the performance of peer companies.
 Restricted Stock Units
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2020	723,726	$95.67
Grants (1)	252,613	143.20
Vests (2)	(330,053)	96.70
Forfeitures and adjustments	(18,852)	110.38
Restricted stock units outstanding at December 31, 2021	627,434	$113.84
Restricted stock units vested, but deferred at December 31, 2021	75,270	$80.02
(1)The weighted average grant date fair value for RSUs granted in 2020 and 2019 was $96.33 and $102.86, respectively.
(2)The total fair value of RSUs vested was $47.4 million, $32.3 million and $38.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
RSU compensation expense	$32.8	$29.4	$29.5
Income tax benefit	(5.9)	(5.2)	(5.3)
RSU compensation expense, net of tax	$26.9	$24.2	$24.2

As of December 31, 2021, there was $22.4 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 0.97 years.
Performance Share Units
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding at December 31, 2020	674,099	$101.45
Grants (1)	208,040	148.04
Vests (2)	(177,157)	123.84
Performance adjustment (3)	28,290	125.57
Forfeitures and adjustments	(22,156)	107.30
Performance share units outstanding at December 31, 2021	711,116	$110.31
(1)The weighted average grant date fair value for PSUs granted in 2020 and 2019 was $87.53 and $105.23, respectively.
(2)The total fair value of PSUs vested was $24.6 million, $24.9 million and $19.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The following table shows a summary of PSU activity during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
PSU compensation expense	$31.8	$26.5	$23.2
Income tax benefit	(3.3)	(2.6)	(2.7)
PSU compensation expense, net of tax	$28.5	$23.9	$20.5

As of December 31, 2021, there was $21.6 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.68 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2021, 2020 and 2019 were based on the historical prices of the Company’s common stock and peer group. The expected term for grants issued during the years ended December 31, 2021, 2020 and 2019 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the years ended December 31,
	2021	2020	2019
Expected volatility	34.14%	27.23%	20.92%
Expected term (years)	2.79	2.79	2.80
Risk free interest rate	0.29%	0.41%	2.40%

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
In January 2022, the Company issued 46,460 shares of common stock at a discounted price of $140.27 for the offering period of July 1, 2021 through December 31, 2021. In January 2021, the Company issued 59,753 shares of common stock at a discounted price of $90.96 for the offering period of July 1, 2020 through December 31, 2020.
In July 2021, the Company issued 53,802 shares of common stock to employees at a discounted price of $118.90 for the offering period of January 1, 2021 through June 30, 2021. In July 2020, the Company issued 50,521 shares of common stock to employees at a discounted price of $92.96 for the offering period of January 1, 2020 through June 30, 2020.
The compensation expense recorded related to the ESPP was $2.2 million, $2.0 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The related income tax benefit for disqualified disposition was $0.1 million for the years ended December 31, 2021 and 2020. There was no income tax benefit for disqualified disposition for the year ended December 31, 2019.
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

	For awards issued during the years ended December 31,
	2021	2020	2019
Expected volatility	24.56 - 28.67%	16.38 - 52.04%	18.47 - 26.91%
Risk free interest rates	0.06 - 0.09%	0.17 - 1.57%	2.10 - 2.56%
Dividend yield	1.67 - 1.98%	1.89 - 2.46%	2.18 - 2.63%
Expected term (years)	0.5	0.5	0.5

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

22. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2021
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income before reclassifications	(31.0)	(215.9)	—	17.3	(229.6)
Amounts reclassified from accumulated other comprehensive income	(0.3)	(625.1)	(2.3)	(2.5)	(630.2)
Net current-period other comprehensive (loss) income	(31.3)	(841.0)	(2.3)	14.8	(859.8)
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)

	Year Ended December 31, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(358.9)	$872.0	$17.1	$(118.7)	$411.5
Change in accumulated other comprehensive income before reclassifications	24.9	233.5	—	15.8	274.2
Amounts reclassified from accumulated other comprehensive income	38.4	(7.9)	(2.4)	(4.0)	24.1
Net current-period other comprehensive income (loss)	63.3	225.6	(2.4)	11.8	298.3
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8

	Year Ended December 31, 2019
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(375.6)	$316.1	$18.4	$(114.3)	$(155.4)
Change in accumulated other comprehensive income before reclassifications	16.7	565.0	1.0	(4.5)	578.2
Amounts reclassified from accumulated other comprehensive income	—	(9.1)	(2.3)	0.1	(11.3)
Net current-period other comprehensive income (loss)	16.7	555.9	(1.3)	(4.4)	566.9
Balance at December 31, 2019	$(358.9)	$872.0	$17.1	$(118.7)	$411.5

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2021	2020	2019
Foreign currency translation adjustment	$(0.8)	$38.4	$—	Iké net losses (see Note 5)
	0.5	—	—	Provision for income taxes
	$(0.3)	$38.4	$—	Net of tax
Net unrealized gains (losses) on securities	$(797.8)	$(10.0)	$(11.5)	Net realized gains (losses) on investments and fair value changes to equity securities
	172.7	2.1	2.4	Provision for income taxes
	$(625.1)	$(7.9)	$(9.1)	Net of tax
Unrealized gains on derivative transactions	$(2.8)	$(2.9)	$(3.0)	Interest expense
	0.5	0.5	0.7	Provision for income taxes
	$(2.3)	$(2.4)	$(2.3)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$7.2	$5.1	$—	(1)
Amortization of prior service credit	(13.5)	(11.3)	—	(1)
Settlement loss	3.1	1.0	0.1	(1)
	(3.2)	(5.2)	0.1	Total before tax
	0.7	1.2	—	Provision for income taxes
	$(2.5)	$(4.0)	$0.1	Net of tax
Total reclassifications for the period	$(630.2)	$24.1	$(11.3)	Net of tax
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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2021	2020	2019
Property and casualty companies	$468.0	$445.5	$313.3
Life and health companies	18.6	98.3	104.7
Total statutory net income (1)	$486.6	$543.8	$418.0
(1)There was no statutory net income for the year ended December 31, 2021 from the insurance entities included in the disposed Global Preneed business due to the August 2021 sale.

	December 31,
	2021	2020
Property and casualty companies	$1,529.1	$1,567.3
Life and health companies	120.3	445.8
Total statutory capital and surplus (1)	$1,649.4	$2,013.1
(1)There was no statutory capital and surplus as of December 31, 2021 from the insurance entities included in the disposed Global Preneed business.

The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus amounts presented above do not include non-insurance subsidiaries and foreign insurance subsidiaries in accordance with SAP.
Insurance enterprises are required by state insurance departments to adhere to minimum RBC requirements developed by the NAIC. All of the Company’s insurance subsidiaries exceed minimum RBC requirements.
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2022 without regulatory approval is approximately $475.3 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.
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
As of December 31, 2021, the TAC of each of the Company’s insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2021, the TAC of the Company’s property and casualty companies subject to RBC requirements was $1.53 billion. The corresponding Authorized Control Level was $326.1 million. As of December 31, 2021, the TAC of the Company’s life and health companies subject to RBC requirements was $126.7 million. The corresponding Authorized Control Level was $14.3 million.

24. Retirement and Other Employee Benefits
Defined Benefit Plans
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2021, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2022. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2021.
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

The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2021	2020	2021	2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(895.3)	$(825.1)	$(21.3)	$(85.4)
Interest cost	(15.2)	(22.4)	(0.1)	(0.7)
Amendments	—	—	—	65.6
Settlements	15.7	—	—	—
Actuarial gain (loss)	28.0	(99.0)	1.5	(5.4)
Benefits paid	34.5	51.2	4.6	4.6
Projected benefit obligation at end of year	$(832.3)	$(895.3)	$(15.3)	$(21.3)
Change in plan assets
Fair value of plan assets at beginning of year	$852.8	$809.0	$44.3	$44.0
Actual return on plan assets	20.7	88.0	1.0	4.7
Employer contributions	5.5	8.3	0.2	0.2
Settlements	(15.7)	—	—	—
Benefits paid (including administrative expenses)	(35.8)	(52.5)	(4.6)	(4.6)
Fair value of plan assets at end of year	$827.5	$852.8	$40.9	$44.3
Funded status at end of year	$(4.8)	$(42.5)	$25.6	$23.0

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.
As of December 31, 2021 and 2020, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Fair value of plan assets	$827.5	$852.8	$—	$—	$827.5	$852.8
Projected benefit obligation	(752.7)	(809.6)	(79.6)	(85.7)	(832.3)	(895.3)
Funded status at end of year	$74.8	$43.2	$(79.6)	$(85.7)	$(4.8)	$(42.5)
Accumulated benefit obligation	$752.7	$809.6	$79.6	$85.7	$832.3	$895.3

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2021	2020	2021	2020
Assets	$74.8	$43.2	$25.6	$23.0
Liabilities	$(79.6)	$(85.7)	$—	$—

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2021	2020	2019	2021	2020	2019
Net (loss) gain	$(163.2)	$(194.2)	$(157.4)	$6.2	$5.9	$8.5
Prior service (cost) credit	(0.4)	(0.4)	(0.5)	40.8	54.3	—
	$(163.6)	$(194.6)	$(157.9)	$47.0	$60.2	$8.5

Components of net periodic benefit cost, recorded in underwriting, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Pension Benefits			Retirement Health Benefits
	2021	2020	2019	2021	2020	2019
Net periodic benefit cost
Interest cost	$15.2	$22.4	$28.6	$0.1	$0.7	$3.1
Expected return on plan assets	(27.3)	(30.6)	(35.5)	(1.5)	(1.8)	(1.9)
Amortization of prior service credit (cost)	0.1	0.1	—	(13.6)	(11.3)	—
Amortization of net loss (gain)	7.8	5.1	1.2	(0.6)	—	(1.2)
Curtailment/settlement loss	3.1	1.0	0.1	—	—	—
Net periodic benefit cost	$(1.1)	$(2.0)	$(5.6)	$(15.6)	$(12.4)	$—
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Prior service cost	$—	—	—	$—	(65.6)	—
Net (gain) loss	(20.1)	42.9	16.8	(0.9)	2.5	(12.2)
Amortization of prior service (cost) credit	(0.1)	(0.1)	—	13.6	11.3	—
Amortization of net (loss) gain	(10.9)	(6.1)	(1.3)	0.6	—	1.2
Total recognized in accumulated other comprehensive (loss) income	$(31.1)	$36.7	$15.5	$13.3	$(51.8)	$(11.0)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(32.2)	$34.7	$9.9	$(2.3)	$(64.2)	$(11.0)

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
Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31, 2021, 2020 and 2019:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.79%	2.39%	3.27%	2.68%	2.20%	3.11%	1.08%	0.60%	3.23%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31, 2021, 2020 and 2019:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2021	2020	2019	2021	2020	2019	2021	2020 Pre-Amendment	2020 Post-Amendment	2019
Discount rates:
Effective discount rate for benefit obligations	2.39%	3.27%	4.33%	2.20%	3.11%	4.21%	0.60%	3.23%	1.55%	4.30%
Effective rate for interest on benefit obligations	1.80%	2.84%	3.98%	1.45%	2.77%	3.88%	0.55%	2.83%	1.53%	3.99%
Expected long-term return on plan assets	3.65%	4.15%	4.75%	—%	—%	—%	3.65%	4.15%	4.15%	4.75%

The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2021, 2020 and 2019. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 228 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 30 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was 2.4%, 10.9% and 16.3% for the years ended December 31, 2021, 2020 and 2019 respectively.
The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2021	2020	2019
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	5.5%	8.0%	8.2%
Post-65 Non-reimbursement Plan (Medical)	4.1%	5.9%	5.9%
Post-65 Non-reimbursement Plan (Rx)	6.9%	13.0%	13.5%
Pre-65 Reimbursement Plan	5.4%	9.7%	9.9%
Post-65 Reimbursement Plan	5.4%	9.7%	9.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2045	2039	2038
Post-65 Non-reimbursement Plan (Medical & Rx)	2045	2039	2038
Pre-65 Reimbursement Plan	2045	2039	2038
Post-65 Reimbursement Plan	2045	2039	2038

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
The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2021, 86% of plan assets were invested in fixed maturity securities and 14%, 12% and 9% of those securities were concentrated in the energy and power, communication, and finance and real estate industries, respectively, with no exposure to any single creditor in excess of 4%, 13% and 8% of those industries, respectively. As of December 31, 2021, 4% of plan assets were invested in equity securities and 97% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.
The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2021 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2021
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$11.1	$—	$11.1
Equity securities:
Preferred stock	1.1	1.1	—
Mutual funds - U.S. listed large cap	33.8	33.8	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	231.2	—	231.2
Corporate - U.S. & foreign investment grade	395.5	—	395.5
Corporate - U.S. & foreign high yield	42.2	—	42.2
Mutual funds - U.S. investment grade	42.8	42.8	—
Other investments measured at net asset value (1)	118.8	—	—
Total financial assets (2)	$876.5	$77.7	$680.0
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $35.7 million, $7.3 million and $75.8 million as of December 31, 2021 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2021
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$0.6	$—	$0.6
Equity securities:
Preferred stock	0.1	0.1	—
Mutual funds - U.S. listed large cap	1.7	1.7	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	11.4	—	11.4
Corporate - U.S. & foreign investment grade	19.6	—	19.6
Corporate - U.S. & foreign high yield	2.1	—	2.1
Mutual funds - U.S. investment grade	2.1	2.1	—
Other investments measured at net asset value (1)	5.8	—	—
Total financial assets (2)	$43.4	$3.9	$33.7
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $1.8 million, $0.3 million and $3.7 million as of December 31, 2021 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
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

The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2020 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2020
Financial Assets	Total	Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$10.6	$—	$10.6
Equity securities:
Preferred stock	1.2	1.2	—
Mutual funds - U.S. listed large cap	26.2	26.2	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	174.8	—	174.8
Corporate - U.S. & foreign investment grade	483.1	—	483.1
Corporate - U.S. & foreign high yield	55.5	—	55.5
Mutual funds - U.S. investment grade	15.9	15.9	—
Other investments measured at net asset value (1)	108.4	—	—
Total financial assets (2)	$875.7	$43.3	$724.0
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

Retirement Health Benefits	December 31, 2020
Financial Assets	Total	Level 1	Level 2
Cash and cash equivalents:
Short-term investment funds	$0.6	$—	$0.6
Equity securities:
Preferred stock	0.1	0.1	—
Mutual funds - U.S. listed large cap	1.3	1.3	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	9.1	—	9.1
Corporate - U.S. & foreign investment grade	25.1	—	25.1
Corporate - U.S. & foreign high yield	2.9	—	2.9
Mutual funds - U.S. investment grade	0.8	0.8	—
Other investments measured at net asset value (1)	5.7	—	—
Total financial assets (2)	$45.6	$2.2	$37.7
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
The Company obtains one price for each investment. A quarterly analysis is performed to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by benefits, investment and accounting professionals. Examples of procedures performed include initial and on-going review of pricing service methodologies, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. Following this analysis, the Company uses the best estimate of fair value based upon all available inputs. The pricing service provides information regarding their pricing procedures so that the Company can properly categorize the Plans’ financial assets in the fair value hierarchy.
The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2022	$66.3	$5.1
2023	51.6	5.2
2024	52.8	5.3
2025	51.7	—
2026	53.6	—
2027 - 2031	246.5	—
Total	$522.5	$15.6

Defined Contribution Plan
The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $40.3 million, $41.3 million and $38.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	Years Ended December 31,
	2021	2020	2019
Numerator
Net income from continuing operations	$613.5	$520.4	$306.4
Less: Net income attributable to non-controlling interest	—	(0.9)	(4.2)
Net income from continuing operations attributable to stockholders	613.5	519.5	302.2
Less: Preferred stock dividends	(4.7)	(18.7)	(18.7)
Net income from continuing operations attributable to common stockholders	608.8	500.8	283.5
Less: Common stock dividends paid	(157.6)	(154.6)	(151.4)
Undistributed earnings	$451.2	$346.2	$132.1

Net income from continuing operations attributable to common stockholders	$608.8	$500.8	$283.5
Add: Net income (loss) from discontinued operations	758.9	(77.7)	80.4
Net income attributable to common stockholders	$1,367.7	$423.1	$363.9

Denominator
Weighted average common shares outstanding used in basic per common share calculations	59,140,861	60,114,670	61,942,969
Incremental common shares from:
PSUs	403,316	311,712	332,873
ESPP	45,604	51,631	37,626
MCPS	533,913	2,701,925	—
Weighted average common shares outstanding used in diluted per common share calculations	60,123,694	63,179,938	62,313,468
Earnings per common share – Basic
Distributed earnings	$2.66	$2.57	$2.44
Undistributed earnings	7.63	5.76	2.14
Net income from continuing operations	10.29	8.33	4.58
Net income (loss) from discontinued operations	12.84	(1.29)	1.29
Net income attributable to common stockholders	$23.13	$7.04	$5.87
Earnings per common share – Diluted
Distributed earnings	$2.62	$2.45	$2.43
Undistributed earnings	7.58	5.77	2.13
Net income from continuing operations	10.20	8.22	4.56
Net income (loss) from discontinued operations	12.63	(1.23)	1.28
Net income attributable to common stockholders	$22.83	$6.99	$5.84

Average PSUs totaling 2,063, 58 and 20 for the years ended December 31, 2021, 2020 and 2019, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average MCPS totaling 2,695,025 for the year December 31, 2019, were anti-dilutive and thus not included in the computation of diluted EPS under the if-converted method. There were no anti-dilutive MCPS for the years ended December 31, 2021 and 2020.

26. Quarterly Results of Operations (Unaudited)
As the prior period reclassification to reflect the impacts of discontinued operations represented a significant retrospective change (see Note 4), the Company’s quarterly results of operations for the years ended December 31, 2021 and 2020 have been summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2021
Total revenues	$2,432.6	$2,542.3	$2,637.8	$2,574.9
Income before provision for income taxes	193.1	236.6	191.5	161.8
Net income from continuing operations	148.5	184.7	153.6	126.7
Net income attributable to common stockholders	158.3	203.4	882.4	123.6
Basic per share data:
Income before provision for income taxes	$3.26	$3.88	$3.24	$2.82
Net income from continuing operations	$2.43	$3.03	$2.60	$2.21
Net income attributable to common stockholders	$2.67	$3.34	$14.92	$2.16
Diluted per share data:
Income before provision for income taxes	$3.13	$3.86	$3.22	$2.80
Net income from continuing operations	$2.41	$3.01	$2.58	$2.20
Net income attributable to common stockholders	$2.64	$3.32	$14.83	$2.14

	March 31	June 30	September 30	December 31
2020
Total revenues	$2,448.7	$2,352.0	$2,376.7	$2,418.1
Income before provision for income taxes	100.1	209.3	112.5	158.9
Net income from continuing operations	148.6	164.7	88.0	119.1
Net income (loss) attributable to common stockholders	150.0	173.5	(34.9)	134.5
Basic per share data:
Income before provision for income taxes	$1.65	$3.47	$1.87	$2.68
Net income from continuing operations	$2.36	$2.65	$1.39	$1.93
Net income (loss) attributable to common stockholders	$2.48	$2.87	$(0.58)	$2.27
Diluted per share data:
Income before provision for income taxes	$1.57	$3.30	$1.86	$2.55
Net income from continuing operations	$2.32	$2.59	$1.38	$1.91
Net income (loss) attributable to common stockholders	$2.43	$2.81	$(0.58)	$2.23

Third quarter 2021 and first quarter 2021 net income from continuing operations includes $78.0 million and $34.5 million after-tax reportable catastrophes primarily related to Hurricane Ida and severe winter storms in Texas, respectively.
Fourth quarter 2020 and third quarter 2020 net income from continuing operations includes $27.3 million and $87.0 million after-tax reportable catastrophes, respectively, due to several storms including Hurricane Laura. First quarter 2020 net income from continuing operations reflects the impact of a $79.3 million tax benefit related to the CARES Act, which allows the carryback of net operating losses to years taxed at higher federal income tax rates. Refer to Note 12 for additional information.

27. Commitments and Contingencies
Leases
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.

As of December 31, 2021 and 2020, the lease liability was $60.5 million and $77.7 million, respectively, included in accounts payable and other liabilities in the consolidated balance sheets. As of December 31, 2021 and 2020, the right-of-use asset was $47.7 million and $67.0 million, respectively, included in other assets in the consolidated balance sheets. For the years ended December 31, 2021, 2020 and 2019 the operating lease cost recognized for leases with terms in excess of 12 months was $23.1 million, $23.8 million and $22.1 million respectively, and related cash outflows reducing the lease liability were $23.8 million, $22.7 million and $21.3 million, respectively. At December 31, 2021, the weighted average remaining lease term and discount rate was 6.0 years and 4.3%, respectively. At December 31, 2020, the weighted average remaining lease term and discount rate was 6.0 years and 4.0%, respectively. For the years ended December 31, 2021, 2020 and 2019 the short-term lease cost recognized for leases with terms of 12 months or less was $2.9 million, $3.4 million and $4.2 million, respectively.
At December 31, 2021, the lease liability by maturity is as follows:

2022	$17.4
2023	13.8
2024	10.6
2025	6.5
2026	5.0
Thereafter	16.1
Total future lease payments	69.4
Less: Imputed interest	(8.9)
Total lease liability	$60.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.2 million and $7.6 million of letters of credit outstanding as of December 31, 2021 and 2020, respectively.
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

Assurant, Inc.

Schedule I – Summary of Investments Other – Than – Investments in Related Parties

	December 31, 2021
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$83.0	$85.0	$85.0
States, municipalities and political subdivisions	142.2	148.5	148.5
Foreign governments	436.0	437.7	437.7
Asset-backed	411.1	423.0	423.0
Commercial mortgage-backed	466.7	473.7	473.7
Residential mortgage-backed	578.4	601.9	601.9
U.S. corporate	3,581.2	3,803.1	3,803.1
Foreign corporate	1,205.3	1,242.4	1,242.4
Total fixed maturity securities	6,903.9	7,215.3	7,215.3
Equity securities:
Common stocks	57.5	151.1	151.1
Non-redeemable preferred stocks	239.4	261.3	261.3
Mutual funds	31.0	33.3	33.3
Total equity securities	327.9	445.7	445.7
Commercial mortgage loans on real estate	256.5		256.5
Short-term investments	247.8		247.8
Other investments	506.3		506.3
Total investments	$8,242.4		$8,671.6

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2021	2020
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$6,415.7	$6,562.9
Fixed maturity securities available for sale, at fair value (amortized cost – $879.4 and $127.6 at December 31, 2021 and 2020, respectively)	881.9	139.2
Equity securities at fair value	3.9	4.7
Short-term investments	84.7	8.1
Other investments	109.6	108.7
Total investments	7,495.8	6,823.6
Cash and cash equivalents	82.9	277.4
Receivable from subsidiaries, net	77.8	47.4
Income tax receivable	11.4	41.4
Accrued investment income	5.1	1.2
Property and equipment, at cost less accumulated depreciation	228.9	142.8
Other assets	83.8	68.0
Assets held for sale (Note 4 to the Consolidated Financial Statements)	12.1	1,107.4
Total assets	$7,997.8	$8,509.2
Liabilities
Accounts payable and other liabilities	$305.6	$304.9
Debt	2,202.5	2,252.9
Total liabilities	2,508.1	2,557.8
Commitments and Contingencies
Stockholders’ equity
6.50% Series D mandatory convertible preferred stock, par value $1.00 per share, 0 and 2,875,000 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively (1)	—	2.9
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 58,050,202 and 62,967,808 shares issued and 55,754,113 and 57,967,808 shares outstanding at December 31, 2021 and 2020, respectively	0.7	0.6
Additional paid-in capital	1,695.0	1,956.8
Retained earnings	4,066.8	3,548.7
Accumulated other comprehensive income	(150.0)	709.8
Treasury stock, at cost; 2,296,089 and 5,000,000 shares at December 31, 2021 and 2020, respectively	(122.8)	(267.4)
Total stockholders’ equity	5,489.7	5,951.4
Total liabilities and stockholders’ equity	$7,997.8	$8,509.2
(1)Each outstanding share of mandatory convertible preferred stock converted to common stock in March 2021. Refer to Note 20 to the Consolidated Financial Statements for further information.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Revenues
Net investment income	$12.6	$3.4	$10.8
Net realized (losses) gains on investments and fair value changes to equity securities	(1.3)	4.2	1.1
Fees and other income	290.5	231.7	198.6
Equity in net income of subsidiaries	816.2	691.7	518.4
Total revenues	1,118.0	931.0	728.9
Expenses
General and administrative expenses	426.8	376.9	333.9
Interest expense	111.8	104.5	110.6
Loss on extinguishment of debt (Note 19 to the Consolidated Financial Statements)	20.7	—	31.4
Total expenses	559.3	481.4	475.9
Income from continuing operations before benefit for income taxes	558.7	449.6	253.0
Benefit for income taxes	(54.8)	(70.8)	(53.4)
Net income from continuing operations	613.5	520.4	306.4
Net income (loss) from discontinued operations (Note 4 to the Consolidated Financial Statements)	758.9	(77.7)	80.4
Net income	1,372.4	442.7	386.8
Less: Net income attributable to non-controlling interest	—	(0.9)	(4.2)
Net income attributable to stockholders	$1,372.4	$441.8	$382.6

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$1,372.4	$442.7	$386.8
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $1.2, $— and $(4.3) for the years ended December 31, 2021, 2020 and 2019, respectively	(7.8)	0.1	16.3
Change in unrealized gains on derivative transactions, net of taxes of $0.6, $0.6 and $0.4 for the years ended December 31, 2021, 2020 and 2019, respectively	(2.3)	(2.3)	(1.3)
Change in foreign currency translation, net of taxes of $(0.4), $— and $— for the years ended December 31, 2021, 2020 and 2019, respectively	1.4	(0.1)	—
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(3.9), $(3.2) and $1.1 for the years ended December 31, 2021, 2020 and 2019, respectively	14.6	11.9	(4.2)
Change in subsidiary other comprehensive income	(865.7)	288.7	556.1
Total other comprehensive (loss) income	(859.8)	298.3	566.9
Total comprehensive income	512.6	741.0	953.7
Less: Net income attributable to non-controlling interest	—	(0.9)	(4.2)
Total comprehensive income attributable to stockholders	$512.6	$740.1	$949.5

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Operating Activities
Net cash provided by operating activities - discontinued operations	$11.7	$47.9	$57.6
Net cash provided by operating activities - continuing operations	385.5	596.1	492.6
Net cash provided by operating activities	397.2	644.0	550.2
Investing Activities
Sales of:
Fixed maturity securities available for sale	575.0	165.0	363.3
Equity securities	0.8	1.6	5.9
Other invested assets	4.7	9.6	15.8
Property, buildings and equipment (1)	0.1	37.3	3.3
Subsidiary (2)	1,342.9	—	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	70.9	17.4	16.2
Purchases of:
Fixed maturity securities available for sale	(1,231.4)	(45.7)	(328.8)
Equity securities	—	—	(5.7)
Other invested assets	(0.7)	(3.6)	(15.2)
Property and equipment and other	(123.1)	(75.8)	(56.2)
Capital contributed to subsidiaries	(67.0)	(579.2)	(74.8)
Return of capital contributions from subsidiaries	2.5	139.2	24.9
Change in short-term investments	(76.6)	(5.4)	—
Net cash used in investing activities - discontinued operations	—	(20.1)	(3.5)
Net cash provided by (used in) investing activities	498.1	(359.7)	(54.8)
Financing Activities
Issuance of debt, net of issuance costs (Note 19 to the Consolidated Financial Statements)	347.2	243.7	346.7
Borrowings under secured revolving credit facility	—	200.0	—
Payments on secured revolving credit facility	—	(200.0)	—
Repayment of debt, including tender offer premium	(419.8)	—	(379.6)
Acquisition of common stock	(839.3)	(297.0)	(271.8)
Preferred stock dividends paid	(4.7)	(18.7)	(18.7)
Common stock dividends paid	(157.6)	(154.6)	(151.3)
Employee stock purchases and withholdings	(15.6)	(10.3)	13.3
Proceeds from transfer of rights to ACA recoverables (Note 4 to the Consolidated Financial Statements)	—	—	26.7
Proceeds repaid on transfer of rights to ACA recoverable	—	(26.7)	—
Net cash used in financing activities	(1,089.8)	(263.6)	(434.7)
Change in cash and cash equivalents	(194.5)	20.7	60.7
Cash and cash equivalents at beginning of period	277.4	256.7	196.0
Cash and cash equivalents at end of period	82.9	277.4	256.7
Less: Cash and cash equivalents of discontinued operations at end of period	—	(26.7)	(53.9)
Cash and cash equivalents of continuing operations at end of period	$82.9	$250.7	$202.8
(1)Amount for the year ended December 31, 2020 related to the sale of a building from the Parent to a subsidiary (which is eliminated for consolidated reporting).
(2)Relates to the sale of the disposed Global Preneed business. For additional information, refer to Note 4.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 22, 2022.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2021
Global Lifestyle	$8,654.2	$80.1	$17,102.0	$708.2	$6,720.3	$201.3	$1,333.1	$3,034.4	$2,966.3	$865.9
Global Housing	156.8	—	1,516.0	764.7	1,851.8	81.0	862.6	233.6	671.4	1,869.5
Corporate and Other	—	333.1	5.7	123.0	—	32.1	—	—	170.7	—
Total segments	$8,811.0	$413.2	$18,623.7	$1,595.9	$8,572.1	$314.4	$2,195.7	$3,268.0	$3,808.4	$2,735.4
Year Ended December 31, 2020
Global Lifestyle	$7,236.0	$87.4	$15,818.0	$732.2	$6,442.2	$194.3	$1,412.6	$2,530.8	$3,024.2	$1,028.0
Global Housing	152.2	—	1,467.4	651.9	1,833.6	72.8	852.1	225.6	677.3	1,850.8
Corporate and Other	(0.2)	1,271.1	7.7	226.2	—	18.5	0.2	—	187.4	—
Total segments	$7,388.0	$1,358.5	$17,293.1	$1,610.3	$8,275.8	$285.6	$2,264.9	$2,756.4	$3,888.9	$2,878.8
Year Ended December 31, 2019
Global Lifestyle	$5,985.6	$97.5	$15,115.8	$729.5	$6,073.7	$250.8	$1,516.2	$1,882.4	$3,410.9	$1,083.9
Global Housing	136.1	—	1,436.0	651.6	1,885.1	95.2	869.5	221.5	711.6	1,833.7
Corporate and Other	(0.2)	1,275.0	8.4	232.0	—	37.2	—	—	360.3	—
Total segments	$6,121.5	$1,372.5	$16,560.2	$1,613.1	$7,958.8	$383.2	$2,385.7	$2,103.9	$4,482.8	$2,917.6
(1)Includes amortization of value of business acquired and underwriting, general and administration expenses.

Assurant, Inc.

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2021
Life Insurance in Force	$7,431.3	$4,953.8	$2.5	$2,480.0	0.1%
Premiums:
Life insurance	$199.6	$161.0	$0.2	$38.8	0.4%
Accident and health insurance	539.4	364.9	1.4	175.9	0.8%
Property and liability insurance	15,171.1	6,980.6	166.9	8,357.4	2.0%
Total earned premiums	$15,910.1	$7,506.5	$168.5	$8,572.1	2.0%
Benefits:
Life insurance	$180.6	$163.7	$—	$16.9	(0.2)%
Accident and health insurance	222.2	205.0	—	17.2	(0.3)%
Property and liability insurance	5,868.6	3,846.1	139.1	2,161.6	6.4%
Total policyholder benefits	$6,271.4	$4,214.8	$139.1	$2,195.7	6.3%
Year Ended December 31, 2020
Life Insurance in Force	$8,270.1	$5,842.4	$3.8	$2,431.5	0.2%
Premiums:
Life insurance	$172.9	$128.9	$0.2	$44.2	0.4%
Accident and health insurance	494.1	317.4	0.2	176.9	0.1%
Property and liability insurance	14,245.0	6,323.2	132.9	8,054.7	1.6%
Total earned premiums	$14,912.0	$6,769.5	$133.3	$8,275.8	1.6%
Benefits:
Life insurance	$49.8	$34.9	$(0.7)	$14.2	(4.6)%
Accident and health insurance	161.6	111.2	(4.0)	46.4	(8.7)%
Property and liability insurance	5,461.5	3,384.2	127.0	2,204.3	5.8%
Total policyholder benefits	$5,672.9	$3,530.3	$122.3	$2,264.9	5.4%
Year Ended December 31, 2019
Life Insurance in Force	$9,026.1	$5,560.4	$2.8	$3,468.5	0.1%
Premiums:
Life insurance	$223.5	$175.9	$0.2	$47.8	0.4%
Accident and health insurance	538.3	361.3	0.3	177.3	0.2%
Property and liability insurance	13,259.4	5,738.0	212.3	7,733.7	2.7%
Total earned premiums	$14,021.2	$6,275.2	$212.8	$7,958.8	2.7%
Benefits:
Life insurance	$67.9	$49.9	$(0.4)	$17.6	(2.4)%
Accident and health insurance	217.7	193.5	—	24.2	0.2%
Property and liability insurance	5,249.3	3,118.7	213.3	2,343.9	9.1%
Total policyholder benefits	$5,534.9	$3,362.1	$212.9	$2,385.7	8.9%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2021
Valuation allowance for foreign deferred tax assets	$27.6	$(2.5)	$—	$—	$25.1
Allowance for credit losses:
Available for sale fixed maturity securities	1.2	(1.2)	—	—	—
Commercial mortgage loans on real estate	1.6	(0.5)	—	—	1.1
Iké Loan	1.4	(1.4)	—	—	—
Premiums and accounts receivable	13.3	(1.4)	(0.3)	2.2	9.4
Dealer loan receivable	1.8	2.5	—	1.8	2.5
Reinsurance recoverables	24.6	(1.5)	—	18.1	5.0
Total	$71.5	$(6.0)	$(0.3)	$22.1	$43.1
For the Year Ended December 31, 2020
Valuation allowance for foreign deferred tax assets	$76.6	$(46.7)	$—	$2.3	$27.6
Allowance for credit losses:
Available for sale fixed maturity securities	—	1.2	—	—	1.2
Commercial mortgage loans on real estate	0.4	1.2	—	—	1.6
Iké Loan	—	1.4	—	—	1.4
Premiums and accounts receivable	14.7	2.7	1.4	5.5	13.3
Dealer loan receivable	1.7	—	0.1	—	1.8
Reinsurance recoverables	2.8	1.1	20.7	—	24.6
Total	$96.2	$(39.1)	$22.2	$7.8	$71.5
For the Year Ended December 31, 2019
Valuation allowance for foreign deferred tax assets	$26.4	$50.2	$—	$—	$76.6
Allowance for credit losses:
Commercial mortgage loans on real estate	0.4	—	—	—	0.4
Premiums and accounts receivable	15.8	1.2	—	2.3	14.7
Dealer loan receivable	1.6	0.1	—	—	1.7
Reinsurance recoverables	0.3	2.5	—	—	2.8
Total	$44.5	$54.0	$—	$2.3	$96.2