Form 10-Q
period 2022-03-31
ASSURANT, INC.
filed 2022-05-05
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 29, 2022 was 54,085,077.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2022	December 31, 2021
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $6,996.0 and $6,903.9 at March 31, 2022 and December 31, 2021, respectively)	$6,887.9	$7,215.3
Equity securities at fair value	371.7	445.7
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $0.9 and $1.1 at March 31, 2022 and December 31, 2021, respectively)	280.7	256.5
Short-term investments	144.4	247.8
Other investments	534.4	506.3
Total investments	8,219.1	8,671.6
Cash and cash equivalents	1,250.9	2,040.8
Premiums and accounts receivable (net of allowances for credit losses of $8.8 and $9.4 at March 31, 2022 and December 31, 2021, respectively)	2,267.5	1,942.5
Reinsurance recoverables (net of allowances for credit losses of $5.7 and $5.0 at March 31, 2022 and December 31, 2021, respectively)	6,068.3	6,178.9
Accrued investment income	89.2	62.1
Deferred acquisition costs	9,025.4	8,811.0
Property and equipment, net	585.3	561.4
Goodwill	2,569.4	2,571.6
Value of business acquired	484.3	583.4
Other intangible assets, net	695.1	719.2
Other assets (net of allowances for credit losses of $2.6 and $2.5 at March 31, 2022 and December 31, 2021, respectively)	706.4	680.2
Assets held in separate accounts	11.1	11.9
Assets held for sale (Note 4)	1,050.6	1,076.9
Total assets	$33,022.6	$33,911.5
Liabilities
Future policy benefits and expenses	$408.4	$413.2
Unearned premiums	18,702.9	18,623.7
Claims and benefits payable	1,535.7	1,595.9
Commissions payable	629.4	692.7
Reinsurance balances payable	425.6	420.4
Funds held under reinsurance	355.1	364.2
Accounts payable and other liabilities	2,693.3	3,032.5
Debt	2,203.0	2,202.5
Liabilities related to separate accounts	11.1	11.9
Liabilities held for sale (Note 4)	1,037.0	1,064.8
Total liabilities	28,001.5	28,421.8
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 56,832,160 and 58,050,202 shares issued and 54,536,071 and 55,754,113 shares outstanding at March 31, 2022 and December 31, 2021, respectively	0.6	0.7
Additional paid-in capital	1,652.1	1,695.0
Retained earnings	3,976.5	4,066.8
Accumulated other comprehensive loss	(485.3)	(150.0)
Treasury stock, at cost; 2,296,089 shares at March 31, 2022 and December 31, 2021	(122.8)	(122.8)
Total equity	5,021.1	5,489.7
Total liabilities and equity	$33,022.6	$33,911.5
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,136.4	$2,105.6
Fees and other income	322.4	249.9
Net investment income	86.3	76.3
Net realized (losses) gains on investments (including $0.5 and $1.0 of impairment-related losses for the three months ended March 31, 2022 and 2021, respectively) and fair value changes to equity securities	(62.4)	0.8
Total revenues	2,482.7	2,432.6
Benefits, losses and expenses
Policyholder benefits	494.5	528.7
Underwriting, selling, general and administrative expenses	1,790.5	1,682.4
Interest expense	26.9	28.4
Total benefits, losses and expenses	2,311.9	2,239.5
Income from continuing operations before income tax expense	170.8	193.1
Income tax expense	25.3	44.6
Net income from continuing operations	145.5	148.5
Net income from discontinued operations (Note 4)	—	14.3
Net income	145.5	162.8
Less: Net loss attributable to non-controlling interest	—	0.2
Net income attributable to stockholders	145.5	163.0
Less: Preferred stock dividends	—	(4.7)
Net income attributable to common stockholders	$145.5	$158.3

Earnings Per Common Share
Basic
Net income from continuing operations	$2.61	$2.43
Net income from discontinued operations	$—	$0.24
Net income attributable to common stockholders	$2.61	$2.67
Diluted
Net income from continuing operations	$2.59	$2.41
Net income from discontinued operations	$—	$0.23
Net income attributable to common stockholders	$2.59	$2.64
Share Data
Weighted average common shares outstanding used in basic per common share calculations	55,779,362	59,192,880
Plus: Dilutive securities	401,042	2,590,512
Weighted average common shares outstanding used in diluted per common share calculations	56,180,404	61,783,392

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$145.5	$162.8
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $85.3 and $58.8 for the three months ended March 31, 2022 and 2021, respectively	(334.8)	(210.3)
Change in unrealized gains on derivative transactions, net of taxes of $0.2 and $0.2 for each of the three months ended March 31, 2022 and 2021, respectively	(0.6)	(0.6)
Change in foreign currency translation, net of taxes of $(3.6) and $2.1 for the three months ended March 31, 2022 and 2021, respectively	1.3	7.2
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.3 and $0.5 for the three months ended March 31, 2022 and 2021, respectively	(1.2)	(1.6)
Total other comprehensive loss	(335.3)	(205.3)
Total comprehensive loss	(189.8)	(42.5)
Less: Comprehensive loss attributable to non-controlling interest	—	0.2
Total comprehensive loss attributable to stockholders	$(189.8)	$(42.3)

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2021	$0.7	$1,695.0	$4,066.8	$(150.0)	$(122.8)	$5,489.7
Stock plan exercises	—	7.8	—	—	—	7.8
Stock plan compensation expense	—	12.4	—	—	—	12.4
Common stock dividends ($0.68 per share)	—	—	(37.4)	—	—	(37.4)
Acquisition of common stock	(0.1)	(63.1)	(198.4)	—	—	(261.6)
Net income	—	—	145.5	—	—	145.5
Other comprehensive loss	—	—	—	(335.3)	—	(335.3)
Balance at March 31, 2022	$0.6	$1,652.1	$3,976.5	$(485.3)	$(122.8)	$5,021.1

	Three Months Ended March 31, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance at December 31, 2020	$2.9	$0.6	$1,956.8	$3,548.7	$709.8	$(267.4)	$3.4	$5,954.8
Stock plan exercises	—	—	5.4	—	—	—	—	5.4
Stock plan compensation expense	—	—	13.2	—	—	—	—	13.2
Common stock dividends ($0.66 per share)	—	—	—	(38.2)	—	—	—	(38.2)
Acquisition of common stock	—	—	(29.3)	(33.3)	—	—	—	(62.6)
Net income (loss)	—	—	—	163.0	—	—	(0.2)	162.8
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interest	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	—	(205.3)	—	—	(205.3)
Balance at March 31, 2021	$—	$0.7	$1,804.3	$3,635.5	$504.5	$(122.8)	$3.4	$5,825.6

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating activities
Net income attributable to stockholders	$145.5	$163.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Income from discontinued operations	—	(14.3)
Deferred tax expense	26.1	19.2
Depreciation and amortization	47.3	41.4
Net realized losses (gains) on investments, including impairment losses	62.4	(0.8)
Stock based compensation expense	12.4	13.2
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(30.6)	4.9
Premiums and accounts receivable	(311.2)	(385.0)
Commissions payable	(66.4)	(142.6)
Reinsurance recoverable	113.2	69.9
Reinsurance balance payable	(2.8)	64.0
Funds withheld under reinsurance	(9.7)	0.6
Deferred acquisition costs and value of business acquired	(91.0)	(111.4)
Taxes payable	(70.5)	6.5
Other assets and other liabilities	(285.0)	(187.9)
Other	(40.8)	(9.0)
Net cash provided by operating activities - discontinued operations	—	49.6
Net cash used in operating activities	(501.1)	(418.7)
Investing activities
Sales of:
Fixed maturity securities available for sale	729.6	215.5
Equity securities	28.9	3.4
Other invested assets	29.2	25.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	151.6	239.0
Commercial mortgage loans on real estate	10.6	4.2
Purchases of:
Fixed maturity securities available for sale	(951.7)	(390.6)
Equity securities	(7.9)	(10.3)
Commercial mortgage loans on real estate	(34.6)	(10.0)
Other invested assets	(31.9)	(12.2)
Property and equipment and other	(41.1)	(39.6)
Subsidiaries, net of cash transferred	—	(4.1)
Change in short-term investments	103.8	41.6
Other	0.2	0.5
Net cash used in investing activities - discontinued operations	—	(48.7)
Net cash (used in) provided by investing activities	(13.3)	14.5

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
Financing activities
Repayment of debt	—	(50.0)
Acquisition of common stock	(230.0)	(42.0)
Common stock dividends paid	(37.4)	(38.2)
Preferred stock dividends paid	—	(4.7)
Employee stock purchases and withholdings	(10.1)	(18.1)
Net cash used in financing activities	(277.5)	(153.0)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(4.1)	—
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.2
Change in cash and cash equivalents	(796.0)	(557.0)
Cash and cash equivalents at beginning of period - continuing operations	2,040.8	2,228.6
Add: Cash and cash equivalents reclassified as held for sale at beginning of period	14.0	—
Cash and cash equivalents at beginning of period	2,054.8	2,228.6
Cash and cash equivalents at end of period	1,258.8	1,671.6
Less: Cash and cash equivalents reclassified as held for sale at end of period	7.9	—
Less: Cash and cash equivalents of discontinued operations at end of period	—	20.3
Cash and cash equivalents of continuing operations at end of period	$1,250.9	$1,651.3

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a leading global business services company that supports, protects and connects major consumer purchases. The Company supports the advancement of the connected world by partnering with the world’s leading brands to develop innovative solutions and to deliver an enhanced customer experience through mobile device solutions, extended service contracts, vehicle protection services, renters insurance, lender-placed insurance products and other specialty products. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection and related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”).
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
The interim financial data as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been revised to conform to the current year presentation, including the change to the segment measure of profitability described in Note 5.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

3. Recent Accounting Pronouncements
Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting: In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.
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
This standard is effective as of January 1, 2022, but has no impact on the Company’s consolidated financial statements as the Company currently has no contracts or hedging relationships for which the reference LIBOR or another rate is expected to be discontinued and a GAAP contract modification is required.
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
This standard is effective as of January 1, 2022, but has no impact on the Company’s consolidated financial statements as the Company currently has no convertible instruments or contracts in its own equity.
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
The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions. With the sale of the disposed Global

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Preneed business in August 2021, the adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.
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

4. Dispositions
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
The following table summarizes the components of net income (loss) from discontinued operations included in the consolidated statements of operations:

Three Months Ended March 31,
2021
Revenues
Net earned premiums	$17.7
Fees and other income	37.5
Net investment income	72.0
Net realized losses on investments and fair value changes to equity securities	(1.1)
Loss on disposal of businesses	(4.3)
Total revenues	121.8
Benefits, losses and expenses
Policyholder benefits	74.0
Selling, underwriting, general and administrative expenses	36.7
Total benefits, losses and expenses	110.7
Income from discontinued operations before income taxes	11.1
Benefit for income taxes	(3.2)
Net income from discontinued operations	$14.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Sale of John Alden Life Insurance Company
On April 1, 2022, the Company completed its sale of John Alden Life Insurance Company (“JALIC”), a runoff business reported in the Corporate and Other segment. Prior to the sale, JALIC met the criteria for held for sale presentation and, therefore, its assets and liabilities were recorded as held for sale in the March 31, 2022 and December 31, 2021 consolidated balance sheets. The major classes of assets and liabilities held for sale included $908.2 million and $915.8 million of future policy benefits and expenses, $875.4 million and $881.6 million of reinsurance recoverables, $146.7 million and $159.6 million of other investments and $114.1 million and $117.2 million of claims and benefits payable as of March 31, 2022 and December 31, 2021, respectively.
Most of the $875.4 million and $881.6 million reinsurance recoverables balance for JALIC, which was included in assets held for sale as of March 31, 2022 and December 31, 2021, respectively, was reinsured with Employers Reassurance Corporation (“ERAC”) and was uncollateralized.

5. Segment Information
In conjunction with the transition of our new CEO and chief operating decision maker, the Company changed its segment measure of profitability for its reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective January 1, 2022. Prior period amounts have been revised to reflect the new segment measure for profitability.
As of March 31, 2022, the Company had three reportable segments: Global Lifestyle, Global Housing and Corporate and Other. The Company defines Adjusted EBITDA as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, COVID-19 direct and incremental expenses, loss on extinguishment of debt, net income (loss) attributable to non-controlling interests, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), as well as other highly variable or unusual items.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income attributable to common shareholders:

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA by segment:
Global Lifestyle	$217.4	$193.0
Global Housing	103.8	93.5
Corporate and Other	(22.2)	(27.9)
Reconciling items to consolidated net income from continuing operations:
Interest expense	(26.9)	(28.4)
Depreciation expense	(20.3)	(16.8)
Amortization of purchased intangible assets	(17.6)	(17.0)
Net realized (losses) gains on investments and fair value changes to equity securities	(62.4)	0.8
COVID-19 direct and incremental expenses	(1.4)	(3.0)
Other adjustments	0.4	(0.9)
Loss attributable to non-controlling interest	—	(0.2)
Total reconciling items	(128.2)	(65.5)
Income from continuing operations before income tax expense	170.8	193.1
Income tax expense	25.3	44.6
Net income from continuing operations	$145.5	$148.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Three Months Ended March 31,
	2022	2021
Global Lifestyle:
Connected Living (1)	$1,072.5	$1,049.9
Global Automotive	889.1	812.4
Total	$1,961.6	$1,862.3

Global Housing:
Lender-placed Insurance	$266.8	$260.4
Multifamily Housing	119.9	117.4
Specialty and Other	110.1	115.2
Total	$496.8	$493.0
(1)Effective January 1, 2022, the Connected Living line of business includes the previous Global Financial Services and Other line of business. Prior period amounts have been revised to reflect this change.
The following table presents total assets by segment:

	March 31, 2022	December 31, 2021
Global Lifestyle (1)	$26,244.2	$26,210.0
Global Housing (1)	3,963.6	4,131.2
Corporate and Other	2,814.8	3,570.3
Segment assets	$33,022.6	$33,911.5
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $277.6 million and $164.9 million for Global Lifestyle and $22.4 million and $24.5 million for Global Housing for the three months ended March 31, 2022 and 2021, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $320.0 million and $193.1 million, respectively, as of March 31, 2022, and $313.7 million and $191.5 million, respectively, as of December 31, 2021. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2022 and 2021 that was included in unearned revenue as of December 31, 2021 and 2020 was $22.6 million and $11.7 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2022 and December 31, 2021, the Company had approximately $87.2 million and $93.0 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2022
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$81.5	$—	$0.8	$(2.8)	$79.5
States, municipalities and political subdivisions	144.8	—	3.1	(6.9)	141.0
Foreign governments	428.5	—	2.7	(10.1)	421.1
Asset-backed	476.9	—	12.7	(10.5)	479.1
Commercial mortgage-backed	481.6	—	1.2	(16.3)	466.5
Residential mortgage-backed	536.4	—	5.8	(15.9)	526.3
U.S. corporate	3,556.2	—	85.4	(111.5)	3,530.1
Foreign corporate	1,290.1	—	15.9	(61.7)	1,244.3
Total fixed maturity securities	$6,996.0	$—	$127.6	$(235.7)	$6,887.9

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
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$356.6	$358.7
Due after one year through five years	2,012.2	2,013.1
Due after five years through ten years	2,074.3	2,020.5
Due after ten years	1,058.0	1,023.7
Total	5,501.1	5,416.0
Asset-backed	476.9	479.1
Commercial mortgage-backed	481.6	466.5
Residential mortgage-backed	536.4	526.3
Total	$6,996.0	$6,887.9
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(18.5)	$3.0
Equity securities (1) (2)	(43.2)	(1.7)
Commercial mortgage loans on real estate	0.2	0.3
Other investments	(0.4)	0.2
Total net realized (losses) gains on investments related to sales and other and fair value changes to equity securities	(61.9)	1.8
Net realized losses related to impairments:
Fixed maturity securities	—	—
Other investments	(0.5)	(1.0)
Total net realized losses related to impairments	(0.5)	(1.0)
Total net realized (losses) gains on investments and fair value changes to equity securities	$(62.4)	$0.8
(1)Upward adjustments of $10.0 million and $2.1 million and impairments of $0.0 million and $0.5 million were realized on equity investments accounted for under the measurement alternative for the three months ended March 31, 2022 and 2021, respectively.
(2)Three months ended March 31, 2022 included $33.7 million of net losses from four equity positions that went public during 2021. The total fair value of these investments as of March 31, 2022 was $77.0 million, included in equity securities on the consolidated balance sheet.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net losses recognized on equity securities	$(43.2)	$(1.7)
Less: Net realized gains related to sales of equity securities	11.8	0.9
Total fair value changes to equity securities held	$(55.0)	$(2.6)
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	March 31, 2022	December 31, 2021
Initial cost	$83.7	$77.0
Cumulative upward adjustments	52.1	42.7
Cumulative downward adjustments (including impairments)	(16.0)	(16.0)
Carrying value	$119.8	$103.7
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2022 and December 31, 2021 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	March 31, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$53.5	$(2.7)	$0.6	$(0.1)	$54.1	$(2.8)
States, municipalities and political subdivisions	59.0	(5.9)	6.5	(1.0)	65.5	(6.9)
Foreign governments	246.9	(9.2)	12.7	(0.9)	259.6	(10.1)
Asset-backed	373.4	(9.9)	23.3	(0.6)	396.7	(10.5)
Commercial mortgage-backed	314.9	(13.9)	20.2	(2.4)	335.1	(16.3)
Residential mortgage-backed	233.8	(15.0)	12.1	(0.9)	245.9	(15.9)
U.S. corporate	1,359.3	(94.8)	96.5	(16.7)	1,455.8	(111.5)
Foreign corporate	735.6	(49.3)	75.0	(12.4)	810.6	(61.7)
Total fixed maturity securities	$3,376.4	$(200.7)	$246.9	$(35.0)	$3,623.3	$(235.7)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$31.5	$(0.1)	$—	$—	$31.5	$(0.1)
States, municipalities and political subdivisions	48.1	(0.7)	—	—	48.1	(0.7)
Foreign governments	216.0	(4.1)	4.0	(0.1)	220.0	(4.2)
Asset-backed	257.7	(2.1)	9.8	(0.2)	267.5	(2.3)
Commercial mortgage-backed	274.8	(2.9)	2.0	(0.4)	276.8	(3.3)
Residential mortgage-backed	94.0	(1.5)	10.0	(0.2)	104.0	(1.7)
U.S. corporate	687.8	(13.1)	15.2	(0.9)	703.0	(14.0)
Foreign corporate	394.0	(8.6)	6.7	(0.3)	400.7	(8.9)
Total fixed maturity securities	$2,003.9	$(33.1)	$47.7	$(2.1)	$2,051.6	$(35.2)
Total gross unrealized losses represented approximately 7% and 2% of the aggregate fair value of the related securities as of March 31, 2022 and December 31, 2021, respectively. Approximately 85% and 94% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2022 and December 31, 2021, respectively. The total gross unrealized losses are comprised of 2,460 and 1,202 individual securities as of March 31, 2022 and December 31, 2021, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2022 and December 31, 2021 were related to non-credit factors and therefore, did not recognize credit-related losses during the three months ended March 31, 2022. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of March 31, 2022, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Nevada. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $9.5 million as of March 31, 2022 and from $0.1 million to $9.6 million as of December 31, 2021.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$21.3	$71.6	$2.9	$—	$—	$100.4	$196.2	69.7%
71% to 80%	12.7	62.2	2.7	—	4.7	—	82.3	29.2%
81% to 95%	—	—	—	—	—	1.1	1.1	0.4%
Greater than 95%	—	—	—	—	—	2.0	2.0	0.7%
Total	$34.0	$133.8	$5.6	$—	$4.7	$103.5	$281.6	100.0%

	March 31, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$8.0	$59.8	$5.6	$—	$—	$67.0	$140.4	49.9%
1.5 to 2.0	18.4	34.0	—	—	4.7	21.0	78.1	27.7%
1.0 to 1.5	7.6	40.0	—	—	—	9.7	57.3	20.3%
Less than 1.0	—	—	—	—	—	5.8	5.8	2.1%
Total	$34.0	$133.8	$5.6	$—	$4.7	$103.5	$281.6	100.0%

	December 31, 2021
	Origination Year
	2021	2020	2019	2018	2017	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$71.7	$5.6	$—	$—	$4.0	$99.8	$181.1	70.3%
71% to 80%	61.8	—	—	4.7	—	1.0	67.5	26.2%
81% to 95%	—	—	—	—	—	1.1	1.1	0.4%
Greater than 95%	—	—	—	—	5.8	2.1	7.9	3.1%
Total	$133.5	$5.6	$—	$4.7	$9.8	$104.0	$257.6	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	March 31, 2022
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$79.5	$—		$79.5		$—
States, municipalities and political subdivisions	141.0	—		141.0		—
Foreign governments	421.1	—		421.1		—
Asset-backed	479.1	—		479.1		—
Commercial mortgage-backed	466.5	—		466.5		—
Residential mortgage-backed	526.3	—		526.3		—
U.S. corporate	3,530.1	—		3,526.9		3.2
Foreign corporate	1,244.3	—		1,240.8		3.5
Equity securities:
Mutual funds	32.2	32.2		—		—
Common stocks	94.2	38.8		0.7		54.7	(6)
Non-redeemable preferred stocks	245.3	—		245.3		—
Short-term investments	105.6	95.8	(2)	9.8		—
Other investments	73.1	72.9	(1)	—		0.2
Cash equivalents	496.5	480.1	(2)	16.4	(3)	—
Other assets	3.7	—		3.7	(4)	—
Assets held in separate accounts	11.1	7.1	(1)	4.0	(3)	—
Total financial assets	$7,949.6	$726.9		$7,161.1		$61.6

Financial Liabilities
Other liabilities	$76.9	$72.9	(1)	$—		$4.0	(5)
Liabilities related to separate accounts	11.1	7.1	(1)	4.0	(3)	—
Total financial liabilities	$88.0	$80.0		$4.0		$4.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2021
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
(6)These equity securities are subject to lock up agreements and therefore an illiquidity discount was applied to the exchange traded price, which includes significant unobservable inputs.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$280.7	$279.4	$—	$—	$279.4
Other investments	4.7	4.7	2.0	—	2.7
Other assets	22.7	22.7	—	—	22.7
Total financial assets	$308.1	$306.8	$2.0	$—	$304.8
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.6	$8.7	$—	$—	$8.7
Funds withheld under reinsurance	355.1	355.1	355.1	—	—
Debt	2,203.0	2,239.1	—	2,239.1	—
Total financial liabilities	$2,566.7	$2,602.9	$355.1	$2,239.1	$8.7

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$256.5	$266.0	$—	$—	$266.0
Other investments	4.2	4.2	2.0	—	2.2
Other assets	24.9	24.9	—	—	24.9
Total financial assets	$285.6	$295.1	$2.0	$—	$293.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.5	$9.6	$—	$—	$9.6
Funds withheld under reinsurance	364.2	364.2	364.2	—	—
Debt	2,202.5	2,456.3	—	2,456.3	—
Total financial liabilities	$2,575.2	$2,830.1	$364.2	$2,456.3	$9.6
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

9. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$8,811.0	$7,388.0
Costs deferred	1,103.9	1,044.8
Amortization	(889.5)	(783.1)
Ending balance	$9,025.4	$7,649.7

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

	For the Three Months Ended March 31,
	2022	2021
Claims and benefits payable, at beginning of period	$1,595.9	$1,610.3
Less: Reinsurance ceded and other	(825.6)	(849.4)
Net claims and benefits payable, at beginning of period	770.3	760.9
Incurred losses and loss adjustment expenses related to:
Current year	524.6	574.9
Prior years	(30.1)	(46.2)
Total incurred losses and loss adjustment expenses	494.5	528.7
Paid losses and loss adjustment expenses related to:
Current year	211.4	235.8
Prior years	259.2	268.3
Total paid losses and loss adjustment expenses	470.6	504.1
Net claims and benefits payable, at end of period	794.2	785.5
Plus: Reinsurance ceded and other (1)	741.5	792.5
Claims and benefits payable, at end of period (1)	$1,535.7	$1,578.0
(1)Includes reinsurance recoverables and claims and benefits payable of $75.4 million and $66.1 million as of March 31, 2022 and 2021, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced favorable loss development in both periods presented in the roll forward table above. Global Lifestyle contributed $33.1 million and $30.6 million to the net favorable loss development during the three months ended March 31, 2022 and 2021, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable. Global Housing had net unfavorable loss development of $7.6 million for the three months ended March 31, 2022 and net favorable loss development of $12.6 million for the three months ended March 31, 2021. The net unfavorable loss development for the three months ended March 31, 2022 was primarily attributable to sharing economy products from a reserve adjustment and adverse development from policies previously written under less favorable terms. The net unfavorable loss development from non-catastrophe losses was partially offset by net favorable loss development of $1.6 million from prior catastrophe events. The favorable loss development for the three months ended March 31, 2021 was primarily attributable to Lender-placed Insurance products from the most recent accident years due to lower than expected non-catastrophe claim frequency. All others contributed $4.6 million and $3.0 million on net favorable loss development for the three months ended March 31, 2022 and 2021, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2022
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	1.3	(347.8)	—	0.6	(345.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.0	(0.6)	(1.8)	10.6
Net current-period other comprehensive income (loss)	1.3	(334.8)	(0.6)	(1.2)	(335.3)
Balance at March 31, 2022	$(325.6)	$(78.2)	$11.8	$(93.3)	$(485.3)

	Three Months Ended March 31, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	7.2	(207.9)	—	(0.3)	(201.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.4)	(0.6)	(1.3)	(4.3)
Net current-period other comprehensive income (loss)	7.2	(210.3)	(0.6)	(1.6)	(205.3)
Balance at March 31, 2021	$(288.4)	$887.3	$14.1	$(108.5)	$504.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income (“AOCI”) for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2022	2021
Net unrealized losses (gains) on investments	$16.4	$(3.1)	Net realized losses (gains) on investments
	(3.4)	0.7	Provision for income taxes
	$13.0	$(2.4)	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.7)	Interest expense
	0.1	0.1	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.1	$1.8	(1)
Amortization of prior service credit	(3.4)	(3.4)	(1)
	(2.3)	(1.6)
	0.5	0.3	Provision for income taxes
	$(1.8)	$(1.3)	Net of tax
Total reclassifications for the period	$10.6	$(4.3)	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. For additional information, see Note 14.

12. Equity Transactions
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
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million for the three months ended March 31, 2021.

13. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic EPS and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from: (1) common shares issuable upon vesting of performance share units (“PSUs”) and the purchase of shares under the Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method; and (2) common shares issuable upon the conversion of the MCPS using the if-converted method. The outstanding restricted stock units (“RSUs”) have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2022	2021
Numerator
Net income from continuing operations	$145.5	$148.5
Less: Net loss attributable to non-controlling interest	—	0.2
Net income from continuing operations attributable to stockholders	145.5	148.7
Less: Preferred stock dividends	—	(4.7)
Net income from continuing operations attributable to common stockholders	145.5	144.0
Less: Common stock dividends paid	(37.4)	(38.2)
Undistributed earnings	$108.1	$105.8

Net income from continuing operations attributable to common stockholders	$145.5	$144.0
Add: Net income from discontinued operations	—	14.3
Net income attributable to common stockholders	$145.5	$158.3

Denominator
Weighted average common shares outstanding used in basic per common share calculations	55,779,362	59,192,880
Incremental common shares from:
PSUs	399,632	367,274
ESPP	1,410	—
MCPS	—	2,223,238
Weighted average common shares outstanding used in diluted per common share calculations	56,180,404	61,783,392
Earnings per common share - Basic
Distributed earnings	$0.67	$0.64
Undistributed earnings	1.94	1.79
Net income from continuing operations	2.61	2.43
Net income from discontinued operations	—	0.24
Net income attributable to common stockholders	$2.61	$2.67
Earnings per common share - Diluted
Distributed earnings	$0.66	$0.62
Undistributed earnings	1.93	1.79
Net income from continuing operations	2.59	2.41
Net income from discontinued operations	—	0.23
Net income attributable to common stockholders	$2.59	$2.64
Average PSUs totaling 14,777 and 18,373 for the three months ended March 31, 2022 and 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

14. Retirement and Other Employee Benefits
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
The following tables present the components of net periodic benefit cost for the Plans for the three months ended March 31, 2022 and 2021:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Interest cost	$4.2	$3.5	$0.4	$0.3	$—	$—
Expected return on plan assets	(6.9)	(6.9)	—	—	(0.3)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	0.8	1.2	0.5	0.8	(0.2)	(0.1)
Net periodic benefit cost	$(1.9)	$(2.2)	$0.9	$1.1	$(3.9)	$(3.9)
 The Assurant Pension Plan funded status was $83.5 million at March 31, 2022 and $74.8 million at December 31, 2021 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 112% and 110% funded status at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2022.

15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.2 million of letters of credit outstanding as of March 31, 2022 and December 31, 2021.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2021 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2022 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three months ended March 31, 2022 (“First Quarter 2022” or “Three Months 2022”) and the three months ended March 31, 2021 (“First Quarter 2021” or “Three Months 2021”).
Some of the statements in this Report, including our business and financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “outlook,” “objective,” “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:
(i)the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues;
(ii)significant competitive pressures, changes in customer preferences and disruption;
(iii)the failure to execute our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce;
(iv)the failure to find suitable acquisitions at attractive prices, integrate acquired businesses effectively or identify new areas for organic growth;
(v)our inability to recover should we experience a business continuity event;
(vi)the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;
(vii)risks related to our international operations;
(viii)declines in the value of mobile devices, or export compliance or other risks in our mobile business;
(ix)our inability to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships;
(x)risks associated with joint ventures, franchises and investments in which we share ownership and management with third parties;
(xi)the impact of catastrophe and non-catastrophe losses, including as a result of climate change;
(xii)negative publicity relating to our business or industry;
(xiii)the impact of general economic, financial market and political conditions and conditions in the markets in which we operate, including the conflict in Ukraine and the current inflationary environment;
(xiv)the impact of the COVID-19 pandemic and measures taken in response thereto;
(xv)the adequacy of reserves established for claims and our inability to accurately predict and price for claims;
(xvi)a decline in financial strength ratings of our insurance subsidiaries or in our corporate senior debt ratings;
(xvii)fluctuations in exchange rates;
(xviii)an impairment of goodwill or other intangible assets;
(xix)the failure to maintain effective internal control over financial reporting;
(xx)unfavorable conditions in the capital and credit markets;

(xxi)a decrease in the value of our investment portfolio, including due to market, credit and liquidity risks, and changes in interest rates;
(xxii)an impairment in the value of our deferred tax assets;
(xxiii)the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;
(xxiv)the credit risk of some of our agents, third-party administrators and clients;
(xxv)the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends or repurchase shares;
(xxvi)limitations in the analytical models we use to assist in our decision-making;
(xxvii)the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;
(xxviii)breaches of our information systems or those of third parties with whom we do business, or the failure to protect the security of data in such systems, including due to cyberattacks and as a result of working remotely;
(xxix)the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security, data protection or tax;
(xxx)the impact of litigation and regulatory actions;
(xxxi)reductions or deferrals in the insurance premiums we charge;
(xxxii)changes in insurance, tax and other regulations;
(xxxiii)volatility in our common stock price and trading volume; and
(xxxiv)employee misconduct.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2021 Annual Report, and “Item 1A—Risk Factors” below and in our 2021 Annual Report.
Reportable Segments
As of March 31, 2022, the Company had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: includes mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection and related services (referred to as “Global Automotive”);
•Global Housing: includes lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”); and
•Corporate and Other: includes corporate employee-related expenses and activities of the holding company.
In conjunction with the transition of our new CEO and chief operating decision maker, we changed our segment measure of profitability for its reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective January 1, 2022. Prior period amounts have been revised to reflect the new segment measure for profitability.
The Company defines Adjusted EBITDA as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, COVID-19 direct and incremental expenses, loss on extinguishment of debt, net income (loss) attributable to non-controlling interests, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), as well as other highly variable or unusual items.

Executive Summary
Summary of Financial Results
Consolidated net income from continuing operations decreased $3.0 million, or 2%, to $145.5 million for First Quarter 2022 from $148.5 million for First Quarter 2021, primarily driven by a decrease in net unrealized gains from changes in fair value of equity securities, partially offset by lower reportable catastrophes (reportable catastrophe losses, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums). We incurred $2.4 million of after-tax reportable catastrophes in First Quarter 2022, compared to $34.5 million in First Quarter 2021.
Global Lifestyle Adjusted EBITDA increased $24.4 million, or 13%, to $217.4 million for First Quarter 2022 from $193.0 million for First Quarter 2021, due to strong results across Connected Living and Global Automotive. In Connected Living, mobile increased primarily from device protection performance in North America, including more favorable loss experience and subscriber growth, as well as an increase in global mobile devices serviced, mainly from higher trade-in volumes. Global Automotive increased from higher investment income, favorable loss experience in select ancillary products and expansion across distribution channels.
Global Lifestyle net earned premiums, fees and other income increased $99.3 million, or 5%, to $1.96 billion for First Quarter 2022 from $1.86 billion for First Quarter 2021, led by Global Automotive premium increases from strong prior period sales. Connected Living increased modestly as mobile fee income growth from service and repair and trade-in volumes was partially offset by premium declines in runoff mobile programs.
Global Housing Adjusted EBITDA increased $10.3 million, or 11%, to $103.8 million for First Quarter 2022 from $93.5 million for First Quarter 2021, primarily due to a $40.5 million pre-tax decrease in reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA decreased $30.2 million, or 22%, due to higher non-catastrophe loss experience, including a $13.8 million increase within sharing economy offerings primarily related to a reserve adjustment and adverse development from policies previously written under less favorable terms. Lender-placed Insurance also experienced higher non-catastrophe losses mainly from elevated fire claims.
Global Housing net earned premiums, fees and other income increased $3.8 million, or 1%, to $496.8 million for First Quarter 2022 from $493.0 million for First Quarter 2021, as growth in Lender-placed Insurance from higher average insured values and premium rates and Multifamily Housing was partially offset by a decline in Specialty and Other from client runoff.
Corporate and Other Adjusted EBITDA was $(22.2) million for First Quarter 2022 compared to $(27.9) million for First Quarter 2021, primarily driven by lower employee-related expenses and an increase in net investment income from higher asset balances.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income and our ability to manage our expenses and achieve expense savings. Our results also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and to maintain our position in our Lender-placed Insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, including the conflict in Ukraine, fluctuations in exchange rates, interest rates and inflation, including the current inflationary environment, and competition, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2021 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2021 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, which may be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, to capitalize on the smart home opportunity, and to maintain relationships with significant clients, distributors and other parties or renew contracts with them on favorable terms. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance revenues will also be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the actions of our competitors, the threat of disruption and the competition for talent. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues,” “Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” and “The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2021 Annual Report.
Critical Accounting Policies and Estimates
Our 2021 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2021 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Net earned premiums	$2,136.4	$2,105.6
Fees and other income	322.4	249.9
Net investment income	86.3	76.3
Net realized (losses) gains on investments and fair value changes to equity securities	(62.4)	0.8
Total revenues	2,482.7	2,432.6
Benefits, losses and expenses:
Policyholder benefits	494.5	528.7
Underwriting, selling, general and administrative expenses	1,790.5	1,682.4
Interest expense	26.9	28.4
Total benefits, losses and expenses	2,311.9	2,239.5
Income before provision for income taxes	170.8	193.1
Provision for income taxes	25.3	44.6
Net income from continuing operations	145.5	148.5
Net income from discontinued operations	—	14.3
Net income	145.5	162.8
Less: Net loss attributable to non-controlling interest	—	0.2
Net income attributable to stockholders	145.5	163.0
Less: Preferred stock dividends	—	(4.7)
Net income attributable to common stockholders	$145.5	$158.3
For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net income from continuing operations decreased $3.0 million, or 2%, to $145.5 million for First Quarter 2022 from $148.5 million for First Quarter 2021, primarily driven by a decrease in net unrealized gains from changes in fair value of equity securities mostly related to four equity positions that went public in 2021 through SPAC mergers and preferred stocks given an increase in interest rates. The decrease was also due to higher non-catastrophe loss experience in Global Housing, primarily within our sharing economy offerings, as well as Lender-placed Insurance. These decreases were partially offset by lower reportable catastrophes, strong growth in Global Lifestyle driven by Connected Living and Global Automotive results, as well as a $9.0 million one-time tax benefit from one of our international businesses.
Discontinued Operations
In August 2021, we completed the sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”) to subsidiaries of CUNA Mutual Group (“CUNA”) for an aggregate purchase price at closing of $1.34 billion. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenues
Net earned premiums	$1,674.0	$1,648.7
Fees and other income	287.6	213.6
Net investment income	57.0	50.8
Total revenues	2,018.6	1,913.1
Benefits, losses and expenses
Policyholder benefits	303.3	327.4
Underwriting, selling, general and administrative expenses	1,497.9	1,392.7
Total benefits, losses and expenses	1,801.2	1,720.1
Global Lifestyle Adjusted EBITDA	$217.4	$193.0

Net earned premiums, fees and other income:
Connected Living	$1,072.5	$1,049.9
Global Automotive	889.1	812.4
Total	$1,961.6	$1,862.3

Net earned premiums, fees and other income:
Domestic	$1,511.2	$1,380.6
International	450.4	481.7
Total	$1,961.6	$1,862.3
For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Adjusted EBITDA increased $24.4 million, or 13%, to $217.4 million for First Quarter 2022 from $193.0 million for First Quarter 2021, primarily due to strong results across Connected Living and Global Automotive. In Connected Living, mobile increased primarily from device protection performance in North America from carrier and cable operator clients, including more favorable loss experience and subscriber growth, as well as an increase in global mobile devices serviced, mainly from higher trade-in volumes. Global Automotive increased from higher net investment income, favorable loss experience in select ancillary products and expansion across all distribution channels.
Total revenues increased $105.5 million, or 6%, to $2.02 billion for First Quarter 2022 from $1.91 billion for First Quarter 2021. Fees and other income increased $74.0 million, or 35%, mainly driven by growth in our mobile business from our recently launched service and repair capabilities and higher trade-in volumes. Net earned premiums increased $25.3 million, or 2%, primarily driven by continued organic growth from strong U.S. sales in our Global Automotive business across all distribution channels and domestic mobile subscriber growth within our cable operator distribution channel. The increase in net earned premiums was partially offset by the runoff of certain global mobile programs. Net investment income increased $6.2 million, or 12%, primarily due to higher real estate related income, higher fixed maturity asset levels and higher prepayment penalties for commercial mortgage loans on real estate.
Total benefits, losses and expenses increased $81.1 million, or 5%, to $1.80 billion for First Quarter 2022 from $1.72 billion for First Quarter 2021. Underwriting, selling, general and administrative expenses increased $105.2 million, or 8%, primarily due to higher cost of sales in Connected Living from our recently launched service and repair capabilities and higher trade-in volumes. Higher commission expenses also contributed to the increase, mainly from growth across our Global Automotive business and domestic mobile subscriber growth within our cable operator distribution channel, which was partially offset by the runoff of certain global mobile programs. Policyholder benefits decreased $24.1 million, or 7%, primarily due to the runoff of certain global mobile programs in our Connected Living business and favorable loss experience within Global Automotive from select domestic ancillary products, partially offset by growth across our Global Automotive and Connected Living businesses.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenues
Net earned premiums	$462.4	$456.9
Fees and other income	34.4	36.1
Net investment income	20.8	19.4
Total revenues	517.6	512.4
Benefits, losses and expenses
Policyholder benefits	191.2	201.3
Underwriting, selling, general and administrative expenses	222.6	217.6
Total benefits, losses and expenses	413.8	418.9
Global Housing Adjusted EBITDA	$103.8	$93.5

Impact of reportable catastrophes	$3.1	$43.6

Net earned premiums, fees and other income
Lender-placed Insurance	$266.8	$260.4
Multifamily Housing	119.9	117.4
Specialty and Other	110.1	115.2
Total	$496.8	$493.0
For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Adjusted EBITDA increased $10.3 million, or 11%, to $103.8 million for First Quarter 2022 from $93.5 million for First Quarter 2021. Adjusted EBITDA for First Quarter 2022 included $3.1 million of reportable catastrophes compared to $43.6 million for First Quarter 2021. Excluding reportable catastrophes, Adjusted EBITDA decreased $30.2 million, or 22%, driven by higher non-catastrophe loss experience, including a $13.8 million increase within sharing economy offerings primarily related to a reserve adjustment and adverse development from policies previously written under less favorable terms. Lender-placed Insurance also experienced higher non-catastrophe losses mainly from elevated fire losses and an increase in claims costs, which were partially offset by higher average insured values and premium rates.
Total revenues increased $5.2 million, or 1%, to $517.6 million for First Quarter 2022 from $512.4 million for First Quarter 2021. Net earned premiums increased $5.5 million, or 1%, primarily due to higher average insured values and premium rates in our Lender-placed Insurance business, and continued growth from renters insurance in our Multifamily Housing business. These increases were partially offset by a decline in Specialty and Other from client run-off and higher estimated catastrophe premium from exposure growth primarily in Lender-placed Insurance.
Total benefits, losses and expenses decreased $5.1 million, or 1%, to $413.8 million for First Quarter 2022 from $418.9 million for First Quarter 2021. Policyholder benefits decreased $10.1 million, or 5%, from lower reportable catastrophe losses, partially offset by higher non-catastrophe loss experience, as described above. Underwriting, selling, general and administrative expenses increased $5.0 million, or 2%, mainly due to lower reclassification of loss adjustment expenses to policyholder benefits due to lower claims volume compared to First Quarter 2021 and higher operating costs due to growth.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenues
Net earned premiums	$—	$—
Fees and other income	0.3	0.1
Net investment income	8.5	6.1
Total revenues	8.8	6.2
Benefits, losses and expenses
Policyholder benefits	—	—
General and administrative expenses	31.0	34.1
Total benefits, losses and expenses	31.0	34.1
Corporate and Other Adjusted EBITDA	$(22.2)	$(27.9)
For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Adjusted EBITDA was $(22.2) million for First Quarter 2022 compared to $(27.9) million for First Quarter 2021. The change in results was primarily due to lower employee-related expenses and higher net investment income from higher invested asset balances.
Total revenues increased $2.6 million, or 42%, to $8.8 million for First Quarter 2022 from $6.2 million for First Quarter 2021, primarily driven by net investment income that increased by $2.4 million, or 39%, mostly due to higher invested asset balances primarily reflecting the remaining proceeds from the sale of Global Preneed.
Total benefits, losses and expenses decreased $3.1 million, or 9%, to $31.0 million for First Quarter 2022 from $34.1 million for First Quarter 2021, due to lower employee-related expenses.

Investments
We had total investments of $8.22 billion and $8.67 billion as of March 31, 2022 and December 31, 2021, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $419.5 million during First Quarter 2022, from $311.4 million as of December 31, 2021 to a net unrealized loss of $108.1 million as of March 31, 2022, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2022		December 31, 2021
Aaa / Aa / A	$3,879.2	56.3%	$4,066.5	56.4%
Baa	2,622.4	38.1%	2,719.0	37.7%
Ba	299.4	4.3%	333.7	4.6%
B and lower	86.9	1.3%	96.1	1.3%
Total	$6,887.9	100.0%	$7,215.3	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Fixed maturity securities	$62.3	$57.4
Equity securities	3.7	3.6
Commercial mortgage loans on real estate	3.9	1.3
Short-term investments	0.5	0.8
Other investments	17.2	14.7
Cash and cash equivalents	2.3	1.6
Total investment income	89.9	79.4
Investment expenses	(3.6)	(3.1)
Net investment income	$86.3	$76.3
Net investment income increased $10.0 million, or 13%, to $86.3 million for First Quarter 2022 from $76.3 million for First Quarter 2021, primarily driven by higher invested assets in fixed maturity securities and commercial mortgage loans on real estate and increases in Other investments related to higher sales and valuations.
Net realized losses on investments and fair value changes to equity securities were $62.4 million for First Quarter 2022 compared to net gains of $0.8 million for First Quarter 2021. First Quarter 2022 was mostly due to $55.0 million of net unrealized losses from changes in fair value of equity securities that were driven by a $45.8 million decrease in net unrealized gains from four equity positions that went public in 2021 through SPAC mergers and a $17.9 million decrease in net unrealized gains from preferred stocks mostly related to an increase in interest rates, partially offset by $10.0 million of unrealized gains from an equity security accounted for under the measurement alternative in connection with a market observable event that occurred in First Quarter 2022. The net realized losses were also driven by a $21.5 million increase in net realized losses on sales of fixed maturity securities that was partially offset by a $10.9 million increase in net realized gains on sales of equity securities.
As of March 31, 2022, we owned $17.2 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $13.7 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
For more information on our investments, see Notes 7 and 8 to the Consolidated Financial Statements included elsewhere in this Report.

Liquidity and Capital Resources
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2021 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”). For the year ending December 31, 2022, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is approximately $475.3 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise.
Holding Company
As of March 31, 2022, we had approximately $737.6 million in holding company liquidity, which was $512.6 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $857.1 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were $129.1 million for Three Months 2022. In 2021, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, were $728.6 million (including approximately $12.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business). We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Three Months 2022, we made common stock repurchases and paid common stock dividends of $279.8 million.
We paid dividends of $0.68 per common share on March 21, 2022 to stockholders of record as of February 28, 2022.
Any determination to pay future dividends on our outstanding common stock will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Three Months 2022, we repurchased 1,480,000 shares of our outstanding common stock at a cost of $242.4 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million, respectively, of our outstanding common stock. As of March 31, 2022, $599.7 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
We expect to deploy capital primarily to support business growth by funding investments, mergers and acquisitions and returning capital to shareholders in the form of share repurchases and dividends, subject to Board approval and market conditions. As previously announced, we intend to return $900.0 million of the Global Preneed net proceeds through share repurchases within one year of closing. Through March 31, 2022, we have completed approximately 85% of the $900.0 million in share repurchases. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
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
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a large, varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.” in our 2021 Annual Report.
Alternative asset portfolio structures are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk appetite. Scenario testing of significant liability assumptions and new business projections is also performed.
Our liabilities generally have limited policyholder optionality, which means that the timing of payments is generally insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$300.0	$299.1	$300.0	$299.0
4.90% Senior Notes due March 2028	300.0	297.5	300.0	297.5
3.70% Senior Notes due February 2030	350.0	347.4	350.0	347.3
2.65% Senior Notes due January 2032	350.0	346.5	350.0	346.4
6.75% Senior Notes due February 2034	275.0	272.4	275.0	272.4
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.1	400.0	395.9
5.25% Subordinated Notes due January 2061	250.0	244.0	250.0	244.0
Total Debt		$2,203.0		$2,202.5
In the next five years, we have one upcoming debt maturity in September 2023 when the 4.20% Senior Notes with an aggregate outstanding principal amount of $300.0 million will become due and payable.
Credit Facility and Commercial Paper Program
We have a $500.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $500.0 million, which may be increased up to $700.0 million. The Credit Facility is available until December 2026, provided we are in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes.
We made no borrowings using the Credit Facility during Three Months 2022 and no loans were outstanding as of March 31, 2022.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-3 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $495.5 million out of the $500.0 million was available as of March 31, 2022, due to $4.5 million of letters of credit outstanding.
We did not use the commercial paper program during Three Months 2022 and there were no amounts relating to the commercial paper program outstanding as of March 31, 2022.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2022	2021
Operating activities - continuing operations	$(501.1)	$(468.3)
Operating activities - discontinued operations	—	49.6
Operating activities	(501.1)	(418.7)
Investing activities - continuing operations	(13.3)	63.2
Investing activities - discontinued operations	—	(48.7)
Investing activities	(13.3)	14.5
Financing activities - continuing operations	(277.5)	(153.0)
Financing activities - discontinued operations	—	—
Financing activities	(277.5)	(153.0)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(4.1)	—
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.2
Net change in cash	$(796.0)	$(557.0)
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
Net cash used in operating activities from continuing operations was $501.1 million for Three Months 2022 compared to net cash used in operating activities from continuing operations of $468.3 million for Three Months 2021. Net cash used in operating activities for both First Quarter 2022 and First Quarter 2021 was driven by our mobile operations due to timing from both a reduction in premium and fees collected during the period as well as an increase in payments to various vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties. The increase in net cash used in operations was impacted by the growth in our mobile business due to expanded relationships and our recently launched service and repair capabilities, partially offset by a reduction in commission payments also due to timing. Net cash used in operations for First Quarter 2021 included certain follow-on commission payments associated with fourth quarter 2020 premiums.
Net cash used in investing activities from continuing operations was $13.3 million for Three Months 2022 compared to net cash provided by investing activities from continuing operations of $63.2 million for Three Months 2021. The change in cash flows from investing activities was primarily driven by the ongoing management of our investment portfolio. Additionally, net cash provided by investing activities for First Quarter 2021 included a $60.1 million net cash outflow for transfers from the disposal business to the continuing operations related to investments that were not included in the sale.
Net cash used in financing activities from continuing operations was $277.5 million for Three Months 2022 compared to net cash used in financing activities from continuing operations of $153.0 million for Three Months 2021. The increase in net cash used in financing activities was mainly due to a $188.0 million increase in share repurchases, mainly funded using the net proceeds from the Global Preneed sale. This was partially offset by a $50.0 million repayment of our Floating Rate Senior Notes due March 2021 in First Quarter 2021.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Interest paid on debt	$52.1	$50.5
Common stock dividends	37.4	38.2
Preferred stock dividends	—	4.7
Total	$89.5	$93.4
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.2 million of letters of credit outstanding as of March 31, 2022 and December 31, 2021.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2021 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of March 31, 2022, there were no material changes to the assumptions or risks.
As it relates to credit risk, following the closing of the John Alden Life Insurance Company (“JALIC”) transaction in April 2022, we no longer have reinsurance recoverables from Employers Reassurance Corporation (“ERAC”). As of March 31, 2022 and December 31, 2021, we had $812.0 million and $817.4 million, respectively, of reinsurance recoverables from ERAC that are included in assets held for sale on our consolidated balance sheets. Refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2022, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 15 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2021 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	415,000	$152.33	415,000	$778.9
February 1 - February 28	497,000	161.07	497,000	698.9
March 1 - March 31	568,000	174.58	568,000	599.7
Total	1,480,000	$163.80	1,480,000	$599.7
(1)Shares repurchased pursuant to the May 2021 publicly announced share repurchase authorization of up to $900.0 million aggregate cost at purchase of outstanding common stock. As of March 31, 2022, $599.7 million aggregate cost at purchase remained unused under the repurchase authorization.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended.

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022