Form 10-Q
period 2022-06-30
ASSURANT, INC.
filed 2022-08-04
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 29, 2022 was 53,209,323.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2022	December 31, 2021
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $6,776.3 and $6,903.9 at June 30, 2022 and December 31, 2021, respectively)	$6,308.8	$7,215.3
Equity securities at fair value	311.0	445.7
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $0.9 and $1.1 at June 30, 2022 and December 31, 2021, respectively)	293.5	256.5
Short-term investments	179.5	247.8
Other investments	515.2	506.3
Total investments	7,608.0	8,671.6
Cash and cash equivalents	1,182.0	2,040.8
Premiums and accounts receivable (net of allowances for credit losses of $8.9 and $9.4 at June 30, 2022 and December 31, 2021, respectively)	2,376.9	1,942.5
Reinsurance recoverables (net of allowances for credit losses of $5.7 and $5.0 at June 30, 2022 and December 31, 2021, respectively)	6,094.8	6,181.2
Accrued investment income	94.0	62.1
Deferred acquisition costs	9,359.0	8,811.0
Property and equipment, net	608.8	561.4
Goodwill	2,558.2	2,571.6
Value of business acquired	397.2	583.4
Other intangible assets, net	676.2	719.2
Other assets (net of allowances for credit losses of $2.3 and $2.5 at June 30, 2022 and December 31, 2021, respectively)	773.6	698.9
Assets held for sale (Note 4)	—	1,076.9
Total assets	$31,728.7	$33,920.6
Liabilities
Future policy benefits and expenses	$401.5	$413.2
Unearned premiums	19,219.5	18,623.7
Claims and benefits payable	1,542.6	1,604.8
Commissions payable	648.6	692.7
Reinsurance balances payable	469.8	446.2
Funds held under reinsurance	338.7	364.2
Accounts payable and other liabilities	2,519.5	3,044.4
Debt	2,128.8	2,202.5
Liabilities held for sale (Note 4)	—	1,064.8
Total liabilities	27,269.0	28,456.5
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,557,497 and 58,050,202 shares issued and 53,261,408 and 55,754,113 shares outstanding at June 30, 2022 and December 31, 2021, respectively	0.6	0.7
Additional paid-in capital	1,629.9	1,695.0
Retained earnings	3,774.2	4,041.2
Accumulated other comprehensive loss	(822.2)	(150.0)
Treasury stock, at cost; 2,296,089 shares at June 30, 2022 and December 31, 2021	(122.8)	(122.8)
Total equity	4,459.7	5,464.1
Total liabilities and equity	$31,728.7	$33,920.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,168.9	$2,150.6	$4,305.3	$4,256.2
Fees and other income	325.2	298.5	647.6	548.4
Net investment income	92.0	82.9	178.3	159.2
Net realized (losses) gains on investments (including $(1.6), $1.2, $(2.1) and $0.2 of impairment-related (losses) gains for the three and six months ended June 30, 2022 and 2021, respectively) and fair value changes to equity securities	(76.4)	10.3	(138.8)	11.1
Total revenues	2,509.7	2,542.3	4,992.4	4,974.9
Benefits, losses and expenses
Policyholder benefits	600.0	535.2	1,090.0	1,066.8
Underwriting, selling, general and administrative expenses	1,811.7	1,738.6	3,602.3	3,426.4
Interest expense	27.2	28.8	54.1	57.2
Loss on extinguishment of debt	0.9	—	0.9	—
Total benefits, losses and expenses	2,439.8	2,302.6	4,747.3	4,550.4
Income from continuing operations before income tax expense	69.9	239.7	245.1	424.5
Income tax expense	17.7	52.6	43.9	96.6
Net income from continuing operations	52.2	187.1	201.2	327.9
Net income from discontinued operations (Note 4)	—	18.9	—	33.2
Net income	52.2	206.0	201.2	361.1
Less: Net loss attributable to non-controlling interest	—	(0.2)	—	—
Net income attributable to stockholders	52.2	205.8	201.2	361.1
Less: Preferred stock dividends	—	—	—	(4.7)
Net income attributable to common stockholders	$52.2	$205.8	$201.2	$356.4

Earnings Per Common Share
Basic
Net income from continuing operations	$0.96	$3.07	$3.65	$5.38
Net income from discontinued operations	$—	$0.31	$—	$0.55
Net income attributable to common stockholders	$0.96	$3.38	$3.65	$5.93
Diluted
Net income from continuing operations	$0.95	$3.05	$3.61	$5.33
Net income from discontinued operations	$—	$0.31	$—	$0.54
Net income attributable to common stockholders	$0.95	$3.36	$3.61	$5.87
Share Data
Weighted average common shares outstanding used in basic per common share calculations	54,607,321	60,990,609	55,190,104	60,096,711
Plus: Dilutive securities	407,626	331,947	473,842	1,457,291
Weighted average common shares outstanding used in diluted per common share calculations	55,014,947	61,322,556	55,663,946	61,554,002

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$52.2	$206.0	$201.2	$361.1
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $77.5,$(22.4), $162.8 and $36.4 for the three and six months ended June 30, 2022 and 2021, respectively	(291.9)	87.2	(626.7)	(123.1)
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $0.2, $0.4 and $0.4 for each of the three and six months ended June 30, 2022 and 2021, respectively	(0.7)	(0.6)	(1.3)	(1.2)
Change in foreign currency translation, net of taxes of $1.0, $(1.9), $(2.6) and $0.2 for the three and six months ended June 30, 2022 and 2021, respectively	(41.9)	13.6	(40.6)	20.8
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.6, $0.2, $0.9 and $0.7 for the three and six months ended June 30, 2022 and 2021, respectively	(2.4)	(0.7)	(3.6)	(2.3)
Total other comprehensive (loss) income	(336.9)	99.5	(672.2)	(105.8)
Total comprehensive (loss) income	(284.7)	305.5	(471.0)	255.3
Less: Comprehensive loss attributable to non-controlling interest	—	(0.2)	—	—
Total comprehensive (loss) income attributable to stockholders	$(284.7)	$305.3	$(471.0)	$255.3

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at March 31, 2022	$0.6	$1,652.1	$3,954.4	$(485.3)	$(122.8)	$4,999.0
Stock plan compensation expense	—	16.9	—	—	—	16.9
Common stock dividends ($0.68 per share)	—	—	(38.6)	—	—	(38.6)
Acquisition of common stock	—	(39.1)	(193.8)	—	—	(232.9)
Net income	—	—	52.2	—	—	52.2
Other comprehensive loss	—	—	—	(336.9)	—	(336.9)
Balance at June 30, 2022	$0.6	$1,629.9	$3,774.2	$(822.2)	$(122.8)	$4,459.7

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(in millions)
Balance at March 31, 2021	$0.7	$1,804.3	$3,612.6	$504.5	$(122.8)	$3.4	$5,802.7
Stock plan compensation expense	—	17.2	—	—	—	—	17.2
Common stock dividends ($0.66 per share)	—	—	(41.8)	—	—	—	(41.8)
Acquisition of common stock	—	(35.3)	(156.2)	—	—	—	(191.5)
Net income	—	—	205.8	—	—	0.2	206.0
Issuance of common stock	—	—	—	—	—	—	—
Change in equity of non-controlling interest	—	—	(0.6)	—	—	(3.6)	(4.2)
Other comprehensive income	—	—	—	99.5	—	—	99.5
Balance at June 30, 2021	$0.7	$1,786.2	$3,619.8	$604.0	$(122.8)	$—	$5,887.9

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at December 31, 2021	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$5,464.1
Stock plan exercises	—	7.8	—	—	—	7.8
Stock plan compensation expense	—	29.3	—	—	—	29.3
Common stock dividends ($1.36 per share)	—	—	(76.0)	—	—	(76.0)
Acquisition of common stock	(0.1)	(102.2)	(392.2)	—	—	(494.5)
Net income	—	—	201.2	—	—	201.2
Other comprehensive loss	—	—	—	(672.2)	—	(672.2)
Balance at June 30, 2022	$0.6	$1,629.9	$3,774.2	$(822.2)	$(122.8)	$4,459.7

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Six Months Ended June 30, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2020	$2.9	$0.6	$1,956.8	$3,533.5	$709.8	$(267.4)	$3.4	$5,939.6
Stock plan exercises	—	—	5.4	—	—	—	—	5.4
Stock plan compensation expense	—	—	30.4	—	—	—	—	30.4
Common stock dividends ($1.32 per share)	—	—	—	(80.0)	—	—	—	(80.0)
Acquisition of common stock	—	—	(64.6)	(189.5)	—	—	—	(254.1)
Net income	—	—	—	361.1	—	—	—	361.1
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Other comprehensive income	—	—	—	—	(105.8)	—	—	(105.8)
Balance at June 30, 2021	$—	$0.7	$1,786.2	$3,619.8	$604.0	$(122.8)	$—	$5,887.9

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Operating activities
Net income attributable to stockholders	$201.2	$361.1
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Income from discontinued operations	—	(33.2)
Deferred tax expense	14.2	(16.9)
Depreciation and amortization	95.4	84.1
Net realized losses (gains) on investments, including impairment losses	138.8	(11.1)
Stock based compensation expense	29.3	30.4
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	527.1	623.1
Premiums and accounts receivable	(444.5)	(143.6)
Commissions payable	(40.6)	(3.8)
Reinsurance recoverable	77.0	(115.3)
Reinsurance balance payable	18.5	89.2
Funds withheld under reinsurance	(24.9)	(0.2)
Deferred acquisition costs and value of business acquired	(352.0)	(424.8)
Taxes (receivable) payable	(68.3)	24.6
Other assets and other liabilities	(459.8)	(48.8)
Other	(39.5)	(4.9)
Net cash provided by operating activities - discontinued operations	—	119.1
Net cash (used in) provided by operating activities	(328.1)	529.0
Investing activities
Sales of:
Fixed maturity securities available for sale	1,712.6	438.5
Equity securities	40.3	3.5
Other invested assets	93.0	88.1
Subsidiary, net of cash transferred	4.8	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	297.8	506.7
Commercial mortgage loans on real estate	23.1	7.8
Purchases of:
Fixed maturity securities available for sale	(1,903.1)	(753.2)
Equity securities	(27.0)	(15.3)
Commercial mortgage loans on real estate	(59.9)	(43.6)
Other invested assets	(58.6)	(24.5)
Property and equipment and other	(87.3)	(85.2)
Subsidiaries, net of cash transferred	—	(15.2)
Change in short-term investments	70.6	39.9
Other	0.7	0.6
Net cash used in investing activities - discontinued operations	—	(114.8)
Net cash provided by investing activities	107.0	33.3

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
Financing activities
Issuance of debt, net of issuance costs	—	347.2
Repayment of debt	(75.9)	(50.0)
Acquisition of common stock	(466.6)	(223.1)
Common stock dividends paid	(76.0)	(80.0)
Preferred stock dividends paid	—	(4.7)
Employee stock purchases and withholdings	(6.4)	(10.2)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(624.9)	(20.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(26.8)	1.2
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.5
Effect of exchange rate changes on cash and cash equivalents	(26.8)	1.7
Change in cash and cash equivalents	(872.8)	543.2
Cash and cash equivalents at beginning of period	2,054.8	2,228.6
Cash and cash equivalents at end of period	1,182.0	2,771.8
Less: Cash and cash equivalents of discontinued operations at end of period	—	25.8
Cash and cash equivalents of continuing operations at end of period	$1,182.0	$2,746.0

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
The interim financial data as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been revised to conform to the current year presentation, including the change to the segment measure of profitability described in Note 5.
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Revision of Prior Period Financial Statements
In connection with the preparation of the Company’s consolidated statement of operations for the three months ended June 30, 2022, the Company identified an error related to reinsurance of claims and benefits payables within the Connected Living business unit in the Global Lifestyle segment occurring in late 2018 through the three months ended March 31, 2022. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact was not material to the Company’s results for any prior period, but that correcting the cumulative impact of the error in the current period would be material to the results of operations for the three months ended June 30, 2022. Accordingly, and for comparability, the Company revised all prior periods impacted including the consolidated balance sheet as of December 31, 2021; and the consolidated statements of operations, comprehensive income and changes in equity, in each case, for the three- and six-month periods ended June 30, 2021, and cash flows for the six-month period ended June 30, 2021.
In addition, the Company corrected other unrelated immaterial errors which were previously recorded in the periods in which the Company identified them. A summary of revisions to the Company’s previously reported financial statements is presented in Note 17. The Company will also correct previously reported financial information for such errors in its future filings, as applicable.

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
The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. Generally, the amendments are applied retrospectively as of the beginning of the earliest period presented with two transition options available for changing the assumptions. With the sale of the disposed Global Preneed business in August 2021, the adoption of this standard is expected to have no material impact on the Company’s financial position and results of operations.
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
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: In June 2022, the FASB issued guidance on investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. Disclosures will be required to provide investors with information about the restriction including the fair value of the equity securities subject to any contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of such restrictions, and any circumstances that could cause a lapse in such restrictions.
The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company plans to early adopt the standard if it invests in equity securities that have contractual restrictions preventing the sale of those securities prior to the effective date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

4. Dispositions
Sale of Global Preneed
On August 2, 2021, the Company completed its sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment, to subsidiaries of CUNA Mutual Group for an aggregate purchase price at closing of $1.34 billion in cash.
The following table summarizes the components of net income from discontinued operations included in the consolidated statements of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenues
Net earned premiums	$18.8	$36.5
Fees and other income	39.9	77.4
Net investment income	72.7	144.7
Net realized losses on investments and fair value changes to equity securities	4.8	3.7
Loss on disposal of businesses	(2.0)	(6.3)
Total revenues	134.2	256.0
Benefits, losses and expenses
Policyholder benefits	74.1	148.1
Selling, underwriting, general and administrative expenses	35.7	72.4
Total benefits, losses and expenses	109.8	220.5
Income from discontinued operations before income taxes	24.4	35.5
Benefit for income taxes	5.5	2.3
Net income from discontinued operations	$18.9	$33.2
Sale of John Alden Life Insurance Company
On April 1, 2022, the Company completed its sale of John Alden Life Insurance Company (“JALIC”), a run-off business reported in the Corporate and Other segment. Prior to the sale, JALIC met the criteria for held for sale presentation and, therefore, its assets and liabilities were recorded as held for sale in the December 31, 2021 consolidated balance sheet. The major classes of assets and liabilities held for sale included $915.8 million of future policy benefits and expenses, $881.6 million of reinsurance recoverables, $159.6 million of other investments and $117.2 million of claims and benefits payable as December 31, 2021.
Most of the $881.6 million reinsurance recoverables balance for JALIC, which was included in assets held for sale as of December 31, 2021 was reinsured with Employers Reassurance Corporation and was uncollateralized.

5. Segment Information
In conjunction with the transition of our new CEO and chief operating decision maker, the Company changed its segment measure of profitability for its reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective January 1, 2022. Prior period amounts have been revised to reflect the new segment measure of profitability.
Beginning with second quarter 2022, the Company changed the calculation of its segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which the Company now expects to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”), and present

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

them as a reconciling item to consolidated net income from continuing operations. The non-core operations have been or are in the process of being exited by the Company, but do not qualify as held for sale or discontinued operations under GAAP accounting guidance.
As of June 30, 2022, the Company had three reportable segments: Global Lifestyle, Global Housing and Corporate and Other. The Company defines Adjusted EBITDA as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, COVID-19 direct and incremental expenses, loss on extinguishment of debt, non-core operations (defined above), net income (loss) attributable to non-controlling interests, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), as well as other highly variable or unusual items.
All prior period amounts have been revised, which impacts both segment Adjusted EBITDA and other adjustments under reconciling items to consolidated net income from continuing operations, but does not impact consolidated net income. The sharing economy and small commercial businesses, previously reported through the Company’s Global Housing segment, generated Adjusted EBITDA of $(37.2) million and $(43.3) million for the three and six months ended June 30, 2022, respectively, and Adjusted EBITDA of $0.6 million and $5.5 million for the three and six months ended June 30, 2021, respectively. The legacy long-duration insurance policies included in non-core operations and previously reported through the Company’s Global Lifestyle segment, generated Adjusted EBITDA of $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and Adjusted EBITDA of $(0.1) million and $0.1 million for the three and six months ended June 30, 2021, respectively.
Segment Adjusted EBITDA was also revised for an error related to reinsurance of claims and benefits payables within the Connected Living business unit in the Global Lifestyle segment, and for other unrelated immaterial errors. See Note 2 for more information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA by segment:
Global Lifestyle	$206.8	$184.2	$421.4	$369.7
Global Housing	75.2	132.4	191.7	220.0
Corporate and Other	(24.9)	(16.9)	(47.1)	(44.8)
Reconciling items to consolidated net income from continuing operations:
Interest expense	(27.2)	(28.8)	(54.1)	(57.2)
Depreciation expense	(21.8)	(17.5)	(42.1)	(34.3)
Amortization of purchased intangible assets	(17.0)	(17.3)	(34.6)	(34.3)
Net realized (losses) gains on investments and fair value changes to equity securities	(76.4)	10.3	(138.8)	11.1
COVID-19 direct and incremental expenses	(1.1)	(2.2)	(2.5)	(5.2)
Loss on extinguishment of debt	(0.9)	—	(0.9)	—
Non-core operations	(36.7)	0.5	(42.2)	5.6
Other adjustments	(6.1)	(5.2)	(5.7)	(6.1)
Loss attributable to non-controlling interest	—	0.2	—	—
Total reconciling items	(187.2)	(60.0)	(320.9)	(120.4)
Income from continuing operations before income tax expense	69.9	239.7	245.1	424.5
Income tax expense	17.7	52.6	43.9	96.6
Net income from continuing operations	$52.2	$187.1	$201.2	$327.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Global Lifestyle:
Connected Living (1)	$1,064.4	$1,080.1	$2,135.2	$2,127.8
Global Automotive	918.9	855.6	1,808.0	1,668.0
Total	$1,983.3	$1,935.7	$3,943.2	$3,795.8

Global Housing:
Lender-placed Insurance	$272.9	$274.3	$539.7	$534.7
Multifamily Housing	122.2	122.1	242.1	239.5
Specialty and Other	100.6	100.4	199.9	202.3
Total	$495.7	$496.8	$981.7	$976.5
(1)Effective January 1, 2022, the Connected Living line of business includes the previous Global Financial Services and Other line of business. Prior period amounts have been revised to reflect this change.
Net earned premiums, fees and other income for non-core operations were $14.9 million and $16.5 million for the three months ended June 30, 2022 and 2021, respectively, and $27.4 million and $31.9 million for the six months ended June 30, 2022 and 2021, respectively.
The following table presents total assets by segment:

	June 30, 2022	December 31, 2021
Global Lifestyle (1)	$26,412.1	$26,120.9
Global Housing (1)	3,812.2	4,007.3
Corporate and Other (2)	1,504.4	3,792.4
Segment assets	$31,728.7	$33,920.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $310.5 million and $326.3 million as of June 30, 2022 and December 31, 2021, respectively.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $290.0 million and $301.1 million for Global Lifestyle and $21.2 million and $24.9 million for Global Housing for the three months ended June 30, 2022 and 2021, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $567.6 million and $466.1 million for Global Lifestyle and $43.6 million and $49.4 million for Global Housing for the six months ended June 30, 2022 and 2021, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $320.5 million and $176.8 million, respectively, as of June 30, 2022, and $313.7 million and $191.5 million, respectively, as of December 31, 2021. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended June 30, 2022 and 2021 that was included in unearned revenue as of December 31, 2021 and 2020 was $26.4 million and $23.4 million, respectively. Revenue from service contracts and sales of products recognized during the six months ended June 30, 2022 and 2021 that was included in unearned revenue as of December 31, 2021 and 2020 was $49.0 million and $35.1 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2022 and December 31, 2021, the Company had approximately $86.8 million and $93.0 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	June 30, 2022
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$86.6	$—	$0.4	$(4.5)	$82.5
States, municipalities and political subdivisions	173.6	—	2.0	(10.9)	164.7
Foreign governments	408.7	—	1.3	(21.4)	388.6
Asset-backed	590.6	—	4.3	(32.8)	562.1
Commercial mortgage-backed	450.7	—	—	(33.2)	417.5
Residential mortgage-backed	551.8	—	1.7	(35.5)	518.0
U.S. corporate	3,215.2	—	23.4	(245.4)	2,993.2
Foreign corporate	1,299.1	—	6.1	(123.0)	1,182.2
Total fixed maturity securities	$6,776.3	$—	$39.2	$(506.7)	$6,308.8

	December 31, 2021
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$83.0	$—	$2.1	$(0.1)	$85.0
States, municipalities and political subdivisions	142.2	—	7.0	(0.7)	148.5
Foreign governments	436.0	—	5.9	(4.2)	437.7
Asset-backed	411.1	—	14.2	(2.3)	423.0
Commercial mortgage-backed	466.7	—	10.3	(3.3)	473.7
Residential mortgage-backed	578.4	—	25.2	(1.7)	601.9
U.S. corporate	3,581.2	—	235.9	(14.0)	3,803.1
Foreign corporate	1,205.3	—	46.0	(8.9)	1,242.4
Total fixed maturity securities	$6,903.9	$—	$346.6	$(35.2)	$7,215.3
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$212.2	$211.9
Due after one year through five years	1,731.5	1,683.1
Due after five years through ten years	2,192.6	2,013.5
Due after ten years	1,046.9	902.7
Total	5,183.2	4,811.2
Asset-backed	590.6	562.1
Commercial mortgage-backed	450.7	417.5
Residential mortgage-backed	551.8	518.0
Total	$6,776.3	$6,308.8
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(22.6)	$0.2	$(41.1)	$3.2
Equity securities (1)	(54.0)	7.2	(97.2)	5.5
Commercial mortgage loans on real estate	—	(0.1)	0.2	0.2
Other investments	1.8	1.8	1.4	2.0
Total net realized (losses) gains on investments related to sales and other and fair value changes to equity securities	(74.8)	9.1	(136.7)	10.9
Net realized (losses) gains related to impairments:
Fixed maturity securities	(1.6)	1.2	(1.6)	1.2
Other investments	—	—	(0.5)	(1.0)
Total net realized (losses) gains related to impairments	(1.6)	1.2	(2.1)	0.2
Total net realized (losses) gains on investments and fair value changes to equity securities	$(76.4)	$10.3	$(138.8)	$11.1
(1)Upward adjustments of $9.5 million, $19.5 million, $0.0 million and $2.1 million and impairments of $0.0 million, $0.0 million, $0.0 million and $1.0 million were realized on equity investments accounted for under the measurement alternative for the three and six months ended June 30, 2022 and 2021, respectively.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (losses) gains recognized on equity securities	$(54.0)	$7.2	$(97.2)	$5.5
Less: Net realized gains related to sales of equity securities	8.4	0.1	20.2	1.0
Total fair value changes to equity securities held (1)	$(62.4)	$7.1	$(117.4)	$4.5
(1)Three and six months ended June 30, 2022 included $44.2 million and $77.9 million of net losses from four equity positions that went public during 2021. The total fair value of these investments as of June 30, 2022 was $25.0 million, included in equity securities on the consolidated balance sheet.
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2022	December 31, 2021
Initial cost	$83.1	$74.4
Cumulative upward adjustments	58.6	42.7
Cumulative downward adjustments (including impairments)	(15.4)	(15.4)
Carrying value	$126.3	$101.7
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$77.9	$(4.4)	$0.7	$(0.1)	$78.6	$(4.5)
States, municipalities and political subdivisions	86.9	(9.5)	6.1	(1.4)	93.0	(10.9)
Foreign governments	321.4	(19.9)	16.1	(1.5)	337.5	(21.4)
Asset-backed	461.3	(30.0)	42.0	(2.8)	503.3	(32.8)
Commercial mortgage-backed	386.0	(29.3)	26.4	(3.9)	412.4	(33.2)
Residential mortgage-backed	408.7	(34.0)	10.8	(1.5)	419.5	(35.5)
U.S. corporate	2,297.8	(218.6)	86.5	(26.8)	2,384.3	(245.4)
Foreign corporate	986.4	(102.9)	64.8	(20.1)	1,051.2	(123.0)
Total fixed maturity securities	$5,026.4	$(448.6)	$253.4	$(58.1)	$5,279.8	$(506.7)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$31.5	$(0.1)	$—	$—	$31.5	$(0.1)
States, municipalities and political subdivisions	48.1	(0.7)	—	—	48.1	(0.7)
Foreign governments	216.0	(4.1)	4.0	(0.1)	220.0	(4.2)
Asset-backed	257.7	(2.1)	9.8	(0.2)	267.5	(2.3)
Commercial mortgage-backed	274.8	(2.9)	2.0	(0.4)	276.8	(3.3)
Residential mortgage-backed	94.0	(1.5)	10.0	(0.2)	104.0	(1.7)
U.S. corporate	687.8	(13.1)	15.2	(0.9)	703.0	(14.0)
Foreign corporate	394.0	(8.6)	6.7	(0.3)	400.7	(8.9)
Total fixed maturity securities	$2,003.9	$(33.1)	$47.7	$(2.1)	$2,051.6	$(35.2)
Total gross unrealized losses represented approximately 10% and 2% of the aggregate fair value of the related securities as of June 30, 2022 and December 31, 2021, respectively. Approximately 89% and 94% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2022 and December 31, 2021, respectively. The total gross unrealized losses are comprised of 3,518 and 1,202 individual securities as of June 30, 2022 and December 31, 2021, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of June 30, 2022 and December 31, 2021 were related to non-credit factors and therefore, did not recognize credit-related losses

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

during the three and six months ended June 30, 2022. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of June 30, 2022, approximately 38% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Nevada. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $9.4 million as of June 30, 2022 and from $0.1 million to $9.6 million as of December 31, 2021.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$40.5	$71.5	$—	$—	$—	$91.4	$203.4	69.1%
71% to 80%	18.0	45.6	2.7	—	4.6	1.0	71.9	24.4%
81% to 95%	—	17.1	—	—	—	—	17.1	5.8%
Greater than 95%	—	—	—	—	—	2.0	2.0	0.7%
Total	$58.5	$134.2	$2.7	$—	$4.6	$94.4	$294.4	100.0%

	June 30, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$23.9	$60.4	$2.7	$—	$—	$59.4	$146.4	49.7%
1.5 to 2.0	27.0	34.0	—	—	4.6	20.0	85.6	29.1%
1.0 to 1.5	7.6	39.8	—	—	—	9.4	56.8	19.3%
Less than 1.0	—	—	—	—	—	5.6	5.6	1.9%
Total	$58.5	$134.2	$2.7	$—	$4.6	$94.4	$294.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	June 30, 2022
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$82.5	$—		$82.5		$—
States, municipalities and political subdivisions	164.7	—		164.7		—
Foreign governments	388.6	—		388.6		—
Asset-backed	562.1	—		562.1		—
Commercial mortgage-backed	417.5	—		417.5		—
Residential mortgage-backed	518.0	—		518.0		—
U.S. corporate	2,993.2	—		2,990.1		3.1
Foreign corporate	1,182.2	—		1,179.0		3.2
Equity securities:
Mutual funds	34.5	34.5		—		—
Common stocks	40.3	38.4		0.7		1.2
Non-redeemable preferred stocks	236.2	—		236.2		—
Short-term investments	139.7	132.3	(2)	7.4		—
Other investments	66.3	65.7	(1)	—		0.6
Cash equivalents	449.2	434.5	(2)	14.7	(3)	—
Other assets	6.4	—		6.4	(4)	—
Assets held in separate accounts	10.2	6.7	(1)	3.5	(3)	—
Total financial assets	$7,291.6	$712.1		$6,571.4		$8.1

Financial Liabilities
Other liabilities	$69.4	$65.7	(1)	$—		$3.7	(5)
Liabilities related to separate accounts	10.2	6.7	(1)	3.5	(3)	—
Total financial liabilities	$79.6	$72.4		$3.5		$3.7

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	June 30, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$293.5	$283.6	$—	$—	$283.6
Other investments	5.2	5.2	2.0	—	3.2
Other assets	18.7	18.7	—	—	18.7
Total financial assets	$317.4	$307.5	$2.0	$—	$305.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.4	$8.2	$—	$—	$8.2
Funds withheld under reinsurance	338.7	338.7	338.7	—	—
Debt	2,128.8	2,026.3	—	2,026.3	—
Total financial liabilities	$2,475.9	$2,373.2	$338.7	$2,026.3	$8.2

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$256.5	$266.0	$—	$—	$266.0
Other investments	4.2	4.2	2.0	—	2.2
Other assets	24.9	24.9	—	—	24.9
Total financial assets	$285.6	$295.1	$2.0	$—	$293.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.5	$9.6	$—	$—	$9.6
Funds withheld under reinsurance	364.2	364.2	364.2	—	—
Debt	2,202.5	2,456.3	—	2,456.3	—
Total financial liabilities	$2,575.2	$2,830.1	$364.2	$2,456.3	$9.6
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

9. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$9,025.4	$7,649.7	$8,811.0	$7,393.5
Costs deferred	1,233.6	1,331.2	2,337.5	2,370.5
Amortization	(900.0)	(844.3)	(1,789.5)	(1,627.4)
Ending balance	$9,359.0	$8,136.6	$9,359.0	$8,136.6

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

	For the Six Months Ended June 30,
	2022	2021
Claims and benefits payable, at beginning of period	$1,604.8	$1,619.9
Less: Reinsurance ceded and other	(825.9)	(850.5)
Net claims and benefits payable, at beginning of period	778.9	769.4
Incurred losses and loss adjustment expenses related to:
Current year	1,070.3	1,106.2
Prior years	19.7	(39.4)
Total incurred losses and loss adjustment expenses	1,090.0	1,066.8
Paid losses and loss adjustment expenses related to:
Current year	631.6	688.1
Prior years	383.5	370.5
Total paid losses and loss adjustment expenses	1,015.1	1,058.6
Net claims and benefits payable, at end of period	853.8	777.6
Plus: Reinsurance ceded and other (1)	688.8	831.3
Claims and benefits payable, at end of period (1)	$1,542.6	$1,608.9
(1)Includes reinsurance recoverables and claims and benefits payable of $56.0 million and $76.1 million as of June 30, 2022 and 2021, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net unfavorable loss development for the six months ended June 30, 2022 of $19.7 million and net favorable loss development of $39.4 million for the six months ended June 30, 2021 as presented in the roll forward table above. The unfavorable development is attributed to the sharing economy and small commercial lines of business, now reported in the Corporate and Other segment within non-core operations.
Global Lifestyle contributed $40.7 million and $35.0 million to the net favorable loss development for the six months ended June 30, 2022 and 2021, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. For the six months ended June 30, 2022, Global Automotive also experienced favorable loss development from ancillary products due to the strong used vehicle market. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $15.2 million of net unfavorable loss development for the six months ended June 30, 2022 and $5.7 million of net favorable development for the six months ended June 30, 2021. The net unfavorable loss development for the six months ended June 30, 2022 was comprised of $1.5 million from non-catastrophe losses and $13.7 million from prior catastrophe events. Hurricane Eta from accident year 2020 drove the unfavorable development for catastrophes where the

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

loss development pattern was longer than expected and the average claim severities were higher than expected. For non-catastrophe losses, Lender-placed Insurance products developed unfavorably due to inflationary impacts on severity, partially offset by favorable development across other products. The net favorable loss development for the six months ended June 30, 2021 were attributable to multiple lines of business with a concentration in recent accident years.
The sharing economy and small commercial lines of business, reported within non-core operations, contributed $49.3 million and $5.3 million in unfavorable development during the six months ended June 30, 2022 and 2021, respectively. The $49.3 million in unfavorable development consists of $38.0 million from sharing economy and $11.3 million from small commercial. The unfavorable development from sharing economy was driven by emerging adverse claim development trends on known claims as well as reserve assumption revisions to reflect relevant industry benchmarks. Both sharing economy and small commercial experienced unfavorable development on known claims driven by social inflation and the release of the backlog from courts reopening after COVID-19. All others contributed $4.1 million and $4.0 million of net favorable loss development for the six months ended June 30, 2022 and 2021 respectively.

11. Debt
Debt Redemption
In June 2022, the Company redeemed $75.0 million of the $300.0 million then outstanding aggregate principal amount of its 4.20% Senior Notes due September 2023 at a make-whole premium plus accrued and unpaid interest to the redemption date. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $0.9 million.

12. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended June 30, 2022
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at March 31, 2022	$(325.6)	$(78.2)	$11.8	$(93.3)	$(485.3)
Change in accumulated other comprehensive income (loss) before reclassifications	(41.9)	(305.0)	—	(0.6)	(347.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.1	(0.7)	(1.8)	10.6
Net current-period other comprehensive income (loss)	(41.9)	(291.9)	(0.7)	(2.4)	(336.9)
Balance at June 30, 2022	$(367.5)	$(370.1)	$11.1	$(95.7)	$(822.2)

	Three Months Ended June 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2021	$(288.4)	$887.3	$14.1	$(108.5)	$504.5
Change in accumulated other comprehensive income (loss) before reclassifications	13.6	90.0	—	0.6	104.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	(0.6)	(1.3)	(4.7)
Net current-period other comprehensive income (loss)	13.6	87.2	(0.6)	(0.7)	99.5
Balance at June 30, 2021	$(274.8)	$974.5	$13.5	$(109.2)	$604.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2022
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(40.6)	(652.8)	—	—	(693.4)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	26.1	(1.3)	(3.6)	21.2
Net current-period other comprehensive income (loss)	(40.6)	(626.7)	(1.3)	(3.6)	(672.2)
Balance at June 30, 2022	$(367.5)	$(370.1)	$11.1	$(95.7)	$(822.2)

	Six Months Ended June 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	20.8	(117.9)	—	0.3	(96.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5.2)	(1.2)	(2.6)	(9.0)
Net current-period other comprehensive income (loss)	20.8	(123.1)	(1.2)	(2.3)	(105.8)
Balance at June 30, 2021	$(274.8)	$974.5	$13.5	$(109.2)	$604.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of accumulated other comprehensive income (“AOCI”) for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2022	2021
Net unrealized losses (gains) on investments	$16.6	$(3.4)	Net realized losses (gains) on investments
	(3.5)	0.6	Provision for income taxes
	$13.1	$(2.8)	Net of tax
Net unrealized gains on derivative transactions	$(0.9)	$(0.7)	Interest expense
	0.2	0.1	Provision for income taxes
	$(0.7)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.1	$1.8	(1)
Amortization of prior service credit	(3.4)	(3.4)	(1)
	(2.3)	(1.6)
	0.5	0.3	Provision for income taxes
	$(1.8)	$(1.3)	Net of tax
Total reclassifications for the period	$10.6	$(4.7)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2022	2021
Net unrealized losses (gains) on investments	$33.0	$(6.5)	Net realized losses (gains) on investments
	(6.9)	1.3	Provision for income taxes
	$26.1	$(5.2)	Net of tax
Net unrealized gains on derivative transactions	$(1.6)	$(1.4)	Interest expense
	0.3	0.2	Provision for income taxes
	$(1.3)	$(1.2)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$2.2	$3.6	(1)
Amortization of prior service credit	(6.8)	(6.8)	(1)
	(4.6)	(3.2)
	1.0	0.6	Provision for income taxes
	$(3.6)	$(2.6)	Net of tax
Total reclassifications for the period	$21.2	$(9.0)	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. For additional information, see Note 15.

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
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million for the six months ended June 30, 2021.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income from continuing operations	$52.2	$187.1	$201.2	$327.9
Less: Net loss attributable to non-controlling interest	—	(0.2)	—	—
Net income from continuing operations attributable to stockholders	52.2	186.9	201.2	327.9
Less: Preferred stock dividends	—	—	—	(4.7)
Net income from continuing operations attributable to common stockholders	52.2	186.9	201.2	323.2
Less: Common stock dividends paid	(38.6)	(41.8)	(76.0)	(80.0)
Undistributed earnings	$13.6	$145.1	$125.2	$243.2

Net income from continuing operations attributable to common stockholders	$52.2	$186.9	$201.2	$323.2
Add: Net income from discontinued operations	—	18.9	—	33.2
Net income attributable to common stockholders	$52.2	$205.8	$201.2	$356.4

Denominator
Weighted average common shares outstanding used in basic per common share calculations	54,607,321	60,990,609	55,190,104	60,096,711
Incremental common shares from:
PSUs	361,287	286,233	427,503	334,904
ESPP	46,339	45,714	46,339	45,714
MCPS	—	—	—	1,076,673
Weighted average common shares outstanding used in diluted per common share calculations	55,014,947	61,322,556	55,663,946	61,554,002
Earnings per common share - Basic
Distributed earnings	$0.71	$0.69	$1.38	$1.33
Undistributed earnings	0.25	2.38	2.27	4.05
Net income from continuing operations	0.96	3.07	3.65	5.38
Net income from discontinued operations	—	0.31	—	0.55
Net income attributable to common stockholders	$0.96	$3.38	$3.65	$5.93
Earnings per common share - Diluted
Distributed earnings	$0.70	$0.68	$1.36	$1.30
Undistributed earnings	0.25	2.37	2.25	4.03
Net income from continuing operations	0.95	3.05	3.61	5.33
Net income from discontinued operations	—	0.31	—	0.54
Net income attributable to common stockholders	$0.95	$3.36	$3.61	$5.87
Average PSUs totaling 82,222 and 1,590 for the three months ended June 30, 2022 and 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 48,673 and 35,164 for the six months ended June 30, 2022 and 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

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
The following tables present the components of net periodic benefit cost for the Plans for the three and six months ended June 30, 2022 and 2021:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Interest cost	$4.2	$3.5	$0.3	$0.3	$0.1	$—
Expected return on plan assets	(6.9)	(6.9)	—	—	(0.4)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	0.7	1.2	0.6	0.8	(0.2)	(0.1)
Net periodic benefit cost	$(2.0)	$(2.2)	$0.9	$1.1	$(3.9)	$(3.9)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Interest cost	$8.4	$7.0	$0.7	$0.6	$0.1	$—
Expected return on plan assets	(13.8)	(13.8)	—	—	(0.7)	(0.8)
Amortization of prior service credit	—	—	—	—	(6.8)	(6.8)
Amortization of net loss (gain)	1.5	2.4	1.1	1.6	(0.4)	(0.2)
Net periodic benefit cost	$(3.9)	$(4.4)	$1.8	$2.2	$(7.8)	$(7.8)
 The Assurant Pension Plan funded status was $76.9 million at June 30, 2022 and $74.8 million at December 31, 2021 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 113% and 110% funded status at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2022.

16. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.1 million and $7.2 million of letters of credit outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

17. Revision of Prior Period Financial Statements
The Company revised certain prior period financial statements for an error related to reinsurance of claims and benefits payables within the Connected Living business unit in the Global Lifestyle segment occurring in late 2018 through first quarter 2022 that resulted in an understatement of policyholder benefits and an overstatement of net income. See Note 2 for additional information. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods in which the Company identified them.
Recording the cumulative impact of the errors in the second quarter financials of 2022 would have a material impact on the results of operation for the quarter. A summary of revisions to our previously reported financial statements is presented below (in millions, except for per share data).

Revised Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustment	As Revised
Reinsurance recoverables	$6,178.9	$2.3	$6,181.2
Other Assets	692.1	6.8	698.9
Total assets	33,911.5	9.1	33,920.6
Claims and benefits payable	1,595.9	8.9	1,604.8
Reinsurance balances payable	420.4	25.8	446.2
Total liabilities	28,421.8	34.7	28,456.5
Retained Earnings	4,066.8	(25.6)	4,041.2
Total Assurant, Inc. stockholders’ equity	5,489.7	(25.6)	5,464.1
Total equity	5,489.7	(25.6)	5,464.1
Total liabilities and equity	33,911.5	9.1	33,920.6

Revised Consolidated Statements of Operations

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Policyholder benefits	$538.3	$(3.1)	$535.2	$1,067.0	$(0.2)	$1,066.8
Underwriting, general and administrative expenses	747.2	—	747.2	1,482.9	5.4	1,488.3
Total benefits, losses and expenses	2,305.7	(3.1)	2,302.6	4,545.2	5.2	4,550.4
Income from continuing operations before income tax expense	236.6	3.1	239.7	429.7	(5.2)	424.5
Income tax expense	51.9	0.7	52.6	96.5	0.1	96.6
Net income from continuing operations	184.7	2.4	187.1	333.2	(5.3)	327.9
Net income	203.6	2.4	206.0	366.4	(5.3)	361.1
Net income attributable to stockholders	203.4	2.4	205.8	366.4	(5.3)	361.1
Net income attributable to common stockholders	203.4	2.4	205.8	361.7	(5.3)	356.4
Basic earnings per share from continuing operations	3.03	0.04	3.07	5.47	(0.09)	5.38
Basic earnings per share attributable to common stockholders	3.34	0.04	3.38	6.02	(0.09)	5.93
Diluted earnings per share from continuing operations	3.01	0.04	3.05	5.41	(0.08)	5.33
Diluted earnings per share attributable to common stockholders	3.32	0.04	3.36	5.95	(0.08)	5.87

Revised Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net Income	$203.6	$2.4	$206.0	$366.4	$(5.3)	$361.1
Total comprehensive income	303.1	2.4	305.5	260.6	(5.3)	255.3
Total comprehensive income attributable to stockholders	302.9	2.4	305.3	260.6	(5.3)	255.3

Revised Consolidated Statements of Changes in Equity

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Beginning equity	$5,825.6	$(22.9)	$5,802.7	$5,954.8	$(15.2)	$5,939.6
Net Income	$203.6	$2.4	$206.0	$366.4	$(5.3)	$361.1
Ending equity	5,908.4	(20.5)	5,887.9	5,908.4	(20.5)	5,887.9

Revised Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2021
	As Reported	Adjustment	As revised
Operating activities
Net Income Attributable to Stockholders	$366.4	$(5.3)	$361.1
Change in insurance policy reserves and expenses	626.4	(3.3)	623.1
Change in reinsurance recoverable	(114.7)	(0.6)	(115.3)
Change in reinsurance balance payable	85.4	3.8	89.2
Change in deferred acquisition costs and value of business acquired	(430.3)	5.5	(424.8)
Change in taxes payable	24.5	0.1	24.6
Change in other assets and other liabilities	(45.6)	(3.2)	(48.8)
Other	(7.9)	3.0	(4.9)
Net cash (used in) provided by operating activities	529.0	—	529.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2021 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2022 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and six months ended June 30, 2022 (“Second Quarter 2022” and “Six Months 2022”) and the three and six months ended June 30, 2021 (“Second Quarter 2021” and “Six Months 2021”).
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
(xi)the impact of catastrophe and non-catastrophe losses, including as a result of the current inflationary environment and climate change;
(xii)negative publicity relating to our business or industry;
(xiii)the impact of general economic, financial market and political conditions and conditions in the markets in which we operate, including the current inflationary environment (that has increased the costs of paying claims, including for materials and labor, as well as our employee wages), any prolonged recessionary environment and the conflict in Ukraine;
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
Reportable Segments
As of June 30, 2022, we had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
In conjunction with the transition of our new CEO and chief operating decision maker, we changed our segment measure of profitability for its reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective January 1, 2022. Prior period amounts have been revised to reflect the new segment measure of profitability.
We define Adjusted EBITDA as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, COVID-19 direct and incremental expenses, loss on extinguishment of debt, non-core operations (defined below), net income (loss) attributable to non-controlling interests, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), as well as other highly variable or unusual items.

Executive Summary
Beginning with Second Quarter 2022, we changed the calculation of our segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which we now expect to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”). All prior period amounts have been revised, which impacts segment Adjusted EBITDA but does not impact consolidated net income. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report for more information.
We have also revised our prior period financial statements to reflect the correction of an error identified in Second Quarter 2022 related to reinsurance of claims and benefits payables within the Connected Living business unit in our Global Lifestyle segment occurring in late 2018 through first quarter 2022, as well as other immaterial errors which were previously recorded in the periods in which the Company identified them. See Notes 2 and 17 to the Consolidated Financial Statements included elsewhere in this Report for more information. Additionally, prior period disclosures have been revised to include Hurricane Eta, which should have been classified as a reportable catastrophe since fourth quarter 2020. This correction had an immaterial impact to prior periods.
Summary of Financial Results
Consolidated net income from continuing operations decreased $134.9 million, or 72%, to $52.2 million for Second Quarter 2022 from $187.1 million for Second Quarter 2021. The decline was primarily due to a decrease in net unrealized gains from changes in fair value of equity securities, lower earnings contributions from Global Housing, and a $29.4 million after-tax decrease in earnings from non-core operations, mostly driven by adverse prior year reserve development from sharing economy.
Global Lifestyle Adjusted EBITDA increased $22.6 million, or 12%, to $206.8 million for Second Quarter 2022 from $184.2 million for Second Quarter 2021, from continued strong results across Connected Living and Global Automotive. Connected Living growth was primarily led by mobile from higher device protection contributions in North America, including subscriber growth and more favorable loss experience. Global Automotive increased primarily from higher investment income mainly from the sale of a real estate joint venture partnership and higher yields, as well as favorable loss experience in select ancillary products. Growth was partially offset by the unfavorable impact of foreign exchange.
Global Lifestyle net earned premiums, fees and other income increased $47.6 million, or 2%, to $1.98 billion for Second Quarter 2022 from $1.94 billion for Second Quarter 2021, primarily led by Global Automotive premium growth from strong prior period sales. Connected Living decreased modestly, mainly from the impact of runoff mobile programs, partially offset by higher mobile fee income driven by an increase in global mobile devices serviced (defined below), as well as device protection growth in North America.
Global Housing Adjusted EBITDA decreased $57.2 million, or 43%, to $75.2 million for Second Quarter 2022 from $132.4 million for Second Quarter 2021. Pre-tax reportable catastrophes (defined as individual catastrophic events that generate losses in excess of $5.0 million pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums) increased $17.2 million, primarily due to prior period development from Hurricane Eta and current period losses from Tropical Storm Alex. Excluding reportable catastrophes, Adjusted EBITDA decreased $40.0 million, or 30%, year-over-year. Approximately $25.0 million of the decrease was driven by higher non-catastrophe loss experience, largely within Lender-placed Insurance, from higher claims severity related to inflation. Higher loss experience included a $12.0 million year-over-year increase in reserves for prior and current year periods along with elevated severity in the current quarter, particularly from fire claims. The remainder of the decline was mainly from higher catastrophe reinsurance costs, largely driven by increased exposures.
Global Housing net earned premiums, fees and other income was $495.7 million for Second Quarter 2022, compared to $496.8 million for Second Quarter 2021, as growth in Lender-placed Insurance from higher average insured values and premium rates were offset by higher catastrophe reinsurance costs.
Corporate and Other Adjusted EBITDA was $(24.9) million for Second Quarter 2022 compared to $(16.9) million for Second Quarter 2021, primarily driven by higher employee-related expenses and technology expenses.
Catastrophe Reinsurance Program
In July 2022, we finalized our 2022 property catastrophe reinsurance program. The U.S. per-event catastrophe coverage provides $1.16 billion of protection in excess of an $80.0 million retention per event. The coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. See “Catastrophe Reinsurance Program” below.

Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income and our ability to manage our expenses and achieve expense savings. Our results also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and to maintain our position in our Lender-placed Insurance business. Factors affecting these items, including conditions in financial markets, the global economy and the markets in which we operate, including interest rates and inflation, any prolonged recessionary environment, the conflict in Ukraine, fluctuations in exchange rates and competition, may have a material adverse effect on our results of operations or financial condition. For example, the current inflationary environment has increased the costs of paying claims, including for materials and labor, as well as our employee wages, which has impacted the results of our Lender-placed Insurance business and other businesses within Global Housing. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2021 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2021 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, which may be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, to capitalize on the smart home opportunity, and to maintain relationships with significant clients, distributors and other parties or renew contracts with them on favorable terms. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance results will be impacted by changes in the housing market as well as inflation. In addition, across many of our businesses, we must respond to the actions of our competitors, the threat of disruption and the competition for talent. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues,” “Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” and “The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2021 Annual Report.
Critical Accounting Policies and Estimates
Our 2021 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2021 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net earned premiums	$2,168.9	$2,150.6	$4,305.3	$4,256.2
Fees and other income	325.2	298.5	647.6	548.4
Net investment income	92.0	82.9	178.3	159.2
Net realized (losses) gains on investments and fair value changes to equity securities	(76.4)	10.3	(138.8)	11.1
Total revenues	2,509.7	2,542.3	4,992.4	4,974.9
Benefits, losses and expenses:
Policyholder benefits	600.0	535.2	1,090.0	1,066.8
Underwriting, selling, general and administrative expenses	1,811.7	1,738.6	3,602.3	3,426.4
Interest expense	27.2	28.8	54.1	57.2
Loss on extinguishment of debt	0.9	—	0.9	—
Total benefits, losses and expenses	2,439.8	2,302.6	4,747.3	4,550.4
Income before provision for income taxes	69.9	239.7	245.1	424.5
Provision for income taxes	17.7	52.6	43.9	96.6
Net income from continuing operations	52.2	187.1	201.2	327.9
Net income from discontinued operations	—	18.9	—	33.2
Net income	52.2	206.0	201.2	361.1
Less: Net loss attributable to non-controlling interest	—	(0.2)	—	—
Net income attributable to stockholders	52.2	205.8	201.2	361.1
Less: Preferred stock dividends	—	—	—	(4.7)
Net income attributable to common stockholders	$52.2	$205.8	$201.2	$356.4
For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Net income from continuing operations decreased $134.9 million, or 72%, to $52.2 million for Second Quarter 2022 from $187.1 million for Second Quarter 2021, primarily driven by a decrease in net unrealized gains from changes in fair value of equity securities, mostly related to four equity positions that went public in 2021 through SPAC mergers, and from preferred stocks due to an increase in interest rates. The decrease was also driven by a decrease in earnings from Global Housing due to higher non-catastrophe loss experience and an increase in reportable catastrophe losses. Additionally, the decrease was due to a $29.4 million after-tax decrease in earnings from our non-core operations, mostly driven by adverse prior year reserve development from the sharing economy business. The decrease was partially offset by higher earnings from Global Lifestyle, driven by Connected Living and Global Automotive results.
For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net income from continuing operations decreased $126.7 million, or 39%, to $201.2 million for Six Months 2022 from $327.9 million for Six Months 2021, primarily driven by a decrease in net unrealized gains from changes in fair value of equity securities mostly related to four equity positions that went public in 2021 through SPAC mergers and from preferred stocks due to an increase in interest rates. The decrease was also due to a $37.8 million after-tax decrease in earnings from our non-core operations, mostly driven by adverse prior year reserve development from the sharing economy business. Additionally, the decrease was driven by a decrease in earnings from Global Housing due to higher non-catastrophe loss experience. The decrease was partially offset by higher earnings from Global Lifestyle, driven by Connected Living and Global Automotive results, as well as lower reportable catastrophe losses.

Discontinued Operations
In August 2021, we completed the sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”) to subsidiaries of CUNA Mutual Group for an aggregate purchase price at closing of $1.34 billion. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$1,694.0	$1,675.3	$3,366.3	$3,321.8
Fees and other income	289.3	260.4	576.9	474.0
Net investment income	64.7	48.8	121.1	99.0
Total revenues	2,048.0	1,984.5	4,064.3	3,894.8
Benefits, losses and expenses
Policyholder benefits	328.2	344.6	632.3	672.3
Underwriting, selling, general and administrative expenses	1,513.0	1,455.7	3,010.6	2,852.8
Total benefits, losses and expenses	1,841.2	1,800.3	3,642.9	3,525.1
Global Lifestyle Adjusted EBITDA	$206.8	$184.2	$421.4	$369.7

Net earned premiums, fees and other income:
Connected Living	$1,064.4	$1,080.1	$2,135.2	$2,127.8
Global Automotive	918.9	855.6	1,808.0	1,668.0
Total	$1,983.3	$1,935.7	$3,943.2	$3,795.8

Net earned premiums, fees and other income:
Domestic	$1,518.2	1,462.6	$3,027.7	$2,841.0
International	465.1	473.1	915.5	954.8
Total	$1,983.3	$1,935.7	$3,943.2	$3,795.8
For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Adjusted EBITDA increased $22.6 million, or 12%, to $206.8 million for Second Quarter 2022 from $184.2 million for Second Quarter 2021, due to strong results across Connected Living and Global Automotive. Connected Living growth was primarily led by mobile from higher device protection contributions in North America, including subscriber growth and more favorable loss experience. Global Automotive earnings increased primarily from higher net investment income, mainly from the sale of a real estate joint venture partnership and higher yields, as well as favorable loss experience in select ancillary products. The increase was partially offset by the unfavorable impact of foreign exchange.
Total revenues increased $63.5 million, or 3%, to $2.05 billion for Second Quarter 2022 from $1.98 billion for Second Quarter 2021. Fees and other income increased $28.9 million, or 11%, mainly driven by an increase in global mobile devices serviced (which includes devices for which we provide value to our consumers and partners, through trade-ins and upgrades, technology, claims fulfillment, repair capabilities, logistics, and asset disposition). Net earned premiums increased $18.7 million, or 1%, primarily driven by continued organic growth from strong prior period U.S. sales in our Global Automotive business across all distribution channels and domestic mobile subscriber growth within our cable operator distribution channel. The increase in net earned premiums was partially offset by a decrease from the run-off of certain global mobile programs and unfavorable impacts of foreign exchange. Net investment income increased $15.9 million, or 33%, primarily due to higher real estate related income, higher fixed maturity asset levels and higher yields.
Total benefits, losses and expenses increased $40.9 million, or 2%, to $1.84 billion for Second Quarter 2022 from $1.80 billion for Second Quarter 2021. Underwriting, selling, general and administrative expenses increased $57.3 million, or 4%, primarily due to higher cost of sales in Connected Living from our recently launched service and repair capabilities and higher operating costs associated with growth. Higher commission expenses also contributed to the increase, mainly from growth across our Global Automotive business and domestic mobile subscriber growth within our cable operator distribution channel, which was partially offset by the run-off of certain global mobile programs. The increase was partially offset by a decrease in policyholder benefits of $16.4 million, or 5%, primarily due to the run-off of certain global mobile programs and favorable loss experience within Global Automotive, from select domestic ancillary products and Connected Living, partially offset by growth across our Global Automotive and Connected Living businesses.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Adjusted EBITDA increased $51.7 million, or 14%, to $421.4 million for Six Months 2022 from $369.7 million for Six Months 2021, primarily driven by strong results across Connected Living and Global Automotive. In Connected Living, mobile increased primarily from device protection contributions in North America, including subscriber growth and favorable loss experience. Global Automotive increased primarily from higher net investment income, mainly from the sale of real estate joint venture partnership and higher yields, as well as favorable loss experience in select ancillary products and expansion across distribution channels. The increase was partially offset by unfavorable impacts of foreign exchange and higher operating costs associated with growth.
Total revenues increased $169.5 million, or 4%, to $4.06 billion for Six Months 2022 from $3.89 billion for Six Months 2021. Fees and other income increased $102.9 million, or 22%, mainly driven by an increase in global mobile devices serviced. Net earned premiums increased $44.5 million, or 1%, primarily driven by continued organic growth from strong prior period U.S. sales in our Global Automotive business across all distribution channels and domestic mobile subscriber growth within our cable operator distribution channel. The increase in net earned premiums was partially offset by the run-off of certain global mobile programs. Net investment income increased $22.1 million, or 22%, primarily due to higher real estate related income, higher fixed maturity asset levels and higher yields.
Total benefits, losses and expenses increased $117.8 million, or 3%, to $3.64 billion for Six Months 2022 from $3.53 billion for Six Months 2021. Underwriting, selling, general and administrative expenses increased $157.8 million, or 6%, to $3.01 billion for Six Months 2022 from $2.85 billion for Six Months 2021 due to higher cost of sales in Connected Living from our recently launched service and repair capabilities and higher operating costs associated with growth. Higher commission expenses also contributed to the increase, mainly from growth across our Global Automotive business and domestic mobile subscriber growth within our cable operator distribution channel, which was partially offset by the run-off of certain global mobile programs. This increase was partially offset by a decrease in policyholder benefits of $40.0 million, or 6%, to $632.3 million for Six Months 2022 from $672.3 million for Six Months 2021, primarily due to the run-off of certain global mobile programs and favorable loss experience within Global Automotive from select domestic ancillary products, partially offset by growth across our Global Automotive and Connected Living businesses.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$460.0	$458.9	$911.6	$902.5
Fees and other income	35.7	37.9	70.1	74.0
Net investment income	19.0	22.9	38.9	41.6
Total revenues	514.7	519.7	1,020.6	1,018.1
Benefits, losses and expenses
Policyholder benefits	218.5	175.9	388.3	371.5
Underwriting, selling, general and administrative expenses	221.0	211.4	440.6	426.6
Total benefits, losses and expenses	439.5	387.3	828.9	798.1
Global Housing Adjusted EBITDA	$75.2	$132.4	$191.7	$220.0

Impact of reportable catastrophes	$20.3	$3.1	$26.5	$49.1

Net earned premiums, fees and other income
Lender-placed Insurance	$272.9	$274.3	$539.7	$534.7
Multifamily Housing	122.2	122.1	242.1	239.5
Specialty and Other	100.6	100.4	199.9	202.3
Total	$495.7	$496.8	$981.7	$976.5
For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Adjusted EBITDA decreased $57.2 million, or 43%, to $75.2 million for Second Quarter 2022 from $132.4 million for Second Quarter 2021. Pre-tax reportable catastrophes for Second Quarter 2022 increased $17.2 million to $20.3 million, compared to $3.1 million for Second Quarter 2021, primarily due to prior period development from Hurricane Eta and current period losses from Tropical Storm Alex. Excluding reportable catastrophes, Adjusted EBITDA decreased $40.0 million, or 30%, year-over-year. Approximately $25.0 million of the decrease was driven by higher non-catastrophe loss experience, largely within Lender-placed Insurance, from higher claims severity related to inflation. Higher loss experience included a $12.0 million year-over-year increase in reserves for prior and current year periods along with elevated severity in the current quarter, particularly from fire claims. The remainder of the decline was mainly from higher catastrophe reinsurance costs, largely driven by increased exposures.
Total revenues decreased $5.0 million, or 1%, to $514.7 million for Second Quarter 2022 from $519.7 million for Second Quarter 2021. The decrease was primarily due to a decrease in net investment income of $3.9 million, or 17%, primarily due to lower income from real estate-related investments. The decrease was partially offset by an increase in net earned premiums of $1.1 million, or 0.2%, as growth in Lender-placed Insurance from higher average insured values and premium rates was partially offset by higher catastrophe reinsurance costs.
Total benefits, losses and expenses increased $52.2 million, or 13%, to $439.5 million for Second Quarter 2022 from $387.3 million for Second Quarter 2021. Policyholder benefits increased $42.6 million, or 24%, due to higher non-catastrophe loss experience as described above. Underwriting, selling, general and administrative expenses increased $9.6 million, or 5%, mainly due to higher expenses to support operations.
For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Adjusted EBITDA decreased $28.3 million, or 13%, to $191.7 million for Six Months 2022 from $220.0 million for Six Months 2021. Pre-tax reportable catastrophes decreased $22.6 million, or 46%, to $26.5 million for Six Months 2022 compared to $49.1 million for Six Months 2021. Excluding reportable catastrophes, Adjusted EBITDA decreased $50.9 million, or 19%, mainly driven by higher non-catastrophe loss experience, primarily in Lender-placed Insurance due to higher claims severity from inflation, particularly from elevated fire losses, as well as higher catastrophe reinsurance premiums mainly from increased exposures. The decrease was partially offset by higher average insured values and premium rates in Lender-Placed Insurance.
Total revenues increased $2.5 million, or 0.2%, to $1.02 billion for Six Months 2022 from $1.02 billion for Six Months 2021. Net earned premiums increased $9.1 million, or 1%, primarily due to higher average insured values and premium rates in our Lender-placed Insurance business, and continued growth from renters insurance in our Multifamily Housing business, partially offset by higher catastrophe reinsurance premiums and a decline in Specialty and Other from client run-off. The increase was partially offset by a decrease in fees and other income of $3.9 million, or 5%, primarily due to declines in our Multifamily Housing business and our Lender-placed Insurance business, and a decrease in net investment income of $2.7 million, or 6%, primarily due to lower income from real estate-related investments.
Total benefits, losses and expenses increased $30.8 million, or 4%, to $828.9 million for Six Months 2022 from $798.1 million for Six Months 2021. Policyholder benefits increased $16.8 million, or 5%, due to higher non-catastrophe loss experience as described above, partially offset by lower reportable catastrophe losses. Underwriting, selling, general and administrative expenses increased $14.0 million, or 3%, mainly due to higher expenses to support operations.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	0.1	0.1	0.4	0.2
Net investment income	6.8	9.7	15.3	15.8
Total revenues	6.9	9.8	15.7	16.0
Benefits, losses and expenses
Policyholder benefits	0.4	—	0.4	—
General and administrative expenses	31.4	26.7	62.4	60.8
Total benefits, losses and expenses	31.8	26.7	62.8	60.8
Corporate and Other Adjusted EBITDA	$(24.9)	$(16.9)	$(47.1)	$(44.8)
For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Adjusted EBITDA was $(24.9) million for Second Quarter 2022 compared to $(16.9) million for Second Quarter 2021. The change in results was primarily due to higher employee-related and technology expenses and a decrease in net investment income.
Total revenues decreased $2.9 million, or 30%, to $6.9 million for Second Quarter 2022 from $9.8 million for Second Quarter 2021, primarily driven by a decrease in net investment income of $2.9 million, or 30%, mostly due to a reduction in income from limited partnerships that was partially offset by increased income from higher invested assets balances, primarily reflecting the remaining proceeds from the sale of Global Preneed.
Total benefits, losses and expenses increased $5.1 million, or 19%, to $31.8 million for Second Quarter 2022 from $26.7 million for Second Quarter 2021, primarily driven by higher employee-related and technology expenses.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Adjusted EBITDA was $(47.1) million for Six Months 2022 compared to $(44.8) million for Six Months 2021. The change in results was primarily due to higher employee-related and technology expenses.
Total revenues decreased $0.3 million, or 2%, to $15.7 million for Six Months 2022 from $16.0 million for Six Months 2021 primarily driven by a decrease in net investment income of $0.5 million, or 3%, mostly due a reduction in income from limited partnerships that was partially offset by increased income from higher invested assets balances, primarily reflecting the remaining proceeds from the sale of Global Preneed.
Total benefits, losses and expenses increased $2.0 million, or 3%, to $62.8 million for Six Months 2022 from $60.8 million for Six Months 2021. General and administrative expenses increased $1.6 million, or 3%, to $62.4 million for Six Months 2022 from $60.8 million for Six Months 2021, primarily due to higher employee-related and technology expenses.

Investments
We had total investments of $7.61 billion and $8.67 billion as of June 30, 2022 and December 31, 2021, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $778.9 million during Six Months 2022, from $311.4 million as of December 31, 2021 to a net unrealized loss of $467.5 million as of June 30, 2022, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2022		December 31, 2021
Aaa / Aa / A	$3,552.0	56.3%	$4,066.5	56.4%
Baa	2,372.7	37.6%	2,719.0	37.7%
Ba	307.5	4.9%	333.7	4.6%
B and lower	76.6	1.2%	96.1	1.3%
Total	$6,308.8	100.0%	$7,215.3	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturity securities	$66.0	$57.5	$128.3	$114.9
Equity securities	3.8	3.7	7.5	7.3
Commercial mortgage loans on real estate	3.4	2.1	7.3	3.4
Short-term investments	0.8	0.4	1.3	1.2
Other investments	17.8	20.7	35.0	35.4
Cash and cash equivalents	3.8	2.1	6.1	3.7
Total investment income	95.6	86.5	185.5	165.9
Investment expenses	(3.6)	(3.6)	(7.2)	(6.7)
Net investment income	$92.0	$82.9	$178.3	$159.2
Net investment income increased $9.1 million, or 11%, to $92.0 million for Second Quarter 2022 from $82.9 million for Second Quarter 2021, primarily driven by increased income from fixed maturity securities related to higher invested assets and higher yields, partially offset by lower income from other investments mostly due to a reduction in income from limited partnerships.
Net realized losses on investments and fair value changes to equity securities were $76.4 million for Second Quarter 2022 compared to net gains of $10.3 million for Second Quarter 2021. The change in Second Quarter 2022 was mostly due to $62.5 million of net unrealized losses from changes in fair value of equity securities that were driven by a $47.8 million decrease in net unrealized gains from four equity positions that went public in 2021 through SPAC mergers. The net realized losses were also driven by $22.6 million of net realized losses on sales of fixed maturity securities, partially offset by $8.4 million of net realized gains on sales of equity securities.

Net investment income increased $19.1 million, or 12%, to $178.3 million for Six Months 2022 from $159.2 million for Six Months 2021, primarily driven by increased income from fixed maturity securities related to higher invested assets and higher yields, higher rates on short-term investments and cash and cash equivalents, and higher income on commercial mortgage loans on real estate due to higher asset levels and prepayment fees.
Net realized losses on investments and fair value changes to equity securities were $138.8 million for Six Months 2022 compared to net gains of $11.1 million for Six Months 2021. The change in Six Months 2022 was mostly due to $117.4 million of net unrealized losses from changes in fair value of equity securities that included a $93.7 million decrease in net unrealized gains from four equity positions that went public in 2021 through SPAC mergers. The net realized losses were also driven by $41.1 million of net realized losses on sales of fixed maturity securities, partially offset by $20.2 million of net realized gains on sales of equity securities.
As of June 30, 2022, we owned $18.3 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $15.2 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.

For more information on our investments, see Notes 7 and 8 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
In July 2022, we finalized our 2022 property catastrophe reinsurance program. 2022 reinsurance premiums for this program are estimated to be approximately $189.0 million pre-tax compared to approximately $149.0 million pre-tax for 2021, predominantly reflecting increased lender-placed exposure as a result of higher average insured values compared to 2021. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.16 billion of coverage in excess of an $80.0 million retention per event. In addition, it includes multiyear reinsurance contracts covering approximately 45% of the U.S. program, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer, which has two reinstatements. The 2022 U.S. program also maintains a cascading feature that provides multi-event protection in which higher coverage layers (Layers 3 through 6) drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. Layer 7 does not cascade, with a retention of $955.0 million and a limit of $290.0 million. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program is covered for gross Florida losses of up to approximately $1.37 billion.
The 2022 catastrophe reinsurance program also includes Caribbean protection of up to $150.0 million, including a $2.0 million co-participation on the top layer, in excess of a $20.0 million retention.
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
In July 2022, Moody’s upgraded the senior debt rating of Assurant, Inc. to Baa2 from Baa3 with a stable outlook and upgraded the insurance financial strength ratings on our insurance operating subsidiaries to A2 from A3 with a stable outlook. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2021 Annual Report.
Holding Company
As of June 30, 2022, we had approximately $595.4 million in holding company liquidity, which was $370.4 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $679.8 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were $317.9 million for Six Months 2022. In 2021, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, were $728.6 million (including approximately $12.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business). We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Six Months 2022, we made common stock repurchases and paid common stock dividends of $550.2 million.
We paid dividends of $0.68 per common share on June 20, 2022 to stockholders of record as of May 31, 2022. Any determination to pay future dividends on our outstanding common stock will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Six Months 2022, we repurchased 2,765,056 shares of our outstanding common stock at a cost of $474.2 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million, respectively, of our outstanding common stock. As of June 30, 2022, $367.9 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
We expect to deploy capital primarily to support business growth by funding investments, mergers and acquisitions and returning capital to shareholders in the form of share repurchases and dividends, subject to Board approval and market conditions. As previously announced, we returned $900.0 million of the Global Preneed net proceeds through share repurchases within one year of closing, completing the return in Second Quarter 2022. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
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
Our liabilities generally have limited policyholder optionality, which means that the timing of payments is generally insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed-

maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$225.0	$224.5	$300.0	$299.0
4.90% Senior Notes due March 2028	300.0	297.7	300.0	297.5
3.70% Senior Notes due February 2030	350.0	347.4	350.0	347.3
2.65% Senior Notes due January 2032	350.0	346.5	350.0	346.4
6.75% Senior Notes due February 2034	275.0	272.5	275.0	272.4
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.2	400.0	395.9
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.0
Total Debt		$2,128.9		$2,202.5
In June 2022, we redeemed $75.0 million of the $300.0 million then outstanding aggregate principal amount of our 4.20% Senior Notes due September 2023 (the “2023 Senior Notes”) at a make-whole premium plus accrued and unpaid interest to the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $0.9 million, which included a $1.0 million make-whole premium and $0.2 million in debt issuance costs that were written off, partially offset by $0.3 million in unamortized hedging gains recognized upon extinguishment. The gain was reclassified out of accumulated other comprehensive income and recorded through interest expense. In the next five years, we have one upcoming debt maturity in September 2023 when the 2023 Senior Notes will become due and payable.
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
We made no borrowings using the Credit Facility during Six Months 2022 and no loans were outstanding as of June 30, 2022.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $495.5 million out of the $500.0 million was available as of June 30, 2022, due to $4.5 million of letters of credit outstanding.
We did not use the commercial paper program during Six Months 2022 and there were no amounts relating to the commercial paper program outstanding as of June 30, 2022.

Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2022	2021
Operating activities - continuing operations	$(328.1)	$409.9
Operating activities - discontinued operations	—	119.1
Operating activities	(328.1)	529.0
Investing activities - continuing operations	107.0	148.1
Investing activities - discontinued operations	—	(114.8)
Investing activities	107.0	33.3
Financing activities - continuing operations	(624.9)	(20.8)
Financing activities - discontinued operations	—	—
Financing activities	(624.9)	(20.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(26.8)	1.2
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.5
Effect of exchange rate changes on cash and cash equivalents	(26.8)	1.7
Net change in cash	$(872.8)	$543.2
We typically generate operating cash inflows from premiums collected from our insurance products, fees received for services and income received from our investments, while outflows consist of policy acquisition costs, benefits paid and operating expenses. These net cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.
Net cash used in operating activities from continuing operations was $328.1 million for Six Months 2022 compared to net cash provided by operating activities from continuing operations of $409.9 million for Six Months 2021. The decrease in net operating cash flows was primarily driven by a reduction in premium and fees collected during the period due to lower collections of receivables as well as an increase in payments to vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties. The increase in cash used in operations was impacted by the growth in our mobile business from expanded relationships and our recently launched service and repair capabilities.
Net cash provided by investing activities from continuing operations was $107.0 million for Six Months 2022 compared to net cash provided by investing activities from continuing operations of $148.1 million for Six Months 2021. The decrease in cash flows provided by investing activities was primarily driven by the ongoing management of our investment portfolio. Additionally, net cash provided by investing activities for Six Months 2021 included a $60.1 million net cash outflow for transfers from the disposed Global Preneed business to continuing operations related to investments that were not included in the sale.
Net cash used in financing activities from continuing operations was $624.9 million for Six Months 2022 compared to net cash used in financing activities from continuing operations of $20.8 million for Six Months 2021. The increase in net cash used in financing activities was primarily due to the absence of $347.2 million of net proceeds from the issuance of our 2032 Senior Notes during Six Months 2021, as well as $243.5 million increase in share repurchases during Six Months 2022, mainly funded using the remaining net proceeds from the Global Preneed sale.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
Interest paid on debt	$55.4	$55.8
Common stock dividends	76.0	80.0
Preferred stock dividends	—	4.7
Total	$131.4	$140.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.1 million and $7.2 million of letters of credit outstanding as of June 30, 2022 and December 31, 2021, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our 2021 Annual Report described our Quantitative and Qualitative Disclosures About Market Risk. As of June 30, 2022, there were no material changes to the assumptions or risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2022, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 1 - April 30	460,337	186.77	460,337	513.7
May 1 - May 31	149,808	184.10	149,808	486.2
June 1 - June 30	674,911	175.20	674,911	367.9
Total	1,285,056	$180.38	1,285,056	$367.9
(1)Shares repurchased pursuant to the May 2021 publicly announced share repurchase authorization of up to $900.0 million aggregate cost at purchase of outstanding common stock. As of June 30, 2022, $367.9 million aggregate cost at purchase remained unused under the repurchase authorization.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Form of Assurant, Inc. Change in Control Agreement, effective as of May 11, 2022.

10.2	Form of Assurant, Inc. Change in Control Agreement, effective as of May 11, 2022 (California version).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: August 4, 2022