Form 10-Q
period 2022-09-30
ASSURANT, INC.
filed 2022-11-03
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 28, 2022 was 52,831,429.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	September 30, 2022	December 31, 2021
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $6,863.6 and $6,903.9 at September 30, 2022 and December 31, 2021, respectively)	$6,137.9	$7,215.3
Equity securities at fair value	302.6	445.7
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $1.1 at September 30, 2022 and December 31, 2021)	304.4	256.5
Short-term investments	266.8	247.8
Other investments	504.4	506.3
Total investments	7,516.1	8,671.6
Cash and cash equivalents	1,429.8	2,040.8
Premiums and accounts receivable (net of allowances for credit losses of $11.5 and $9.4 at September 30, 2022 and December 31, 2021, respectively)	2,288.9	1,942.5
Reinsurance recoverables (net of allowances for credit losses of $5.7 and $5.0 at September 30, 2022 and December 31, 2021, respectively)	7,561.8	6,181.2
Accrued investment income	85.1	62.1
Deferred acquisition costs	9,577.8	8,811.0
Property and equipment, net	617.6	561.4
Goodwill	2,547.4	2,571.6
Value of business acquired	323.5	583.4
Other intangible assets, net	631.0	719.2
Other assets (net of allowances for credit losses of $2.0 and $2.5 at September 30, 2022 and December 31, 2021, respectively)	666.7	698.9
Assets held for sale (Note 4)	—	1,076.9
Total assets	$33,245.7	$33,920.6
Liabilities
Future policy benefits and expenses	$406.7	$413.2
Unearned premiums	19,554.9	18,623.7
Claims and benefits payable	3,022.4	1,604.8
Commissions payable	670.9	692.7
Reinsurance balances payable	520.9	446.2
Funds held under reinsurance	374.5	364.2
Accounts payable and other liabilities	2,467.2	3,044.4
Debt	2,129.3	2,202.5
Liabilities held for sale (Note 4)	—	1,064.8
Total liabilities	29,146.8	28,456.5
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,187,797 and 58,050,202 shares issued and 52,891,708 and 55,754,113 shares outstanding at September 30, 2022 and December 31, 2021, respectively	0.6	0.7
Additional paid-in capital	1,627.1	1,695.0
Retained earnings	3,678.9	4,041.2
Accumulated other comprehensive loss	(1,084.9)	(150.0)
Treasury stock, at cost; 2,296,089 shares at September 30, 2022 and December 31, 2021	(122.8)	(122.8)
Total equity	4,098.9	5,464.1
Total liabilities and equity	$33,245.7	$33,920.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,197.1	$2,140.1	$6,502.4	$6,396.3
Fees and other income	294.6	309.6	942.2	858.0
Net investment income	83.5	76.0	261.8	235.2
Net realized (losses) gains on investments (including $—, $—, $(2.1) and $0.2 of impairment-related (losses) gains for the three and nine months ended September 30, 2022 and 2021, respectively) and fair value changes to equity securities	(27.4)	112.1	(166.2)	123.2
Total revenues	2,547.8	2,637.8	7,540.2	7,612.7
Benefits, losses and expenses
Policyholder benefits	670.5	617.4	1,760.5	1,684.2
Underwriting, selling, general and administrative expenses	1,842.5	1,784.0	5,444.8	5,210.4
Interest expense	26.3	27.5	80.4	84.7
Loss on extinguishment of debt	—	20.7	0.9	20.7
Total benefits, losses and expenses	2,539.3	2,449.6	7,286.6	7,000.0
Income from continuing operations before income tax expense	8.5	188.2	253.6	612.7
Income tax expense	1.2	37.2	45.1	133.8
Net income from continuing operations	7.3	151.0	208.5	478.9
Net income from discontinued operations (Note 4)	—	728.8	—	762.0
Net income	7.3	879.8	208.5	1,240.9
Less: Preferred stock dividends	—	—	—	(4.7)
Net income attributable to common stockholders	$7.3	$879.8	$208.5	$1,236.2

Earnings Per Common Share
Basic
Net income from continuing operations	$0.14	$2.56	$3.81	$7.94
Net income from discontinued operations	$—	$12.32	$—	$12.74
Net income attributable to common stockholders	$0.14	$14.88	$3.81	$20.68
Diluted
Net income from continuing operations	$0.14	$2.54	$3.78	$7.87
Net income from discontinued operations	$—	$12.25	$—	$12.52
Net income attributable to common stockholders	$0.14	$14.79	$3.78	$20.39
Share Data
Weighted average common shares outstanding used in basic per common share calculations	53,717,373	59,126,313	54,693,799	59,769,690
Plus: Dilutive securities	349,232	353,151	431,051	1,085,631
Weighted average common shares outstanding used in diluted per common share calculations	54,066,605	59,479,464	55,124,850	60,855,321

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income	$7.3	$879.8	$208.5	$1,240.9
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $50.5,$184.4, $213.3 and $220.8 for the three and nine months ended September 30, 2022 and 2021, respectively	(209.3)	(663.1)	(836.0)	(786.2)
Change in unrealized gains on derivative transactions, net of taxes of $0.1, $0.2, $0.5 and $0.6 for each of the three and nine months ended September 30, 2022 and 2021, respectively	(0.6)	(0.6)	(1.9)	(1.8)
Change in foreign currency translation, net of taxes of $0.1, $1.1, $(2.5) and $1.3 for the three and nine months ended September 30, 2022 and 2021, respectively	(51.4)	(23.7)	(92.0)	(2.9)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.4, $0.2, $1.3 and $0.9 for the three and nine months ended September 30, 2022 and 2021, respectively	(1.4)	(0.7)	(5.0)	(3.0)
Total other comprehensive loss	(262.7)	(688.1)	(934.9)	(793.9)
Total comprehensive (loss) income	(255.4)	191.7	(726.4)	447.0
Total comprehensive (loss) income attributable to stockholders	$(255.4)	$191.7	$(726.4)	$447.0

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2022	$0.6	$1,629.9	$3,774.2	$(822.2)	$(122.8)	$4,459.7
Stock plan exercises	—	5.8	—	—	—	5.8
Stock plan compensation expense	—	17.9	—	—	—	17.9
Common stock dividends ($0.68 per share)	—	—	(36.7)	—	—	(36.7)
Acquisition of common stock	—	(26.5)	(65.9)	—	—	(92.4)
Net income	—	—	7.3	—	—	7.3
Other comprehensive loss	—	—	—	(262.7)	—	(262.7)
Balance at September 30, 2022	$0.6	$1,627.1	$3,678.9	$(1,084.9)	$(122.8)	$4,098.9

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at June 30, 2021	$0.7	$1,786.2	$3,619.8	$604.0	$(122.8)	$5,887.9
Stock plan exercises	—	6.4	—	—	—	6.4
Stock plan compensation expense	—	18.2	—	—	—	18.2
Common stock dividends ($0.66 per share)	—	—	(38.5)	—	—	(38.5)
Acquisition of common stock	—	(62.6)	(264.9)	—	—	(327.5)
Net income	—	—	879.8	—	—	879.8
Acquisition of non-controlling interests	—	(16.9)	—	—	—	(16.9)
Other comprehensive income	—	—	—	(688.1)	—	(688.1)
Balance at September 30, 2021	$0.7	$1,731.3	$4,196.2	$(84.1)	$(122.8)	$5,721.3

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2021	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$5,464.1
Stock plan exercises	—	13.6	—	—	—	13.6
Stock plan compensation expense	—	47.2	—	—	—	47.2
Common stock dividends ($2.04 per share)	—	—	(112.7)	—	—	(112.7)
Acquisition of common stock	(0.1)	(128.7)	(458.1)	—	—	(586.9)
Net income	—	—	208.5	—	—	208.5
Other comprehensive loss	—	—	—	(934.9)	—	(934.9)
Balance at September 30, 2022	$0.6	$1,627.1	$3,678.9	$(1,084.9)	$(122.8)	$4,098.9

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Nine Months Ended September 30, 2021
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(in millions)
Balance at December 31, 2020	$2.9	$0.6	$1,956.8	$3,533.5	$709.8	$(267.4)	$3.4	$5,939.6
Stock plan exercises	—	—	11.8	—	—	—	—	11.8
Stock plan compensation expense	—	—	48.6	—	—	—	—	48.6
Common stock dividends ($1.98 per share)	—	—	—	(118.5)	—	—	—	(118.5)
Acquisition of common stock	—	—	(127.2)	(454.4)	—	—	—	(581.6)
Net income	—	—	—	1,240.9	—	—	—	1,240.9
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interests	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Acquisition of non-controlling interest	—	—	(16.9)	—	—	—	—	(16.9)
Other comprehensive income	—	—	—	—	(793.9)	—	—	(793.9)
Balance at September 30, 2021	$—	$0.7	$1,731.3	$4,196.2	$(84.1)	$(122.8)	$—	$5,721.3

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating activities
Net income attributable to stockholders	$208.5	$1,240.9
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Income from discontinued operations	—	(762.0)
Deferred tax expense	65.6	122.3
Depreciation and amortization	140.2	126.0
Net realized losses (gains) on investments, including impairment losses	166.2	(123.2)
Stock based compensation expense	47.2	48.6
Loss on extinguishment of debt	0.9	20.7
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	2,388.4	1,425.8
Premiums and accounts receivable	(384.2)	(131.6)
Commissions payable	(9.4)	(77.4)
Reinsurance recoverable	(1,397.2)	(518.7)
Reinsurance balance payable	71.8	37.2
Funds withheld under reinsurance	13.2	(8.6)
Deferred acquisition costs and value of business acquired	(514.1)	(706.6)
Taxes payable (receivable)	49.3	(123.4)
Other assets and other liabilities	(508.7)	(177.2)
Other	(17.9)	(17.0)
Net cash provided by operating activities - discontinued operations	—	151.2
Net cash provided by operating activities	319.8	527.0
Investing activities
Sales of:
Fixed maturity securities available for sale	2,310.3	668.9
Equity securities	43.2	10.6
Other invested assets	123.9	124.4
Subsidiary, net of cash transferred	4.8	1,319.6
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	386.3	730.4
Commercial mortgage loans on real estate	29.1	11.0
Purchases of:
Fixed maturity securities available for sale	(2,681.9)	(2,316.9)
Equity securities	(27.0)	(34.9)
Commercial mortgage loans on real estate	(77.0)	(95.7)
Other invested assets	(91.1)	(58.9)
Property and equipment and other	(133.9)	(131.3)
Subsidiaries, net of cash transferred		(16.6)
Change in short-term investments	(22.1)	(30.2)
Other	0.5	1.5
Net cash used in investing activities - discontinued operations	—	(145.2)
Net cash (used in) provided by investing activities	(134.9)	36.7

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
Financing activities
Issuance of debt, net of issuance costs	—	347.2
Repayment of debt	(75.9)	(419.8)
Acquisition of common stock	(557.6)	(544.3)
Common stock dividends paid	(112.7)	(118.5)
Preferred stock dividends paid	—	(4.7)
Employee stock purchases and withholdings	(21.0)	(17.3)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(767.2)	(757.4)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(42.7)	(7.2)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(42.7)	(7.0)
Change in cash and cash equivalents	(625.0)	(200.7)
Cash and cash equivalents at beginning of period	2,054.8	2,228.6
Cash and cash equivalents at end of period	$1,429.8	$2,027.9

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
The interim financial data as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim Consolidated Financial Statements include the accounts of the Company

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been revised to conform to the current year presentation, including the change to the segment measure of profitability described in Note 5.
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Revision of Prior Period Financial Statements
In second quarter 2022, the Company revised its prior period financial statements to reflect the correction of an error identified in second quarter 2022 related to reinsurance of claims and benefits payable within the Connected Living business unit in the Global Lifestyle segment occurring in late 2018 through first quarter 2022, as well as other immaterial errors which were previously recorded in the periods in which the Company identified them.
A summary of revisions to the Company’s consolidated balance sheet as of December 31, 2021; and the consolidated statements of operations, comprehensive income and changes in equity, in each case, for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021 is presented in Note 17. The Company will also correct previously reported financial information for such errors in its future filings, as applicable.

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
Inflation Reduction Act of 2022: In August 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”) which makes changes to the Internal Revenue Code of 1986, as amended, including the imposition of (1) a new corporate alternative minimum tax (“CAMT”) based on applicable financial statement income and (2) a 1% excise tax on corporate stock repurchases. The effective date of the IRA is January 1, 2023. After initial analysis of the IRA, the Company does not expect a material impact to the financial statements in 2022. The Company is undergoing further analysis to determine if the CAMT will apply to the financial statements in 2023 and future years. Additionally, any excise tax incurred on corporate stock repurchases is expected to be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

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
The following table summarizes the components of net income from discontinued operations included in the consolidated statements of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenues
Net earned premiums	$6.1	$42.6
Fees and other income	13.6	91.0
Net investment income	23.7	168.4
Net realized gains on investments and fair value changes to equity securities	0.5	4.2
Gain on disposal of businesses	926.4	920.1
Total revenues	970.3	1,226.3
Benefits, losses and expenses
Policyholder benefits	24.6	172.7
Underwriting, selling, general and administrative expenses	12.8	85.2
Total benefits, losses and expenses	37.4	257.9
Income from discontinued operations before income taxes	932.9	968.4
Benefit for income taxes	204.1	206.4
Net income from discontinued operations	$728.8	$762.0
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

5. Segment Information
In conjunction with the transition of the Company’s CEO and chief operating decision maker on January 1, 2022, the Company changed its segment measure of profitability for its reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective as of that date. Prior period amounts have been revised to reflect the new segment measure of profitability.
Beginning with second quarter 2022, the Company changed the calculation of its segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which the Company expects to fully exit, including the long-tail commercial

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”), and present them as a reconciling item to consolidated net income from continuing operations. The non-core operations have been or are in the process of being exited by the Company, but do not qualify as held for sale or discontinued operations under GAAP accounting guidance.
As of September 30, 2022, the Company had three reportable segments: Global Lifestyle, Global Housing and Corporate and Other. The Company defines Adjusted EBITDA as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, COVID-19 direct and incremental expenses, loss on extinguishment of debt, non-core operations (defined above), net income (loss) attributable to non-controlling interests, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), as well as other highly variable or unusual items.
All prior period amounts have been revised, which impacts both segment Adjusted EBITDA and other adjustments under reconciling items to consolidated net income from continuing operations, but does not impact consolidated net income. The sharing economy and small commercial businesses, previously reported through the Company’s Global Housing segment, generated Adjusted EBITDA of $(3.6) million and $(46.8) million for the three and nine months ended September 30, 2022, respectively, and Adjusted EBITDA of $(6.1) million and $(0.6) million for the three and nine months ended September 30, 2021, respectively. The legacy long-duration insurance policies included in non-core operations and previously reported through the Company’s Global Lifestyle segment, generated Adjusted EBITDA of $0.7 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, and Adjusted EBITDA of $(2.1) million and $(2.0) million for the three and nine months ended September 30, 2021, respectively.
Segment Adjusted EBITDA was also revised for an error related to reinsurance of claims and benefits payable within the Connected Living business unit in the Global Lifestyle segment, and for other unrelated immaterial errors. See Note 2 for more information.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA by segment:
Global Lifestyle	$165.9	$176.3	$587.3	$546.0
Global Housing	(25.0)	15.2	166.7	235.2
Corporate and Other	(24.9)	(23.0)	(72.0)	(67.8)
Reconciling items to consolidated net income from continuing operations:
Interest expense	(26.3)	(27.5)	(80.4)	(84.7)
Depreciation expense	(22.6)	(18.1)	(64.7)	(52.4)
Amortization of purchased intangible assets	(17.3)	(15.7)	(51.9)	(50.0)
Net realized (losses) gains on investments and fair value changes to equity securities	(27.4)	112.1	(166.2)	123.2
COVID-19 direct and incremental expenses	(1.1)	(2.0)	(3.6)	(7.2)
Loss on extinguishment of debt	—	(20.7)	(0.9)	(20.7)
Non-core operations	(2.9)	(8.2)	(45.1)	(2.6)
Other adjustments	(9.9)	(0.2)	(15.6)	(6.3)
Total reconciling items	(107.5)	19.7	(428.4)	(100.7)
Income from continuing operations before income tax expense	8.5	188.2	253.6	612.7
Income tax expense	1.2	37.2	45.1	133.8
Net income from continuing operations	$7.3	$151.0	$208.5	$478.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Global Lifestyle:
Connected Living (1)	$1,046.8	$1,094.1	$3,182.0	$3,221.9
Global Automotive	943.5	867.1	2,751.5	2,535.1
Total	$1,990.3	$1,961.2	$5,933.5	$5,757.0

Global Housing:
Lender-placed Insurance	$262.2	$256.2	$801.9	$790.9
Multifamily Housing	119.9	121.7	362.0	361.2
Specialty and Other	102.0	93.2	301.9	295.5
Total	$484.1	$471.1	$1,465.8	$1,447.6
(1)Effective January 1, 2022, the Connected Living line of business includes the previous Global Financial Services and Other line of business. Prior period amounts have been revised to reflect this change.
Net earned premiums, fees and other income for non-core operations were $17.2 million for each of the three months ended September 30, 2022 and 2021, and $44.7 million and $49.1 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table presents total assets by segment:

	September 30, 2022	December 31, 2021
Global Lifestyle (1)	$26,617.9	$26,120.9
Global Housing (1)	5,367.8	4,007.3
Corporate and Other (2)	1,260.0	3,792.4
Segment assets	$33,245.7	$33,920.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $385.0 million and $326.3 million as of September 30, 2022 and December 31, 2021, respectively.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $257.9 million and $264.0 million for Global Lifestyle and $19.8 million and $22.4 million for Global Housing for the three months ended September 30, 2022 and 2021, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $825.5 million and $730.1 million for Global Lifestyle and $63.4 million and $71.8 million for Global Housing for the nine months ended September 30, 2022 and 2021, respectively.

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
Contract Balances
The receivables and unearned revenue under these contracts were $265.9 million and $173.7 million, respectively, as of September 30, 2022, and $313.7 million and $191.5 million, respectively, as of December 31, 2021. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended September 30, 2022 and 2021 that was included in unearned revenue as of December 31, 2021 and 2020 was $20.0 million and $12.5 million, respectively. Revenue from service contracts and sales of products recognized during the nine months ended September 30, 2022 and 2021 that was included in unearned revenue as of December 31, 2021 and 2020 was $69.0 million and $47.6 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2022 and December 31, 2021, the Company had approximately $62.3 million and $93.0 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	September 30, 2022
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$102.0	$—	$0.3	$(7.1)	$95.2
States, municipalities and political subdivisions	160.8	—	0.9	(16.6)	145.1
Foreign governments	403.1	—	0.6	(21.0)	382.7
Asset-backed	670.1	—	3.0	(46.9)	626.2
Commercial mortgage-backed	461.7	—	—	(50.5)	411.2
Residential mortgage-backed	515.5	—	0.5	(57.7)	458.3
U.S. corporate	3,253.0	—	9.9	(374.1)	2,888.8
Foreign corporate	1,297.4	—	1.9	(168.9)	1,130.4
Total fixed maturity securities	$6,863.6	$—	$17.1	$(742.8)	$6,137.9

	December 31, 2021
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$83.0	$—	$2.1	$(0.1)	$85.0
States, municipalities and political subdivisions	142.2	—	7.0	(0.7)	148.5
Foreign governments	436.0	—	5.9	(4.2)	437.7
Asset-backed	411.1	—	14.2	(2.3)	423.0
Commercial mortgage-backed	466.7	—	10.3	(3.3)	473.7
Residential mortgage-backed	578.4	—	25.2	(1.7)	601.9
U.S. corporate	3,581.2	—	235.9	(14.0)	3,803.1
Foreign corporate	1,205.3	—	46.0	(8.9)	1,242.4
Total fixed maturity securities	$6,903.9	$—	$346.6	$(35.2)	$7,215.3
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$182.5	$181.6
Due after one year through five years	1,697.8	1,614.2
Due after five years through ten years	2,241.6	1,973.5
Due after ten years	1,094.4	872.9
Total	5,216.3	4,642.2
Asset-backed	670.1	626.2
Commercial mortgage-backed	461.7	411.2
Residential mortgage-backed	515.5	458.3
Total	$6,863.6	$6,137.9
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(21.9)	$16.1	$(63.0)	$19.3
Equity securities (1)	(5.2)	95.1	(102.4)	100.6
Commercial mortgage loans on real estate	(0.2)	0.5	—	0.7
Other investments	(0.1)	0.4	1.3	2.4
Total net realized (losses) gains on investments related to sales and other and fair value changes to equity securities	(27.4)	112.1	(164.1)	123.0
Net realized (losses) gains related to impairments:
Fixed maturity securities	—	—	(1.6)	1.2
Other investments	—	—	(0.5)	(1.0)
Total net realized (losses) gains related to impairments	—	—	(2.1)	0.2
Total net realized (losses) gains on investments and fair value changes to equity securities	$(27.4)	$112.1	$(166.2)	$123.2
(1)Upward adjustments of $0.0 million, $19.5 million, $23.0 million and $25.1 million and impairments of $0.0 million, $0.0 million, $0.0 million and $1.0 million were realized on equity investments accounted for under the measurement alternative for the three and nine months ended September 30, 2022 and 2021, respectively.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (losses) gains recognized on equity securities	$(5.2)	$95.1	$(102.4)	$100.6
Less: Net realized gains related to sales of equity securities	(0.2)	1.1	20.0	2.1
Total fair value changes to equity securities held (1)	$(5.0)	$94.0	$(122.4)	$98.5
(1)Three and nine months ended September 30, 2022 included $0.6 million and $78.5 million of net losses from four equity positions that went public during 2021. The total fair value of these investments as of September 30, 2022 was $24.4 million, included in equity securities on the consolidated balance sheet.
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2022	December 31, 2021
Initial cost	$86.0	$74.4
Cumulative upward adjustments	58.6	42.7
Cumulative downward adjustments (including impairments)	(15.4)	(15.4)
Carrying value	$129.2	$101.7
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$87.8	$(6.6)	$4.1	$(0.5)	$91.9	$(7.1)
States, municipalities and political subdivisions	96.4	(10.9)	21.8	(5.7)	118.2	(16.6)
Foreign governments	306.9	(17.9)	26.8	(3.1)	333.7	(21.0)
Asset-backed	474.3	(38.5)	76.7	(8.4)	551.0	(46.9)
Commercial mortgage-backed	337.9	(35.5)	73.3	(15.0)	411.2	(50.5)
Residential mortgage-backed	413.2	(45.2)	32.3	(12.5)	445.5	(57.7)
U.S. corporate	2,460.4	(295.9)	225.8	(78.2)	2,686.2	(374.1)
Foreign corporate	942.8	(117.5)	157.8	(51.4)	1,100.6	(168.9)
Total fixed maturity securities	$5,119.7	$(568.0)	$618.6	$(174.8)	$5,738.3	$(742.8)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$31.5	$(0.1)	$—	$—	$31.5	$(0.1)
States, municipalities and political subdivisions	48.1	(0.7)	—	—	48.1	(0.7)
Foreign governments	216.0	(4.1)	4.0	(0.1)	220.0	(4.2)
Asset-backed	257.7	(2.1)	9.8	(0.2)	267.5	(2.3)
Commercial mortgage-backed	274.8	(2.9)	2.0	(0.4)	276.8	(3.3)
Residential mortgage-backed	94.0	(1.5)	10.0	(0.2)	104.0	(1.7)
U.S. corporate	687.8	(13.1)	15.2	(0.9)	703.0	(14.0)
Foreign corporate	394.0	(8.6)	6.7	(0.3)	400.7	(8.9)
Total fixed maturity securities	$2,003.9	$(33.1)	$47.7	$(2.1)	$2,051.6	$(35.2)
Total gross unrealized losses represented approximately 13% and 2% of the aggregate fair value of the related securities as of September 30, 2022 and December 31, 2021, respectively. Approximately 76% and 94% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2022 and December 31, 2021, respectively. The total gross unrealized losses are comprised of 3,874 and 1,202 individual securities as of September 30, 2022 and December 31, 2021, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of September 30, 2022 and December 31, 2021 were related to non-credit factors and therefore, did not

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

recognize credit-related losses during the three and nine months ended September 30, 2022. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of September 30, 2022, approximately 36% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $9.5 million as of September 30, 2022 and from $0.1 million to $9.6 million as of December 31, 2021.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$43.9	$68.8	$—	$—	$—	$85.9	$198.6	65.0%
71% to 80%	30.9	44.8	2.7	—	4.6	1.0	84.0	27.5%
81% to 95%	—	21.0	—	—	—	—	21.0	6.9%
Greater than 95%	—	—	—	—	—	1.9	1.9	0.6%
Total	$74.8	$134.6	$2.7	$—	$4.6	$88.8	$305.5	100.0%

	September 30, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$24.0	$57.9	$2.7	$—	$—	$56.8	$141.4	46.3%
1.5 to 2.0	26.9	37.1	—	—	4.6	19.6	88.2	28.9%
1.0 to 1.5	23.9	39.6	—	—	—	7.1	70.6	23.1%
Less than 1.0	—	—	—	—	—	5.3	5.3	1.7%
Total	$74.8	$134.6	$2.7	$—	$4.6	$88.8	$305.5	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	September 30, 2022
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$95.2	$—		$95.2		$—
States, municipalities and political subdivisions	145.1	—		145.1		—
Foreign governments	382.7	—		382.7		—
Asset-backed	626.2	—		569.3		56.9	(7)
Commercial mortgage-backed	411.2	—		411.2		—
Residential mortgage-backed	458.3	—		458.3		—
U.S. corporate	2,888.8	—		2,885.0		3.8
Foreign corporate	1,130.4	—		1,127.3		3.1
Equity securities:
Mutual funds	32.9	32.9		—		—
Common stocks	37.4	36.5		0.7		0.2
Non-redeemable preferred stocks	232.3	—		232.3		—
Short-term investments	228.1	150.0	(2)	78.1	(3)	—
Other investments	56.3	56.1	(1)	—		0.2
Cash equivalents	667.0	608.5	(2)	58.5	(3)	—
Other assets	4.2	—		4.2	(4)	—
Assets held in separate accounts	9.8	4.5	(1)	5.3	(3)	—
Total financial assets	$7,405.9	$888.5		$6,453.2		$64.2

Financial Liabilities
Other liabilities	$64.4	$56.1	(1)	$—		$8.3	(5)
Liabilities related to separate accounts	9.8	4.5	(1)	5.3	(3)	—
Total financial liabilities	$74.2	$60.6		$5.3		$8.3

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
(7)Primarily includes the fair value of private fixed maturity securities, which are originated by internal private asset managers, and may incorporate significant unobservable inputs.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	September 30, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$304.4	$284.5	$—	$—	$284.5
Other investments	6.8	6.8	1.7	—	5.1
Other assets	13.8	13.8	—	—	13.8
Total financial assets	$325.0	$305.1	$1.7	$—	$303.4
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.1	$8.2	$—	$—	$8.2
Funds withheld under reinsurance	374.5	374.5	374.5	—	—
Debt	2,129.3	1,938.7	—	1,938.7	—
Total financial liabilities	$2,511.9	$2,321.4	$374.5	$1,938.7	$8.2

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$256.5	$266.0	$—	$—	$266.0
Other investments	4.2	4.2	2.0	—	2.2
Other assets	24.9	24.9	—	—	24.9
Total financial assets	$285.6	$295.1	$2.0	$—	$293.1
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.5	$9.6	$—	$—	$9.6
Funds withheld under reinsurance	364.2	364.2	364.2	—	—
Debt	2,202.5	2,456.3	—	2,456.3	—
Total financial liabilities	$2,575.2	$2,830.1	$364.2	$2,456.3	$9.6
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

9. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$9,359.0	$8,136.6	$8,811.0	$7,393.5
Costs deferred	1,170.2	1,234.7	3,507.7	3,605.2
Amortization	(951.4)	(823.1)	(2,740.9)	(2,450.5)
Ending balance	$9,577.8	$8,548.2	$9,577.8	$8,548.2

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

	For the Nine Months Ended September 30,
	2022	2021
Claims and benefits payable, at beginning of period	$1,604.8	$1,619.9
Less: Reinsurance ceded and other	(825.9)	(850.5)
Net claims and benefits payable, at beginning of period	778.9	769.4
Incurred losses and loss adjustment expenses related to:
Current year	1,728.0	1,714.8
Prior years	32.5	(30.6)
Total incurred losses and loss adjustment expenses	1,760.5	1,684.2
Paid losses and loss adjustment expenses related to:
Current year	1,106.2	1,158.2
Prior years	449.8	447.7
Total paid losses and loss adjustment expenses	1,556.0	1,605.9
Net claims and benefits payable, at end of period	983.4	847.7
Plus: Reinsurance ceded and other (1)	2,039.0	1,057.3
Claims and benefits payable, at end of period (1)	$3,022.4	$1,905.0
(1)Includes reinsurance recoverables and claims and benefits payable of $960.4 million and $221.6 million as of September 30, 2022 and 2021, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net unfavorable loss development for the nine months ended September 30, 2022 of $32.5 million and net favorable loss development of $30.6 million for the nine months ended September 30, 2021 as presented in the roll forward table above. The unfavorable development is attributed to the sharing economy and small commercial lines of business, now reported in the Corporate and Other segment within non-core operations.
Global Lifestyle contributed $42.3 million and $34.1 million to the net favorable loss development for the nine months ended September 30, 2022 and 2021, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. For the nine months ended September 30, 2022, Global Automotive also experienced favorable loss development from ancillary products due to the strong used vehicle market. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $22.8 million of net unfavorable loss development for the nine months ended September 30, 2022 and $0.6 million of net favorable development for the nine months ended September 30, 2021. The net unfavorable loss development for the nine months ended September 30, 2022 was comprised of $11.1 million from non-catastrophe losses and $11.7 million from prior catastrophe events. Hurricane Eta from accident year 2020 drove the unfavorable development for

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

catastrophes where the loss development pattern was longer than expected and the average claim severities were higher than expected. For non-catastrophe losses, Lender-placed Insurance and Multifamily Housing products developed unfavorably due to inflationary impacts on severity and lengthening claim settlement lags, partially offset by favorable development across other products. The net favorable loss development for the nine months ended September 30, 2021 were attributable to multiple lines of business with a concentration in recent accident years.
The sharing economy and small commercial lines of business, reported within non-core operations, contributed $57.1 million and $11.0 million in unfavorable development during the nine months ended September 30, 2022 and 2021, respectively. The $57.1 million in unfavorable development consisted of $45.2 million from sharing economy and $11.9 million from small commercial. The unfavorable development from sharing economy was driven by emerging adverse claim development trends on known claims as well as reserve assumption revisions to reflect relevant industry benchmarks. Both sharing economy and small commercial experienced unfavorable development on known claims driven by social inflation and the release of the backlog from courts reopening after COVID-19. All others contributed $5.1 million and $6.9 million of net favorable loss development for the nine months ended September 30, 2022 and 2021 respectively.

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

12. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended September 30, 2022
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at June 30, 2022	$(367.5)	$(370.1)	$11.1	$(95.7)	$(822.2)
Change in accumulated other comprehensive income (loss) before reclassifications	(51.4)	(221.5)	—	0.4	(272.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.2	(0.6)	(1.8)	9.8
Net current-period other comprehensive income (loss)	(51.4)	(209.3)	(0.6)	(1.4)	(262.7)
Balance at September 30, 2022	$(418.9)	$(579.4)	$10.5	$(97.1)	$(1,084.9)

	Three Months Ended September 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2021	$(274.8)	$974.5	$13.5	$(109.2)	$604.0
Change in accumulated other comprehensive income (loss) before reclassifications	(23.4)	(44.6)	—	0.3	(67.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	(618.5)	(0.6)	(1.0)	(620.4)
Net current-period other comprehensive income (loss)	(23.7)	(663.1)	(0.6)	(0.7)	(688.1)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Balance at September 30, 2021	$(298.5)	$311.4	$12.9	$(109.9)	$(84.1)

	Nine Months Ended September 30, 2022
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(92.0)	(874.3)	—	0.4	(965.9)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	38.3	(1.9)	(5.4)	31.0
Net current-period other comprehensive income (loss)	(92.0)	(836.0)	(1.9)	(5.0)	(934.9)
Balance at September 30, 2022	$(418.9)	$(579.4)	$10.5	$(97.1)	$(1,084.9)

	Nine Months Ended September 30, 2021
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	(2.6)	(162.5)	—	0.6	(164.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	(623.7)	(1.8)	(3.6)	(629.4)
Net current-period other comprehensive income (loss)	(2.9)	(786.2)	(1.8)	(3.0)	(793.9)
Balance at September 30, 2021	$(298.5)	$311.4	$12.9	$(109.9)	$(84.1)
The following tables summarize the reclassifications out of accumulated other comprehensive income (“AOCI”) for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended September 30,
	2022	2021
Foreign currency translation adjustment	$—	$(0.8)	Underwriting, selling, general and administrative expenses
	—	0.5	Provision for income taxes
	$—	$(0.3)	Net of tax
Net unrealized losses (gains) on investments	$15.5	$(789.6)	Net realized losses (gains) on investments
	(3.3)	171.1	Provision for income taxes
	$12.2	$(618.5)	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.7)	Interest expense
	0.1	0.1	Provision for income taxes
	$(0.6)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.1	$1.8	(1)
Amortization of prior service credit	(3.4)	(3.4)	(1)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Settlement loss	—	0.3	(1)
	(2.3)	(1.3)
	0.5	0.3	Provision for income taxes
	$(1.8)	$(1.0)	Net of tax
Total reclassifications for the period	$9.8	$(620.4)	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Nine Months Ended September 30,
	2022	2021
Foreign currency translation adjustment	$—	$(0.8)	Underwriting, selling, general and administrative expenses
	—	0.5	Provision for income taxes
	$—	$(0.3)	Net of tax
Net unrealized losses (gains) on investments	$48.5	$(796.1)	Net realized losses (gains) on investments
	(10.2)	172.4	Provision for income taxes
	$38.3	$(623.7)	Net of tax
Net unrealized gains on derivative transactions	$(2.3)	$(2.1)	Interest expense
	0.4	0.3	Provision for income taxes
	$(1.9)	$(1.8)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$3.3	$5.4	(1)
Amortization of prior service credit	(10.2)	(10.2)	(1)
Settlement loss	—	0.3	(1)
	(6.9)	(4.5)
	1.5	0.9	Provision for income taxes
	$(5.4)	$(3.6)	Net of tax
Total reclassifications for the period	$31.0	$(629.4)	Net of tax
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
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million for the nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income from continuing operations	$7.3	$151.0	$208.5	$478.9
Less: Preferred stock dividends	—	—	—	(4.7)
Net income from continuing operations attributable to common stockholders	7.3	151.0	208.5	474.2
Less: Common stock dividends paid	(36.7)	(38.5)	(112.7)	(118.5)
Undistributed earnings	$(29.4)	$112.5	$95.8	$355.7

Net income from continuing operations attributable to common stockholders	$7.3	$151.0	$208.5	$474.2
Add: Net income from discontinued operations	—	728.8	—	762.0
Net income attributable to common stockholders	$7.3	$879.8	$208.5	$1,236.2

Denominator
Weighted average common shares outstanding used in basic per common share calculations	53,717,373	59,126,313	54,693,799	59,769,690
Incremental common shares from:
PSUs	345,887	352,918	425,887	371,793
ESPP	3,345	233	5,164	—
MCPS	—	—	—	713,838
Weighted average common shares outstanding used in diluted per common share calculations	54,066,605	59,479,464	55,124,850	60,855,321
Earnings per common share - Basic
Distributed earnings	$0.68	$0.65	$2.06	$1.98
Undistributed earnings	(0.54)	1.91	1.75	5.96
Net income from continuing operations	0.14	2.56	3.81	7.94
Net income from discontinued operations	—	12.32	—	12.74
Net income attributable to common stockholders	$0.14	$14.88	$3.81	$20.68
Earnings per common share - Diluted
Distributed earnings	$0.68	$0.65	$2.04	$1.95
Undistributed earnings	(0.54)	1.89	1.74	5.92
Net income from continuing operations	0.14	2.54	3.78	7.87
Net income from discontinued operations	—	12.25	—	12.52
Net income attributable to common stockholders	$0.14	$14.79	$3.78	$20.39
Average PSUs totaling 66,144 and 3,289 for the three months ended September 30, 2022 and 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 59,669 and 1,650 for the nine months ended September 30, 2022 and 2021, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

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
The following tables present the components of net periodic benefit cost for the Plans for the three and nine months ended September 30, 2022 and 2021:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Interest cost	$4.1	$3.5	$0.3	$0.3	$—	$0.1
Expected return on plan assets	(6.9)	(6.8)	—	—	(0.3)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	0.8	1.2	0.5	0.8	(0.2)	(0.2)
Settlement loss	—	—	1.8	0.3	—	—
Net periodic benefit cost	$(2.0)	$(2.1)	$2.6	$1.4	$(3.9)	$(3.9)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Interest cost	$12.5	$10.5	$1.0	$0.9	$0.1	$0.1
Expected return on plan assets	(20.7)	(20.6)	—	—	(1.0)	(1.2)
Amortization of prior service credit	—	—	—	—	(10.2)	(10.2)
Amortization of net loss (gain)	2.3	3.6	1.6	2.4	(0.6)	(0.4)
Settlement loss	—	—	1.8	0.3	—	—
Net periodic benefit cost	$(5.9)	$(6.5)	$4.4	$3.6	$(11.7)	$(11.7)
 The Assurant Pension Plan funded status was $70.5 million at September 30, 2022 and $74.8 million at December 31, 2021 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 112% and 110% funded status at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2022.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

16. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $7.0 million and $7.2 million of letters of credit outstanding as of September 30, 2022 and December 31, 2021, respectively.
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

17. Revision of Prior Period Financial Statements
The Company revised its prior period financial statements for an error related to reinsurance of claims and benefits payable within the Connected Living business unit in the Global Lifestyle segment occurring in late 2018 through first quarter 2022 that resulted in an understatement of policyholder benefits and an overstatement of net income. See Note 2 for additional information. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods in which the Company identified them.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Revised Consolidated Statements of Operations

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Policyholder benefits	$614.2	$3.2	$617.4	$1,681.2	$3.0	$1,684.2
Underwriting, general and administrative expenses	818.3	0.1	818.4	2,301.2	5.5	2,306.7
Total benefits, losses and expenses	2,446.3	3.3	2,449.6	6,991.5	8.5	7,000.0
Income from continuing operations before income tax expense	191.5	(3.3)	188.2	621.2	(8.5)	612.7
Income tax expense	37.9	(0.7)	37.2	134.4	(0.6)	133.8
Net income from continuing operations	153.6	(2.6)	151.0	486.8	(7.9)	478.9
Net income	882.4	(2.6)	879.8	1,248.8	(7.9)	1,240.9
Net income attributable to stockholders	882.4	(2.6)	879.8	1,248.8	(7.9)	1,240.9
Net income attributable to common stockholders	882.4	(2.6)	879.8	1,244.1	(7.9)	1,236.2
Basic earnings per share from continuing operations	2.60	(0.04)	2.56	8.07	(0.13)	7.94
Basic earnings per share attributable to common stockholders	14.92	(0.04)	14.88	20.81	(0.13)	20.68
Diluted earnings per share from continuing operations	2.58	(0.04)	2.54	8.00	(0.13)	7.87
Diluted earnings per share attributable to common stockholders	14.83	(0.04)	14.79	20.52	(0.13)	20.39

Revised Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net Income	$882.4	$(2.6)	$879.8	$1,248.8	$(7.9)	$1,240.9
Total comprehensive income	194.3	(2.6)	191.7	454.9	(7.9)	447.0
Total comprehensive income attributable to stockholders	194.3	(2.6)	191.7	454.9	(7.9)	447.0

Revised Consolidated Statements of Changes in Equity

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Beginning equity	$5,908.4	$(20.5)	$5,887.9	$5,954.8	$(15.2)	$5,939.6
Net Income	882.4	(2.6)	879.8	1,248.8	(7.9)	1,240.9
Ending equity	5,744.4	(23.1)	5,721.3	5,744.4	(23.1)	5,721.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Revised Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Revised
Operating activities
Net Income Attributable to Stockholders	$1,248.8	$(7.9)	$1,240.9
Change in insurance policy reserves and expenses	1,427.8	(2.0)	1,425.8
Change in reinsurance recoverable	(517.7)	(1.0)	(518.7)
Change in reinsurance balance payable	31.2	6.0	37.2
Change in deferred acquisition costs and value of business acquired	(712.1)	5.5	(706.6)
Change in taxes receivable	(122.7)	(0.7)	(123.4)
Other	(17.1)	0.1	(17.0)
Net cash provided by operating activities	527.0	—	527.0

18. Subsequent Event
On November 1, 2022, the Company acquired American Lease Insurance Agency Corporation (“ALI”), a managing general agency headquartered in the Commonwealth of Massachusetts, and its captive subsidiary, The Equipment Lease Reinsurance Company Ltd, licensed in Turks and Caicos, for a total base price of $59.8 million in cash. ALI is a provider of property and liability insurance products for commercial equipment and vehicles that are leased or financed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2021 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and nine months ended September 30, 2022 (“Third Quarter 2022” and “Nine Months 2022”) and the three and nine months ended September 30, 2021 (“Third Quarter 2021” and “Nine Months 2021”).
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
(xvii)fluctuations in exchange rates, including in the current environment;
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
(xxxii)changes in insurance, tax and other regulations, including the Inflation Reduction Act of 2022;
(xxxiii)volatility in our common stock price and trading volume; and
(xxxiv)employee misconduct.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2021 Annual Report, and “Item 1A—Risk Factors” below and in our 2021 Annual Report.
Reportable Segments
As of September 30, 2022, we had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
In conjunction with the transition of our CEO and chief operating decision maker on January 1, 2022, we changed our segment measure of profitability for our reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective as of that date. Prior period amounts have been revised to reflect the new segment measure of profitability. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report for more information.
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

Executive Summary
Summary of Financial Results
Consolidated net income from continuing operations decreased $143.7 million, or 95%, to $7.3 million for Third Quarter 2022 from $151.0 million for Third Quarter 2021. The decline was primarily due to the absence of net unrealized gains from three equity positions that went public in Third Quarter 2021 through SPAC mergers and an increase in net realized losses from sales of fixed maturity securities.
Global Lifestyle Adjusted EBITDA decreased $10.4 million, or 6%, to $165.9 million for Third Quarter 2022 from $176.3 million for Third Quarter 2021, largely reflecting the challenging macroeconomic environment. Excluding a one-time $11.2 million client contract benefit in the quarter, underlying results decreased $21.6 million year-over-year, mainly driven by $7.6 million of unfavorable foreign exchange in Asia Pacific and Europe, higher claims costs in Connected Living and reduced mobile trade-in-margins that are expected to normalize in the fourth quarter. This was partially offset by continued mobile subscriber growth in North America.
Global Lifestyle net earned premiums, fees and other income increased $29.1 million, or 1%, to $1.99 billion for Third Quarter 2022 from $1.96 billion for Third Quarter 2021, primarily led by Global Automotive premium growth from strong prior period sales. Connected Living net earned premiums, fees and other income decreased, mainly from runoff mobile programs and the unfavorable impact of foreign exchange, partially offset by device protection growth in North America.
Global Housing Adjusted EBITDA decreased $40.2 million, or 264%, to $(25.0) million for Third Quarter 2022 from $15.2 million for Third Quarter 2021. Pre-tax reportable catastrophes (defined as individual catastrophic events that generate losses in excess of $5.0 million pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums) increased $22.4 million, primarily due to losses from Hurricane Ian. Excluding reportable catastrophes, Adjusted EBITDA decreased $17.8 million, or 15%, primarily due to $38.2 million of higher non-catastrophe loss experience across all major products, including $24.3 million of prior period loss development. In Lender-placed Insurance, the elevated loss experience and higher catastrophe reinsurance costs were mostly offset by higher average insured values and premium rates.
Global Housing net earned premiums, fees and other income increased $13.0 million, or 3%, to $484.1 million for Third Quarter 2022 from $471.1 million for Third Quarter 2021, primarily due to growth in Specialty and Other products and Lender-placed Insurance, where higher average insured values and premium rates were partially offset by higher catastrophe reinstatement premiums.
Corporate and Other Adjusted EBITDA was $(24.9) million for Third Quarter 2022 compared to $(23.0) million for Third Quarter 2021, primarily driven by lower investment income.
Critical Factors Affecting Results
Our results depend on, among other things, the frequency and severity of reportable and non-reportable catastrophes, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, returns on and values of invested assets, our investment income and our ability to manage our expenses and achieve expense savings. Our results also depend on our ability to profitably grow our businesses, in particular our Connected Living, Multifamily Housing and Global Automotive businesses, and to maintain our position in our Lender-placed Insurance business. Factors affecting these items, including conditions in the financial markets, the global economy and the markets in which we operate, including rising inflation and interest rates, fluctuations in exchange rates, any prolonged recessionary environment, the conflict in Ukraine and competition, may have a material adverse effect on our results of operations or financial condition. For example, the current inflationary environment has increased the costs of paying claims, including for materials and labor, as well as our employee wages, which has impacted the results of our Lender-placed Insurance business and other businesses; and challenging macroeconomic factors internationally have impacted our Connected Living and other businesses, including from unfavorable foreign exchange rates. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2021 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2021 Annual Report.
Our results may be impacted by our ability to maintain competitive advantages and to continue to grow in the markets in which we operate, including in our Connected Living, Multifamily Housing and Global Automotive businesses, which may be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, to capitalize on the connected home opportunity, and to maintain relationships with significant clients, distributors and other parties or renew contracts with them on favorable terms. Our mobile business is subject to volatility in mobile device trade-in volumes based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Lender-placed Insurance results will be impacted by changes in the housing market as well as inflation. In addition, across many of our businesses, we must respond to the actions of our competitors, the threat of disruption and the competition for talent. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues,” “Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations” and “The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2021 Annual Report.
Critical Accounting Policies and Estimates
Our 2021 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2021 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report for more information.

Results of Operations
Beginning with second quarter 2022, we changed the calculation of our segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which we expect to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”). All prior period amounts have been revised, which impacts segment Adjusted EBITDA but does not impact consolidated net income. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report for more information.
We have also revised our prior period financial statements to reflect the correction of an error identified in second quarter 2022 related to reinsurance of claims and benefits payable within the Connected Living business unit in our Global Lifestyle segment, as well as other immaterial errors which were previously recorded in the periods in which we identified them. See Notes 2 and 17 to the Consolidated Financial Statements included elsewhere in this Report for more information. Additionally, prior period disclosures have been revised to include Hurricane Eta, which should have been classified as a reportable catastrophe.
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
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net earned premiums	$2,197.1	$2,140.1	$6,502.4	$6,396.3
Fees and other income	294.6	309.6	942.2	858.0
Net investment income	83.5	76.0	261.8	235.2
Net realized (losses) gains on investments and fair value changes to equity securities	(27.4)	112.1	(166.2)	123.2
Total revenues	2,547.8	2,637.8	7,540.2	7,612.7
Benefits, losses and expenses:
Policyholder benefits	670.5	617.4	1,760.5	1,684.2
Underwriting, selling, general and administrative expenses	1,842.5	1,784.0	5,444.8	5,210.4
Interest expense	26.3	27.5	80.4	84.7
Loss on extinguishment of debt	—	20.7	0.9	20.7
Total benefits, losses and expenses	2,539.3	2,449.6	7,286.6	7,000.0
Income before provision for income taxes	8.5	188.2	253.6	612.7
Provision for income taxes	1.2	37.2	45.1	133.8
Net income from continuing operations	7.3	151.0	208.5	478.9
Net income from discontinued operations	—	728.8	—	762.0
Net income	7.3	879.8	208.5	1,240.9
Less: Preferred stock dividends	—	—	—	(4.7)
Net income attributable to common stockholders	$7.3	$879.8	$208.5	$1,236.2
For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Net income from continuing operations decreased $143.7 million, or 95%, to $7.3 million for Third Quarter 2022 from $151.0 million for Third Quarter 2021, primarily driven by a decrease in net unrealized gains from changes in fair value of equity securities, mostly related to the absence of unrealized gains from three equity positions that went public in Third Quarter 2021 through SPAC mergers, and an increase in net realized losses from sales of fixed maturity securities. The decrease was also driven by lower earnings contributions from Global Housing, mainly due to higher non-catastrophe loss experience and an increase in reportable catastrophe losses mostly due to Hurricane Ian, and lower earnings contributions from Global Lifestyle driven by our Connected Living business. The decrease was partially offset by the absence of a $16.3 million after-tax loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023.
For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net income from continuing operations decreased $270.4 million, or 56%, to $208.5 million for Nine Months 2022 from $478.9 million for Nine Months 2021, primarily driven by a decrease in net unrealized gains from changes in fair value of equity securities, mostly related to the absence of net unrealized gains from three equity positions that went public in Third Quarter 2021 through SPAC mergers, and an increase in net realized losses from sales of fixed maturity securities. The decrease was also driven by lower earnings contributions from Global Housing, due to higher non-catastrophe loss experience, and a $33.6 million after-tax decrease in earnings from our non-core operations, mostly related to adverse prior year reserve development from the sharing economy business. The decrease was partially offset by higher earnings contributions from Global Lifestyle across our Connected Living and Global Automotive businesses.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$1,728.4	$1,686.7	$5,094.7	$5,008.5
Fees and other income	261.9	274.5	838.8	748.5
Net investment income	57.7	47.9	178.8	146.9
Total revenues	2,048.0	2,009.1	6,112.3	5,903.9
Benefits, losses and expenses
Policyholder benefits	343.9	333.9	976.2	1,006.2
Underwriting, selling, general and administrative expenses	1,538.2	1,498.9	4,548.8	4,351.7
Total benefits, losses and expenses	1,882.1	1,832.8	5,525.0	5,357.9
Global Lifestyle Adjusted EBITDA	$165.9	$176.3	$587.3	$546.0

Net earned premiums, fees and other income:
Connected Living	$1,046.8	$1,094.1	$3,182.0	$3,221.9
Global Automotive	943.5	867.1	2,751.5	2,535.1
Total	$1,990.3	$1,961.2	$5,933.5	$5,757.0

Net earned premiums, fees and other income:
Domestic	$1,557.5	$1,500.3	$4,585.2	$4,341.3
International	432.8	460.9	1,348.3	1,415.7
Total	$1,990.3	$1,961.2	$5,933.5	$5,757.0
For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Adjusted EBITDA decreased $10.4 million, or 6%, to $165.9 million for Third Quarter 2022 from $176.3 million for Third Quarter 2021. The decrease was primarily due to the challenging macroeconomic environment, mostly driven by $7.6 million of unfavorable impact of foreign exchange in Asia Pacific and Europe, lower margins from our domestic mobile trade-in and upgrade programs due to lower volumes, lower performance from our extended service contract programs due to both higher claims costs from wage and materials and additional investments in connected home, and lower international volumes from global mobile programs, particularly in Asia Pacific and Europe. The decrease was also driven by lower net investment income in Global Automotive, after client profit sharing, and higher losses in Europe. The decrease was partially offset by a one-time client contract benefit of $11.2 million, continued mobile subscriber growth in North America and favorable loss experience in select ancillary products in Global Automotive.
Total revenues increased $38.9 million, or 2%, to $2.05 billion for Third Quarter 2022 from $2.01 billion for Third Quarter 2021. Net earned premiums increased $41.7 million, or 2%, primarily driven by continued organic growth from strong prior period U.S. sales in our Global Automotive business across all distribution channels and domestic mobile subscriber growth within our cable operator distribution channel. The increase in net earned premiums was partially offset by a decrease from the run-off of certain global mobile programs and unfavorable impacts of foreign exchange. Net investment income increased $9.8 million, or 20%, primarily due to higher fixed maturity asset levels and higher yields. The increase in total revenues was partially offset by a decrease in fees and other income of $12.6 million, or 5%, mainly driven by a decrease in domestic repair and logistics fees, partially offset by device protection growth in North America.
Total benefits, losses and expenses increased $49.3 million, or 3%, to $1.88 billion for Third Quarter 2022 from $1.83 billion for Third Quarter 2021. Underwriting, selling, general and administrative expenses increased $39.3 million, or 3%, primarily due to higher commission expenses, mainly from growth across our Global Automotive business and domestic mobile subscriber growth within our cable operator distribution channel, and higher operating costs to support growth. This was partially offset by lower commission expenses related to the run-off of certain global mobile programs and a one-time client contract benefit of $11.2 million. Policyholder benefits increased $10.0 million, or 3%, primarily due to growth across our Global Automotive and Connected Living businesses and higher claim costs in our extended service contracts programs, partially offset by the run-off of certain global mobile programs and favorable loss experience from select domestic ancillary products in Global Automotive.
For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Adjusted EBITDA increased $41.3 million, or 8%, to $587.3 million for Nine Months 2022 from $546.0 million for Nine Months 2021, due to strong results across Connected Living and Global Automotive. The increase was primarily driven by mobile device protection contributions in North America, including subscriber growth and favorable loss experience; higher net investment income, after client profit sharing, in Global Automotive, mainly from higher fixed maturity asset levels, higher yields and the sale of real estate joint venture partnerships; and favorable loss experience in select ancillary products and expansion across distribution channels in Global Automotive. The increase was partially offset by unfavorable impacts of foreign exchange, mainly in Asia Pacific and Europe, and higher operating costs associated with growth.
Total revenues increased $208.4 million, or 4%, to $6.11 billion for Nine Months 2022 from $5.90 billion for Nine Months 2021. Fees and other income increased $90.3 million, or 12%, mainly driven by an increase in global mobile devices serviced. Net earned premiums increased $86.2 million, or 2%, primarily driven by continued organic growth from strong prior period U.S. sales in our Global Automotive business across all distribution channels and domestic mobile subscriber growth within our cable operator distribution channel. The increase in net earned premiums was partially offset by the run-off of certain global mobile programs and unfavorable foreign exchange. Net investment income increased $31.9 million, or 22%, primarily due to higher fixed maturity asset levels, higher yields and higher real estate related income.
Total benefits, losses and expenses increased $167.1 million, or 3%, to $5.53 billion for Nine Months 2022 from $5.36 billion for Nine Months 2021. Underwriting, selling, general and administrative expenses increased $197.1 million, or 5%, due to higher commission expenses, mainly from growth across our Global Automotive business and domestic mobile subscriber growth within our cable operator distribution channel, as well as higher cost of sales in Connected Living due to an increase in global mobile devices serviced and higher operating cost to support growth. This was partially offset by lower commission expenses related to the run-off of certain global mobile programs. The increase in total benefits losses and expenses was partially offset by a decrease in policyholder benefits of $30.0 million, or 3%, primarily due to the run-off of certain global mobile programs and favorable loss experience from select domestic ancillary products in Global Automotive, partially offset by growth across our Global Automotive and Connected Living businesses.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$451.4	$436.0	$1,363.0	$1,338.5
Fees and other income	32.7	35.1	102.8	109.1
Net investment income	18.1	19.5	57.0	61.1
Total revenues	502.2	490.6	1,522.8	1,508.7
Benefits, losses and expenses
Policyholder benefits	309.4	260.3	697.7	631.8
Underwriting, selling, general and administrative expenses	217.8	215.1	658.4	641.7
Total benefits, losses and expenses	527.2	475.4	1,356.1	1,273.5
Global Housing Adjusted EBITDA	$(25.0)	$15.2	$166.7	$235.2

Impact of reportable catastrophes	$124.1	$101.7	$150.6	$150.8

Net earned premiums, fees and other income
Lender-placed Insurance	$262.2	$256.2	$801.9	$790.9
Multifamily Housing	119.9	121.7	362.0	361.2
Specialty and Other	102.0	93.2	301.9	295.5
Total	$484.1	$471.1	$1,465.8	$1,447.6
For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Adjusted EBITDA decreased $40.2 million, or 264%, to $(25.0) million for Third Quarter 2022 from $15.2 million for Third Quarter 2021. Pre-tax reportable catastrophes for Third Quarter 2022 increased $22.4 million to $124.1 million, compared to $101.7 million for Third Quarter 2021, primarily due to Hurricane Ian. Reportable catastrophe losses for Hurricane Ian for Third Quarter 2022 were $118.1 million inclusive of our $80 million pre-tax per-event retention and $34.7 million of associated reinstatement premiums to restore up to Layer 3 of our U.S. catastrophe reinsurance program. Excluding reportable catastrophes, Adjusted EBITDA decreased $17.8 million, or 15%, year-over-year, primarily driven by approximately $38.2 million of higher non-catastrophe loss experience across all major products, including $24.3 million of prior period loss development. In Lender-placed Insurance, the elevated loss experience and higher catastrophe reinsurance costs from increased exposures were mostly offset by higher average insured values and premium rate increases.
Total revenues increased $11.6 million, or 2%, to $502.2 million for Third Quarter 2022 from $490.6 million for Third Quarter 2021. The increase was primarily due to an increase in net earned premiums of $15.4 million, or 4%, mostly from growth in Specialty and Other products and Lender-placed Insurance, as higher average insured values, policies in force and premium rates were partially offset by higher catastrophe reinsurance costs from increased exposures and higher reinstatement premiums related to Hurricane Ian. The increase in total revenues was partially offset by a decrease in fees and other income of $2.4 million, or 7%, primarily due to lower transaction fees in our Lender-placed Insurance business, and a decrease in net investment income of $1.4 million, or 7%, primarily due to lower income from real estate-related investments.
Total benefits, losses and expenses increased $51.8 million, or 11%, to $527.2 million for Third Quarter 2022 from $475.4 million for Third Quarter 2021. Policyholder benefits increased $49.1 million, or 19%, primarily driven by approximately $38.2 million of higher non-catastrophe loss experience across all major products, largely within Lender-placed Insurance and Multifamily Housing, including $24.3 million of prior period loss development mainly due to higher claims severity related to inflation. The $24.3 million of prior period loss development included approximately $10 million of prior accident year development and an additional $14 million for current accident year development for claims incurred in the six months ended June 30, 2022. The increase in policyholder benefits was also due to higher reportable catastrophe losses. Underwriting, selling, general and administrative expenses increased $2.7 million, or 1%, mainly due to lower ceding fee income from lower volumes in the National Flood Insurance Program.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Adjusted EBITDA decreased $68.5 million, or 29%, to $166.7 million for Nine Months 2022 from $235.2 million for Nine Months 2021, mainly driven by higher non-catastrophe loss experience, primarily in Lender-placed Insurance due to higher claims severity from inflation, particularly from elevated fire losses, as well as higher catastrophe reinsurance premiums, including $34.7 million of reinstatement premiums related to Hurricane Ian. The decrease was partially offset by higher average insured values, policies in force and premium rates in Lender-Placed Insurance.
Total revenues increased $14.1 million, or 1%, to $1.52 billion for Nine Months 2022 from $1.51 billion for Nine Months 2021. Net earned premiums increased $24.5 million, or 2%, primarily due to higher average insured values, policies in force and premium rates in our Lender-placed Insurance business, partially offset by higher catastrophe reinsurance costs. The increase was partially offset by a decrease in fees and other income of $6.3 million, or 6%, primarily due to a decline in our Multifamily Housing and Lender-placed Insurance businesses, and a decrease in net investment income of $4.1 million, or 7%, primarily due to lower income from real estate-related investments.
Total benefits, losses and expenses increased $82.6 million, or 6%, to $1.36 billion for Nine Months 2022 from $1.27 billion for Nine Months 2021. Policyholder benefits increased $65.9 million, or 10%, due to higher non-catastrophe loss experience as described above. Underwriting, selling, general and administrative expenses increased $16.7 million, or 3%, mainly due to higher operating costs to support growth.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	0.1	—	0.5	0.2
Net investment income	5.6	7.3	20.9	23.1
Total revenues	5.7	7.3	21.4	23.3
Benefits, losses and expenses
Policyholder benefits	0.1	—	0.5	—
General and administrative expenses	30.5	30.3	92.9	91.1
Total benefits, losses and expenses	30.6	30.3	93.4	91.1
Corporate and Other Adjusted EBITDA	$(24.9)	$(23.0)	$(72.0)	$(67.8)
For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Adjusted EBITDA was $(24.9) million for Third Quarter 2022 compared to $(23.0) million for Third Quarter 2021. The change in results was primarily due to a decrease in net investment income.
Total revenues decreased $1.6 million, or 22%, to $5.7 million for Third Quarter 2022 from $7.3 million for Third Quarter 2021, primarily driven by a decrease in net investment income of $1.7 million, or 23%, mostly due to a reduction in income from limited partnerships, partially offset by increased income from higher yields.
Total benefits, losses and expenses increased $0.3 million, or 1%, to $30.6 million for Third Quarter 2022 from $30.3 million for Third Quarter 2021, primarily driven by higher employee-related and third party consulting expenses.
For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Adjusted EBITDA was $(72.0) million for Nine Months 2022 compared to $(67.8) million for Nine Months 2021. The change in results was primarily due to higher employee-related and technology expenses.
Total revenues decreased $1.9 million, or 8%, to $21.4 million for Nine Months 2022 from $23.3 million for Nine Months 2021 primarily driven by a decrease in net investment income of $2.2 million, or 10%, mostly due a reduction in income from limited partnerships, partially offset by increased income from higher invested assets balances, primarily reflecting the remaining proceeds from the sale of Global Preneed.
Total benefits, losses and expenses increased $2.3 million, or 3%, to $93.4 million for Nine Months 2022 from $91.1 million for Nine Months 2021. General and administrative expenses increased $1.8 million, or 2%, to $92.9 million for Nine Months 2022 from $91.1 million for Nine Months 2021, primarily due to higher employee-related and technology expenses.

Investments
We had total investments of $7.52 billion and $8.67 billion as of September 30, 2022 and December 31, 2021, respectively. Net unrealized gains on our fixed maturity securities portfolio decreased by $1,037.1 million during Nine Months 2022, from $311.4 million as of December 31, 2021 to a net unrealized loss of $725.7 million as of September 30, 2022, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2022		December 31, 2021
Aaa / Aa / A	$3,508.3	57.2%	$4,066.5	56.4%
Baa	2,246.8	36.6%	2,719.0	37.7%
Ba	312.4	5.1%	333.7	4.6%
B and lower	70.4	1.1%	96.1	1.3%
Total	$6,137.9	100.0%	$7,215.3	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturity securities	$68.1	$58.4	$196.4	$173.3
Equity securities	3.8	3.8	11.3	11.1
Commercial mortgage loans on real estate	3.7	2.3	11.0	5.7
Short-term investments	1.4	0.4	2.7	1.6
Other investments	3.1	13.1	38.1	48.5
Cash and cash equivalents	7.0	2.3	13.1	6.0
Total investment income	87.1	80.3	272.6	246.2
Investment expenses	(3.6)	(4.3)	(10.8)	(11.0)
Net investment income	$83.5	$76.0	$261.8	$235.2
Net investment income increased $7.5 million, or 10%, to $83.5 million for Third Quarter 2022 from $76.0 million for Third Quarter 2021, primarily driven by higher income from fixed maturity securities and cash and cash equivalents due to higher yields partially offset by lower income from other investments due to the absence of gains recorded in Third Quarter 2021 from the sale of one real estate property and from an increase in valuations of certain limited partnerships.
Net realized losses on investments and fair value changes to equity securities were $27.4 million for Third Quarter 2022 compared to net gains of $112.1 million for Third Quarter 2021. The change in Third Quarter 2022 was primarily driven by $21.9 million of net realized losses from sales of fixed maturity securities. The change in Third Quarter 2021 was primarily driven by $94.0 million of net unrealized gains from changes in fair value of equity securities that were driven by $74.6 million of unrealized gains from three equity positions that went public in Third Quarter 2021, and $16.1 million of net realized gains from sales of fixed maturity securities.

Net investment income increased $26.6 million, or 11%, to $261.8 million for Nine Months 2022 from $235.2 million for Nine Months 2021, primarily driven by higher income from fixed maturity securities and cash and cash equivalents due to higher yields and higher income from commercial mortgage loans due to higher asset levels and prepayment fees. This was partially offset by lower income from other investments mostly due to a reduction in income from limited partnerships.
Net realized losses on investments and fair value changes to equity securities were $166.2 million for Nine Months 2022 compared to net gains of $123.2 million for Nine Months 2021. The change in Nine Months 2022 was primarily driven by $122.4 million of net unrealized losses from changes in fair value of equity securities that included a $94.3 million decrease in net unrealized gains from four equity positions that went public in 2021 through SPAC mergers. The net realized losses were also driven by $63.0 million of net realized losses on sales of fixed maturity securities, partially offset by $20.0 million of net realized gains on sales of equity securities. The change in Nine Months 2021 was primarily driven by $98.5 million of net unrealized gains from changes in fair value of equity securities that included $74.6 million of unrealized gains from three equity positions that went public in Third Quarter 2021, and $19.3 million of net realized gains from sales of fixed maturity securities.

As of September 30, 2022, we owned $17.3 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $14.5 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
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
In August 2022, A.M. Best upgraded the insurance financial strength ratings on our insurance operating subsidiaries, American Bankers Life Assurance Company of Florida (“ABLAC”) and Caribbean American Life Assurance Company, to A from A- with a stable outlook. In June 2022, Moody’s upgraded the senior debt rating of Assurant, Inc. to Baa2 from Baa3 with a stable outlook and upgraded the insurance financial strength ratings on our insurance operating subsidiaries, American Bankers Insurance Company of Florida, ABLAC and American Security Insurance Company, to A2 from A3 with a stable outlook. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2021 Annual Report.

Holding Company
As of September 30, 2022, we had approximately $528.8 million in holding company liquidity, which was $303.8 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $615.3 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions and excluding amounts used for acquisitions or received for dispositions, were $460.4 million for Nine Months 2022. In 2021, dividends, net of infusions and excluding amounts used for acquisitions or received for dispositions, were $728.6 million (including approximately $12.0 million of dividends from subsidiaries, net of infusions, included in the disposed Global Preneed business). We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Nine Months 2022, we made common stock repurchases and paid common stock dividends of $667.3 million.
We paid dividends of $0.68 per common share on September 19, 2022 to stockholders of record as of August 29, 2022. Any determination to pay future dividends on our outstanding common stock will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Nine Months 2022, we repurchased 3,257,671 shares of our outstanding common stock at a cost of $554.6 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million, respectively, of our outstanding common stock. As of September 30, 2022, $287.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a large, varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –

Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.” in our 2021 Annual Report.
Alternative asset portfolio structures are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk appetite. Scenario testing of significant liability assumptions and new business projections is also performed.
Our liabilities generally have limited policyholder optionality, which means that the timing of payments is generally insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid fixed-maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$225.0	$224.5	$300.0	$299.0
4.90% Senior Notes due March 2028	300.0	297.8	300.0	297.5
3.70% Senior Notes due February 2030	350.0	347.5	350.0	347.3
2.65% Senior Notes due January 2032	350.0	346.6	350.0	346.4
6.75% Senior Notes due February 2034	275.0	272.5	275.0	272.4
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.3	400.0	395.9
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.0
Total Debt		$2,129.3		$2,202.5
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
We made no borrowings using the Credit Facility during Nine Months 2022 and no loans were outstanding as of September 30, 2022.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $495.5 million out of the $500.0 million was available as of September 30, 2022, due to $4.5 million of letters of credit outstanding.
We did not use the commercial paper program during Nine Months 2022 and there were no amounts relating to the commercial paper program outstanding as of September 30, 2022.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2022	2021
Operating activities - continuing operations	$319.8	$375.8
Operating activities - discontinued operations	—	151.2
Operating activities	319.8	527.0
Investing activities - continuing operations	(134.9)	181.9
Investing activities - discontinued operations	—	(145.2)
Investing activities	(134.9)	36.7
Financing activities - continuing operations	(767.2)	(757.4)
Financing activities - discontinued operations	—	—
Financing activities	(767.2)	(757.4)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(42.7)	(7.2)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(42.7)	(7.0)
Net change in cash	$(625.0)	$(200.7)
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
Net cash provided by operating activities from continuing operations was $319.8 million for Nine Months 2022 compared to net cash provided by operating activities from continuing operations of $375.8 million for Nine Months 2021. The decrease in net operating cash flows was primarily driven by the timing of our mobile business operations mostly due to lower collections of premiums and fee receivables and an increase in payments to vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties. These decreases were partially offset by an increase in cash from the receipt of a tax refund that was in excess of tax payments for Nine Months 2022.
Net cash used in investing activities from continuing operations was $134.9 million for Nine Months 2022 compared to net cash provided by investing activities from continuing operations of $181.9 million for Nine Months 2021. The decrease in net cash provided by investing activities was primarily driven by a decrease in cash from sales of subsidiaries, partially offset by an increase in cash from sales and maturities of fixed maturity securities, net of purchases, due to the ongoing management of our investment portfolio. Nine Months 2021 included the receipt of $1.31 billion of proceeds, net of $27.3 million of cash transferred, from the sale of the disposed Global Preneed business that were mostly reinvested in short term high quality liquid fixed income investments.
Net cash used in financing activities from continuing operations was $767.2 million for Nine Months 2022 compared to net cash used in financing activities from continuing operations of $757.4 million for Nine Months 2021. The increase in net cash used in financing activities was primarily due a higher cash outflow for share repurchases mostly due to an increase in the cost per share of repurchases for Nine Months 2022 compared to Nine Months 2021.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Interest paid on debt	$105.3	$107.0
Common stock dividends	112.7	118.5
Preferred stock dividends	—	4.7
Total	$218.0	$230.2
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $7.0 million and $7.2 million of letters of credit outstanding as of September 30, 2022 and December 31, 2021, respectively.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2022, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 1 - July 31	175,000	171.54	175,000	337.9
August 1 - August 31	152,290	163.42	152,290	313.0
September 1 - September 30	165,325	154.58	165,325	287.5
Total	492,615	$163.34	492,615	$287.5
(1)Shares repurchased pursuant to the May 2021 publicly announced share repurchase authorization of up to $900.0 million aggregate cost at purchase of outstanding common stock. As of September 30, 2022, $287.5 million aggregate cost at purchase remained unused under the repurchase authorization.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: November 3, 2022