Form 10-K
period 2022-12-31
ASSURANT, INC.
filed 2023-02-17
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to .

Commission file number 001-31978

Assurant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1126612
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

260 Interstate North Circle SE
Atlanta, Georgia 30339
(770) 763-1000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.17 billion as of the last business day of the fiscal quarter ended June 30, 2022 based on the closing sale price of $172.85 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 10, 2023 was 52,919,741.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Report”), including our business and financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a leading global business services company that supports, protects and connects major consumer purchases. We support the advancement of the connected world by partnering with the world’s leading brands to develop innovative solutions and to deliver an enhanced customer experience. We operate in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through our Global Lifestyle segment, we provide mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection, leased and financed solutions and other related services (referred to as “Global Automotive”). Through our Global Housing segment, we provide lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”). Effective January 1, 2023, we realigned the composition of our reportable segments. See “—Segments” below for additional information.
Our Competitive Strengths
Our financial strength and capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2022, we had $33.12 billion in total assets and our debt to total capital was 33.5%. Our Global Lifestyle and Global Housing segments generate significant operating cash flows, which provides us with the flexibility to make investments to strengthen our strategic capabilities and enhance our partnerships with our clients.
Insights and capabilities enable innovation to meet evolving consumer needs. We have a deep understanding of our clients and the consumer markets they serve. We seek to leverage consumer insights, together with extensive capabilities, to identify and anticipate the needs of our clients and the consumers they serve. We intend to leverage those insights with investments in emerging technologies and operations, including digital-first solutions, to introduce innovative products and services and continuously adapt those offerings to the changing needs of the consumers in the connected world.
Value chain integration and customer experience. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on client and consumer needs and provide a seamless customer experience. Offering end-to-end solutions allows us to provide additional value for consumers and adapt more quickly and efficiently to their needs. Visibility across the value chain helps us leverage insights to further improve the customer experience and our offerings. Our ability to introduce value-added services and capabilities across the value chain and provide a superior customer experience allows us to strengthen our partnerships and our competitive position.
Our Strategy for Profitable Growth
Our vision is to be the leading global business services company supporting the advancement of the connected world. As we focus on executing our vision, we believe we are positioned for continued long-term profitable growth by:
Growing our portfolio of market-leading businesses. Our businesses represent a group of leading, service-oriented offerings focused on compelling growth opportunities. This includes capitalizing on the convergence of the connected world in the global markets and geographies in which we operate. We intend to grow our businesses by strengthening our partnerships with major clients and prospects globally, while continuing to invest in talent, capabilities and technology, including digital, to enable us to deliver a superior customer experience, as well as further broadening our offerings and diversifying our distribution channels. As our service offerings expand, we expect to generate a more diversified mix of business and earnings, with decreasing exposure to catastrophe risk.
Providing integrated offerings through a superior, digital-first customer experience. As we continue to evolve our product and service capabilities and respond to client and consumer needs, we expect to accelerate the pace of innovation for our integrated offerings and drive additional value through a superior, digital-first customer experience.
Deploying our capital strategically. We intend to maintain our strong financial position and our prudent capital management approach. We generally deploy capital to invest in and grow our businesses, pay dividends and repurchase shares.

Our approach to mergers, acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management. We target new businesses and capabilities, organically and through acquisitions, that complement or support our strategy.
Investing in talent. Our employees play a critical role in contributing to our success and supporting our business strategy. We believe in fostering a diverse, equitable and inclusive culture to drive sustained profitable growth through innovation. We are focused on strategically attracting, developing, retaining and motivating our talent, as we prioritize programs and initiatives aimed at investing in our talent.
2022 Highlights
On January 1, 2022, Keith Demmings succeeded as the Company’s chief executive officer (“CEO”) and joined the Company’s Board of Directors (the “Board”). Under his leadership, the Company made progress in executing on its vision to be the leading global services provider supporting the advancement of the connected world. We continued to strengthen partnerships with key clients and delivered new, innovative solutions, while navigating more volatile market conditions. We continued to execute on our commitment to being a socially responsible company for our stakeholders, including being recognized as a Great Place to Work and advancing goals to reduce our environmental impact. We remain focused on engaging and developing our diverse talent pool through enhanced leadership and skills development programs.
Our business model represents a group of leading, service-oriented businesses supporting the connected world. In Global Lifestyle, our ability to continuously innovate our products and services supported a stronger and differentiated customer experience. In addition to key partner renewals, we secured new business opportunities and new client partnerships. In Global Housing, we initiated a business transformation, including exiting certain non-core businesses discussed below, as well as international catastrophe-exposed business, where we did not see a path to leadership positions. We took action to mitigate the impact of high inflation within our Lender-placed Insurance business and have continued to renew clients. While growth from our affinity partnerships in Multifamily Housing has slowed, our property management channel continues to expand.
Broadly across the Company, we accelerated several initiatives to realize greater efficiencies to position us for continued long-term growth. This included realigning our organizational structure, including in Global Housing, to better deploy talent to support the diverse needs of our businesses. We also accelerated our ongoing real estate consolidation to support work-from-home arrangements given our increasingly hybrid workforce. We expect to complete these actions in 2023. The Company expects approximately $55 million in gross annualized run rate savings to be realized from these actions by year-end 2024, with more than half expected to be realized in 2023. These savings will mitigate the impact of higher labor costs and headwinds from the macroeconomic environment, as well as fund additional investments, including increasing automation.
Throughout the year, we have maintained a strong balance sheet as we navigated macroeconomic uncertainty. In 2022, we returned $717.8 million to shareholders through share repurchases and common stock dividends, including the remaining net proceeds from the sale of the Global Preneed businesses. In June 2022, we redeemed $75.0 million of the $300.0 million then outstanding aggregate principal amount of our 4.20% Senior Notes due September 2023 at a make-whole premium plus accrued and unpaid interest to the redemption date.
In conjunction with the CEO transition, we changed our segment measure of profitability for our reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective as of that date. In addition, in the second quarter of 2022, we made the decision to fully exit certain businesses, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”), and revised the calculation of our segment measure of profitability, Adjusted EBITDA. Prior period amounts have been revised accordingly. See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Environment, social and governance (“ESG”) priorities
Assurant is a purpose-driven company committed to making meaningful advancements each year to integrate our sustainability efforts with our long-term strategy, global business operations and our product and service offerings. In 2022, we continued to make progress on building a more sustainable company for all of our stakeholders. Our Board, Management Committee and employees understand the importance of sustainability to deliver greater value as we operate our business each day and support Assurant’s long-term strategy.
Our sustainability strategic framework centers on four pillars against which we track our progress on significant ESG topics core to our business, as discussed below. Each of these pillars is dynamic with multiple dimensions that we align to our long-term business strategy.

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
Our longer-term strategic planning process, overseen by our Board, prioritized three multiyear ESG areas of focus:
•Talent: Foster a diverse, equitable and inclusive culture to drive innovation for the benefit of all stakeholders,
•Products: Help customers thrive in a connected world, and
•Climate: Operate to minimize our carbon footprint and align our commitments to enhance climate action and environment performance.

For additional information on our ESG priorities, including our most recent Sustainability report, please refer to our website at https://www.assurant.com/our-story/sustainability. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.
Segments
The composition of our reportable segments matches how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 6 to the Consolidated Financial Statements included elsewhere in this Report.
Effective January 1, 2023, we realigned the composition of our reportable segments to correspond with changes to the Global Housing operating structure. As a result, the Global Housing segment is now comprised of two key lines of business, Homeowners, and Renters and Other. Certain specialty products, mainly the Leased and Financed business, previously reported in the Global Housing segment are now reported in Global Lifestyle to better align with our go-to-market strategy. The realignment has no impact on our consolidated results and will be reflected beginning with first quarter 2023 reporting.

Global Lifestyle

	Years Ended December 31,
	2022	2021	2020
Net earned premiums, fees and other income by product:
Connected Living (1)	$4,233.4	$4,303.2	$4,216.5
Global Automotive	3,702.7	3,436.9	3,115.1
Total	$7,936.1	$7,740.1	$7,331.6
Segment Adjusted EBITDA	$753.4	$702.1	$636.0
Segment equity (2)	$4,582.9	$4,559.1	$4,491.2

(1)For the years ended December 31, 2022, 2021 and 2020, 46.2%, 47.7%, and 48.8%, respectively, of net earned premiums, fees and other income was from mobile products, 44.0%, 43.3%, and 42.2%, respectively, was from extended service contracts and 9.8%, 9.0%, and 9.0%, respectively, was from financial services and other products.
(2)Segment equity does not include components of accumulated other comprehensive income (“AOCI”), which is primarily comprised of net unrealized gains on securities, net of taxes. For additional information on total AOCI, see Note 22 to the Consolidated Financial Statements included elsewhere in this Report.

Our Products and Services
The key lines of business in Global Lifestyle are: Connected Living, which includes mobile device solutions, extended service contracts (insurance policies and warranties) (“ESCs”) for consumer electronics and appliances, and credit and other insurance products; and Global Automotive.
Connected Living: Through partnerships with mobile device carriers, retailers, multiple system operators (“MSOs”), original equipment manufacturers (“OEMs”) and financial and other institutions, we underwrite and provide administrative support and related services for ESCs. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service offerings to our clients that address all aspects of the insurance, ESC or warranty, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain services, service delivery and repair and logistics management. For example, we provide end-to-end mobile device lifecycle solutions in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to support an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium technical support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices. We provide in-store, same-day device repairs to customers through our nationwide network of nearly 500 Cell Phone Repair locations. We believe that with the required administrative capability, digital platforms enabling on-boarding, claims management and service delivery, supply chain management, technical support infrastructure, insurance underwriting capabilities and a variety of adjacent value-added services, like trade-in and upgrade and asset value recovery, we maintain a differentiated position in this marketplace.
Within Connected Living, our global financial services business maintains a suite of protection and assurance products that deliver a combination of features and benefits for varying customer segment needs. With major financial services clients, we provide value-added financial services in the U.S. and internationally, ranging from credit insurance to inclusive credit card benefits and travel coverages. Although traditional credit insurance has been in decline in North America, traditional credit and travel and credit card benefit products remain a core offering in select international markets.
Global Automotive: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including automobiles, trucks, recreational vehicles, motorcycles, construction and agricultural equipment, as well as parts. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, coverage varies, but, generally, we pay the cost of repairing, servicing or replacing parts or provide other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, actuarial consulting, experiential and digital training and performance management.
Distribution and Clients
Global Lifestyle operates globally, with approximately 82% of its revenue from North America (the U.S. and Canada), 8% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 5% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 5% from Asia Pacific (South Korea, China (and Hong Kong), Japan, Australia, India, Singapore and New Zealand) for the year ended December 31, 2022. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile device carriers, retailers, MSOs, OEMs and financial and other institutions to market our mobile device solutions and with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and MSOs to market our ESC products and related services. In addition, we partner with financial institutions, insurers and retailers to market our credit insurance and embedded card offerings. In Global Automotive, we partner with auto dealers and agents, third-party administrators and manufacturers to market our vehicle protection, leased and financed solutions and other related services.
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
Our Addressable Markets and Market Activity
The mobile protection market is a large and growing global market, characterized by growth in the “Internet of Things” and evolving wireless standards, particularly the advent of 5G. While smartphone penetration in the U.S., Japanese and European markets is high, other markets are less mature and present growth opportunities. Global adoption of 5G by subscribers is a high priority for mobile device carriers in all markets. The worldwide used and refurbished smartphone market is also expected to continue to grow.
Consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their mobile devices through their daily interaction with a connected world. Customer support, device financing, buyback, trade-in and upgrade programs are some of the areas that continue to gain traction. Expanded capabilities like repair and logistics, technical support for customers and digital security allow us to create product and service offerings that customers find compelling. We believe there are additional growth opportunities in new device categories, such as accessories (e.g., ear buds, watches) and connected smart devices (e.g., smart speakers, laptops, tablets).
Our business is subject to fluctuations in mobile device trade-in and upgrade volumes based on the release of new devices and carrier promotional programs, as well as customer preferences. As a general trend, we believe the average smartphone replacement cycle is lengthening, which may increase attachment rates for mobile protection offerings, including for our large, installed customer base. However, this trend may be reversed based on new technology and innovation. Recently, major manufacturers have expressed a temporary challenge in mobile device production resulting from COVID-related lockdowns in China, which limits available inventory and increases lead time for consumers ordering new devices. Based on publicly available information, we expect this to correct itself in the first half of 2023. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks”
In the vehicle sales markets, U.S. new vehicle sales have tempered as supply chain constraints, including chip shortages, and rising interest rates are creating headwinds in the used vehicle market. We expect new vehicle sales to increase as chip availability increases while the used vehicle market is expected to decline as sales shift to new vehicles. Assurant continues to expand our footprint in the U.S. by adding new dealership clients and growing our dealer and third-party administrator networks. We work closely with our global partners to develop innovative offerings that reflect the evolution of the auto market, such as our enhanced products for battery electric vehicles and plug-in hybrid electric vehicles. In addition, new vehicle sales outside of the U.S. continue to grow in most markets.
Consumers are becoming increasingly connected across their mobile devices, vehicles and homes, which is creating a global market for smart home devices and related services. As we continue into the “Connected Decade”, we believe it will create long-term opportunities for Assurant as consumers’ lifestyles will increasingly intertwine with their connected ecosystems, which we call the connected world. Due to our capabilities, including device protection, premium technology support, service delivery and financing, as well as technology components such as dynamic fulfillment, which integrates a dynamic mobile claims management process with risk and fraud mitigation, we are well positioned to support customers as the smart home market continues to grow.
In our financial services business, we anticipate continued declines in our traditional credit insurance in North America. Our focus is on expanding our partnerships with leading financial institutions to offer credit card benefit offerings to their customers. The traditional credit and travel and credit card benefit products are actively sold in select international markets.
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
Inventory
In our mobile business, we carry inventory to meet the delivery requirements of certain clients. These devices are ultimately disposed of through sales to third parties. Our inventory includes devices and parts on consignment with our nationwide network of nearly 500 Cell Phone Repair locations through which we provide in-store repairs. Inventory levels may vary from period to period due to, among other things, differences between actual and forecasted demand, supply chain constraints, the addition of new devices and parts, and strategic purchases. Payment terms with clients also vary, which may result in less inventory financed by clients and more inventory financed with our own capital.
We take various actions to manage our inventory, including monitoring our inventory levels, managing the timing of purchases and obtaining return rights for some programs and devices. However, the value of certain inventory will be adversely impacted by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, decreased consumer demand, including due to changes in customer preferences and changes in client promotions, supply chain constraints, growing industry emphasis on cost containment and adverse foreign trade relationships. No assurance can be given that we will be adequately protected against declines in inventory value. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – “Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks.”
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

Global Housing

	Years Ended December 31,
	2022	2021	2020
Net earned premiums, fees and other income by product:
Lender-placed Insurance	$1,124.0	$1,065.9	$1,052.5
Multifamily Housing	482.4	482.3	451.6
Specialty and Other	404.0	393.2	397.9
Total	$2,010.4	$1,941.4	$1,902.0
Segment Adjusted EBITDA	$302.0	$357.1	$318.0
Segment equity (1)	$1,433.2	$1,399.0	$1,471.2

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
In the majority of cases, we use proprietary insurance-tracking administration systems linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy. The process of tracking voluntary coverage - including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles, and obtaining other required insurance related information - is part of our risk exposure management for our Lender-placed Insurance business. The exposure management process is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to loans tracked. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
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
Specialty and Other: We offer voluntary manufactured housing insurance, voluntary condominium and homeowners insurance and other specialty products. Our voluntary insurance generally provides structural coverage, contents and liability coverage. We are also the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (the “NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.
Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders and servicers, manufactured housing lenders, property managers and financial, insurance and other institutions. Lender-placed Insurance products are distributed primarily through mortgage lenders, mortgage servicers and financial and other institutions. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. Multifamily Housing products are distributed primarily through property management companies and affinity marketing partners. We offer our Specialty and Other insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents also distribute flood products and other specialty property products.
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
Our Addressable Markets and Market Activity
With respect to the lender-placed market, placement rates have been and are expected to continue to be generally flat. We continue to monitor the state of the overall housing market and the potential impact of loan modifications, forbearances and foreclosure delays, including the impact to REO volumes. Should the housing market deteriorate for a prolonged period, we would expect a longer-term increase in our placement rates over time. In addition to the overall market, our lender-placed results are also impacted by inflation, which has and may continue to increase the costs of paying claims, and the mix of loans we service.
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
For 2022, our property catastrophe reinsurance program includes U.S. per-occurrence catastrophe coverage providing $1.16 billion of protection in excess of $80.0 million retention in the main reinsurance program for a first event. In addition, it includes multi-year reinsurance contracts covering approximately 45% of the U.S. program, reducing volatility in future reinsurance costs. All layers of the program allow for one automatic reinstatement, except the first layer which has two reinstatements and covers the first $30.0 million of losses in excess of the $80.0 million retention. The 2022 program also maintains a cascading feature that provides multi-event protection in which higher coverage layers (Layers 3 through 6) drop down to $110.0 million as the lower layers and reinstatement limit are exhausted. Layer 7 does not cascade, with a retention of $955.0 million and a limit of $290.0 million. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program is covered for gross Florida losses of up to approximately $1.34 billion. The 2022 catastrophe reinsurance program also includes Caribbean catastrophe coverage providing $150.0 million, including a $2.0 million co-participation on the top layer, in excess of a $20.0 million retention.
For our 2023 catastrophe reinsurance program, costs have increased, generally in line with expectations. As of January 2023, approximately 64% of the 2023 program was placed and we anticipate elevated pricing will continue in June.
We are also subject to non-catastrophe risk from isolated fire, water and wind damage, theft and vandalism, as well as general liability in renters and homeowners policies. Losses are impacted by increases in inflation and supply chain disruptions that increase the cost of materials and labor required to settle claims. Please see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.”
Seasonality
We experience seasonal fluctuation in several of our lines of business, which are exposed to the risk of catastrophe and non-catastrophe losses. Catastrophe events such as hurricanes typically occur in the second half of the year, and may increase in frequency and severity due to climate change. We also experience some seasonal fluctuation in non-catastrophe weather-related claims that tend to occur in the first half of the year.

Competition
Our businesses focus on supporting, protecting and connecting major consumer purchases. Although we face global competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. Across Global Lifestyle and Global Housing, we compete for business, customers, agents and other distribution relationships with many insurance companies, warranty and protection companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. We must respond to the threat of disruption by traditional players, as well as from new entrants, such as “Insurtech” start-up companies and others. Competition in each business is based on a number of factors, including scope of products and services offered, ability to tailor products and services to client and consumer needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength and ratings, resources, and quality of service, including speed of claims payment and the overall customer experience. The relative importance of these factors varies by product and market. To remain competitive in many of our businesses, we must also anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”

Human Capital Resources
A cornerstone of Assurant is the employees who bring our purpose, values and commitments to life each day for the millions of customers we serve worldwide. We believe in fostering a diverse, equitable and inclusive culture to drive sustained profitable growth through innovation. We regularly evaluate our policies, practices and programs to ensure we continue to attract, develop and retain the best talent to support our strategy. This includes ongoing investments in competitive total rewards and wellbeing offerings, and providing programs for learning, development and engagement, while continuously enhancing the experience of our employees who are critical to our long-term success.
As of December 31, 2022, Assurant had approximately 13,700 employees in 21 countries. Our diverse workforce spans a wide range of roles and skills to further our vision of supporting the advancement of the connected world. While 80% of our employee base was located in North America, we continued to expand our presence in key international markets across Europe, Latin America and Asia Pacific to support our increasingly global client portfolio. As of December 31, 2022, approximately 64% of our employees were frontline workers, inclusive of hourly roles such as customer care, claims administration and mobile repair and logistics. The remaining 36% were in managerial roles, inclusive of salaried employees engaged in an array of business and support functions. As of December 31, 2022, 60% of our global workforce were female. In the U.S., our largest market, women accounted for 62% of employees while other underrepresented minority groups accounted for 53% of our domestic workforce. We continue to promote a more diverse and inclusive workforce across all levels of the Company in support of our business strategy.

For full-year 2022, our global turnover rate was 25%, reflecting our blended workforce; turnover for managerial and salaried roles was 10%, generally consistent with the prior year despite an increasingly competitive market for talent. This compares to 32% turnover for frontline employees where turnover rates are typically higher. Following the height of the COVID-19 pandemic, we have seen an increase in turnover in these roles reflecting the tight market for hourly workers in customer care and claims roles, as well as the larger concentration of in-store mobile service and repair technicians in the U.S. in 2022.
The Board, through its Nominating and Corporate Governance Committee, in conjunction with the Compensation Committee, oversee the significant human capital management programs of Assurant, which are led by Assurant’s CEO and its Chief Administrative Officer.
Attracting, developing and retaining the best talent globally is key to our success in sustaining long-term profitable growth. In conjunction with the appointment of Keith Demmings as President and CEO in January 2022, we refreshed the composition of our Management Committee and evolved our organizational model and structure to support the execution of our strategy in alignment with our culture. In December 2022, we finalized a restructuring plan to further optimize our organizational structure in response to evolving business needs. We expect those actions will enable us to not only realize operational efficiencies, but also better leverage our global talent pool to support our business.
Overall, our talent strategy is focused on employee engagement and investments in programs to support career development, as well as recognizing and rewarding performance. We believe these programs and opportunities create a diverse pipeline of talent and leadership necessary to drive and deliver on our long-term strategy.
In 2022, we refreshed the key tenets of our culture, specifically to foster greater understanding of our renewed purpose and why the work we do each day matters to the stakeholders we serve, as well as the behaviors that drive success at Assurant.
We regularly engage with our employees to seek feedback through an array of forums and channels, including one-on-one discussions with managers, interactive townhall meetings, targeted employee surveys and our enterprise-wide listening program designed to expand opportunities for anonymous, real-time feedback between managers and employees. Key topics covered include our culture, diversity, equity and inclusion, learning and development, wellbeing and recognition. Based on employee feedback, action plans are implemented to address gaps or to further enhance employee satisfaction in alignment with our overall human capital strategy.
Results from our most recent listening program concluded in June 2022 benefited from strong employee participation and highlighted that employees generally feel engaged and aligned with the Company’s priorities. In many areas, such as mental wellbeing, recognition and freedom of opinion, results trended more favorably against our 2021 engagement survey and at or above comparable industry benchmarks. The 2022 results reinforced that our culture is a differentiator and strengths identified last year in the areas of overall engagement, goal setting, management support, work environment and flexibility, and diversity and inclusion continue to trend positively. Areas for continuing improvement include career development opportunities and managing workload. We will continue to develop actions plans in areas for improvement and monitor our progress each year.
Fostering Diversity, Equity and Inclusion
At Assurant, we believe diversity, equity and inclusion (“DE&I”) fosters innovation and creates growth opportunities by strengthening employee engagement for the benefit of all of our stakeholders. We believe diverse teams and inclusive cultures perform better by improving our ability to respond to the changing global marketplace and social landscape.
We are committed to gender, racial and ethnic diversity at all levels of the Company. As of December 31, 2022, women comprised 60% of our global workforce, 43% at the managerial levels, 18% at the Assurant Management Committee level and 31% of our Board; and 53% of our U.S. workforce, 44% at the managerial levels, 18% at the Assurant Management Committee level and 23% of our Board identified as racially or ethnically diverse. Four of the Company’s diverse directors held leadership roles, including the Board Chair and three committee chairs.
We are committed to continuing to increase representation and engagement of underrepresented groups within Assurant. Assurant’s Executive Inclusion Council, chaired by our CEO and comprised of our Management Committee, provides leadership oversight, engagement and accountability throughout Assurant to foster greater DE&I. Our Chief Administrative Officer has direct oversight and responsibility for our DE&I strategy. Additionally, the Nominating and Corporate Governance Committee is committed to including women and minority candidates in the pool of qualified candidates from which Board nominees are chosen and will continue to review its processes and procedures to ensure that diverse candidates are included.
We recruit talent in diverse communities, including through strategic and educational partnerships that bring greater visibility and expertise. We continue to strengthen our recruiting and talent practices to identify and remove inherent biases that could influence outcomes, including ongoing enterprise-wide diversity training and diverse slate and interviewing requirements for all managerial and above job openings. We are focused on inclusion through global programming that spotlights the experiences of underrepresented groups. In 2022, we launched three Employee Resource Groups to provide forums for employees to raise topics that are important to underrepresented groups. To augment local initiatives, we sponsored an inaugural, enterprise-wide diversity and inclusion mentorship program. In the marketplace, we support social justice causes through the Assurant Foundation and we partner with nonprofit organizations to provide leadership development opportunities. In 2022, we expanded our employees’ participation in targeted development programs for women and underrepresented groups including representation at various HACE (Hispanic Alliance for Career Enhancement), ELC (Executive Leadership Council) and LEAP (Leadership Acceleration Program) forums.
Pay Equity
Assurant is committed to pay equity. Our compensation practices and programs consider a variety of factors designed to set fair and equitable compensation levels. We take a holistic approach to evaluating and aligning roles with compensation levels based on job responsibilities, market competitiveness, geographical location, strategic importance of roles and other relevant factors. We periodically evaluate our compensation practices and for the last several years have engaged in a multi-step process to ensure that we are compensating equitably across employees performing similar job responsibilities. Results from our last review completed in 2022, which examined base pay for U.S. and U.K.-based employees, confirmed that we are fairly administering pay and see no evidence of systemic and material pay equity issues. We expect to continue to assess compensation practices annually and remain committed to remediate any significant pay disparities we may discover. We also continue to monitor and adjust market wages as necessary to ensure we provide competitive wages, consistent with our ongoing compensation practices.
We remain committed to investing in our people through competitive rewards and development opportunities. In 2022, this included making targeted off-cycle adjustments to ensure alignment of pay with the market and continuing to reward high performers. We continued to invest in merit increases, allocating more funding to front-line employees in recognition of the disproportionate impact of the current challenging economic environment. We have advanced our commitment to pay transparency, particularly in North America, by providing employees with base salary ranges for their role and grade beginning in 2023.
Total Rewards and Wellbeing
We are committed to the health and safety of our employees as we believe the success of our business is directly connected to their wellbeing. In addition to providing robust compensation and benefits programs and opportunities to invest in their financial future, we offer employees and their families access to a variety of health and wellness programs. Our Total Rewards programs help to provide protection and security related to events that may require time away from work or that impact their financial wellbeing, such as paid time off, family leave, family care resources and flexible work schedules. Our Global Employee Assistance Plan provides additional support to help employees and their families access critical resources for their wellbeing, including financial, physical and mental health.
We regularly benchmark our Total Rewards against companies of similar size and industries to ensure our offerings remain competitive and solicit employee feedback on the evolving needs of our workforce. In 2022, we conducted employee focus groups that helped validate that recommended plan changes for 2023 met the needs of our diverse workforce particularly around predictability and affordability of health care costs. We will continue to assess additional opportunities across Total Rewards and Wellbeing to help attract and retain top talent.
Recognizing the benefit of flexible work arrangements for our business, customers and employees, in 2022, we enabled a long-term shift to a hybrid work model to support our business and talent strategy. A majority of our employees now work virtually on a full-time or part-time basis and while we will continue to encourage purposeful in-person engagement to support our culture, team development and product innovation, we believe our hybrid work model will remain a key competitive advantage to support the evolving needs of our customers and employees. Within this hybrid environment, we introduced a new framework to support enterprise engagement. We accelerated our ongoing real estate consolidation to support work-from-home arrangements given our increasingly hybrid workforce, while making necessary investments in key facilities and markets to support the long-term strategy of the Company.
Learning and Development
Learning and development are essential to Assurant’s success. We continually invest in our employees’ career growth and provide employees with a wide range of training and development opportunities, including face-to-face, virtual and self-directed learning, mentoring and external development opportunities. We delivered live-virtual training to support the initial rollout of our redefined culture tenets which will continue as we further embed into our talent practices around key areas such as recruiting, performance management and recognition. Strengthening employees’ leadership, technical and professional skills to broaden career opportunities, while also reinforcing a culture of strong ethics and compliance, are primary focus areas. In 2022, we implemented key initiatives to increase adoption of new technology and processes providing both learning tools and change support, furthering our focus on a digital-first mindset. Assurant also assists employees in the pursuit of undergraduate and graduate degrees, certifications and continuing education required by certain professional organizations.

We have adapted our learning and development programs and delivery modes to meet the varying needs of our business and our predominantly virtual workforce. We provide a broad array of training on topics such as managing virtual and hybrid teams, mental health awareness and building resilience, managerial skills, and diversity and inclusion.
Succession Planning
An important element of our talent strategy is succession planning and building diverse leadership pipelines for our most critical roles across the organization.
We assess the performance and potential of current incumbents, identify and assess potential successors, and create targeted development plans to strengthen the preparedness and diversity of our talent pipeline. Annually, we conduct a comprehensive talent review to discuss potential successors of our Management Committee and other key leadership roles. In 2022, we extended this to a broader group of top talent as we look to ensure better visibility into our strengths and opportunities for prioritized roles. The Board and the Nominating Committee annually review the CEO succession plan and succession plans for senior executives, which includes emergency successors for each role, with the goal to ensure we have the right leadership in place to execute the Company’s long-term strategic plans.
For more information on our human capital resources, please refer to our most recent Sustainability Report available at https://www.assurant.com/our-story/sustainability and our most recent Proxy Statement available at ir.assurant.com. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.

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
The following table summarizes the financial strength ratings and outlooks of our domestic operating insurance subsidiaries as of December 31, 2022:

	A.M. Best (1)	Moody’s (2)	S&P (3)
Company
American Bankers Insurance Company of Florida	A	A2	A
American Bankers Life Assurance Company of Florida	A	A2	A
American Security Insurance Company	A	A2	A
Caribbean American Life Assurance Company	A	N/A	N/A
Caribbean American Property Insurance Company	A	N/A	N/A
Reliable Lloyds Insurance Company	A	N/A	N/A
Standard Guaranty Insurance Company	A	N/A	N/A
Virginia Surety Company, Inc.	A	N/A	N/A
Voyager Indemnity Insurance Company	A	N/A	N/A
(1)A.M. Best financial strength ratings range from “A++” (superior) to “D” (poor). Ratings of A fall under the “excellent” category, which is the second highest of A.M. Best’s seven ratings categories. A.M. Best has a stable outlook on American Bankers Life Assurance Company of Florida and Caribbean American Life Assurance Company and a positive outlook on all of our other domestic operating insurance subsidiaries’ financial strength ratings.

(2)Moody’s insurance financial strength ratings range from “Aaa” (highest quality) to “C” (lowest rated). A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of A2 is considered “upper-medium-grade” and falls within the third highest of Moody’s nine ratings categories. Moody's has a stable outlook on all of our domestic operating insurance subsidiaries’ insurance financial strength ratings.
(3)S&P’s insurer financial strength ratings range from “AAA” (extremely strong) to “D” (general default). A “+” or “-” may be appended to ratings from categories AA to CCC to indicate relative position within a category. Ratings of A (strong) are within the third highest of S&P’s nine ratings categories. S&P has a stable outlook on all of our domestic operating insurance subsidiaries’ insurer financial strength ratings.

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
Holding Company Insurance Regulations
Under applicable insurance holding company regulations, no person may acquire a controlling interest in the Company or any of our insurance company subsidiaries, unless such person has obtained prior regulatory approval for such acquisition. Under these laws, “control” is presumed when any person acquires or holds, directly or indirectly, 10% or more of our common stock or of the voting securities of any of our insurance company subsidiaries. To obtain approval, the proposed acquiror must file an application with the relevant regulator. For more information on the risks associated with holding company insurance regulations, see “Item 1A – Risk Factors – General Risk Factors – Applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider to be in their best interests.”
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
In December 2020, the NAIC adopted a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure in order to identify risks that may emanate from an insurer’s holding company system. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. State legislatures began adoption of the group capital calculation model regulations in 2021 and state adoption is expected to continue in 2023.
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
Insurance Regulatory Initiatives. The NAIC, state and territory regulators and professional organizations have considered and are considering various proposals that may alter or increase state and territory authority to regulate insurance companies and insurance holding companies. For example, at their Spring 2021 meeting, the NAIC adopted the NAIC Real Property Lender-Placed Insurance Model Act (the “LPI Model Act”). The LPI Model Act governs the insurance that a mortgage servicer obtains when a borrower fails to obtain or maintain required insurance. In 2022, Rhode Island enacted legislation that mirrors the LPI Model Act. It is anticipated that several states will follow suit and introduce state-level legislation relating to lender-placed insurance during their 2023 legislative session. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
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
Tax Reform. On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”), which significantly amended the Internal Revenue Code of 1986, was enacted. Of particular interest to the Company was the reduction of the corporate tax rate from 35% to 21%. In 2022, the Inflation Reduction Act (the “IRA”) introduced a 15% corporate alternative minimum tax for corporations that report an average annual adjusted income of more than $1 billion for a period of three consecutive years and a 1% excise tax on corporate share repurchases, among other things. The overall impact of the IRA is uncertain due to the ambiguities in the application of certain provisions, the impact of future guidance, interpretations or rules issued by government agencies and potential court decisions interpreting the legislation. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.”
 International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. We operate in various jurisdictions, including Canada, the U.K., France, Argentina, Australia, Brazil, Chile, Peru, Colombia, Germany, India, the Netherlands, New Zealand, Puerto Rico, Spain, Italy, Mexico, Japan, South Korea, China and Singapore, and, in several of these jurisdictions, our businesses are supervised by local regulatory authorities.
In the past few years, the International Association of Insurance Supervisors (the “IAIS”) developed a model common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges (“ComFrame”). ComFrame applies to entities that meet the IAIS’s criteria for IAIGs and that are so designated by their group-wide supervisor. The NAIC previously adopted changes to the Model Insurance Holding Company System Regulatory Act to allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. While we do not currently meet the criteria for IAIG designation, we are monitoring developments of reforms adopted by the IAIS as they influence NAIC activities, including those related to risk and group capital oversight.
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
Consumer Protection Laws
Numerous federal, state and international consumer protection laws affect the Company. For example, as part of the Dodd-Frank Act, Congress established the CFPB to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance businesses, the CFPB may take the position that it has the authority to regulate certain non-insurance consumer services we provide. In addition, new or amended international regulations relating to fair value and fair treatment relating to products and services for consumers are being further considered or proposed, depending on the jurisdiction.
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
Cybersecurity and Privacy Regulation
We are subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of the European Commission’s laws and added a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. Since the enactment of GDPR, other countries where we conduct business have or are in the process of enacting stricter data protections laws that model GDPR, including Brazil, China, Japan and India.
At the state level, the NAIC Insurance Data Security Model Law has been enacted in multiple states, imposing an array of detailed security measures, reporting and attestation requirements on insurance companies. With respect to privacy rights, five states (California, Colorado, Connecticut, Utah and Virginia) have enacted comprehensive privacy laws that further increase privacy rights in a manner similar to the GDPR. The accelerated rate of adoption of privacy legislation by states poses challenges for businesses as implementation and compliance may necessitate modifications to businesses processes, technological infrastructure, security measures and customer-facing websites.
Cybersecurity risks and incidents remain a focus for regulators. In March 2022, the SEC proposed rules to enhance disclosures regarding cybersecurity risk management, strategy, governance and incident reporting by public companies; and in November 2022, the New York Department of Financial Services proposed amendments to require substantial updates to companies’ cybersecurity compliance programs.
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
Other Regulation
As we continue to grow and evolve our business mix to cover other non-insurance-based products and services, we have and will continue to become subject to other legal and regulatory requirements, including regulations of the CFPB and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include U.S. and local customs and trade regulations for the movement of mobile devices across geographic borders; health, safety, labor and environmental regulations, including those impacting our mobile supply chain operations; U.S. and international laws and regulations broadly relating to the performance, transparency and reporting of environmental, social and governance matters, including the SEC’s proposed rules to enhance climate-related disclosures, including greenhouse gas emissions, governance of climate-related risks and climate-related financial statement metrics; and antitrust and competition-related laws and regulations that may impact future transactions or business practices.

Global Risk Management
Governance
We employ a risk governance structure, overseen by our Board and senior management and coordinated by the Global Risk Management function, to provide a common framework for evaluating the risks embedded in and across our businesses and functional areas, developing risk appetites, managing these risks, and identifying current and future risk challenges and opportunities.

Global risk management is the responsibility of the Chief Strategy and Risk Officer, who leads the Global Risk Management function and reports directly to the Chief Executive Officer and reports at least quarterly to the Finance and Risk Committee of the Board and to the Board; and the Global Head of Risk, who reports directly to the Chief Strategy and Risk Officer. Our Enterprise Risk Management Policy, which outlines our risk management framework and establishes principles for its effectiveness, has been approved by the Enterprise Risk Committee and the Board, and is reviewed annually to align with the Company’s business operations and strategy as well as changes to applicable laws, regulations and industry standards.
Our risk management framework cascades downwards into the enterprise through various management committees. Our risk governance structure is headed by the management-level Enterprise Risk Committee, comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Strategy and Risk Officer, the Chief Legal Officer, the Treasurer, Chief Internal Auditor, Global Ethics and Compliance Officer, and other members of the risk leadership team. The Enterprise Risk Committee reviews the most significant risks, the alignment to the risk appetite of the Company, and the mitigation and remediation plans that correspond to these risks.
Board of Directors and Committee Oversight
The Board, directly and through its committees as described below and in their charters, oversees our risk management policies and practices, including our risk appetite, and discusses risk-related issues at least quarterly. The Board reviews management’s assessment of the Company’s key enterprise risks and receives a risk management update from the Chief Strategy and Risk Officer annually and management’s strategy with respect to each risk. The Nominating and Corporate Governance Committee coordinates Board and committee oversight of the key risks. The Board and its committees receive updates from management on specific risks throughout the year, and each committee chair reports significant risk updates at least quarterly to the full Board so that the Board has the benefit of the committee’s specific areas of risk oversight.
The Audit Committee reviews the Company’s policies with respect to risk assessment and risk management and coordinates with the Finance and Risk Committee with respect to Board oversight of risk management and global risk management activities. The Audit Committee also focuses on risks relating to financial statements, internal control over financial reporting, disclosures (including disclosure of the Company’s material risks within this Report), and compliance with legal and regulatory requirements. The Audit Committee receives reports at least quarterly from the Chief Internal Auditor and the Global Ethics and Compliance Officer. The Finance and Risk Committee has primary oversight responsibility of the Global Risk Management function and corresponding risk activities, and receives risk management updates at least quarterly from the Chief Strategy and Risk Officer and the Global Head of Risk that include the identification, assessment, reporting and mitigation of existing and emerging key enterprise risks. The Finance and Risk Committee also focuses on risks relating to investments, capital management and catastrophe reinsurance. The Compensation Committee focuses on risks relating to executive retention and compensation plan design, and the Nominating and Corporate Governance Committee focuses on risks relating to director and management succession. The Information Technology Committee is responsible for oversight of information technology risk assessment and risk management. This includes oversight of cybersecurity policies, controls and procedures, such as procedures to identify and assess internal and external cybersecurity risks. In fulfilling its responsibilities, the Board and each committee has the authority to retain external advisors.
Management Oversight
Global Risk Management is headed by our Global Head of Risk. Global Risk Management develops risk assessment and risk management policies, and facilitates the identification and assessment, monitoring and reporting, and mitigation of risks.
The Company uses the three lines of defense operating model to provide structure around risk management and internal controls. The first line of defense is comprised of the business and functional areas that are responsible for the day-to-day management of Company’s business operations and related risks. The second line of defense provides independent oversight of risk-taking activities in the first line and is comprised of the Company’s Global Risk Management function and other enterprise staff control functions. The second line of defense assists in determining the risk appetite, strategies, policies and structure for managing risk, including business resiliency and operational risk. The third line of defense is comprised of the Internal Audit function and is independently governed by the Audit Committee. Internal Audit evaluates the adequacy of compliance with policies, procedures and processes established in the first and second lines, and assesses the design and ongoing effectiveness of risk management and the risk management framework.
Risk Appetite, Identification and Assessment, Monitoring and Reporting, and Mitigation
Risk appetite is defined as the levels, types and amount of risk that the Company is willing to accept to in the pursuit of its business and strategic objectives, consistent with prudent management of risk concomitant with available levels of capital. Global Risk Management, in conjunction with various management committees, develops recommendations for risk limits as part of our risk appetite framework. Using metrics as appropriate in establishing these risk limits allows for a cohesive assessment of risk, resources and strategy, and supports management and the Board in making well-informed business decisions.
Risk identification and assessment, which involve the identification of risks, information gathering and analyses, are performed by Global Risk Management and conducted in coordination with the second and third lines of defense. Global Risk Management measures risk exposure, and monitors and manages internal and external risk reporting using a central risk depository as the single source for risk information. The register collects information obtained from the processes described above and other sources and is periodically reviewed and approved by the Enterprise Risk Committee. Risks are classified using an enterprise-wide risk taxonomy. Risk mitigation includes determining a course of action and monitoring progress against remediation.

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
The following is a summary of the material risks that could adversely affect our business, financial condition, results of operations and cash flows.
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
•We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or identify new areas for organic growth, which could have a material adverse effect on our business, financial condition and results of operations.
•Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations.
•Failure to successfully manage vendors and other third parties could adversely affect our business.
•We face risks associated with our international operations.
•Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks.
•Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.

•We face risks associated with joint ventures, franchises and investments in which we share ownership or management with third parties.
•Catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
•Negative publicity relating to our business, industry or clients may have a material adverse effect on our financial results.
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
•A credit rating agency downgrade of our corporate senior debt rating could materially and adversely impact on our business.
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
•Our ability to declare and pay dividends on our capital stock may be limited.
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
•We could incur significant liability if our information technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.

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
The success of our business depends largely on our relationships and contractual arrangements with significant clients, distributors and other parties, including vendors. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, distributors or other parties terminate important business arrangements with us, or renew contracts on terms less favorable to us, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be materially adversely affected.
Each of our Global Lifestyle and Global Housing segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Reliance on a few significant clients may weaken our bargaining power, and we may be unable to renew contracts with them without concessions (including up-front payments) or on favorable terms or at all. Examples of important business arrangements include, at Global Lifestyle, exclusive and non-exclusive relationships with mobile device carriers, retailers, dealerships and agents, MSOs, OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers), and financial, insurance and other institutions through which we distribute our products and services. At Global Housing, we have exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers, and financial, insurance and other institutions.
We are subject to the risk that clients, distributors and other parties may face financial difficulties (including as a result of macroeconomic challenges), reputational issues, problems with respect to their own products and services, or regulatory restrictions or compliance issues that may lead to lower than expected or cessation of sales of our products and services and have other adverse impacts on our results of operations or financial condition. In addition, our clients and other parties with whom we do business may change their strategic priorities or initiatives, including exiting or deprioritizing products, services, programs, distribution channels or lines of business that we service or support, or they may disintermediate us by developing internal capabilities, products or services that would allow them to service their clients without our involvement, which could materially reduce our revenues and profits. Furthermore, if one or more of our clients or distributors, for example in the wireless, automotive or mortgage servicing markets, consolidate or align themselves with other companies with whom we do not do business, they may choose to utilize or distribute the products and services of our competitors, which could materially reduce our revenues and profits.
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
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of our or our client’s failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services, maintain client relationships, and our revenues and results of operations.
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
Our strategy is focused on delivering long-term profitable growth. As part of our strategy, we are developing new and innovative products and services, and enhancing existing offerings. We are investing in technology and other capabilities to continuously improve the customer experience, while seeking to increase efficiencies. We will continue to incur expenses related to, among other things: investments in digital capabilities and large-scale, critical programs, such as information technology and global financial systems and infrastructure; research and development of new products and capabilities; scaling our global operations, including accessing the global labor market; and costs associated with the implementation of new contracts and businesses in runoff, including sharing economy and small commercial, and improvements in operational efficiency. In December 2022, we announced restructuring initiatives that include realigning our organizational structure and talent to support our business strategy, which has resulted in severance and employee benefits charges, and accelerating ongoing real estate consolidation efforts to support work-from-home arrangements. Actual costs to implement these initiatives may exceed our estimates and we may not be able to fully realize our expected run rate savings and operational efficiency improvements. Our long-term strategy depends on successful operational execution and our ability to execute on our transformational initiatives, including acquisitions, combined with our ability to innovate and develop new products, achieve operating efficiencies and attract and retain a global and diverse workforce. See “ – We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or identify new areas for organic growth, which could have a material adverse effect on our business, financial condition and results of operations.”
We rely on the continued service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce to achieve our long-term strategy. We believe that our future success depends in substantial part on our ability to attract, recruit, motivate, develop and retain a high-performing workforce, particularly those with specialized industry knowledge or within critical or in-demand areas such as sales, digital, customer experience, data and analytics, and supply chain, across our lines of businesses. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and total rewards and wellbeing programs, including compensation; and fluctuations in the labor market, including rising wages and competition for talent, which has increased due to persistent labor shortages and wage inflation. In addition, the global talent market and shift to remote or hybrid work arrangements at many companies, including us, have significantly increased competition for highly-skilled personnel, who are no longer limited to opportunities within a particular geographic area. A lack of employee engagement, including as a result of working remotely, may reduce efficiency and productivity; increase turnover, burnout and absenteeism; cause product development delays and hamper new product innovation; and otherwise adversely affect our business and impede the achievement of our strategy. We rely on attracting and retaining talent, including at the executive level, with diverse backgrounds and experiences to effectively oversee our businesses and our long-term strategy. If we do not succeed in attracting, retaining and motivating key personnel, including diverse personnel, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders.

We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or identify new areas for organic growth, which could have a material adverse effect on our business, financial condition and results of operations.
There can be no assurance that we will continue to be able to identify suitable acquisition candidates or new venture opportunities, or to finance or complete transactions on acceptable terms. Additionally, the integration of acquired businesses and divestiture of non-strategic businesses may result in significant challenges and additional costs, and we may be unable to accomplish such transactions smoothly or successfully.
Acquisitions and divestitures of non-strategic businesses may not provide us with the benefits that we anticipate, require significant effort and expenditures, and entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention and resources to the integration of operations and infrastructure, which could otherwise have been devoted to other strategic opportunities; inaccurate assessment of risks and liabilities; difficulties in realizing projected efficiencies, synergies and cost savings, including the incurrence of unexpected integration or divestiture costs; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption, which may increase compliance costs; difficulties in integrating operations and systems, including cybersecurity and other technology systems, and internal control over financial reporting; difficulties in assimilating employees and corporate cultures; failure to achieve anticipated revenues, earnings, cash flows, business opportunities and growth prospects; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other transaction risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
The market price of our stock may decline if we are unable to integrate acquired businesses or divest of non-strategic businesses successfully, if the integration or divestiture takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or if the effect of the business combination on the financial results of the combined company or the divestiture on the financial results of the standalone company is otherwise not consistent with the expectations of financial analysts or investors.
Our ability to effectively identify and capitalize on opportunities for organic growth depends on, among other things, our ability to: deliver on customer expectations and provide a positive customer experience; successfully execute large-scale, critical programs and projects in a timely and cost-effective manner; identify and successfully enter and market our services in new geographic markets and market segments; recruit and retain qualified personnel; coordinate our efforts across various geographic markets and market segments; maintain and grow relationships with our existing customers and expand our customer base; offer new products and services; form strategic alliances and partnerships; secure key vendor and distributor relationships; and access sufficient capital. There can be no assurance that we will be successful in executing on our organic growth initiatives or that those initiatives will provide us with the expected benefits. Our failure to effectively identify and capitalize on opportunities for organic growth could have a material adverse effect on our results of operations and financial condition. See “ – The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.”
Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations.
If we experience a business continuity event, such as an earthquake, hurricane, flood, terrorist attack, pandemic, security breach, cyber attack, power loss, telecommunications outage or other systems failure, or other disaster, our ability to continue operations will depend on an effective business continuity and disaster recovery plan, including the safety and continued availability of our personnel, vendors and other third parties and facilities, and the proper functioning of our telecommunications and other systems and operations. An extended period of such conditions may strain our business continuity and disaster recovery plan, introduce additional operational risk, including cybersecurity and fraud risks, and negatively impact employee morale, and our inability to successfully recover from a business continuity event could have a material adverse effect on our business, financial condition and results of operations. We have from time to time experienced business continuity events, including events that impacted the availability of our systems and the COVID-19 pandemic that impacted various aspects of our operations such as the safety and continued availability of our personnel. See “ – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
Our operations depend upon our ability to protect our technology infrastructure against damage and interruption. If a business continuity event occurs, we could lose Company, customer, vendor and other third-party data, lose significant processing capability or experience interruptions to our operations or delivery of products and services to our clients and their customers, which has occurred from time to time and which could have a material adverse effect on our business, financial condition and results of operations. A cyber attack or other business continuity event affecting us or key third parties with whom we work could result in a significant and extended disruption in the functioning of our information technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues. An extended outage could result in the loss of income and clients, negative publicity and reputational damage, substantial volatility in our financial results and a decline in our revenues. See “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our information technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
The risk of business disruption is more pronounced in certain geographic areas across the world, including the cities in which our device care centers, data centers and operations personnel are located; major metropolitan centers, such as Atlanta, where our headquarters is located; and certain catastrophe-prone areas, such as Miami, Florida, where we have significant operations. This risk is heightened in certain countries and regions in which we operate that are subject to higher potential threat of terrorist attacks, military conflicts, political instability and data breaches.
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
As we continue to improve operating efficiencies, we rely on vendors and other third parties, including independent contractors, to conduct business and provide services to our clients. For example, we use vendors and other third parties for business, investment management, information technology, operations, facilities management and other services. We take steps to monitor and regulate the performance of vendors and other third parties, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, we are subject to the risk that their decisions or operations adversely impact us and replacing them could create significant delay and expense. If these vendors or other third parties fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, our operations and reputation could be compromised, we may not realize the anticipated economic and other benefits from these arrangements, and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. If we are unable to attract and retain relationships with qualified vendors, independent contractors and other third-party service providers, or if changes in law or judicial decisions require independent contractors to be classified as employees, our business could be significantly adversely affected.
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
Our international operations face economic, political, legal, compliance, regulatory, operational, supply chain and other risks. For example, we face the risk of restrictions on currency conversion and the repatriation of non-U.S. investments and earnings; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations; exposure to commercial, political, legal or regulatory corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; the imposition of sanctions, tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increase costs and may otherwise adversely affect our business; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; potential increased risk of data breaches; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and a competitive global labor market.
If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to scale our global operations, our business becomes increasingly exposed to these and other risks, in particular where certain countries or regions have recently experienced economic or political instability, such as in Argentina and Brazil.
As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of credit, letters of guarantee and real estate, but we may not fully or timely recover amounts owed to us as a result of difficulties in enforcing contracts or judgments in undeveloped or evolving legal systems and other factors. In addition, we rely on fronting carriers in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation, and relationships with our clients and their customers could be adversely affected.
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
Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks.
The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could adversely affect our profitability. In our mobile business, we carry inventory to meet the delivery requirements of certain clients. These devices are ultimately disposed of through sales to third parties. In addition, our inventory includes devices and parts on consignment with our nationwide network of nearly 500 Cell Phone Repair locations for in-store repairs. Our mobile business is subject to the risk that the value, including selling price, or availability of devices and parts will be adversely affected by: technological changes affecting the usefulness or desirability of the devices and parts; physical problems resulting from faulty design or manufacturing; increased competition; decreased customer demand, including due to changes in customer preferences, changes in client promotions and seasonality; supply chain constraints; and growing industry emphasis on cost containment. The value and availability of devices may also be impacted by adverse foreign trade relationships and an escalation of U.S.-China and China-Taiwan trade tensions, including with respect to trade policies, treaties, government relations, tariffs and other trade restrictions. If the value or availability of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.
Our sales of mobile devices to third parties domiciled outside of the U.S. subject us to compliance risks relating to export control laws and regulations, which may adversely impact our ability to find buyers. Furthermore, certain businesses we acquire may violate, and from time to time have violated, such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, reputation, relationships with our clients and their customers, financial condition and results of operations. See “ – We face risks associated with our international operations” and “ – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
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
Catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
Our insurance operations expose us to claims arising from catastrophes and non-catastrophes, particularly in our homeowners insurance, renters insurance and flood offerings, as well as in certain businesses the Company is exiting, including the sharing economy and commercial liability businesses. Catastrophes include hurricanes, windstorms, tornados, earthquakes, hailstorms, floods, severe winter weather, wildfires, epidemics and pandemics, terrorist attacks and accidents, and may result in reportable catastrophe losses, which are individual catastrophe events that generate losses in excess of $5.0 million, pre-tax and net of reinsurance. Non-catastrophe losses include losses from isolated fire, water and wind damage, theft and vandalism, as well as general liability in renters and homeowners policies, and losses from the sharing economy and small commercial businesses. Losses are impacted by increases in inflation and supply chain disruptions that increase the cost of materials and labor required to settle claims. In addition, non-catastrophe losses related to the sharing economy and small commercial businesses in particular have been, and may continue to be, impacted by increased claim settlement and loss adjustment expenses. We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability and impact our available capital, which may have a material adverse effect on our results of operations and financial condition.
Changing weather patterns and climate change have increased the unpredictability, frequency and severity of weather-related events, such as wildfires, hurricanes, floods and tornadoes, particularly in coastal areas, and may result in increased claims and higher catastrophe losses, which could have a material adverse effect on our results of operations and financial condition. Regulation in the area of climate change is increasing and we cannot predict how legal, regulatory, political and social responses to concerns around climate change may impact our business. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property and the effects of inflation have and may continue to increase the frequency and severity of claims from catastrophes. In addition, legislative and regulatory initiatives and court decisions may have the effect of limiting the ability of insurers to manage catastrophe losses, including by forcing expansion of certain insurance coverages for catastrophe claims, which may adversely impact our business. See “ – Macroeconomic, Political and Global Market Risks – General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.”
Catastrophe and non-catastrophe losses can vary widely and could significantly exceed our expectations. We use modeling tools that help estimate our probable losses, but these projections are based on historical data and other assumptions that may differ materially from actual events, and their reliability and predictive value may decrease as a result of climate change. These modeling tools may not be able to anticipate emerging trends or changing marketplace conditions. See “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”
We purchase reinsurance for certain risks, but if the severity of an event were sufficiently high, our losses could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. In addition, recent availability and cost of reinsurance have been adversely impacted by market conditions. See “ – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.” In addition, claims from catastrophe and non-catastrophe events could result in substantial volatility in our results of operations and financial condition for any particular fiscal quarter or year.
Accounting rules do not permit insurers to reserve for catastrophe or non-catastrophe events before they occur. Once such an event occurs, the establishment of appropriate reserves is an inherently uncertain and complex process. The ultimate cost of losses may vary materially from recorded reserves and such variance may have a material adverse effect on our results of operations, financial condition and capital. See “ – Financial Risks – Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital.”
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our exposure to certain catastrophe-prone locations, such as Florida, California, Texas, North Carolina and South Carolina, may increase. The withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas, and may negatively affect our loss experience and increase our costs.
Negative publicity relating to our business, industry or clients may have a material adverse effect on our financial results.
We communicate with and distribute our products and services ultimately to individual consumers. From time to time, regulators, consumer advocacy groups and the media may focus their attention on our products and services, which may subject us to negative publicity. We may be negatively affected if another company in one of our industries or in a related industry, or if one of our clients, engages in practices that subject our industry or businesses to negative publicity. Negative publicity may result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our products or services and industry commercial practices. For example, we may be subject to regulatory queries to assess practices in the insurance sector that potentially disadvantage people of color or historically underrepresented groups in certain insurance lines of business, or whether consumers have received fair value from our products and services. In addition, there is increased investor and regulatory focus on sustainability matters, including diversity, equity and inclusion, and commitment to long-term sustainability and efforts related to climate. A failure or perceived failure in our achievement of various sustainability initiatives and goals we may from time to time announce, or an actual or perceived increase in related risks as a result of our or our industry’s business activities, may subject us to negative publicity.
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
Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, including in Europe, increases in prices or in the rate of inflation, periods of high unemployment or labor shortages, persistently low or rapidly increasing interest rates, disruptive geopolitical events, including the ongoing conflict in Ukraine, China-Taiwan relations and supply chain disruptions, and other events outside of our control, such as a major epidemic or a pandemic, including the COVID-19 pandemic, political or civil unrest, or the possibility of a U.S. government default on its debt obligations, could contribute, and in some cases have contributed, to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock, and may materially adversely affect our business, results of operations and financial condition. Specifically, during periods of economic downturn:
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
•there is a risk of fraudulent insurance claims;
•there may be an impairment in the value of our tangible and intangible assets and our investment portfolio may be adversely affected;
•there may be fluctuations in the labor market and a negative impact on employee retention;
•our ability to access the capital markets on favorable terms or at all may be negatively impacted; and

•there may be substantial decreases in loan availability and origination, which may reduce the demand for credit insurance that we write or debt cancellation or debt deferment products that we administer.
General inflationary pressures and supply chain disruptions, including within the current environment, has and may continue to increase the costs of paying claims, including for materials and labor, particularly in our Global Housing segment. In addition, inflationary pressures and shortages in the labor market have increased, and may continue to increase, our labor costs, including employee wages, and rising interest rates in response to rising inflation has impacted, and may continue to impact, our investment portfolio and capital. See “ – Financial Risks – Our investment portfolio is subject to market risk, including changes in interest rates, that may adversely affect our results of operations and financial condition.” Conversely, deflationary pressures may affect the pricing of our products and services.
Financial Risks
Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital.
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as inflation, unemployment and interest rates), case development and other factors. From time to time, we adjust our reserves, and may adjust our reserving methodology, as these factors, our claims experience and estimates of future trends in claims frequency and severity change. In 2022, we have had $77.4 million of unfavorable loss development from our sharing economy and small commercial products, two lines of business that we expect to fully exit. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” in this Report for additional detail on our reserves.
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including the frequency and severity of property and other claims. This ability could be affected by various factors, including macroeconomic conditions, inflation, changes in the regulatory environment, changes in industry practices, changes in legal, social or environmental conditions, new technologies, or domestic and global supply chain and labor issues. In addition, modeling tools that support business decisions involve historical data and numerous assumptions that may differ materially from actual events. Climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. The inability to accurately predict and price for claims and other costs, including costs related to climate change and macroeconomic conditions, could materially adversely affect our results of operations and financial condition. See “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”
A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic and significant international operating insurance subsidiaries. Moody’s and S&P rate three of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. S&P is expected to announce proposed changes to its rating methodologies for comment in first quarter 2023, the impact of which is uncertain at this time. Rating agencies could increase capital requirements for our subsidiaries or the enterprise, thereby reducing deployable capital at such subsidiary or at the holding company. Any reduction in these ratings could materially adversely affect our standing in the insurance industry and the demand for our products from intermediaries and consumers, which could materially adversely affect our results of operations.
As of December 31, 2022, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.

A credit rating agency downgrade of our corporate senior debt rating could materially and adversely impact on our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa2 by Moody’s, and both ratings carry a stable outlook.
If our senior debt credit ratings were downgraded, particularly if downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be materially and adversely affected. A downgrade could adversely affect our liquidity and ability to access liquidity quickly, increase our borrowing costs, decrease demand for our debt securities, and increase the expense and difficulty of financing our operations, including temporary financing for subsidiaries necessary to address any immediate liquidity concerns, or refinancing our existing indebtedness on similar or more favorable terms. For example, the interest rate payable on certain series of our senior notes is subject to increase if either of S&P or Moody’s downgrades the credit rating assigned to such series of senior notes to BB+ or below or to Ba1 or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded. See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for additional information on our senior notes and the impact of rating changes.
Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. Dollars, some are in other currencies. Because our financial results in certain countries are translated from local currency into U.S. Dollars upon consolidation, our results of operations, including period-over-period comparisons, have been and may continue to be affected by foreign exchange rate fluctuations. To a large extent, we do not currently hedge foreign currency risk. If the U.S. Dollar weakens against a local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses and net income. Similarly, our net assets, net revenue, operating expenses and net income will decrease if the U.S. Dollar strengthens against a local currency. In 2022, we reported a $13.4 million unfavorable impact to net income due to foreign exchange-related losses. These fluctuations in currency exchange rates may result in losses that materially and adversely affect our results of operations.
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
As a result of acquisitions, we have added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 62% of our total equity as of December 31, 2022. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 15% of our total equity as of December 31, 2022. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
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
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2022, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. In second quarter 2022, we identified and disclosed certain accounting errors. Although we are in the process of implementing an integrated global financial system to, among other things, minimize our reliance on and use of manual processes, there can be no assurance that the implementation will be completed in a timely manner or on budget, or that it will achieve all of its intended goals. Any failure to implement required controls, or difficulties or errors encountered in their operation, including as a result of remote work arrangements, could adversely affect our results of operations or cause us to fail to meet our reporting obligations, which could deteriorate investor confidence. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant deficiencies or material weaknesses in internal control over financial reporting may prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, including the possibility of a U.S. government default on its debt obligations, changes to U.S. and foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions, other government actions, foreign currency fluctuations and other factors. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. As a holding company, we have limited direct operations of our own. The principal sources of our liquidity are dividends and other statutorily permissible payments from our subsidiaries, cash flow from our investment portfolio, the Credit Facility (as defined below) and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets include a variety of short-and long-term instruments. If our access to the capital and credit markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility, including our ability to refinance maturities of existing indebtedness on similar or more favorable terms. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
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
We are subject to interest rate risk in our investment portfolio. Changes in interest rates have, and may continue to, materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio, which can adversely impact our capital. As of December 31, 2022, fixed maturity securities represented approximately 84% of our total investments and full year 2022 gross investment income from fixed maturity securities totaled $270.0 million. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities generally increases or decreases directly with fluctuations in interest rates. In addition, actual investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.
Recent periods have been characterized by increasing interest rates. A prolonged period during which interest rates remain at high levels may result in greater unrealized losses in our investment portfolio. Conversely, a prolonged period during which interest rates are at lower levels may result in lower-than-expected investment income. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk –Interest Rate Risk” in this Report.

Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition.
We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred stocks, leveraged loans, municipal bonds and commercial mortgages. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and result in realized investment losses. The value of our investments may be materially adversely affected by downgrades in the corporate bonds included in our portfolio, increases in treasury rates or credit spreads and by other factors that may result in realized and unrealized investment losses and other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment requires the judgment of management and there are inherent risks and uncertainties involved in making these judgments. Changes in facts, circumstances or critical assumptions could cause management to conclude that further impairments have occurred, which could lead to additional losses on investments. Each of these events may cause us to reduce the carrying value of our investment portfolio. For further details on net investment losses, see Note 8 to the Consolidated Financial Statements included elsewhere in this Report.
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2022, fixed maturity securities represented approximately 84% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 5% of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 4% of our total investments as of December 31, 2022. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. All changes in the fair value of equity securities are reported in our statements of operations, which has increased the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 4% of our total investments as of December 31, 2022) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner.
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
As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. We also access the Florida Hurricane Catastrophe Fund (“FHCF”) to reinsure eligible Florida risks. Although reinsurers are liable to us for claims properly ceded under our reinsurance arrangements, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. The inability to collect amounts due from reinsurers and any changes in the FHCF could materially adversely affect our results of operations and financial condition.
The availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future may continue to be, adversely impacted by: the occurrence of significant reinsured events, including catastrophes, or expectations regarding increased occurrences of such events due to climate change; and other impacts on reinsurers’ capital, such as increased demand for coverage driven by inflation, a volatile investment market or unforeseen litigation costs. Recently, premiums charged for reinsurance coverage increased significantly and we expect elevated pricing to continue through 2023. In the future, we may not be able to obtain reinsurance coverage for some of our businesses at commercially reasonable rates or at all. In such a situation, we might be adversely affected by state and other regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas. In addition, we may not be able to renew our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts, at favorable rates and with favorable terms. The inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, take more risk, hold more capital or incur higher costs. Any of these developments could materially adversely affect our results of operations and financial condition.
Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have exited certain businesses through reinsurance. We have a reinsurance recoverable balance with John Hancock Life Insurance Company (“John Hancock”) of $436.5 million as of December 31, 2022, related to the sale of our Long-Term Care division through reinsurance. The A.M. Best rating of John Hancock is currently A+. Certain assets backing reserves reinsured under this sale and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us and we may again become responsible for administering these businesses. We do not currently have the administrative systems and capabilities to process these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, other third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, through reinsurance or otherwise, and we could face credit risks and risks related to the new administrative systems and capabilities of these third parties in administering these businesses.
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
We are subject to the credit risk of some of the agents, third-party administrators and clients with which we contract in our businesses. We may incur losses related to accounts receivables, write-downs of upfront fees, write-downs of deferred acquisition costs, insurance reserves held by third parties without collateral, reimbursement of claims or commissions prepaid by us and loans granted to such counterparties. In addition, some of our agents, third-party administrators and clients collect and report premiums or pay claims on our behalf. These parties’ failure to remit all premiums collected or to pay claims on our behalf on a timely and accurate basis could have an adverse effect on our results of operations.

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
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which our subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2022 under applicable laws and regulations, without prior regulatory approval, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common stock, service our debt and pay other expenses.
Our ability to declare and pay dividends on our capital stock may be limited.
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
At any time when we have given notice of our election to defer interest payments on the Subordinated Notes, we generally may not make payments on our capital stock, subject to certain limited exceptions.
Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.
We use various modeling techniques and data analytics throughout the organization to analyze and estimate exposures, loss trends, and other risks associated with our assets, liabilities, profitability and cash flows. This includes both proprietary and third-party modeled outputs and related analysis to assist us in decision-making related to pricing and rate filings, catastrophe and non-catastrophe modeling, loss reserving, asset management, corporate tax, financial reporting, and risk and capital management, among other things. The modeled outputs and related analyses are subject to uncertainties and the inherent limitations of any statistical analysis, including model design errors; rely on numerous assumptions and the use of historical internal and industry data; and may lead to unintentional bias. In addition, climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. As a result, actual results may differ materially from our modeled results. If, based upon these models, we misprice our products, underestimate the frequency or severity of catastrophes and non-catastrophe losses, or fail to appropriately estimate the risks we are exposed to, our business, results of operations and financial condition may be materially adversely affected.
Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our information technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
The success of our business depends on our ability to maintain effective, secure and reliable information technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. Some of the Company’s information technology systems and software are legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards, including business continuity procedures. We are undergoing a multiyear transformation of our information technology systems and infrastructure involving several enterprise-wide technology initiatives to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. This includes implementing an integrated global financial system; enhancing existing systems, procedures and controls; developing new systems and products; and retiring certain legacy systems. We have also migrated many of our systems and applications to the cloud, which is key to our technology strategy. We currently rely on significant manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes, such as the accounting errors that were identified and disclosed in second quarter 2022. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
Our ability to modernize our information technology systems and infrastructure requires us to execute large-scale, complex programs and projects, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement these programs and projects effectively, efficiently or in a timely manner, which could result in operational resiliency issues, poor customer experience, cost overruns, additional expenses, reputational harm, legal and regulatory actions, and other adverse consequences.
If we are unable to maintain information technology systems, infrastructure, procedures (including technology continuity planning and recovery testing) and controls that function effectively without interruption and securely (including through a failure to replace or update redundant or obsolete hardware, applications or software systems), or to update or integrate our systems, we may not be able to service our clients and their customers, successfully offer our products, grow our business and account for transactions in an appropriate and timely manner, and our relationships with clients could be adversely affected. We are dependent on vendors and other third parties to maintain reliable network systems that provide adequate speed and data capacity. For example, we utilize third-party cloud service providers in connection with certain key aspects of our business and operations, including in the Global Automotive businesses and in implementing an integrated global financial system, and any disruption of, or interference with, our use of such cloud services could have a material adverse impact on our business and operations. We have from time to time experienced operational resiliency issues, including the unavailability of information technology systems upon which our clients rely. Such failures could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our information technology systems and cyber attacks, see “ – We could incur significant liability if our information technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our information technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our information technology systems to operate our business and securely process, transmit and store electronic information. This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. Our information technology systems and safety control systems and those of our vendors and other third parties with whom we share sensitive information are vulnerable to, and in some cases have been subject to, damage or interruption from a variety of external threats, including cyber attacks, computer viruses, malware and ransomware, as well as targeted attacks against our employees, which recently have been increasing in frequency.
Cyber attacks are rapidly evolving and becoming increasingly sophisticated. We are at risk of attack by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers and “hacktivists” (activist hackers), through use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats, attacks via yet unknown vulnerabilities referred to as zero-day threats and credential harvesting attacks against our employees. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to information technology systems. As the breadth and complexity of the technologies we use continue to grow, and as a result of the remote and hybrid work arrangements for a portion of our employees, the risk of security breaches and cyber attacks has increased.
Our systems are also subject to compromise from internal threats such as improper action by employees and third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal data. Moreover, we face the ongoing challenge of managing access controls in a complex environment. Remote and hybrid work arrangements, including the use of personal devices and home networks that are not managed by the organization’s security control framework, bypass certain physical security controls for our employees and the employees of our vendors who have access to sensitive information. While additional technical controls have been put in place, they may not be sufficient to discover compromises that occur due to the loss of physical controls. The latency of a compromise is often measured in months but could be years, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm as a result of operational resiliency issues, including if our information technology systems are breached, sensitive client or Company data are compromised, surreptitiously modified, rendered inaccessible for any period of time or maliciously made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
Our data protection measures may not be effective to protect our network and systems from external and internal threats. Should an attacker gain access to our network using compromised credentials of an authorized user or otherwise, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems take significant time and resources to deploy broadly and may not be effective against an attack. Additionally, our policies, procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information and other cybersecurity incidents, assess the severity or impact of any such incidents or appropriately respond in a timely manner. The inability to implement, maintain and upgrade effective protective measures and other safeguards or adequately respond to a breach could have a material adverse effect on our business.
Although we continue to invest in security and engage in best practices for software development, code vulnerabilities may still be introduced into production environments. Our information technology systems must be continually patched and upgraded to protect against vulnerabilities, including zero-day threats, and we are at risk that cyber attackers exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency with which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy these patches in a timely and effective manner. We are dependent on vendors and other third parties, such as cloud service providers, to keep their systems patched in order to protect our data. We have vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. We are at risk of a cyber attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection measures or access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cyber attack that compromises their operations, our data and our customers’ data could be compromised or we may experience service interruption. Any failure related to these activities and operational resiliency could have a material adverse effect on our business.
The process of integrating the information technology systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in an acquired entity’s information technology systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber attack. We may be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
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
We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states, the U.K. and the other jurisdictions in which we operate. We are subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, accounting standards implemented by the Financial Accounting Standards Board and accounting-related rules and interpretations of the Securities and Exchange Commission, environmental protection, wage-and-hour standards, and employment and labor relations. In addition, new or proposed environmental, social and governance laws and regulations, including those related to climate change, may result in expanded mandatory and voluntary reporting, diligence and disclosure. Furthermore, our domestic and international insurance subsidiaries are subject to extensive regulatory oversight, including: restrictions and requirements related to licensing; capital, surplus and dividends; underwriting limitations; the ability to enter, exit and continue to operate in markets; statutory accounting and other disclosure requirements; the ability to provide, terminate or cancel certain coverages; premium rates, including regulatory ability to disapprove or reduce the premium rates companies may charge; trade and claims practices; product forms, including regulatory ability to disapprove new product filings; content of disclosures to consumers; type, amount and valuation of investments; assessments or other surcharges for guaranty funds and companies’ ability to recover assessments through premium increases; and market conduct and sales practices.
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply and keep up with them require significant resources and increase the costs and risks of doing business in these jurisdictions. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business, impact efforts to protect intellectual and other property, and significantly harm our business and results of operations. While we attempt to comply with applicable laws and regulations, there can be no assurance that we or our employees, consultants, contractors and other agents are in full compliance with such laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties, civil remedies or other adverse consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business, redress to clients, exposure to negative publicity or reputational damage and harm to client, employee and other relationships. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. For additional discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Regulation” in this Report.
Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.
Federal, state or foreign tax laws and regulations, or their interpretation and application, are subject to significant change and may have a material adverse impact on our results of operations and financial condition. For example, in 2017, the TCJA, which significantly amended the Internal Revenue Code of 1986, was enacted; and in 2022, the Inflation Reduction Act (the “IRA”), which introduced a 15% corporate alternative minimum tax applicable to corporations in certain situations and a 1% excise tax on corporate share repurchases, among other things, was enacted. Compliance with the TCJA and the IRA may require the collection of information not regularly produced within the Company, the use of estimates in our Consolidated Financial Statements, the exercise of significant judgment in accounting for its provisions and increase costs. The overall impact of the TCJA and the IRA is uncertain due to the ambiguities in the application of certain provisions, the impact of future guidance, interpretations or rules issued by government agencies and potential court decisions interpreting the legislation. Future changes in tax laws, including changes in the application or interpretation of the TCJA or the IRA, or increases to the corporate tax rate, could have a material adverse impact on our results of operations and financial condition. In addition, the Organization for Economic Co-operation and Development’s efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes, if implemented, could increase the Company’s overall tax burden, adversely impacting the Company’s business, results of operations and financial condition.
Our business is subject to risks related to litigation and regulatory actions.
From time to time, we may be, and in certain cases have been, subject to a variety of legal and regulatory actions relating to our current and past business operations, including:
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
•investigations alleging violations of sanctions and/or export control laws;
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
We participate in settlements on terms that we consider reasonable; however, the results of any pending or future litigation and regulatory proceedings are inherently unpredictable and involve significant uncertainty. Unfavorable outcomes in litigation or regulatory proceedings or significant problems in our relationships with regulators could materially adversely affect our results of operations, financial condition, reputation, ratings and ability to continue to do business. They could expose us to further investigations or litigation. In addition, certain of our clients in the mortgage, auto financing, credit card and banking industries are the subject of various regulatory investigations and litigation matters regarding mortgage lending practices, credit insurance, debt-deferment and debt cancellation products, and the sale of protection products, which could indirectly negatively affect our businesses. For additional information, see “Item 3 – Legal Proceedings” and Note 28 to the Consolidated Financial Statements included elsewhere in this Report.
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
Our common stock price and trading volume could materially fluctuate in response to a number of events and factors, including: variations in our quarterly operating results, including against expectations; catastrophe and non-catastrophe losses; the operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; changes in our corporate debt ratings; changes to our registered securities; limitations on premium levels or the ability to maintain or raise premiums on existing policies; regulatory developments affecting our products or services; and negative publicity relating to us or our competitors. In addition, macroeconomic, geopolitical conflicts and industry fluctuations may materially and adversely affect the trading price or volume of our common stock, regardless of our actual operating performance.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own four properties. We have a shared headquarters building in Atlanta, Georgia, which serves as our corporate headquarters, as well as the headquarters for our Global Lifestyle and Global Housing businesses. It is also a primary information technology center. In addition, our Miami, Florida location serves as a shared office space supporting our Global Lifestyle and Global Housing businesses, and Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. We lease office space and device care centers globally, with terms ranging from month-to-month to fifteen years. We believe that our owned and leased properties are sufficient to support our current business operations.

Item 3. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 28 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 10, 2023, there were approximately 209 registered holders of record of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus reinvestment of dividends paid) on our common stock from December 31, 2017 through December 31, 2022 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 500 Multi-line Insurance Index, as the published industry index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2017 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Assurant, Inc.
S&P 500 Index
S&P MidCap 400 Index
S&P 500 Multi-line Insurance Index

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/2017	TOTAL VALUES December 31,
Security / Index		2018	2019	2020	2021	2022
Assurant, Inc. Common Stock	$100.00	$90.82	$136.03	$144.32	$168.07	$137.25
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 400 MidCap Index	100.00	88.92	112.21	127.54	159.12	138.34
S&P 500 Multi-line Insurance Index	100.00	75.56	102.49	83.75	122.09	133.90

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2018	2019	2020	2021	2022
Assurant, Inc. Common Stock		(9.18)%	49.78%	6.09%	16.46%	(18.34)%
S&P 500 Index		(4.38)	31.49	18.40	28.71	(18.11)
S&P 400 MidCap Index		(11.08)	26.20	13.66	24.76	(13.06)
S&P 500 Multi-line Insurance Index		(24.44)	35.64	(18.28)	45.78	9.67

Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during the fourth quarter of 2022.

Period in 2022	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31	89,887	$144.63	89,887	$274.5
November 1 – November 30	—	—	—	274.5
December 1 – December 31	—	—	—	274.5
Total fourth quarter	89,887	$144.63	89,887	$274.5

(1)Shares purchased pursuant to the May 2021 publicly announced share repurchase authorizations of up to $900.0 million aggregate cost at purchase of outstanding common stock. As of December 31, 2022, $274.5 million aggregate cost at purchase remained unused under the repurchase authorization.

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
We are a holding company and, therefore, our ability to pay dividends on our common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and other restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2023, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is approximately $344.7 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions, was approximately $549.5 million for the year ended December 31, 2022, of which $349.4 million was generated by our U.S. domiciled insurance subsidiaries.

Payments of dividends on shares of common stock are subject to the preferential rights of any preferred stock that the Board may create from time to time. In addition, the Credit Facility restricts payments on our capital stock, including common stock dividends, if an event of default has occurred or if a proposed common stock dividend payment would cause an event of default under the Credit Facility. Further, if we elect to defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock. For more information regarding the Credit Facility, the Subordinated Notes and restrictions on the payment of dividends by us and our insurance subsidiaries, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
General
Reportable Segments
We report our results through three segments: Global Lifestyle, Global Housing and Corporate and Other. Corporate and Other includes corporate employee-related expenses and activities of the holding company.
In conjunction with the transition of our CEO and chief operating decision maker on January 1, 2022, we changed our segment measure of profitability for our reportable segments to an Adjusted EBITDA metric, as the primary measure used for purposes of making decisions about allocating resources to the segments and assessing performance, from segment net income from continuing operations, effective as of that date. Prior period amounts have been revised to reflect the new segment measure of profitability. See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for more information.
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
Revision of Prior Period Financial Statements
Beginning with second quarter 2022, we changed the calculation of our segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which we expect to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”). All prior period amounts have been revised, which impacts segment Adjusted EBITDA but does not impact consolidated net income. See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for more information.
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

Discontinued Operations
In August 2021, we completed the sale of the legal entities which comprise the businesses previously reported as the Global Preneed segment and certain businesses previously disposed of through reinsurance, which were previously reported in the Corporate and Other segment (collectively, the “disposed Global Preneed business”) to subsidiaries of CUNA Mutual Group for an aggregate purchase price at closing of $1.34 billion. For additional information, refer to “–Results of Operations – Discontinued Operations” below and Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
The following discussion covers the year ended December 31, 2022 (“Twelve Months 2022”), the year ended December 31, 2021 (“Twelve Months 2021”) and the year ended December 31, 2020 (“Twelve Months 2020”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis.
Executive Summary
Overview
In December 2022, we finalized our plan to realize greater efficiencies by continuing to simplify our business portfolio and leverage our global footprint to reduce costs. This included realigning our organizational structure, including in Global Housing, and talent to support our business strategy. We also accelerated our ongoing real estate consolidation to support work-from-home arrangements given our increasingly hybrid workforce. We expect to complete these actions in 2023. See “Item 1 – Business.”
Summary of Financial Results
Consolidated net income from continuing operations decreased $326.3 million, or 54%, to $276.6 million for Twelve Months 2022 from $602.9 million for Twelve Months 2021. The decline was primarily driven by a net decrease in unrealized gains to unrealized losses from Assurant Ventures (our corporate venture capital team), net realized losses from sales of fixed maturity securities in 2022, and a decrease from non-core operations.
Global Lifestyle Adjusted EBITDA increased $51.3 million, or 7%, to $753.4 million for Twelve Months 2022 from $702.1 million for Twelve Months 2021. The increase was driven by growth across U.S. Connected Living and Global Automotive, partially offset by weaker performance in Europe and Asia Pacific, including the unfavorable impact of foreign exchange. Growth in Connected Living reflected increased mobile subscribers in North America and more favorable mobile loss experience. Global Automotive increased primarily from higher investment income and favorable loss experience in select ancillary products. For the year, segment results included $24.1 million of income from real estate and a $11.2 million one-time client contract benefit.
Global Lifestyle net earned premiums, fees and other income increased $196.0 million, or 3%, to $7.94 billion for the Twelve Months 2022 from $7.74 billion for Twelve Months 2021, driven by strong prior period sales in Global Automotive. Connected Living decreased mainly from runoff mobile programs, partially offset by mobile subscriber growth in North America. In-store mobile service and repair contributed $148.4 million of fee income, and as previously announced, is not expected to continue in 2023.
Global Housing Adjusted EBITDA decreased $55.1 million, or 15%, to $302.0 million for Twelve Months 2022 from $357.1 million for Twelve Months 2021. Pre-tax reportable catastrophes (defined as individual catastrophic events that generate losses in excess of $5.0 million pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums) increased $17.6 million. Excluding reportable catastrophes, Adjusted EBITDA decreased $37.5 million, or 7%, primarily due to declines in Multifamily Housing and Specialty and Other, mainly from higher non-catastrophe loss experience. Lender-placed Insurance increased modestly, as strong revenue growth and improved profitability in fourth quarter 2022 more than offset higher non-catastrophe loss experience throughout the year. Global Housing results were also impacted by increased catastrophe reinsurance costs.
Global Housing net earned premiums, fees and other income increased $69.0 million, or 4%, to $2.01 billion for Twelve Months 2022 from $1.94 billion for Twelve Months 2021, largely from Lender-placed Insurance. This was driven by higher average insured values, premium rates and policies in-force, including contributions from a new client onboarded in fourth quarter 2022.
Corporate and Other Adjusted EBITDA was $(99.2) million for Twelve Months 2022 compared to $(93.3) million for Twelve Months 2021, primarily driven by lower investment income and higher employee-related and third-party expenses.

Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow all of our businesses, including our Connected Living, Renters and Global Automotive businesses, and maintain our position in our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living, Renters and Global Automotive businesses, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, and capitalize on the smart home opportunity. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in customer preferences. Our Homeowners revenues will be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption and the competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations,” “ – Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks” and “ – The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.”
For Twelve Months 2022, net cash provided by operating activities from continuing operations was $596.9 million; net cash used in investing activities from continuing operations was $262.1 million; and net cash used in financing activities from continuing operations was $818.4 million. We had $1.54 billion in cash and cash equivalents as of December 31, 2022. Please see “ – Liquidity and Capital Resources” below for further details.
Revenues
We generate revenues primarily from the sale of our insurance policies, service contracts and related products and services, and from income earned on our investments. Sales of insurance policies are recognized in revenue as earned premiums while sales of administrative services are recognized as fee income.
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
The fair market value of the fixed maturity securities in our investment portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities generally increases or decreases with fluctuations in interest rates. We also have investments that are subject to pre-payment risk, such as mortgage-backed and asset-backed securities. Interest rate fluctuations may cause actual net investment income and/or timing of cash flows from such investments to differ from estimates made at the time of investment. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and bonds are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Therefore, in these circumstances we may be required to reinvest those funds in lower interest-earning investments.
Please see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” below for further details.
Expenses
Our expenses are primarily policyholder benefits, underwriting, selling, general and administrative expenses and interest expense.

Policyholder benefits are affected by our claims management programs, reinsurance coverage, contractual terms and conditions, regulatory requirements, economic conditions, and numerous other factors. Benefits paid or reserves required for future benefits could substantially exceed our expectations, causing a material adverse effect on our business, results of operations and financial condition.
Underwriting, selling, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes. In addition to the restructuring plan announced in December 2022, we continue to undertake various expense savings initiatives while also making investments in talent, capabilities and technology, among other things, which will impact our expenses.
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
•Valuation of Investments
•Valuation and Recoverability of Goodwill

Reserves, Net of Reinsurance
Reserves are established using generally accepted actuarial methods and reflect significant judgment and estimates about expected future claim payments. Factors used in their calculation include experience derived from historical claim payments and actuarial assumptions. Calculations incorporate assumptions about the incidence of incurred claims, the extent to which all claims have been reported, reporting lags, expenses, inflation rates, future investment earnings, internal claims processing costs and other relevant factors. While the methods of making such estimates and establishing the related liabilities are periodically reviewed and updated, the estimation of reserves includes an element of uncertainty given that management is using historical information and methods to project future events and reserve outcomes.
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
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2022 and 2021:

	2022	2021
Ceded future policyholder benefits and expense	$360.6	$338.4
Ceded unearned premium	5,158.1	4,950.0
Ceded claims and benefits payable	1,312.7	824.0
Ceded paid losses	174.5	68.8
Total	$7,005.9	$6,181.2
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2022 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2022	Change in cost of claims occurring in 2022
3% higher	$1,914.0	$110.2
2% higher	$1,877.0	$73.2
1% higher	$1,840.0	$36.2
Base scenario (1)	$1,803.8	$—
1% lower	$1,768.0	$(35.8)
2% lower	$1,731.0	$(72.8)
3% lower	$1,694.0	$(109.8)
(1)Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2022 for Global Lifestyle and Global Housing.

Non-Core Operations
Short duration contracts in non-core operations consist of the sharing economy and small commercial products previously reported within Global Housing. While the contracts are classified as short duration, the coverages were predominantly commercial liability and have a long reporting and settlement tail compared to property coverages which make up most of our core operations.
The reserving methodology described for other short duration contacts is applicable for non-core operations. Given the nature of commercial liability coverages and its relatively long claim runoff duration, additional emphasis is placed on elevated loss activity from increasing attorney involvement and analysis of individual case reserve adequacy on known claims. This is done through use of average cost per claim methods that include an allowance for future inflation impacts, detailed open claim inventory analysis, and leveraging industry development patterns to supplement our own historical claims experience.
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
See also Notes 2, 8 and 10 to the Consolidated Financial Statements included elsewhere in this Report, “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition” and “ – Investments” contained in this Item 7.
Valuation and Recoverability of Goodwill
Our goodwill related to acquisitions of businesses was $2.60 billion and $2.57 billion as of December 31, 2022 and 2021, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Our Global Lifestyle operating segment is disaggregated into the following three reporting units: Connected Living, Global Automotive and Global Financial Services. Our reporting unit for goodwill testing was at the same level as the operating segment for Global Housing. In second quarter of 2022, we exited the sharing economy and small commercial businesses (which are now included within non-core operations) and reclassified $7.8 million of goodwill from Global Housing to Corporate and Other. The entire $7.8 million of goodwill reported in Corporate and Other was impaired and written off in the fourth quarter of 2022.
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2022	2021
Global Lifestyle (1)	$2,193.9	$2,192.1
Global Housing (2)	409.1	379.5
Total	$2,603.0	$2,571.6
(1)As of December 31, 2022, $689.1 million, $1,432.9 million and $71.9 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services reporting unit, respectively. As of December 31, 2021, $698.7 million, $1,420.5 million, and $72.9 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services reporting unit, respectively.
(2)Goodwill of $7.8 million associated with the sharing economy and small commercial businesses was included in Global Housing as of December 31, 2021 and subsequently reclassified to Corporate and Other, impaired and written off in 2022.

Quantitative Impairment Testing
In the fourth quarter of 2022, we performed a quantitative assessment for the Global Lifestyle and Global Housing reporting units given the uncertainty in macro-economic conditions, inflation concerns, and lingering COVID-19 impacts on industry performance. Based on this quantitative assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts and that there was no impairment for the Global Lifestyle and Global Housing reporting units as of October 1, 2022.
The determination of fair value of the reporting units requires many estimates and assumptions. These estimates and assumptions include earnings and required capital projections discussed above, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each valuation method included in the fair value calculation. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment.

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
For the fourth quarter of 2022 quantitative assessment, had the net book value for of the reporting units exceeded its estimated fair value, the Company would have recognized a goodwill impairment loss for the difference up to the amount of goodwill allocated to the reporting unit.
Refer to Note 15 to the Consolidated Financial Statements included elsewhere in this Report for further detail.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Net earned premiums	$8,765.3	$8,572.1	$8,277.9
Fees and other income	1,243.3	1,172.9	1,042.3
Net investment income	364.1	314.4	285.6
Net realized (losses) gains on investments and fair value changes to equity securities	(179.7)	128.2	(8.2)
Total revenues	10,193.0	10,187.6	9,597.6
Benefits, losses and expenses:
Policyholder benefits	2,359.8	2,201.9	2,275.2
Underwriting, selling, general and administrative expenses	7,366.3	7,081.9	6,639.8
Goodwill impairment	7.8	—	—
Interest expense	108.3	111.8	104.5
Loss on extinguishment of debt	0.9	20.7	—
Total benefits, losses and expenses	9,843.1	9,416.3	9,019.5
Income before provision for income taxes	349.9	771.3	578.1
Provision for income taxes	73.3	168.4	58.7
Net income from continuing operations	276.6	602.9	519.4
Net income (loss) from discontinued operations	—	758.9	(77.7)
Net income	276.6	1,361.8	441.7
Less: Net income attributable to non-controlling interest	—	—	(0.9)
Net income attributable to stockholders	276.6	1,361.8	440.8
Less: Preferred stock dividends	—	(4.7)	(18.7)
Net income attributable to common stockholders	$276.6	$1,357.1	$422.1
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net Income from Continuing Operations
Consolidated net income from continuing operations decreased $326.3 million, or 54%, to $276.6 million for Twelve Months 2022 from $602.9 million for Twelve Months 2021, primarily due to a net decrease in unrealized gains from changes in fair value of equity securities mostly driven by the four equity positions that went public in 2021 through SPAC mergers. The changes in fair value of these investments resulted in $84.1 million of after-tax unrealized losses in 2022 compared to $67.5 million of after-tax unrealized gains in 2021. The decrease was also due to $50.3 million of net realized losses from sales of fixed maturity securities in 2022 compared to $13.6 million of net realized gains from sales in 2021, and a $52.8 million after-

tax decrease in earnings from our non-core operations mostly related to adverse prior year reserve development from the sharing economy business. Also contributing to the decrease was $41.8 million of after-tax restructuring costs related to realigning our organizational structure and the acceleration of real estate consolidation strategy announced in December 2022, and lower earnings contributions from Global Housing, mainly due to higher non-catastrophe loss experience, partially offset by higher earnings contributions from Global Lifestyle driven by favorable results from both Connected Living and Global Automotive.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net Income from Continuing Operations
Consolidated net income from continuing operations increased $83.5 million, or 16%, to $602.9 million for Twelve Months 2021 from $519.4 million for Twelve Months 2020, primarily due to higher net realized gains on investments and fair value changes to equity securities compared to net losses in the prior period, including $67.5 million of after-tax unrealized gains from four equity positions that went public during Twelve Months 2021, the absence of $25.5 million of after-tax net unrealized losses on collateralized loan obligations in Twelve Months 2020 and $19.2 million of after-tax unrealized gains from equity securities accounted for under the measurement alternative. The increase was also due to favorable earnings contributions from Global Lifestyle, mainly due to continued organic growth and favorable loss experience in Global Automotive. These increases were partially offset by the absence of an $84.4 million tax benefit that was recorded in Twelve Months 2020 related to the utilization of net operating losses in connection with the 2020 Coronavirus Aid, Relief, and Economic Security Act.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Net earned premiums	$6,829.9	$6,712.7	$6,436.2
Fees and other income	1,106.2	1,027.4	895.4
Net investment income	249.4	198.8	191.5
Total revenues	8,185.5	7,938.9	7,523.1
Benefits, losses and expenses:
Policyholder benefits	1,325.5	1,333.1	1,411.8
Underwriting, selling, general and administrative expenses	6,106.6	5,903.7	5,475.3
Total benefits, losses and expenses	7,432.1	7,236.8	6,887.1
Global Lifestyle Adjusted EBITDA	$753.4	$702.1	$636.0

Net earned premiums, fees and other income:
Connected Living	$4,233.4	$4,303.2	$4,216.5
Global Automotive	3,702.7	3,436.9	3,115.1
Total	$7,936.1	$7,740.1	$7,331.6

Net earned premiums, fees and other income:
Domestic	$6,156.3	$5,871.5	$5,402.3
International	1,779.8	1,868.6	1,929.3
Total	$7,936.1	$7,740.1	$7,331.6
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Adjusted EBITDA increased $51.3 million, or 7%, to $753.4 million for Twelve Months 2022 from $702.1 million for Twelve Months 2021, driven by growth across U.S. Connected Living and Global Automotive, partially offset by weaker performance in Europe and Asia Pacific, including the unfavorable impact of foreign exchange. Growth in Connected Living reflected increased mobile subscribers in North America and more favorable mobile loss experience. Global Automotive increased primarily from higher net investment income, after client profit sharing, favorable loss experience in select domestic ancillary products and expansion across distribution channels. Segment results included $24.1 million of income from real estate and a $11.2 million one-time client contract benefit.
Total revenues increased $246.6 million, or 3%, to $8.19 billion for Twelve Months 2022 from $7.94 billion for Twelve Months 2021. Net earned premiums increased $117.2 million, or 2%, primarily driven by continued organic growth from strong prior period U.S. sales in our Global Automotive business across all distribution channels and domestic mobile subscriber growth within our cable operator distribution channel. The increase in net earned premiums was partially offset by the run-off of certain global mobile programs and unfavorable foreign exchange. Fees and other income increased $78.8 million, or 8%, mainly driven by an increase in global mobile devices serviced, which included $148.4 million from in-store mobile service and repair program, which, as previously announced, is not expected to continue in 2023. Net investment income increased $50.6 million, or 25%, primarily due to income from higher fixed maturity yields and asset levels and higher real estate related income.
Total benefits, losses and expenses increased $195.3 million, or 3%, to $7.43 billion for Twelve Months 2022 from $7.24 billion for Twelve Months 2021. Underwriting, selling, general and administrative expenses increased $202.9 million, or 3%, mainly due to higher commission expenses, primarily from growth across our Global Automotive business and domestic mobile subscriber growth within our cable operator distribution channel, as well as higher cost of sales in Connected Living due to an increase in global mobile devices serviced, which included expenses from the in-store mobile service and repair program, and higher operating costs to support growth. This was partially offset by lower commission expenses related to the run-off of certain global mobile programs. The increase in total benefits losses and expenses was partially offset by a decrease in policyholder benefits of $7.6 million, or 1%, due to the run-off of certain global mobile programs and favorable loss experience from select domestic ancillary products in Global Automotive and from mobile device protection products, partially offset by growth across our Global Automotive and Connected Living businesses.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Adjusted EBITDA increased $66.1 million, or 10%, to $702.1 million for Twelve Months 2021 from $636.0 million for Twelve Months 2020, primarily due to Global Automotive from underlying growth from prior period sales driven by expanded and new client relationships globally, favorable loss experience in select ancillary products and $10.4 million of one-time benefits in Twelve Months 2021 that are not expected to repeat. Connected Living also contributed to the increase, led by mobile, mainly from higher mobile trade-in volumes, including our acquisition of Hyla Mobile, Inc.(“Hyla”), better performance in Asia Pacific and additional domestic mobile subscribers across carrier and cable operator clients, as well as financial services and other products, mainly due to claims and sales recoveries as Twelve Months 2020 included unfavorable impacts related to COVID-19. This increase was partially offset by investments to build out service and repair capabilities in mobile and an $11.1 million benefit for an extended service contract client recoverable in Twelve Months 2020.
Total revenues increased $415.8 million, or 6%, to $7.94 billion for Twelve Months 2021 from $7.52 billion for Twelve Months 2020. Net earned premiums increased $276.5 million, or 4%, primarily driven by continued growth from strong U.S. sales in our Global Automotive business across all distribution channels. The increase in net earned premiums was partially offset by modest declines in Connected Living, as the run-off of certain global mobile programs was offset by growth in extended service contract programs and domestic mobile subscribers within our cable operator distribution channel. Fees and other income increased $132.0 million, or 15%, primarily driven by Connected Living from higher mobile repair and logistics volumes mainly from Hyla contributions and mobile carrier promotions, partially offset by the $176 million reduction from the previously disclosed program contract change. Net investment income increased $7.3 million, or 4%, primarily due to higher income from real estate related investments.
Total benefits, losses and expenses increased $349.7 million, or 5%, to $7.24 billion for Twelve Months 2021 from $6.89 billion for Twelve Months 2020. Underwriting, selling, general and administrative expenses increased $428.4 million, or 8%, primarily due to growth across the businesses, including higher mobile repair and logistics volumes, with contributions from Hyla, and investments to build out service and repair capabilities, partially offset by the impact of the previously disclosed program contract change. The increase in total benefits, losses and expenses was partially offset by a $78.7 million, or 6%, decrease in policyholder benefits, primarily due to the run-off of certain global mobile programs in our Connected Living business and lower loss experience in select ancillary products in Global Automotive, partially offset by growth across our Global Automotive and Connected Living businesses.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Net earned premiums	$1,874.0	$1,796.6	$1,758.3
Fees and other income	136.4	144.8	143.7
Net investment income	80.0	78.0	68.5
Total revenues	2,090.4	2,019.4	1,970.5
Benefits, losses and expenses:
Policyholder benefits	915.2	798.8	794.3
Underwriting, selling, general and administrative expenses	873.2	863.5	858.2
Total benefits, losses and expenses	1,788.4	1,662.3	1,652.5
Global Housing Adjusted EBITDA	$302.0	$357.1	$318.0

Impact of reportable catastrophes	$172.7	$155.1	$178.5

Net earned premiums, fees and other income:
Lender-placed Insurance	$1,124.0	$1,065.9	$1,052.5
Multifamily Housing	482.4	482.3	451.6
Specialty and Other	404.0	393.2	397.9
Total	$2,010.4	$1,941.4	$1,902.0
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Adjusted EBITDA decreased $55.1 million, or 15%, to $302.0 million for Twelve Months 2022 from $357.1 million for Twelve Months 2021. Pre-tax reportable catastrophes for Twelve Months 2022 increased $17.6 million to $172.7 million, compared to $155.1 million for Twelve Months 2021, primarily due to Hurricane Ian. Excluding reportable catastrophes, Adjusted EBITDA decreased $37.5 million, or 7%, mainly driven by higher non-catastrophe loss experience across all major products, due to higher claims severity from inflation, particularly from elevated fire losses, as well as higher catastrophe reinsurance costs. The decrease was partially offset by premium from higher average insured values, premium rates and policies in force in Lender-placed Insurance.
Total revenues increased $71.0 million, or 4%, to $2.09 billion for Twelve Months 2022 from $2.02 billion for Twelve Months 2021. Net earned premiums increased $77.4 million, or 4%, primarily due to higher average insured values, policies in force and premium rates in our Lender-placed Insurance business, including contributions from a new client onboarded during fourth quarter 2022, partially offset by higher catastrophe reinsurance costs including higher reinstatement premiums. The increase was partially offset by a decrease in fees and other income of $8.4 million, or 6%, primarily due to a decline in fees from our Multifamily Housing and Lender-placed Insurance businesses.
Total benefits, losses and expenses increased $126.1 million, or 8%, to $1.79 billion for Twelve Months 2022 from $1.66 billion for Twelve Months 2021. Policyholder benefits increased $116.4 million, or 15%, due to higher non-catastrophe loss experience as described above. Underwriting, selling, general and administrative expenses increased $9.7 million, or 1%, mainly due to higher operating costs to support growth, with general and administrative expenses remaining relatively flat through operational savings initiatives.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Adjusted EBITDA increased $39.1 million, or 12%, to $357.1 million for Twelve Months 2021 compared to $318.0 million for Twelve Months 2020. Adjusted EBITDA for Twelve Months 2021 included $155.1 million of pre-tax reportable catastrophes, primarily related to Hurricane Ida and the Texas winter storms, compared to $178.5 million for Twelve Months 2020. Excluding reportable catastrophes, Adjusted EBITDA increased $15.7 million, or 3%, driven by premium rate and average insured value increases in our Lender-placed Insurance business. These increases were partially offset by decreases from higher non-catastrophe loss experience from an anticipated increase to more normalized levels than experienced in Twelve Months 2020 as well as lower REO volumes related to COVID-19 foreclosure moratoriums in Lender-placed Insurance.
Total revenues increased $48.9 million, or 2%, to $2.02 billion for Twelve Months 2021 from $1.97 billion for Twelve Months 2020. Net earned premiums increased $38.3 million, or 2%, primarily due to average insured value and premium rate increases in our Lender-placed Insurance business and continued growth from renters insurance in our Multifamily Housing business. These increases were partially offset by lower REO volumes, higher estimated catastrophe premium, higher reinsurance reinstatement premium primarily related to Hurricane Ida, and a decline in Specialty and Other from client run-offs. Net investment income increased $9.5 million, or 14%, primarily due to higher income from real estate related investments.
Total benefits, losses and expenses increased $9.8 million, or 1%, to $1.66 billion for Twelve Months 2021 from $1.65 billion for Twelve Months 2020. Policyholder benefits increased $4.5 million, or 1%, primarily from higher non-catastrophe losses across all lines of business from an anticipated increase to more normalized levels than experienced in Twelve Months 2020, partially offset by a decrease in reportable catastrophe losses. Underwriting, selling, general and administrative expenses increased $5.3 million, or 1%, primarily due to an increase in expenses consistent with net earned premium growth and continued investments in Multifamily Housing, partially offset by a decrease in commission expense in our Specialty and Other business.

Corporate and Other
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Net earned premiums	$—	$—	$—
Fees and other income	0.5	0.3	0.5
Net investment income	26.9	31.9	17.6
Total revenues	27.4	32.2	18.1
Benefits, losses and expenses
Policyholder benefits	0.5	—	—
General and administrative expenses	126.1	125.5	142.5
Total benefits, losses and expenses	126.6	125.5	142.5
Corporate and Other Adjusted EBITDA	$(99.2)	$(93.3)	$(124.4)
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Adjusted EBITDA was $(99.2) million for Twelve Months 2022 compared to $(93.3) million for Twelve Months 2021. The increase in the loss was primarily due to lower investment income and higher employee-related and technology expenses.
Total revenues decreased $4.8 million, or 15%, to $27.4 million for Twelve Months 2022 from $32.2 million for Twelve Months 2021 primarily driven by a decrease in net investment income of $5.0 million, or 16%, mostly due to a reduction in income from limited partnerships, partially offset by increased income from higher invested assets balances, primarily reflecting the remaining proceeds from the sale of Global Preneed.
Total benefits, losses and expenses increased $1.1 million, or 1%, to $126.6 million for Twelve Months 2022 from $125.5 million for Twelve Months 2021. General and administrative expenses increased modestly, primarily due to higher employee-related and technology expenses.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Adjusted EBITDA was $(93.3) million for Twelve Months 2021 compared to $(124.4) million for Twelve Months 2020, primarily driven by lower general operating expenses and an increase in net investment income.
Total Revenue increased $14.1 million, or 78%, to $32.2 million for Twelve Months 2021 from $18.1 million for Twelve Months 2020, primarily driven by a $14.3 million increase in net investment income, mostly driven by gains from the sale of real estate joint venture properties and higher income from limited partnerships.
Total Benefits, Losses and Expenses decreased $17.0 million, or 12%, to $125.5 million for Twelve Months 2021 from $142.5 million for Twelve Months 2020, primarily due to lower operating expenses, including employee-related and third-party expenses.

Discontinued Operations
The table below presents information regarding the results of the discontinued operations for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Revenues:
Net earned premiums	$42.6	$66.9
Fees and other income	91.0	151.1
Net investment income	168.4	289.3
Net realized gains (losses) on investments and fair value changes to equity securities	4.2	(8.0)
Gain on disposal of businesses	916.2	—
Total revenues	1,222.4	499.3
Benefits, losses and expenses:
Policyholder benefits	172.7	284.4
Underwriting, selling, general and administrative expenses	85.2	142.6
Goodwill impairment	—	137.8
Total benefits, losses and expenses	257.9	564.8
Income (loss) before provision for income taxes	964.5	(65.5)
Provision for income taxes	205.6	12.2
Net income (loss) from discontinued operations	$758.9	$(77.7)
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net income from discontinued operations was $758.9 million for Twelve Months 2021 compared to a net loss from discontinued operations of $77.7 million for Twelve Months 2020. The change was primarily due to a $720.1 million after-tax gain on the sale of the disposed Global Preneed business in Twelve Months 2021. The gain included $606.0 million in after-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon the sale. The increase was also due to the absence of a $137.8 million after-tax goodwill impairment on the disposed Global Preneed business from Twelve Months 2020. These items were partially offset by lower operating results for the disposed Global Preneed business as Twelve Months 2021 included only seven months of results since the sale closed on August 2, 2021.
Total revenues increased $723.1 million to $1.22 billion for Twelve Months 2021 from $499.3 million for Twelve Months 2020, primarily due to the gain on the sale of the disposed Global Preneed business. The gain included $774.2 million of pre-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon sale. The increase in total revenues was partially offset by a $120.9 million, or 42%, decrease in net investment income, a $60.1 million, or 40%, decrease in fees and other income and a $24.3 million, or 36%, decrease in net earned premiums, primarily because Twelve Months 2021 included only seven months of results.
Total benefits, losses and expenses decreased $306.9 million, or 54%, to $257.9 million for Twelve Months 2021 from $564.8 million for Twelve Months 2020, primarily due to the absence of a $137.8 million goodwill impairment on the disposed Global Preneed business from Twelve Months 2020. The decrease in total benefits, losses and expenses was also due to a $111.7 million, or 39%, decrease in policyholder benefits and a $57.4 million, or 40%, decrease in underwriting, selling, general and administrative expenses, primarily because Twelve Months 2021 included only seven months of results.

Investments
We had total investments of $7.52 billion and $8.67 billion as of December 31, 2022 and 2021, respectively. Net unrealized gains/losses on our fixed maturity securities portfolio decreased $948.5 million during Twelve Months 2022, from a $311.4 million unrealized gain at December 31, 2021 to a $637.1 million unrealized loss at December 31, 2022, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2022		December 31, 2021
Aaa / Aa / A	$3,615.2	57.5%	$4,066.5	56.4%
Baa	2,295.4	36.5%	2,719.0	37.7%
Ba	305.2	4.9%	333.7	4.6%
B and lower	67.9	1.1%	96.1	1.3%
Total	$6,283.7	100.0%	$7,215.3	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Fixed maturity securities	$270.0	$232.8	$228.4
Equity securities	15.0	14.9	14.5
Commercial mortgage loans on real estate	14.9	8.9	8.2
Short-term investments	4.7	2.1	5.7
Other investments	48.6	61.0	16.6
Cash and cash equivalents	25.7	8.5	13.3
Revenue from consolidated investment entities (1)	—	—	56.3
Total investment income	378.9	328.2	343.0
Investment expenses	(14.8)	(13.8)	(20.5)
Expenses from consolidated investment entities (1)	—	—	(36.9)
Net investment income	$364.1	$314.4	$285.6
(1)The following table shows the revenues net of expenses from consolidated investment entities for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Investment income from direct investments in:
Real estate funds (1)	$—	$—	$8.3
CLO entities	—	—	8.0
Investment management fees	—	—	3.1
Net investment income from consolidated investment entities	$—	$—	$19.4
(1)The investment income from the real estate funds includes income attributable to non-controlling interest of $1.1 million for the year ended December 31, 2020.
Net investment income increased $49.7 million, or 16%, to $364.1 million for Twelve Months 2022 from $314.4 million for Twelve Months 2021. The increase was primarily driven by higher yields on fixed maturity securities and cash and cash equivalents, and higher income from commercial mortgage loans on real estate due to higher invested assets, partially offset by lower income from other investments mostly due to a reduction in income from limited partnerships.
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
Net realized losses on investments and fair value changes to equity securities were $179.7 million for Twelve Months 2022 compared to net realized gains and fair value changes to equity securities of $128.2 million for Twelve Months 2021. The change in Twelve Months 2022 was primarily driven by $132.7 million of net unrealized losses from changes in fair value of equity securities that included a $106.4 million decrease in net unrealized gains from four equity positions that went public in Twelve Months 2021. The change in Twelve Months 2022 was also driven by $63.7 million of net realized losses on sales of fixed maturity securities, partially offset by $18.1 million of net realized gains on sales of equity securities. The change in Twelve Months 2021 was primarily driven by $112.4 million of net unrealized gains from changes in fair value of equity securities that included $85.4 million of unrealized gains from three equity positions that went public in third quarter 2021, and $17.2 million of net realized gains from sales of fixed maturity securities.
As of December 31, 2022, we owned $17.4 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $14.7 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
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
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best. For the year ending December 31, 2023, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $344.7 million. Our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise. In 2022, the following actions were taken by the rating agencies:
A.M. Best
•In August 2022, upgraded the insurance financial strength ratings on our insurance operating subsidiaries, American Bankers Life Assurance Company of Florida (“ABLAC”) and Caribbean American Life Assurance Company, to A from A- with a stable outlook.
Moody’s
•In June 2022, upgraded the senior debt rating of Assurant, Inc. to Baa2 from Baa3 with a stable outlook and upgraded the insurance financial strength ratings on our insurance operating subsidiaries, American Bankers Insurance Company of Florida, ABLAC and American Security Insurance Company, to A2 from A3 with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business – Ratings” and “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”

Holding Company
As of December 31, 2022, we had approximately $446.1 million in holding company liquidity, $221.1 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $532.1 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $549.5 million and $728.6 million for Twelve Months 2022 and Twelve Months 2021, respectively. Twelve Months 2021 included approximately $12.0 million of dividends from subsidiaries, net of infusions, in the disposed Global Preneed business. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Twelve Months 2022 and Twelve Months 2021, we made common stock repurchases and paid dividends to our common stockholders of $717.8 million and $1.00 billion, respectively.
On January 19, 2023, the Board declared a quarterly dividend of $0.70 per common share payable on March 20, 2023 to stockholders of record as of February 27, 2023. We paid dividends of $0.70 per common share on December 19, 2022 to stockholders of record as of November 28, 2022. This represented a 3% increase to the quarterly dividend of $0.68 per common share paid on September 19, June 20, and March 21, 2022.
Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “— Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Twelve Months 2022, we repurchased 3,347,558 shares of our outstanding common stock at a cost of $567.6 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. As of December 31, 2022, $274.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
As previously announced, in second quarter 2022 and within one year of closing the transaction, we completed the return of $900.0 million of net proceeds from the sale of the disposed Global Preneed business through share repurchases. For additional information, refer to Note 4 to the Consolidated Financial Statements included elsewhere in this Report.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	225.0	224.7	300.0	299.0
4.90% Senior Notes due March 2028	300.0	297.8	300.0	297.5
3.70% Senior Notes due February 2030	350.0	347.6	350.0	347.3
2.65% Senior Notes due January 2032	350.0	346.7	350.0	346.4
6.75% Senior Notes due February 2034	275.0	272.5	275.0	272.4
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.5	400.0	395.9
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.0
Total Debt		$2,129.9		$2,202.5

In June 2022, we redeemed $75.0 million of the $300.0 million then outstanding aggregate principal amount of our 2023 Senior Notes at a make-whole premium plus accrued and unpaid interest to the redemption date. In connection with the redemption, we recognized a loss on extinguishment of debt of $0.9 million. In the next five years, we have one upcoming debt maturity in September 2023 when the 2023 Senior Notes will become due and payable. For additional information, see Note 19 to the Consolidated Financial Statements included elsewhere in this Report.
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
We made no borrowings using the Credit Facility during Twelve Months 2022 and no loans were outstanding as of December 31, 2022.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $499.8 million out of the $500.0 million was available as of December 31, 2022, due to $0.2 million of letters of credit outstanding.

We did not use the commercial paper program during Twelve Months 2022 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2022.
For additional information, see Note 19 to the Consolidated Financial Statements included elsewhere in this Report.
Letters of Credit
Letters of credit are issued in the ordinary course of business. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $2.7 million and $7.2 million of letters of credit outstanding as of December 31, 2022 and 2021, respectively.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities - continuing operations	$596.9	$630.5	$1,114.3
Operating activities - discontinued operations	—	151.2	227.7
Operating activities	596.9	781.7	1,342.0
Investing activities - continuing operations	(262.1)	302.8	(519.4)
Investing activities - discontinued operations	—	(145.2)	(215.8)
Investing activities	(262.1)	157.6	(735.2)
Financing activities - continuing operations	(818.4)	(1,089.8)	(264.8)
Financing activities - discontinued operations	—	—	—
Financing activities	(818.4)	(1,089.8)	(264.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(34.5)	(23.5)	19.4
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.2	0.1
Effect of exchange rate changes on cash and cash equivalents	(34.5)	(23.3)	19.5
Net change in cash	$(518.1)	$(173.8)	$361.5

Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Operating Activities
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
Net cash provided by operating activities from continuing operations was $596.9 million and $630.5 million for Twelve Months 2022 and Twelve Months 2021, respectively. The decrease in net cash provided by operating activities was primarily due to the timing of our mobile business operations mostly due to lower collections of premiums and fees receivable and an increase in payments to vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties. These decreases were partially offset by an increase in cash from the receipt of a tax refund that was in excess of tax payments for Twelve Months 2022.
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
Investing Activities
Net cash used in investing activities from continuing operations was $262.1 million for Twelve Months 2022 compared to net cash provided by investing activities from continuing operations of $302.8 million for Twelve Months 2021. The decrease in cash provided by investing activities was primarily driven by a decrease in cash from sales of subsidiaries, partially offset by an increase in cash from sales and maturities, net of purchases, and a change in our short term investments, due to ongoing management of our investment portfolio. Twelve Months 2021 included $1.31 billion of proceeds, net of $27.3 million of cash transferred, from the sale of the disposed Global Preneed business that were mostly reinvested in short-term high quality liquid fixed income investments.
Net cash provided by investing activities from continuing operations was $302.8 million for Twelve Months 2021 compared to net cash used in investing activities from continuing operations of $519.4 million for Twelve Months 2020. The increase in cash provided by investing activities was primarily driven by an increase in cash from sales and maturities, net of purchases, due to the ongoing management of our investment portfolio and a reduction in net cash used for acquisitions. Twelve Months 2021 included $1.27 billion of proceeds from the sale of the disposed Global Preneed business that were mostly reinvested within our investment portfolio. Twelve Months 2020 included $135.8 million of net cash used for the AFAS acquisition, $276.8 million of net cash used for the Hyla acquisition and $51.3 million of cash outflow, net of $22.0 million of proceeds from a foreign currency hedge, for the sale of our interests in Iké. Additionally, Twelve Months 2020 included a $34.0 million cash outflow to Iké Grupo for the Iké Loan that was repaid and reflected as a net cash inflow for Twelve Months 2021. These increases were partially offset by the absence of $197.1 million of net cash provided by consolidated investment entities and a $66.2 million increase in purchases of property and equipment mostly due to continued investments in information technology supporting our core operations.
Financing Activities
Net cash used in financing activities from continuing operations was $818.4 million and $1.09 billion for Twelve Months 2022 and Twelve Months 2021, respectively. The decrease in net cash used in financing activities was primarily due to lower cash outflow for share repurchases, mainly funded by the net proceeds from the Global Preneed sale.
Net cash used in financing activities from continuing operations was $1.09 billion and $264.8 million for Twelve Months 2021 and Twelve Months 2020, respectively. The increase in net cash used in financing activities was mainly due to a $542.3 million increase in share repurchases, mainly funded by the net proceeds from the Global Preneed sale, the issuance of the 5.25% subordinated notes due January 2061 with an aggregate principal amount of $250.0 million, net of issuance costs, of $243.7 million in Twelve Months 2020, the $50.0 million repayment of our floating rate senior notes due March 2021 in first quarter 2021 and the loss on extinguishment of debt related to the repayment of our 4.00% senior notes due March 2023.
Discontinued operations
Changes in cash flows from the operating and investing activities from our discontinued operations for Twelve Months 2021 as compared to Twelve Months 2020 were lower mainly due to Twelve Months 2021 including only seven months of net cash flows since the sale closed on August 2, 2021.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Income taxes paid	$127.7	$221.1	$98.5
Interest paid on debt	108.4	109.8	103.6
Common stock dividends	150.2	157.6	154.6
Preferred stock dividends	—	4.7	18.7
Total	$386.3	$493.2	$375.4

Contractual Obligations and Commitments
We have contractual obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2022:

	As of December 31, 2022
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$2,116.8	$1,506.4	$462.1	$81.1	$67.2
Debt and related interest	3,830.9	328.8	193.3	193.3	3,115.5
Operating leases	42.0	15.9	19.2	6.1	0.8
Pension obligations and postretirement benefits (2)	495.5	56.1	106.8	101.3	231.3
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	7.9	7.9
Capital contributions to non-consolidated VIEs	143.6	143.6
Liability for unrecognized tax benefits	20.4		16.9		3.5
Total obligations and commitments	$6,657.1	$2,058.7	$798.3	$381.8	$3,418.3
(1)Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $607.9 million which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 18 to the Consolidated Financial Statements included elsewhere in this Report. These liabilities also do not include recoverable amounts related to certain high deductible policies in our sharing economy business, included in our non-core operations, for which we are responsible for paying the entirety of the claim and are subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2022, we had exposure to $379.1 million of reserves below the deductible that we would be responsible for if the clients were to default on their contractual obligation to pay us the deductible. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report for more information on our evaluation of the credit risk exposure from these recoverables. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.
(2)Our pension obligations and postretirement benefits include an Assurant Pension Plan, various non-qualified pension plans (including an Executive Pension Plan) and certain life and health care benefits for retired employees and their dependents (“Retirement Health Benefits”), all of which were frozen in 2016. In February 2020, we amended the Retirement Health Benefits to terminate such plan benefits to retirees effective December 31, 2024. Due to the Assurant Pension Plan’s current overfunded status, no contributions were made during 2022 and none are expected to be made in 2023. See Note 24 to the Consolidated Financial Statements included elsewhere in this Report for more information.

Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures and management of such exposures as of December 31, 2022. There were no other significant changes in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2022, compared to the year ended December 31, 2021. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
Market risk is the risk of loss from changes in the fair value of our financial instruments, including due to interest rates (including impacts of changes in credit spreads), foreign currency exchange rates and credit risk from counterparties. Market risk is dependent on the volatility and liquidity in the underlying markets in which these assets are traded.
Our investment portfolio consists primarily of fixed maturity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, including impacts of changes in credit spreads, foreign currency exchange rates and credit risk from counterparties. The majority of our fixed income portfolio is classified as available for sale. The carrying value of our investment portfolio at December 31, 2022 and 2021 was $7.52 billion and $8.67 billion, respectively, of which 84% and 83% was invested in fixed maturity securities, respectively.

Interest Rate Risk
Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in investment yields and changes in spreads due to credit risks and other factors.
Our investment portfolio, including our fixed maturity portfolio, has exposure to interest rate risk. Changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our liabilities. We monitor this exposure through periodic reviews of our asset and liability positions and we manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Portfolio duration is primarily managed through cash market transactions. For additional information, see Notes 8 and 10 to the Consolidated Financial Statements included elsewhere in this Report and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.
The interest rate sensitivity relating to changes in fair value in our fixed maturity portfolio is assessed using hypothetical scenarios that assume parallel shifts of the yield curves. Our actual experience may differ from the results indicated below, particularly due to the assumptions reflected or if events occur that were not included in the methodology. For more information, see “Item 1A – Risk Factors – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”
Our sensitivity analysis model produces a loss in fair value in the fixed maturity portfolio of (i) $143.9 million and $178.6 million as of December 31, 2022 and 2021, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates (including impacts of changes in credit spreads), and (ii) $283.2 million and $349.6 million as of December 31, 2022 and 2021, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates (including impacts of changes in credit spreads).
Our debt obligations also have exposure to interest rate risk, primarily at the time of refinancing. We monitor market interest rates and evaluate refinancing opportunities for our debt obligations as maturity dates approach. We stagger the maturity dates of our debt to mitigate the interest rate risk in any given year. For additional information, see Note 19 to the Consolidated Financial Statements included elsewhere in this Report and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
Our sensitivity analysis model produces a loss in fair value of our debt obligations of (i) $44.7 million and $61.1 million as of December 31, 2022 and 2021, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates, and (ii) $88.4 million and $122.0 million as of December 31, 2022 and 2021, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates.
Foreign Exchange Risk
We are exposed to foreign exchange risk arising from our investments in foreign subsidiaries. Foreign exchange risk is the possibility that changes in exchange rates produce an adverse effect on earnings and equity when measured in domestic currency. This risk is largest when assets backing liabilities payable in one currency are invested in financial instruments of another currency. To manage foreign exchange risk, our general principle is to invest in assets that match the currency in which we expect liabilities to be paid. Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currencies.
The foreign exchange risk sensitivity of the fair value of our investments in foreign subsidiaries is assessed using a hypothetical 10% immediate change in each of the foreign currency exchange rates to which we are exposed. The modeling technique we use to report our currency exposure does not take into account correlation among foreign currency exchange rates. Our actual experience may differ from the results indicated below, particularly due to the assumptions reflected or if events occur that were not included in the methodology. For more information, see “Item 1A – Risk Factors – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management” and “– Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.”
The following table summarizes the net assets (liabilities) denominated in foreign currencies as of December 31, 2022 and 2021 and the sensitivity to a hypothetical strengthening of the U.S. dollar.

	December 31, 2022		December 31, 2021		2022 vs. 2021
	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD	% Change in exchange rate per USD
British pound sterling (GBP)	$306.9	1.2153	$351.1	1.3235	(8.2)%
Canadian dollar (CAD)	209.8	0.7393	229.4	0.7874	(6.1)%
Euro (EUR)	179.4	1.0608	192.1	1.1235	(5.6)%
Brazilian real (BRL)	68.8	0.1888	67.1	0.1755	7.6%
Australian dollar (AUD)	59.6	0.6701	61.6	0.7124	(5.9)%
Mexican peso (MXN)	63.5	0.0505	80.9	0.0480	5.2%
Japanese yen (JPY)	26.9	0.0073	37.4	0.0088	(17.0)%
Argentine peso (ARS)	27.4	0.0056	32.0	0.0097	(42.3)%
Other (various currencies)	21.8		4.5
Value of net assets denominated in foreign currencies	$964.1		$1,056.1
Net assets	$4,228.7		$5,464.1
As a percentage of total net assets	22.8%		19.3%
Pre-tax decrease in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent strengthening of the USD	$(117.3)		$(128.4)
Pre-tax increase in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent weakening of the USD	$117.3		$128.4
Credit Risk
Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. With respect to our market risk sensitive instruments, we have exposure to credit risk as a holder of fixed maturity securities.
Our risk management strategy and investment policy is to invest in securities from a diversified pool of issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality, among other strategies. For additional information, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments” and Notes 5 and 8 to the Consolidated Financial Statements included elsewhere in this Report.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Financial Statement Schedules in Part IV, Item 15(a)(1) and (2) of this Report are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2022. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2022, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2022, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 regarding directors is incorporated by reference to the information in our upcoming 2023 Proxy Statement (the “2023 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors”. The information required under this Item 10 regarding executive officers is incorporated by reference to the information in the 2023 Proxy Statement under the caption “Executive Officers”. The information required under this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information in the 2023 Proxy Statement under the caption “Delinquent Section 16(a) Reports”, if included in the 2023 Proxy Statement. The information required under this Item 10 regarding our Code of Business Conduct and Ethics is incorporated by reference to the information in the 2023 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics”. The information required under this Item 10 regarding the Nominating and Corporate Governance Committee and the Audit Committee is incorporated by reference to the information in the 2023 Proxy Statement under the captions “Corporate Governance – Director Recruitment, Nomination and Qualifications”, “Corporate Governance – Board and Committee Leadership, Composition and Refreshment”, “Corporate Governance – Audit Committee” and “Corporate Governance – Director Independence”.
Item 11. Executive Compensation
The information required under this Item 11 is incorporated by reference to the information in the 2023 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation”. The information required under this Item 11 is incorporated by reference to the information in the 2023 Proxy Statement regarding the Compensation Committee under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 is incorporated by reference to the information in the 2023 Proxy Statement under the captions “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers”.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 is incorporated by reference to the information in the 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence”.

Item 14. Principal Accounting Fees and Services
The information required under this Item 14 is incorporated by reference to the information in the 2023 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants”.

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

2.4
Equity Purchase Agreement, dated as of March 8, 2021, by and among Assurant, Inc., Interfinancial Inc., CMFG Life Insurance Company and TruStage Global Holdings, ULC (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K originally filed on March 9, 2021).

3.1	Amended and Restated Certificate of Incorporation of Assurant, Inc. (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017).
3.2	Amended and Restated By-Laws of Assurant, Inc., effective as of November 10, 2022 (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K, originally filed on November 14, 2022).

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
4.2
Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank National Association, successor to SunTrust Bank, as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on March 30, 2004).

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

4.5	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, originally filed on February 22, 2022).
4.6	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.
10.1
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2013). *

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2013). *

10.3
Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.4
Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. Long Term Equity Incentive Plan, dated July 18, 2016, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 2, 2016). *

10.5
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards for Directors, under the Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-8, originally filed on May 12, 2017). *

10.6	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017). *
10.7	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 14, 2021). *
10.8	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of December 2, 2022.*
10.9
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.10	Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of December 2, 2022. *
10.11
Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *

10.12
Amendment No. 1 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.13
Amendment No. 2 to the Amended and Restated Assurant Deferred Compensation Plan, effective as of December 3, 2013 (incorporated by reference from Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.14
Assurant Executive Pension Plan, amended and restated, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.15
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.16
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.17
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.18
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.19
Assurant Executive 401(k) Plan, amended and restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on April 29, 2014). *

10.20
Amendment No. 1 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2017). *

10.21
Amendment No. 2 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2018). *

10.22
Form of Assurant, Inc. Change in Control Agreement, effective as of May 11, 2022 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 4, 2022).*

10.23
Form of Assurant, Inc. Change in Control Agreement, effective as of May 11, 2022 (California version) (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 4, 2022).*

10.24	American Security Insurance Company Investment Plan Document (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on March 3, 2008). *
10.25
Second Amended and Restated Credit Agreement, dated as of December 9, 2021, among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on December 9, 2021).

10.26
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 5, 2021). *

10.27
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.28
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.29
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 5, 2022).*

10.30
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective as of March 16, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q originally filed on May 6, 2021). *

10.31
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 5, 2022).*

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
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Management contract or compensatory plan.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2023.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 17, 2023.

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
Sari Granat

*	Director
Lawrence V. Jackson

*	Director
Jean-Paul L. Montupet

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ RICHARD S. DZIADZIO
Name:	Richard S. Dziadzio
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Claims and Benefits Payable Reserves for Global Lifestyle, Global Housing and Non-Core Operations Short Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2022, the Company’s total liability for claims and benefits payable was $2.30 billion, which included $2.02 billion of liabilities for short duration contracts within the Global Lifestyle and Global Housing reporting segments as well as within its non-core operations. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
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
February 17, 2023

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021

	December 31,
	2022	2021
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $6,920.8 and $6,903.9 at December 31, 2022 and 2021, respectively)	$6,283.7	$7,215.3
Equity securities at fair value	281.3	445.7
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $1.8 and $1.1 at December 31, 2022 and 2021, respectively)	295.6	256.5
Short-term investments	155.5	247.8
Other investments	508.4	506.3
Total investments	7,524.5	8,671.6
Cash and cash equivalents	1,536.7	2,040.8
Premiums and accounts receivable (net of allowances for credit losses of $9.2 and $9.4 at December 31, 2022 and 2021, respectively)	2,406.4	1,942.5
Reinsurance recoverables (net of allowances for credit losses of $5.4 and $5.0 at December 31, 2022 and 2021, respectively)	7,005.9	6,181.2
Accrued investment income	85.1	62.1
Deferred acquisition costs	9,677.1	8,811.0
Property and equipment, net	645.1	561.4
Goodwill	2,603.0	2,571.6
Value of business acquired	262.8	583.4
Other intangible assets, net	638.9	719.2
Other assets (net of allowances for credit losses of $1.7 and $2.5 at December 31, 2022 and 2021, respectively)	738.3	698.9
Assets held for sale (Note 4)	—	1,076.9
Total assets	$33,123.8	$33,920.6
Liabilities
Future policy benefits and expenses	$428.5	$413.2
Unearned premiums	19,802.4	18,623.7
Claims and benefits payable	2,295.9	1,604.8
Commissions payable	647.5	692.7
Reinsurance balances payable	492.8	446.2
Funds held under reinsurance	366.6	364.2
Accounts payable and other liabilities (net of allowances for credit losses of $10.3 at December 31, 2022)	2,731.5	3,044.4
Debt	2,129.9	2,202.5
Liabilities held for sale (Note 4)	—	1,064.8
Total liabilities	28,895.1	28,456.5
Commitments and contingencies (Note 28)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,126,470 and 58,050,202 shares issued and 52,830,381 and 55,754,113 shares outstanding at December 31, 2022 and 2021, respectively	0.6	0.7
Additional paid-in capital	1,637.8	1,695.0
Retained earnings	3,699.3	4,041.2
Accumulated other comprehensive (loss) income	(986.2)	(150.0)
Treasury stock, at cost; 2,296,089 shares at December 31, 2022 and 2021	(122.8)	(122.8)
Total equity	4,228.7	5,464.1
Total liabilities and equity	$33,123.8	$33,920.6

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$8,765.3	$8,572.1	$8,277.9
Fees and other income	1,243.3	1,172.9	1,042.3
Net investment income	364.1	314.4	285.6
Net realized (losses) gains on investments (including $(4.6), $0.2 and $(19.7) of impairment-related (losses) gains for the years ended December 31, 2022, 2021 and 2020, respectively) and fair value changes to equity securities	(179.7)	128.2	(8.2)
Total revenues	10,193.0	10,187.6	9,597.6
Benefits, losses and expenses
Policyholder benefits	2,359.8	2,201.9	2,275.2
Underwriting, selling, general and administrative expenses	7,366.3	7,081.9	6,639.8
Goodwill impairment (Note 15)	7.8	—	—
Interest expense	108.3	111.8	104.5
Loss on extinguishment of debt (Note 19)	0.9	20.7	—
Total benefits, losses and expenses	9,843.1	9,416.3	9,019.5
Income from continuing operations before income tax expense	349.9	771.3	578.1
Income tax expense	73.3	168.4	58.7
Net income from continuing operations	276.6	602.9	519.4
Net income (loss) from discontinued operations (Note 4)	—	758.9	(77.7)
Net income	276.6	1,361.8	441.7
Less: Net income attributable to non-controlling interest	—	—	(0.9)
Net income attributable to stockholders	276.6	1,361.8	440.8
Less: Preferred stock dividends	—	(4.7)	(18.7)
Net income attributable to common stockholders	$276.6	$1,357.1	$422.1
Earnings Per Common Share
Basic
Net income from continuing operations	$5.09	$10.11	$8.31
Net income (loss) from discontinued operations	$—	$12.84	$(1.29)
Net income attributable to common stockholders	$5.09	$22.95	$7.02
Diluted
Net income from continuing operations	$5.05	$10.03	$8.21
Net income (loss) from discontinued operations	$—	$12.63	$(1.23)
Net income attributable to common stockholders	$5.05	$22.66	$6.98
Share Data
Weighted average common shares outstanding used in basic per common share calculations	54,371,531	59,140,861	60,114,670
Plus: Dilutive securities	410,997	982,833	3,065,268
Weighted average common shares used in diluted per common share calculations	54,782,528	60,123,694	63,179,938

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
		(in millions)
Net income	$276.6	$1,361.8	$441.7
Other comprehensive (loss) income:
Change in net unrealized gains on securities, net of taxes of $196.7, $233.7 and $(64.0) for the years ended December 31, 2022, 2021 and 2020, respectively (1)	(769.8)	(841.0)	225.6
Change in unrealized gains on derivative transactions, net of taxes of $0.7, $0.7 and $0.6 for the years ended December 31, 2022, 2021 and 2020, respectively	(2.6)	(2.3)	(2.4)
Change in foreign currency translation, net of taxes of $(6.0), $3.1 and $3.8 for the years ended December 31, 2022, 2021 and 2020, respectively	(67.1)	(31.3)	63.3
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(0.9), $(3.8) and $(3.2) for the years ended December 31, 2022, 2021 and 2020, respectively (2)	3.3	14.8	11.8
Total other comprehensive (loss) income	(836.2)	(859.8)	298.3
Total comprehensive (loss) income	(559.6)	502.0	740.0
Less: Comprehensive income attributable to non-controlling interest	—	—	(0.9)
Total comprehensive (loss) income attributable to common stockholders	$(559.6)	$502.0	$739.1

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

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(in millions, except per share amounts)
Balance, January 1, 2020	$2.9	$1.6	$4,537.7	$5,952.2	$411.5	$(5,267.3)	$29.3	$5,667.9
Cumulative effect of change in accounting principles, net of taxes	—	—	—	(20.4)	—	—	—	(20.4)
Stock plan exercises	—	—	8.6	—	—	—	—	8.6
Stock plan compensation expense	—	—	57.9	—	—	—	—	57.9
Common stock dividends ($2.55 per share)	—	—	—	(154.6)	—	—	—	(154.6)
Acquisition of common stock	—	—	(20.3)	—	—	(299.8)	—	(320.1)
Retirement of treasury stock	—	(1.0)	(2,626.4)	(2,672.3)	—	5,299.7	—	—
Net income	—	—	—	440.8	—	—	0.9	441.7
Preferred stock dividends ($6.50 per share)	—	—	—	(18.7)	—	—	—	(18.7)
Change in equity of non-controlling interest	—	—	—	6.5	—	—	(25.2)	(18.7)
Acquisition of non-controlling interests	—	—	(0.7)	—	—	—	(1.6)	(2.3)
Other comprehensive income	—	—	—	—	298.3	—	—	298.3
Balance, December 31, 2020	$2.9	$0.6	$1,956.8	$3,533.5	$709.8	$(267.4)	$3.4	$5,939.6
Stock plan exercises	—	—	11.8	—	—	—	—	11.8
Stock plan compensation expense	—	—	66.7	—	—	—	—	66.7
Common stock dividends ($2.66 per share)	—	—	—	(157.6)	—	—	—	(157.6)
Acquisition of common stock	—	—	(181.6)	(691.2)	—	—	—	(872.8)
Net income	—	—	—	1,361.8	—	—	—	1,361.8
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interest	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Acquisition of non-controlling interests	—	—	(16.9)	—	—	—	—	(16.9)
Other comprehensive loss	—	—	—	—	(859.8)	—	—	(859.8)
Balance, December 31, 2021	$—	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$—	$5,464.1
Stock plan exercises	—	—	13.6	—	—	—	—	13.6
Stock plan compensation expense	—	—	62.6	—	—	—	—	62.6
Common stock dividends ($2.74 per share)	—	—	—	(150.2)	—	—	—	(150.2)
Acquisition of common stock	—	(0.1)	(133.4)	(468.3)	—	—	—	(601.8)
Net income	—	—	—	276.6	—	—	—	276.6
Other comprehensive loss	—	—	—	—	(836.2)	—	—	(836.2)
Balance, December 31, 2022	$—	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$—	$4,228.7

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Operating activities
Net income attributable to stockholders	$276.6	$1,361.8	$440.8
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
(Income) loss from discontinued operations (4)	—	(758.9)	77.7
Deferred tax expense	63.8	131.7	202.4
Depreciation and amortization	182.0	171.6	142.3
Net realized losses (gains) on investments, including impairment losses	179.7	(128.2)	8.2
Loss on extinguishment of debt	0.9	20.7	—
Restructuring costs	41.8	—	—
Stock based compensation expense	62.6	66.7	57.9
Other intangible asset impairment	—	1.7	2.7
Goodwill impairment	7.8	—	—
Iké related charges, net of derivative gains (2)	—	—	1.7
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	1,877.3	1,453.9	701.6
Premiums and accounts receivable	(465.6)	(424.2)	194.0
Commissions payable	(30.7)	(43.3)	171.9
Reinsurance recoverable	(809.5)	(446.9)	(233.3)
Reinsurance balance payable	41.7	89.9	11.1
Funds withheld under reinsurance	4.9	6.5	37.9
Deferred acquisition costs and value of business acquired (Note 13 and 16)	(552.2)	(873.6)	(462.2)
Taxes payable (receivable) (1)	88.2	(145.8)	22.7
Other assets and other liabilities	(349.9)	150.3	(265.3)
Other	(22.5)	(3.4)	2.2
Net cash provided by operating activities - discontinued operations	—	151.2	227.7
Net cash provided by operating activities	596.9	781.7	1,342.0
Investing activities
Sales of:
Fixed maturity securities available for sale	2,468.8	1,361.8	515.4
Equity securities	52.3	30.4	23.8
Other invested assets	144.7	141.1	113.1
Subsidiary, net of cash transferred (4)	4.8	1,315.6	—
Iké foreign currency hedge (2)	—	—	22.0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	483.6	971.0	804.8
Commercial mortgage loans on real estate	40.5	19.8	26.2
Purchases of:
Fixed maturity securities available for sale	(3,059.9)	(3,007.7)	(1,503.9)
Equity securities	(27.3)	(57.7)	(31.5)
Commercial mortgage loans on real estate	(80.3)	(133.9)	(5.5)
Other invested assets	(111.8)	(71.6)	(99.5)
Property and equipment and other	(186.3)	(187.4)	(121.2)
Subsidiaries, net of cash transferred (3)	(72.5)	(16.6)	(458.6)
Net cash outflow related to sale of interests in Iké and termination of put/call obligations (2)	—	—	(73.3)
Consolidated investment entities:
Purchases of investments	—	—	(353.1)
Sale of investments	—	—	550.2
Change in short-term investments	80.7	(65.2)	68.8
Other	0.6	3.2	2.9
Net cash used in investing activities - discontinued operations	—	(145.2)	(215.8)
Net cash (used in) provided by investing activities	(262.1)	157.6	(735.2)
Financing activities
Issuance of debt, net of issuance costs (Note 19)	—	347.2	243.7
Repayment of debt, including tender offer premium (Note 19)	(75.9)	(419.8)	—
Repayment of debt for consolidated investment entities	—	—	(1.2)
Borrowing under unsecured revolving credit facility	—	—	200.0
Payments on unsecured revolving credit facility	—	—	(200.0)
Acquisition of common stock	(572.8)	(839.3)	(297.0)
Common stock dividends paid	(150.2)	(157.6)	(154.6)
Preferred stock dividends paid	—	(4.7)	(18.7)
Employee stock purchases and withholdings	(19.5)	(15.6)	(10.3)
Proceeds repaid on transfer of rights to ACA recoverable (Note 4)	—	—	(26.7)
Net cash used in financing activities	(818.4)	(1,089.8)	(264.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(34.5)	(23.5)	19.4
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	0.2	0.1
Effect of exchange rate changes on cash and cash equivalents	(34.5)	(23.3)	19.5
Change in cash and cash equivalents	(518.1)	(173.8)	361.5
Cash and cash equivalents at beginning of period	2,054.8	2,228.6	1,867.1
Cash and cash equivalents at end of period	1,536.7	2,054.8	2,228.6
Less: Cash and cash equivalents reclassified as held for sale at end of period (5)	—	14.0	—
Less: Cash and cash equivalents of discontinued operations at end of period	—	—	21.0
Cash and cash equivalents of continuing operations at end of period	$1,536.7	$2,040.8	$2,207.6
Supplemental information:
Income taxes paid	$127.7	$221.1	$98.5
Interest paid on debt	$108.6	$109.8	$103.6
(1)The year ended December 31, 2020 includes receipt of $204.9 million federal tax refund, which includes interest, related to the ability to carryback net operating losses to prior periods under the CARES Act. Refer to Note 12 for additional information.
(2)Relates to Ike disposition and related financing. Refer to Note 4 for further information.
(3)Amounts for the year ended December 31, 2020 primarily consists of $135.8 million in cash consideration for the acquisition of American Financial & Automotive Services, Inc. (“AFAS”), net of $39.6 million of cash acquired, $276.8 million in cash consideration for the acquisition of Hyla Mobile, Inc. (“Hyla”) net of $72.0 million of cash acquired, and $46.0 million in total cash consideration, net of $23.9 million of cash acquired for four business acquisitions within the Global Lifestyle business. Amounts for the year ended December 31, 2022 primarily consists of $55.2 million in cash consideration for the acquisition of American Lease Insurance Agency Corporation (“ALI”), net of $4.8 million of cash acquired. Refer to Note 3 for additional information.
(4)Amount for the year ended December 31, 2021 relates to the sale of the disposed Global Preneed business, net of $27.3 million of cash transferred. For additional information, refer to Note 4.
(5)Relates to the held for sale of John Alden Life Insurance Company (“JALIC”), refer to Note 4 for further information.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)
1. Nature of Operations
Assurant, Inc. (the “Company”) is a leading global business services company that supports, protects and connects major consumer purchases. The Company supports the advancement of the connected world by partnering with the world’s leading brands to develop innovative solutions and to deliver an enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection, leased and financed solutions and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners insurance, lender-placed manufactured housing insurance and lender-placed flood insurance (referred to as “Lender-placed Insurance”); renters insurance and related products (referred to as “Multifamily Housing”); and voluntary manufactured housing insurance, voluntary homeowners insurance and other specialty products (referred to as “Specialty and Other”).

The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ.”

2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been revised to reflect the correction of an error identified in second quarter 2022 related to reinsurance of claims and benefits payable within the Connected Living business unit in the Global Lifestyle segment occurring in late 2018 through first quarter 2022, as well as other immaterial errors which were previously recorded in the periods in which the Company identified them.
A summary of revisions to the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021; and the consolidated statements of operations, comprehensive income and changes in equity, in each case, for the years ended December 31, 2022, 2021, and 2020 is presented in Note 29. The Company will also correct previously reported financial information for such errors in its future filings, as applicable. Certain prior period amounts have also been reclassified to reflect the impacts of businesses held for sale and discontinued operations as further summarized in Note 4.
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
Foreign Currency
For foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in accumulated other comprehensive income (“AOCI”). For Canada, Argentina, Brazil, Chile and Mexico, deferred taxes have not been provided for unrealized currency translation gains and losses since the Company intends to indefinitely reinvest the earnings in these other jurisdictions. Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations during the period in which they occur.
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities have been subject to remeasurement since July 1, 2018. For the years ended December 31, 2022, 2021 and 2020, the remeasurement resulted in $16.7 million, $7.0 million and $7.5 million, respectively, of net pre-tax losses which the Company classified within underwriting, selling, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be variable interest entities (“VIEs”). Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company only holds non-consolidated VIEs as of December 31, 2022 and 2021. Prior to the deconsolidation in the third quarter of 2020, the consolidated collateralized loan obligation (“CLO”) entities met the definition of a collateralized financing entity. Refer to Note 4 for additional information on the sale of the Company’s CLO asset management platform.
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
Presentation of credit-related impairments is shown as an allowance, recognizing credit impairments upon purchase of securities as applicable, and requiring reversals of previously recognized credit-related impairments when applicable.
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
Restricted cash and cash equivalents, of $3.7 million and $27.9 million at December 31, 2022 and 2021, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
The Company accounts for credit losses using the expected credit loss model for reinsurance recoverables. The Company uses a probability of default and loss given default methodology in estimating the allowance, whereby the credit ratings of reinsurers are used in determining the probability of default. The allowance is established for reinsurance recoverables on paid and unpaid future policy benefits and claims and benefits. Prior to applying default factors, the net exposure to credit risk is reduced for any collateral for which the right of offset exists, such as funds withheld, assets held in trust and letters of credit, which are part of the reinsurance arrangements, with adjustments to include consideration of credit exposure on the collateral. The methodology used by the Company incorporates historical default factors for each reinsurer based on their credit rating using comparably rated bonds as published by a major ratings service. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing and other relevant factors.
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
Premiums and Accounts Receivable
Premiums and accounts receivable includes insurance premiums receivable from policyholders and amounts due from sponsors or agents. The Company accounts for credit losses using the expected credit loss model for premiums and accounts receivable. For receivables due directly from the insured or consumer, the allowance for credit losses is generally calculated by aging the receivable balances and applying default factors based on the Company’s historical collection data. For receivables due from product sponsors or agents, receivable balances are generally segregated by the sponsor or agent and an appropriate default factor is determined based on creditworthiness, billing terms and aging of balances. The financial exposure of a credit loss is determined net of offsets (such as related unearned premium reserves for consumer receivables and receivables net of commissions payable, profit share liabilities and captive reinsurance for balances due from sponsors/agents) prior to applying a default factor.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 15 for further details on goodwill impairment testing for 2022.
Other Intangible Assets
Intangible assets that have finite lives are amortized over their estimated useful lives based on the pattern in which the intangible asset is consumed, which may be other than straight-line. Estimated useful lives of finite intangible assets are required to be reassessed on at least an annual basis. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the other intangible asset. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
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

Amortization expense and impairment charges for other intangible assets are included in underwriting, selling, general and administrative expenses in the consolidated statements of operations.
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
The following table provides reserve information as of December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Non-core operations (1)	$63.5	$—	$1.7	$0.8	$69.3	$—	$5.0	$0.7
All other disposed or runoff businesses (2)	365.0	2.0	79.4	6.7	343.9	2.2	75.0	7.0
Short Duration Contracts:
Global Lifestyle	—	18,135.9	131.8	369.7	—	17,101.9	124.6	386.1
Global Housing	—	1,661.2	351.0	951.3	—	1,514.3	213.4	448.3
Non-core operations (1)	—	—	64.3	151.0	—	1.7	52.5	60.5
All other disposed or runoff businesses (2)	—	3.3	93.7	94.5	—	3.6	117.5	114.2
Total	$428.5	$19,802.4	$721.9	$1,574.0	$413.2	$18,623.7	$588.0	$1,016.8
(1)Includes certain businesses which the Company expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses) and certain legacy long-duration insurance policies (collectively referred to as “non-core operations”), recorded in the Corporate and Other segment.
(2)Primarily includes businesses sold through reinsurance reported in the Corporate and Other and Global Lifestyle segments.

Long Duration Contracts
The Company’s long duration contracts, after the sale of the disposed Global Preneed business (as defined below in Note 4) and John Alden Life Insurance Company (“JALIC”), primarily comprises run-off blocks of long-term care and universal life policies.
Future policy benefits and expense reserves for universal life insurance policies consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.
Future policy benefits and expense reserves for long-term care policies fully covered by reinsurance are equal to the present value of future benefits to policyholders plus related expenses less the present value of future net premiums. These amounts are estimated based on assumptions as to the discount, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for adverse deviations.
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
Short Duration Contracts
The Company’s short duration contracts include products and services in the Global Lifestyle and Global Housing segments, and Assurant Employee Benefits policies fully covered by reinsurance and certain medical policies no longer offered. For Global Lifestyle, the main product lines include extended service contracts, vehicle services contracts, mobile device protection and credit insurance. The main product lines for Global Housing include lender-placed homeowners and flood, Multifamily Housing and manufactured housing. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation include experience derived from historical claim payments and actuarial assumptions including loss development factors and expected loss ratios.
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
Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are updated. Fees paid by the National Flood Insurance Program for processing and adjudication services are reported as a reduction of underwriting, selling, general and administrative expenses.
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

Other Liabilities
With respect to the deductible portion of a high deductible claim, the Company manages and pays the entire claim on behalf of the insured and is reimbursed by the insured for the deductible portion of the claim. These recoverable amounts represent a credit exposure. The Company accounts for credit losses using the expected credit loss model for high deductible recoverables. The Company uses a probability of default and loss given default methodology in estimating the allowance, whereby the credit ratings of insureds are used in determining the probability of default. The allowance is established for unsecured portion of the high deductible recoverables on unpaid future policy benefits. The methodology used by the Company incorporates historical default factors for each insured based on their credit rating using comparably rated bonds as published by a major ratings service. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in insured credit standing and other relevant factors.
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
Long Duration Contracts
Premiums for the Company’s run-off blocks of long-term care insurance contracts are recognized as revenue when due from the policyholder. For universal life insurance, revenues consist of charges assessed against policy balances. These premiums are ceded.
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

 Underwriting, Selling, General and Administrative Expenses
Underwriting, selling, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, salaries and personnel benefits and other general operating expenses and are expensed as incurred.
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
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s consolidated financial statements.
Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2022:

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope and updated by ASU 2022-06, Reference Rate Reform (Topic 848):Deferral of the Sunset Date of Topic 848

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.

The relief is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. The provisions must be applied consistently for all relevant transactions other than derivatives, which may be applied at a hedging relationship level. The guidance is effective upon issuance.

The guidance on contract modifications is applied prospectively from any date beginning March 12, 2020. Unlike other topics, the provisions of this update are only available until December 31, 2024, when the reference rate replacement activity is expected to have been completed.

This standard is effective as of January 1, 2022, but has no impact on the Company’s consolidated financial statements as the Company currently has no contracts or hedging relationships for which the reference LIBOR or another reference rate is expected to be discontinued and a GAAP modification is required.

ASU 2020-06- Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued guidance that simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more contracts in an entity’s own equity to qualify for it. The guidance also simplifies the diluted earnings per common share (“EPS”) calculation in the areas of convertible instruments and instruments that qualify for the derivatives scope exception for contracts in an entity’s own equity to address accounting for the guidance changes to the classification, recognition and measurement.
		This standard is effective as of January 1, 2022, and can be adopted either as a modified retrospective method of transition or a fully retrospective method of transition.	This standard has no impact on the Company’s consolidated financial statements as the Company currently has no convertible instruments or contracts in its own equity.

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2022, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included.

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2018-12, Financial Services—Insurance
(Topic 944): Targeted Improvements to the
Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial
Services—Insurance (Topic 944): Effective
Date, as amended by ASU 2020-11, Financial
Services—Insurance (Topic 944): Effective
Date and Early Application and as amended by ASU 2022-05, Financial services—Insurance (Topic 944): Transition for Sold Contracts

The guidance includes the following primary
changes: assumptions supporting liabilities for future policy benefits and expenses will no longer be locked-in but must be updated at least annually with the impact of changes to the liability reflected in earnings (except for discount rates); the discount rate assumptions will be based on upper-medium grade (low credit risk) fixed-income instrument yield instead of the earnings rate of invested assets; the discount rate must be evaluated at each reporting date and the impact of changes to the liability estimate as a result of updating the discount rate assumption is required to be recognized in other comprehensive income; the provision for adverse deviation is eliminated; and premium deficiency testing is eliminated. Other noteworthy changes include the following: differing models for amortizing deferred acquisition costs will become uniform for all long-duration contracts based on a constant rate over the expected term of the related in-force contracts; all market risk benefits associated with deposit contracts must be reported at fair value with changes reflected in income except for changes related to credit risk which will be recognized in other comprehensive income: and disclosures will be expanded to include disaggregated roll forwards of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.

In December 2022, the FASB issued guidance to provide entities an accounting policy election to not apply the accounting guidance to contracts or legal entities sold and derecognized before the effective date when the entity has no significant continuing involvement with them. The election may be applied on a transaction-by-transaction basis.
January 1, 2023, to be applied retrospectively or modified retrospectively to January 1, 2021 (with early adoption permitted)
The Company will adopt this standard as of January 1, 2023 using the modified retrospective method on liabilities for future policy benefits and expenses to January 1, 2021 for long term care insurance contracts that have been fully reinsured.

The Company will also adopt the amended guidance in ASU 2022-05 to existing contracts as of existing date.

The Company has evaluated that the adoption of this standard along with the amended guidance on transition will have no impact on equity or net income on the long-term care contracts as they are fully reinsured with third party reinsurers. However a disclosure along with a roll-forward table on a gross basis on the long-term care business will be presented in the first quarter financials for the period ended March 31, 2023.

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The guidance improves comparability after a business combination is reported in the acquirer’s financial statements by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Generally, the acquirer will recognize the acquired contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in the acquisition accounting. Under the amended guidance, the acquirer should account for the acquired revenue contracts as if it had originated the contracts. The amendments provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company will adopt the standard from January 1, 2023. The amendments will be applied to business combinations occurring on or after the effective date of the amendments.

3. Acquisition
ALI
On November 1, 2022, the Company acquired American Lease Insurance Agency Corporation (“ALI”), a managing general agency headquartered in the Commonwealth of Massachusetts, and its captive subsidiary, The Equipment Lease Reinsurance Company Ltd, licensed in Turks and Caicos, for total consideration of $60.0 million in cash. ALI is a provider of property and liability insurance products for commercial equipment and vehicles that are leased or financed. The Company recorded $37.4 million of goodwill, $19.2 million of other intangible assets, which are primarily dealer relationships amortizable over 10 years, and $1.9 million of VOBA, which is amortizable over 5 years based on the earnings pattern.

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

The following table presents the major classes of assets and liabilities as of August 2, 2021, the date of the sale.

August 2, 2021
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$6,761.0
Equity securities at fair value	112.6
Commercial mortgage loans on real estate, at amortized cost	599.0
Short-term investments	58.7
Other investments	14.8
Total investments	7,546.1
Cash and cash equivalents	27.3
Premiums and accounts receivable	4.2
Reinsurance recoverables	3,235.4
Accrued investment income	66.8
Deferred acquisition costs (1)	334.0
Property and equipment, net	49.3
Value of business acquired	3.9
Other assets	20.8
Assets held in separate accounts	2,322.1
Total assets held for sale	$13,609.9
Liabilities
Future policy benefits and expenses	$8,921.8
Unearned premiums (1)	36.6
Claims and benefits payable	1,024.2
Commissions payable	10.6
Reinsurance balances payable	4.1
Accounts payable and other liabilities	127.2
Liabilities related to separate accounts	2,322.1
Total liabilities held for sale	$12,446.6
(1)Deferred acquisition costs and unearned premiums include the impact of changes in unrealized gains (losses) on the amortization.

The following table summarizes the components of net income (loss) from discontinued operations included in the consolidated statements of operations:

	Years Ended December 31,
	2021	2020
Revenues
Net earned premiums	$42.6	$66.9
Fees and other income	91.0	151.1
Net investment income	168.4	289.3
Net realized gains (losses) on investments and fair value changes to equity securities	4.2	(8.0)
Gain on disposal of businesses (1)	916.2	—
Total revenues	1,222.4	499.3
Benefits, losses and expenses
Policyholder benefits	172.7	284.4
Underwriting, selling, general and administrative expenses	85.2	142.6
Goodwill impairment (2)	—	137.8
Total benefits, losses and expenses	257.9	564.8
Income (loss) from discontinued operations before income taxes	964.5	(65.5)
Benefit for income taxes (3)	205.6	12.2
Net income (loss) from discontinued operations	$758.9	$(77.7)
(1)The year ended December 31, 2021 includes $774.2 million of pre-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon sale.
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
(3)The year ended December 31, 2021 includes $168.2 million of tax on the AOCI that was recognized in earnings upon sale, as noted above.

John Alden Life Insurance Company
On April 1, 2022, the Company completed its sale of JALIC, a run-off business reported in the Corporate and Other segment. Prior to the sale, JALIC met the criteria for held for sale presentation as described above and, therefore, its assets and liabilities were recorded as held for sale in the December 31, 2021 consolidated balance sheet. The major classes of assets and liabilities held for sale included $915.8 million of future policy benefits and expenses, $881.6 million of reinsurance recoverables, $159.6 million of other investments and $117.2 million of claims and benefits payable as of December 31, 2021.
Most of the $881.6 million reinsurance recoverables balance for JALIC, which was included in assets held for sale as of December 31, 2021, was reinsured with Employers Reassurance Corporation (“ERAC”) and was uncollateralized. A.M. Best withdrew its rating for ERAC in 2019. Following the sale of JALIC, the Company no longer has any reinsurance recoverables reinsured with ERAC.
Sale of Collateralized Loan Obligation Asset Management Platform
In July 2020, the Company sold its CLO asset management platform for $20.0 million in cash consideration, resulting in a net gain of $18.3 million, including costs to sell, for the year ended December 31, 2020, reported through underwriting, selling, general and administrative expenses in the consolidated statements of operations. The Company incurred additional exit related expenses of $7.5 million for the year ended December 31, 2020, that were also included in underwriting, selling, general and administrative expenses in the consolidated statements of operations. Prior to the sale, the CLOs were VIEs that the Company consolidated. The Company retained its direct investments in the CLOs following the sale, but deconsolidated the CLOs in third quarter 2020 since it no longer acts as collateral manager and, as a result, no longer has the power to control the CLO entities.
Sale of Investment in Iké
In 2014, the Company made an approximately 40% investment in Iké Grupo, Iké Asistencia and certain of their affiliates (collectively, “Iké”), a services assistance business, for which the Company paid approximately $110.0 million. At the same time, the Company also entered into a shareholders’ agreement that provided the right to acquire the remainder of Iké from the majority shareholders and the majority shareholders the right to put their interests in Iké to the Company (together, the “put/

call”) in mid-2019 at a predetermined price. During 2019, the Company entered into a cooperation agreement with the majority shareholders of Iké to extend the put/call. In January 2020, in lieu of exercising the put/call, the Company entered into a formal agreement to sell its interests in Iké.
In May 2020, the Company completed the sale of its interests in Iké and terminated its put/call obligations recognizing a net loss on sale of $3.9 million pre-tax and $2.9 million after-tax in the second quarter of 2020. Prior to the sale, in 2020, the Company recorded aggregate impairment losses and put/call valuation losses of $22.3 million. In connection with the anticipated sale, the Company entered into a financial derivative in January 2020 that provided an economic hedge against declines in the Mexican Peso relative to the U.S. Dollar since the purchase price was to be paid in Mexican Pesos. The Company settled its position upon the sale, resulting in a cash inflow of $22.0 million, and net realized (losses) gains on the derivative of $20.3 million during the second quarter of 2020.
In total, the Company recorded a net pre-tax charge of $5.9 million for the year ended December 31, 2020, included in underwriting, selling, general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2020, total impairment and put/call losses resulted in a tax benefit of $6.7 million; however, this was fully offset by a valuation allowance as the realizability of the tax losses in the related tax jurisdiction is unlikely. There was tax expense of $4.3 million on the income arising on the financial derivative in the second quarter of 2020, as such contract was originated in the U.S. tax jurisdiction. As such, an after-tax charge of $9.3 million was recorded for the year ended December 31, 2020.
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
During the fourth quarter of 2019, the Company entered into an agreement with a third-party in which it received $26.7 million in cash as consideration for all future claim proceeds, less 20% of cash received in excess of the initial consideration of $26.7 million, which would be retained by the Company. The upfront cash proceeds received by the Company in 2019 were non-recourse. The Company deemed the amount to be indicative of recovery of its interests in the risk corridor receivables and accordingly adjusted the valuation allowance by $26.7 million, through a reduction to underwriting, selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019 with a corresponding increase in other assets in the consolidated balance sheet as of December 31, 2019.
During the fourth quarter of 2020, the U.S. Department of Health and Human Services paid $101.4 million, net of legal and other costs, for TIC’s risk corridor receivable, which was remitted to the Company pursuant to the Participation Agreement. The Company remitted $86.5 million to the third party and retained $14.9 million related to its 20% share of the excess proceeds pursuant to the agreement. The Company adjusted the valuation allowance for the additional $74.7 million, as partially offset by the incremental payment to the third party for the additional proceeds of $59.8 million, which is accounted for similar to interest expense on the initial consideration (both recorded through underwriting, selling, general and administrative expenses).

5. Allowance for Credit Losses
The total allowance for credit losses for the financial assets was $28.4 million and $18.0 million as of December 31, 2022 and 2021, respectively.
The following table presents the net increases (decreases) to the allowance for credit losses as classified in the consolidated statements of operations for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Commercial mortgage loans on real estate	$0.7	$(0.5)
Fixed maturity securities available for sale (1)	—	(1.2)
Iké Loan (2)	—	(1.4)
Net realized gains (losses) on investments and fair value changes to equity securities	0.7	(3.1)
Underwriting, selling, general and administrative expenses	12.7	(0.4)
Net increase (decrease) in allowance for credit losses	$13.4	$(3.5)
(1)These securities were sold during the year ended December 31, 2021. Refer to Note 8 for additional information.
(2)The Iké Loan was repaid in full during the year ended December 31, 2021. Refer to Note 4 for additional information.
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of December 31, 2022 and 2021, reinsurance recoverables totaled $7.01 billion and $6.18 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 77% were rated A- or better, 3% were rated BBB or BB and 20% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2022; and 74% were rated A- or better, 4% were rated BBB or BB, and 22% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2021.
The following table presents the changes in the allowance for credit losses by portfolio segment for reinsurance recoverables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2020	$3.9	$1.4	$19.3	$24.6
Current period change for credit losses	(0.3)	(0.2)	(1.0)	(1.5)
Other	—	(0.3)	(17.8)	(18.1)
Balance, December 31, 2021	3.6	0.9	0.5	5.0
Current period change for credit losses	—	0.2	0.2	0.4
Other	—	—	—	—
Balance, December 31, 2022	$3.6	$1.1	$0.7	$5.4
For the year ended December 31, 2022, the current period change for credit losses was $0.4 million. For the year ended December 31, 2021, the current period change for credit losses was $(1.5) million, primarily due to an increase in collateral held as security under the reinsurance agreements. When determining the allowance as of December 31, 2022 and 2021, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and accounts receivables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2020	$9.1	$3.2	$1.0	$13.3
Current period change for credit losses	(0.6)	—	(0.1)	(0.7)
Recoveries	(0.1)	—	(0.6)	(0.7)
Write-offs	(1.1)	(0.9)	(0.2)	(2.2)
Foreign currency translation	(0.3)	—	—	(0.3)
Balance, December 31, 2021	7.0	2.3	0.1	9.4
Current period change for credit losses	(0.2)	0.1	2.1	2.0
Write-offs	(0.9)	(0.1)	(1.0)	(2.0)
Foreign currency translation	(0.2)	—	—	(0.2)
Balance, December 31, 2022	$5.7	$2.3	$1.2	$9.2
For the year ended December 31, 2022, the current period change for credit losses was $2.0 million, primarily due to an increase for sharing economy in Corporate and Other. For the year ended December 31, 2021, the current period change for credit losses was $(0.7) million. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans
For the years ended December 31, 2022 and 2021, the current period change for credit losses was $0.7 million and $(0.5) million, respectively. Refer to Notes 2 and 8 for additional information on commercial mortgage loans.
Available for Sale Securities
There was no allowance for credit losses as of December 31, 2022 and 2021, as these securities were sold during the year ended December 31, 2021. Refer to Notes 2 and 8 for additional information on available for sale securities.
High Deductible Recoverables
While evaluating sharing economy loss reserves in the fourth quarter of 2022, a reserve strengthening identified a credit risk exposure from recoverables from high deductible claims. Refer to Note 17 for additional information on the reserve strengthening. For the year ended December 31, 2022, the Company recorded an allowance for credit losses for the unsecured portion of the high deductible recoverables of $10.3 million.

6. Segment Information
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
Beginning with second quarter 2022, the Company changed the calculation of its segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which the Company expects to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”), and present them as a reconciling item to consolidated net income from continuing operations. The non-core operations have been or are in the process of being exited by the Company, but do not qualify as held for sale or discontinued operations under GAAP accounting guidance.
As of December 31, 2022, the Company had three reportable segments: Global Lifestyle, Global Housing and Corporate and Other. The Company defines Adjusted EBITDA as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, COVID-19 direct and incremental expenses, loss on extinguishment of debt, non-core operations (defined above), net income (loss) attributable to non-controlling interests, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), as well as other highly variable or unusual items.
All prior period amounts have been revised, which impacts both segment Adjusted EBITDA and other adjustments under reconciling items to consolidated net income from continuing operations, but does not impact consolidated net income. The sharing economy and small commercial businesses, included in non-core operations and previously reported through the Company’s Global Housing segment, generated Adjusted EBITDA of $(74.9) million, $(12.9) million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The legacy long-duration insurance policies included in non-core operations and previously reported through the Company’s Global Lifestyle segment, generated Adjusted EBITDA of $3.2 million, $(1.5) million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Segment Adjusted EBITDA was also revised for an error related to reinsurance of claims and benefits payable within the Connected Living business unit in the Global Lifestyle segment, and for other unrelated immaterial errors. See Note 2 for more information.
Subsequent Event
Effective January 1, 2023, the Company realigned the composition of its reportable segments to correspond with changes to its operating structure. As a result, the Global Housing segment is now comprised of two key lines of business, Homeowners, and Renters and Other. Certain specialty products, mainly the Leased and Financed business, previously reported in the Global Housing segment will now be reported in Global Lifestyle to better align with the Company’s go-to-market strategy. This realignment has no impact on the Company’s consolidated results and will be reflected beginning with first quarter 2023 reporting.
The following table presents segment Adjusted EBITDA with a reconciliation to net income attributable to common shareholders:

	Years Ended December 31,
	2022	2021	2020
Adjusted EBITDA by segment:
Global Lifestyle	$753.4	$702.1	$636.0
Global Housing	302.0	357.1	318.0
Corporate and Other	(99.2)	(93.3)	(124.4)
Reconciling items to consolidated net income from continuing operations:
Interest expense	(108.3)	(111.8)	(104.5)
Depreciation expense	(86.3)	(73.8)	(56.1)
Amortization of purchased intangible assets	(69.7)	(65.8)	(52.7)
Net realized (losses) gains on investments and fair value changes to equity securities	(179.7)	128.2	(8.2)
COVID-19 direct and incremental expenses	(4.7)	(10.0)	(25.2)
Loss on extinguishment of debt	(0.9)	(20.7)	—
Non-core operations (1)	(79.5)	(14.4)	7.4
Restructuring costs	(53.1)	(11.8)	—
Other adjustments	(24.1)	(14.5)	(13.4)
Income attributable to non-controlling interests	—	—	1.2
Total reconciling items	(606.3)	(194.6)	(251.5)
Income from continuing operations before income tax expense	349.9	771.3	578.1
Income tax expense	73.3	168.4	58.7
Net income from continuing operations	276.6	602.9	519.4
Net income (loss) from discontinued operations	—	758.9	(77.7)
Net income	276.6	1,361.8	441.7
Less: Net income attributable to non-controlling interest	—	—	(0.9)
Net income attributable to stockholders	276.6	1,361.8	440.8
Less: Preferred stock dividends	—	(4.7)	(18.7)
Net income attributable to common stockholders	$276.6	$1,357.1	$422.1
(1) Includes goodwill impairment of $7.8 million for the year ended December 31, 2022. Refer to Note 15 for additional information.

The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia Pacific. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2022, 2021 and 2020:

Location	Revenues	Long-lived Assets
2022
United States	$8,386.6	$606.0
Foreign countries	1,806.4	39.1
Total	$10,193.0	$645.1
2021
United States	$8,323.9	$530.8
Foreign countries	1,863.7	30.6
Total	$10,187.6	$561.4
2020
United States	$7,635.3	$423.5
Foreign countries	1,962.3	22.6
Total	$9,597.6	$446.1

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment.
The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Years Ended December 31,
	2022	2021	2020
Global Lifestyle:
Connected Living (1)	$4,233.4	$4,303.2	$4,216.5
Global Automotive	3,702.7	3,436.9	3,115.1
Total	$7,936.1	$7,740.1	$7,331.6

Global Housing:
Lender-placed Insurance	$1,124.0	$1,065.9	$1,052.5
Multifamily Housing	482.4	482.3	451.6
Specialty and Other	404.0	393.2	397.9
Total	$2,010.4	$1,941.4	$1,902.0
(1)Effective January 1, 2022, the Connected Living line of business includes the previous Global Financial Services and Other line of business. Prior period amounts have been revised to reflect this change.
Net earned premiums, fees and other income from non-core operations were $61.3 million, $62.9 million and $83.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents total assets by segment:

	December 31, 2022	December 31, 2021
Global Lifestyle (1)	$27,011.3	$26,120.9
Global Housing (1)	4,775.4	4,007.3
Corporate and Other (2)	1,337.1	3,792.4
Segment assets	$33,123.8	$33,920.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $416.6 million and $326.3 million as of December 31, 2022 and 2021, respectively.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $1.09 billion, $1.01 billion and $714.1 million for Global Lifestyle and $84.6 million, $94.3 million and $95.6 million for Global Housing for the years ended December 31, 2022, 2021 and 2020, respectively.
Global Lifestyle
In the Company’s Global Lifestyle segment, revenues from service contracts and sales of products are primarily from the Company’s Connected Living business. Through partnerships with mobile device carriers, the Company provides administrative services related to its mobile device protection products, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
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
Contract Balances
The receivables and unearned revenue under these contracts were $271.7 million and $171.1 million, respectively, as of December 31, 2022, and $313.7 million and $191.5 million, respectively, as of December 31, 2021. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2022 and 2021 that was included in unearned revenue as of December 31, 2021 and 2020 were $93.6 million and $75.5 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2022 and 2021, the Company had approximately $61.4 million and $93.0 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

8. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2022
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$92.9	$—	$0.2	$(6.7)	$86.4
States, municipalities and political subdivisions	152.4	—	1.1	(16.0)	137.5
Foreign governments	416.2	—	0.6	(20.5)	396.3
Asset-backed	735.1	—	1.4	(40.2)	696.3
Commercial mortgage-backed	458.6	—	0.2	(56.5)	402.3
Residential mortgage-backed	492.7	—	0.4	(55.1)	438.0
U.S. corporate	3,265.1	—	13.9	(317.9)	2,961.1
Foreign corporate	1,307.8	—	3.4	(145.4)	1,165.8
Total fixed maturity securities	$6,920.8	$—	$21.2	$(658.3)	$6,283.7

	December 31, 2021
	Cost or Amortized Cost	Allowances for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$83.0	$—	$2.1	$(0.1)	$85.0
States, municipalities and political subdivisions	142.2	—	7.0	(0.7)	148.5
Foreign governments	436.0	—	5.9	(4.2)	437.7
Asset-backed	411.1	—	14.2	(2.3)	423.0
Commercial mortgage-backed	466.7	—	10.3	(3.3)	473.7
Residential mortgage-backed	578.4	—	25.2	(1.7)	601.9
U.S. corporate	3,581.2	—	235.9	(14.0)	3,803.1
Foreign corporate	1,205.3	—	46.0	(8.9)	1,242.4
Total fixed maturity securities	$6,903.9	$—	$346.6	$(35.2)	$7,215.3

The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Cost or Amortized Cost	Fair Value
Due in one year or less	$164.8	$163.6
Due after one year through five years	1,771.7	1,697.8
Due after five years through ten years	2,243.0	2,016.8
Due after ten years	1,054.9	868.9
Total	5,234.4	4,747.1
Asset-backed	735.1	696.3
Commercial mortgage-backed	458.6	402.3
Residential mortgage-backed	492.7	438.0
Total	$6,920.8	$6,283.7

The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Fixed maturity securities	$270.0	$232.8	$228.4
Equity securities	15.0	14.9	14.5
Commercial mortgage loans on real estate	14.9	8.9	8.2
Short-term investments	4.7	2.1	5.7
Other investments	48.6	61.0	16.6
Cash and cash equivalents	25.7	8.5	13.3
Revenues from consolidated investment entities (1)	—	—	56.3
Total investment income	378.9	328.2	343.0
Investment expenses	(14.8)	(13.8)	(20.5)
Expenses from consolidated investment entities (1)	—	—	(36.9)
Net investment income	$364.1	$314.4	$285.6
(1)The following table shows the revenues net of expenses from consolidated investment entities for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Investment income (loss) from direct investments in:
Real estate funds (1)	$—	$—	$8.3
CLO entities	—	—	8.0
Investment management fees	—	—	3.1
Net investment income from consolidated investment entities	$—	$—	$19.4
(1)The investment income from the real estate funds includes income (loss) attributable to non-controlling interest of $1.1 million for the year ended December 31, 2020.

No material investments of the Company were non-income producing for the years ended December 31, 2022, 2021 and 2020.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Fixed maturity securities:
Proceeds from sales	$2,468.8	$1,361.8	$515.4
Gross realized gains	$9.4	$31.9	$19.6
Gross realized losses	(73.2)	(14.8)	(6.8)
Net realized gains (losses) on investments from sales of fixed maturity securities	$(63.8)	$17.1	$12.8

For securities sold at a loss during the year ended December 31, 2022, the average period of time these securities were trading continuously at a price below book value was approximately 5 months.
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Net realized (losses) gains on investments and fair value changes to equity securities related to sales and other:
Fixed maturity securities	$(63.7)	$17.2	$12.7
Equity securities (1) (2)	(112.2)	108.3	21.6
Commercial mortgage loans on real estate	(0.7)	0.5	(1.2)
Other investments	1.5	2.0	10.7
Consolidated investment entities (3)	—	—	(32.3)
Total net realized (losses) gains on investments and fair value changes to equity securities related to sales and other	(175.1)	128.0	11.5
Net realized (losses) gains related to impairments:
Fixed maturity securities (4)	(1.6)	1.2	(2.6)
Other investments (1)	(3.0)	(1.0)	(17.1)
Total net realized (losses) gains related to impairments	(4.6)	0.2	(19.7)
Total net realized (losses) gains on investments and fair value changes to equity securities	$(179.7)	$128.2	$(8.2)

(1)Upward adjustments of $19.5 million, $24.3 million and $10.5 million and impairments of $3.0 million, $1.0 million, and $17.1 million were realized on equity investments accounted for under the measurement alternative for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)The years ended December 31, 2022 and 2021 included $92.5 million in realized and unrealized losses and $85.4 million of unrealized gains, respectively, from four equity positions that went public during 2021. The total fair value of these equity securities as of December 31, 2022 and 2021 was $9.6 million and $133.7 million, respectively, included in equity securities in the consolidated balance sheet. Prior to going public, these equity positions were accounted for under the equity measurement alternative guidance and reported within other investments in the consolidated balance sheet and the fair value was $48.1 million as of December 31, 2020.
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

The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Net (losses) gains recognized on equity securities	$(112.2)	$108.3	$21.6
Less: Net realized gains (losses) related to sales of equity securities	20.5	(4.1)	6.6
Total fair value changes to equity securities held	$(132.7)	$112.4	$15.0
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	December 31, 2022	December 31, 2021
Initial cost	$81.7	$74.4
Cumulative upward adjustments	50.8	42.7
Cumulative downward adjustments (including impairments)	(5.0)	(15.4)
Carrying value	$127.5	$101.7
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$58.5	$(2.9)	$24.6	$(3.8)	$83.1	$(6.7)
States, municipalities and political subdivisions	77.4	(7.8)	34.5	(8.2)	111.9	(16.0)
Foreign governments	268.5	(12.1)	92.7	(8.4)	361.2	(20.5)
Asset-backed	378.2	(22.0)	218.5	(18.2)	596.7	(40.2)
Commercial mortgage-backed	290.7	(33.2)	109.3	(23.3)	400.0	(56.5)
Residential mortgage-backed	371.3	(31.7)	58.6	(23.4)	429.9	(55.1)
U.S. corporate	2,266.6	(206.3)	370.3	(111.6)	2,636.9	(317.9)
Foreign corporate	843.9	(79.0)	251.8	(66.4)	1,095.7	(145.4)
Total fixed maturity securities	$4,555.1	$(395.0)	$1,160.3	$(263.3)	$5,715.4	$(658.3)

	December 31, 2021
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$31.5	$(0.1)	$—	$—	$31.5	$(0.1)
States, municipalities and political subdivisions	48.1	(0.7)	—	—	48.1	(0.7)
Foreign governments	216.0	(4.1)	4.0	(0.1)	220.0	(4.2)
Asset-backed	257.7	(2.1)	9.8	(0.2)	267.5	(2.3)
Commercial mortgage-backed	274.8	(2.9)	2.0	(0.4)	276.8	(3.3)
Residential mortgage-backed	94.0	(1.5)	10.0	(0.2)	104.0	(1.7)
U.S. corporate	687.8	(13.1)	15.2	(0.9)	703.0	(14.0)
Foreign corporate	394.0	(8.6)	6.7	(0.3)	400.7	(8.9)
Total fixed maturity securities	$2,003.9	$(33.1)	$47.7	$(2.1)	$2,051.6	$(35.2)

Total gross unrealized losses represented approximately 12% and 2% of the aggregate fair value of the related securities as of December 31, 2022 and 2021, respectively. Approximately 60% and 94% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2022 and 2021, respectively. The total gross unrealized losses are comprised of 3,826 and 1,202 individual securities as of December 31, 2022 and 2021, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of December 31, 2022 and December 31, 2021 were related to non-credit factors and therefore, did not recognize credit-related losses during the year ended December 31, 2022. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2022, by contractual maturity, is shown below:

	December 31, 2022
	Cost or Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$144.2	$142.9
Due after one year through five years	1,588.2	1,510.9
Due after five years through ten years	2,099.7	1,864.9
Due after ten years	963.2	770.1
Total	4,795.3	4,288.8
Asset-backed	636.9	596.7
Commercial mortgage-backed	456.5	400.0
Residential mortgage-backed	485.0	429.9
Total	$6,373.7	$5,715.4

 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of December 31, 2022, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of Texas, California and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $0.1 million to $9.7 million as of December 31, 2022 and from $0.1 million to $9.6 million as of December 31, 2021.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at December 31, 2022 and 2021, respectively.

	December 31, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$44.0	$45.1	$—	$—	$—	$76.0	$165.1	55.5%
71% to 80%	32.7	75.7	2.7	—	4.6	—	115.7	38.9%
81% to 95%	—	14.7	—	—	—	—	14.7	5.0%
Greater than 95%	—	—	—	—	—	1.9	1.9	0.6%
Total	$76.7	$135.5	$2.7	$—	$4.6	$77.9	$297.4	100.0%

	December 31, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$24.2	$11.7	$—	$—	$—	$50.8	$86.7	29.2%
1.5 to 2.0	26.8	11.6	—	—	4.6	6.6	49.6	16.7%
1.0 to 1.5	25.7	63.0	—	—	—	13.7	102.4	34.4%
Less than 1.0	—	49.2	2.7	—	—	6.8	58.7	19.7%
Total	$76.7	$135.5	$2.7	$—	$4.6	$77.9	$297.4	100.0%

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
As of December 31, 2022, the Company had mortgage loan commitments outstanding of approximately $7.9 million.
The Company had short-term investments and fixed maturity securities of $506.1 million and $537.4 million as of December 31, 2022 and 2021, respectively, on deposit with various governmental authorities as required by law.

9. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs. There were no consolidated VIEs as of December 31, 2022 and 2021.
Non-Consolidated VIEs
Real Estate Joint Venture and Other Partnerships
The Company invests in real estate joint ventures and limited partnerships, as well as closed ended real estate funds. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2022 and 2021, the Company’s maximum exposure to loss is its recorded carrying value of $242.3 million and $249.3 million, respectively. The Company’s unfunded commitments were $143.6 million as of December 31, 2022.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC plan, and the ADC and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2022
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$86.4	$—		$86.4		$—
States, municipalities and political subdivisions	137.5	—		137.5		—
Foreign governments	396.3	—		396.3		—
Asset-backed	696.3	—		635.9		60.4
Commercial mortgage-backed	402.3	—		402.3		—
Residential mortgage-backed	438.0	—		438.0		—
U.S. corporate	2,961.1	—		2,932.3		28.8
Foreign corporate	1,165.8	—		1,158.4		7.4
Equity securities:
Mutual funds	32.7	32.7		—		—
Common stocks	23.9	23.2		0.7		—
Non-redeemable preferred stocks	224.7	—		224.7		—
Short-term investments	119.9	72.2	(2)	47.7	(3)	—
Other investments	60.3	60.1	(1)	—		0.2
Cash equivalents	789.1	647.3	(2)	141.8	(3)	—
Assets held in separate accounts	10.1	4.8	(1)	5.3	(3)	—
Total financial assets	$7,544.4	$840.3		$6,607.3		$96.8

Financial Liabilities
Other liabilities	$75.3	$60.1	(1)	$0.2		$15.0	(5)
Liabilities related to separate accounts	10.1	4.8	(1)	5.3	(3)	—
Total financial liabilities	$85.4	$64.9		$5.5		$15.0

	December 31, 2021
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$85.0	$—		$85.0		$—
States, municipalities and political subdivisions	148.5	—		148.5		—
Foreign governments	437.7	—		437.7		—
Asset-backed	423.0	—		423.0		—
Commercial mortgage-backed	473.7	—		473.7		—
Residential mortgage-backed	601.9	—		601.9		—
U.S. corporate	3,803.1	—		3,799.7		3.4
Foreign corporate	1,242.4	—		1,238.8		3.6
Equity securities:
Mutual funds	33.3	33.3		—		—
Common stocks	151.1	15.5		0.7		134.9	(6)
Non-redeemable preferred stocks	261.3	—		261.3		—
Short-term investments	207.2	200.1	(2)	7.1		—
Other investments	72.6	72.4	(1)	—		0.2
Cash equivalents	1,243.9	1,190.9	(2)	53.0	(3)	—
Other assets	1.7	—		1.7	(4)	—
Assets held in separate accounts	11.8	7.7	(1)	4.1	(3)	—
Total financial assets	$9,198.2	$1,519.9		$7,536.2		$142.1

Financial Liabilities
Other liabilities	$76.4	$72.4	(1)	$—		$4.0	(5)
Liabilities related to separate accounts	11.8	7.7	(1)	4.1	(3)	—
Total financial liabilities	$88.2	$80.1		$4.1		$4.0
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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$—	$0.2	$(1.5)	$11.6	$(4.5)	$54.6	$—	$60.4
U.S. corporate	3.4	—	(0.4)	6.7	(0.5)	19.6	—	28.8
Foreign corporate	3.6	—	(0.3)	—	(0.3)	4.4	—	7.4
Equity Securities
Common stock	134.9	1.1	—	0.2	(1.2)	—	(135.0)	—
Other investments	0.2	—	—	—	—	—	—	0.2
Financial Liabilities
Other liabilities	(4.0)	(11.2)	—	—	0.2	—	—	(15.0)
Total level 3 assets and liabilities	$138.1	$(9.9)	$(2.2)	$18.5	$(6.3)	$78.6	$(135.0)	$81.8

	Year Ended December 31, 2021
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Foreign governments	$0.4	$—	$—	$—	$—	$—	$(0.4)	$—
Asset-backed	—	—	—	1.5	—	—	(1.5)	—
Commercial mortgage-backed	8.7	(1.9)	0.3	—	—	—	(7.1)	—
U.S. corporate	12.0	0.2	(0.5)	0.6	(1.2)	3.4	(11.1)	3.4
Foreign corporate	3.9	—	(0.1)	—	(0.2)	1.1	(1.1)	3.6
Equity Securities
Common stock (4)	1.2	85.6	—	—	—	48.1	—	134.9
Non-redeemable preferred stocks	1.1	—	—	1.1	(2.2)	—	—	—
Other investments	0.1	0.1	—	—	—	—	—	0.2
Financial Liabilities
Other liabilities	(2.7)	(1.3)	—	—	—	—	—	(4.0)
Total level 3 assets and liabilities	$24.7	$82.7	$(0.3)	$3.2	$(3.6)	$52.6	$(21.2)	$138.1

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
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2022 and 2021 consisted of mutual funds and related obligations, money market funds and common stocks that are publicly listed and/or actively traded in an established market.
Level 2 Securities
The Company values Level 2 securities using various observable market inputs obtained from a pricing service or asset manager. They prepare estimates of fair value measurements for the Company’s Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. The fair value measurements and disclosures guidance defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The Company uses the following observable market inputs (“standard inputs”), listed in the approximate order of priority, in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research data. Further details for Level 2 investment types follow:
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
Commercial mortgage-backed, residential mortgage-backed and asset-backed: Commercial mortgage-backed, residential mortgage-backed and asset-backed securities are priced by the Company’s pricing service and asset managers using monthly payment information and collateral performance information in addition to the standard inputs. Additionally, commercial mortgage-backed securities and asset-backed securities utilize new issue data while residential mortgage-backed securities utilize vendor trading platform data.
U.S. and foreign corporate: Corporate securities are priced by the Company’s pricing service using standard inputs. Non-investment grade securities within this category are priced by the Company’s pricing service and asset managers using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs. Certain privately placed corporate bonds are priced by a non-pricing service source using a model with observable inputs including the credit rating, credit spreads, sector add-ons, and issuer specific add-ons.
Non-redeemable preferred stocks: Non-redeemable preferred stocks are priced by the Company’s pricing service using observations of equity and credit default swap curves related to the issuer in addition to the standard inputs.
Short-term investments, cash equivalents, assets held in separate accounts and liabilities related to separate accounts: To price the fixed maturity securities and related obligations in these categories, the pricing service utilizes the standard inputs.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2022 and 2021 consisted of $96.6 million and $141.9 million, respectively, of fixed maturity and equity securities. As of December 31, 2022, the Level 3 fixed maturity securities and equities securities are priced using non-binding third-party quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable. As of December 31, 2021, $133.7 million of the common stock equity securities were priced using a model that incorporates time to exit, discount rate and volatility to calculate fair values which include a discount associated with lock up agreements. The remaining Level 3 fixed maturity securities and equities securities were priced using non-binding third-party quotes.
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
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2022 or 2021.
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
Disclosures for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company also measures the fair value of certain assets and liabilities, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may be affected. These assets include commercial mortgage loans, equity investments accounted for under the measurement alternative, goodwill and finite-lived intangible assets.
In 2022 and 2021, as a result of third-party market observable transactions that were of the same issuer and determined to be similar, the Company marked certain of its equity investments accounted for under the measurement alternative to fair value. The carrying value of investments under the measurement alternative marked to fair value on a non-recurring basis as of December 31, 2022 and 2021 was $40.8 million and $41.8 million, respectively. Given the significant unobservable inputs involved in valuation of these investments, they are classified in Level 3 of the fair value hierarchy. Generally, these valuations utilize the market approach, or an option pricing model backsolve method, which is a valuation approach that can be used to determine the value of common shares for companies with complex capital structures in which there have not been any recent transactions involving common shares. Inputs include capitalization tables, investment past and future performance projections, time to exit, discount rate and volatility based upon an appropriate industry group. For the year ended December 31, 2022, the Company recorded fair value increases of $19.5 million related to three market observable transactions of three investments.

For the year ended December 31, 2021, the Company recorded fair value increases of $25.1 million related to four market observable transactions of four investments and a fair value decrease of $0.8 million related to one market observable transaction.
In 2022 and 2021, as a result of a qualitative analysis indicating an impairment existed, the Company performed a quantitative analysis utilizing a probability weighted scenario model and determined certain investments were impaired. Model inputs include capitalization tables, investment past and future company performance projections, and discount rate. Based upon model outputs, impairments of $3.0 million and $1.0 million were recorded for the years ended December 31, 2022 and 2021, respectively.
Refer to Note 15 for the results of the 2022 goodwill impairment testing.
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

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$295.6	$278.2	$—	$—	$278.2
Other investments	6.7	6.7	1.6	—	5.1
Other assets	12.7	12.7	—	—	12.7
Total financial assets	$315.0	$297.6	$1.6	$—	$296.0

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.0	$8.4	$—	$—	$8.4
Funds held under reinsurance	366.6	366.6	366.6	—	—
Debt	2,129.9	1,932.7	—	1,932.7	—
Total financial liabilities	$2,504.5	$2,307.7	$366.6	$1,932.7	$8.4

	December 31, 2021
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$256.5	$266.0	$—	$—	$266.0
Other investments	4.2	4.2	2.0	—	2.2
Other assets	24.9	24.9	—	—	24.9
Total financial assets	$285.6	$295.1	$2.0	$—	$293.1

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.5	$9.6	$—	$—	$9.6
Funds held under reinsurance	364.2	364.2	364.2	—	—
Debt	2,202.5	2,456.3	—	2,456.3	—
Total financial liabilities	$2,575.2	$2,830.1	$364.2	$2,456.3	$9.6
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

11. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2022	2021
Insurance premiums receivable	$2,304.9	$1,878.0
Other receivables	110.7	73.9
Allowance for credit losses	(9.2)	(9.4)
Total	$2,406.4	$1,942.5

12. Income Taxes
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Pre-tax income:
Domestic	$250.4	$618.0	$440.4
Foreign	99.5	153.3	137.7
Total pre-tax income	$349.9	$771.3	$578.1

	Years Ended December 31,
	2022	2021	2020
Current expense (benefit):
Federal and state	$(23.5)	$0.6	$(182.5)
Foreign	33.0	36.1	38.8
Total current expense (benefit)	9.5	36.7	(143.7)
Deferred expense (benefit):
Federal and state	65.7	123.4	192.0
Foreign	(1.9)	8.3	10.4
Total deferred expense (benefit)	63.8	131.7	202.4
Total income tax expense (benefit)	$73.3	$168.4	$58.7

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Federal income tax rate:	21.0%	21.0%	21.0%
Reconciling items:
Non-taxable investment income	(0.4)	(0.3)	(0.3)
Foreign earnings (1)	2.2	1.0	1.4
Non-deductible compensation	0.8	0.7	0.7
Change in liability for prior year tax (2)	(2.8)	(0.4)	(0.5)
Change in valuation allowance (3)	(0.4)	(0.2)	1.2
Net operating loss carryback - CARES Act (4)	—	—	(13.7)
Other	0.5	—	0.4
Effective income tax rate:	20.9%	21.8%	10.2%

(1)Results for 2022, 2021, and 2020 primarily include the impact of foreign earnings taxed at different rates.
(2)The change in liability for prior year tax is primarily related to a foreign derived intangible income (“FDII”) benefit of $9.2 million taken on an amended 2019 income tax return.
(3)The change in valuation allowance in 2020 is primarily related to an additional valuation allowance of $6.7 million related to Iké.
(4)The CARES Act includes a five year net operating loss (“NOL”) carryback provision, which enabled the Company to benefit from certain losses and remeasure certain deferred tax assets and liabilities at the former federal tax rate of 35%. In 2020, the Company recorded a tax benefit related to the NOL carryback provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$(18.5)	$(15.6)	$(12.5)
Additions based on tax positions related to the current year	(0.6)	(0.6)	(0.5)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(0.2)	(5.9)	(2.7)
Reductions for tax positions of prior years	0.8	3.6	0.1
Lapses	—	—	—
Balance at end of year	$(18.5)	$(18.5)	$(15.6)

Total unrecognized tax benefits of $20.4 million, $19.9 million and $17.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2022, 2021, and 2020, the Company recognized approximately $0.7 million, $(0.1) million and $1.5 million, respectively, of interest expense (benefit) related to income tax matters. The Company had $2.4 million, $1.7 million and $1.8 million of interest accrued as of December 31, 2022, 2021 and 2020, respectively. The Company had no penalties accrued as of December 31, 2022 and 2021 and $0.8 million of penalties accrued as of December 31, 2020.
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
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2022	2021
Deferred Tax Assets
Policyholder and separate account reserves	$610.6	$642.2
Net operating loss carryforwards	42.3	78.8
Investments, net	—	9.4
Net unrealized appreciation on securities	141.1	—
Credit carryforwards	9.5	26.3
Employee and post-retirement benefits	7.0	17.3
Compensation related	38.3	37.5
Capital loss carryforwards	5.2	0.3
Other	44.6	47.1
Total deferred tax assets	898.6	858.9
Less valuation allowance	(23.6)	(25.1)
Deferred tax assets, net of valuation allowance	875.0	833.8
Deferred Tax Liabilities
Deferred acquisition costs	(1,300.0)	(1,325.8)
Investments, net	(9.6)	—
Net unrealized appreciation on securities	—	(90.1)
Intangible assets	(110.9)	(101.1)
Total deferred tax liabilities	(1,420.5)	(1,517.0)
Net deferred income tax liabilities	$(545.5)	$(683.2)

A cumulative valuation allowance of $23.6 million existed as of December 31, 2022 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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

The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2022	2021
Federal net operating loss carryforwards (1)	$18.4	$203.6
Foreign net operating loss carryforwards (2)	$154.6	$142.1
(1)Of the $18.4 million as of December 31, 2022, $18.4 million of net operating losses expires between 2035 and 2038.
(2)Of the $154.6 million as of December 31, 2022, $41.0 million expires between 2022 and 2037, and $113.6 million has an unlimited carryforward.

13. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2022	2021	2020
Beginning balance	$8,811.0	$7,393.5	$6,121.5
Costs deferred	4,528.7	4,685.5	4,028.4
Amortization	(3,662.6)	(3,268.0)	(2,756.4)
Ending balance	$9,677.1	$8,811.0	$7,393.5

14. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2022	2021
Land	$10.0	$10.0
Buildings and improvements	229.4	235.5
Furniture, fixtures and equipment	119.7	129.9
Software	693.4	541.6
Total	1,052.5	917.0
Less accumulated depreciation	(407.4)	(355.6)
Total	$645.1	$561.4

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $86.3 million, $73.8 million and $56.1 million, respectively. Depreciation expense is included in underwriting, selling, general and administrative expenses in the consolidated statements of operations.

15. Goodwill
The Company has assigned goodwill to its reporting units for impairment testing purposes. The Company has four reporting units consisting of three reporting units within the Global Lifestyle operating segment, including Connected Living, Global Automotive and Global Financial Services, as well as Global Housing (whereby the reporting unit for impairment testing was at the operating segment level). In second quarter of 2022, $7.8 million of goodwill, previously included in Global Housing, was allocated to the sharing economy and small commercial businesses which are now included within non-core operations in Corporate and Other.

Quantitative Impairment Testing
For the annual October 1, 2022 goodwill impairment test, the Company performed quantitative tests for all reporting units with goodwill (Connected Living, Global Automotive, Global Financial Services and Global Housing).
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
While DDM and Guideline Company valuation methodologies were considered in assessing fair value, the DDM was weighted more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise, and also considering the lack of directly-comparable peer companies. Based on the quantitative assessment performed as of October 1, 2022, the Company concluded that the estimated fair values of the Global Lifestyle and Global Housing reporting units exceeded their respective book values and therefore determined that the assigned goodwill was not impaired.
Sharing Economy and Small Commercial Businesses Impairment
During the fourth quarter of 2022, the Company identified impairment indicators impacting the fair value of the sharing economy and small commercial businesses, including a decline in long-term economic performance. The fair value of the sharing economy and small commercial businesses was determined using a discounted cash flow method which calculated the present value of the run-off results and considered all aspects of the business including investment assumptions. The fair value calculated in the fourth quarter of 2022 was lower than the carrying value of the run-off businesses, resulting in the pre-tax and after-tax impairment charge of the entire goodwill of $7.8 million. The goodwill impairment charge is reported separately in the consolidated statements of operations for the year ended December 31, 2022, with a corresponding reduction to goodwill in the consolidated balance sheet as of December 31, 2022.
A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Corporate and Other	Consolidated
Balance at December 31, 2020 (2)	$2,209.8	$379.5	$—	$2,589.3
Acquisitions (3)	(10.4)	—	—	(10.4)
Foreign currency translation and other	(7.3)	—	—	(7.3)
Balance at December 31, 2021 (2)	2,192.1	379.5	—	2,571.6
Acquisitions (3)	15.2	37.4	—	52.6
Impairments (4)	—	—	(7.8)	(7.8)
Foreign currency translation and other (4)	(13.4)	(7.8)	7.8	(13.4)
Balance at December 31, 2022 (2)	$2,193.9	$409.1	$—	$2,603.0

(1)As of December 31, 2022, $689.1 million, $1,432.9 million and $71.9 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services reporting unit, respectively. As of December 31, 2021, $698.7 million, $1,420.5 million and $72.9 million of goodwill was assigned to the Connected Living, Global Automotive and Global Financial Services reporting unit, respectively.
(2)Consolidated goodwill reflects $1,413.7 million of accumulated impairment losses at December 31, 2022 and $1,405.9 million of accumulated impairment losses at December 31, 2021 and 2020, respectively.
(3)The change during the year ended December 31, 2021 includes the application of measurement period adjustments, mainly related to the 2020 Hyla acquisition. The change during the year ended December 31, 2022 includes goodwill from the acquisition of ALI and a less significant acquisition. For further information, refer to Note 3.
(4)The change during the year ended December 31, 2022 includes $7.8 million of goodwill being moved from Global Housing to Corporate and Other as part of the transfer of the sharing economy and small commercial businesses, previously reported through the Company’s Global Housing segment.

16. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$583.4	$1,152.2	$1,993.7
Additions	1.9	—	—
Amortization, net of interest accrued	(322.8)	(567.9)	(835.7)
Foreign currency translation and other	0.3	(0.9)	(5.8)
Ending balance	$262.8	$583.4	$1,152.2
As of December 31, 2022, the outstanding VOBA balance is primarily related to the 2018 acquisition of TWG within the Global Lifestyle segment.
As of December 31, 2022, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2023	$178.2
2024	76.7
2025	3.7
2026	1.7
2027	1.4
Thereafter	1.1
Total	$262.8
Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2022			2021
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Purchased intangible assets	$956.5	$(420.2)	$536.3	$930.6	$(350.6)	$580.0
Operating intangible assets	154.1	(62.1)	92.0	227.0	(99.9)	127.1
Total finite-lived intangible assets	1,110.6	(482.3)	628.3	1,157.6	(450.5)	707.1
Total indefinite-lived intangible assets	10.6	—	10.6	12.1	—	12.1
Total other intangible assets	$1,121.2	$(482.3)	$638.9	$1,169.7	$(450.5)	$719.2

Purchased intangible assets primarily consist of contract based and customer related intangibles related to acquisitions over the past few years. Operating intangible assets primarily consist of customer related intangibles. These intangible assets are amortized over their useful lives.
Amortization of other intangible assets is as follows as of the dates indicated:

	Years Ended December 31,
	2022	2021	2020
Purchased intangible assets	$69.7	$65.8	$52.7
Operating intangible assets	24.8	23.1	21.2
Total	$94.5	$88.9	$73.9
The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Purchased Intangible Assets	Operating Intangible Assets	Total
2023	$75.5	$18.1	$93.6
2024	71.7	18.3	90.0
2025	66.9	17.8	84.7
2026	62.4	14.9	77.3
2027	50.2	12.9	63.1
Thereafter	209.6	10.0	219.6
Total other intangible assets with finite lives	$536.3	$92.0	$628.3

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
Non-core Operations
Short duration contracts in non-core operations consist of the sharing economy and small commercial products previously reported within Global Housing. While the contracts are classified as short duration, the coverages were predominantly commercial liability and have a long reporting and settlement tail compared to property coverages which make up most of the Company’s core operations.
The reserving methodology described for continuing short duration business is applicable for non-core operations. Given the nature of commercial liability coverages and its relatively long claim runoff duration, additional emphasis is placed on social inflation impacts and analysis of individual case reserve adequacy on known claims. This is done through use of average cost per claim methods that include allowance for future inflation impacts, detailed open claim inventory analysis, and leveraging industry development patterns to supplement the Company’s own historical claims experience.
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
Long Duration Contracts
Disposed and Runoff Long Duration Insurance Lines
The Company has long-term care exposures which are fully reinsured within the disposed business. The Company also has universal life and annuity products that are no longer offered and are in runoff. Reserves have been established based on the following assumptions: interest rates credited on annuities were at guaranteed rates, ranging from 3.5% to 4.0%, except for a limited number of policies with guaranteed crediting rates of 4.5%; all annuity policies are past the surrender charge period; crediting interest rates on universal life fund are at guaranteed rates of 4.0% to 4.1%; and universal life funds are subject to surrender charges that vary by product, age, sex, year of issue, risk class, face amount and grade to zero over a period not longer than 20 years.
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and are comprised of case and IBNR reserves. These balances do not include the recoverable amounts related to certain high deductible policies in the sharing economy business, included in the non-core operations, for which the Company is responsible for paying the entirety of the claim and is subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2022, the Company had exposure of $379.1 million of reserves below the deductible that it would be responsible for if the clients were to default on their contractual obligation to pay the deductible. Refer to Note 5 for more information on the evaluation of the credit risk exposure from these recoverables.
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

	Years Ended December 31,
	2022	2021	2020
Claims and benefits payable, at beginning of year	$1,604.8	$1,619.9	$1,618.5
Less: Reinsurance ceded and other	(825.9)	(850.5)	(855.2)
Net claims and benefits payable, at beginning of year	778.9	769.4	763.3
Incurred losses and loss adjustment expenses related to:
Current year	2,304.3	2,213.5	2,314.2
Prior years	55.5	(11.6)	(39.0)
Total incurred losses and loss adjustment expenses	2,359.8	2,201.9	2,275.2
Paid losses and loss adjustment expenses related to:
Current year	1,648.1	1,687.3	1,777.6
Prior years	509.4	505.1	491.5
Total paid losses and loss adjustment expenses	2,157.5	2,192.4	2,269.1
Net claims and benefits payable, at end of year	981.2	778.9	769.4
Plus: Reinsurance ceded and other (1) (2)	1,314.7	825.9	850.5
Claims and benefits payable, at end of year (1)	$2,295.9	$1,604.8	$1,619.9
(1)Includes reinsurance recoverables and claims and benefits payable of $424.3 million, $143.8 million and $95.8 million as of December 31, 2022, 2021 and 2020, respectively, which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
(2)The balance reflects a $2.0 million transfer to liabilities held for sale as of December 31, 2021. Refer to Note 4 for additional information.

A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2022	2021	2020
Global Lifestyle	$(43.2)	$(35.2)	$(27.6)
Global Housing	26.7	7.9	(26.6)
Non-core operations	77.4	23.3	21.2
All Other	(5.4)	(7.6)	(6.0)
Total	$55.5	$(11.6)	$(39.0)

The Company experienced net unfavorable loss development for the year ended December 31, 2022 and net favorable loss development for the years ended December 31, 2021 and 2020. Global Lifestyle experienced similar amounts of net favorable development in 2022, 2021 and 2020 of $43.2 million, $35.2 million and $27.6 million, respectively. Global Housing experienced net unfavorable loss development of $26.7 million and $7.9 million in 2022 and 2021, respectively, primarily due to lender-placed homeowners insurance affected by longer claim settlement lags and inflationary impacts. Global Housing experienced net favorable development of $26.6 million in 2020, primarily attributable to prior year reportable catastrophes. The non-core operations, which includes the sharing economy and small commercial businesses, contributed net unfavorable loss development of $77.4 million, $23.3 million, and $21.2 million in 2022, 2021 and 2020, respectively. A more detailed explanation of the claims development from Global Lifestyle, Global Housing and non-core operations is presented below, including claims development by accident year. Reserves for the longer-tail property and casualty coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for claims incurred in prior years.
The following tables represent the Global Lifestyle, Global Housing and non-core operations incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2022. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances.
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
•Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rates at December 31, 2022. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
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
•Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2022 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.
Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2022
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
2018	$1,343.4	$1,319.3	$1,313.3	$1,313.2	$1,320.8	$0.6	10,480,823
2019		1,501.3	1,482.9	1,479.7	1,478.6	1.5	10,538,765
2020			1,427.8	1,398.6	1,399.5	4.1	10,261,636
2021				1,331.5	1,279.2	7.4	10,446,662
2022					1,359.7	139.5	9,146,941
				Total	$6,837.8

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
2018	$1,123.2	$1,294.5	$1,304.5	$1,307.6	$1,316.4
2019		1,281.6	1,463.3	1,470.3	1,472.9
2020			1,206.2	1,382.3	1,389.2
2021				1,106.9	1,265.8
2022					1,139.8
Total					$6,584.1
Outstanding claims and benefits payable before 2018, net of reinsurance					9.1
Claims and benefits payable, net of reinsurance					$262.8

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
85.9%	12.6%	0.6%	0.2%	0.7%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

Using the December 31, 2022 foreign exchange rates for all years, Global Lifestyle experienced $43.2 million of net favorable loss development for the year ended December 31, 2022, compared to net favorable loss development of $35.2 million and $27.6 million for the years ended December 31, 2021 and 2020, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2018. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.

Development from Global Lifestyle is attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. For the year ended December 31, 2022, the Global Lifestyle net favorable development was primarily attributable to reserve releases in Global Automotive ancillary products due to the strong used vehicle market. For the year ended December 31, 2021, the release of reserves associated with potential COVID-19-related claims that have not materialized was a contributing factor. For the year ended December 31, 2020, growth in new business contributed to the net favorable development, as more claims data supported an adjustment to initial loss estimates.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year were $(0.4) million, $(0.7) million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2022
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
2018	$859.0	$841.7	$838.9	$839.7	$842.4	$4.7	226,100
2019		740.3	723.4	724.8	733.4	9.4	206,018
2020			821.2	823.1	852.4	27.8	211,781
2021				807.6	790.6	60.1	209,162
2022					893.7	323.3	199,668
				Total	$4,112.5

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
2018	$594.3	$790.7	$820.9	$828.3	$835.5
2019		489.5	666.8	702.3	719.8
2020			542.2	748.0	810.9
2021				534.9	711.8
2022					491.2
Total					$3,569.2
Outstanding claims and benefits payable before 2018, net of reinsurance					10.6
Claims and benefits payable, net of reinsurance					$553.9

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
67.4%	24.5%	5.5%	1.7%	0.9%
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

For the year ended December 31, 2022, Global Housing experienced $26.7 million of net unfavorable loss development, compared to net unfavorable loss development of $7.9 million and net favorable loss development of $26.6 million for the years ended December 31, 2021 and 2020, respectively. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2018. For the year ended December 31, 2022, the net unfavorable development for Global Housing was attributable to lender placed homeowners insurance due to rising loss costs from inflation impacting recent accident years coupled with lengthening claim settlement lags, and Tropical Storm Eta development from accident year 2020. For the year ended December 31, 2021, the net unfavorable development for

Global Housing was primarily attributable to lender-placed homeowners insurance, partially offset by net favorable development from other products. The net unfavorable development for lender-placed homeowners insurance was primarily attributable to accident year 2020 and was impacted by longer claim settlement lags for water damage claims and inflation. For the year ended December 31, 2020, the net favorable development for Global Housing was primarily attributable to a reserve release from Hurricane Maria (2017) in response to settling claims for less than expected. Net favorable development excluding reportable catastrophes was primarily due to favorable claim frequency trends on lender-placed homeowners insurance and other products.
Non-core Operations Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2022
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
2018	$60.6	$76.3	$79.2	$86.5	$101.0	$6.6	28,095
2019		117.2	133.6	146.8	163.3	18.4	53,255
2020			39.1	40.4	63.2	17.9	28,503
2021				38.9	62.2	24.3	19,838
2022					34.4	23.2	10,747
				Total	$424.1

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2018 Unaudited	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022
2018	$28.2	$63.9	$72.7	$80.6	$87.8
2019		56.7	95.8	116.1	131.3
2020			14.8	22.8	35.4
2021				12.8	27.4
2022					7.2
Total					$289.1
Outstanding claims and benefits payable before 2018, net of reinsurance					0.3
Claims and benefits payable, net of reinsurance					$135.3

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
32.4%	30.3%	17.3%	10.9%	9.1%
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

For the years ended December 31, 2022, 2021 and 2020, non-core operations contributed unfavorable loss development of $77.4 million, $23.3 million, and $21.2 million, including $15.3 million, $16.2 million and $1.2 million from small commercial and $62.1 million, $7.1 million and $20.0 million from sharing economy products, respectively. The Company stopped writing new small commercial business in 2019 and the claims are in runoff. Small commercial reserves were strengthened in 2021 for the 2018 and 2019 accident years following unfavorable trends in case-incurred development on prior reported liability claims and social inflation concerns. For the year ended December 31, 2022, the net unfavorable development from sharing economy was driven by emerging adverse claim development trends on known claims as well as reserve assumption revisions to reflect relevant industry benchmarks. Both sharing economy and small commercial experienced unfavorable development in 2022 on known claims driven by social inflation and the release of the backlog from courts reopening after COVID-19. For the year ended December 31, 2021, the net unfavorable development for sharing economy products and small commercial was due to reserve strengthening associated with prior reported claims and was across multiple accident years. For the year ended December 31, 2020, the net unfavorable development on sharing economy was driven by an unprofitable client that was discontinued.

Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2022
Net outstanding liabilities
Global Lifestyle	$262.8
Global Housing	553.9
Non-core operations	135.3
Other short-duration insurance lines (1)	14.7
Disposed business short-duration insurance lines (Assurant Health)	1.1
Claims and benefits payable, net of reinsurance	967.8

Reinsurance recoverable on unpaid claims
Global Lifestyle (2)	388.9
Global Housing	743.1
Non-core operations	76.4
Other short-duration insurance lines (1)	2.7
Disposed business short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	15.5
Total reinsurance recoverable on unpaid claims	1,226.6

Insurance lines other than short-duration (3)	88.6
Unallocated claim adjustment expense	12.9
Total claims and benefits payable	$2,295.9
(1)Asbestos and pollution reserves represents $16.8 million of the other short-duration insurance lines, with $1.9 million recoveries.
(2)Disposed of property and casualty business represents $150.9 million of the $388.9 million in reinsurance recoverables for Global Lifestyle.
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

18. Reinsurance
In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of the dates indicated:

	December 31,
	2022	2021
Ceded future policyholder benefits and expense	$360.6	$338.4
Ceded unearned premium	5,158.1	4,950.0
Ceded claims and benefits payable	1,312.7	824.0
Ceded paid losses	174.5	68.8
Total	$7,005.9	$6,181.2

A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for the reinsurers in new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2022 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$350.6	$74.7	$305.6	$29.8	$760.7
A or A-	4.2	136.5	93.6	102.5	336.8
B++ or B+	5.7	11.2	2.1	0.1	19.1
Not Rated (1)	0.3	4,939.8	912.4	42.2	5,894.7
Total	360.8	5,162.2	1,313.7	174.6	7,011.3
Less: Allowance	(0.2)	(4.1)	(1.0)	(0.1)	(5.4)
Net reinsurance recoverable	$360.6	$5,158.1	$1,312.7	$174.5	$7,005.9
(1)Not Rated ceded claims and benefits payable included reinsurance recoverables of $424.3 million as of December 31, 2022 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

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
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2022			2021			2020
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$19.3	$17,475.3	$17,494.6	$96.6	$15,813.5	$15,910.1	$34.4	$14,879.6	$14,914.0
Premiums assumed	—	196.7	196.7	—	168.5	168.5	—	133.3	133.3
Premiums ceded	(12.3)	(8,913.7)	(8,926.0)	(88.5)	(7,418.0)	(7,506.5)	(25.8)	(6,743.6)	(6,769.4)
Net earned premiums	$7.0	$8,758.3	$8,765.3	$8.1	$8,564.0	$8,572.1	$8.6	$8,269.3	$8,277.9
Direct policyholder benefits	$55.6	$7,616.8	$7,672.4	$322.2	$5,948.5	$6,270.7	$90.4	$5,585.0	$5,675.4
Policyholder benefits assumed	—	163.4	163.4	—	139.0	139.0	—	122.3	122.3
Policyholder benefits ceded	(51.8)	(5,424.2)	(5,476.0)	(315.0)	(3,892.8)	(4,207.8)	(84.1)	(3,438.4)	(3,522.5)
Net policyholder benefits	$3.8	$2,356.0	$2,359.8	$7.2	$2,194.7	$2,201.9	$6.3	$2,268.9	$2,275.2

The Company had zero invested assets held in trusts or by custodians as of December 31, 2022 and 2021, for the benefit of others related to certain reinsurance arrangements.

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
Business Divestitures
The Company has used reinsurance to sell certain businesses in the past because the businesses shared legal entities with operating segments that the Company retained. Assets supporting liabilities ceded relating to these businesses are mainly held in trusts. If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts and/or the separate accounts, if any, would be insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverables relating to these divestitures amounted to $626.4 million as of December 31, 2022, of which $436.5 million was attributable to John Hancock, which reinsures the long-term care business and has an A.M. Best financial strength rating of A+ with a stable outlook.
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
As of December 31, 2022, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of John Hancock and the Company has not been obligated to fulfill any of its obligations. John Hancock has paid its obligations when due and there have been no disputes.

19. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	225.0	224.7	300.0	299.0
4.90% Senior Notes due March 2028	300.0	297.8	300.0	297.5
3.70% Senior Notes due February 2030	350.0	347.6	350.0	347.3
2.65% Senior Notes due January 2032	350.0	346.7	350.0	346.4
6.75% Senior Notes due February 2034	275.0	272.5	275.0	272.4
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (1)	400.0	396.5	400.0	395.9
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.0
Total Debt		$2,129.9		$2,202.5

(1)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter. Under the terms of the debt agreement, a substitute or successor base rate will be used if the LIBOR base rate has been discontinued.

For the years ended December 31, 2022, 2021 and 2020, interest expense was $108.3 million, $111.8 million and $104.5 million, respectively. Interest expense includes derivative related activities described in the interest rate derivatives section below. There was $32.3 million and $33.9 million of accrued interest as of December 31, 2022 and 2021, respectively.
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
In March 2018, the Company issued the following three series of senior notes with an aggregate principal amount of $900.0 million:
•The first series of senior notes was redeemed in advance of the original maturity in March 2021.
•2023 Senior Notes: The second series of senior notes is $300.0 million in principal amount, bears interest at 4.20% per year, matures in September 2023 and was issued at a 0.233% discount to the public (the “2023 Senior Notes”). Interest on the 2023 Senior Notes is payable semi-annually. Prior to August 2023, the Company may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2023 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest. In June 2022, the Company redeemed $75.0 million of the $300.0 million then outstanding aggregate principal amount of the 2023 Senior Notes at a make-whole premium plus accrued and unpaid interest to the redemption date. In connection with the redemption, the Company recognized a loss on extinguishment of debt of $0.9 million.
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
In March 2013, the Company issued two series of senior notes, one of which was repaid at maturity in March 2018. The second series was $350.0 million in aggregate principal amount, was issued at a 0.365% discount to the public, bore interest at 4.00% per year and was to mature in March 2023. In July 2021, we used the proceeds from the issuance of the 2032 Senior Notes, along with cash on hand, to redeem all of the $350.0 million outstanding aggregate principal amount. A loss on extinguishment of debt of $20.7 million was reported for the year ended December 31, 2021.
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
2048 Subordinated Notes: In March 2018, the Company issued fixed-to-floating rate subordinated notes due March 2048 with principal amount of $400.0 million (the “2048 Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The 2048 Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. Under the terms of the debt agreement, a substitute or successor base rate will be used if the LIBOR base rate has been discontinued. On or after March 2028, the Company may redeem the 2048 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest, provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, the Company may redeem the 2048 Subordinated Notes in whole but not in part, within 90 days after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2048 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event, 102% of their principal amount and (ii) with respect to a tax event or a regulatory capital event, their principal amount plus accrued and unpaid interest.
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
Credit Facility and Commercial Paper Program
The Company has a $500.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks arranged by JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $500.0 million, which may be increased up to $700.0 million. The Credit Facility is available until December 2026, provided the Company is in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the Company’s commercial paper program or for general corporate purposes.
The Company made no borrowings using the Credit Facility during the year ended December 31, 2022 and no loans were outstanding as of December 31, 2022.
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $499.8 million was available at December 31, 2022, and $0.2 million letters of credit were outstanding.
The Company did not use the commercial paper program during the years ended December 31, 2022 or 2021 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2022 or 2021.
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
Interest Rate Derivatives
In March 2018, the Company exercised a series of derivative transactions it had entered into in 2017 to hedge the interest rate risk related to expected borrowing to finance the TWG acquisition. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized a deferred gain of $26.7 million upon settlement that was reported through other comprehensive income. The deferred gain is being recognized as a reduction in interest expense related to the 2023 Senior Notes, the 2028 Senior Notes and the 2048 Subordinated Notes on an effective yield basis. The amortization of the deferred gain was $3.1 million for the year ended December 31, 2022, and $3.0 million for both of the years ended December 31 2021 and 2020, respectively. The remaining deferred gain as of December 31, 2022 and 2021 was $12.5 million and $15.6 million, respectively.

20. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2022	2021	2020
Shares of common stock outstanding, beginning	55,754,113	57,967,808	59,945,893
Vested restricted stock and restricted stock units, net (1)	179,434	214,116	213,569
Issuance related to performance share units (1)	147,546	91,845	157,155
Issuance related to ESPP	96,846	113,555	90,166
Issuance related to MCPS	—	2,703,911	—
Shares of common stock repurchased	(3,347,558)	(5,337,122)	(2,438,975)
Shares of common stock outstanding, ending	52,830,381	55,754,113	57,967,808
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
During the year ended December 31, 2022, the Company repurchased 3,347,558 shares of the Company’s outstanding common stock at a cost of $567.6 million, exclusive of commissions, leaving $274.5 million remaining under the May 2021 repurchase authorization at December 31, 2022. During the years ended December 31, 2021 and 2020, the Company repurchased 5,337,122 and 2,438,975 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $844.4 million and $299.8 million, respectively.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
Mandatory Convertible Preferred Stock
In March 2018, the Company issued 2,875,000 shares of the MCPS, with a par value of $1.00 per share, at a public offering price of $100.00 per share. Each outstanding share of MCPS converted in March 2021 into 0.9405 of common stock, or 2,703,911 common stock in total plus an immaterial amount of cash in lieu of fractional shares. The Company used a portion of its treasury stock for the common stock, using the average cost method to account for the reissuance of such shares.
Dividends on the MCPS were payable on a cumulative basis when, as and if declared, at an annual rate of 6.50% of the liquidation preference of $100.00 per share. The Company paid preferred stock dividends of $4.7 million for the year ended December 31, 2021.

21. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
Long-Term Equity Incentive Plan
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (the “ALTEIP”), as amended and restated in December 2022, the Company is authorized to issue up to 1,840,112 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights, restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.

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
Under the ALTEIP and the related equity grant policy, the Company’s CEO is authorized by the Board to grant common stock, restricted stock and RSUs to employees other than the Company’s Section 16 officers. The Compensation Committee recommends total annual funding and the awards are expressed as a dollar amount converted into shares as of each grant date. Restricted stock and RSUs granted under this program may have different vesting periods.
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of PSUs is estimated using the Monte Carlo simulation model. The number of shares of common stock a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels for 2022, 2021 and 2020 awards can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics.
2022, 2021 and 2020 PSU Performance Goals. The Compensation Committee established total shareholder return and net operating income per diluted share, excluding reportable catastrophes, as the two equally weighted performance measures for PSU awards in 2022, 2021 and 2020. Total shareholder return is defined as appreciation in the Company’s common stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period. Net operating income per diluted common share, excluding reportable catastrophes, is a Company-specific profitability metric and is defined as the Company’s net operating income, excluding reportable catastrophes, divided by the number of fully diluted common shares outstanding at the end of the period. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date and is not tied to the performance of peer companies.
 Restricted Stock Units
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2021	627,434	$113.84
Grants (1)	241,792	172.46
Vests (2)	(279,975)	112.18
Forfeitures and adjustments	(27,649)	140.52
Restricted stock units outstanding at December 31, 2022	561,602	$138.61
Restricted stock units vested, but deferred at December 31, 2022	88,607	$85.54
(1)The weighted average grant date fair value for RSUs granted in 2021 and 2020 was $143.20 and $96.33, respectively.
(2)The total fair value of RSUs vested was $47.0 million, $47.4 million and $32.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table shows a summary of RSU activity during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
RSU compensation expense	$34.9	$32.8	$29.4
Income tax benefit	(6.4)	(5.9)	(5.2)
RSU compensation expense, net of tax	$28.5	$26.9	$24.2

As of December 31, 2022, there was $23.3 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 0.93 years.

Performance Share Units
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding at December 31, 2021	711,116	$110.31
Grants (1)	166,072	217.33
Vests (2)	(245,478)	105.58
Performance adjustment (3)	26,481	108.50
Forfeitures and adjustments	(18,025)	142.92
Performance share units outstanding at December 31, 2022	640,166	$139.01
(1)The weighted average grant date fair value for PSUs granted in 2021 and 2020 was $148.04 and $87.53, respectively.
(2)The total fair value of PSUs vested was $42.8 million, $24.6 million and $24.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table shows a summary of PSU activity during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
PSU compensation expense	$24.8	$31.8	$26.5
Income tax benefit	(3.7)	(3.3)	(2.6)
PSU compensation expense, net of tax	$21.1	$28.5	$23.9

As of December 31, 2022, there was $27.2 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.70 years.
The fair value of PSUs with market conditions was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities for awards granted during the years ended December 31, 2022, 2021 and 2020 were based on the historical prices of the Company’s common stock and peer group. The expected term for grants issued during the years ended December 31, 2022, 2021 and 2020 was assumed to equal the average of the vesting period of the PSUs. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the years ended December 31,
	2022	2021	2020
Expected volatility	33.82%	34.14%	27.23%
Expected term (years)	2.80	2.79	2.79
Risk free interest rate	2.09%	0.29%	0.41%

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

The ESPP is offered to individuals who are scheduled to work a certain number of hours per week, have been continuously employed for at least six months by the start of the offering period, are not temporary employees (classified as temporary and employed less than 12 months) and have not been on a leave of absence for more than 90 days immediately preceding the offering period.
In January 2023, the Company issued 65,508 shares of common stock at a discounted price of $112.55 for the offering period of July 1, 2022 through December 31, 2022. In January 2022, the Company issued 46,460 shares of common stock at a discounted price of $140.27 for the offering period of July 1, 2021 through December 31, 2021.
In July 2022, the Company issued 50,385 shares of common stock to employees at a discounted price of $140.64 for the offering period of January 1, 2022 through June 30, 2022. In July 2021, the Company issued 53,802 shares of common stock to employees at a discounted price of $118.90 for the offering period of January 1, 2021 through June 30, 2021.
The compensation expense recorded related to the ESPP was $3.0 million, $2.2 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The related income tax benefit for disqualified disposition was $0.1 million for the years ended December 31, 2022, 2021 and 2020.
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

	For awards issued during the years ended December 31,
	2022	2021	2020
Expected volatility	20.96 - 25.05%	24.56 - 28.67%	16.38 - 52.04%
Risk free interest rates	0.22 - 2.52%	0.06 - 0.09%	0.17 - 1.57%
Dividend yield	1.54 - 1.73%	1.67 - 1.98%	1.89 - 2.46%
Expected term (years)	0.5	0.5	0.5

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

22. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2022
	Foreign currency translation adjustment	Net unrealized gains (losses) on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(67.1)	(808.7)	—	9.0	(866.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	38.9	(2.6)	(5.7)	30.6
Net current-period other comprehensive income (loss)	(67.1)	(769.8)	(2.6)	3.3	(836.2)
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)

	Year Ended December 31, 2021
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	(31.0)	(215.9)	—	17.3	(229.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	(625.1)	(2.3)	(2.5)	(630.2)
Net current-period other comprehensive income (loss)	(31.3)	(841.0)	(2.3)	14.8	(859.8)
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)

	Year Ended December 31, 2020
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2019	$(358.9)	$872.0	$17.1	$(118.7)	$411.5
Change in accumulated other comprehensive income (loss) before reclassifications	24.9	233.5	—	15.8	274.2
Amounts reclassified from accumulated other comprehensive income (loss)	38.4	(7.9)	(2.4)	(4.0)	24.1
Net current-period other comprehensive income (loss)	63.3	225.6	(2.4)	11.8	298.3
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2022	2021	2020
Foreign currency translation adjustment	$—	$(0.8)	$38.4	Underwriting, selling, general and administrative expenses (see Note 4)
	—	0.5	—	Provision for income taxes
	$—	$(0.3)	$38.4	Net of tax
Net unrealized gains (losses) on securities	$49.2	$(797.8)	$(10.0)	Net realized (losses) gains on investments and fair value changes to equity securities
	(10.3)	172.7	2.1	Provision for income taxes
	$38.9	$(625.1)	$(7.9)	Net of tax
Unrealized gains on derivative transactions	$(3.2)	$(2.8)	$(2.9)	Interest expense
	0.6	0.5	0.5	Provision for income taxes
	$(2.6)	$(2.3)	$(2.4)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$4.4	$7.2	$5.1	(1)
Amortization of prior service credit	(13.5)	(13.5)	(11.3)	(1)
Settlement loss	1.9	3.1	1.0	(1)
	(7.2)	(3.2)	(5.2)	Total before tax
	1.5	0.7	1.2	Provision for income taxes
	$(5.7)	$(2.5)	$(4.0)	Net of tax
Total reclassifications for the period	$30.6	$(630.2)	$24.1	Net of tax
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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2022	2021	2020
Property and casualty companies	$283.5	$468.0	$445.5
Life and health companies	20.0	18.6	98.3
Total statutory net income (1)	$303.5	$486.6	$543.8
(1)There was no statutory net income for the years ended December 31, 2022 and 2021 from the insurance entities included in the disposed Global Preneed business due to the August 2021 sale.

	December 31,
	2022	2021
Property and casualty companies	$1,472.2	$1,529.1
Life and health companies	80.2	120.3
Total statutory capital and surplus (1)	$1,552.4	$1,649.4
(1)There was no statutory capital and surplus as of December 31, 2022 and 2021 from the insurance entities included in the disposed Global Preneed business.

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
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S domiciled insurance subsidiaries could pay to the Company in 2023 without regulatory approval is approximately $344.7 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.
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
As of December 31, 2022, the TAC of each of the Company’s insurance subsidiaries exceeded the Company Action Level and no trend tests that would require regulatory action were violated. As of December 31, 2022, the TAC of the Company’s property and casualty companies subject to RBC requirements was $85.4 million. The corresponding Authorized Control Level was $11.5 million. As of December 31, 2022, the TAC of the Company’s life and health companies subject to RBC requirements was $1.47 billion. The corresponding Authorized Control Level was $304.3 million.

24. Retirement and Other Employee Benefits
Defined Benefit Plans
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2022, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2023. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2022.
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

The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2022	2021	2022	2021
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(832.3)	$(895.3)	$(15.3)	$(21.3)
Interest cost	(18.0)	(15.2)	(0.1)	(0.1)
Amendments	—	—	—	—
Settlements	—	15.7	—	—
Actuarial gain (1)	187.3	28.0	0.6	1.5
Benefits paid	64.5	34.5	4.9	4.6
Projected benefit obligation at end of year	$(598.5)	$(832.3)	$(9.9)	$(15.3)
Change in plan assets
Fair value of plan assets at beginning of year	$827.5	$852.8	$40.9	$44.3
Actual return on plan assets	(139.9)	20.7	(6.8)	1.0
Employer contributions	20.0	5.5	0.2	0.2
Settlements	—	(15.7)	—	—
Benefits paid (including administrative expenses)	(65.8)	(35.8)	(4.9)	(4.6)
Fair value of plan assets at end of year	$641.8	$827.5	$29.4	$40.9
Funded status at end of year	$43.3	$(4.8)	$19.5	$25.6
(1)In 2022, the actuarial gain in the Pension Benefits was primarily due to the significant increase in the discount rate as detailed below.

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.
As of December 31, 2022 and 2021, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Fair value of plan assets	$641.8	$827.5	$—	$—	$641.8	$827.5
Projected benefit obligation	(547.7)	(752.7)	(50.8)	(79.6)	(598.5)	(832.3)
Funded status at end of year	$94.1	$74.8	$(50.8)	$(79.6)	$43.3	$(4.8)
Accumulated benefit obligation	$547.7	$752.7	$50.8	$79.6	$598.5	$832.3

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2022	2021	2022	2021
Assets	$94.1	$74.8	$19.5	$25.6
Liabilities	$(50.8)	$(79.6)	$—	$—

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2022	2021	2020	2022	2021	2020
Net (loss) gain	$(137.5)	$(163.2)	$(194.2)	$(2.1)	$6.2	$5.9
Prior service (cost) credit	(0.4)	(0.4)	(0.4)	27.2	40.8	54.3
	$(137.9)	$(163.6)	$(194.6)	$25.1	$47.0	$60.2

Components of net periodic benefit cost, recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Pension Benefits			Retirement Health Benefits
	2022	2021	2020	2022	2021	2020
Net periodic benefit cost
Interest cost	$18.0	$15.2	$22.4	$0.1	$0.1	$0.7
Expected return on plan assets	(27.5)	(27.3)	(30.6)	(1.4)	(1.5)	(1.8)
Amortization of prior service credit (cost)	0.1	0.1	0.1	(13.6)	(13.6)	(11.3)
Amortization of net loss (gain)	5.1	7.8	5.1	(0.7)	(0.6)	—
Curtailment/settlement loss	1.9	3.1	1.0	—	—	—
Net periodic benefit cost	$(2.4)	$(1.1)	$(2.0)	$(15.6)	$(15.6)	$(12.4)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Prior service cost	$—	$—	$—	$—	$—	(65.6)
Net (gain) loss	(18.6)	(20.1)	42.9	7.6	(0.9)	2.5
Amortization of prior service (cost) credit	(0.1)	(0.1)	(0.1)	13.6	13.6	11.3
Amortization of net (loss) gain	(7.0)	(10.9)	(6.1)	0.7	0.6	—
Total recognized in accumulated other comprehensive (loss) income	$(25.7)	$(31.1)	$36.7	$21.9	$13.3	$(51.8)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(28.1)	$(32.2)	$34.7	$6.3	$(2.3)	$(64.2)

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
Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31, 2022, 2021 and 2020:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.42%	2.79%	2.39%	5.42%	2.68%	2.20%	5.36%	1.08%	0.60%

Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31, 2022, 2021 and 2020:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020 Pre-Amendment	2020 Post-Amendment
Discount rates:
Effective discount rate for benefit obligations	2.79%	2.39%	3.27%	2.68%	2.20%	3.11%	1.08%	0.60%	3.23%	1.55%
Effective rate for interest on benefit obligations	2.30%	1.80%	2.84%	2.05%	1.45%	2.77%	1.02%	0.55%	2.83%	1.53%
Expected long-term return on plan assets	3.65%	3.65%	4.15%	—%	—%	—%	3.65%	3.65%	4.15%	4.15%

The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2022, 2021 and 2020. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 263 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 30 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was (16.9)%, 2.4% and 10.9% for the years ended December 31, 2022, 2021 and 2020 respectively.
The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2022	2021	2020
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	5.4%	5.5%	8.0%
Post-65 Non-reimbursement Plan (Medical)	4.2%	4.1%	5.9%
Post-65 Non-reimbursement Plan (Rx)	6.6%	6.9%	13.0%
Pre-65 Reimbursement Plan	5.4%	5.4%	9.7%
Post-65 Reimbursement Plan	5.4%	5.4%	9.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%	4.5%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2045	2045	2039
Post-65 Non-reimbursement Plan (Medical & Rx)	2045	2045	2039
Pre-65 Reimbursement Plan	2045	2045	2039
Post-65 Reimbursement Plan	2045	2045	2039

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
The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2022, 83% of plan assets were invested in fixed maturity securities and 16%, 13% and 13% of those securities were concentrated in the energy and power, finance and real estate, and communication industries, respectively, with no exposure to any single creditor in excess of 4%, 5% and 13% of those industries, respectively. As of December 31, 2022, 4% of plan assets were invested in equity securities and 97% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.
The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2022 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2022
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$10.6	$—	$10.6
Equity securities:
Preferred stock	1.0	1.0	—
Mutual funds - U.S. listed large cap	27.8	27.8	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	154.9	—	154.9
Corporate - U.S. & foreign investment grade	335.2	—	335.2
Corporate - U.S. & foreign high yield	25.3	—	25.3
Mutual funds - U.S. investment grade	15.8	15.8	—
Other investments measured at net asset value (1)	123.0	—	—
Total financial assets (2)	$693.6	$44.6	$526.0
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $37.4 million, $6.8 million and $78.8 million as of December 31, 2022 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2022
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$0.5	$—	$0.5
Equity securities:
Mutual funds - U.S. listed large cap	1.3	1.3	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	7.1	—	7.1
Corporate - U.S. & foreign investment grade	15.4	—	15.4
Corporate - U.S. & foreign high yield	1.2	—	1.2
Mutual funds - U.S. investment grade	0.7	0.7	—
Other investments measured at net asset value (1)	5.6	—	—
Total financial assets (2)	$31.8	$2.0	$24.2
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $1.7 million, $0.3 million and $3.6 million as of December 31, 2022 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
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

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2023	$50.9	$5.2
2024	51.3	5.3
2025	50.2	—
2026	51.7	—
2027	49.6	—
2027 - 2031	231.3	—
Total	$485.0	$10.5

Defined Contribution Plan
The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $44.1 million, $40.3 million and $41.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	Years Ended December 31,
	2022	2021	2020
Numerator
Net income from continuing operations	$276.6	$602.9	$519.4
Less: Net income attributable to non-controlling interest	—	—	(0.9)
Net income from continuing operations attributable to stockholders	276.6	602.9	518.5
Less: Preferred stock dividends	—	(4.7)	(18.7)
Net income from continuing operations attributable to common stockholders	276.6	598.2	499.8
Less: Common stock dividends paid	(150.2)	(157.6)	(154.6)
Undistributed earnings	$126.4	$440.6	$345.2

Net income from continuing operations attributable to common stockholders	$276.6	$598.2	$499.8
Add: Net income (loss) from discontinued operations	—	758.9	(77.7)
Net income attributable to common stockholders	$276.6	$1,357.1	$422.1

Denominator
Weighted average common shares outstanding used in basic per common share calculations	54,371,531	59,140,861	60,114,670
Incremental common shares from:
PSUs	348,036	403,316	311,712
ESPP	62,961	45,604	51,631
MCPS	—	533,913	2,701,925
Weighted average common shares outstanding used in diluted per common share calculations	54,782,528	60,123,694	63,179,938
Earnings per common share – Basic
Distributed earnings	$2.76	$2.66	$2.57
Undistributed earnings	2.33	7.45	5.74
Net income from continuing operations	5.09	10.11	8.31
Net income (loss) from discontinued operations	—	12.84	(1.29)
Net income attributable to common stockholders	$5.09	$22.95	$7.02
Earnings per common share – Diluted
Distributed earnings	$2.74	$2.62	$2.45
Undistributed earnings	2.31	7.41	5.76
Net income from continuing operations	5.05	10.03	8.21
Net income (loss) from discontinued operations	—	12.63	(1.23)
Net income attributable to common stockholders	$5.05	$22.66	$6.98

Average PSUs totaling 52,982, 2,063 and 58 for the years ended December 31, 2022, 2021 and 2020, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive MCPS for all three years presented.

26. Quarterly Results of Operations (Unaudited)
As the revision of prior period financial statements due to an error represented a significant retrospective change (see Note 29), the Company’s quarterly results of operations for the years ended December 31, 2022 and 2021 have been summarized in the tables below:

	Three Month Periods Ended
	March 31	June 30	September 30	December 31
2022
Total revenues	$2,482.7	$2,509.7	$2,547.8	$2,652.8
Income before provision for income taxes	175.2	69.9	8.5	96.3
Net income from continuing operations	149.0	52.2	7.3	68.1
Net income attributable to common stockholders	149.0	52.2	7.3	68.1
Basic per share data:
Income before provision for income taxes	$3.14	$1.28	$0.16	$1.80
Net income from continuing operations	$2.67	$0.96	$0.14	$1.27
Net income attributable to common stockholders	$2.67	$0.96	$0.14	$1.27
Diluted per share data:
Income before provision for income taxes	$3.12	$1.27	$0.16	$1.79
Net income from continuing operations	$2.65	$0.95	$0.14	$1.27
Net income attributable to common stockholders	$2.65	$0.95	$0.14	$1.27

	March 31	June 30	September 30	December 31
2021
Total revenues	$2,432.6	$2,542.3	$2,637.8	$2,574.9
Income before provision for income taxes	184.8	239.7	188.2	158.6
Net income from continuing operations	140.8	187.1	151.0	124.0
Net income (loss) attributable to common stockholders	150.6	205.8	879.8	120.9
Basic per share data:
Income before provision for income taxes	$3.12	$3.93	$3.18	$2.77
Net income from continuing operations	$2.30	$3.07	$2.56	$2.16
Net income (loss) attributable to common stockholders	$2.54	$3.38	$14.88	$2.11
Diluted per share data:
Income before provision for income taxes	$2.99	$3.91	$3.16	$2.75
Net income from continuing operations	$2.28	$3.05	$2.54	$2.15
Net income (loss) attributable to common stockholders	$2.51	$3.36	$14.79	$2.09

Third quarter 2022 net income from continuing operations includes $97.6 million after-tax reportable catastrophes, primarily related to Hurricane Ian.
Third quarter 2021 and first quarter 2021 net income from continuing operations includes $78.0 million and $34.5 million after-tax reportable catastrophes, primarily related to Hurricane Ida and severe winter storms in Texas, respectively.

27. Restructuring and Related Impairment Charges
In December 2022, the Company finalized its plan to realize greater efficiencies by continuing to simplify its business portfolio and leverage its global footprint to reduce costs. This included realigning its organizational structure and talent to support its business strategy (the “transformational plan”). The Company also accelerated its ongoing real estate consolidation to support work-from-home arrangements given its increasingly hybrid workforce (the “return to work strategy”). The Company expects to complete these actions in 2023.
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022 and the estimated remaining costs to be incurred. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs incurred for the year ended December 31, 2022	Estimated Remaining Costs	Estimated Total Costs
Transformational plan:
Severance and other employee benefits	$31.7	$3.3	$35.0
Total transformational plan	31.7	3.3	35.0
Return to work strategy:
Contract exit costs	15.5	5.6	21.1
Fixed asset impairment	1.1	—	1.1
Right-of-use asset impairment	4.6	2.8	7.4
Total return to work strategy	21.2	8.4	29.6
Total restructuring and impairment charges	$52.9	$11.7	$64.6

The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2022	$—	$5.6
Charges incurred	31.7	15.5
Cash payments	(2.4)	(1.8)
Balance at December 31, 2022	$29.3	$19.3

28. Commitments and Contingencies
Leases
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.
As of December 31, 2022 and 2021, the lease liability was $39.7 million and $60.5 million, respectively, included in accounts payable and other liabilities in the consolidated balance sheets. As of December 31, 2022 and 2021, the right-of-use asset was $29.6 million and $47.7 million, respectively, included in other assets in the consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020 the operating lease cost recognized for leases with terms in excess of 12 months was $18.1 million, $23.1 million and $23.8 million respectively, and related cash outflows reducing the lease liability were $19.3 million, $23.8 million and $22.7 million, respectively. As of December 31, 2022, the weighted average remaining lease term and discount rate was 5.6 years and 4.4%, respectively. As of December 31, 2021, the weighted average remaining lease term and discount rate was 6.0 years and 4.3%, respectively. For the years ended December 31, 2022, 2021 and 2020 the short-term lease cost recognized for leases with terms of 12 months or less was $1.5 million, $2.9 million and $3.4 million, respectively.
At December 31, 2022, the lease liability by maturity is as follows:

2023	$15.9
2024	12.7
2025	6.5
2026	4.8
2027	1.3
Thereafter	0.8
Total future lease payments	42.0
Less: Imputed interest	(2.3)
Total lease liability	$39.7
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $2.7 million and $7.2 million of letters of credit outstanding as of December 31, 2022 and 2021, respectively.
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

29. Revision of Prior Period Financial Statements
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
A summary of revisions to our previously reported financial statements is presented below (in millions, except for per share data).

Revised Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustment	As Revised
Reinsurance recoverables	$6,178.9	$2.3	$6,181.2
Other Assets	692.1	6.8	698.9
Total assets	33,911.5	9.1	33,920.6
Claims and benefits payable	1,595.9	8.9	1,604.8
Reinsurance balances payable	420.4	25.8	446.2
Total liabilities	28,421.8	34.7	28,456.5
Retained Earnings	4,066.8	(25.6)	4,041.2
Total Assurant, Inc. stockholders’ equity	5,489.7	(25.6)	5,464.1
Total equity	5,489.7	(25.6)	5,464.1
Total liabilities and equity	33,911.5	9.1	33,920.6

Revised Consolidated Statements of Operations

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenues
Net earned premiums	$8,572.1	$—	$8,572.1	$8,275.8	$2.1	$8,277.9
Total revenues	10,187.6	—	10,187.6	9,595.5	2.1	9,597.6
Benefits, losses and expenses:
Policyholder benefits	2,195.7	6.2	2,201.9	2,264.9	10.3	2,275.2
Underwriting, general and administrative expenses	3,240.6	5.5	3,246.1	3,053.8	(5.5)	3,048.3
Total benefits, losses and expenses	9,404.6	11.7	9,416.3	9,014.7	4.8	9,019.5
Income from continuing operations before income tax expense	783.0	(11.7)	771.3	580.8	(2.7)	578.1
Income tax expense	169.5	(1.1)	168.4	60.4	(1.7)	58.7
Net income from continuing operations	613.5	(10.6)	602.9	520.4	(1.0)	519.4
Net income	1,372.4	(10.6)	1,361.8	442.7	(1.0)	441.7
Net income attributable to stockholders	1,372.4	(10.6)	1,361.8	441.8	(1.0)	440.8
Net income attributable to common stockholders	1,367.7	(10.6)	1,357.1	423.1	(1.0)	422.1
Basic earnings per share from continuing operations	10.29	(0.18)	10.11	8.33	(0.02)	8.31
Basic earnings per share attributable to common stockholders	23.13	(0.18)	22.95	7.04	(0.02)	7.02
Diluted earnings per share from continuing operations	10.20	(0.17)	10.03	8.22	(0.01)	8.21
Diluted earnings per share attributable to common stockholders	22.83	(0.17)	22.66	6.99	(0.01)	6.98

Revised Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net Income	$1,372.4	$(10.6)	$1,361.8	$442.7	$(1.0)	$441.7
Total comprehensive income	512.6	(10.6)	502.0	741.0	(1.0)	740.0
Total comprehensive income attributable to stockholders	512.6	(10.6)	502.0	740.1	(1.0)	739.1

Revised Consolidated Statements of Changes in Equity

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Beginning equity	$5,954.8	$(15.2)	$5,939.6	$5,682.1	$(14.2)	$5,667.9
Net Income	1,372.4	(10.6)	1,361.8	442.7	(1.0)	441.7
Ending equity	5,489.7	(25.6)	5,464.1	5,954.8	(15.2)	5,939.6

Revised Consolidated Statement of Cash Flows

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Operating activities
Net Income Attributable to Stockholders	$1,372.4	$(10.6)	$1,361.8	$441.8	$(1.0)	$440.8
Change in insurance policy reserves and expenses	1,454.6	(0.7)	1,453.9	697.3	4.3	701.6
Change in commissions payable	(43.3)	—	(43.3)	171.3	0.6	171.9
Change in reinsurance recoverable	(445.5)	(1.4)	(446.9)	(232.3)	(1.0)	(233.3)
Change in reinsurance balance payable	81.6	8.3	89.9	2.3	8.8	11.1
Change in deferred acquisition costs and value of business acquired	(879.1)	5.5	(873.6)	(456.6)	(5.6)	(462.2)
Change in taxes receivable	(157.1)	11.3	(145.8)	24.4	(1.7)	22.7
Change in other assets and other liabilities	163.2	(12.9)	150.3	(260.9)	(4.4)	(265.3)
Other	(3.9)	0.5	(3.4)	2.2	—	2.2
Net cash provided by operating activities	781.7	—	781.7	1,342.0	—	1,342.0

Assurant, Inc.

Schedule I – Summary of Investments Other – Than – Investments in Related Parties

	December 31, 2022
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$92.9	$86.4	$86.4
States, municipalities and political subdivisions	152.4	137.5	137.5
Foreign governments	416.2	396.3	396.3
Asset-backed	735.1	696.3	696.3
Commercial mortgage-backed	458.6	402.3	402.3
Residential mortgage-backed	492.7	438.0	438.0
U.S. corporate	3,265.1	2,961.1	2,961.1
Foreign corporate	1,307.8	1,165.8	1,165.8
Total fixed maturity securities	6,920.8	6,283.7	6,283.7
Equity securities:
Common stocks	38.8	23.9	23.9
Non-redeemable preferred stocks	241.7	224.7	224.7
Mutual funds	35.4	32.7	32.7
Total equity securities	315.9	281.3	281.3
Commercial mortgage loans on real estate	295.6		295.6
Short-term investments	155.5		155.5
Other investments	508.4		508.4
Total investments	$8,196.2		$7,524.5

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2022	2021
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,670.9	$6,390.1
Fixed maturity securities available for sale, at fair value (amortized cost – $326.0 and $879.4 at December 31, 2022 and 2021, respectively)	306.1	881.9
Equity securities at fair value	—	3.9
Short-term investments	16.2	84.7
Other investments	83.0	109.6
Total investments	6,076.2	7,470.2
Cash and cash equivalents	126.8	82.9
Receivable from subsidiaries, net	81.8	77.8
Income tax receivable	13.0	11.4
Accrued investment income	2.4	5.1
Property and equipment, at cost less accumulated depreciation	197.5	228.9
Other assets	169.7	83.8
Assets held for sale (Note 4 to the Consolidated Financial Statements)	—	12.1
Total assets	$6,667.4	$7,972.2
Liabilities
Accounts payable and other liabilities	$308.8	$305.6
Debt	2,129.9	2,202.5
Total liabilities	2,438.7	2,508.1
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,126,470 and 58,050,202 shares issued and 52,830,381 and 55,754,113 shares outstanding at December 31, 2022 and 2021, respectively	0.6	0.7
Additional paid-in capital	1,637.8	1,695.0
Retained earnings	3,699.3	4,041.2
Accumulated other comprehensive income	(986.2)	(150.0)
Treasury stock, at cost; 2,296,089 shares at December 31, 2022 and 2021	(122.8)	(122.8)
Total stockholders’ equity	4,228.7	5,464.1
Total liabilities and stockholders’ equity	$6,667.4	$7,972.2

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Revenues
Net investment income	$13.8	$12.6	$3.4
Net realized (losses) gains on investments and fair value changes to equity securities	(35.8)	(1.3)	4.2
Fees and other income	283.9	290.5	231.7
Equity in net income of subsidiaries	462.1	805.6	690.7
Total revenues	724.0	1,107.4	930.0
Expenses
General and administrative expenses	402.4	426.8	376.9
Interest expense	108.3	111.8	104.5
Loss on extinguishment of debt (Note 19 to the Consolidated Financial Statements)	0.9	20.7	—
Total expenses	511.6	559.3	481.4
Income from continuing operations before benefit for income taxes	212.4	548.1	448.6
Benefit for income taxes	(64.2)	(54.8)	(70.8)
Net income from continuing operations	276.6	602.9	519.4
Net income (loss) from discontinued operations (Note 4 to the Consolidated Financial Statements)	—	758.9	(77.7)
Net income	276.6	1,361.8	441.7
Less: Net income attributable to non-controlling interest	—	—	(0.9)
Net income attributable to stockholders	$276.6	$1,361.8	$440.8

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$276.6	$1,361.8	$441.7
Other comprehensive (loss) income:
Change in unrealized gains on securities, net of taxes of $4.5, $1.2 and $— for the years ended December 31, 2022, 2021 and 2020, respectively	(20.2)	(7.8)	0.1
Change in unrealized gains on derivative transactions, net of taxes of $0.7, $0.6 and $0.6 for the years ended December 31, 2022, 2021 and 2020, respectively	(2.6)	(2.3)	(2.3)
Change in foreign currency translation, net of taxes of $0.4, $(0.4) and $— for the years ended December 31, 2022, 2021 and 2020, respectively	(1.4)	1.4	(0.1)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $(0.8), $(3.9) and $(3.2) for the years ended December 31, 2022, 2021 and 2020, respectively	3.0	14.6	11.9
Change in subsidiary other comprehensive income	(815.0)	(865.7)	288.7
Total other comprehensive (loss) income	(836.2)	(859.8)	298.3
Total comprehensive income	(559.6)	502.0	740.0
Less: Net income attributable to non-controlling interest	—	—	(0.9)
Total comprehensive income attributable to stockholders	$(559.6)	$502.0	$739.1

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Operating Activities
Net cash provided by operating activities - discontinued operations	$—	$11.7	$47.9
Net cash provided by operating activities - continuing operations	209.0	385.5	596.1
Net cash provided by operating activities	209.0	397.2	644.0
Investing Activities
Sales of:
Fixed maturity securities available for sale	659.0	575.0	165.0
Equity securities	5.0	0.8	1.6
Other invested assets	2.2	4.7	9.6
Property, buildings and equipment (1)	3.1	0.1	37.3
Subsidiary, net of cash transferred (2)	4.8	1,342.9	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	178.4	70.9	17.4
Purchases of:
Fixed maturity securities available for sale	(3.9)	(1,231.4)	(45.7)
Equity securities	(1.5)	—	—
Other invested assets	(0.2)	(0.7)	(3.6)
Property and equipment and other	(145.6)	(123.1)	(75.8)
Capital contributed to subsidiaries	(91.8)	(67.0)	(579.2)
Return of capital contributions from subsidiaries	10.5	2.5	139.2
Change in short-term investments	33.4	(76.6)	(5.4)
Other	(0.1)	—	—
Net cash used in investing activities - discontinued operations	—	—	(20.1)
Net cash provided by (used in) investing activities	653.3	498.1	(359.7)
Financing Activities
Issuance of debt, net of issuance costs (Note 19 to the Consolidated Financial Statements)	—	347.2	243.7
Borrowing under unsecured revolving credit facility	—	—	200.0
Payments on unsecured revolving credit facility	—	—	(200.0)
Repayment of debt, including tender offer premium (Note 19)	(75.9)	(419.8)	—
Acquisition of common stock	(572.8)	(839.3)	(297.0)
Preferred stock dividends paid	—	(4.7)	(18.7)
Common stock dividends paid	(150.2)	(157.6)	(154.6)
Employee stock purchases and withholdings	(19.5)	(15.6)	(10.3)
Proceeds repaid on transfer of rights to ACA recoverable (Note 4)	—	—	(26.7)
Net cash used in financing activities	(818.4)	(1,089.8)	(263.6)
Change in cash and cash equivalents	43.9	(194.5)	20.7
Cash and cash equivalents at beginning of period	82.9	277.4	256.7
Cash and cash equivalents at end of period	126.8	82.9	277.4
Less: Cash and cash equivalents of discontinued operations at end of period	—	—	(26.7)
Cash and cash equivalents of continuing operations at end of period	$126.8	$82.9	$250.7
(1)Amount for the year ended December 31, 2020 related to the sale of a building from the Parent to a subsidiary (which is eliminated for consolidated reporting).
(2)Amount for the year ended December 31, 2021 related to the sale of the disposed Global Preneed business. For additional information, refer to Note 4 to the Consolidated Financial Statements.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 17, 2023.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2022
Global Lifestyle	$9,519.1	$9.5	$18,135.9	$652.5	$6,829.9	$249.4	$1,325.5	$3,430.0	$2,676.6	$745.2
Global Housing	154.7	—	1,661.2	1,302.3	1,874.0	80.0	915.2	232.6	640.6	2,058.2
Corporate and Other	3.3	419.0	5.3	341.1	—	26.9	0.5	—	126.1	—
Other Reconciling Items (2)	—	—	—	—	61.4	7.8	118.6	—	260.4	—
Total	$9,677.1	$428.5	$19,802.4	$2,295.9	$8,765.3	$364.1	$2,359.8	$3,662.6	$3,703.7	$2,803.4
Year Ended December 31, 2021
Global Lifestyle	$8,650.8	$10.8	$17,101.9	$701.4	$6,712.7	$198.8	$1,333.1	$3,034.4	$2,869.3	$865.9
Global Housing	156.6	—	1,514.3	661.7	1,796.6	78.0	798.8	233.6	629.9	1,815.6
Corporate and Other	3.6	402.4	7.5	241.7	—	31.9	—	—	125.5	—
Other Reconciling Items (2)	—	—	—	—	62.8	5.7	70.0	—	189.2	—
Total	$8,811.0	$413.2	$18,623.7	$1,604.8	$8,572.1	$314.4	$2,201.9	$3,268.0	$3,813.9	$2,681.5
Year Ended December 31, 2020
Global Lifestyle	$7,235.6	$12.2	$15,818.0	$728.8	$6,436.2	$191.5	$1,411.8	$2,530.8	$2,944.5	$1,028.0
Global Housing	151.6	—	1,463.4	583.0	1,758.3	68.5	794.3	225.6	632.6	1,783.8
Corporate and Other	6.3	1,346.3	11.7	308.1	—	17.6	—	—	142.5	—
Other Reconciling Items (2)	—	—	—	—	83.4	8.0	69.1	—	163.8	—
Total	$7,393.5	$1,358.5	$17,293.1	$1,619.9	$8,277.9	$285.6	$2,275.2	$2,756.4	$3,883.4	$2,811.8
(1)Includes amortization of value of business acquired and underwriting, general and administrative expenses.
(2)Other reconciling items reflect the items excluded from the segment measure of profitability, Adjusted EBITDA. See Note 6 for more information on Adjusted EBITDA and the reconciliation of the segment Adjusted EBITDA to the consolidated net income from continuing operations.

Assurant, Inc.

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2022
Life Insurance in Force	$7,208.5	$4,837.8	$1.7	$2,372.4	0.1%
Premiums:
Life insurance	$166.7	$128.2	$0.1	$38.6	0.3%
Accident and health insurance	508.4	331.0	3.0	180.4	1.7%
Property and liability insurance	16,819.5	8,466.8	193.6	8,546.3	2.3%
Total earned premiums	$17,494.6	$8,926.0	$196.7	$8,765.3	2.2%
Benefits:
Life insurance	$32.2	$20.6	$—	$11.6	—%
Accident and health insurance	76.8	65.5	0.4	11.7	3.4%
Property and liability insurance	7,563.4	5,389.9	163.0	2,336.5	7.0%
Total policyholder benefits	$7,672.4	$5,476.0	$163.4	$2,359.8	6.9%
Year Ended December 31, 2021
Life Insurance in Force	$7,431.3	$4,953.8	$2.5	$2,480.0	0.1%
Premiums:
Life insurance	$199.6	$161.0	$0.2	$38.8	0.5%
Accident and health insurance	537.8	364.7	1.4	174.5	0.8%
Property and liability insurance	15,172.7	6,980.8	166.9	8,358.8	2.0%
Total earned premiums	$15,910.1	$7,506.5	$168.5	$8,572.1	2.0%
Benefits:
Life insurance	$180.6	$163.6	$—	$17.0	—%
Accident and health insurance	222.1	204.9	—	17.2	—%
Property and liability insurance	5,868.0	3,839.3	139.0	2,167.7	6.4%
Total policyholder benefits	$6,270.7	$4,207.8	$139.0	$2,201.9	6.3%
Year Ended December 31, 2020
Life Insurance in Force	$8,270.1	$5,842.4	$3.8	$2,431.5	0.2%
Premiums:
Life insurance	$171.8	$128.3	$0.2	$43.7	0.5%
Accident and health insurance	493.6	317.8	0.2	176.0	0.1%
Property and liability insurance	14,248.6	6,323.3	132.9	8,058.2	1.6%
Total earned premiums	$14,914.0	$6,769.4	$133.3	$8,277.9	1.6%
Benefits:
Life insurance	$49.0	$34.1	$(0.7)	$14.2	(4.9)%
Accident and health insurance	162.4	111.9	(4.0)	46.5	(8.6)%
Property and liability insurance	5,464.0	3,376.5	127.0	2,214.5	5.7%
Total policyholder benefits	$5,675.4	$3,522.5	$122.3	$2,275.2	5.4%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2022
Valuation allowance for foreign deferred tax assets	$25.1	$(1.5)	$—	$—	$23.6
Allowance for credit losses:
Available for sale fixed maturity securities	—	—	—	—	—
Commercial mortgage loans on real estate	1.1	0.7	—	—	1.8
Premiums and accounts receivable	9.4	2.0	(0.2)	2.0	9.2
Dealer loan receivable	2.5	—	(0.8)	—	1.7
Reinsurance recoverables	5.0	0.4	—	—	5.4
High deductible recoverables	—	10.3	—	—	10.3
Total	$43.1	$11.9	$(1.0)	$2.0	$52.0
For the Year Ended December 31, 2021
Valuation allowance for foreign deferred tax assets	$27.6	$(2.5)	$—	$—	$25.1
Allowance for credit losses:
Available for sale fixed maturity securities	1.2	(1.2)	—	—	—
Commercial mortgage loans on real estate	1.6	(0.5)	—	—	1.1
Iké Loan	1.4	(1.4)	—	—	—
Premiums and accounts receivable	13.3	(1.4)	(0.3)	2.2	9.4
Dealer loan receivable	1.8	2.5	—	1.8	2.5
Reinsurance recoverables	24.6	(1.5)	—	18.1	5.0
Total	$71.5	$(6.0)	$(0.3)	$22.1	$43.1
For the Year Ended December 31, 2020
Valuation allowance for foreign deferred tax assets	$76.6	$(46.7)	$—	$2.3	$27.6
Allowance for credit losses:
Available for sale fixed maturity securities	—	1.2	—	—	1.2
Commercial mortgage loans on real estate	0.4	1.2	—	—	1.6
Iké Loan	—	1.4	—	—	1.4
Premiums and accounts receivable	14.7	2.7	1.4	5.5	13.3
Dealer loan receivable	1.7	—	0.1	—	1.8
Reinsurance recoverables	2.8	1.1	20.7	—	24.6
Total	$96.2	$(39.1)	$22.2	$7.8	$71.5