Form 10-Q
period 2023-03-31
ASSURANT, INC.
filed 2023-05-04
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at April 28, 2023 was 53,151,563.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,094.7 and $6,920.8 at March 31, 2023 and December 31, 2022, respectively)	$6,557.8	$6,283.7
Equity securities at fair value	280.5	281.3
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $3.2 and $1.8 at March 31, 2023 and December 31, 2022)	305.5	295.6
Short-term investments	159.1	155.5
Other investments	517.9	508.4
Total investments	7,820.8	7,524.5
Cash and cash equivalents	1,525.6	1,536.7
Premiums and accounts receivable (net of allowances for credit losses of $9.0 and $9.2 at March 31, 2023 and December 31, 2022, respectively)	2,332.2	2,406.4
Reinsurance recoverables (net of allowances for credit losses of $4.8 and $5.4 at March 31, 2023 and December 31, 2022, respectively)	6,655.1	6,999.4
Accrued investment income	94.3	85.1
Deferred acquisition costs	9,683.0	9,677.1
Property and equipment, net	671.2	645.1
Goodwill	2,603.5	2,603.0
Value of business acquired	210.8	262.8
Other intangible assets, net	615.9	638.9
Other assets (net of allowances for credit losses of $1.5 and $1.7 at March 31, 2023 and December 31, 2022, respectively)	702.8	738.3
Total assets	$32,915.2	$33,117.3
Liabilities
Future policy benefits and expenses	$517.6	$507.9
Unearned premiums	19,671.6	19,802.4
Claims and benefits payable	2,081.2	2,210.0
Commissions payable	560.3	647.5
Reinsurance balances payable	546.5	492.8
Funds held under reinsurance	373.9	366.6
Accounts payable and other liabilities (including allowances for credit losses of $9.8 and $10.3 at March 31, 2023 and December 31, 2022, respectively, for the unsecured portion of the high deductible recoverables)	2,638.9	2,731.5
Debt	2,128.8	2,129.9
Total liabilities	28,518.8	28,888.6
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,430,045 and 55,126,470 shares issued and 53,133,956 and 52,830,381 shares outstanding at March 31, 2023 and December 31, 2022, respectively	0.6	0.6
Additional paid-in capital	1,642.2	1,637.8
Retained earnings	3,775.9	3,699.3
Accumulated other comprehensive loss	(899.5)	(986.2)
Treasury stock, at cost; 2,296,089 shares at March 31, 2023 and December 31, 2022	(122.8)	(122.8)
Total equity	4,396.4	4,228.7
Total liabilities and equity	$32,915.2	$33,117.3
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,265.5	$2,136.4
Fees and other income	282.7	322.4
Net investment income	105.2	86.3
Net realized losses on investments (including $2.5 and $0.5 of impairment-related losses for the three months ended March 31, 2023 and 2022, respectively) and fair value changes to equity securities	(10.6)	(62.4)
Total revenues	2,642.8	2,482.7
Benefits, losses and expenses
Policyholder benefits	645.6	490.0
Underwriting, selling, general and administrative expenses	1,823.2	1,790.6
Interest expense	27.0	26.9
Gain on extinguishment of debt	(0.1)	—
Total benefits, losses and expenses	2,495.7	2,307.5
Income before income tax expense	147.1	175.2
Income tax expense	33.5	26.2
Net income	$113.6	$149.0

Earnings Per Common Share
Basic	$2.12	$2.67
Diluted	$2.12	$2.65

Share Data
Weighted average common shares outstanding used in basic per common share calculations	53,492,413	55,779,362
Plus: Dilutive securities	205,749	401,042
Weighted average common shares outstanding used in diluted per common share calculations	53,698,162	56,180,404

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income	$113.6	$149.0
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(20.8) and $85.3 for the three months ended March 31, 2023 and 2022, respectively	79.2	(334.8)
Change in unrealized gains on derivative transactions, net of taxes of $0 and $0.2 for the three months ended March 31, 2023 and 2022, respectively	0.1	(0.6)
Change in foreign currency translation, net of taxes of $2.3 and $(3.6) for the three months ended March 31, 2023 and 2022, respectively	10.0	1.3
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.7 and $0.3 for the three months ended March 31, 2023 and 2022, respectively	(2.6)	(1.2)
Total other comprehensive income (loss)	86.7	(335.3)
Total comprehensive income (loss)	$200.3	$(186.3)

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	7.4	—	—	—	7.4
Stock plan compensation expense	—	12.5	—	—	—	12.5
Common stock dividends ($0.70 per share)	—	—	(37.0)	—	—	(37.0)
Acquisition of common stock	—	(15.5)	—	—	—	(15.5)
Net income	—	—	113.6	—	—	113.6
Other comprehensive income	—	—	—	86.7	—	86.7
Balance at March 31, 2023	$0.6	$1,642.2	$3,775.9	$(899.5)	$(122.8)	$4,396.4

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2021	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$5,464.1
Stock plan exercises	—	7.8	—	—	—	7.8
Stock plan compensation expense	—	12.4	—	—	—	12.4
Common stock dividends ($0.68 per share)	—	—	(37.4)	—	—	(37.4)
Acquisition of common stock	(0.1)	(63.1)	(198.4)	—	—	(261.6)
Net income	—	—	149.0	—	—	149.0
Other comprehensive loss	—	—	—	(335.3)	—	(335.3)
Balance at March 31, 2022	$0.6	$1,652.1	$3,954.4	$(485.3)	$(122.8)	$4,999.0

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating activities
Net income	$113.6	$149.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax (benefit) expense	(12.3)	26.1
Depreciation and amortization	48.1	47.3
Net realized losses on investments, including impairment losses	10.6	62.4
Gain on extinguishment of debt	(0.1)	—
Stock based compensation expense	12.5	12.4
Restructuring costs	5.1	—
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(277.4)	(39.5)
Premiums and accounts receivable	67.5	(311.2)
Commissions payable	(85.7)	(66.4)
Reinsurance recoverable	360.0	115.5
Reinsurance balance payable	51.9	(0.7)
Funds withheld under reinsurance	7.3	(9.7)
Deferred acquisition costs and value of business acquired	50.5	(91.0)
Taxes payable (receivable)	25.7	(69.6)
Other assets and other liabilities	(110.7)	(285.1)
Other	(7.0)	(40.6)
Net cash provided by (used in) operating activities	259.6	(501.1)
Investing activities
Sales of:
Fixed maturity securities available for sale	354.0	729.6
Equity securities	0.3	28.9
Other invested assets	13.7	29.2
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	67.1	151.6
Commercial mortgage loans on real estate	3.5	10.6
Purchases of:
Fixed maturity securities available for sale	(590.5)	(951.7)
Equity securities	(2.7)	(7.9)
Commercial mortgage loans on real estate	(14.8)	(34.6)
Other invested assets	(15.2)	(31.9)
Property and equipment and other	(48.4)	(41.1)
Subsidiaries, net of cash transferred	(0.3)	—
Change in short-term investments	3.8	103.8
Other	0.1	0.2
Net cash used in investing activities	(229.4)	(13.3)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
Financing activities
Issuance of debt, net of issuance costs	173.2	—
Repayment of debt	(175.0)	—
Acquisition of common stock	—	(230.0)
Common stock dividends paid	(37.0)	(37.4)
Employee stock purchases and withholdings	(4.2)	(10.1)
Net cash used in financing activities	(43.0)	(277.5)
Effect of exchange rate changes on cash and cash equivalents	1.7	(4.1)
Change in cash and cash equivalents	(11.1)	(796.0)
Cash and cash equivalents at beginning of period	1,536.7	2,040.8
Add: Cash and cash equivalents reclassified as held for sale at beginning of period	—	14.0
Cash and cash equivalents at beginning of period	1,536.7	2,054.8
Cash and cash equivalents at end of period	1,525.6	1,258.8
Less: Cash and cash equivalents reclassified as held for sale at end of period	—	7.9
Cash and cash equivalents at end of period	$1,525.6	$1,250.9

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a leading global business services company that supports, protects and connects major consumer purchases. The Company supports the advancement of the connected world by partnering with the world’s leading brands to develop innovative solutions and to deliver an enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection, leased and financed solutions and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed and voluntary homeowners insurance and manufactured housing insurance, and lender-placed flood insurance (referred to as “Homeowners”); and renters insurance and related and other products (referred to as “Renters and Other”).
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
The consolidated balance sheet as of March 31, 2023 and the consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been revised to conform to the current period presentation, including the change to the segment measure of profitability described in Note 4 and changes in future policy benefits and expenses and reinsurance recoverables from the modified retrospective application of the new accounting pronouncement targeted improvements to long duration contracts as described in Notes 3 and 9.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
A summary of revisions to the Company’s previously reported financial statements is presented in Note 16.

3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following table provides a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s consolidated financial statements.
Adopted
The table below describes the impacts of the ASUs adopted by the Company, effective January 1, 2023:

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

In December 2022, the FASB issued guidance to provide entities an accounting policy election to not apply the accounting guidance to contracts or legal entities sold and derecognized before the effective date when the entity has no significant continuing involvement with them. The election may be applied on a transaction-by-transaction basis.	January 1, 2023, to be applied retrospectively or modified retrospectively to January 1, 2021 (with early adoption permitted)	The Company adopted this standard as of January 1, 2023 using the modified retrospective method on liabilities for future policy benefits and expenses to January 1, 2021 for long-term care insurance contracts that have been fully reinsured.

The Company also adopted the amended guidance in ASU 2022-05 and elected to not apply the amended accounting guidance to long duration contracts of legal entities sold and derecognized before the January 1, 2023 effective date as the Company has no significant continuing involvement with them.

The adoption of this standard along with the amended guidance on transition has no impact on equity or net income on the long-term care contracts as they are fully reinsured with third party reinsurers. However, disclosure along with a roll-forward table on a gross basis on the long-term care business is presented in Note 9.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance improves comparability after a business combination is reported in the acquirer’s financial statements by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Generally, the acquirer will recognize the acquired contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in the acquisition accounting. Under the amended guidance, the acquirer should account for the acquired revenue contracts as if it had originated the contracts. The amendments provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company adopted this standard from January 1, 2023. The amendments will be applied to business combinations occurring on or after the effective date of the amendments.
Not Yet Adopted
As of March 31, 2023, ASUs not yet adopted were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

4. Segment Information
As of March 31, 2023, the Company had three reportable segments: Global Lifestyle, Global Housing and Corporate and Other. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations (described below), interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
Effective January 1, 2023, the Company realigned the composition of its reportable segments to correspond with changes to its operating structure. As a result, the Global Housing segment is now comprised of two key lines of business: Homeowners, and Renters and Other. Certain specialty products, mainly the leased and financed business, previously reported in the Global Housing segment are now reported in Global Lifestyle to better align with the Company’s go-to-market strategy. This realignment had no impact on the Company’s consolidated results.
Beginning with second quarter 2022, the Company changed the calculation of its segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which the Company expects to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”), and presented them as a reconciling item to consolidated net income. The non-core operations have been or are in the process of being exited by the Company, but do not qualify as held for sale or discontinued operations under GAAP accounting guidance. All prior period amounts have been revised, which impacts both segment Adjusted EBITDA and other adjustments under reconciling items to consolidated net income, but does not impact consolidated net income.
In second quarter 2022, segment Adjusted EBITDA was also revised for an error related to reinsurance of claims and benefits payable within the Connected Living business unit in the Global Lifestyle segment, and for other unrelated immaterial errors. See Note 2 for more information.
The following table presents segment Adjusted EBITDA with a reconciliation to net income:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA by segment:
Global Lifestyle	$198.9	$226.7
Global Housing	68.4	104.4
Corporate and Other	(24.4)	(22.2)
Reconciling items to consolidated net income:
Interest expense	(27.0)	(26.9)
Depreciation expense	(26.4)	(20.3)
Amortization of purchased intangible assets	(18.7)	(17.6)
Net realized losses on investments and fair value changes to equity securities	(10.6)	(62.4)
Non-core operations	(12.2)	(5.5)
Restructuring costs	(6.4)	—
Assurant Health runoff operations (1)	7.5	—
Other adjustments	(2.0)	(1.0)
Total reconciling items	(95.8)	(133.7)
Income before income tax expense	147.1	175.2
Income tax expense	33.5	26.2
Net income	$113.6	$149.0
(1)In first quarter 2023, the Company recorded income of $7.5 million related to a payment it received from Time Insurance Company (“TIC”) pursuant to a participation agreement that the Company had with TIC in connection with its sale by the Company in 2018. The payment related to the Company’s prior participation in the risk adjustment program introduced by the Patient Protection and Affordable Care Act of 2010.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Three Months Ended March 31,
	2023	2022
Global Lifestyle:
Connected Living	$1,026.6	$1,077.4
Global Automotive	1,013.7	911.2
Total	$2,040.3	$1,988.6

Global Housing:
Homeowners	$391.4	$337.4
Renters and Other	113.9	119.9
Total	$505.3	$457.3
Net earned premiums, fees and other income for non-core operations were $2.5 million and $12.5 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents total assets by segment:

	March 31, 2023	December 31, 2022
Global Lifestyle (1)	$27,315.1	$27,404.1
Global Housing (1)	4,247.7	4,382.6
Corporate and Other (2)	1,352.4	1,330.6
Segment assets	$32,915.2	$33,117.3
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $406.3 million and $416.6 million as of March 31, 2023 and December 31, 2022, respectively.

5. Contract Revenues
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $247.2 million and $278.0 million for Global Lifestyle and $19.9 million and $22.0 million for Global Housing for the three months ended March 31, 2023 and 2022, respectively.
Global Lifestyle
In the Global Lifestyle segment, revenues from service contracts and sales of products are primarily from the Connected Living business. Through partnerships with mobile carriers, the Company provides administrative services related to its mobile device protection products, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.

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
Global Housing
In the Global Housing segment, revenues from service contracts and sales of products are primarily from the Homeowners business. As part of the Homeowners business, the Company provides loan and claim payment tracking services for lenders. The Company generally invoices its customers weekly or monthly based on the volume of services provided during the billing period with payment due within a short-term period. Each service is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
Contract Balances
The receivables and unearned revenue under these contracts were $203.6 million and $169.9 million, respectively, as of March 31, 2023, and $271.7 million and $171.1 million, respectively, as of December 31, 2022. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2023 and 2022 that was included in unearned revenue as of December 31, 2022 and 2021 was $21.9 million and $22.6 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2023 and December 31, 2022, the Company had approximately $54.2 million and $61.4 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$79.4	$—	$0.3	$(5.1)	$74.6
States, municipalities and political subdivisions	161.2	—	1.4	(12.3)	150.3
Foreign governments	439.2	—	1.7	(16.4)	424.5
Asset-backed	803.4	—	2.1	(37.7)	767.8
Commercial mortgage-backed	466.5	—	0.3	(56.7)	410.1
Residential mortgage-backed	492.6	—	0.5	(50.2)	442.9
U.S. corporate	3,258.6	—	20.4	(267.9)	3,011.1
Foreign corporate	1,393.8	—	6.3	(123.6)	1,276.5
Total fixed maturity securities	$7,094.7	$—	$33.0	$(569.9)	$6,557.8

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
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$178.7	$177.1
Due after one year through five years	1,684.5	1,621.7
Due after five years through ten years	2,372.9	2,194.1
Due after ten years	1,096.1	944.1
Total	5,332.2	4,937.0
Asset-backed	803.4	767.8
Commercial mortgage-backed	466.5	410.1
Residential mortgage-backed	492.6	442.9
Total	$7,094.7	$6,557.8
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(4.0)	$(18.5)
Equity securities (1)	(3.1)	(43.2)
Commercial mortgage loans on real estate	(1.5)	0.2
Other investments	0.5	(0.4)
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(8.1)	(61.9)
Net realized losses related to impairments:
Other investments	(2.5)	(0.5)
Total net realized losses related to impairments	(2.5)	(0.5)
Total net realized losses on investments and fair value changes to equity securities	$(10.6)	$(62.4)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

(1)Upward adjustments of $10.0 million for the three months ended March 31, 2022 and impairments of $2.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net losses recognized on equity securities	$(3.1)	$(43.2)
Less: Net realized (losses) gains related to sales of equity securities	(0.8)	11.8
Total fair value changes to equity securities held (1)	$(2.3)	$(55.0)
(1)Three months ended March 31, 2023 and 2022 included $2.3 million and $33.7 million of net losses from four equity positions that went public during 2021. The total fair value of these investments as of March 31, 2023 was $7.4 million, included in equity securities on the consolidated balance sheet.
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	March 31, 2023	December 31, 2022
Initial cost	$81.4	$81.7
Cumulative upward adjustments	50.8	50.8
Cumulative downward adjustments (including impairments)	(7.5)	(5.0)
Carrying value	$124.7	$127.5
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$33.8	$(0.5)	$37.3	$(4.6)	$71.1	$(5.1)
States, municipalities and political subdivisions	47.9	(1.8)	56.9	(10.5)	104.8	(12.3)
Foreign governments	116.6	(2.1)	216.6	(14.3)	333.2	(16.4)
Asset-backed	249.1	(10.3)	365.7	(27.4)	614.8	(37.7)
Commercial mortgage-backed	184.5	(12.7)	219.8	(44.0)	404.3	(56.7)
Residential mortgage-backed	245.9	(11.7)	165.4	(38.5)	411.3	(50.2)
U.S. corporate	1,407.3	(61.1)	1,026.2	(206.8)	2,433.5	(267.9)
Foreign corporate	479.8	(18.7)	615.1	(104.9)	1,094.9	(123.6)
Total fixed maturity securities	$2,764.9	$(118.9)	$2,703.0	$(451.0)	$5,467.9	$(569.9)

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
Total gross unrealized losses represented approximately 10% and 12% of the aggregate fair value of the related securities as of March 31, 2023 and December 31, 2022, respectively. Approximately 21% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2023 and December 31, 2022, respectively. The total gross unrealized losses are comprised of 3,685 and 3,826 individual securities as of March 31, 2023 and December 31, 2022, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2023 and December 31, 2022 were related to non-credit factors and therefore, did not recognize credit-related losses during the three months ended March 31, 2023. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of March 31, 2023, approximately 33% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of Texas, California and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $9.7 million as of March 31, 2023 and December 31, 2022.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$13.9	$47.5	$43.2	$—	$—	$73.1	$177.7	57.6%
71% to 80%	—	29.3	77.9	2.7	—	4.6	114.5	37.1%
81% to 95%	—	—	14.7	—	—	1.8	16.5	5.3%
Greater than 95%	—	—	—	—	—	—	—	—%
Total	$13.9	$76.8	$135.8	$2.7	$—	$79.5	$308.7	100.0%

	March 31, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$—	$24.4	$11.7	$—	$—	$49.7	$85.8	27.8%
1.5 to 2.0	13.9	26.7	11.5	—	—	11.0	63.1	20.4%
1.0 to 1.5	—	25.7	63.0	—	—	13.3	102.0	33.0%
Less than 1.0	—	—	49.6	2.7	—	5.5	57.8	18.8%
Total	$13.9	$76.8	$135.8	$2.7	$—	$79.5	$308.7	100.0%

	December 31, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$44.0	$45.1	$—	$—	$—	$76.0	$165.1	55.5%
71% to 80%	32.7	75.7	2.7	—	4.6	—	115.7	38.9%
81% to 95%	—	14.7	—	—	—	—	14.7	5.0%
Greater than 95%	—	—	—	—	—	1.9	1.9	0.6%
Total	$76.7	$135.5	$2.7	$—	$4.6	$77.9	$297.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. The amounts presented below for short-term investments, other investments, cash equivalents, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	March 31, 2023
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$74.6	$—		$74.6		$—
States, municipalities and political subdivisions	150.3	—		150.3		—
Foreign governments	424.5	—		424.5		—
Asset-backed	767.8	—		694.1		73.7
Commercial mortgage-backed	410.1	—		410.1		—
Residential mortgage-backed	442.9	—		442.9		—
U.S. corporate	3,011.1	—		2,975.6		35.5
Foreign corporate	1,276.5	—		1,267.1		9.4
Equity securities:
Mutual funds	34.5	34.5		—		—
Common stocks	22.6	21.9		0.7		—
Non-redeemable preferred stocks	223.4	—		223.4		—
Short-term investments	111.9	81.3	(2)	30.6	(3)	—
Other investments	64.7	64.5	(1)	—		0.2	(4)
Cash equivalents	800.8	734.9	(2)	65.9	(3)	—
Assets held in separate accounts	10.2	5.0	(1)	5.2	(3)	—
Total financial assets	$7,825.9	$942.1		$6,765.0		$118.8

Financial Liabilities
Other liabilities	$80.5	$64.5	(1)	$1.0	(4)	$15.0	(5)
Liabilities related to separate accounts	10.2	5.0	(1)	5.2	(3)	—
Total financial liabilities	$90.7	$69.5		$6.2		$15.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2022
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$86.4	$—		$86.4		$—
States, municipalities and political subdivisions	137.5	—		137.5		—
Foreign governments	396.3	—		396.3		—
Asset-backed	696.3	—		635.9		60.4
Commercial mortgage-backed	402.3	—		402.3		—
Residential mortgage-backed	438.0	—		438.0		—
U.S. corporate	2,961.1	—		2,932.3		28.8
Foreign corporate	1,165.8	—		1,158.4		7.4
Equity securities:
Mutual funds	32.7	32.7		—		—
Common stocks	23.9	23.2		0.7		—
Non-redeemable preferred stocks	224.7	—		224.7		—
Short-term investments	119.9	72.2	(2)	47.7	(3)	—
Other investments	60.3	60.1	(1)	—		0.2	(4)
Cash equivalents	789.1	647.3	(2)	141.8	(3)	—
Assets held in separate accounts	10.1	4.8	(1)	5.3	(3)	—
Total financial assets	$7,544.4	$840.3		$6,607.3		$96.8

Financial Liabilities
Other liabilities	$75.3	$60.1	(1)	$0.2	(4)	$15.0	(5)
Liabilities related to separate accounts	10.1	4.8	(1)	5.3	(3)	—
Total financial liabilities	$85.4	$64.9		$5.5		$15.0
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivatives.
(5)Includes contingent consideration liabilities.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$305.5	$292.5	$—	$—	$292.5
Other investments	6.1	6.1	1.6	—	4.5
Other assets	17.9	17.9	—	—	17.9
Total financial assets	$329.5	$316.5	$1.6	$—	$314.9
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.7	$7.8	$—	$—	$7.8
Funds withheld under reinsurance	373.9	373.9	373.9	—	—
Debt	2,128.8	1,946.7	—	1,946.7	—
Total financial liabilities	$2,510.4	$2,328.4	$373.9	$1,946.7	$7.8

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$295.6	$278.2	$—	$—	$278.2
Other investments	6.7	6.7	1.6	—	5.1
Other assets	12.7	12.7	—	—	12.7
Total financial assets	$315.0	$297.6	$1.6	$—	$296.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.0	$8.4	$—	$—	$8.4
Funds withheld under reinsurance	366.6	366.6	366.6	—	—
Debt	2,129.9	1,932.7	—	1,932.7	—
Total financial liabilities	$2,504.5	$2,307.7	$366.6	$1,932.7	$8.4
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$9,677.1	$8,811.0
Costs deferred	990.2	1,103.9
Amortization	(984.3)	(889.5)
Ending balance	$9,683.0	$9,025.4

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

	For the Three Months Ended March 31,
	2023	2022
Claims and benefits payable, at beginning of period	$2,210.0	$1,523.0
Less: Reinsurance ceded and other	(1,228.8)	(744.1)
Net claims and benefits payable, at beginning of period	981.2	778.9
Incurred losses and loss adjustment expenses related to:
Current year	652.1	526.8
Prior years	(6.5)	(36.8)
Total incurred losses and loss adjustment expenses	645.6	490.0
Paid losses and loss adjustment expenses related to:
Current year	213.8	213.6
Prior years	326.4	259.2
Total paid losses and loss adjustment expenses	540.2	472.8
Net claims and benefits payable, at end of period	1,086.6	796.1
Plus: Reinsurance ceded and other (1)	994.6	656.4
Claims and benefits payable, at end of period (1)	$2,081.2	$1,452.5
(1)Includes reinsurance recoverables and claims and benefits payable of $168.3 million and $75.4 million as of March 31, 2023 and 2022, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $6.5 million and $36.8 million for the three months ended March 31, 2023 and 2022, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $17.5 million and $39.5 million to the net favorable loss development for the three months ended March 31, 2023 and 2022, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. The significant favorable development in Global Automotive during 2022 was due to a favorable adjustment to align with observations on lower frequency and severity. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $1.5 million of net unfavorable loss development for the three months ended March 31, 2023 and $4.7 million of net favorable loss development for the three months ended March 31, 2022. The net unfavorable loss development for the three months ended March 31, 2023 consisted of unfavorable development from prior catastrophe events of $7.8 million, partially offset by favorable non-catastrophe development of $6.3 million. The unfavorable development primarily consisted of $6.8 million related to Winter Storm Elliott (which occurred in late December 2022) as a result of higher severity

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

than initially projected. The favorable non-catastrophe development was driven by $4.6 million of favorable frequency related to lender-placed products in accident year 2022, as well as favorable severity due to lower than anticipated inflation. The net favorable loss development for the three months ended March 31, 2022 was attributable to multiple lines of business with a concentration in recent accident years.
The sharing economy and small commercial lines of business, reported within non-core operations, contributed $10.7 million and $12.5 million in net unfavorable loss development during the three months ended March 31, 2023 and 2022, respectively. The $10.7 million in net unfavorable loss development consisted of $11.2 million from sharing economy, driven by reserve increases related to higher claim count expectations and an increase in loss adjustment expenses, partially offset by $0.5 million in favorable loss development from small commercial.
All others contributed $1.2 million and $5.1 million of net favorable loss development for the three months ended March 31, 2023 and 2022 respectively.
Long-Duration Contracts
The Company adopted the targeted improvements accounting guidance for long-duration insurance contracts as of January 1, 2023, using a modified retrospective method on liabilities for future policy benefits and expenses to January 1, 2021 for long-term care insurance contracts that have been fully reinsured. The Company also elected to not apply the amended accounting guidance to long-duration contracts of legal entities sold and derecognized before the January 1, 2023 effective date as the Company has no significant continuing involvement with them.
Under the transition guidance, the long-term care insurance contracts are grouped into cohorts based on the contract’s issue year. Premiums are recognized when due as net earned premiums in the consolidated statement of operations. A future policy benefits and expenses reserve is recorded as the present value of estimated future policy benefits and expenses less the present value of estimated future net premiums. The net premium ratio (“NPR”) approach is used to recognize a liability when expected insurance benefits are accrued over the life of the contract in proportion to premium revenue. Policy expense assumptions are locked in as of December 31, 2020 as the long-term care insurance products are in run-off as of the transition date. Actual premiums and benefits are recognized on a quarterly basis in the consolidated statement of operations allocated in proportion to prior period cash flow projections at the cohort level. The updated cash flows used in the calculation are discounted using the discount rate used in the last premium deficiency test update prior to December 31, 2020 (the “original discount rate”) and presented as interest expense in the consolidated statement of operations. The revised NPR is used to measure benefit expense based on the recognized premium revenue in the period. The difference between the updated future policy benefits and expenses reserve opening period and previous ending period due to updating the NPR is presented as a remeasurement gain or loss (e.g., a cumulative catch-up adjustment) in policyholder benefits in the Company’s consolidated statements of operations.
A remeasurement of the ending reporting period future policy benefits and expenses reserve is calculated using the current upper medium grade fixed-income corporate bond instrument yield as of the consolidated balance sheet ending period (the “current discount rate”). The current discount rate used is an externally published US corporate A index weighted average spot rate that is updated quarterly and effectively matches the duration of the expected cash flow streams of the long-term care reserves. The difference between the ending period future policy benefits and expenses reserve measured using the original discount rate and the future policy benefits and expenses reserve measured using the current discount rate is recorded in accumulated other comprehensive income (“AOCI”) in the Company’s consolidated statements of comprehensive income.
The long-term care insurance contracts are fully reinsured and there is no impact to consolidated stockholders’ equity or net income as the reserves are fully reinsured.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	March 31, 2023	December 31, 2022
Present value of expected net premiums
Balance, beginning of period	$34.2	$37.1
Beginning balance at original discount rate	33.4	29.2
Effect of changes in cash flow assumptions (1)	—	9.4
Effect of actual variances from expected experience	—	(2.7)
Adjusted beginning of period balance	33.4	35.9
Experience variance (2)	(0.2)	(0.3)
Interest accrual	1.1	4.6
Net premiums collected	(1.6)	(6.8)
Ending balance at original discount rate	32.7	33.4
Effect of changes in discount rate assumptions	1.1	0.8
Balance, end of period	$33.8	$34.2

Present value of expected future policy benefits
Balance, beginning of period	$462.4	$658.5
Beginning balance at original discount rate	444.4	430.0
Effect of changes in cash flow assumptions (1)	—	12.3
Effect of actual variances from expected experience	—	(3.3)
Adjusted beginning of period balance	444.4	439.0
Experience variance (2)	0.7	(1.2)
Interest accrual	7.4	24.7
Benefit payments	(5.1)	(18.1)
Ending balance at original discount rate	447.4	444.4
Effect of changes in discount rate assumptions	25.6	18.0
Balance, end of period	$473.0	$462.4

Net future policy benefits and expenses	$439.2	$428.2
Related reinsurance recoverable	439.2	428.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	12.6	12.7
(1)The increase in the effect of changes in cash flow assumptions is due to historical experience reflecting a decreasing trend in lapse and mortality rates on the long-term care insurance products for the year ended December 31, 2022.
(2)Experience variance includes adverse development resulting from the allocation of the premium deficiency reserve to the cohort level for issue years where net premiums exceed gross premiums.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	March 31, 2023	December 31, 2022
Long-term care	$439.2	$428.2
Other	78.4	79.7
Total	$517.6	$507.9
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	March 31, 2023	December 31, 2022
Expected future benefits payments	$845.6	$850.0
Expected future gross premiums	$72.7	$76.2
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	March 31, 2023	March 31, 2022
Gross premiums	$1.6	$1.7
Interest expense (original discount rate)	$6.3	$4.9
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	March 31, 2023	March 31, 2022
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.35%	2.13%
Concurrent with the transition period beginning January 1, 2021, the Company elected to account for the long-term care insurance contracts using reserve updates on a quarter lag whereby the September 30, 2020 cash flow and other assumptions are used for the pre-adoption December 31, 2020 future policy benefits and expenses reserve. Under the modified retrospective method, the long-term care insurance contracts are grouped into cohorts based on the contract’s issue year. Premium deficiency reserves are allocated proportional to the cohort’s reserve balance as of the transition date of December 31, 2020. At the cohort level, the NPR calculation is performed, and the unlocking of the NPR for cohorts in excess of 100% is recognized through opening retained earnings. A balance sheet remeasurement of the revised future policy benefits and expenses reserve is recorded using the current discount rate as of December 31, 2020 with the remeasurement amount recorded through AOCI.
Discount rate changes between the original and current discount rate as of December 31, 2020 were significant. The original discount rate at transition is a spot rate of 5.95% which is based on the most recent premium deficiency unlocking discount rate prior to transition using asset yields from investments allocated to the product at the time of the unlocking of the assumption. The current discount rate at transition was 1.69% reflecting prevailing interest rates as of December 31, 2020. The amended guidance has no impact to consolidated stockholders’ equity or net income on the long-term care insurance contracts as the reserves are fully reinsured.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table illustrates the impact of adoption on the long-term care insurance contracts:

Future Policy Benefits and Expenses, pre-adoption December 31, 2020	$386.4
Effect of the remeasurement of the liability at current discount rate	250.8
Adjustment for loss contracts with NPR in excess of 100% under the modified retrospective approach	1.6
Adjusted balance, beginning of January 1, 2021	638.8
Less: reinsurance recoverable	(638.8)
Future Policy Benefits and Expenses, beginning of year January 1, 2021, net of reinsurance	$—
The following presents the effect of transition adjustments on consolidated stockholders’ equity:

	January 1, 2021
	Retained Earnings	Accumulated Other Comprehensive Loss
Future Policy Benefits and Expenses	$(1.6)	$(250.8)

10. Debt
Debt Issuance
2026 Senior Notes: In February 2023, the Company issued senior notes due February 2026 with an aggregate principal amount of $175.0 million, which bear interest at a rate of 6.1% per year and were issued at a 0.035% discount to the public (the “2026 Senior Notes”). Interest on the 2026 Senior Notes is payable semi-annually in arrears on February 27 and August 27 of each year, beginning on August 27, 2023. Prior to January 27, 2026, the Company may redeem all or part of the 2026 Senior Notes at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus a make-whole premium as described in the 2026 Senior Notes and accrued and unpaid interest up to the redemption date. On or after that date, the Company may redeem all or part of the 2026 Senior Notes at any time at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest up to the redemption date.
In anticipation of the issuance of the 2026 Senior Notes, the Company entered into a derivative transaction to hedge the risk associated with changes in interest rates up to the date the 2026 Senior Notes were issued. The Company determined that the derivative qualified for cash flow hedge accounting and recognized a deferred gain of $1.4 million upon settlement which was reported through other comprehensive income. The deferred gain will be recognized as a reduction in interest expense related to the 2026 Senior Notes on an effective yield basis.
Debt Redemption
In March 2023, the Company used the net proceeds from the sale of the 2026 Senior Notes (and available cash on hand) to redeem $175.0 million of the $225.0 million then outstanding principal amount of its 4.20% Senior Notes due September 2023 plus accrued and unpaid interest up to the redemption date. In connection with the redemption, the Company recognized a net gain from the extinguishment of the debt of $0.1 million. The net gain resulted from the recognition of a previously deferred gain from the termination of a hedge of the interest rate risk associated with the redeemed notes, partially offset by the immediate recognition of the remaining deferred debt issuance costs relating to the redeemed notes.

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive income (loss) before reclassifications	10.0	76.0	1.1	(0.1)	87.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.2	(1.0)	(2.5)	(0.3)
Net current-period other comprehensive income (loss)	10.0	79.2	0.1	(2.6)	86.7
Balance at March 31, 2023	$(384.0)	$(434.0)	$9.9	$(91.4)	$(899.5)

	Three Months Ended March 31, 2022
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	1.3	(347.8)	—	0.6	(345.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.0	(0.6)	(1.8)	10.6
Net current-period other comprehensive income (loss)	1.3	(334.8)	(0.6)	(1.2)	(335.3)
Balance at March 31, 2022	$(325.6)	$(78.2)	$11.8	$(93.3)	$(485.3)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2023	2022
Net unrealized losses (gains) on investments	$4.0	$16.4	Net realized losses (gains) on investments
	(0.8)	(3.4)	Provision for income taxes
	$3.2	$13.0	Net of tax
Net unrealized gains on derivative transactions	$(1.3)	$(0.7)	Interest expense
	0.3	0.1	Provision for income taxes
	$(1.0)	$(0.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$1.1	(1)
Amortization of prior service credit	(3.4)	(3.4)	(1)
	(3.1)	(2.3)
	0.6	0.5	Provision for income taxes
	$(2.5)	$(1.8)	Net of tax
Total reclassifications for the period	$(0.3)	$10.6	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. For additional information, see Note 13.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

12. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic EPS and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from common shares issuable upon vesting of performance share units (“PSUs”) and the purchase of shares under the Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method. The outstanding restricted stock units (“RSUs”) have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$113.6	$149.0
Less: Common stock dividends paid	(37.0)	(37.4)
Undistributed earnings	$76.6	$111.6

Denominator
Weighted average common shares outstanding used in basic per common share calculations	53,492,413	55,779,362
Incremental common shares from:
PSUs	205,749	399,632
ESPP	—	1,410
Weighted average common shares outstanding used in diluted per common share calculations	53,698,162	56,180,404
Earnings per common share - Basic
Distributed earnings	$0.69	$0.67
Undistributed earnings	1.43	2.00
Net income	$2.12	$2.67
Earnings per common share - Diluted
Distributed earnings	$0.69	$0.66
Undistributed earnings	1.43	1.99
Net income	$2.12	$2.65
Average PSUs totaling 61,590 and 14,777 for the three months ended March 31, 2023 and 2022, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

13. Retirement and Other Employee Benefits
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
The following tables present the components of net periodic benefit cost for the Plans for the three months ended March 31, 2023 and 2022:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Interest cost	$7.0	$4.2	$0.6	$0.4	$0.1	$—
Expected return on plan assets	(10.3)	(6.9)	—	—	(0.4)	(0.3)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	—	0.8	0.3	0.5	—	(0.2)
Net periodic benefit cost	$(3.3)	$(1.9)	$0.9	$0.9	$(3.7)	$(3.9)
 The Assurant Pension Plan funded status was $93.5 million at March 31, 2023 and $94.1 million at December 31, 2022 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 117% funded status at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2023.

14. Restructuring and Related Impairment Charges
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
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2023, cumulative costs incurred through December 31, 2022 and the estimated remaining costs to be incurred. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs Incurred for Three Months Ended March 31, 2023	Cumulative Costs Incurred Through December 31, 2022	Estimated Remaining Costs	Estimated Total Costs
Transformational plan:
Severance and other employee benefits	$(1.6)	$31.7	$4.9	$35.0
Total transformational plan	(1.6)	31.7	4.9	35.0
Return to work strategy:
Contract exit costs	4.9	15.5	—	20.4
Fixed asset impairment	—	1.1	—	1.1
Right-of-use asset impairment	3.1	4.6	—	7.7
Total return to work strategy	8.0	21.2	—	29.2
Total restructuring and impairment charges	$6.4	$52.9	$4.9	$64.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table shows the roll forward of the accrued liability (included in accounts payable and other liabilities in the consolidated balance sheets) by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2023	$29.3	$19.3
Charges incurred	—	4.9
Non-cash adjustment	(1.6)	—
Cash payments	(6.7)	(0.9)
Balance at March 31, 2023	$21.0	$23.3

15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $2.7 million of letters of credit outstanding as of March 31, 2023 and December 31, 2022.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Revised Consolidated Statements of Operations

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised
Policyholder benefits	$494.5	$(4.5)	$490.0
Underwriting, general and administrative expenses	801.6	0.1	801.7
Total benefits, losses and expenses	2,311.9	(4.4)	2,307.5
Income before income tax expense	170.8	4.4	175.2
Income tax expense	25.3	0.9	26.2
Net income	145.5	3.5	149.0
Basic earnings per share	2.61	0.06	2.67
Diluted earnings per share	2.59	0.06	2.65

Revised Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised
Net income	$145.5	$3.5	$149.0
Total comprehensive (loss) income	(189.8)	3.5	(186.3)

Revised Consolidated Statements of Changes in Equity

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised
Beginning equity	$5,489.7	$(25.6)	$5,464.1
Net income	145.5	3.5	149.0
Ending equity	5,021.1	(22.1)	4,999.0

Revised Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised
Operating activities
Net income	$145.5	$3.5	$149.0
Change in insurance policy reserves and expenses	(30.6)	(8.9)	(39.5)
Change in reinsurance recoverable	113.2	2.3	115.5
Change in reinsurance balance payable	(2.8)	2.1	(0.7)
Change in taxes payable	(70.5)	0.9	(69.6)
Change in other assets and other liabilities	(285.0)	(0.1)	(285.1)
Other	(40.8)	0.2	(40.6)
Net cash used in operating activities	(501.1)	—	(501.1)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2022 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2023 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three months ended March 31, 2023 (“First Quarter 2023” and “Three Months 2023”) and the three months ended March 31, 2022 (“First Quarter 2022” and “Three Months 2022”).
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
(iv)the failure to find suitable acquisitions at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or identify new areas for organic growth;
(v)our inability to recover should we experience a business continuity event;
(vi)the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;
(vii)risks related to our international operations;
(viii)declines in the value and availability of mobile devices, and export compliance or other risks in our mobile business;
(ix)our inability to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships;
(x)risks associated with joint ventures, franchises and investments in which we share ownership and management with third parties;
(xi)the impact of catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment;
(xii)negative publicity relating to our business, industry or clients;
(xiii)the impact of general economic, financial market and political conditions and conditions in the markets in which we operate, including the current inflationary environment;
(xiv)the adequacy of reserves established for claims and our inability to accurately predict and price for claims and other costs;
(xv)a decline in financial strength ratings of our insurance subsidiaries or in our corporate senior debt ratings;
(xvi)fluctuations in exchange rates, including in the current environment;
(xvii)an impairment of goodwill or other intangible assets;
(xviii)the failure to maintain effective internal control over financial reporting;
(xix)unfavorable conditions in the capital and credit markets;

(xx)a decrease in the value of our investment portfolio, including due to market, credit and liquidity risks, and changes in interest rates;
(xxi)an impairment in the value of our deferred tax assets;
(xxii)the unavailability or inadequacy of reinsurance coverage and the credit risk of reinsurers, including those to whom we have sold business through reinsurance;
(xxiii)the credit risk of some of our agents, third-party administrators and clients;
(xxiv)the inability of our subsidiaries to pay sufficient dividends to the holding company and limitations on our ability to declare and pay dividends or repurchase shares;
(xxv)limitations in the analytical models we use to assist in our decision-making;
(xxvi)the failure to effectively maintain and modernize our information technology systems and infrastructure, or the failure to integrate those of acquired businesses;
(xxvii)breaches of our information technology systems or those of third parties with whom we do business, or the failure to protect the security of data in such systems, including due to cyberattacks and as a result of working remotely;
(xxviii)the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security, data protection or tax;
(xxix)the impact of litigation and regulatory actions;
(xxx)reductions or deferrals in the insurance premiums we charge;
(xxxi)changes in insurance, tax and other regulations, including the Inflation Reduction Act of 2022;
(xxxii)volatility in our common stock price and trading volume; and
(xxxiii)employee misconduct.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2022 Annual Report, and “Item 1A—Risk Factors” below and in our 2022 Annual Report.
Reportable Segments
As of March 31, 2023, we had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: includes mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection, leased and financed solutions and related services (referred to as “Global Automotive”);
•Global Housing: includes lender-placed and voluntary homeowners insurance and manufactured housing insurance, and lender-placed flood insurance (referred to as “Homeowners”); and renters insurance and related and other products (referred to as “Renters and Other”); and
•Corporate and Other: includes corporate employee-related expenses and activities of the holding company.
We define Adjusted EBITDA, our segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations (described above), interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
Revision of Prior Period Financial Statements
Beginning with second quarter 2022, we changed the calculation of our segment measure of profitability, Adjusted EBITDA, to exclude certain businesses which we expect to fully exit, including the long-tail commercial liability businesses in Global Housing (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies within Global Lifestyle (collectively referred to as “non-core operations”). The non-core operations have been or are in the process of being exited by the Company. All prior period amounts have been revised, which impacts segment Adjusted EBITDA but does not impact consolidated net income. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report for more information.
We have also revised our prior period financial statements to reflect the correction of an error identified in second quarter 2022 related to reinsurance of claims and benefits payable within the Connected Living business unit in our Global Lifestyle segment, as well as other immaterial errors which were previously recorded in the periods in which we identified them. See

Notes 2 and 16 to the Consolidated Financial Statements included elsewhere in this Report for more information. Additionally, prior period disclosures have been revised to include Hurricane Eta, which should have been classified as a reportable catastrophe.
Executive Summary
Summary of Financial Results
Consolidated net income decreased $35.4 million, or 24%, to $113.6 million for First Quarter 2023 from $149.0 million for First Quarter 2022. The decline was primarily due to lower earnings in Global Housing, including higher reportable catastrophes (defined as individual catastrophic events that generate losses in excess of $5.0 million pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), and Global Lifestyle, as well as a higher effective tax rate compared to a favorable rate in the prior year period. The decline was partially offset by a decrease in net unrealized losses.
Global Lifestyle Adjusted EBITDA decreased $27.8 million, or 12%, to $198.9 million for First Quarter 2023 from $226.7 million for First Quarter 2022, primarily driven by lower Connected Living results mainly from an increase in claims costs within extended service contracts compared to favorable loss experience in first quarter 2022, as well as weaker international performance mainly from Asia Pacific and the unfavorable impact of foreign exchange. Global Automotive also declined from ongoing higher claims costs. The decline in Global Lifestyle was partially offset by higher investment income.
Global Lifestyle net earned premiums, fees and other income increased $51.7 million, or 3%, to $2.04 billion for First Quarter 2023 from $1.99 billion for First Quarter 2022, primarily driven by prior period sales in Global Automotive. Connected Living decreased mainly from the approximately $65.0 million impact from previously disclosed mobile contract changes, as well as runoff mobile programs, which were partially offset by growth in extended service contracts and North American mobile subscribers.
Global Housing Adjusted EBITDA decreased $36.0 million, or 34%, to $68.4 million for First Quarter 2023 from $104.4 million for First Quarter 2022. Pre-tax reportable catastrophes increased $43.3 million, due to severe weather and tornado events. Excluding reportable catastrophes, Adjusted EBITDA increased $7.3 million, or 7%, primarily due to Homeowners from higher lender-placed net earned premiums, which was partially offset by $32.0 million of higher non-catastrophe loss experience across all major products and increased catastrophe reinsurance costs.
Global Housing net earned premiums, fees and other income increased $48.0 million, or 11%, to $505.3 million for First Quarter 2023 from $457.3 million for First Quarter 2022, largely driven by Homeowners from an increase in lender-placed policies in-force as well as higher average insured values and premium rates.
Corporate and Other Adjusted EBITDA was $(24.4) million for First Quarter 2023 compared to $(22.2) million for First Quarter 2022. The change in results was primarily due to lower net investment income from lower asset balances.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living and Global Automotive businesses, and improve our performance in our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2022 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2022 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living and Global Automotive businesses, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, and capitalize on the smart home opportunity. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices and carrier promotional programs, as well as to changes in consumer preferences. Our Homeowners revenues will be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2022 Annual Report.
Critical Accounting Policies and Estimates
Our 2022 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2022 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2023.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report for more information.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Net earned premiums	$2,265.5	$2,136.4
Fees and other income	282.7	322.4
Net investment income	105.2	86.3
Net realized losses on investments and fair value changes to equity securities	(10.6)	(62.4)
Total revenues	2,642.8	2,482.7
Benefits, losses and expenses:
Policyholder benefits	645.6	490.0
Underwriting, selling, general and administrative expenses	1,823.2	1,790.6
Interest expense	27.0	26.9
Gain on extinguishment of debt	(0.1)	—
Total benefits, losses and expenses	2,495.7	2,307.5
Income before provision for income taxes	147.1	175.2
Provision for income taxes	33.5	26.2
Net income	$113.6	$149.0
For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net income decreased $35.4 million, or 24%, to $113.6 million for First Quarter 2023 from $149.0 million for First Quarter 2022, primarily due to lower earnings in Global Housing, including $34.2 million of higher reportable catastrophes, and in Global Lifestyle, as well as the absence of a $9.0 million one-time tax benefit from one of our international businesses that was recorded in First Quarter 2022. The decrease was partially offset by lower net unrealized losses from changes in fair value of equity securities. First Quarter 2022 included $43.5 million of after-tax net unrealized losses from changes in fair value of equity securities, mostly related to four equity positions that went public through SPAC mergers and preferred stocks due to an increase in interest rates, compared to $1.8 million of after-tax net unrealized losses in First Quarter 2023.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues
Net earned premiums	$1,788.1	$1,700.4
Fees and other income	252.2	288.2
Net investment income	76.7	57.4
Total revenues	2,117.0	2,046.0
Benefits, losses and expenses
Policyholder benefits	371.0	310.9
Underwriting, selling, general and administrative expenses	1,547.1	1,508.4
Total benefits, losses and expenses	1,918.1	1,819.3
Global Lifestyle Adjusted EBITDA	$198.9	$226.7

Net earned premiums, fees and other income:
Connected Living	$1,026.6	$1,077.4
Global Automotive	1,013.7	911.2
Total	$2,040.3	$1,988.6

Net earned premiums, fees and other income:
Domestic	$1,609.8	$1,536.3
International	430.5	452.3
Total	$2,040.3	$1,988.6
For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Adjusted EBITDA decreased $27.8 million, or 12%, to $198.9 million for First Quarter 2023 from $226.7 million for First Quarter 2022, primarily due to declines across Connected Living and Global Automotive, driven by elevated loss experience from higher claims costs primarily due to inflation in both Global Automotive and extended service contracts within Connected Living, as well as weaker international performance in Connected Living, mainly from Asia Pacific and the unfavorable impact of foreign exchange, and lower margins in our domestic mobile trade-in and upgrade programs, due to device mix from carrier promotions and slightly lower volumes. These decreases were partially offset by higher net investment income (after client profit sharing adjustments), organic growth in Global Automotive and modest domestic mobile subscriber growth.
Total revenues increased $71.0 million, or 3%, to $2.12 billion for First Quarter 2023 from $2.05 billion for First Quarter 2022. Net earned premiums increased $87.7 million, or 5%, primarily driven by continued organic growth from strong prior period U.S. sales in our Global Automotive business across all distribution channels and growth in extended service contracts and domestic mobile subscribers. This was partially offset by the run-off of certain global mobile programs, the impact of foreign exchange and a mobile program contract change that resulted in lower retention of premiums net of reinsurance. Net investment income increased $19.3 million, or 34%, primarily due to higher yields on fixed maturity securities, cash and short-term investments. The increase in total revenues was partially offset by a decrease in fees and other income of $36.0 million, or 12%, mainly due to a mobile program contract change related to an in-store mobile service and repair program.
Total benefits, losses and expenses increased $98.8 million, or 5%, to $1.92 billion for First Quarter 2023 from $1.82 billion for First Quarter 2022. Policyholder benefits increased $60.1 million, or 19%, primarily due to elevated loss experience from higher claims costs primarily due to inflation in both Global Automotive and extended service contracts within Connected Living, as well as growth in the Global Automotive business. Underwriting, selling, general and administrative expenses increased $38.7 million, or 3%, primarily due to higher commission expenses from growth in the Global Automotive business, partially offset by lower cost of sales mainly due to a mobile program contract change related to an in-store mobile service and repair program.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues
Net earned premiums	$475.0	$423.5
Fees and other income	30.3	33.8
Net investment income	21.2	18.9
Total revenues	526.5	476.2
Benefits, losses and expenses
Policyholder benefits	258.9	163.0
Underwriting, selling, general and administrative expenses	199.2	208.8
Total benefits, losses and expenses	458.1	371.8
Global Housing Adjusted EBITDA	$68.4	$104.4

Impact of reportable catastrophes	$49.5	$6.2

Net earned premiums, fees and other income
Homeowners	$391.4	$337.4
Renters and Other	113.9	119.9
Total	$505.3	$457.3
For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Adjusted EBITDA decreased $36.0 million, or 34%, to $68.4 million for First Quarter 2023 from $104.4 million for First Quarter 2022. Pre-tax reportable catastrophes for First Quarter 2023 increased $43.3 million to $49.5 million, compared to $6.2 million for First Quarter 2022, due to severe weather and tornado events. Excluding reportable catastrophes, Adjusted EBITDA increased $7.3 million, or 7%, mainly due to improved performance in Homeowners from higher lender-placed net earned premiums. The increase was partially offset by $32.0 million of higher non-catastrophe loss experience across all major products, driven by higher claims severity primarily due to inflation, and increased catastrophe reinsurance costs.
Total revenues increased $50.3 million, or 11%, to $526.5 million for First Quarter 2023 from $476.2 million for First Quarter 2022. Net earned premiums increased $51.5 million, or 12%, primarily driven by our Homeowners business from higher lender-placed policies in force, average insured values and premium rates, including contributions from new and existing clients, partially offset by exits from certain international markets and higher catastrophe reinsurance costs. Net investment income increased $2.3 million, or 12%, primarily due to higher yields on fixed maturity securities, cash and short term investments, partially offset by lower real estate related income. The increase in total revenues was partially offset by a $3.5 million, or 10%, decrease in fees and other income, mainly driven by a decline in Renters and Other.
Total benefits, losses and expenses increased $86.3 million, or 23%, to $458.1 million for First Quarter 2023 from $371.8 million for First Quarter 2022. Policyholder benefits increased $95.9 million, or 59%, due to higher non-catastrophe and catastrophe loss experience as described above. The increase in total benefits, losses and expenses was partially offset by a $9.6 million, or 5%, decrease in underwriting, selling, general and administrative expenses, primarily due to exits from certain international markets and higher reimbursements from the National Flood Insurance Program for processing flood claims for Hurricane Ian.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues
Net earned premiums	$—	$—
Fees and other income	0.1	0.3
Net investment income	4.5	8.5
Total revenues	4.6	8.8
Benefits, losses and expenses
Policyholder benefits	0.1	—
General and administrative expenses	28.9	31.0
Total benefits, losses and expenses	29.0	31.0
Corporate and Other Adjusted EBITDA	$(24.4)	$(22.2)
For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Adjusted EBITDA was $(24.4) million for First Quarter 2023 compared to $(22.2) million for First Quarter 2022. The change in results was primarily due to lower net investment income, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in the prior year for share repurchases, partially offset by lower general and administrative expenses.
Total revenues decreased $4.2 million, or 48%, to $4.6 million for First Quarter 2023 from $8.8 million for First Quarter 2022, primarily driven by a decrease in net investment income of $4.0 million, or 47%, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in the prior year for share repurchases and the reduction of net investment income from a subsidiary that was sold in second quarter 2022, partially offset by higher cash yields.
Total benefits, losses and expenses decreased $2.0 million, or 6%, to $29.0 million for First Quarter 2023 from $31.0 million for First Quarter 2022, primarily driven by the reduction of expenses from a subsidiary that was sold in second quarter 2022.

Investments
We had total investments of $7.82 billion and $7.52 billion as of March 31, 2023 and December 31, 2022, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased by $100.2 million during Three Months 2023, from $637.1 million as of December 31, 2022 to a net unrealized loss of $536.9 million as of March 31, 2023, primarily due to a decrease in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2023		December 31, 2022
Aaa / Aa / A	$3,737.4	57.0%	$3,615.2	57.5%
Baa	2,436.4	37.1%	2,295.4	36.5%
Ba	299.8	4.6%	305.2	4.9%
B and lower	84.2	1.3%	67.9	1.1%
Total	$6,557.8	100.0%	$6,283.7	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Fixed maturity securities	$78.6	$62.3
Equity securities	3.9	3.7
Commercial mortgage loans on real estate	4.1	3.9
Short-term investments	2.7	0.5
Other investments	3.0	17.2
Cash and cash equivalents	16.8	2.3
Total investment income	109.1	89.9
Investment expenses	(3.9)	(3.6)
Net investment income	$105.2	$86.3

Net investment income increased $18.9 million, or 22%, to $105.2 million for First Quarter 2023 from $86.3 million for First Quarter 2022, primarily driven by higher yields on fixed maturity securities, short-term investments and cash and cash equivalents, partially offset by a decrease in income from other investments due to lower real estate joint venture sales.
Net realized losses on investments and fair value changes to equity securities were $10.6 million for First Quarter 2023 compared to $62.4 million for First Quarter 2022. First Quarter 2023 was primarily driven by normal course sales of fixed maturity securities, changes in fair value of our remaining equity positions that went public through SPAC mergers, and impairments of other investments accounted for under the measurement alternative. First Quarter 2022 was primarily driven by $45.8 million of net unrealized losses from changes in fair value on SPAC equity positions and $17.9 million of net unrealized losses from preferred stocks due to an increase in interest rates, partially offset by $10.0 million of unrealized gains from an equity security accounted for under the measurement alternative in connection with a market observable event that occurred in First Quarter 2022. The net realized losses were also driven by $21.5 million in net realized losses on sales of fixed maturity securities that was partially offset by $10.9 million in net realized gains on sales of equity securities.

Liquidity and Capital Resources
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2022 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”). For the year ending December 31, 2023, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is approximately $344.7 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2022 Annual Report.
Holding Company
As of March 31, 2023, we had approximately $382.7 million in holding company liquidity, which was $157.7 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $469.5 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $112.0 million and $549.5 million for Three Months 2023 and Twelve Months 2022, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Three Months 2023, we paid common stock dividends of $37.0 million. We paid dividends of $0.70 per common share on March 20, 2023 to stockholders of record as of February 27, 2023. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
We did not repurchase any shares of our outstanding common stock during Three Months 2023. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. As of March 31, 2023, $274.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.” in our 2022 Annual Report.
Alternative asset portfolio structures are analyzed for significant lines of business. An investment portfolio maturity structure is then selected from these profiles given our return hurdle and risk appetite. Scenario testing of significant liability assumptions and new business projections is also performed.
Our liabilities generally have limited policyholder optionality, which means that the timing of payments is generally insensitive to the interest rate environment. In addition, our investment portfolio is largely comprised of highly liquid public fixed-maturity securities with a sufficient component of such securities invested that are near maturity which may be sold with minimal risk of loss to meet cash needs.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$50.0	$50.0	$225.0	$224.7
6.10% Senior Notes due February 2026	175.0	173.1	—	—
4.90% Senior Notes due March 2028	300.0	298.0	300.0	297.8
3.70% Senior Notes due February 2030	350.0	347.7	350.0	347.6
2.65% Senior Notes due January 2032	350.0	346.7	350.0	346.7
6.75% Senior Notes due February 2034	275.0	272.6	275.0	272.5
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.6	400.0	396.5
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.1
Total Debt		$2,128.8		$2,129.9
2026 Senior Notes: In February 2023, we issued senior notes with an aggregate principal amount of $175.0 million, which bear interest at a rate of 6.1% per year, mature in February 2026 and were issued at a 0.035% discount to the public (the “2026 Senior Notes”). Interest on the 2026 Senior Notes is payable semi-annually in arrears on February 27 and August 27 of each year, beginning on August 27, 2023. Prior to January 27, 2026, we may redeem all or part of the 2026 Senior Notes at any time at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus a make-whole premium as described in the 2026 Senior Notes and accrued and unpaid interest up to the redemption date. On or after that date, we may redeem all or part of the 2026 Senior Notes at any time at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest up to the redemption date.
In anticipation of the issuance of the 2026 Senior Notes, we entered into a derivative transaction to hedge the risk associated with changes in interest rates up to the date the 2026 Senior Notes were issued. We determined that the derivative qualified for cash flow hedge accounting and recognized a deferred gain of $1.4 million upon settlement which was reported through other comprehensive income. The deferred gain will be recognized as a reduction in interest expense related to the 2026 Senior Notes on an effective yield basis.
In March 2023, we used the net proceeds from the sale of the 2026 Senior Notes (and available cash on hand) to redeem $175.0 million of the $225.0 million then outstanding aggregate principal amount of our 4.20% Senior Notes due September 2023 plus accrued and unpaid interest up to the redemption date. In connection with the redemption, we recognized a net gain on extinguishment of debt of $0.1 million. The net gain resulted from the recognition of a previously deferred gain from the termination of a hedge of the interest rate risk associated with the redeemed notes, partially offset by the immediate recognition of the remaining deferred debt issuance costs relating to the redeemed notes.
In the next five years, we have three debt maturities in September 2023, February 2026 and March 2028 when the remaining 2023 Senior Notes, the 2026 Senior Notes and the 2028 Senior Notes become due and payable.
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
We made no borrowings using the Credit Facility during Three Months 2023 and no loans were outstanding as of March 31, 2023.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. This program is currently backed up by the Credit Facility, of which $499.8 million out of the $500.0 million was available as of March 31, 2023, due to $0.2 million of letters of credit outstanding.
We did not use the commercial paper program during Three Months 2023 and there were no amounts relating to the commercial paper program outstanding as of March 31, 2023. Our subsidiaries do not maintain commercial paper or other borrowing facilities.
Cash Flows
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2023	2022
Operating activities	$259.6	$(501.1)
Investing activities	(229.4)	(13.3)
Financing activities	(43.0)	(277.5)
Effect of exchange rate changes on cash and cash equivalents	1.7	(4.1)
Net change in cash	$(11.1)	$(796.0)
We typically generate operating cash inflows from premiums collected from our insurance products, fees received for services and income received from our investments, while outflows generally consist of policy acquisition costs, benefits paid and operating expenses. These net cash flows are then invested to support the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.
Net cash provided by operating activities was $259.6 million for Three Months 2023 compared to net cash used in operating activities of $501.1 million for Three Months 2022. The change in net operating cash flows was largely attributable to our mobile business operations that resulted primarily from higher collections of premiums and fees due to timing and a decrease in payments to vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties.
Net cash used in investing activities was $229.4 million for Three Months 2023 compared to net cash used in investing activities of $13.3 million for Three Months 2022. The increase in net cash used in investing activities was primarily driven by the investment of net cash provided by operating activities and the reinvestment of proceeds from sales and maturities of investments in higher yielding fixed maturities during the period.
Net cash used in financing activities was $43.0 million for Three Months 2023 compared to net cash used in financing activities of $277.5 million for Three Months 2022. The decrease in net cash used in financing activities was primarily due to the absence of share repurchases during the quarter.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Interest paid on debt	$49.5	$52.1
Common stock dividends	37.0	37.4
Total	$86.5	$89.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $2.7 million of letters of credit outstanding as of March 31, 2023 and December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2023, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 15 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2022 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards, effective as of January 18, 2023.

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards, effective as of January 18, 2023.

10.3
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Non-Employee Directors, effective as of January 18, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, originally filed on March 13, 2023).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: May 4, 2023