Form 10-Q
period 2023-06-30
ASSURANT, INC.
filed 2023-08-03
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 28, 2023 was 53,022,687.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2023	December 31, 2022
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,210.8 and $6,920.8 at June 30, 2023 and December 31, 2022, respectively)	$6,617.8	$6,283.7
Equity securities at fair value	259.6	281.3
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $3.1 and $1.8 at June 30, 2023 and December 31, 2022)	302.7	295.6
Short-term investments	279.7	155.5
Other investments	528.8	508.4
Total investments	7,988.6	7,524.5
Cash and cash equivalents	1,401.7	1,536.7
Premiums and accounts receivable (net of allowances for credit losses of $8.6 and $9.2 at June 30, 2023 and December 31, 2022, respectively)	2,342.3	2,406.4
Reinsurance recoverables (net of allowances for credit losses of $4.8 and $5.4 at June 30, 2023 and December 31, 2022, respectively)	6,636.6	6,999.4
Accrued investment income	90.7	85.1
Deferred acquisition costs	9,818.5	9,677.1
Property and equipment, net	642.7	645.1
Goodwill	2,606.3	2,603.0
Value of business acquired	166.4	262.8
Other intangible assets, net	608.4	638.9
Other assets (net of allowances for credit losses of $1.2 and $1.7 at June 30, 2023 and December 31, 2022, respectively) (1)	802.5	738.3
Total assets	$33,104.7	$33,117.3
Liabilities
Future policy benefits and expenses	$523.4	$507.9
Unearned premiums	19,931.3	19,802.4
Claims and benefits payable	2,020.3	2,210.0
Commissions payable	626.7	647.5
Reinsurance balances payable	482.6	492.8
Funds held under reinsurance	376.2	366.6
Accounts payable and other liabilities (including allowances for credit losses of $10.5 and $10.3 at June 30, 2023 and December 31, 2022, respectively, for the unsecured portion of the high deductible recoverables)	2,528.8	2,731.5
Debt	2,129.4	2,129.9
Total liabilities	28,618.7	28,888.6
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,304,730 and 55,126,470 shares issued and 53,008,641 and 52,830,381 shares outstanding at June 30, 2023 and December 31, 2022, respectively	0.6	0.6
Additional paid-in capital	1,653.7	1,637.8
Retained earnings	3,877.2	3,699.3
Accumulated other comprehensive loss	(922.7)	(986.2)
Treasury stock, at cost; 2,296,089 shares at June 30, 2023 and December 31, 2022	(122.8)	(122.8)
Total equity	4,486.0	4,228.7
Total liabilities and equity	$33,104.7	$33,117.3
(1)During second quarter 2023, Assurant, Inc. initiated plans to sell its Miami, Florida property. As of June 30, 2023, the related assets totaling $44.4 million met held-for-sale criteria and were reclassified from property and equipment, net, to other assets. Assurant, Inc. has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell.
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,343.0	$2,168.9	$4,608.5	$4,305.3
Fees and other income	295.7	325.2	578.4	647.6
Net investment income	112.9	92.0	218.1	178.3
Net realized losses on investments (including $3.1, $1.6, $5.6, and $2.1 of impairment-related losses for the three and six months ended June 30, 2023 and 2022, respectively) and fair value changes to equity securities	(20.0)	(76.4)	(30.6)	(138.8)
Total revenues	2,731.6	2,509.7	5,374.4	4,992.4
Benefits, losses and expenses
Policyholder benefits	632.5	600.0	1,278.1	1,090.0
Underwriting, selling, general and administrative expenses	1,867.6	1,811.7	3,690.8	3,602.3
Interest expense	27.2	27.2	54.2	54.1
Loss (gain) on extinguishment of debt	—	0.9	(0.1)	0.9
Total benefits, losses and expenses	2,527.3	2,439.8	5,023.0	4,747.3
Income before income tax expense	204.3	69.9	351.4	245.1
Income tax expense	48.0	17.7	81.5	43.9
Net income	$156.3	$52.2	$269.9	$201.2

Earnings Per Common Share
Basic	$2.91	$0.96	$5.03	$3.65
Diluted	$2.90	$0.95	$5.01	$3.61

Share Data
Weighted average common shares outstanding used in basic per common share calculations	53,745,611	54,607,321	53,619,711	55,190,104
Plus: Dilutive securities	144,071	407,626	223,324	473,842
Weighted average common shares outstanding used in diluted per common share calculations	53,889,682	55,014,947	53,843,035	55,663,946

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$156.3	$52.2	$269.9	$201.2
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $9.7, $77.5, $(11.1) and $162.8 for the three and six months ended June 30, 2023 and 2022, respectively	(46.9)	(291.9)	32.3	(626.7)
Change in unrealized gains on derivative transactions, net of taxes of $(0.6), $0.2, $(0.6) and $0.4 for the three and six months ended June 30, 2023 and 2022, respectively	2.1	(0.7)	2.2	(1.3)
Change in foreign currency translation, net of taxes of $(4.4), $1.0, $(2.1) and $(2.6) for the three and six months ended June 30, 2023 and 2022, respectively	23.7	(41.9)	33.7	(40.6)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.6, $0.6, $1.3 and $0.9 for the three and six months ended June 30, 2023 and 2022, respectively	(2.1)	(2.4)	(4.7)	(3.6)
Total other comprehensive income (loss)	(23.2)	(336.9)	63.5	(672.2)
Total comprehensive income (loss)	$133.1	$(284.7)	$333.4	$(471.0)

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at March 31, 2023	$0.6	$1,642.2	$3,775.9	$(899.5)	$(122.8)	$4,396.4
Stock plan compensation expense	—	17.2	—	—	—	17.2
Common stock dividends ($0.70 per share)	—	—	(39.7)	—	—	(39.7)
Acquisition of common stock	—	(5.7)	(15.3)	—	—	(21.0)
Net income	—	—	156.3	—	—	156.3
Other comprehensive income (loss)	—	—	—	(23.2)	—	(23.2)
Balance at June 30, 2023	$0.6	$1,653.7	$3,877.2	$(922.7)	$(122.8)	$4,486.0

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at March 31, 2022	$0.6	$1,652.1	$3,954.4	$(485.3)	$(122.8)	$4,999.0
Stock plan compensation expense	—	16.9	—	—	—	16.9
Common stock dividends ($0.68 per share)	—	—	(38.6)	—	—	(38.6)
Acquisition of common stock	—	(39.1)	(193.8)	—	—	(232.9)
Net income	—	—	52.2	—	—	52.2
Other comprehensive income (loss)	—	—	—	(336.9)	—	(336.9)
Balance at June 30, 2022	$0.6	$1,629.9	$3,774.2	$(822.2)	$(122.8)	$4,459.7

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	7.4	—	—	—	7.4
Stock plan compensation expense	—	29.7	—	—	—	29.7
Common stock dividends ($1.40 per share)	—	—	(76.7)	—	—	(76.7)
Acquisition of common stock	—	(21.2)	(15.3)	—	—	(36.5)
Net income	—	—	269.9	—	—	269.9
Other comprehensive income (loss)	—	—	—	63.5	—	63.5
Balance at June 30, 2023	$0.6	$1,653.7	$3,877.2	$(922.7)	$(122.8)	$4,486.0

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in millions)
Balance at December 31, 2021	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$5,464.1
Stock plan exercises	—	7.8	—	—	—	7.8
Stock plan compensation expense	—	29.3	—	—	—	29.3
Common stock dividends ($1.36 per share)	—	—	(76.0)	—	—	(76.0)
Acquisition of common stock	(0.1)	(102.2)	(392.2)	—	—	(494.5)
Net income	—	—	201.2	—	—	201.2
Other comprehensive income (loss)	—	—	—	(672.2)	—	(672.2)
Balance at June 30, 2022	$0.6	$1,629.9	$3,774.2	$(822.2)	$(122.8)	$4,459.7

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Operating activities
Net income	$269.9	$201.2
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax (benefit) expense	(23.5)	14.2
Depreciation and amortization	95.3	95.4
Net realized losses on investments, including impairment losses	30.6	138.8
(Gain) loss on extinguishment of debt	(0.1)	0.9
Stock based compensation expense	29.7	29.3
Restructuring costs	5.1	—
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(134.4)	527.1
Premiums and accounts receivable	67.2	(444.5)
Commissions payable	(21.6)	(40.6)
Reinsurance recoverable	392.1	77.0
Reinsurance balance payable	(15.6)	18.5
Funds withheld under reinsurance	9.0	(24.9)
Deferred acquisition costs and value of business acquired	(16.3)	(352.0)
Taxes receivable	(21.7)	(68.3)
Other assets and other liabilities	(200.2)	(459.8)
Other	(20.5)	(40.4)
Net cash provided by (used in) operating activities	445.0	(328.1)
Investing activities
Sales of:
Fixed maturity securities available for sale	563.8	1,712.6
Equity securities	10.9	40.3
Other invested assets	13.9	93.0
Subsidiary, net of cash transferred	—	4.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	123.9	297.8
Commercial mortgage loans on real estate	13.4	23.1
Purchases of:
Fixed maturity securities available for sale	(954.3)	(1,903.1)
Equity securities	(2.7)	(27.0)
Commercial mortgage loans on real estate	(21.8)	(59.9)
Other invested assets	(20.0)	(58.6)
Property and equipment and other	(97.8)	(87.3)
Subsidiaries, net of cash transferred	(0.3)	—
Change in short-term investments	(113.3)	70.6
Other	0.5	0.7
Net cash (used in) provided by investing activities	(483.8)	107.0

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
Financing activities
Issuance of debt, net of issuance costs	173.2	—
Repayment of debt	(175.0)	(75.9)
Payment of contingent liability	(2.5)	—
Acquisition of common stock	(17.8)	(466.6)
Common stock dividends paid	(76.7)	(76.0)
Employee stock purchases and withholdings	(1.6)	(6.4)
Net cash used in financing activities	(100.4)	(624.9)
Effect of exchange rate changes on cash and cash equivalents	4.2	(26.8)
Change in cash and cash equivalents	(135.0)	(872.8)
Cash and cash equivalents at beginning of period	1,536.7	2,054.8
Cash and cash equivalents at end of period	$1,401.7	$1,182.0

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
The consolidated balance sheet as of June 30, 2023, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three and six months ended June 30, 2023 and 2022 and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been revised to conform to the current period presentation, including the changes to the composition of the reportable segments described in Note 4 and changes in future policy benefits and expenses and reinsurance recoverables from the modified retrospective application of the new accounting pronouncement targeted improvements to long duration contracts as described in Notes 3 and 9.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Not Yet Adopted
As of June 30, 2023, ASUs not yet adopted were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

4. Segment Information
As of June 30, 2023, the Company had three reportable segments: Global Lifestyle, Global Housing and Corporate and Other. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations (described below), interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
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
The following table presents segment Adjusted EBITDA with a reconciliation to net income:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA by segment:
Global Lifestyle	$197.0	$221.0	$395.9	$447.7
Global Housing	154.6	61.0	223.0	165.4
Corporate and Other	(28.5)	(24.9)	(52.9)	(47.1)
Reconciling items to consolidated net income:
Interest expense	(27.2)	(27.2)	(54.2)	(54.1)
Depreciation expense	(25.4)	(21.8)	(51.8)	(42.1)
Amortization of purchased intangible assets	(18.7)	(17.0)	(37.4)	(34.6)
Net realized losses on investments and fair value changes to equity securities	(20.0)	(76.4)	(30.6)	(138.8)
Non-core operations (1)	(30.2)	(36.7)	(42.4)	(42.2)
Restructuring costs	1.3	(0.2)	(5.1)	(0.2)
Assurant Health runoff operations (2)	—	(0.5)	7.5	(0.5)
Other adjustments	1.4	(7.4)	(0.6)	(8.4)
Total reconciling items	(118.8)	(187.2)	(214.6)	(320.9)
Income before income tax expense	204.3	69.9	351.4	245.1
Income tax expense	48.0	17.7	81.5	43.9
Net income	$156.3	$52.2	$269.9	$201.2
(1)Consists of certain businesses which the Company has fully exited or expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies (collectively referred to as “non-core operations”). The non-core operations do not qualify as held for sale or discontinued operations under GAAP accounting guidance and are presented as a reconciling item to consolidated net income.
(2)In first quarter 2023, the Company recorded income of $7.5 million related to a payment it received from Time Insurance Company (“TIC”) pursuant to a participation agreement that the Company had with TIC in connection with its sale by the Company in 2018. The payment related to the Company’s prior participation in the risk adjustment program introduced by the Patient Protection and Affordable Care Act of 2010.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Global Lifestyle:
Connected Living	$1,079.2	$1,070.2	$2,105.8	$2,147.6
Global Automotive	1,029.7	942.4	2,043.4	1,853.6
Total	$2,108.9	$2,012.6	$4,149.2	$4,001.2

Global Housing:
Homeowners	$412.3	$344.1	$803.7	$681.5
Renters and Other	124.3	122.3	238.2	242.2
Total	$536.6	$466.4	$1,041.9	$923.7
The following table presents total assets by segment:

	June 30, 2023	December 31, 2022
Global Lifestyle (1)	$27,227.4	$27,404.1
Global Housing (1)	4,414.1	4,382.6
Corporate and Other (2)	1,463.2	1,330.6
Segment assets	$33,104.7	$33,117.3
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $420.7 million and $416.6 million as of June 30, 2023 and December 31, 2022, respectively.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $254.7 million and $290.3 million for Global Lifestyle and $20.9 million and $21.2 million for Global Housing for the three months ended June 30, 2023 and 2022, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $501.9 million and $568.3 million for Global Lifestyle and $40.8 million and $43.2 million for Global Housing for the six months ended June 30, 2023 and 2022, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $262.5 million and $167.7 million, respectively, as of June 30, 2023, and $271.7 million and $171.1 million, respectively, as of December 31, 2022. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended June 30, 2023 and 2022 that was included in unearned revenue as of December 31, 2022 and 2021 was $20.6 million and $26.4 million, respectively. Revenue from service contracts and sales of products recognized during the six months ended June 30, 2023 and 2022 that was included in unearned revenue as of December 31, 2022 and 2021 was $42.5 million and $49.0 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2023 and December 31, 2022, the Company had approximately $54.9 million and $61.4 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	June 30, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$72.9	$—	$0.2	$(5.7)	$67.4
States, municipalities and political subdivisions	141.9	—	0.5	(13.5)	128.9
Foreign governments	458.4	—	4.1	(17.3)	445.2
Asset-backed	843.1	—	2.9	(34.1)	811.9
Commercial mortgage-backed	407.8	—	0.1	(57.5)	350.4
Residential mortgage-backed	519.7	—	0.4	(55.7)	464.4
U.S. corporate	3,332.2	—	13.7	(298.4)	3,047.5
Foreign corporate	1,434.8	—	5.2	(137.9)	1,302.1
Total fixed maturity securities	$7,210.8	$—	$27.1	$(620.1)	$6,617.8

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
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$194.5	$192.8
Due after one year through five years	1,751.7	1,667.8
Due after five years through ten years	2,461.0	2,256.6
Due after ten years	1,033.0	873.9
Total	5,440.2	4,991.1
Asset-backed	843.1	811.9
Commercial mortgage-backed	407.8	350.4
Residential mortgage-backed	519.7	464.4
Total	$7,210.8	$6,617.8
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(7.8)	$(22.6)	$(11.8)	$(41.1)
Equity securities (1)	(9.8)	(54.0)	(12.9)	(97.2)
Commercial mortgage loans on real estate	0.2	—	(1.3)	0.2
Other investments	0.5	1.8	1.0	1.4
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(16.9)	(74.8)	(25.0)	(136.7)
Net realized losses related to impairments:
Fixed maturity securities	(2.1)	(1.6)	(2.1)	(1.6)
Other investments	(1.0)	—	(3.5)	(0.5)
Total net realized losses related to impairments	(3.1)	(1.6)	(5.6)	(2.1)
Total net realized losses on investments and fair value changes to equity securities	$(20.0)	$(76.4)	$(30.6)	$(138.8)
(1)Upward adjustments of $0.4 million, $0.4 million, $9.5 million and $19.5 million for the three and six months ended June 30, 2023 and 2022 and impairments of $1.0 million, $3.5 million, $0.0 million and $0.0 million for the three and six months ended June 30, 2023 and 2022, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses recognized on equity securities	$(9.8)	$(54.0)	$(12.9)	$(97.2)
Less: Net realized (losses) gains related to sales of equity securities	(1.5)	8.4	(2.3)	20.2
Total fair value changes to equity securities held (1)	$(8.3)	$(62.4)	$(10.6)	$(117.4)
(1)Three and six months ended June 30, 2023 and 2022 included $2.2 million, $4.5 million, $44.2 million and $77.9 million of net losses from four equity positions that went public during 2021. The total fair value of these investments as of June 30, 2023 was $5.1 million, included in equity securities on the consolidated balance sheet.
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	June 30, 2023	December 31, 2022
Initial cost	$82.1	$81.7
Cumulative upward adjustments	51.2	50.8
Cumulative downward adjustments (including impairments)	(8.4)	(5.0)
Carrying value	$124.9	$127.5
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2023 and December 31, 2022 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$19.9	$(0.4)	$44.1	$(5.3)	$64.0	$(5.7)
States, municipalities and political subdivisions	37.7	(2.0)	64.8	(11.5)	102.5	(13.5)
Foreign governments	95.3	(2.1)	213.9	(15.2)	309.2	(17.3)
Asset-backed	156.9	(7.3)	435.9	(26.8)	592.8	(34.1)
Commercial mortgage-backed	96.4	(9.7)	248.6	(47.8)	345.0	(57.5)
Residential mortgage-backed	200.7	(9.4)	233.7	(46.3)	434.4	(55.7)
U.S. corporate	1,292.9	(49.4)	1,398.8	(249.0)	2,691.7	(298.4)
Foreign corporate	424.8	(13.9)	775.3	(124.0)	1,200.1	(137.9)
Total fixed maturity securities	$2,324.6	$(94.2)	$3,415.1	$(525.9)	$5,739.7	$(620.1)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$58.5	$(2.9)	$24.6	$(3.8)	$83.1	$(6.7)
States, municipalities and political subdivisions	77.4	(7.8)	34.5	(8.2)	111.9	(16.0)
Foreign governments	268.5	(12.1)	92.7	(8.4)	361.2	(20.5)
Asset-backed	378.2	(22.0)	218.5	(18.2)	596.7	(40.2)
Commercial mortgage-backed	290.7	(33.2)	109.3	(23.3)	400.0	(56.5)
Residential mortgage-backed	371.3	(31.7)	58.6	(23.4)	429.9	(55.1)
U.S. corporate	2,266.6	(206.3)	370.3	(111.6)	2,636.9	(317.9)
Foreign corporate	843.9	(79.0)	251.8	(66.4)	1,095.7	(145.4)
Total fixed maturity securities	$4,555.1	$(395.0)	$1,160.3	$(263.3)	$5,715.4	$(658.3)
Total gross unrealized losses represented approximately 11% and 12% of the aggregate fair value of the related securities as of June 30, 2023 and December 31, 2022, respectively. Approximately 15% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2023 and December 31, 2022, respectively. The total gross unrealized losses are comprised of 3,880 and 3,826 individual securities as of June 30, 2023 and December 31, 2022, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of June 30, 2023 and December 31, 2022 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and six months ended June 30, 2023. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of June 30, 2023, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of Texas, California and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $9.7 million as of June 30, 2023 and from $0.1 million to $9.7 million as of December 31, 2022.
Credit quality indicators for commercial mortgage loans are loan-to-value and debt-service coverage ratios. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

commonly expressed as a percentage. The debt-service coverage ratio compares a property’s annual net operating income to its annual debt-service payments and is commonly expressed as a ratio. The loan-to-value and debt-service coverage ratios are generally updated annually in the fourth quarter.
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$17.6	$47.5	$43.0	$—	$—	$70.6	$178.7	58.4%
71% to 80%	2.5	29.6	68.2	2.8	—	4.5	107.6	35.2%
81% to 95%	—	—	17.7	—	—	1.8	19.5	6.4%
Greater than 95%	—	—	—	—	—	—	—	—%
Total	$20.1	$77.1	$128.9	$2.8	$—	$76.9	$305.8	100.0%

	June 30, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$—	$24.9	$11.6	$—	$—	$48.0	$84.5	27.6%
1.5 to 2.0	13.9	26.5	11.5	—	—	10.8	62.7	20.5%
1.0 to 1.5	6.2	25.7	56.1	—	—	12.9	100.9	33.0%
Less than 1.0	—	—	49.7	2.8	—	5.2	57.7	18.9%
Total	$20.1	$77.1	$128.9	$2.8	$—	$76.9	$305.8	100.0%

	December 31, 2022
	Origination Year
	2022	2021	2020	2019	2018	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$44.0	$45.1	$—	$—	$—	$76.0	$165.1	55.5%
71% to 80%	32.7	75.7	2.7	—	4.6	—	115.7	38.9%
81% to 95%	—	14.7	—	—	—	—	14.7	5.0%
Greater than 95%	—	—	—	—	—	1.9	1.9	0.6%
Total	$76.7	$135.5	$2.7	$—	$4.6	$77.9	$297.4	100.0%

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
(1)Loan-to-value ratio derived from current principal amount of the loan divided by the fair value of the property. The fair value of the underlying commercial properties is updated at least annually.
(2)Debt-service coverage ratio calculated using most recently reported annual net operating income from property operators divided by annual debt service payments.

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	June 30, 2023
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$67.4	$—		$67.4		$—
States, municipalities and political subdivisions	128.9	—		128.9		—
Foreign governments	445.2	—		445.2		—
Asset-backed	811.9	—		733.1		78.8
Commercial mortgage-backed	350.4	—		350.4		—
Residential mortgage-backed	464.4	—		464.4		—
U.S. corporate	3,047.5	—		3,011.7		35.8
Foreign corporate	1,302.1	—		1,294.4		7.7
Equity securities:
Mutual funds	33.1	33.1		—		—
Common stocks	19.4	18.7		0.7		—
Non-redeemable preferred stocks	207.1	—		207.1		—
Short-term investments	230.8	170.2	(2)	60.6	(3)	—
Other investments	66.9	66.7	(1)	—		0.2	(4)
Cash equivalents	755.7	735.2	(2)	20.5	(3)	—
Other assets	2.9	—		2.9	(4)	—
Assets held in separate accounts	10.6	8.0	(1)	2.6	(3)	—
Total financial assets	$7,944.3	$1,031.9		$6,789.9		$122.5

Financial Liabilities
Other liabilities	$66.7	$66.7	(1)	$—		$—
Liabilities related to separate accounts	10.6	8.0	(1)	2.6	(3)	—
Total financial liabilities	$77.3	$74.7		$2.6		$—

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	June 30, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$302.7	$285.6	$—	$—	$285.6
Other investments	6.4	6.4	1.5	—	4.9
Other assets	16.0	16.0	—	—	16.0
Total financial assets	$325.1	$308.0	$1.5	$—	$306.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.5	$7.8	$—	$—	$7.8
Funds withheld under reinsurance	376.2	376.2	376.2	—	—
Debt	2,129.4	1,926.5	—	1,926.5	—
Total financial liabilities	$2,513.1	$2,310.5	$376.2	$1,926.5	$7.8

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$295.6	$278.2	$—	$—	$278.2
Other investments	6.7	6.7	1.6	—	5.1
Other assets	12.7	12.7	—	—	12.7
Total financial assets	$315.0	$297.6	$1.6	$—	$296.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.0	$8.4	$—	$—	$8.4
Funds withheld under reinsurance	366.6	366.6	366.6	—	—
Debt	2,129.9	1,932.7	—	1,932.7	—
Total financial liabilities	$2,504.5	$2,307.7	$366.6	$1,932.7	$8.4
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$9,683.0	$9,025.4	$9,677.1	$8,811.0
Costs deferred	1,168.9	1,233.6	2,159.2	2,337.5
Amortization	(1,033.4)	(900.0)	(2,017.8)	(1,789.5)
Ending balance	$9,818.5	$9,359.0	$9,818.5	$9,359.0

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

	For the Six Months Ended June 30,
	2023	2022
Claims and benefits payable, at beginning of period	$2,210.0	$1,523.0
Less: Reinsurance ceded and other	(1,228.8)	(744.1)
Net claims and benefits payable, at beginning of period	981.2	778.9
Incurred losses and loss adjustment expenses related to:
Current year	1,293.1	1,070.3
Prior years	(15.0)	19.7
Total incurred losses and loss adjustment expenses	1,278.1	1,090.0
Paid losses and loss adjustment expenses related to:
Current year	708.4	631.6
Prior years	438.6	383.5
Total paid losses and loss adjustment expenses	1,147.0	1,015.1
Net claims and benefits payable, at end of period	1,112.3	853.8
Plus: Reinsurance ceded and other (1)	908.0	600.8
Claims and benefits payable, at end of period (1)	$2,020.3	$1,454.6
(1)Includes reinsurance recoverables and claims and benefits payable of $124.1 million and $56.0 million as of June 30, 2023 and 2022, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $15.0 million for the six months ended June 30, 2023 and net unfavorable loss development of $19.7 million for the six months ended June 30, 2022, as presented in the roll forward table above.
Global Lifestyle contributed $21.5 million and $43.5 million in net favorable loss development for the six months ended June 30, 2023 and 2022, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Positive trends in frequency and severity drove the significant favorable development in Global Automotive in 2022, but development was flat in 2023 due to inflationary impacts on parts and labor costs. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $22.3 million of net favorable loss development for the six months ended June 30, 2023 and $15.2 million of net unfavorable loss development for the six months ended June 30, 2022. The net favorable loss development for the six months ended June 30, 2023 consisted of favorable non-catastrophe development of $32.3 million, partially offset by unfavorable development from prior catastrophe events of $10.0 million. The favorable non-catastrophe development was

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

driven by $26.8 million from lender-placed hazard primarily in accident year 2022 due to favorable frequency and severity trends from lower than anticipated inflation. The unfavorable development primarily consisted of $8.0 million related to Winter Storm Elliott (which occurred in late December 2022) as a result of higher severity than initially projected. The net unfavorable loss development for the six months ended June 30, 2022 was attributable primarily to Tropical Storm Eta from accident year 2020, where the loss development pattern had been longer than typical and the average claim severities were higher than expected.
The sharing economy and small commercial lines of business, reported within non-core operations, contributed $30.0 million and $48.8 million in net unfavorable loss development during the six months ended June 30, 2023 and 2022, respectively. The $30.0 million in net unfavorable loss development consisted of $30.9 million from sharing economy, driven by reserve increases related to higher frequency expectations for the number of claims closed with indemnity payment, partially offset by $0.9 million in favorable loss development from small commercial. In second quarter 2023, the Company entered into a retroactive reinsurance treaty to cover certain known losses and adverse development, up to a $50.0 million aggregate limit, relating to the small commercial business. As a result of the treaty, the Company recorded a $5.0 million loss for the three and six months ended June 30, 2023, which is included in fees and other income in the consolidated statements of operations. The net unfavorable loss development for the six months ended June 30, 2022 was attributable primarily to emerging adverse development trends on known claims in sharing economy, as well as reserve assumption revisions to reflect relevant industry benchmarks.
All others contributed $1.2 million and $0.8 million of net favorable loss development for the six months ended June 30, 2023 and 2022 respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	June 30, 2023	December 31, 2022
Present value of expected net premiums
Balance, beginning of period	$34.2	$37.1
Beginning balance at original discount rate	33.4	29.2
Effect of changes in cash flow assumptions (1)	—	9.4
Effect of actual variances from expected experience	3.3	(2.7)
Adjusted beginning of period balance	36.7	35.9
Experience variance (2)	—	(0.3)
Interest accrual	0.9	4.6
Net premiums collected	(1.6)	(6.8)
Ending balance at original discount rate	36.0	33.4
Effect of changes in discount rate assumptions	1.8	0.8
Balance, end of period	$37.8	$34.2

Present value of expected future policy benefits
Balance, beginning of period	$462.4	$658.5
Beginning balance at original discount rate	444.4	430.0
Effect of changes in cash flow assumptions (1)	—	12.3
Effect of actual variances from expected experience	4.3	(3.3)
Adjusted beginning of period balance	448.7	439.0
Experience variance (2)	(1.0)	(1.2)
Interest accrual	6.5	24.7
Benefit payments	(5.1)	(18.1)
Ending balance at original discount rate	449.1	444.4
Effect of changes in discount rate assumptions	35.8	18.0
Balance, end of period	$484.9	$462.4

Net future policy benefits and expenses	$447.1	$428.2
Related reinsurance recoverable	447.1	428.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	12.3	12.7
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

	June 30, 2023	December 31, 2022
Long-term care	$447.1	$428.2
Other	76.3	79.7
Total	$523.4	$507.9
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	June 30, 2023	December 31, 2022
Expected future benefits payments	$837.3	$850.0
Expected future gross premiums	$72.5	$76.2
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	June 30, 2023	June 30, 2022
Gross premiums	$1.6	$1.7
Interest expense (original discount rate)	$5.6	$5.3
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	June 30, 2023	June 30, 2022
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.10%	3.40%
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at March 31, 2023	$(384.0)	$(434.0)	$9.9	$(91.4)	$(899.5)
Change in accumulated other comprehensive income (loss) before reclassifications	23.7	(54.8)	2.3	0.4	(28.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7.9	(0.2)	(2.5)	5.2
Net current-period other comprehensive income (loss)	23.7	(46.9)	2.1	(2.1)	(23.2)
Balance at June 30, 2023	$(360.3)	$(480.9)	$12.0	$(93.5)	$(922.7)

	Three Months Ended June 30, 2022
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at March 31, 2022	$(325.6)	$(78.2)	$11.8	$(93.3)	$(485.3)
Change in accumulated other comprehensive income (loss) before reclassifications	(41.9)	(305.0)	—	(0.6)	(347.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.1	(0.7)	(1.8)	10.6
Net current-period other comprehensive income (loss)	(41.9)	(291.9)	(0.7)	(2.4)	(336.9)
Balance at June 30, 2022	$(367.5)	$(370.1)	$11.1	$(95.7)	$(822.2)

	Six Months Ended June 30, 2023
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive income (loss) before reclassifications	33.7	21.2	3.4	0.3	58.6
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	11.1	(1.2)	(5.0)	4.9
Net current-period other comprehensive income (loss)	33.7	32.3	2.2	(4.7)	63.5
Balance at June 30, 2023	$(360.3)	$(480.9)	$12.0	$(93.5)	$(922.7)

	Six Months Ended June 30, 2022
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(40.6)	(652.8)	—	—	(693.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	26.1	(1.3)	(3.6)	21.2
Net current-period other comprehensive income (loss)	(40.6)	(626.7)	(1.3)	(3.6)	(672.2)
Balance at June 30, 2022	$(367.5)	$(370.1)	$11.1	$(95.7)	$(822.2)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended June 30,
	2023	2022
Net unrealized losses (gains) on investments	$10.0	$16.6	Net realized losses (gains) on investments
	(2.1)	(3.5)	Provision for income taxes
	$7.9	$13.1	Net of tax
Net unrealized gains on derivative transactions	$(0.7)	$(0.9)	Interest expense
	0.4	—	Underwriting, selling, general and administrative expenses
	0.1	0.2	Provision for income taxes
	$(0.2)	$(0.7)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$1.1	(1)
Amortization of prior service credit	(3.4)	(3.4)	(1)
	(3.1)	(2.3)
	0.6	0.5	Provision for income taxes
	$(2.5)	$(1.8)	Net of tax
Total reclassifications for the period	$5.2	$10.6	Net of tax

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Six Months Ended June 30,
	2023	2022
Net unrealized losses (gains) on investments	$14.0	$33.0	Net realized losses (gains) on investments
	(2.9)	(6.9)	Provision for income taxes
	$11.1	$26.1	Net of tax
Net unrealized gains on derivative transactions	$(2.0)	$(1.6)	Interest expense
	0.4	—	Underwriting, selling, general and administrative expenses
	0.4	0.3	Provision for income taxes
	$(1.2)	$(1.3)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.6	$2.2	(1)
Amortization of prior service credit	(6.8)	(6.8)	(1)
	(6.2)	(4.6)
	1.2	1.0	Provision for income taxes
	$(5.0)	$(3.6)	Net of tax
Total reclassifications for the period	$4.9	$21.2	Net of tax
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$156.3	$52.2	$269.9	$201.2
Less: Common stock dividends paid	(39.7)	(38.6)	(76.7)	(76.0)
Undistributed earnings	$116.6	$13.6	$193.2	$125.2

Denominator
Weighted average common shares outstanding used in basic per common share calculations	53,745,611	54,607,321	53,619,711	55,190,104
Incremental common shares from:
PSUs	78,906	361,287	158,159	427,503
ESPP	65,165	46,339	65,165	46,339
Weighted average common shares outstanding used in diluted per common share calculations	53,889,682	55,014,947	53,843,035	55,663,946
Earnings per common share - Basic
Distributed earnings	$0.74	$0.71	$1.43	$1.38
Undistributed earnings	2.17	0.25	3.60	2.27
Net income	$2.91	$0.96	$5.03	$3.65
Earnings per common share - Diluted
Distributed earnings	$0.74	$0.70	$1.42	$1.36
Undistributed earnings	2.16	0.25	3.59	2.25
Net income	$2.90	$0.95	$5.01	$3.61
Average PSUs totaling 58,380 and 82,222 for the three months ended June 30, 2023 and 2022, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 60,766 and 48,673 for the six months ended June 30, 2023 and 2022, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

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
The following tables present the components of net periodic benefit cost for the Plans for the three and six months ended June 30, 2023 and 2022:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Interest cost	$7.0	$4.2	$0.6	$0.3	$0.1	$0.1
Expected return on plan assets	(10.3)	(6.9)	—	—	(0.4)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	—	0.7	0.3	0.6	—	(0.2)
Net periodic benefit cost	$(3.3)	$(2.0)	$0.9	$0.9	$(3.7)	$(3.9)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Interest cost	$14.0	$8.4	$1.2	$0.7	$0.2	$0.1
Expected return on plan assets	(20.6)	(13.8)	—	—	(0.8)	(0.7)
Amortization of prior service credit	—	—	—	—	(6.8)	(6.8)
Amortization of net loss (gain)	—	1.5	0.6	1.1	—	(0.4)
Net periodic benefit cost	$(6.6)	$(3.9)	$1.8	$1.8	$(7.4)	$(7.8)
 The Assurant Pension Plan funded status was $95.5 million at June 30, 2023 and $94.1 million at December 31, 2022 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 118% and 117% funded status at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2023.

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
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2023, cumulative costs incurred through December 31, 2022, the estimated remaining costs to be incurred and the estimated total costs. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Costs Incurred for Three Months Ended June 30, 2023	Costs Incurred for Six Months Ended June 30, 2023	Cumulative Costs Incurred Through December 31, 2022	Estimated Remaining Costs	Estimated Total Costs
Transformational plan:
Severance and other employee benefits	$(1.3)	$(2.9)	$31.7	$6.2	$35.0
Total transformational plan	(1.3)	(2.9)	31.7	6.2	35.0
Return to work strategy:
Contract exit costs	—	4.9	15.5	—	20.4
Fixed asset impairment	—	—	1.1	—	1.1
Right-of-use asset impairment	—	3.1	4.6	—	7.7
Total return to work strategy	—	8.0	21.2	—	29.2
Total restructuring and impairment charges	$(1.3)	$5.1	$52.9	$6.2	$64.2

The following table shows the roll forward of the accrued liability (included in accounts payable and other liabilities in the consolidated balance sheets) by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2023	$29.3	$19.3
Charges incurred	—	4.9
Non-cash adjustment	(2.9)	—
Cash payments	(13.4)	(2.4)
Balance at June 30, 2023	$13.0	$21.8

15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $2.7 million of letters of credit outstanding as of June 30, 2023 and December 31, 2022, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2022 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2023 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and six months ended June 30, 2023 (“Second Quarter 2023” and “Six Months 2023”) and the three and six months ended June 30, 2022 (“Second Quarter 2022” and “Six Months 2022”).
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
(i)the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or if they disintermediate us, or if those parties face financial, reputational or regulatory issues;
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
Reportable Segments
As of June 30, 2023, we had three reportable segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
We define Adjusted EBITDA, our segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (which consists of certain businesses which we have fully exited or expect to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
Executive Summary
Summary of Financial Results
Consolidated net income increased $104.1 million to $156.3 million for Second Quarter 2023 from $52.2 million for Second Quarter 2022. The increase was primarily due to higher earnings within Global Housing and a decrease in net unrealized losses, partially offset by lower Global Lifestyle earnings.
Global Lifestyle Adjusted EBITDA decreased $24.0 million, or 11%, to $197.0 million for Second Quarter 2023 from $221.0 million for Second Quarter 2022, from lower Global Automotive and Connected Living results, including the absence of a $12.9 million gain from the sale of a real estate joint venture partnership in Second Quarter 2022. Excluding the real estate joint venture partnership gain, underlying Global Lifestyle Adjusted EBITDA declined $11.1 million, or 5%, mainly from ongoing elevated claims costs in Global Automotive and weaker results in Asia Pacific and Europe within Connected Living. This decrease was partially offset by higher investment income across Global Lifestyle and modest growth in extended service contracts and mobile device protection results in North America.
Global Lifestyle net earned premiums, fees and other income increased $96.3 million, or 5%, to $2.11 billion for Second Quarter 2023 from $2.01 billion for Second Quarter 2022, driven by prior period sales in Global Automotive. Connected Living increased modestly from growth in extended service contracts and North American mobile subscribers, partially offset by an approximately $58.4 million impact from previously disclosed mobile program contract changes as well as runoff mobile programs.
Global Housing Adjusted EBITDA increased $93.6 million, or 153%, to $154.6 million for Second Quarter 2023 from $61.0 million for Second Quarter 2022, primarily due to significant growth in Homeowners from higher lender-placed net earned premiums and lower non-catastrophe loss experience, including a $40.0 million year-over-year decrease in prior period reserve development. Second Quarter 2023 included $13.4 million of reportable catastrophes, compared to $20.3 million in the prior year period.
Global Housing net earned premiums, fees and other income increased $70.2 million, or 15%, to $536.6 million for Second Quarter 2023 from $466.4 million for Second Quarter 2022, largely driven by Homeowners from increases in lender-placed policies in-force, average insured values and premium rates.
Corporate and Other Adjusted EBITDA was $(28.5) million for Second Quarter 2023 compared to $(24.9) million for Second Quarter 2022. The change in results was primarily due to lower net investment income from lower asset balances.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living and Global Automotive businesses, and the performance in our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures which have impacted claims costs, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2022 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2022 Annual Report.
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
Critical Accounting Policies and Estimates
Our 2022 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2022 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2023.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net earned premiums	$2,343.0	$2,168.9	$4,608.5	$4,305.3
Fees and other income	295.7	325.2	578.4	647.6
Net investment income	112.9	92.0	218.1	178.3
Net realized losses on investments and fair value changes to equity securities	(20.0)	(76.4)	(30.6)	(138.8)
Total revenues	2,731.6	2,509.7	5,374.4	4,992.4
Benefits, losses and expenses:
Policyholder benefits	632.5	600.0	1,278.1	1,090.0
Underwriting, selling, general and administrative expenses	1,867.6	1,811.7	3,690.8	3,602.3
Interest expense	27.2	27.2	54.2	54.1
Loss (gain) on extinguishment of debt	—	0.9	(0.1)	0.9
Total benefits, losses and expenses	2,527.3	2,439.8	5,023.0	4,747.3
Income before provision for income taxes	204.3	69.9	351.4	245.1
Provision for income taxes	48.0	17.7	81.5	43.9
Net income	$156.3	$52.2	$269.9	$201.2
For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Net income increased $104.1 million to $156.3 million for Second Quarter 2023 from $52.2 million for Second Quarter 2022, primarily due to higher earnings from Global Housing, driven by significant growth in our Homeowners business from higher lender-placed net earned premiums, and a $42.7 million decrease in after-tax net unrealized losses from changes in the fair value of equity securities. The increase was partially offset by lower earnings from Global Lifestyle, primarily driven by lower Global Automotive results from ongoing elevated claims costs.
For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net income increased $68.7 million, or 34%, to $269.9 million for Six Months 2023 from $201.2 million for Six Months 2022, primarily driven by a $84.4 million decrease in after-tax net unrealized losses from changes in the fair value of equity securities and higher earnings from our Homeowners business within Global Housing. The increase was partially offset by lower earnings from Global Lifestyle, due to declines across Global Automotive and Connected Living, and a $29.5 million increase in reportable catastrophes due to severe weather and tornado events.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$1,840.3	$1,722.4	$3,628.4	$3,422.8
Fees and other income	268.6	290.2	520.8	578.4
Net investment income	80.9	65.8	157.6	123.2
Total revenues	2,189.8	2,078.4	4,306.8	4,124.4
Benefits, losses and expenses
Policyholder benefits	402.3	334.2	773.3	645.1
Underwriting, selling, general and administrative expenses	1,590.5	1,523.2	3,137.6	3,031.6
Total benefits, losses and expenses	1,992.8	1,857.4	3,910.9	3,676.7
Global Lifestyle Adjusted EBITDA	$197.0	$221.0	$395.9	$447.7

Net earned premiums, fees and other income:
Connected Living	$1,079.2	$1,070.2	$2,105.8	$2,147.6
Global Automotive	1,029.7	942.4	2,043.4	1,853.6
Total	$2,108.9	$2,012.6	$4,149.2	$4,001.2

Net earned premiums, fees and other income:
Domestic	$1,660.1	$1,544.8	$3,269.9	$3,081.1
International	448.8	467.8	879.3	920.1
Total	$2,108.9	$2,012.6	$4,149.2	$4,001.2
For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Adjusted EBITDA decreased $24.0 million, or 11%, to $197.0 million for Second Quarter 2023 from $221.0 million for Second Quarter 2022, primarily driven by the absence of a $12.9 million gain from the sale of a real estate joint venture partnership in Second Quarter 2022, ongoing elevated claims costs in Global Automotive, including higher parts and labor costs due to inflation and unfavorable loss experience in select ancillary auto products, as well as weaker Connected Living results in Asia Pacific and Europe, including the impact of foreign exchange. The decline in Global Lifestyle was partially offset by higher net investment income across Global Lifestyle, primarily due to higher yields, and modest growth in extended service contracts and mobile device protection results in North America.
Total revenues increased $111.4 million, or 5%, to $2.19 billion for Second Quarter 2023 from $2.08 billion for Second Quarter 2022. Net earned premiums increased $117.9 million, or 7%, primarily driven by continued organic growth from prior period sales in our U.S. Global Automotive business across all distribution channels and growth in extended service contracts and mobile subscribers in North America. This increase was partially offset by the run-off of certain global mobile programs, a mobile program contract change that resulted in lower retention of premiums net of reinsurance and the impact of foreign exchange. Net investment income increased $15.1 million, or 23%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by the absence of a gain from the sale of a real estate joint venture partnership in Second Quarter 2022. The increase in total revenues was partially offset by a decrease in fees and other income of $21.6 million, or 7%, mainly due to a mobile program contract change related to our in-store mobile service and repair business.
Total benefits, losses and expenses increased $135.4 million, or 7%, to $1.99 billion for Second Quarter 2023 from $1.86 billion for Second Quarter 2022. Policyholder benefits increased $68.1 million, or 20%, primarily due to ongoing higher claims costs in our Global Automotive business, including higher parts and labor costs as well as unfavorable loss experience in select domestic ancillary products. This was partially offset by a mobile program contract change that resulted in lower retention of losses net of reinsurance. Underwriting, selling, general and administrative expenses increased $67.3 million, or 4%, primarily due to higher commission expenses from growth across the Global Automotive and Connected Living businesses, partially offset by lower cost of sales mainly due to a mobile program contract change related to our in-store mobile service and repair business, the run-off of certain global mobile programs and the impact of foreign exchange.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Adjusted EBITDA decreased $51.8 million, or 12%, to $395.9 million for Six Months 2023 from $447.7 million for Six Months 2022, primarily due to ongoing elevated claims costs in Global Automotive, as described above, weaker Connected Living results in Asia Pacific and Europe, including the impact of foreign exchange, the absence of a $17.0 million gain from the sales of real estate joint venture partnerships in Six Months 2022, and lower volumes in our domestic mobile trade-in and upgrade programs, due to the timing and structure of carrier promotions. The decline in Global Lifestyle was partially offset by higher net investment income across both Global Automotive and Connected Living.
Total revenues increased $182.4 million, or 4%, to $4.31 billion for Six Months 2023 from $4.12 billion for Six Months 2022. Net earned premiums increased $205.6 million, or 6%, primarily driven by continued organic growth from prior period sales in our U.S. Global Automotive business across all distribution channels and growth in extended service contracts and domestic mobile subscribers. This increase was partially offset by the run-off of certain global mobile programs, the impact of foreign exchange and a mobile program contract change that resulted in lower retention of premiums net of reinsurance. Net investment income increased $34.4 million, or 28%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by the absence of a gain from the sales of real estate joint venture partnerships in Six Months 2022. The increase in total revenues was partially offset by a decrease in fees and other income of $57.6 million, or 10%, mainly due to a mobile program contract change related to our in-store mobile service and repair business.
Total benefits, losses and expenses increased $234.2 million, or 6%, to $3.91 billion for Six Months 2023 from $3.68 billion for Six Months 2022. Policyholder benefits increased $128.2 million, or 20%, primarily due to ongoing elevated claims costs in our Global Automotive business, as described above, partially offset by a mobile program contract change that resulted in lower retention of losses net of reinsurance. Underwriting, selling, general and administrative expenses increased $106.0 million, or 3%, primarily due to higher commission expenses from growth across the Global Automotive and Connected Living businesses, partially offset by a mobile program contract change related to our in-store mobile service and repair business, as well as the impact of foreign exchange.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$504.5	$431.6	$979.5	$855.1
Fees and other income	32.1	34.8	62.4	68.6
Net investment income	25.2	17.9	46.4	36.8
Total revenues	561.8	484.3	1,088.3	960.5
Benefits, losses and expenses
Policyholder benefits	207.8	212.5	466.7	375.5
Underwriting, selling, general and administrative expenses	199.4	210.8	398.6	419.6
Total benefits, losses and expenses	407.2	423.3	865.3	795.1
Global Housing Adjusted EBITDA	$154.6	$61.0	$223.0	$165.4

Impact of reportable catastrophes	$13.4	$20.3	$62.9	$26.5

Net earned premiums, fees and other income
Homeowners	$412.3	$344.1	$803.7	$681.5
Renters and Other	124.3	122.3	238.2	242.2
Total	$536.6	$466.4	$1,041.9	$923.7
For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Adjusted EBITDA increased $93.6 million, or 153%, to $154.6 million for Second Quarter 2023 from $61.0 million for Second Quarter 2022, mainly due to growth in Homeowners from higher lender-placed policies in force, average insured values and premium rates, lower non-catastrophe loss experience, including a $40.0 million decrease in non-catastrophe prior period reserve development, higher net investment income, a $6.9 million decrease in reportable catastrophes and lower catastrophe reinsurance costs. Pre-tax reportable catastrophes for Second Quarter 2023 decreased $6.9 million to $13.4 million, compared to $20.3 million for Second Quarter 2022.
Total revenues increased $77.5 million, or 16%, to $561.8 million for Second Quarter 2023 from $484.3 million for Second Quarter 2022. Net earned premiums increased $72.9 million, or 17%, primarily driven by our Homeowners business from higher lender-placed policies in force, average insured values and premium rates, partially offset by exits from certain international markets. Net investment income increased $7.3 million, or 41%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by the absence of a gain from the sale of a real estate joint venture partnership in Second Quarter 2022. The increase in total revenues was partially offset by a $2.7 million, or 8%, decrease in fees and other income, mainly driven by a decline in Renters and Other from lower installment fees.
Total benefits, losses and expenses decreased $16.1 million, or 4%, to $407.2 million for Second Quarter 2023 from $423.3 million for Second Quarter 2022. Underwriting, selling, general and administrative expenses decreased $11.4 million, or 5%, primarily due to exits from certain international markets and a discretionary benefit from the Federal Emergency Management Agency (“FEMA”) related to the National Flood Insurance Program (“NFIP”). Policyholder benefits decreased $4.7 million, or 2%, due to more favorable non-catastrophe prior period development and lower catastrophe losses, partially offset by higher current period lender-placed non-catastrophe losses from business growth and higher severity and frequency.
For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Adjusted EBITDA increased $57.6 million, or 35%, to $223.0 million for Six Months 2023 from $165.4 million for Six Months 2022, mainly due to growth in Homeowners from higher lender-placed policies in force, average insured values and premium rates, a $36.4 million increase in reportable catastrophes due to severe weather and tornado events, and higher net investment income.

Total revenues increased $127.8 million, or 13%, to $1.09 billion for Six Months 2023 from $960.5 million for Six Months 2022. Net earned premiums increased $124.4 million, or 15%, primarily driven by our Homeowners business from higher lender-placed policies in force, average insured values and premium rates, partially offset by exits from certain international markets. Net investment income increased $9.6 million, or 26%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by the absence of gains from the sales of real estate joint venture partnerships in Six Months 2022. The increase in total revenues was partially offset by a $6.2 million, or 9%, decrease in fees and other income, mainly driven by a decline in Renters and Other from lower installment fees.
Total benefits, losses and expenses increased $70.2 million, or 9%, to $865.3 million for Six Months 2023 from $795.1 million for Six Months 2022. Policyholder benefits increased $91.2 million, or 24%, due to higher non-catastrophe loss experience, in part due to inflation, and higher catastrophe losses. The increase in total benefits, losses and expenses was partially offset by a $21.0 million, or 5%, decrease in underwriting, selling, general and administrative expenses, primarily due to exits from certain international markets and lower expenses related to the NFIP due to higher reimbursements for processing flood claims for Hurricane Ian and a discretionary benefit from FEMA.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	—	0.1	0.1	0.4
Net investment income	3.8	6.8	8.3	15.3
Total revenues	3.8	6.9	8.4	15.7
Benefits, losses and expenses
Policyholder benefits	—	0.4	0.1	0.4
General and administrative expenses	32.3	31.4	61.2	62.4
Total benefits, losses and expenses	32.3	31.8	61.3	62.8
Corporate and Other Adjusted EBITDA	$(28.5)	$(24.9)	$(52.9)	$(47.1)
For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Adjusted EBITDA was $(28.5) million for Second Quarter 2023 compared to $(24.9) million for Second Quarter 2022. The change in results was primarily due to lower net investment income, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Second Quarter 2022 for share repurchases.
Total revenues decreased $3.1 million, or 45%, to $3.8 million for Second Quarter 2023 from $6.9 million for Second Quarter 2022, primarily driven by a decrease in net investment income, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Second Quarter 2022 for share repurchases, partially offset by higher cash yields.
Total benefits, losses and expenses increased $0.5 million, or 2%, to $32.3 million for Second Quarter 2023 from $31.8 million for Second Quarter 2022, primarily driven by higher employee-related expenses.
For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Adjusted EBITDA was $(52.9) million for Six Months 2023 compared to $(47.1) million for Six Months 2022. The change in results was primarily due to lower net investment income, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Six Months 2022 for share repurchases, partially offset by lower general and administrative expenses.
Total revenues decreased $7.3 million, or 46%, to $8.4 million for Six Months 2023 from $15.7 million for Six Months 2022, primarily driven by a decrease in net investment income of $7.0 million, or 46%, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Six Months 2022 for share repurchases, partially offset by higher cash yields.
Total benefits, losses and expenses decreased $1.5 million, or 2%, to $61.3 million for Six Months 2023 from $62.8 million for Six Months 2022, primarily driven by the reduction of expenses from a subsidiary that was sold in Second Quarter 2022, partially offset by higher employee-related expenses.

Investments
We had total investments of $7.99 billion and $7.52 billion as of June 30, 2023 and December 31, 2022, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased by $44.1 million during Six Months 2023, from $637.1 million as of December 31, 2022 to a net unrealized loss of $593.0 million as of June 30, 2023, primarily due to a decrease in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2023		December 31, 2022
Aaa / Aa / A	$3,791.4	57.3%	$3,615.2	57.5%
Baa	2,446.4	37.0%	2,295.4	36.5%
Ba	297.1	4.5%	305.2	4.9%
B and lower	82.9	1.2%	67.9	1.1%
Total	$6,617.8	100.0%	$6,283.7	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturity securities	$81.0	$66.0	$159.6	$128.3
Equity securities	3.7	3.8	7.6	7.5
Commercial mortgage loans on real estate	4.3	3.4	8.4	7.3
Short-term investments	3.4	0.8	6.1	1.3
Other investments	5.2	17.8	8.2	35.0
Cash and cash equivalents	19.4	3.8	36.2	6.1
Total investment income	117.0	95.6	226.1	185.5
Investment expenses	(4.1)	(3.6)	(8.0)	(7.2)
Net investment income	$112.9	$92.0	$218.1	$178.3

Net investment income increased $20.9 million, or 23%, to $112.9 million for Second Quarter 2023 from $92.0 million for Second Quarter 2022, primarily driven by higher yields on fixed maturity securities, short-term investments, and cash equivalents, partially offset by a decrease in income from other investments due to lower real estate joint venture sales.
Net realized losses on investments and fair value changes to equity securities were $20.0 million for Second Quarter 2023 compared to $76.4 million for Second Quarter 2022. Second Quarter 2023 was primarily driven by sales of fixed maturity securities, net unrealized losses in equity securities and impairments in fixed maturities and other investments accounted for under the measurement alternative. Second Quarter 2022 was primarily driven by $62.5 million of net unrealized losses from changes in fair value of equity securities that were driven by a $47.8 million decrease in net unrealized gains from four equity positions that went public in 2021 through special purpose acquisition company (“SPAC”) mergers. The net realized losses were also driven by $22.6 million of net realized losses on sales of fixed maturity securities, partially offset by $8.4 million of net realized gains on sales of equity securities.
Net investment income increased $39.8 million, or 22%, to $218.1 million for Six Months 2023 from $178.3 million for Six Months 2022, primarily driven by higher yields on fixed maturity securities, short-term investments, and cash equivalents, partially offset by a decrease in income from other investments due to lower real estate joint venture sales.
Net realized losses on investments and fair value changes to equity securities were $30.6 million for Six Months 2023 compared to $138.8 million for Six Months 2022. Six Months 2023 was primarily driven by sales of fixed maturity securities, net unrealized losses in equity securities and impairments in fixed maturities and other investments accounted for under the measurement alternative. Six Months 2022 was primarily driven by $108.5 million loss on common stocks primarily related to SPACs and $39.3 million loss on preferred stocks primarily related to higher yields.
As of June 30, 2023, we owned $40.6 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $37.4 million of municipal securities, whose credit rating was A+ with and without the guarantee.

For more information on our investments, see Notes 6 and 7 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
In June 2023, we finalized our 2023 property catastrophe reinsurance program. 2023 reinsurance premiums for the total program are estimated to be approximately $200.0 million pre-tax compared to approximately $189.0 million pre-tax for 2022, predominantly reflecting increased lender-placed exposure as a result of higher average insured values compared to 2022. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.28 billion of coverage in excess of a $125.0 million retention for a first event, which drops to $100.0 million for a second and third event. All layers of the program allow for one automatic reinstatement. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program is covered for gross Florida losses of up to approximately $1.58 billion.
The 2023 catastrophe reinsurance program also includes Caribbean protection of up to $55.0 million, in excess of a $5.0 million retention.
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
Holding Company
As of June 30, 2023, we had approximately $495.0 million in holding company liquidity, which was $270.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $580.0 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $291.5 million and $549.5 million for Six Months 2023 and Twelve Months 2022, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Six Months 2023, we made common stock repurchases and paid common stock dividends of $96.7 million. We paid dividends of $0.70 per common share on June 20, 2023 to stockholders of record as of May 30, 2023. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Six Months 2023, we repurchased 157,491 shares of our outstanding common stock at a cost of $20.0 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. As of June 30, 2023, $254.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$50.0	$50.0	$225.0	$224.7
6.10% Senior Notes due February 2026	175.0	173.3	—	—
4.90% Senior Notes due March 2028	300.0	298.0	300.0	297.8
3.70% Senior Notes due February 2030	350.0	347.7	350.0	347.6
2.65% Senior Notes due January 2032	350.0	346.9	350.0	346.7
6.75% Senior Notes due February 2034	275.0	272.6	275.0	272.5
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.8	400.0	396.5
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.1
Total Debt		$2,129.4		$2,129.9
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
We made no borrowings using the Credit Facility during Six Months 2023 and no loans were outstanding as of June 30, 2023.

Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1 by A.M. Best, P-2 by Moody’s and A-2 by S&P. This program is currently backed up by the Credit Facility, of which $499.8 million out of the $500.0 million was available as of June 30, 2023, due to $0.2 million of letters of credit outstanding.
We did not use the commercial paper program during Six Months 2023 and there were no amounts relating to the commercial paper program outstanding as of June 30, 2023. Our subsidiaries do not maintain commercial paper or other borrowing facilities.
Cash Flows
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2023	2022
Operating activities	$445.0	$(328.1)
Investing activities	(483.8)	107.0
Financing activities	(100.4)	(624.9)
Effect of exchange rate changes on cash and cash equivalents	4.2	(26.8)
Net change in cash	$(135.0)	$(872.8)
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
Net cash provided by operating activities was $445.0 million for Six Months 2023 compared to net cash used in operating activities of $328.1 million for Six Months 2022. The change in net operating cash flows was largely attributable to our mobile business operations, primarily from higher collections of premiums and fees due to timing, and a decrease in payments to vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties.
Net cash used in investing activities was $483.8 million for Six Months 2023 compared to net cash provided by investing activities of $107.0 million for Six Months 2022. The change in net investing cash flows was primarily driven by the investment of net cash provided by operating activities and the reinvestment of proceeds from sales and maturities of investments in higher yielding fixed maturities during the period. Also contributing to the change was an increase in purchases of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $100.4 million for Six Months 2023 compared to net cash used in financing activities of $624.9 million for Six Months 2022. The change in net financing cash flows was primarily due to lower share repurchases during Six Months 2023. In addition, during Six Months 2022, we redeemed $75.0 million of the $300.0 million then outstanding principal amount of our 4.20% Senior Notes due September 2023.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
Interest paid on debt	$52.8	$55.4
Common stock dividends	76.7	76.0
Total	$129.5	$131.4
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $2.7 million of letters of credit outstanding as of June 30, 2023 and December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2023, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 1 - April 30	—	$—	—	$274.5
May 1 - May 31	—	—	—	274.5
June 1 - June 30	157,491	127.05	157,491	254.5
Total	157,491	$127.05	157,491	$254.5
(1)Shares repurchased pursuant to the May 2021 publicly announced share repurchase authorization of up to $900.0 million aggregate cost at purchase of outstanding common stock. As of June 30, 2023, $254.5 million aggregate cost at purchase remained unused under the repurchase authorization.

Item 5. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
None.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 11, 2023.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: August 3, 2023