Form 10-Q
period 2023-09-30
ASSURANT, INC.
filed 2023-11-02
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 27, 2023 was 52,590,620.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	September 30, 2023	December 31, 2022
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,262.5 and $6,920.8 at September 30, 2023 and December 31, 2022, respectively)	$6,530.5	$6,283.7
Equity securities at fair value	256.5	281.3
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $4.4 and $1.8 at September 30, 2023 and December 31, 2022, respectively)	322.0	295.6
Short-term investments	290.4	155.5
Other investments	523.3	508.4
Total investments	7,922.7	7,524.5
Cash and cash equivalents	1,425.3	1,536.7
Premiums and accounts receivable (net of allowances for credit losses of $7.5 and $9.2 at September 30, 2023 and December 31, 2022, respectively)	2,410.2	2,406.4
Reinsurance recoverables (net of allowances for credit losses of $4.8 and $5.4 at September 30, 2023 and December 31, 2022, respectively)	6,683.8	6,999.4
Accrued investment income	93.5	85.1
Deferred acquisition costs	9,903.8	9,677.1
Property and equipment, net	664.4	645.1
Goodwill	2,605.2	2,603.0
Value of business acquired	124.7	262.8
Other intangible assets, net	589.9	638.9
Other assets (net of allowances for credit losses of $0.9 and $1.7 at September 30, 2023 and December 31, 2022, respectively) (1)	785.3	738.3
Total assets	$33,208.8	$33,117.3
Liabilities
Future policy benefits and expenses	$511.0	$507.9
Unearned premiums	20,119.9	19,802.4
Claims and benefits payable	2,010.8	2,210.0
Commissions payable	602.0	647.5
Reinsurance balances payable	420.0	492.8
Funds held under reinsurance	403.0	366.6
Accounts payable and other liabilities (including allowances for credit losses of $9.4 and $10.3 at September 30, 2023 and December 31, 2022, respectively, for the unsecured portion of the high deductible recoverables)	2,571.5	2,731.5
Debt	2,080.0	2,129.9
Total liabilities	28,718.2	28,888.6
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 55,034,013 and 55,126,470 shares issued and 52,737,924 and 52,830,381 shares outstanding at September 30, 2023 and December 31, 2022, respectively	0.6	0.6
Additional paid-in capital	1,673.1	1,637.8
Retained earnings	3,990.7	3,699.3
Accumulated other comprehensive loss	(1,051.0)	(986.2)
Treasury stock, at cost; 2,296,089 shares at September 30, 2023 and December 31, 2022	(122.8)	(122.8)
Total equity	4,490.6	4,228.7
Total liabilities and equity	$33,208.8	$33,117.3
(1)Other assets as of September 30, 2023 includes the assets of the Company’s Miami, Florida property which were reclassified from property and equipment, net, when held-for-sale criteria was met in second quarter 2023. Refer to Note 4 for additional information.
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,357.3	$2,197.1	$6,965.8	$6,502.4
Fees and other income	310.4	294.6	888.8	942.2
Net investment income	125.5	83.5	343.6	261.8
Net realized losses on investments (including $0.8, $0.0, $6.4, and $2.1 of impairment-related losses for the three and nine months ended September 30, 2023 and 2022, respectively) and fair value changes to equity securities	(19.1)	(27.4)	(49.7)	(166.2)
Total revenues	2,774.1	2,547.8	8,148.5	7,540.2
Benefits, losses and expenses
Policyholder benefits	644.6	670.5	1,922.7	1,760.5
Underwriting, selling, general and administrative expenses	1,873.7	1,842.5	5,564.5	5,444.8
Interest expense	27.0	26.3	81.2	80.4
(Gain) loss on extinguishment of debt	—	—	(0.1)	0.9
Total benefits, losses and expenses	2,545.3	2,539.3	7,568.3	7,286.6
Income before income tax expense	228.8	8.5	580.2	253.6
Income tax expense	38.7	1.2	120.2	45.1
Net income	$190.1	$7.3	$460.0	$208.5

Earnings Per Common Share
Basic	$3.55	$0.14	$8.58	$3.81
Diluted	$3.54	$0.14	$8.55	$3.78

Share Data
Weighted average common shares outstanding used in basic per common share calculations	53,535,982	53,717,373	53,591,495	54,693,799
Plus: Dilutive securities	209,191	349,232	232,889	431,051
Weighted average common shares outstanding used in diluted per common share calculations	53,745,173	54,066,605	53,824,384	55,124,850

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income	$190.1	$7.3	$460.0	$208.5
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $30.2, $50.5, $19.1 and $213.3 for the three and nine months ended September 30, 2023 and 2022, respectively	(112.9)	(209.3)	(80.6)	(836.0)
Change in unrealized gains on derivative transactions, net of taxes of $0.3, $0.1, $(0.3) and $0.5 for the three and nine months ended September 30, 2023 and 2022, respectively	(1.2)	(0.6)	1.0	(1.9)
Change in foreign currency translation, net of taxes of $0.4, $0.1, $(1.7) and $(2.5) for the three and nine months ended September 30, 2023 and 2022, respectively	(11.3)	(51.4)	22.4	(92.0)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.7, $0.4, $2.0 and $1.3 for the three and nine months ended September 30, 2023 and 2022, respectively	(2.9)	(1.4)	(7.6)	(5.0)
Total other comprehensive loss	(128.3)	(262.7)	(64.8)	(934.9)
Total comprehensive income (loss)	$61.8	$(255.4)	$395.2	$(726.4)

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2023	$0.6	$1,653.7	$3,877.2	$(922.7)	$(122.8)	$4,486.0
Stock plan exercises	—	7.5	—	—	—	7.5
Stock plan compensation expense	—	23.9	—	—	—	23.9
Common stock dividends ($0.70 per share)	—	—	(37.1)	—	—	(37.1)
Acquisition of common stock	—	(12.0)	(39.5)	—	—	(51.5)
Net income	—	—	190.1	—	—	190.1
Other comprehensive loss	—	—	—	(128.3)	—	(128.3)
Balance at September 30, 2023	$0.6	$1,673.1	$3,990.7	$(1,051.0)	$(122.8)	$4,490.6

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2022	$0.6	$1,629.9	$3,774.2	$(822.2)	$(122.8)	$4,459.7
Stock plan exercises	—	5.8	—	—	—	5.8
Stock plan compensation expense	—	17.9	—	—	—	17.9
Common stock dividends ($0.68 per share)	—	—	(36.7)	—	—	(36.7)
Acquisition of common stock	—	(26.5)	(65.9)	—	—	(92.4)
Net income	—	—	7.3	—	—	7.3
Other comprehensive loss	—	—	—	(262.7)	—	(262.7)
Balance at September 30, 2022	$0.6	$1,627.1	$3,678.9	$(1,084.9)	$(122.8)	$4,098.9

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	14.9	—	—	—	14.9
Stock plan compensation expense	—	53.6	—	—	—	53.6
Common stock dividends ($2.10 per share)	—	—	(113.8)	—	—	(113.8)
Acquisition of common stock	—	(33.2)	(54.8)	—	—	(88.0)
Net income	—	—	460.0	—	—	460.0
Other comprehensive loss	—	—	—	(64.8)	—	(64.8)
Balance at September 30, 2023	$0.6	$1,673.1	$3,990.7	$(1,051.0)	$(122.8)	$4,490.6

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2021	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$5,464.1
Stock plan exercises	—	13.6	—	—	—	13.6
Stock plan compensation expense	—	47.2	—	—	—	47.2
Common stock dividends ($2.04 per share)	—	—	(112.7)	—	—	(112.7)
Acquisition of common stock	(0.1)	(128.7)	(458.1)	—	—	(586.9)
Net income	—	—	208.5	—	—	208.5
Other comprehensive loss	—	—	—	(934.9)	—	(934.9)
Balance at September 30, 2022	$0.6	$1,627.1	$3,678.9	$(1,084.9)	$(122.8)	$4,098.9

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating activities
Net income	$460.0	$208.5
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax (benefit) expense	(69.1)	65.6
Depreciation and amortization	141.2	140.2
Net realized losses on investments, including impairment losses	49.7	166.2
(Gain) loss on extinguishment of debt	(0.1)	0.9
Stock based compensation expense	53.6	47.2
Restructuring costs	18.3	—
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	66.9	2,388.4
Premiums and accounts receivable	10.4	(384.2)
Commissions payable	(39.3)	(9.4)
Reinsurance recoverable	330.8	(1,397.2)
Reinsurance balance payable	(77.0)	71.8
Funds withheld under reinsurance	36.4	13.2
Deferred acquisition costs and value of business acquired	(68.4)	(514.1)
Taxes (receivable) payable	(45.4)	49.3
Other assets and other liabilities	(83.8)	(508.7)
Other	(8.7)	(17.9)
Net cash provided by operating activities	775.5	319.8
Investing activities
Sales of:
Fixed maturity securities available for sale	955.7	2,310.3
Equity securities	11.1	43.2
Other invested assets	30.0	123.9
Subsidiary, net of cash transferred	—	4.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	199.2	386.3
Commercial mortgage loans on real estate	15.4	29.1
Purchases of:
Fixed maturity securities available for sale	(1,495.6)	(2,681.9)
Equity securities	(3.4)	(27.0)
Commercial mortgage loans on real estate	(44.4)	(77.0)
Other invested assets	(37.0)	(91.1)
Property and equipment and other	(148.2)	(133.9)
Subsidiaries, net of cash transferred	(0.3)	—
Change in short-term investments	(124.0)	(22.1)
Other	0.7	0.5
Net cash used in investing activities	(640.8)	(134.9)
Financing activities
Issuance of debt, net of issuance costs	173.2	—

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Repayment of debt	(225.0)	(75.9)
Payment of contingent liability	(2.5)	—
Acquisition of common stock	(67.1)	(557.6)
Common stock dividends paid	(113.8)	(112.7)
Employee stock purchases and withholdings	(6.7)	(21.0)
Net cash used in financing activities	(241.9)	(767.2)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(42.7)
Change in cash and cash equivalents	(111.4)	(625.0)
Cash and cash equivalents at beginning of period	1,536.7	2,054.8
Cash and cash equivalents at end of period	$1,425.3	$1,429.8

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
The consolidated balance sheet as of September 30, 2023, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three and nine months ended September 30, 2023 and 2022 and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been revised to conform to the current period presentation, including the changes to the composition of the reportable segments described in Note 4 and changes in future policy benefits and expenses and reinsurance recoverables from the modified retrospective application of the accounting pronouncement, targeted improvements to long duration contracts, as described in Notes 3 and 9.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Restricted Cash
Restricted cash and cash equivalents of $72.6 million and $28.7 million as of September 30, 2023 and December 31, 2022, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.

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
Not Yet Adopted
As of September 30, 2023, ASUs not yet adopted were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

4. Segment Information
As of September 30, 2023, the Company had two reportable operating segments, Global Lifestyle and Global Housing. In addition, we report the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations (described below), interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
Effective January 1, 2023, the Company realigned the composition of its reportable operating segments to correspond with changes to its operating structure. As a result, the Global Housing segment is now comprised of two key lines of business: Homeowners, and Renters and Other. Certain specialty products, mainly the leased and financed business, previously reported in the Global Housing segment are now reported in Global Lifestyle to better align with the Company’s go-to-market strategy. This realignment had no impact on the Company’s consolidated results.
The following table presents segment Adjusted EBITDA with a reconciliation to net income:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA by segment:
Global Lifestyle	$191.8	$179.4	$587.7	$627.1
Global Housing	165.1	(38.5)	388.1	126.9
Corporate and Other	(26.2)	(24.9)	(79.1)	(72.0)
Reconciling items to consolidated net income:
Interest expense	(27.0)	(26.3)	(81.2)	(80.4)
Depreciation expense	(25.8)	(22.6)	(77.6)	(64.7)
Amortization of purchased intangible assets	(18.2)	(17.3)	(55.6)	(51.9)
Net realized losses on investments and fair value changes to equity securities	(19.1)	(27.4)	(49.7)	(166.2)
Non-core operations (1)	3.0	(2.9)	(39.4)	(45.1)
Restructuring costs	(13.2)	—	(18.3)	(0.2)
Assurant Health runoff operations (2)	(0.3)	(0.1)	7.2	(0.6)
Other adjustments	(1.3)	(10.9)	(1.9)	(19.3)
Total reconciling items	(101.9)	(107.5)	(316.5)	(428.4)
Income before income tax expense	228.8	8.5	580.2	253.6
Income tax expense	38.7	1.2	120.2	45.1
Net income	$190.1	$7.3	$460.0	$208.5
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Global Lifestyle:
Connected Living	$1,082.9	$1,053.1	$3,188.7	$3,200.7
Global Automotive	1,022.9	969.5	3,066.3	2,823.1
Total	$2,105.8	$2,022.6	$6,255.0	$6,023.8

Global Housing:
Homeowners	$434.1	$331.9	$1,237.8	$1,013.4
Renters and Other	121.1	119.9	359.3	362.1
Total	$555.2	$451.8	$1,597.1	$1,375.5
The following table presents total assets by segment:

	September 30, 2023	December 31, 2022
Global Lifestyle (1)	$27,502.0	$27,404.1
Global Housing (1)	4,414.5	4,382.6
Corporate and Other (2)	1,292.3	1,330.6
Segment assets	$33,208.8	$33,117.3
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $364.5 million and $416.6 million as of September 30, 2023 and December 31, 2022, respectively. Corporate and Other also includes the Miami, Florida property with a carrying value of $46.0 million as of September 30, 2023, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. During third quarter 2023, the Company submitted an agreement to a potential acquiror, which is subject to review, approval, execution and other conditions. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $277.6 million and $258.3 million for Global Lifestyle and $22.3 million and $19.8 million for Global Housing for the three months ended September 30, 2023 and 2022, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statement of operations are $779.5 million and $826.6 million for Global Lifestyle and $63.1 million and $63.0 million for Global Housing for the nine months ended September 30, 2023 and 2022, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $311.5 million and $161.6 million, respectively, as of September 30, 2023, and $271.7 million and $171.1 million, respectively, as of December 31, 2022. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended September 30, 2023 and 2022 that was included in unearned revenue as of December 31, 2022 and 2021 was $22.3 million and $20.0 million, respectively. Revenue from service contracts and sales of products recognized during the nine months ended September 30, 2023 and 2022 that was included in unearned revenue as of December 31, 2022 and 2021 was $64.8 million and $69.0 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2023 and December 31, 2022, the Company had approximately $51.7 million and $61.4 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	September 30, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$74.2	$—	$0.1	$(6.5)	$67.8
States, municipalities and political subdivisions	159.1	—	0.2	(17.6)	141.7
Foreign governments	460.9	—	1.6	(25.0)	437.5
Asset-backed	876.9	—	3.9	(27.7)	853.1
Commercial mortgage-backed	400.7	—	0.2	(64.1)	336.8
Residential mortgage-backed	531.0	—	0.3	(74.6)	456.7
U.S. corporate	3,293.9	—	7.1	(373.5)	2,927.5
Foreign corporate	1,465.8	—	2.7	(159.1)	1,309.4
Total fixed maturity securities	$7,262.5	$—	$16.1	$(748.1)	$6,530.5

	December 31, 2022
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$92.9	$—	$0.2	$(6.7)	$86.4
States, municipalities and political subdivisions	152.4	—	1.1	(16.0)	137.5
Foreign governments	416.2	—	0.6	(20.5)	396.3
Asset-backed	735.1	—	1.4	(40.2)	696.3
Commercial mortgage-backed	458.6	—	0.2	(56.5)	402.3
Residential mortgage-backed	492.7	—	0.4	(55.1)	438.0
U.S. corporate	3,265.1	—	13.9	(317.9)	2,961.1
Foreign corporate	1,307.8	—	3.4	(145.4)	1,165.8
Total fixed maturity securities	$6,920.8	$—	$21.2	$(658.3)	$6,283.7
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$171.3	$169.4
Due after one year through five years	1,586.8	1,499.0
Due after five years through ten years	2,662.1	2,388.4
Due after ten years	1,033.7	827.1
Total	5,453.9	4,883.9
Asset-backed	876.9	853.1
Commercial mortgage-backed	400.7	336.8
Residential mortgage-backed	531.0	456.7
Total	$7,262.5	$6,530.5
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(14.1)	$(21.9)	$(25.9)	$(63.0)
Equity securities (1)	(3.0)	(5.2)	(15.9)	(102.4)
Commercial mortgage loans on real estate	(1.3)	(0.2)	(2.6)	—
Other investments	0.1	(0.1)	1.1	1.3
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(18.3)	(27.4)	(43.3)	(164.1)
Net realized losses related to impairments:
Fixed maturity securities	(0.8)	—	(2.9)	(1.6)
Other investments	—	—	(3.5)	(0.5)
Total net realized losses related to impairments	(0.8)	—	(6.4)	(2.1)
Total net realized losses on investments and fair value changes to equity securities	$(19.1)	$(27.4)	$(49.7)	$(166.2)
(1)Upward adjustments of $0.2 million, $0.6 million, $0.0 million and $19.5 million for the three and nine months ended September 30, 2023 and 2022 and impairment of $3.5 million for the nine months ended September 30, 2023 were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses recognized on equity securities	$(3.0)	$(5.2)	$(15.9)	$(102.4)
Less: Net realized gains (losses) related to sales of equity securities	0.1	(0.2)	(2.2)	20.0
Total fair value changes to equity securities held (1)	$(3.1)	$(5.0)	$(13.7)	$(122.4)
(1)Three and nine months ended September 30, 2023 and 2022 included $1.7 million, $6.2 million, $0.6 million and $78.5 million of net losses from four equity positions that went public during 2021. The total fair value of these investments as of September 30, 2023 was $3.4 million, included in equity securities on the consolidated balance sheet.
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2023	December 31, 2022
Initial cost	$83.0	$81.7
Cumulative upward adjustments	51.4	50.8
Cumulative downward adjustments (including impairments)	(8.4)	(5.0)
Carrying value	$126.0	$127.5
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$18.5	$(0.6)	$47.1	$(5.9)	$65.6	$(6.5)
States, municipalities and political subdivisions	31.7	(1.0)	96.5	(16.6)	128.2	(17.6)
Foreign governments	132.0	(4.7)	200.5	(20.3)	332.5	(25.0)
Asset-backed	147.4	(6.6)	429.6	(21.1)	577.0	(27.7)
Commercial mortgage-backed	71.1	(9.6)	259.9	(54.5)	331.0	(64.1)
Residential mortgage-backed	161.2	(10.3)	287.6	(64.3)	448.8	(74.6)
U.S. corporate	973.6	(52.2)	1,782.0	(321.3)	2,755.6	(373.5)
Foreign corporate	439.4	(18.2)	807.3	(140.9)	1,246.7	(159.1)
Total fixed maturity securities	$1,974.9	$(103.2)	$3,910.5	$(644.9)	$5,885.4	$(748.1)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$58.5	$(2.9)	$24.6	$(3.8)	$83.1	$(6.7)
States, municipalities and political subdivisions	77.4	(7.8)	34.5	(8.2)	111.9	(16.0)
Foreign governments	268.5	(12.1)	92.7	(8.4)	361.2	(20.5)
Asset-backed	378.2	(22.0)	218.5	(18.2)	596.7	(40.2)
Commercial mortgage-backed	290.7	(33.2)	109.3	(23.3)	400.0	(56.5)
Residential mortgage-backed	371.3	(31.7)	58.6	(23.4)	429.9	(55.1)
U.S. corporate	2,266.6	(206.3)	370.3	(111.6)	2,636.9	(317.9)
Foreign corporate	843.9	(79.0)	251.8	(66.4)	1,095.7	(145.4)
Total fixed maturity securities	$4,555.1	$(395.0)	$1,160.3	$(263.3)	$5,715.4	$(658.3)
Total gross unrealized losses represented approximately 13% and 12% of the aggregate fair value of the related securities as of September 30, 2023 and December 31, 2022, respectively. Approximately 14% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2023 and December 31, 2022, respectively. The total gross unrealized losses are comprised of 3,971 and 3,826 individual securities as of September 30, 2023 and December 31, 2022, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of September 30, 2023 and December 31, 2022 were related to non-credit factors and therefore, did not

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

recognize credit-related losses during the three and nine months ended September 30, 2023. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of September 30, 2023, approximately 37% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $10.0 million as of September 30, 2023 and from $0.1 million to $9.7 million as of December 31, 2022.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$39.1	$47.7	$42.9	$—	$—	$69.2	$198.9	61.0%
71% to 80%	2.5	29.7	68.6	2.8	—	4.5	108.1	33.1%
81% to 95%	—	—	17.6	—	—	1.8	19.4	5.9%
Greater than 95%	—	—	—	—	—	—	—	—%
Total	$41.6	$77.4	$129.1	$2.8	$—	$75.5	$326.4	100.0%

	September 30, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$—	$25.3	$11.6	$—	$—	$47.5	$84.4	25.8%
1.5 to 2.0	16.9	26.4	11.4	—	—	10.6	65.3	20.0%
1.0 to 1.5	24.7	25.7	56.5	—	—	12.4	119.3	36.6%
Less than 1.0	—	—	49.6	2.8	—	5.0	57.4	17.6%
Total	$41.6	$77.4	$129.1	$2.8	$—	$75.5	$326.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	September 30, 2023
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$67.8	$—		$67.8		$—
States, municipalities and political subdivisions	141.7	—		141.7		—
Foreign governments	437.5	—		437.5		—
Asset-backed	853.1	—		770.4		82.7
Commercial mortgage-backed	336.8	—		336.8		—
Residential mortgage-backed	456.7	—		456.7		—
U.S. corporate	2,927.5	—		2,892.2		35.3
Foreign corporate	1,309.4	—		1,301.7		7.7
Equity securities:
Mutual funds	32.0	32.0		—		—
Common stocks	16.9	16.2		0.7		—
Non-redeemable preferred stocks	207.6	—		207.6		—
Short-term investments	241.4	169.1	(2)	72.3	(3)	—
Other investments	56.8	56.7	(1)	—		0.1	(4)
Cash equivalents	859.9	849.2	(2)	10.7	(3)	—
Other assets	3.1	—		3.1	(4)	—
Assets held in separate accounts	10.2	6.0	(1)	4.2	(3)	—
Total financial assets	$7,958.4	$1,129.2		$6,703.4		$125.8

Financial Liabilities
Other liabilities	$56.7	$56.7	(1)	$—		$—
Liabilities related to separate accounts	10.2	6.0	(1)	4.2	(3)	—
Total financial liabilities	$66.9	$62.7		$4.2		$—

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	September 30, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$322.0	$302.7	$—	$—	$302.7
Other investments	5.6	5.6	1.5	—	4.1
Other assets	24.0	24.0	—	—	24.0
Total financial assets	$351.6	$332.3	$1.5	$—	$330.8
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.4	$7.7	$—	$—	$7.7
Funds withheld under reinsurance	403.0	403.0	403.0	—	—
Debt	2,080.0	1,870.3	—	1,870.3	—
Total financial liabilities	$2,490.4	$2,281.0	$403.0	$1,870.3	$7.7

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$295.6	$278.2	$—	$—	$278.2
Other investments	6.7	6.7	1.6	—	5.1
Other assets	12.7	12.7	—	—	12.7
Total financial assets	$315.0	$297.6	$1.6	$—	$296.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.0	$8.4	$—	$—	$8.4
Funds withheld under reinsurance	366.6	366.6	366.6	—	—
Debt	2,129.9	1,932.7	—	1,932.7	—
Total financial liabilities	$2,504.5	$2,307.7	$366.6	$1,932.7	$8.4
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$9,818.5	$9,359.0	$9,677.1	$8,811.0
Costs deferred	1,090.7	1,170.2	3,249.9	3,507.7
Amortization	(1,005.4)	(951.4)	(3,023.2)	(2,740.9)
Ending balance	$9,903.8	$9,577.8	$9,903.8	$9,577.8

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

	For the Nine Months Ended September 30,
	2023	2022
Claims and benefits payable, at beginning of period	$2,210.0	$1,523.0
Less: Reinsurance ceded and other	(1,228.8)	(744.1)
Net claims and benefits payable, at beginning of period	981.2	778.9
Incurred losses and loss adjustment expenses related to:
Current year	1,953.4	1,728.0
Prior years	(30.7)	32.5
Total incurred losses and loss adjustment expenses	1,922.7	1,760.5
Paid losses and loss adjustment expenses related to:
Current year	1,250.8	1,106.2
Prior years	511.8	449.8
Total paid losses and loss adjustment expenses	1,762.6	1,556.0
Net claims and benefits payable, at end of period	1,141.3	983.4
Plus: Reinsurance ceded and other (1)	869.5	1,958.0
Claims and benefits payable, at end of period (1)	$2,010.8	$2,941.4
(1)Includes reinsurance recoverables and claims and benefits payable of $104.9 million and $960.4 million as of September 30, 2023 and 2022, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $30.7 million for the nine months ended September 30, 2023 and net unfavorable loss development of $32.5 million for the nine months ended September 30, 2022, as presented in the roll forward table above.
Global Lifestyle contributed $27.4 million and $44.5 million in net favorable loss development for the nine months ended September 30, 2023 and 2022, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Positive trends in frequency and severity drove the significant favorable development in Global Automotive in 2022, but development was flat in 2023 due to inflationary impacts on parts and labor costs. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $30.0 million of net favorable loss development for the nine months ended September 30, 2023 and $22.8 million of net unfavorable loss development for the nine months ended September 30, 2022. The net favorable loss development for the nine months ended September 30, 2023 consisted of favorable non-catastrophe development of $40.4 million, partially offset by unfavorable development from prior catastrophe events of $10.4 million. The favorable non-

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

catastrophe development was driven by $37.7 million from lender-placed hazard primarily in accident year 2022 due to favorable frequency and severity trends from lower than anticipated inflation. The unfavorable development primarily consisted of $9.2 million related to Winter Storm Elliott (which occurred in late December 2022) as a result of higher severity than initially projected. The net unfavorable loss development for the nine months ended September 30, 2022 was attributable primarily to Tropical Storm Eta from accident year 2020, where the loss development pattern had been longer than typical and the average claim severities were higher than expected.
The sharing economy and small commercial lines of business, reported within non-core operations, contributed $32.0 million and $56.6 million in net unfavorable loss development during the nine months ended September 30, 2023 and 2022, respectively. The $32.0 million in net unfavorable loss development consisted of $32.4 million from sharing economy, driven by reserve increases related to higher frequency expectations for the number of claims closed with indemnity payment, partially offset by $0.4 million in favorable loss development from small commercial. The net unfavorable loss development for the nine months ended September 30, 2022 was attributable primarily to emerging adverse development trends on known claims in sharing economy, as well as reserve assumption revisions to reflect relevant industry benchmarks.
All others contributed $5.3 million and $2.4 million of net favorable loss development for the nine months ended September 30, 2023 and 2022 respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	September 30, 2023	December 31, 2022
Present value of expected net premiums
Balance, beginning of period	$34.2	$37.1
Beginning balance at original discount rate	33.4	29.2
Effect of changes in cash flow assumptions (1)	—	9.4
Effect of actual variances from expected experience	3.3	(2.7)
Adjusted beginning of period balance	36.7	35.9
Experience variance (2)	—	(0.3)
Interest accrual	1.8	4.6
Net premiums collected	(3.2)	(6.8)
Ending balance at original discount rate	35.3	33.4
Effect of changes in discount rate assumptions	1.0	0.8
Balance, end of period	$36.3	$34.2

Present value of expected future policy benefits
Balance, beginning of period	$462.4	$658.5
Beginning balance at original discount rate	444.4	430.0
Effect of changes in cash flow assumptions (1)	—	12.3
Effect of actual variances from expected experience	4.3	(3.3)
Adjusted beginning of period balance	448.7	439.0
Experience variance (2)	1.0	(1.2)
Interest accrual	13.0	24.7
Benefit payments	(10.3)	(18.1)
Ending balance at original discount rate	452.4	444.4
Effect of changes in discount rate assumptions	20.2	18.0
Balance, end of period	$472.6	$462.4

Net future policy benefits and expenses	$436.3	$428.2
Related reinsurance recoverable	436.3	428.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	12.1	12.7
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	September 30, 2023	December 31, 2022
Long-term care	$436.3	$428.2
Other	74.7	79.7
Total	$511.0	$507.9
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	September 30, 2023	December 31, 2022
Expected future benefits payments	$834.5	$850.0
Expected future gross premiums	$70.9	$76.2
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	September 30, 2023	September 30, 2022
Gross premiums	$1.6	$1.7
Interest expense (original discount rate)	$5.6	$5.3
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	September 30, 2023	September 30, 2022
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.45%	4.42%
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
Debt Redemption
In March 2023, the Company used the net proceeds from the sale of the 2026 Senior Notes (and available cash on hand) to redeem $175.0 million of the $225.0 million then outstanding principal amount of its 4.20% Senior Notes due September 2023 (the “2023 Senior Notes”) plus accrued and unpaid interest up to the redemption date. In connection with the redemption, the Company recognized a net gain from the extinguishment of the debt of $0.1 million. The net gain resulted from the recognition of a previously deferred gain from the termination of a hedge of the interest rate risk associated with the redeemed notes, partially offset by the immediate recognition of the remaining deferred debt issuance costs relating to the redeemed notes.
In September 2023, the remaining $50.0 million outstanding principal amount of the 2023 Senior Notes was paid upon maturity.

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at June 30, 2023	$(360.3)	$(480.9)	$12.0	$(93.5)	$(922.7)
Change in accumulated other comprehensive loss before reclassifications	(11.3)	(123.5)	(2.0)	(0.4)	(137.2)
Amounts reclassified from accumulated other comprehensive loss	—	10.6	0.8	(2.5)	8.9
Net current-period other comprehensive loss	(11.3)	(112.9)	(1.2)	(2.9)	(128.3)
Balance at September 30, 2023	$(371.6)	$(593.8)	$10.8	$(96.4)	$(1,051.0)

	Three Months Ended September 30, 2022
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at June 30, 2022	$(367.5)	$(370.1)	$11.1	$(95.7)	$(822.2)
Change in accumulated other comprehensive loss before reclassifications	(51.4)	(221.5)	—	0.4	(272.5)
Amounts reclassified from accumulated other comprehensive loss	—	12.2	(0.6)	(1.8)	9.8
Net current-period other comprehensive loss	(51.4)	(209.3)	(0.6)	(1.4)	(262.7)
Balance at September 30, 2022	$(418.9)	$(579.4)	$10.5	$(97.1)	$(1,084.9)

	Nine Months Ended September 30, 2023
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive loss before reclassifications	22.4	(102.3)	1.4	(0.1)	(78.6)
Amounts reclassified from accumulated other comprehensive loss (1)	—	21.7	(0.4)	(7.5)	13.8
Net current-period other comprehensive income (loss)	22.4	(80.6)	1.0	(7.6)	(64.8)
Balance at September 30, 2023	$(371.6)	$(593.8)	$10.8	$(96.4)	$(1,051.0)

	Nine Months Ended September 30, 2022
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive income
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive loss before reclassifications	(92.0)	(874.3)	—	0.4	(965.9)
Amounts reclassified from accumulated other comprehensive loss	—	38.3	(1.9)	(5.4)	31.0
Net current-period other comprehensive loss	(92.0)	(836.0)	(1.9)	(5.0)	(934.9)
Balance at September 30, 2022	$(418.9)	$(579.4)	$10.5	$(97.1)	$(1,084.9)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized losses on investments	$13.5	$15.5	$27.5	$48.5	Net realized losses on investments and fair value changes to equity securities
	(2.9)	(3.3)	(5.8)	(10.2)	Provision for income taxes
	$10.6	$12.2	$21.7	$38.3	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.7)	$(0.7)	$(2.7)	$(2.3)	Interest expense
Foreign exchange derivatives	1.7	—	2.1	—	Underwriting, selling, general and administrative expenses
	1.0	(0.7)	(0.6)	(2.3)
	(0.2)	0.1	0.2	0.4	Provision for income taxes
	$0.8	$(0.6)	$(0.4)	$(1.9)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.2	$1.1	$0.8	$3.3	(1)
Amortization of prior service credit	(3.4)	(3.4)	(10.2)	(10.2)	(1)
	(3.2)	(2.3)	(9.4)	(6.9)
	0.7	0.5	1.9	1.5	Provision for income taxes
	$(2.5)	$(1.8)	$(7.5)	$(5.4)	Net of tax
Total reclassifications for the period	$8.9	$9.8	$13.8	$31.0	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$190.1	$7.3	$460.0	$208.5
Less: Common stock dividends paid	(37.1)	(36.7)	(113.8)	(112.7)
Undistributed earnings	$153.0	$(29.4)	$346.2	$95.8

Denominator
Weighted average common shares outstanding used in basic per common share calculations	53,535,982	53,717,373	53,591,495	54,693,799
Incremental common shares from:
PSUs	206,124	345,887	232,889	425,887
ESPP	3,067	3,345	—	5,164
Weighted average common shares outstanding used in diluted per common share calculations	53,745,173	54,066,605	53,824,384	55,124,850
Earnings per common share – Basic
Distributed earnings	$0.69	$0.68	$2.12	$2.06
Undistributed earnings	2.86	(0.54)	6.46	1.75
Net income	$3.55	$0.14	$8.58	$3.81
Earnings per common share – Diluted
Distributed earnings	$0.69	$0.68	$2.12	$2.04
Undistributed earnings	2.85	(0.54)	6.43	1.74
Net income	$3.54	$0.14	$8.55	$3.78
Average PSUs totaling 52,715 and 66,144 for the three months ended September 30, 2023 and 2022, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 57,895 and 59,669 for the nine months ended September 30, 2023 and 2022, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three and nine months ended September 30, 2023 and 2022:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Interest cost	$7.0	$4.1	$0.6	$0.3	$0.1	$—
Expected return on plan assets	(10.2)	(6.9)	—	—	(0.4)	(0.3)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss (gain)	—	0.8	0.2	0.5	—	(0.2)
Settlement loss	—	—	—	1.8	—	—
Net periodic benefit cost	$(3.2)	$(2.0)	$0.8	$2.6	$(3.7)	$(3.9)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Interest cost	$21.0	$12.5	$1.8	$1.0	$0.3	$0.1
Expected return on plan assets	(30.8)	(20.7)	—	—	(1.2)	(1.0)
Amortization of prior service credit	—	—	—	—	(10.2)	(10.2)
Amortization of net loss (gain)	—	2.3	0.8	1.6	—	(0.6)
Settlement loss	—	—	—	1.8	—	—
Net periodic benefit cost	$(9.8)	$(5.9)	$2.6	$4.4	$(11.1)	$(11.7)
 The Assurant Pension Plan funded status was $80.0 million at September 30, 2023 and $94.1 million at December 31, 2022 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 116% and 117% funded status at September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2023.

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
In September 2023, the Company amended and extended the December 2022 plan to include additional actions within the initiatives described above, including further consolidation of its real estate portfolio and additional changes to its organizational structure. The Company now expects to complete these actions by mid 2024.
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2023, cumulative costs incurred through December 31, 2022, the estimated remaining costs to be incurred and the estimated total costs. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Costs Incurred for Three Months Ended September 30, 2023	Costs Incurred for Nine Months Ended September 30, 2023	Cumulative Costs Incurred Through December 31, 2022	Estimated Remaining Costs	Estimated Total Costs
Transformational plan:
Severance and other employee benefits	$12.4	$9.5	$31.7	$16.1	$57.3
Total transformational plan	12.4	9.5	31.7	16.1	57.3
Return to work strategy:
Contract exit costs	0.1	5.0	15.5	1.3	21.8
Fixed asset impairment	0.7	0.7	1.1	0.8	2.6
Right-of-use asset impairment	—	3.1	4.6	2.8	10.5
Total return to work strategy	0.8	8.8	21.2	4.9	34.9
Total restructuring and impairment charges	$13.2	$18.3	$52.9	$21.0	$92.2

The following table shows the roll forward of the accrued liability (included in accounts payable and other liabilities in the consolidated balance sheets) by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2023	$29.3	$19.3
Charges incurred	11.9	7.1
Non-cash adjustment	(2.4)	(2.1)
Cash payments	(16.6)	(3.6)
Balance at September 30, 2023	$22.2	$20.7

15. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $2.9 million and $2.7 million of letters of credit outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2022 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2023 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and nine months ended September 30, 2023 (“Third Quarter 2023” and “Nine Months 2023”) and the three and nine months ended September 30, 2022 (“Third Quarter 2022” and “Nine Months 2022”).
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
(xiii)the impact of general economic, financial market and political conditions (including the Israel-Hamas war) and conditions in the markets in which we operate, including the current inflationary environment;
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
Segment Information
As of September 30, 2023, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: includes mobile device solutions, extended service products and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection, leased and financed solutions and related services (referred to as “Global Automotive”); and
•Global Housing: includes lender-placed and voluntary homeowners insurance and manufactured housing insurance, and lender-placed flood insurance (referred to as “Homeowners”); and renters insurance and related and other products (referred to as “Renters and Other”).
In addition, we report the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company.
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

Executive Summary
Summary of Financial Results
Consolidated net income increased $182.8 million to $190.1 million for Third Quarter 2023 from $7.3 million for Third Quarter 2022, primarily due to higher earnings and lower reportable catastrophes within Global Housing. This was partially offset by a $10.5 million after-tax charge from additional restructuring costs related to extending our previously announced restructuring plan in fourth quarter 2022.
Global Lifestyle Adjusted EBITDA increased $12.4 million, or 7%, to $191.8 million for Third Quarter 2023 from $179.4 million for Third Quarter 2022, driven by growth in Connected Living, which was partially offset by lower Global Automotive results. Excluding a one-time $11.2 million client contract benefit from Third Quarter 2022, underlying Global Lifestyle results increased $23.6 million, or 14%, primarily driven by higher net investment income, stronger mobile device protection results and improved mobile trade-in margins in North America. This increase was partially offset by ongoing elevated claims costs in Global Automotive and lower results in Asia Pacific within Connected Living.
Global Lifestyle net earned premiums, fees and other income increased $83.2 million, or 4%, to $2.11 billion for Third Quarter 2023 from $2.02 billion for Third Quarter 2022, driven mainly by prior period sales in Global Automotive. Connected Living increased modestly from growth in North American mobile subscribers, partially offset by an approximately $53.6 million impact from previously disclosed mobile program contract changes as well as runoff mobile programs.
Global Housing Adjusted EBITDA increased $203.6 million, or 529%, to $165.1 million for Third Quarter 2023 from $(38.5) million for Third Quarter 2022, primarily due to $97.6 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $106.0 million, or 124%, primarily due to lower non-catastrophe loss experience, including a $14.6 million reserve reduction in the current quarter compared to $24.3 million of reserve strengthening in the prior year period, as well as higher net earned premiums and expense leverage within Homeowners. Higher net investment income also contributed to the increase.
Global Housing net earned premiums, fees and other income increased $103.4 million, or 23%, to $555.2 million for Third Quarter 2023 from $451.8 million for Third Quarter 2022, largely driven by Homeowners from increases in lender-placed policies in-force as well as higher average insured values and premium rates primarily to address increased claims severity. The increase was also driven by the absence of catastrophe reinstatement premiums compared to $34.2 million in Third Quarter 2022.
Corporate and Other Adjusted EBITDA was $(26.2) million for Third Quarter 2023 compared to $(24.9) million for Third Quarter 2022, primarily due to higher employee-related expenses, which was partially offset by higher net investment income.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living and Global Automotive businesses, and the performance of our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures which have impacted claims costs primarily in the Global Housing segment and the Global Automotive business, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2022 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2022 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living and Global Automotive businesses, which will be affected by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, and capitalize on the smart home opportunity. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sale prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenues will be impacted by changes in the housing market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2022 Annual Report.
Critical Accounting Policies and Estimates
Our 2022 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2022 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2023.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net earned premiums	$2,357.3	$2,197.1	$6,965.8	$6,502.4
Fees and other income	310.4	294.6	888.8	942.2
Net investment income	125.5	83.5	343.6	261.8
Net realized losses on investments and fair value changes to equity securities	(19.1)	(27.4)	(49.7)	(166.2)
Total revenues	2,774.1	2,547.8	8,148.5	7,540.2
Benefits, losses and expenses:
Policyholder benefits	644.6	670.5	1,922.7	1,760.5
Underwriting, selling, general and administrative expenses	1,873.7	1,842.5	5,564.5	5,444.8
Interest expense	27.0	26.3	81.2	80.4
(Gain) loss on extinguishment of debt	—	—	(0.1)	0.9
Total benefits, losses and expenses	2,545.3	2,539.3	7,568.3	7,286.6
Income before provision for income taxes	228.8	8.5	580.2	253.6
Provision for income taxes	38.7	1.2	120.2	45.1
Net income	$190.1	$7.3	$460.0	$208.5
For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Net income increased $182.8 million to $190.1 million for Third Quarter 2023 from $7.3 million for Third Quarter 2022, primarily due to $76.7 million of lower after-tax reportable catastrophes, lower non-catastrophe loss experience in Global Housing, higher lender-placed net earned premiums and expense leverage in Global Housing, higher net investment income and higher mobile results in Global Lifestyle. The increase was partially offset by ongoing elevated Global Automotive claims costs in Global Lifestyle and $10.5 million of additional after-tax restructuring costs related to our previously announced restructuring plan in fourth quarter 2022.
For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net income increased $251.5 million, or 121%, to $460.0 million for Nine Months 2023 from $208.5 million for Nine Months 2022, primarily driven by higher lender-placed net earned premiums and lower non-catastrophe loss experience in our Homeowners business within Global Housing, a $85.9 million decrease in after-tax net unrealized losses from changes in the fair value of equity securities and $47.2 million of lower after-tax reportable catastrophes. The increase was partially offset by lower earnings from Global Lifestyle, mainly due to ongoing elevated claims costs in Global Automotive, and $14.4 million of additional after-tax restructuring costs related to our previously announced restructuring plan in fourth quarter 2022.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$1,828.7	$1,760.1	$5,457.1	$5,182.9
Fees and other income	277.1	262.5	797.9	840.9
Net investment income	86.1	58.6	243.7	181.8
Total revenues	2,191.9	2,081.2	6,498.7	6,205.6
Benefits, losses and expenses
Policyholder benefits	421.9	352.6	1,195.2	997.7
Underwriting, selling, general and administrative expenses	1,578.2	1,549.2	4,715.8	4,580.8
Total benefits, losses and expenses	2,000.1	1,901.8	5,911.0	5,578.5
Global Lifestyle Adjusted EBITDA	$191.8	$179.4	$587.7	$627.1

Net earned premiums, fees and other income:
Connected Living	$1,082.9	$1,053.1	$3,188.7	$3,200.7
Global Automotive	1,022.9	969.5	3,066.3	2,823.1
Total	$2,105.8	$2,022.6	$6,255.0	$6,023.8

Net earned premiums, fees and other income:
Domestic	$1,633.8	$1,586.4	$4,903.7	$4,667.5
International	472.0	436.2	1,351.3	1,356.3
Total	$2,105.8	$2,022.6	$6,255.0	$6,023.8
For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Adjusted EBITDA increased $12.4 million, or 7%, to $191.8 million for Third Quarter 2023 from $179.4 million for Third Quarter 2022, primarily driven by higher net investment income across Global Lifestyle, and stronger mobile device protection results from carrier and cable operator clients and improved trade-in margins in North America related to higher sale prices for used devices, as well as contributions from financial services and other, within Connected Living. This was partially offset by ongoing elevated claims costs in Global Automotive, including higher labor and parts costs due to inflation and unfavorable loss experience in select ancillary products, the absence of a one-time $11.2 million client contract benefit from Third Quarter 2022 and lower results in Asia Pacific within Connected Living.
Total revenues increased $110.7 million, or 5%, to $2.19 billion for Third Quarter 2023 from $2.08 billion for Third Quarter 2022. Net earned premiums increased $68.6 million, or 4%, primarily driven by continued organic growth from prior period sales in our U.S. Global Automotive business across all distribution channels. Net earned premiums from Connected Living increased modestly, mainly from growth in North American mobile subscribers, as well as organic growth in financial services and other products, partially offset by the impact of a previously disclosed mobile program contract change that resulted in lower retention of premiums net of reinsurance, as well as the run-off of certain global mobile programs. Net investment income increased $27.5 million, or 47%, primarily due to higher yields on fixed maturity securities, cash and short-term investments. Fees and other income increased $14.6 million, or 6%, primarily due to higher average selling prices on North American mobile trade-in programs and the recent launch of several new trade-in programs in Asia Pacific, partially offset by a decline from a mobile program contract change related to our in-store mobile service and repair business.
Total benefits, losses and expenses increased $98.3 million, or 5%, to $2.00 billion for Third Quarter 2023 from $1.90 billion for Third Quarter 2022. Policyholder benefits increased $69.3 million, or 20%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, partially offset by a mobile program contract change that resulted in lower retention of losses net of reinsurance. Underwriting, selling, general and administrative expenses increased $29.0 million, or 2%, primarily due to higher cost of sales in North American mobile trade-in programs due to mix of business and from the recent launch of several new trade-in programs in Asia Pacific, the absence of a one-time $11.2 million client contract benefit from Third Quarter 2022 and higher employee and information technology-related expenses to support growth. The increase was partially offset by a mobile program contract change related to our in-store mobile service and repair business.
For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Adjusted EBITDA decreased $39.4 million, or 6%, to $587.7 million for Nine Months 2023 from $627.1 million for Nine Months 2022, primarily due to ongoing elevated claims costs in Global Automotive, as described above, the absence of certain one-time benefits that were recorded in Nine Months 2022, including a $18.5 million gain from the sales of real estate joint venture partnerships and a $11.2 million client contract benefit, and lower Connected Living results in Asia Pacific, including the impact of foreign exchange. The decline was partially offset by higher net investment income across Global Lifestyle and stronger mobile device protection results in North America within Connected Living.
Total revenues increased $293.1 million, or 5%, to $6.50 billion for Nine Months 2023 from $6.21 billion for Nine Months 2022. Net earned premiums increased $274.2 million, or 5%, primarily driven by continued organic growth from prior period sales in our U.S. Global Automotive business across all distribution channels and growth in extended service contracts and domestic mobile subscribers. This increase was partially offset by the run-off of certain global mobile programs, a mobile program contract change that resulted in lower retention of premiums net of reinsurance and the impact of foreign exchange. Net investment income increased $61.9 million, or 34%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by the absence of a gain from the sales of real estate joint venture partnerships in Nine Months 2022. The increase in total revenues was partially offset by a decrease in fees and other income of $43.0 million, or 5%, mainly due to a mobile program contract change related to our in-store mobile service and repair business, partially offset by higher average selling prices on mobile trade-in programs.
Total benefits, losses and expenses increased $332.5 million, or 6%, to $5.91 billion for Nine Months 2023 from $5.58 billion for Nine Months 2022. Policyholder benefits increased $197.5 million, or 20%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, partially offset by a mobile program contract change that resulted in lower retention of losses net of reinsurance. Underwriting, selling, general and administrative expenses increased $135.0 million, or 3%, primarily due to higher commission expenses from growth across Global Lifestyle, higher employee and information technology-related expenses to support growth and a one-time $11.2 million client contract benefit from Nine Months 2022, partially offset by a mobile program contract change related to our in-store mobile service and repair business, as well as the impact of foreign exchange.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$521.9	$419.7	$1,501.4	$1,274.8
Fees and other income	33.3	32.1	95.7	100.7
Net investment income	29.6	17.2	76.0	54.0
Total revenues	584.8	469.0	1,673.1	1,429.5
Benefits, losses and expenses
Policyholder benefits	218.7	300.7	685.4	676.2
Underwriting, selling, general and administrative expenses	201.0	206.8	599.6	626.4
Total benefits, losses and expenses	419.7	507.5	1,285.0	1,302.6
Global Housing Adjusted EBITDA	$165.1	$(38.5)	$388.1	$126.9

Impact of reportable catastrophes	$26.2	$123.8	$89.1	$150.3

Net earned premiums, fees and other income
Homeowners	$434.1	$331.9	$1,237.8	$1,013.4
Renters and Other	121.1	119.9	359.3	362.1
Total	$555.2	$451.8	$1,597.1	$1,375.5
For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Adjusted EBITDA increased $203.6 million, or 529%, to $165.1 million for Third Quarter 2023 from $(38.5) million for Third Quarter 2022, mainly due to a $97.6 million decrease in reportable catastrophes, lower non-catastrophe loss experience, including a $14.6 million reserve reduction in Third Quarter 2023 compared to $24.3 million of reserve strengthening in the Third Quarter 2022, growth in Homeowners from higher lender-placed premium rates and average insured values, as well as higher policies in force and expense leverage, and higher net investment income across both lines of business, partially offset by exits from certain international markets.
Total revenues increased $115.8 million, or 25%, to $584.8 million for Third Quarter 2023 from $469.0 million for Third Quarter 2022. Net earned premiums increased $102.2 million, or 24%, primarily driven by our Homeowners business from higher lender-placed average insured values and premium rates primarily to address increased claims severity, as well as higher policies in force and the absence of $34.2 million of catastrophe reinstatement premiums from Third Quarter 2022, partially offset by exits from certain international markets. Net investment income increased $12.4 million, or 72%, primarily due to higher yields on fixed maturity securities, cash and short-term investments. Fees and other income increased $1.2 million, or 4%, primarily due to growth in lender-placed loss drafts product within Homeowners, partially offset by a decline in Renters and Other from lower installment fees.
Total benefits, losses and expenses decreased $87.8 million, or 17%, to $419.7 million for Third Quarter 2023 from $507.5 million for Third Quarter 2022. Policyholder benefits decreased $82.0 million, or 27%, due to lower reportable catastrophe losses and a decrease in non-catastrophe prior period reserve development, partially offset by higher current period lender-placed non-catastrophe losses from business growth and higher severity. Underwriting, selling, general and administrative expenses decreased $5.8 million, or 3%, primarily due to exits from certain international markets.
For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Adjusted EBITDA increased $261.2 million, or 206%, to $388.1 million for Nine Months 2023 from $126.9 million for Nine Months 2022, mainly due to growth in Homeowners from higher lender-placed average insured values and premium rates, as well as higher policies in force, a $61.2 million decrease in reportable catastrophes, lower non-catastrophe loss experience, including a $40.4 million reserve reduction in Nine Months 2023 compared to $11.1 million of reserve strengthening in Nine Months 2022, and higher net investment income.
Total revenues increased $243.6 million, or 17%, to $1.67 billion for Nine Months 2023 from $1.43 billion for Nine Months 2022. Net earned premiums increased $226.6 million, or 18%, primarily driven by Homeowners from higher lender-placed average insured values and premium rates primarily to address increased claims severity, as well as higher policies in force, and the absence of $34.0 million of catastrophe reinstatement premiums from Nine Months 2022 compared to a favorable adjustment of $4.9 million in Nine Months 2023, partially offset by exits from certain international markets. Net investment income increased $22.0 million, or 41%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by the absence of gains from the sales of real estate joint venture partnerships in Nine Months 2022. The increase in total revenues was partially offset by a decrease in fees and other income of $5.0 million, or 5%, mainly driven by a decline in Renters and Other from lower installment fees.
Total benefits, losses and expenses decreased $17.6 million, or 1%, to $1.29 billion for Nine Months 2023 from $1.30 billion for Nine Months 2022. Underwriting, selling, general and administrative expenses decreased $26.8 million, or 4%, primarily due to exits from certain international markets, higher reimbursements related to the National Flood Insurance Program for processing flood claims for Hurricane Ian and a discretionary benefit from the Federal Emergency Management Agency. The decrease in underwriting, selling, general and administrative expenses was partially offset by an increase of $9.2 million, or 1%, in policyholder benefits, primarily due to higher current period non-catastrophe loss experience from business growth and higher severity. This increase in policyholder benefits was partially offset by a decrease in non-catastrophe prior period development and lower reportable catastrophe losses.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	0.1	0.1	0.2	0.5
Net investment income	7.3	5.6	15.6	20.9
Total revenues	7.4	5.7	15.8	21.4
Benefits, losses and expenses
Policyholder benefits	—	0.1	0.1	0.5
General and administrative expenses	33.6	30.5	94.8	92.9
Total benefits, losses and expenses	33.6	30.6	94.9	93.4
Corporate and Other Adjusted EBITDA	$(26.2)	$(24.9)	$(79.1)	$(72.0)
For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Adjusted EBITDA was $(26.2) million for Third Quarter 2023 compared to $(24.9) million for Third Quarter 2022. The change in results was primarily due to higher employee-related expenses, partially offset by higher net investment income.
Total revenues increased $1.7 million, or 30%, to $7.4 million for Third Quarter 2023 from $5.7 million for Third Quarter 2022, primarily driven by an increase in net investment income of $1.7 million, or 30%, mostly due to higher real-estate related income and higher cash yields.
Total benefits, losses and expenses increased $3.0 million, or 10%, to $33.6 million for Third Quarter 2023 from $30.6 million for Third Quarter 2022, primarily driven by higher employee-related expenses.
For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Adjusted EBITDA was $(79.1) million for Nine Months 2023 compared to $(72.0) million for Nine Months 2022. The change in results was primarily due to lower net investment income, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Nine Months 2022 for share repurchases, and higher employee-related expenses.
Total revenues decreased $5.6 million, or 26%, to $15.8 million for Nine Months 2023 from $21.4 million for Nine Months 2022, primarily driven by a decrease in net investment income of $5.3 million, or 25%, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Nine Months 2022 for share repurchases, partially offset by higher cash yields.
Total benefits, losses and expenses increased $1.5 million, or 2%, to $94.9 million for Nine Months 2023 from $93.4 million for Nine Months 2022, primarily driven by higher employee-related expenses, partially offset by the reduction of expenses from a subsidiary that was sold in second quarter 2022.

Investments
We had total investments of $7.92 billion and $7.52 billion as of September 30, 2023 and December 31, 2022, respectively. Net unrealized losses on our fixed maturity securities portfolio increased by $94.9 million during Nine Months 2023, from $637.1 million as of December 31, 2022 to a net unrealized loss of $732.0 million as of September 30, 2023, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2023		December 31, 2022
Aaa / Aa / A	$3,738.2	57.2%	$3,615.2	57.5%
Baa	2,421.4	37.1%	2,295.4	36.5%
Ba	291.8	4.5%	305.2	4.9%
B and lower	79.1	1.2%	67.9	1.1%
Total	$6,530.5	100.0%	$6,283.7	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturity securities	$86.2	$68.1	$245.8	$196.4
Equity securities	4.0	3.8	11.6	11.3
Commercial mortgage loans on real estate	4.5	3.7	12.9	11.0
Short-term investments	4.8	1.4	10.9	2.7
Other investments	7.0	3.1	15.2	38.1
Cash and cash equivalents	23.5	7.0	59.7	13.1
Total investment income	130.0	87.1	356.1	272.6
Investment expenses	(4.5)	(3.6)	(12.5)	(10.8)
Net investment income	$125.5	$83.5	$343.6	$261.8

Net investment income increased $42.0 million, or 50%, to $125.5 million for Third Quarter 2023 from $83.5 million for Third Quarter 2022, primarily driven by higher yields on fixed maturity securities, short-term investments and cash and cash equivalents.
Net realized losses on investments and fair value changes to equity securities decreased $8.3 million, or 30%, to $19.1 million for Third Quarter 2023 from $27.4 million for Third Quarter 2022, primarily driven by lower sales of fixed maturity securities for Third Quarter 2023.
Net investment income increased $81.8 million, or 31%, to $343.6 million for Nine Months 2023 from $261.8 million for Nine Months 2022, primarily driven by higher yields on fixed maturity securities, short-term investments and cash and cash equivalents, partially offset by a decrease in income from other investments due to lower real estate joint venture sales.
Net realized losses on investments and fair value changes to equity securities decreased $116.5 million, or 70%, to $49.7 million for Nine Months 2023 from $166.2 million for Nine Months 2022, primarily driven by a decrease in net unrealized losses from changes in fair value of equity securities and lower sales of fixed maturity securities, partially offset by a decrease in realized gains on sales of equity securities.
As of September 30, 2023, we owned $15.5 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $13.1 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating AA- without the guarantee.
For more information on our investments, see Notes 6 and 7 to the Consolidated Financial Statements included elsewhere in this Report.

Catastrophe Reinsurance Program
In June 2023, we finalized our 2023 property catastrophe reinsurance program. As of September 30, 2023, 2023 reinsurance premiums for the total program are estimated to be $193.4 million pre-tax compared to approximately $189.0 million pre-tax for 2022, predominantly reflecting increased lender-placed exposure as a result of higher average insured values compared to 2022. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
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
During Third Quarter 2023, we submitted an agreement to sell our Miami, Florida office (the “Agreement”) to a potential acquiror, which is subject to review, approval, execution and other conditions. If the transaction is consummated pursuant to the terms of the Agreement, we expect to record a gain in 2024 above the current carrying value of $46.0 million as of September 30, 2023. We do not anticipate that the gain will impact our capital deployment priorities. The entry into a definitive agreement and the consummation of the transaction are subject to significant uncertainty. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
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
Holding Company
As of September 30, 2023, we had approximately $490.8 million in holding company liquidity, which was $265.8 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc., out of a total of $565.8 million of holding company investment securities and cash, which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stockholder dividends, stock repurchases, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $493.1 million and $549.5 million for Nine Months 2023 and Twelve Months 2022, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to repurchase our common stock and to fund investments and acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Nine Months 2023, we made common stock repurchases and paid common stock dividends of $183.8 million. We paid dividends of $0.70 per common share on September 18, 2023 to stockholders of record as of August 28, 2023. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Nine Months 2023, we repurchased 517,438 shares of our outstanding common stock at a cost of $70.0 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. As of September 30, 2023, $204.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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
Generally, our subsidiaries’ premiums, fees and investment income, along with planned asset sales and maturities, provide sufficient cash to pay claims and expenses. However, there may be instances when unexpected cash needs arise in excess of what is available from usual operating sources. In such instances, we have several options to raise needed funds, including selling assets from the subsidiaries’ investment portfolios, using holding company cash (if available), issuing commercial paper, or drawing funds from the Credit Facility.
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$—	$—	$225.0	$224.7
6.10% Senior Notes due February 2026	175.0	173.4	—	—
4.90% Senior Notes due March 2028	300.0	298.1	300.0	297.8
3.70% Senior Notes due February 2030	350.0	347.8	350.0	347.6
2.65% Senior Notes due January 2032	350.0	347.0	350.0	346.7
6.75% Senior Notes due February 2034	275.0	272.7	275.0	272.5
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	396.9	400.0	396.5
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.1
Total Debt		$2,080.0		$2,129.9
2026 Senior Notes: In February 2023, we issued senior notes with an aggregate principal amount of $175.0 million, which bear interest at a rate of 6.10% per year, mature in February 2026 and were issued at a 0.035% discount to the public (the “2026 Senior Notes”). Interest on the 2026 Senior Notes is payable semi-annually in arrears on February 27 and August 27 of each year, beginning on August 27, 2023. Prior to January 27, 2026, we may redeem all or part of the 2026 Senior Notes at any time at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus a make-whole premium as described in the 2026 Senior Notes and accrued and unpaid interest up to the redemption date. On or after that date, we may redeem all or part of the 2026 Senior Notes at any time at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest up to the redemption date.
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
In March 2023, we used the net proceeds from the sale of the 2026 Senior Notes (and available cash on hand) to redeem $175.0 million of the $225.0 million then outstanding aggregate principal amount of our 4.20% Senior Notes due September 2023 (the “2023 Senior Notes”) plus accrued and unpaid interest up to the redemption date. In connection with the redemption, we recognized a net gain on extinguishment of debt of $0.1 million. The net gain resulted from the recognition of a previously deferred gain from the termination of a hedge of the interest rate risk associated with the redeemed notes, partially offset by the immediate recognition of the remaining deferred debt issuance costs relating to the redeemed notes.
In September 2023, the remaining $50.0 million outstanding principal amount of the 2023 Senior Notes was paid upon maturity.
In the next five years, we have two debt maturities in February 2026 and March 2028 when the 2026 Senior Notes and the 2028 Senior Notes become due and payable.
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
We made no borrowings under the Credit Facility during Nine Months 2023 and no loans were outstanding as of September 30, 2023.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of September 30, 2023.
We did not use the commercial paper program during Nine Months 2023 and there were no amounts relating to the commercial paper program outstanding as of September 30, 2023. Our subsidiaries do not maintain commercial paper or other borrowing facilities.
Cash Flows
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$775.5	$319.8
Investing activities	(640.8)	(134.9)
Financing activities	(241.9)	(767.2)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(42.7)
Net change in cash	$(111.4)	$(625.0)
We typically generate operating cash inflows from premiums collected from our insurance products, fees received for services and income received from our investment portfolio, while outflows generally consist of policy acquisition costs, benefits paid and operating expenses. These net cash flows are then invested to meet the obligations of our insurance products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees, and investment income received and expenses paid.
Net cash provided by operating activities was $775.5 million for Nine Months 2023 compared to net cash provided by operating activities of $319.8 million for Nine Months 2022. The change in net operating cash flows was largely attributable to our mobile business operations, primarily from higher collections of premiums and fees due to timing, and a decrease in payments to vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties. The increase was partially offset by higher net paid claims for Nine Months 2023 and a receipt of a tax refund that was in excess of tax payments during Nine Months 2022.
Net cash used in investing activities was $640.8 million for Nine Months 2023 compared to net cash used in investing activities of $134.9 million for Nine Months 2022. The change in net investing cash flows was primarily driven by the investment of net cash provided by operating activities and the reinvestment of proceeds from the sales of maturities of investments in higher yielding fixed maturities during the period. Also contributing to the change was an increase in purchases of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $241.9 million for Nine Months 2023 compared to net cash used in financing activities of $767.2 million for Nine Months 2022. The change in net financing cash flows was primarily due to lower share repurchases during Nine Months 2023.

The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
Interest paid on debt	$99.0	$105.3
Common stock dividends	113.8	112.7
Total	$212.8	$218.0
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $2.9 million and $2.7 million of letters of credit outstanding as of September 30, 2023 and December 31, 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2023, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 1 - July 31	77,918	$128.27	77,918	$244.5
August 1 - August 31	70,292	142.26	70,292	234.5
September 1 - September 30	211,737	141.68	211,737	204.5
Total	359,947	$138.89	359,947	$204.5
(1)Shares repurchased pursuant to the May 2021 publicly announced share repurchase authorization of up to $900.0 million aggregate cost at purchase of outstanding common stock. As of September 30, 2023, $204.5 million aggregate cost at purchase remained unused under the repurchase authorization.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: November 2, 2023