Form 10-K
period 2023-12-31
ASSURANT, INC.
filed 2024-02-15
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.63 billion as of the last business day of the fiscal quarter ended June 30, 2023 based on the closing sale price of $125.72 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 9, 2024 was 51,977,634.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Report”), including our business and financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I

Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.

Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a leading global business services company that supports, protects and connects major consumer purchases. We support the advancement of the connected world by partnering with the world’s leading brands to develop innovative solutions and to deliver an enhanced customer experience. We operate in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through our Global Lifestyle segment, we provide mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”). Through our Global Housing segment, we provide lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
Our Competitive Strengths
Our financial strength and capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver a superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2023, we had $33.64 billion in total assets and our debt to total capital was 30.2%. Our Global Lifestyle and Global Housing segments generate significant operating cash flows, which provide us with the flexibility to make investments to strengthen our strategic capabilities and enhance our partnerships with our clients.
Insights and capabilities enable innovation to meet evolving consumer needs. We have a deep understanding of our clients and the consumer markets they serve. We seek to leverage consumer insights, together with extensive capabilities, to identify and anticipate the needs of our clients and the consumers they serve. We intend to leverage those insights with investments in emerging technologies and operations, including digital-first solutions, to introduce innovative products and services and continuously adapt those offerings to the changing needs of consumers in the connected world.
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
Growing our portfolio of market-leading businesses. Our businesses represent a group of leading, service-oriented offerings focused on compelling growth opportunities. This includes capitalizing on the convergence of the connected world in the global markets and geographies in which we operate. We intend to grow our businesses by strengthening our partnerships with major clients and prospects globally, while continuing to invest in talent, capabilities and technology, including digital, to enable us to deliver a superior customer experience, as well as further broadening our offerings and diversifying our distribution channels. As our offerings continue to expand, we expect to generate a more diversified mix of business and earnings.
Providing integrated offerings through a superior, digital-first customer experience. As we continue to evolve our product and service capabilities and respond to client and consumer needs, we expect to accelerate the pace of innovation for our integrated offerings and drive additional value through a superior, digital-first customer experience.
Deploying our capital strategically. Our strong financial position provides us with flexibility to strategically deploy our capital. We generally deploy capital to support business growth by funding investments and through acquisitions, to pay dividends and to repurchase shares. We target new businesses and capabilities, organically and through acquisitions, that complement or support our strategy. Our approach to mergers, acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management.

Investing in talent. Our employees play a critical role in contributing to our success and supporting our business strategy. We believe in fostering a diverse, equitable and inclusive culture to drive sustained profitable growth through innovation. We are focused on strategically attracting, developing, retaining and motivating our talent, as we prioritize programs and initiatives aimed at investing in their growth.
2023 Highlights
We achieved significant profitable growth in 2023, maintained a strong capital position and generated significant momentum throughout our businesses. Our results reflect our focus on further strengthening our business portfolio and driving operational excellence, including implementing digital-first initiatives across our operations, while accelerating innovation and investing in our businesses. Through active portfolio management, we exited businesses that are not core to our long-term strategy. We continued to expand partnerships with key clients and win new clients, deliver new and innovative solutions and execute on our commitment to being a socially responsible company for our stakeholders. We advanced our goals to reduce our environmental impact, and we remained focused on engaging and developing our diverse talent pool.
We realized benefits from the actions we announced in 2022 to simplify our business portfolio and corporate real estate and realign our organizational structure, allowing us to reinvest throughout the enterprise. We amended and extended our 2022 restructuring plan to include additional actions within these initiatives, including further consolidation of our real estate portfolio and additional changes to our organizational structure, which we believe will drive greater operational efficiency to support our long-term profitable growth and value creation. We expect to complete these actions by mid-2024.
In November 2023, we realigned our executive team to support our global growth strategy by appointing Keith Meier as Chief Financial Officer and Francesca Luthi as Chief Operating Officer. The appointments represented our ability to deploy our deep bench of talent and evolve from a position of strength.
Throughout the year, we have maintained a strong balance sheet, generated $772.6 million in dividends or returns of capital from our subsidiaries (net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions) and returned $352.3 million to shareholders through share repurchases and common stock dividends. In February 2023, we issued $175.0 million of 6.10% senior notes due 2026 and used the net proceeds, together with cash on hand, to redeem a portion of the $225.0 million outstanding aggregate principal amount of our 4.20% senior notes due 2023.
Sustainability Priorities
Assurant is a purpose-driven company committed to making meaningful advancements each year to integrate our sustainability efforts into our long-term strategy to support our business outcomes, our global business operations and our product and service offerings. In 2023, we continued to make progress on building a more sustainable company for all of our stakeholders. Our Board of Directors (the “Board”), Management Committee and employees understand the importance of sustainability to deliver greater value as we operate our business each day and support Assurant’s long-term strategy.
Our sustainability strategic framework centers on four pillars against which we track our progress on sustainability topics that most impact Assurant’s value, society and the environment, as discussed below. Each of these pillars is dynamic, aligned to our long-term business strategy, and strengthens the communities in which we live and work.
Responsible employer. We are a responsible employer with a culture that believes diversity, equity and inclusion are critical to support business growth, and we recognize the importance of investing in talent as we look to deliver a superior employee experience. For additional information, refer to “– Human Capital Resources” below.
Impact on society. We actively engage to strengthen the communities where we live and work worldwide while operating our business, managing our investments, and evolving our product offerings to ensure we maintain a strong environmental commitment.
Customer commitment. We deliver differentiated experiences by being customer-centric and anticipating the needs of the people we serve.
Integrity and ethics. We adhere to unwavering standards of integrity, ethics, governance, privacy and information security.
Our longer-term strategic planning process, overseen by our Board, prioritized three multiyear ESG strategic focus areas:
•Talent: We aspire to foster a diverse, equitable and inclusive culture to drive innovation for the benefit of all stakeholders;
•Products: We aspire to help customers thrive in a connected world; and
•Climate: We aspire to operate in ways that minimize our carbon footprint and align our commitments to enhance climate action and environmental performance.

For additional information on our Sustainability priorities, including our most recent Sustainability report, please refer to our website at https://www.assurant.com/about-us/sustainability. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.
Segments
The composition of our reportable segments aligns with how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 6 to the Consolidated Financial Statements included elsewhere in this Report.
Global Lifestyle

	Years Ended December 31,
	2023	2022	2021
Net earned premiums, fees and other income by product:
Connected Living (1)	$4,376.8	$4,259.4	$4,321.6
Global Automotive	4,184.6	3,802.5	3,504.5
Total	$8,561.4	$8,061.9	$7,826.1
Segment Adjusted EBITDA	$792.3	$809.4	$737.6
Segment equity (2)	$4,822.0	$4,743.3	$4,644.9

(1)For the years ended December 31, 2023, 2022 and 2021, 44.8%, 46.0%, and 47.5%, respectively, of net earned premiums, fees and other income was from mobile device solutions; 44.7%, 44.3%, and 43.5%, respectively, was from extended service contracts and related services for consumer electronics and appliances; and 10.5%, 9.7%, and 9.0%, respectively, was from credit and other insurance products.
(2)Segment equity does not include components of accumulated other comprehensive income (“AOCI”), which is primarily comprised of net unrealized gains on securities, net of taxes. For additional information on total AOCI, see Note 22 to the Consolidated Financial Statements included elsewhere in this Report.

Our Products and Services
The key lines of business in Global Lifestyle are: Connected Living, which includes mobile device solutions (including extended service contracts, insurance policies and related services), extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products; and Global Automotive.
Connected Living: Through partnerships with mobile service providers (including carriers, retailers, original equipment manufacturers (“OEMs”) and cable operators) and financial and other institutions, we underwrite and provide administrative support and related services for extended service contracts. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service solutions to our clients that address all aspects of the insurance or extended service contract, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain services, service delivery and repair and logistics management, while ensuring exceptional customer experience measured through our net promoter scores. For example, we provide end-to-end mobile device lifecycle solutions in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to support an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium technical support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices. We provide in-store, same-day device repairs to customers through our nationwide network of nearly 500 Cell Phone Repair locations. We believe that with the required administrative capability, digital platforms enabling on-boarding, claims management and service delivery, supply chain management, technical support infrastructure, insurance underwriting capabilities and a variety of adjacent value-added services, like trade-in and upgrade and asset value recovery, we maintain a differentiated position in this marketplace.
Within Connected Living, our global financial services business maintains a suite of protection and assurance products that deliver a combination of features and benefits for varying customer segment needs. With major financial services clients, we provide value-added financial services in the U.S. and internationally, ranging from credit insurance to inclusive credit card benefits, packaged bank account benefits and travel coverages.

Global Automotive: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including automobiles, trucks, recreational vehicles, motorcycles, construction and agricultural equipment, as well as parts. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, including relating to commercial and other leased equipment, coverage varies, but, generally, we pay the cost of repairing, servicing or replacing parts or provide other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, actuarial consulting, experiential and digital training and performance management. We work closely with our global partners to develop innovative offerings that reflect the evolution of the auto market, such as Assurant Vehicle Care which launched in July 2023 in over 500 dealerships across the U.S. (over 30% of our dealer services total) and provides a comprehensive new suite of enhanced vehicle production products and a new digital experience for consumers. We also provide risk management solutions tailored for commercial and leased equipment where our core products include insurance tracking and physical damage insurance.
Distribution and Clients
Global Lifestyle operates globally, with approximately 83% of its revenue from North America (the U.S. and Canada), 7% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 6% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 4% from Asia Pacific (Japan, Australia, New Zealand, South Korea, India, Singapore and China (including Hong Kong) for the year ended December 31, 2023. In fourth quarter 2023, we made the decision to fully exit our operations in mainland China (other than Hong Kong). Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile service providers (including carriers, retailers, OEMs and cable operators) and financial and other institutions to market our mobile device solutions, with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and cable operators to market our extended service contracts and related services, and with financial institutions, insurers and retailers to market our credit and other insurance products. Most of our distribution agreements are exclusive. In Global Automotive, we partner with auto dealers and agents, third-party administrators, manufacturers, equipment retailers and large banks and financing companies to market our vehicle protection, commercial equipment-related products and other related services.
Typically, our agreements in Global Lifestyle are multi-year with terms generally between three and five years and allow us to integrate our administrative systems with those of our clients.
Global Lifestyle is dependent on a few clients, in particular mobile service providers, and a reduction in business with or the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile protection market is a large and growing global market with evolving wireless standards. While smartphone penetration in the U.S., Japanese and European markets is high, other markets are less mature and present growth opportunities. Global adoption of 5G by subscribers is a high priority for mobile service providers. The worldwide used and refurbished smartphone market is growing, especially in newer markets like India, driven by the cost and availability of new devices and sustainability-conscious customers.
Consumer needs relating to mobile devices are continuing to expand in scope, particularly demand for certified pre-owned devices. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their mobile devices through their daily interaction with a connected world. Expanded capabilities like repair and logistics, technical support for customers and enhanced customer experience through digital solutions allow us to create product and service offerings that customers find compelling. We believe there are additional growth opportunities in expanding protection to other devices and technologies within the home.
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
In the vehicle sales markets, U.S. new vehicle sales have shown modest improvements as increased vehicle availability and pent-up demand are driving sales. OEMs with sufficient inventory are starting to increase incentives, which should help mitigate headwinds from higher interest rates which have had an adverse impact on attachment rates for our core products. However, we expect U.S. new vehicle sales to increase modestly, thereby providing more opportunities for product sales as an offset to this interest rate pressure. The used vehicle market in the U.S. has started to normalize from recent elevated used vehicle prices and a shift in sales to new vehicles, but this normalization is tempered by lower and aging used vehicle inventory, as well as higher interest rates. We continue to expand our footprint in the U.S. by adding new dealership clients and growing our dealer and third-party relationship networks. In addition, we have successfully added clients internationally where new vehicle sales continue to grow in most markets. In addition to the overall market, inflation has had a significant impact on our Global Automotive results as parts and labor adversely affected claims costs.
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
In our financial services business, our focus is on expanding our partnerships with leading financial institutions to offer credit card benefit and packaged bank account offerings to their customers.
Risk Management
We earn premiums on our insurance and extended service contracts and fees for our other services. For a portion of our contracts, we share in the underwriting risk with our clients through reinsurance or profit-sharing agreements. We believe that these arrangements better align our clients’ interests with ours and help us to better manage risk exposure. For additional risks relating to our Global Lifestyle segment, please see “Item 1A – Risk Factors.”
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
We take various actions to manage our inventory, including monitoring our inventory levels, managing the timing of purchases and obtaining return rights for some programs and devices. However, the value of certain inventory could be adversely impacted by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, decreased consumer demand, including due to changes in customer preferences and changes in client promotions, supply chain constraints, growing industry emphasis on cost containment and adverse foreign trade relationships. No assurance can be given that we will be adequately protected against declines in inventory value. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – “Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks.”
Seasonality
We experience seasonal fluctuations that impact demand in each of our lines of business. For example, seasonality for extended service contracts and VSCs aligns with the seasonality of the retail and automobile markets. In addition, our mobile results may fluctuate quarter to quarter due to the actual and anticipated timing and availability of the release of new devices and carrier promotional programs.

Global Housing

	Years Ended December 31,
	2023	2022	2021
Net earned premiums, fees and other income by product:
Homeowners	$1,663.4	$1,402.2	$1,373.2
Renters and Other	479.5	482.4	482.2
Total	$2,142.9	$1,884.6	$1,855.4
Segment Adjusted EBITDA	$574.2	$246.0	$321.6
Segment equity (1)	$1,318.9	$1,272.8	$1,313.2
(1)Segment equity does not include components of AOCI, which is primarily comprised of net unrealized gains on securities, net of taxes. For additional information on total AOCI, see Note 22 to the Consolidated Financial Statements included elsewhere in this Report.

Our Products and Services
The key lines of business in Global Housing are Homeowners and Renters and Other, each as described below.
Homeowners: We provide lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance.
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
In the majority of cases, we use proprietary insurance-tracking administration systems linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of notification and outreach to both the homeowner and the last known insurance carrier or agent through phone calls and written correspondence, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy. The process of tracking voluntary coverage - including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles, and obtaining other required insurance related information - is part of our risk exposure management for our lender-placed insurance business. The exposure management process is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to tracked hazard loans. The homeowner always retains the option to obtain or renew the insurance of his or her choice.
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
Voluntary insurance. We offer voluntary manufactured housing, condominium and homeowners insurance. Our voluntary insurance products generally provide structural, contents and liability coverage.
Renters and Other: We provide renters insurance and other products, as described below.
Renters insurance. We provide integrated solutions across the resident lifecycle. We offer renters insurance for a wide variety of single and multi-family rental properties, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also offer an integrated billing and tracking platform for our clients and their customers. In addition, we provide tenant bonds as an alternative to security deposits, which allows our clients to offer a lower move-in cost option while minimizing the risk of loss from damages, and receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
Other products. We are the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (the “NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.
Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders and servicers, manufactured housing lenders, property managers, and financial, insurance and other institutions. Lender-placed insurance products are distributed primarily through mortgage lenders, mortgage servicers and financial and other institutions. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. Renters products are distributed primarily through property management companies and affinity marketing partners. We offer our voluntary insurance programs primarily through manufactured housing lenders and retailers, along with independent specialty agents. Independent specialty agents also distribute flood products and other property products.
Global Housing is dependent on a few clients, and a reduction in business with or the loss of any one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
In the lender-placed market, placement rates have increased in certain areas due to reduced availability of voluntary homeowners’ insurance. We continue to monitor the state of the overall housing market and the potential impact of loan modifications, forbearances and foreclosure delays, including the impact to REO volumes. Should the housing market deteriorate for a prolonged period, we could experience a longer-term increase in our placement rates over time. In addition to the overall market, our lender-placed results are also impacted by inflation and the costs of paying claims, and the mix of loans we service.
The U.S. renters insurance market is a growing market with new building development, high occupancy and favorable relocation trends. We believe there is opportunity to increase our market share and attachment rates with new and existing clients through our investments in digital platforms designed to deliver superior, digital-first customer experience and our expanded offerings to provide end-to-end solutions.
Risk Management
We earn premiums on our insurance products and fees for our services. Our lender-placed insurance products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties have continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints, including through a built-in annual inflation guard feature. For additional risks relating to our Global Housing segment, please see “Item 1A – Risk Factors”, including “– Financial Risks – We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability” and “ – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management” therein.
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
For 2023, our property catastrophe reinsurance program included U.S. per-occurrence catastrophe coverage providing $1.28 billion of protection in excess of a $125.0 million retention in the main reinsurance program for a first event, which decreases to $100.0 million for a second and third event. All layers of the program allow for one automatic reinstatement. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program was covered for gross Florida losses of up to approximately $1.58 billion. The 2023 catastrophe reinsurance program also included Caribbean catastrophe coverage providing up to $55.0 million, in excess of a $5.0 million retention.
For our 2024 catastrophe reinsurance program, underlying rates are favorable from improved reinsurance market conditions. We consolidated our reinsurance purchase into a single placement date of April 2024. In this initial year of transition, we secured virtually all of our coverage by January 2024, including $1.38 billion of protection in excess of a $150.0 million retention. All layers of the program allow for one automatic reinstatement. The coverage amount from the Florida Hurricane Catastrophe Fund for the 2024 wind season will be finalized by June 2024. We do not expect to purchase a Caribbean excess catastrophe treaty in 2024 due to greatly reduced exposure in the region.
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
Competition
Our businesses focus on supporting, protecting and connecting major consumer purchases. Although we face global competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines. Across Global Lifestyle and Global Housing, we compete for business, clients, customers, agents and other distribution relationships with many insurance companies, warranty and protection companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. We must respond to the threat of disruption by traditional players, as well as from new entrants, such as “Insurtech” start-up companies and others. Competition in each business is based on a number of factors, including scope of products and services offered, ability to tailor products and services to client and consumer needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength and ratings, resources, and quality of service, including speed of claims payment and the overall customer experience. The relative importance of these factors varies by product and market. To remain competitive in many of our businesses, we must also anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
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
As of December 31, 2023, Assurant had approximately 13,600 employees in 21 countries representing 68 nationalities. Our diverse workforce spans a wide range of roles and skills to further our vision of supporting the advancement of the connected world. While 77% of our employee base was located in North America, we continued to expand our presence in key international markets across Europe, Latin America and Asia Pacific to support our increasingly global client portfolio. As of December 31, 2023, approximately 63% of our employees were frontline workers, predominantly in hourly roles such as customer care, claims administration, mobile repair and logistics. The remaining 37% were in managerial roles, predominantly salaried employees engaged in an array of business and support functions. As of December 31, 2023, 60% of our global workforce identified as female. In the U.S., our largest market, women accounted for 62% of employees while other underrepresented minority groups accounted for 54% of our domestic workforce. We continue to promote a more diverse and inclusive workforce across all levels of the Company in support of our business strategy.
For full-year 2023, our global turnover rate was 18%, reflecting our blended workforce of frontline and managerial roles; turnover for managerial and salaried roles was 7%, and turnover for frontline employees was 24%, which is typically higher given the nature of the roles. The turnover rate for both managerial and frontline employees improved by 3 and 8 percentage points, respectively, year-over-year. Overall, this is attributed to ongoing actions to identify and remediate talent risks and enhance the employee experience as well as signs of stabilization in select labor markets.

The Board, through the Compensation and Talent Committee, oversees the significant human capital management programs of Assurant, which are led by Assurant’s Chief Executive Officer (“CEO”), its Chief Operating Officer and Chief People Officer.
Attracting, developing and retaining the best talent globally is key to our success in sustaining long-term profitable growth. In November 2023, we realigned our executive team to support the execution of our growth strategy with the appointment of Keith Meier as Chief Financial Officer and Francesca Luthi as Chief Operating Officer. Also, we expanded our Management Committee, effective January 2024 to broaden leadership expertise and depth in the areas of financial, human capital and technology strategy. These appointments further underscored our deep talent pool and robust succession bench.
Our talent strategy is focused on employee engagement and investments in programs to support career development, as well as recognizing and rewarding performance. We believe these programs and opportunities create a diverse pipeline of talent and leadership necessary to drive and deliver on our long-term strategy. As part of our talent strategy, we have established Global Capabilities Centers, or global talent hubs in key markets, to leverage our global scale and access to diverse and best-in-class talent. We believe this advances our operating model, creates new capacity for client growth and existing client work, fosters innovation, and enables talent to focus on customer experiences in key attractive markets.
We regularly engage with our employees to seek feedback through an array of forums and channels, including one-on-one discussions with managers, interactive townhall meetings, targeted employee surveys and our enterprise-wide listening program designed to expand opportunities for anonymous, real-time feedback between managers and employees. Key topics covered include our culture, diversity, equity and inclusion, learning and development, compensation, benefits, wellbeing and recognition. Based on employee feedback, action plans are implemented to address gaps or to further enhance employee satisfaction in alignment with our overall human capital strategy.
Results from our most recent listening program concluded in June 2023 benefited from strong employee participation and showed improvement above the prior year and generally above relevant industry benchmarks. Overall, the survey highlighted that employees generally feel engaged and aligned with the Company’s priorities. In many areas, such as mental wellbeing, recognition and freedom of opinion, results trended more favorably against our 2022 engagement survey and at or above comparable industry benchmarks. The 2023 results reinforced that our culture is a differentiator and strengths identified last year in the areas of overall engagement, goal setting, management support, work environment and flexibility, and diversity and inclusion continue to trend positively. Areas for continuing improvement include career development opportunities and managing workload. We will continue to develop actions plans in areas for improvement and monitor our progress each year.
Fostering Diversity, Equity and Inclusion
At Assurant, we believe diversity, equity and inclusion (“DE&I”) fosters innovation and creates growth opportunities by strengthening employee engagement for the benefit of our stakeholders. We believe diverse teams and inclusive cultures perform better by improving our ability to respond to the changing global marketplace and social landscape.
We are committed to gender, racial and ethnic diversity at all levels of the Company. As of December 31, 2023, those identifying as women comprised 60% of our global workforce, 43% at the managerial levels, 11% at the Assurant Management Committee level and 31% of our Board; and 54% of our U.S. workforce, 45% at the managerial levels, 22% at the Assurant Management Committee level and 31% of our Board identified as racially or ethnically diverse. Four of the Company’s diverse directors held Board Chair and committee chair roles.
As of January 1, 2024, the Assurant Management Committee was expanded to support its global growth strategy and as a result, women now comprise 17% of the executive leadership team and 25% identify as racially or ethnically diverse, underscoring our commitment to expand diverse representation among senior leadership.
We are committed to continuing to increase representation and engagement of underrepresented groups within Assurant. Our Chief Operating Officer has direct oversight and responsibility for our DE&I strategy, along with our SVP, Sustainability and Communications. Additionally, the Nominating and Corporate Governance Committee is committed to including women and minority candidates in the pool of qualified candidates from which Board nominees are chosen and will continue to review its processes and procedures to ensure that diverse candidates are included.
We recruit talent in diverse communities, including through strategic and educational partnerships that bring greater visibility and expertise. We continue to strengthen our recruiting and talent practices to identify and remove inherent biases that could influence outcomes, including ongoing enterprise-wide diversity training and diverse slate and interviewing requirements for all managerial and above job openings. We are focused on inclusion through global programming that spotlights the experiences of underrepresented groups. In 2023, we launched two additional Employee Resource Groups (five in total) to provide forums for employees to raise topics that are important to underrepresented groups. All Employee Resource Groups are chaired by members of our Management Committee or senior leaders to reinforce commitment and engagement at the highest levels of the company. To augment local initiatives, we sponsored an enterprise-wide diversity and inclusion mentorship program. In the marketplace, we support social justice causes through the Assurant Foundation and we partner with nonprofit organizations to provide leadership development opportunities.
In 2023, we strengthened our commitment to disability inclusion, and our President and CEO, Keith Demmings, signed the Disability:IN Pledge. Disability:IN is a leading nonprofit resource for disability inclusion globally and one of our current DE&I strategic partners.
We also expanded our employees’ participation in targeted development programs for women and underrepresented groups including representation at various HACE (Hispanic Alliance for Career Enhancement), ELC (Executive Leadership Council), LEAP (Leadership Acceleration Program) and Disability:IN forums.
Pay Equity
Assurant is committed to pay equity. Our compensation practices and programs consider a variety of factors designed to set fair and equitable compensation levels. We take a holistic approach to evaluating and aligning roles with compensation levels based on job responsibilities, market competitiveness, geographical location, strategic importance of roles and other relevant factors. We periodically evaluate our compensation practices and for the last several years have engaged in a multi-step process to ensure that we are compensating equitably across employees performing similar job responsibilities. Results from our last review completed in 2023, which examined base pay for U.S.-, U.K.-, Argentina- and Canada-based employees, confirmed that we are fairly administering pay and see no evidence of systemic and material pay equity issues across demographic groups for substantially similar roles. In addition, we evaluated short-term incentive pay percentage ranges for the U.S. population enrolled in the short-term incentive plan and determined that those are fair and equitable. We expect to continue to assess compensation practices annually and remain committed to remediate any significant pay disparities we may discover. We also continue to monitor and adjust market wages as necessary to ensure we provide competitive wages, consistent with our ongoing compensation practices.
We remain committed to investing in our people through competitive rewards and development opportunities. We continued to reward high performers and invest in merit increases, allocating more funding to front-line employees in recognition of the disproportionate impact of the current challenging economic environment. We have advanced our commitment to pay transparency, particularly in North America, by providing employees with base salary ranges for their role and grade beginning in 2023.
Total Rewards and Wellbeing
We are committed to the health and safety of our employees as we believe the success of our business is directly connected to their wellbeing. In addition to providing robust compensation and benefits programs and opportunities to invest in their financial future, we offer employees and their families access to a variety of health and wellness programs. Our Total Rewards programs help to provide protection and security related to events that may require time away from work or that impact their financial wellbeing, such as paid time off, family leave, family care resources and flexible work schedules. Our Global Employee Assistance Plan provides additional support to help employees and their families access critical resources for their wellbeing, including financial, social, physical and mental health.
To further promote wellbeing, Assurant introduced the Virgin Pulse global wellbeing platform allowing employees to personalize their unique wellbeing goals with access to tools, activities and ways to stay engaged and accountable for building healthy habits. Assurant also included access to the Headspace App as a no-cost benefit for all global employees, which is an additional resource for managing stress and helping to find better balance.
We regularly benchmark our Total Rewards against companies of similar size and industries to ensure our offerings remain competitive and solicit employee feedback on the evolving needs of our workforce. We conducted employee focus groups that helped validate that recommended plan changes for 2023 met the needs of our diverse workforce particularly around predictability and affordability of health care costs. Additionally, there were several enhancements to benefits starting in 2024, such as increased employer contributions, expanded plan offerings and more affordable virtual care and mental health access. Assurant also introduced an HR virtual assistant to provide easy access to routine questions employees raise with the goal of improving their experience as an employee. We will continue to assess additional opportunities across Total Rewards and Wellbeing to help attract and retain top talent.
Recognizing the benefit of flexible work arrangements for our business, customers and employees, we continued to enable a long-term shift to a hybrid work model to support our business and talent strategy. A majority of our employees work virtually on a full-time or part-time basis and while we will continue to encourage purposeful in-person engagement to support our culture, team development and product innovation, we believe our hybrid work model will remain a key competitive advantage to support the evolving needs of our customers and employees. Within this hybrid environment, we introduced a new framework to support enterprise engagement. We accelerated our ongoing real estate consolidation to support work-from-home arrangements given our increasingly hybrid workforce, while making necessary investments in key facilities and markets to support the long-term strategy of the Company.

Learning and Development
Learning and development are essential to Assurant’s success. We continually invest in our employees’ career growth and provide employees with a wide range of training and development opportunities, including face-to-face, virtual and self-directed learning, mentoring and external development opportunities through a portfolio of initiatives called Leading the Way, which is designed to unlock the potential of our talent to achieve our vision and purpose. Leading the Way is intended to further grow skills, capabilities and careers to impact engagement, performance and drive results. Strengthening employees’ leadership, technical and professional skills to broaden career opportunities, while also reinforcing a culture of strong ethics and compliance, are primary focus areas. We continue to implement key initiatives to increase adoption of new technology and processes by providing both learning tools and change support, furthering our focus on a digital-first mindset. In 2023, we secured partnerships with leading industry tools to provide all employees with access to a virtual mentor to further develop professional and managerial skills. This also included specific access for technology employees to immerse in technology labs and assessments as we look to expand critical skills in this area. Additionally, Assurant assists employees in the pursuit of undergraduate and graduate degrees, certifications and continuing education required by certain professional organizations.
We have adapted our learning and development programs and delivery modes to meet the varying needs of our business and our predominantly virtual workforce. We provide a broad array of training on topics such as managing virtual and hybrid teams, mental health awareness and building resilience, managerial skills, and diversity and inclusion. In 2023, we also enhanced our internal career site to support employees in discovering new job opportunities as they become available.
Succession Planning
An important element of our talent strategy is succession planning and building diverse leadership pipelines for our most critical roles across the organization.
We assess the performance and potential of current incumbents, identify and assess potential successors, and create targeted development plans to strengthen the preparedness and diversity of our talent pipeline. Annually, we conduct a comprehensive talent review to discuss potential successors of our Management Committee and other key leadership roles, as well as a broader group of top talent as we look to ensure better visibility into our strengths and opportunities for prioritized roles. In 2023, we engaged an external partner to assess skills and strength of the overall succession pool. The Board and the Compensation & Talent Committee annually review the CEO succession plan and succession plans for senior executives, which includes emergency successors for each role, with the goal to ensure we have the right leadership in place to execute the Company’s long-term strategic plans.
For more information on our human capital resources, please refer to our most recent Sustainability Report available at https://www.assurant.com/our-story/sustainability and our most recent Proxy Statement available at ir.assurant.com. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.
Intellectual Property
We rely on a combination of contractual rights and patents, trademarks, copyrights and trade secrets to establish and protect our intellectual property. We regularly file patent and trademark applications to protect innovations arising from our research, development, design and marketing. We own a number of patents and pending applications relating to technical innovations. In addition, we have a trademark portfolio that we consider important in the marketing of our products and services, including the “Assurant” brand name.
Over time, we have accumulated a sizeable portfolio of issued and registered intellectual property rights around the world, and seek to protect it against infringement. No single intellectual property right is solely responsible for protecting our products and services. We have also entered into agreements that permit other companies to use certain of our patents and trademarks.
We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products and services. Patents are of varying duration depending on the filing date, and will typically expire at the end of their natural term. The duration of trademark registrations may be renewed indefinitely, subject to country-specific use and registration requirements. For risks relating to our intellectual property, see “Item 1A – Risk Factors – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions.”
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
The following table summarizes the financial strength ratings and outlooks of our domestic operating insurance subsidiaries as of December 31, 2023:

	A.M. Best (1)	Moody’s (2)	S&P (3)
Company
American Bankers Insurance Company of Florida	A+	A2	A
American Bankers Life Assurance Company of Florida	A	A2	A
American Security Insurance Company	A+	A2	A
Caribbean American Life Assurance Company	A	N/A	N/A
Caribbean American Property Insurance Company	A+	N/A	N/A
Reliable Lloyds Insurance Company	A+	N/A	N/A
Standard Guaranty Insurance Company	A+	N/A	N/A
Virginia Surety Company, Inc.	A+	N/A	N/A
Voyager Indemnity Insurance Company	A+	N/A	N/A
(1)A.M. Best financial strength ratings range from “A+” (superior) to “D” (poor). A second “+” or a “-” may be appended to ratings from categories A+ to C to indicate relative position within a category. Ratings of A+ fall under the “superior” category, which is the highest of A.M. Best’s seven ratings categories, while ratings of A fall under the “excellent” category, which is the second highest of A.M. Best’s seven ratings categories. A.M. Best has a stable outlook on all of our domestic operating insurance subsidiaries’ financial strength ratings.
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
In December 2020, the NAIC adopted a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure in order to identify risks that may emanate from an insurer’s holding company system. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. State legislatures began adoption of the group capital calculation model regulations in 2021 and state adoption is expected to continue in 2024.
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
Insurance Regulatory Initiatives. The NAIC, state and territory regulators and professional organizations have considered and are considering various proposals that may alter or increase state and territory authority to regulate insurance companies and insurance holding companies. For example, in 2021, the NAIC adopted the NAIC Real Property Lender-Placed Insurance Model Act (the “LPI Model Act”). The LPI Model Act governs the insurance that a mortgage servicer obtains when a borrower fails to obtain or maintain required insurance. Several states have enacted legislation that mirrors the LPI Model Act, and we expect more states to adopt similar legislation in 2024. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act. Regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) address mortgage servicers’ obligations to correct errors asserted by mortgage loan borrowers; provide certain information requested by such borrowers; and provide protections to such borrowers in connection with lender-placed insurance. These requirements affect our operations because, in many instances, we administer such operations on behalf of our mortgage servicer clients. While the Consumer Financial Protection Bureau (the “CFPB”) does not have direct jurisdiction over insurance products, it is possible that additional regulations promulgated by the CFPB may extend its authority more broadly to cover these products and others we offer and thereby affect us or our clients. In addition, the Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“U.S. Treasury”). While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including monitoring the insurance sector and representing the

U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (“IAIS”). Additional regulations or new requirements may emerge from the activities of these regulatory entities.
Tax Reform. In 2022, the Inflation Reduction Act (the “IRA”) introduced a 15% corporate alternative minimum tax for corporations that report an average annual adjusted income of more than $1 billion for a period of three consecutive years and a 1% excise tax on corporate share repurchases, among other things. We currently expect the impact of the IRA provisions for the alternative minimum tax and excise tax to be de minimis.
In addition, the Organization for Economic Co-operation and Development’s (“OECD”) efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes could increase the Company’s overall tax burden, adversely impacting the Company’s business, results of operations and financial condition. As part of the OECD’s Pillar II rules, the OECD recommended a 15% global minimum tax on adjusted financial reported income. Many jurisdictions, including Japan, the European Union, and the United Kingdom, have adopted or plan to adopt Pillar II for tax years beginning in 2024. The overall impact of the OECD’s Global Pillars to the Company are uncertain due to the ambiguities in the application of certain provisions, the impact of future guidance, and interpretations or rules issued by government agencies. For more information, see “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.”
 International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. We operate in various jurisdictions, including Canada, the U.K., France, Argentina, Australia, Brazil, Chile, Peru, Colombia, Germany, India, the Netherlands, New Zealand, Puerto Rico, Spain, Italy, Mexico, Japan, South Korea, China and Singapore, and, in several of these jurisdictions, our businesses are supervised by local regulatory authorities. In fourth quarter 2023, we made the decision to fully exit our operations in mainland China (other than Hong Kong). See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for more information.
In the past few years, the IAIS developed a model common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”), which includes group-wide supervisory oversight across national boundaries and the establishment of ongoing supervisory colleges (“ComFrame”). ComFrame applies to entities that meet the IAIS’s criteria for IAIGs and that are so designated by their group-wide supervisor. The NAIC previously adopted changes to the Model Insurance Holding Company System Regulatory Act to allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. While we do not currently meet the criteria for IAIG designation, we are monitoring developments of reforms adopted by the IAIS as they influence NAIC activities, including those related to risk and group capital oversight.
Securities and Corporate Governance Regulation
As a company with publicly-traded securities, we are subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, corporate governance and other matters. One of our subsidiaries is a broker-dealer that is registered with the SEC and with the state securities commissions in all 50 states, and is a member of the Financial Industry Regulatory Authority. Additionally, we and our subsidiaries are subject to the corporate governance laws of our respective jurisdictions of incorporation or formation.
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
Cybersecurity, Privacy Regulation and Artificial Intelligence
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
At the state level, the NAIC Insurance Data Security Model Law has been enacted in multiple states, imposing an array of detailed security measures, reporting and attestation requirements on insurance companies. With respect to privacy rights, multiple states in the U.S. have enacted comprehensive privacy laws that further increase privacy rights in a manner similar to the GDPR. The accelerated rate of adoption of privacy legislation by states poses challenges for businesses as implementation and compliance may necessitate modifications to businesses processes, technological infrastructure, security measures and customer-facing websites.
Cybersecurity risks and incidents remain a focus for regulators. In July 2023, the SEC adopted new rules for public companies requiring disclosure of material cybersecurity incidents and periodic disclosures regarding cybersecurity risk management, strategy and governance. Furthermore, in November 2023, the New York Department of Financial Services (the “NYDFS”) finalized amendments to its cybersecurity rule applicable to financial institutions licensed by the NYDFS.
We are monitoring increased regulatory activity related to artificial intelligence, including machine learning tools. For example, the NAIC has adopted guiding principles on artificial intelligence to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement artificial intelligence tools to facilitate operations. While not effective until adopted by a specific state, we expect these guidelines to be adopted by at least some states. In addition, in October 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for artificial intelligence safety and security. Internationally, in December 2023, the European Commission, the European Parliament and the European Council reached political agreement on the terms of the European Union Artificial Intelligence Act, which aims to regulate the use of artificial intelligence in the European Union.
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
Other Regulation
As we continue to grow and evolve our business mix to cover other non-insurance-based products and services, we have and will continue to become subject to other legal and regulatory requirements, including regulations of the CFPB and other federal, state and municipal regulatory bodies, as well as additional regulatory bodies in non-U.S. jurisdictions. Examples include U.S. and local customs and trade regulations for the movement of mobile devices across geographic borders; health, safety, labor and environmental regulations, including those impacting our mobile supply chain operations; U.S. and international laws and regulations broadly relating to the performance, transparency and reporting of environmental, social and governance matters, including the SEC’s proposed rules to enhance climate-related disclosures; U.S. and international laws and regulations relating to the use of artificial intelligence; and antitrust and competition-related laws and regulations that may impact future transactions or business practices.
Global Risk Management
Governance
We employ a risk governance structure, overseen by our Board and senior management and led by the Global Risk Management function, to provide a common framework for evaluating the risks embedded in and across our businesses and functional areas, developing risk appetites, managing these risks, and identifying current and future risk challenges and opportunities.

Global risk management is the responsibility of the Chief Marketing and Risk Officer, who leads the Global Risk Management function, reports directly to the CEO, reports at least quarterly to the Finance and Risk Committee of the Board and reports at least annually to the Board. Our Enterprise Risk Management Policy, which outlines our risk management framework and establishes principles for its effectiveness, has been approved by the Enterprise Risk Committee and the Board, and is reviewed annually to align with the Company’s business operations and strategy as well as changes to applicable laws, regulations and industry standards.
Our risk management framework cascades downwards into the enterprise through various management committees. Our risk governance structure is headed by the management-level Enterprise Risk Committee, comprised of the CEO, the Chief Financial Officer, the Chief Marketing and Risk Officer, the Chief Legal Officer, the Treasurer, Chief Internal Auditor, Global Ethics and Compliance Officer, and other members of the risk leadership team. The Enterprise Risk Committee reviews the Company’s key enterprise risks, the alignment to the risk appetite of the Company, and the mitigation and remediation plans for these risks.
Board of Directors and Committee Oversight
The Board, directly and through its committees as described in their charters, oversees our risk management policies and practices, including our risk appetite, and discusses risk-related issues at least quarterly. The Board reviews management’s assessment of the Company’s key enterprise risks and receives a corresponding risk management update annually and management’s strategy with respect to each risk. The Nominating and Corporate Governance Committee coordinates Board and committee oversight of the key enterprise risks. The Board and its committees receive updates from management on specific risks throughout the year, and each committee chair reports significant risk updates at least quarterly to the full Board so that the Board has the benefit of the committee’s specific areas of risk oversight.
The Audit Committee reviews the Company’s policies with respect to risk assessment and risk management and coordinates with the Finance and Risk Committee with respect to Board oversight of risk management and global risk management activities. The Audit Committee also focuses on risks relating to financial statements, internal control over financial reporting, disclosures, and compliance with legal and regulatory requirements. The Audit Committee receives reports at least quarterly from the Chief Internal Auditor and the Global Ethics and Compliance Officer. The Finance and Risk Committee has primary oversight responsibility of the Global Risk Management function and corresponding risk activities, and receives risk management reports at least quarterly from the Chief Marketing and Risk Officer that include the identification, assessment, reporting and mitigation of existing and emerging key enterprise risks. The Finance and Risk Committee also focuses on risks relating to investments, capital management and catastrophe reinsurance. The Compensation and Talent Committee focuses on risks relating to management succession, talent management and compensation plan design, and the Nominating and Corporate Governance Committee focuses on risks relating to director succession and has ultimate oversight responsibility for how we manage sustainability. The Information Technology Committee is responsible for oversight of information technology risk assessment and risk management. This includes oversight of cybersecurity policies, controls and procedures, such as procedures to identify and assess internal and external cybersecurity risks. The Information Technology Committee receives updates from management, including the Chief Information Security Officer, on internal and external cybersecurity risks at least quarterly. In fulfilling its responsibilities, the Board and each committee has the authority to retain external advisors.
We believe that the Board’s leadership structure supports the risk oversight function of the Board and its committees, with the Chair of the Board and the CEO uniquely positioned to identify emerging risks while the Board’s five committees provide independent oversight of our risk management program within their purview.
Management Oversight
Global Risk Management develops risk assessment and risk management policies, and facilitates the identification and assessment, monitoring and reporting, and mitigation of risks.
The Company uses the three lines of defense operating model to provide structure around risk management and internal controls. The first line of defense is comprised of the business and functional areas that are responsible for the daily management of Company’s business operations and related risks. The second line of defense provides independent oversight of risk-taking activities in the first line and is comprised of the Company’s Global Risk Management and Compliance functions. The second line of defense assists in determining the risk appetite, strategies, policies and structure for managing risk, including business resiliency and operational risk. The third line of defense is comprised of the Internal Audit function and is independently governed by the Audit Committee. Internal Audit evaluates the effectiveness and adequacy of the Company’s control environment and other components of our governance system, including compliance with policies, procedures and processes established in the first and second lines, and assesses the design and ongoing effectiveness of risk management and the risk management framework.

Risk Appetite, Identification and Assessment, Monitoring and Reporting, and Mitigation
Risk appetite is defined as the levels, types and amount of risk that the Company is willing to accept in the pursuit of its business and strategic objectives, consistent with prudent management of risk concomitant with available levels of capital. Global Risk Management, in conjunction with various management committees, develops recommendations for risk limits as part of our risk appetite framework. Using metrics as appropriate in establishing these risk limits allows for a cohesive assessment of risk, resources and strategy, and supports management and the Board in making well-informed business decisions.
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
We use our website (www.assurant.com) and social media accounts, including X (formerly Twitter) (@Assurant), LinkedIn (@Assurant) and Facebook (@AssurantInc), as a means of disclosing information about us and our services and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information we post on our website and social media accounts may be deemed material. Accordingly, investors should monitor our website and social media accounts in addition to following our press releases, SEC filings, and public conference calls and webcasts. Except as specifically noted, the information found on our website and social media accounts are not incorporated by reference into, and do not constitute a part of, this Report or any other report filed with or furnished to the SEC.
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
•We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or achieve organic growth, which could have a material adverse effect on our business, financial condition and results of operations.
•Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations.
•Failure to successfully manage vendors and other third parties could adversely affect our business.
•We face risks associated with our international operations.

•Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks.
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
•A credit rating agency downgrade of our corporate senior debt rating could materially and adversely impact our business.
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
•We are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third-party administrators and clients.
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

Technology, Cybersecurity and Privacy Risks
•The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
•We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
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
The success of our business depends largely on our relationships and contractual arrangements with significant clients, distributors and other parties, including vendors. Many of these arrangements are exclusive and some rely on preferred provider or similar relationships. If our key clients, distributors or other parties terminate important business arrangements with us, reduce their business with us or renew contracts on terms less favorable to us, which occurs from time to time, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be materially adversely affected.
Each of our Global Lifestyle and Global Housing segments receives a substantial portion of its revenue from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Reliance on a few significant clients may weaken our bargaining power, and we may be unable to renew contracts with them without concessions (including up-front payments) or on favorable terms or at all. Examples of important business arrangements include, at Global Lifestyle, exclusive and non-exclusive relationships with mobile service providers (including carriers, retailers, OEMs and cable operators), dealerships and agents, consumer electronics retailers, appliance retailers (including e-commerce retailers), and financial, insurance and other institutions through which we distribute our products and services. At Global Housing, we have exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers, and financial, insurance and other institutions.
We are subject to the risk that clients, distributors and other parties may face financial difficulties (including as a result of macroeconomic challenges), reputational issues, problems with respect to their own products and services, or regulatory restrictions or compliance issues that may lead to lower than expected or cessation of sales of our products and services and have other adverse impacts on our results of operations or financial condition. In addition, our clients and other parties with whom we do business may change their strategic priorities or initiatives, including exiting or deprioritizing products, services, programs, distribution channels or lines of business that we service or support, or they may disintermediate us by developing internal capabilities, products or services that would allow them to service their clients without our involvement, which has occurred from time to time and may materially reduce our revenues and profits. Furthermore, if one or more of our clients or distributors, for example in the wireless, automotive or mortgage servicing markets, consolidate or align themselves with other companies with whom we do not do business, they may choose to utilize or distribute the products and services of our competitors, which could materially reduce our revenues and profits.
Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.
We compete for business, clients, customers, agents and other distribution relationships with many insurance companies, warranty and protection companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. Some of our competitors may offer a broader array of products and services than we do or be better able to tailor those products and services to customer needs, including through better technology systems or infrastructure, or may have greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength, more resources or higher ratings.
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of our or our client’s failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services, maintain client relationships, and our revenues and results of operations, which has occurred from time to time.
To remain competitive in many of our businesses, we must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. The evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. Our competitive position may be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning, or if our competitors collect and use data which we do not have the ability to access or use. In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such as “Insurtech” start-up companies and others. These players are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the markets in which we operate. In order to maintain a competitive position, we must continue to invest in new technologies and new ways to deliver our products and services. If we do not anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternative business models, our business and results of operations could be adversely impacted.
The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.
Our strategy is focused on delivering long-term profitable growth. As part of our strategy, we are developing new and innovative products and services, and enhancing existing offerings. We are investing in technology, including artificial intelligence, and other capabilities to continuously improve the customer and employee experience, while seeking to increase efficiencies. We will continue to incur expenses related to, among other things: investments in digital capabilities and large-scale, critical programs, such as technology, including global financial systems and infrastructure; research and development of new products and capabilities; scaling our global operations, including accessing the global talent hubs such as through our Global Capabilities Centers; and costs associated with the implementation of new contracts and businesses in runoff or which we have exited or which we expect to fully exit, including sharing economy, , and improvements in operational efficiency. In 2022 and 2023, we announced restructuring initiatives that include realigning our organizational structure and talent to support our business strategy, which has resulted in severance and employee benefits charges, and accelerating ongoing real estate consolidation efforts to support work-from-home arrangements. Actual costs to implement these initiatives may exceed our estimates and we may not be able to fully realize our expected run rate savings and operational efficiency improvements. Our long-term strategy depends on successful operational execution and our ability to execute on our transformational initiatives, including acquisitions, combined with our ability to innovate and develop new products, achieve operating efficiencies, and attract and retain a global and diverse workforce. See “ – We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or achieve organic growth, which could have a material adverse effect on our business, financial condition and results of operations.”
We rely on the continued service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce to achieve our long-term strategy. We believe that our future success depends in substantial part on our ability to attract, recruit, motivate, develop and retain a high-performing workforce, particularly those with specialized industry knowledge or within critical or in-demand areas such as sales, digital, customer experience, data and analytics, and supply chain, across our lines of businesses. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and total rewards and wellbeing programs; and fluctuations in the labor market, including rising wages and competition for talent, which has generally increased due to persistent labor shortages and wage inflation. In addition, the global talent market and shift to remote or hybrid work arrangements at many companies, including us, have significantly increased competition for highly-skilled personnel, who are no longer limited to opportunities within a particular geographic area, and may decrease employee engagement. We rely on attracting, retaining and developing talent, including at the executive level, with diverse backgrounds and experiences to effectively manage our businesses and drive our long-term strategy. If we do not succeed in attracting, retaining and developing key talent, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders.
We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or achieve organic growth, which could have a material adverse effect on our business, financial condition and results of operations.
There can be no assurance that we will continue to be able to identify suitable acquisition candidates or new venture opportunities, or to finance or complete transactions on acceptable terms or in a timely manner. Additionally, the integration of acquired businesses and divestiture of non-strategic businesses or assets may result in significant challenges and additional costs, and we may be unable to accomplish such transactions efficiently or effectively.
Acquisitions of businesses and divestitures of non-strategic businesses may not provide us with the benefits that we anticipate, require significant effort and expenditures, and entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention and resources to the integration of operations and infrastructure, which could otherwise have been devoted to other strategic opportunities; inaccurate assessment of risks and liabilities; difficulties in realizing projected revenues, earnings, cash flows, business opportunities, growth prospects, efficiencies, synergies and cost savings, including the incurrence of unexpected integration, compliance or divestiture costs; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption, which may increase compliance costs; difficulties in integrating operations and systems, including cybersecurity and other technology systems, and internal control over financial reporting; difficulties in assimilating employees and corporate cultures; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other transaction risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
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
If we experience a business continuity event, such as an earthquake, hurricane, flood, terrorist incident, pandemic, security breach, cybersecurity incident, power loss, telecommunications outage or other systems failure, or other disaster, our ability to continue operations will depend on an effective business continuity and disaster recovery plan, including the safety and continued availability of our personnel, vendors and other third parties, and the proper functioning of our telecommunications and other systems and operations, including our device care centers and other facilities. An extended period of such conditions may strain our business continuity and disaster recovery plan, introduce additional operational risk, including cybersecurity and fraud risks, negatively impact employee morale, result in negative publicity, reputational harm and the loss of profitability and clients. Our inability to successfully recover from a business continuity event could have a material adverse effect on our business, financial condition and results of operations. See “ – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
Our operations depend upon our ability to protect our technology infrastructure against damage and interruption. If a business continuity event occurs, we could lose Company, customer, vendor and other third-party data, lose significant processing capability, or experience interruptions to our operations, the availability of our systems or delivery of products and services to our clients and their customers, which has occurred from time to time and which could have a material adverse effect on our business, financial condition and results of operations. We rely on certain third-party technology systems that have in the past experienced a business continuity event, which impacted our operations. A cybersecurity incident or other business continuity event affecting us or key third parties with whom we work could result in a significant and extended disruption in the functioning of our technology systems or operations, requiring us to incur significant expense to address and remediate or otherwise resolve such issues, and divert management’s attention. See “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
The risk of business disruption is more pronounced in certain geographic areas across the world, including the cities in which our device care centers, data centers and operations personnel are located; major metropolitan centers, such as Atlanta, where our headquarters is located; and certain catastrophe-prone areas, such as Miami, Florida, where we have significant operations. This risk is heightened in certain countries and regions in which we operate that are subject to higher potential threat of terrorist incidents, military conflicts, political instability and data breaches.
A disaster or other business continuity event on a significant scale or affecting our key businesses or our data centers, or our inability to successfully and quickly recover from such an event and any legislative and regulatory responses thereto, could materially interrupt our business operations and result in material financial loss, loss of human capital, regulatory actions, reputational harm, loss of clients and their customers or damaged relationships, legal liability and other adverse consequences. Our liability insurance policies may not fully cover, in type or amount, the cost of a successful recovery in the event of such a disruption.
Failure to successfully manage vendors and other third parties could adversely affect our business.
As we continue to improve operating efficiencies, we rely on vendors and other third parties, including independent contractors, to conduct business and provide services to our clients. We use vendors and other third parties for business, investment management, technology, operations, facilities management and other services. We take steps to monitor and regulate the performance of vendors and other third parties, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, we are subject to the risk that their decisions or operations adversely impact us and replacing them could create significant delay and expense. If these vendors or other third parties fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, our operations and reputation could be compromised, we may not realize the anticipated economic and other benefits from these arrangements, and we could suffer adverse legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or Company information or failure to comply with applicable law, could cause harm to our reputation or otherwise expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason has occurred from time to time and could materially disrupt our operations, impact our ability to offer certain products and services and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation and harm to our business. If we are unable to attract and retain relationships with qualified vendors, independent contractors and other third-party service providers, or if changes in law or judicial decisions require independent contractors to be classified as employees, our business could be significantly adversely affected.
To the extent we engage international vendors or third parties to provide services or carry out business functions, we are exposed to the risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and regulations, fluctuations in currency values and increased risk of data breaches. For more information on the risks associated with the use of international vendors and third parties, see “ – We face risks associated with our international operations.”
We face risks associated with our international operations.
Our international operations face economic, political, legal, compliance, regulatory, operational, supply chain and other risks. For example, we face the risk of restrictions on currency conversion and the repatriation of non-U.S. investments and earnings; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance, including reputational harm; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations, including export controls and exposure to commercial, political, legal or regulatory risks such as corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; the imposition of sanctions, tariffs, trade barriers or other protectionist laws or business practices that favor local competition, increase costs and may otherwise adversely affect our business; inflation and foreign exchange rate fluctuations; diminished ability to enforce our contractual rights; increased risk of data breaches; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and a competitive global labor market.
If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to scale our global operations and grow our international labor force within Global Capabilities Centers, our business becomes increasingly exposed to these and other risks, including where certain countries or regions have recently experienced economic or political instability, such as in Argentina and Brazil.
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
For additional information on the significant international regulations that apply to us and the risks relating thereto, see “Item 1 – Business – Regulation – International Regulation” in this Report, “ – Business, Strategic and Operational Risks – Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks,” “ – Legal and Regulatory Risks – We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations,” “ – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions” and “ – Legal and Regulatory Risks – The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation..”
Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks.
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
Our sales of mobile devices to third parties subject us to regulatory compliance risk, which may subject us to fines or other sanctions, and increase the costs of operating the business, including compliance expenses. While we conduct diligence and screening for buyers of mobile devices that we sell, and change buyers in our program based on diligence reviews, our mobile device buyers may not comply with applicable laws and regulations, including anti-money laundering laws. In addition, our sales of mobile devices to third parties domiciled outside of the U.S. subject us to compliance risks relating to corruption, sanctions and export control laws and regulations, which may adversely impact our ability to find buyers. Furthermore, certain businesses we acquire may violate, and from time to time have violated, such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, reputation, relationships with our clients and their customers, financial condition and results of operations. See “ – We face risks associated with our international operations” and “ – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”

Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.
We distribute many of our insurance products and services through a variety of channels, including service providers (including device carriers and cable operators), financial institutions, mortgage lenders and servicers, retailers, association groups, other third-party marketing organizations and, to a limited extent, our own captives and affiliated agents. Our relationships with these distributors are significant for our revenues and profits. There is intense competition for distribution outlets. Agents who distribute our products are typically not exclusively dedicated to us, but also market the products of our competitors. In some cases, such agents may be affiliated with other insurers who may choose to write the product that such agents are now selling on our behalf.
We have our own sales representatives. We depend in large part on our sales representatives and business executives to develop and maintain client relationships. Our inability to attract and retain effective sales representatives and executives with key client relationships could materially adversely affect our results of operations and financial condition.
We face risks associated with joint ventures, franchises and investments in which we share ownership or management with third parties.
From time to time, we have entered into and may continue to enter into joint ventures and franchises and invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance, or other matters relating to such joint ventures, franchises or entities. As a result, we may face certain operational, financial, legal and regulatory compliance and other risks relating to these joint ventures, franchises and entities, including risks related to the financial strength of joint venture partners, franchisees and other investors; the willingness of joint venture partners, franchisees and other investors to provide adequate funding for the joint venture, franchise or entity; differing goals, strategies, priorities or objectives between us and joint venture partners, franchisees or other investors; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture, franchise or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, franchise, entity, joint venture partners, franchisees or other investors; the risk that the actions of joint venture partners, franchisees and other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with joint venture partners, franchisees or other investors. As a result, joint ventures, franchises and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows.
Catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.
Our insurance operations expose us to claims arising from catastrophes and other events, particularly in our homeowners insurance, renters insurance and flood offerings, as well as in certain businesses the Company has fully exited or expects to fully exit, including sharing economy. Catastrophes include hurricanes, windstorms, tornados, earthquakes, hailstorms, floods, severe winter weather, wildfires, terrorist incidents and accidents, and may result in reportable catastrophe losses, which are individual catastrophe events that generate losses in excess of $5.0 million, pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums. Non-catastrophe losses include losses from isolated fire, water and wind damage, theft and vandalism, as well as general liability in renters and homeowners policies, and losses from sharing economy. Losses are impacted by increases in inflation and supply chain disruptions that increase the cost of materials and labor required to settle claims, including in our Global Housing business. In addition, non-catastrophe losses related to the sharing economy business in particular have been, and may continue to be, impacted by increased claim settlement and loss adjustment expenses. We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability and impact our available capital, which may have a material adverse effect on our results of operations and financial condition.
Changing weather patterns and climate change have increased the unpredictability, frequency and severity of weather-related events, such as wildfires, hurricanes, floods and tornadoes, particularly in coastal areas such as Florida, California and Texas, and may result in increased claims and higher catastrophe losses, which could have a material adverse effect on our results of operations and financial condition. Regulation in the area of climate change is increasing and we cannot predict how legal, regulatory, political and social responses to concerns around climate change may impact our business. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property and the effects of inflation have and may continue to increase the frequency and severity of claims from catastrophes. In addition, legislative and regulatory initiatives and court decisions may have the effect of limiting the ability of insurers to manage catastrophe losses, including by forcing expansion of certain insurance coverages for catastrophe claims, which may adversely impact our business. See “ – Macroeconomic, Political and Global Market Risks – General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.”
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
We purchase reinsurance for certain risks, but if the severity of an event were sufficiently high, our losses could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. In addition, the availability and cost of reinsurance can be adversely impacted by market conditions. See “ – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.” In addition, claims from catastrophe and non-catastrophe events could result in substantial volatility in our results of operations and financial condition for any particular fiscal quarter or year.
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
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our exposure to certain catastrophe-prone locations, such as Florida, California and Texas, may increase. The withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas, and may negatively affect our loss experience and increase our costs.
Negative publicity relating to our business, industry or clients may have a material adverse effect on our financial results.
We communicate with and distribute our products and services ultimately to individual customers. From time to time, regulators, consumer advocacy groups, the media and individual customers may focus their attention on our products and services, which may subject us to negative publicity. We may be negatively affected if another company in one of our industries or in a related industry, or if one of our clients, engages in practices that subject our industry or businesses to negative publicity. Negative publicity may result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our products or services and industry commercial practices. For example, regulators may submit queries to assess practices in the insurance sector that potentially disadvantage people of color or historically underrepresented groups in certain insurance lines of business, or whether customers have received fair value from our products and services. In addition, there is increased investor and regulatory focus on sustainability matters, including diversity, equity and inclusion, and commitment to long-term sustainability and efforts related to climate. A failure or perceived failure in our achievement of various sustainability initiatives and goals we announce from time to time, or an actual or perceived increase in related risks as a result of our or our industry’s business activities, may subject us to negative publicity.
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
Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, including in Europe, increases in prices or in the rate of inflation, periods of high unemployment or labor shortages, persistently low or rapidly increasing interest rates, disruptive geopolitical events, including the Israel-Hamas war, China-Taiwan relations and supply chain disruptions, and other events outside of our control, such as a major epidemic or a pandemic, political or civil unrest, or the possibility of a U.S. government shutdown or default on its debt obligations, could contribute, and in some cases have contributed, to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock, and may materially adversely affect our business, results of operations and financial condition. Specifically, during periods of economic downturn:

•individuals and businesses may (i) choose not to purchase our insurance products, extended service contracts and other products and services, (ii) terminate existing policies or contracts or permit them to lapse and (iii) choose to reduce the amount of coverage they purchase;
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
•there may be fluctuations in the labor market and a negative impact on employee retention; and
•our ability to access the capital markets on favorable terms or at all may be negatively impacted.
General inflationary pressures and supply chain disruptions, including within the current environment, has and may continue to increase the costs of paying claims, including for materials and labor, particularly in our Global Housing and Global Automotive businesses. In addition, inflationary pressures and shortages in the labor market have increased, and may continue to increase, our labor costs, including employee wages, and changes in interest rates has impacted, and may continue to impact, our investment portfolio and capital. See “ – Financial Risks – Our investment portfolio is subject to market risk, including changes in interest rates, that may adversely affect our results of operations and financial condition.” Conversely, deflationary pressures may affect the pricing of our products and services.
Financial Risks
Our actual claims losses may exceed our reserves for claims, requiring us to establish additional reserves or to incur additional expense for settling unreserved liabilities, which could have a material adverse effect on our results of operations, profitability and capital.
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as inflation, unemployment and interest rates), case development and other factors. From time to time, we adjust our reserves, and may adjust our reserving methodology, as these factors, our claims experience and estimates of future trends in claims frequency and severity change. Reserve adjustments may cause volatility in our reported results, such as the reserve reductions in 2023 compared to reserve increases in 2022. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” in this Report for additional detail on our reserves.
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including the frequency and severity of property and other claims. This ability could be affected by various factors, including macroeconomic conditions; inflation; changes in the regulatory environment; changes in industry practices; changes in legal, social or environmental conditions; impacts from operational changes; new technologies or domestic or global supply chain or labor issues. In addition, our modeling tools that support business decisions involve historical data and numerous assumptions that may differ materially from actual events. Climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. The inability to accurately predict and price for claims and other costs, including costs related to climate change and macroeconomic conditions, could materially adversely affect our results of operations and financial condition. See “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”

A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic and certain international operating insurance subsidiaries. Moody’s and S&P rate three of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot assure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies could increase capital requirements for our subsidiaries or the enterprise, thereby reducing deployable capital at such subsidiary or at the holding company. Any reduction in these ratings could materially adversely affect our standing in the insurance industry and the demand for our products from intermediaries and consumers, which could materially adversely affect our results of operations.
As of December 31, 2023, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could materially and adversely impact our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa2 by Moody’s, and both ratings carry a stable outlook.
If our senior debt credit ratings were downgraded, particularly if downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be materially and adversely affected. A downgrade could adversely affect our liquidity and ability to access liquidity quickly or at all, increase our borrowing costs, decrease demand for our debt securities, and increase the expense and difficulty of financing our operations, including temporary financing for subsidiaries necessary to address any immediate liquidity concerns, or refinancing our existing indebtedness on similar or more favorable terms. For example, the interest rate payable on certain series of our senior notes is subject to increase if either of S&P or Moody’s downgrades the credit rating assigned to such series of senior notes to BB+ or below or to Ba1 or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded. See Note 19 to the Consolidated Financial Statements included elsewhere in this Report for additional information on our senior notes and the impact of rating changes.
Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. Dollars, some are in other currencies, including labor costs in our international locations and Global Capabilities Centers. Because our financial results in certain countries are translated from local currency into U.S. Dollars upon consolidation, our results of operations, including period-over-period comparisons, have been and may continue to be affected by foreign exchange rate fluctuations. To a large extent, we do not currently hedge foreign currency risk. If the U.S. Dollar weakens against a local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses and net income. Similarly, our net assets, net revenue, operating expenses and net income will decrease if the U.S. Dollar strengthens against a local currency. In 2023, we reported a $31.3 million unfavorable impact to net income due to foreign exchange-related losses. These fluctuations in currency exchange rates may result in losses that materially and adversely affect our results of operations.
Additionally, we may incur foreign exchange losses in connection with the designation of the U.S. Dollar as the functional currency of our international subsidiaries. For example, Argentina’s economy is classified as highly inflationary in accordance with GAAP accounting requirements and, as a result, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars and their non-U.S. Dollar denominated monetary assets and liabilities were subject to remeasurement resulting in losses. We could incur additional losses, which would adversely affect our results of operations. For additional information on the change in functional currency for our Argentina subsidiaries and the effect thereof, see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.
An impairment of our goodwill or other intangible assets could materially adversely affect our results of operations and book value.
As a result of acquisitions, we have added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 54% of our total equity as of December 31, 2023. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 12% of our total equity as of December 31, 2023. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
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
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2023, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. In 2022, we identified and disclosed certain accounting errors. Although we are in the process of implementing an integrated global financial system to, among other things, minimize our reliance on and use of manual processes, there can be no assurance that the implementation will be completed in a timely manner or on budget, or that it will achieve all of its intended goals. Any failure to implement required controls, or difficulties or errors encountered in their operation, including as a result of remote work arrangements, could adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant deficiencies or material weaknesses in internal control over financial reporting may prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions, and would require us to claw back certain executive compensation, which would be costly and time-consuming. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, including the possibility of a U.S. government shutdown or default on its debt obligations, changes to U.S. and foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions, other government actions, foreign currency fluctuations and other factors. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. As a holding company, we have limited direct operations of our own. The principal sources of our liquidity are dividends and other statutorily permissible payments from our subsidiaries, cash flow from our investment portfolio, the Credit Facility (as defined below) and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets include a variety of short-and long-term instruments. If our access to the capital and credit markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility, including our ability to refinance maturities of existing indebtedness on similar or more favorable terms. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
Our investment portfolio is subject to market risk, including changes in interest rates, that may adversely affect our results of operations and financial condition.
Investment returns are an important part of our profitability. Our investments are subject to market-wide risks and fluctuations, including in the fixed maturity, equity securities and real estate markets, which could impair our profitability, financial condition and cash flows. Further, in pricing our products and services, we incorporate assumptions regarding returns on our investments. Market conditions may not allow us to invest in assets with sufficiently high returns to meet our pricing assumptions and profit targets over the long term.

We are subject to interest rate risk in our investment portfolio. Changes in interest rates have, and may continue to, materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio, which can adversely impact our capital. As of December 31, 2023, fixed maturity securities represented approximately 84% of our total investments and full year 2023 gross investment income from fixed maturity securities totaled $335.3 million. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities generally increases or decreases directly with fluctuations in interest rates. In addition, actual investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.
Recent periods have been characterized by an overall increase in interest rates. A prolonged period during which interest rates remain at high levels may result in greater unrealized losses in our investment portfolio. Conversely, a prolonged period during which interest rates are at lower levels may result in lower-than-expected investment income. We attempt to mitigate certain interest rate risk with hedging activities but such activities may not be effective. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk –Interest Rate Risk” in this Report.
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
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2023, fixed maturity securities represented approximately 84% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 5% of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 3% of our total investments as of December 31, 2023. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. All changes in the fair value of equity securities are reported in our statements of operations, which has increased the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 4% of our total investments as of December 31, 2023) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner. In addition, default rates and losses on commercial mortgage loans are affected by a number of factors, including many U.S. regional lenders that are reducing their exposure to such loans.
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
As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. We also access the Florida Hurricane Catastrophe Fund (“FHCF”) and the Reinsurance to Assist Policyholders (“RAP”) program to reinsure eligible Florida risks, with the FHCF providing coverage each year and the RAP program providing coverage for the 2023 wind season. Although reinsurers are liable to us for claims properly ceded under our reinsurance arrangements, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit and other risks with respect to our ability to recover amounts due from reinsurers, the FHCF and the RAP program. The inability to collect amounts due from reinsurers and any changes in the FHCF and the RAP program could materially adversely affect our results of operations and financial condition.
The availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future may continue to be, adversely impacted by: the occurrence of significant reinsured events, including catastrophes, or expectations regarding increased occurrences of such events due to climate change; and other impacts on reinsurers’ capital, such as increased demand for coverage driven by inflation, a volatile investment market or unforeseen litigation costs. Premiums charged for reinsurance coverage increased significantly in 2023 but have moderated slightly in 2024. In the future, we may not be able to obtain reinsurance coverage for some of our businesses at commercially reasonable rates or at all. In such a situation, we might be adversely affected by state and other regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas. In addition, we may not be able to renew our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts, at favorable rates and with favorable terms. The inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, take more risk, hold more capital or incur higher costs. Any of these developments could materially adversely affect our results of operations and financial condition.
Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have exited, expect to fully exit and in the future may exit certain businesses, including small commercial, through reinsurance. We have a reinsurance recoverable balance with John Hancock Life Insurance Company (“John Hancock”) of $416.0 million as of December 31, 2023, related to the sale of our Long-Term Care division through reinsurance. The A.M. Best rating of John Hancock is currently A+. Certain assets backing reserves reinsured under this sale and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us and we may again become responsible for administering these businesses. We do not currently have the administrative systems and capabilities to process these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, other third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, through reinsurance or otherwise, and we could face credit risks and risks related to the new administrative systems and capabilities of these third parties in administering these businesses.

For more information on these arrangements, including the reinsurance recoverables and risk mitigation mechanisms used, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
We are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third-party administrators and clients.
We are subject to the credit risk of some of the agents, third-party administrators, clients and client-owned reinsurance companies with which we contract in our businesses. We may incur losses related to accounts receivables, write-downs of upfront fees, write-downs of deferred acquisition costs, insurance reserves held by third parties with or without collateral (including the impairment of any collateral), reimbursement of claims or commissions prepaid by us and loans granted to such counterparties. In addition, some of our agents, third-party administrators and clients collect and report premiums or pay claims on our behalf. Also, under certain contractual arrangements, we pay claims on behalf of third parties and subsequently seek reimbursement. These parties’ failure to remit all premiums collected or to pay claims on our behalf or to reimburse us for paid claims on a timely and accurate basis could have an adverse effect on our results of operations.
Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.
As a holding company whose principal assets are the capital stock of our subsidiaries, we rely primarily on dividends and other statutorily permissible payments from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations, to repurchase shares or debt, to pay for certain expenses, to acquire new businesses, and to pay dividends to common stockholders. Our subsidiaries’ ability to pay dividends and to make such other payments depends on their GAAP equity or statutory surplus, future earnings, cash position, rating agency requirements and regulatory restrictions, as applicable. Regulators could increase capital requirements for our subsidiaries, thereby reducing deployable capital at such subsidiary. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority over our claims with respect to our subsidiaries’ assets and earnings. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our creditors and stockholders will have no right to proceed against our subsidiary’s assets or to cause the liquidation, bankruptcy or winding-up of our subsidiary under applicable liquidation, bankruptcy or winding-up laws. The applicable insurance laws of the jurisdiction where each of our insurance subsidiaries is domiciled would govern any proceedings relating to that subsidiary and the insurance authority of that jurisdiction would act as a liquidator or rehabilitator for the subsidiary.
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2023 under applicable laws and regulations, without prior regulatory approval, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common stock, service our debt and pay other expenses.
Our ability to declare and pay dividends on our capital stock may be limited.
Our declaration and payment of dividends on our common stock in the future will be determined by the Board in its sole discretion and will depend on various factors, including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factor the Board deems relevant. The payment of dividends on our common stock may be subject to the preferential rights of preferred stock that the Board may create from time to time. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined hereafter), we generally may not make payments on our capital stock. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common stock, we may be unable to declare and pay dividends in cash on our common stock unless we can repay or refinance the amounts outstanding under such agreements.

Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.
We use various modeling techniques and data analytics throughout the organization to analyze and estimate exposures, loss trends, and other risks associated with our assets, liabilities, profitability and cash flows. This includes both proprietary and third-party modeled outputs and related analysis to assist us in decision-making related to pricing and rate filings, catastrophe and non-catastrophe modeling, loss reserving, asset management, corporate tax, financial reporting, and risk and capital management, among other things. The modeled outputs and related analyses are subject to uncertainties and the inherent limitations of any statistical analysis, including model design errors; rely on numerous assumptions and the use of historical internal and industry data; and may lead to unintentional bias. In addition, climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. As a result, actual results may differ materially from our modeled results. If, based upon these models, we misprice our products, underestimate the frequency or severity of catastrophes and non-catastrophe losses, or fail to appropriately estimate the risks we are exposed to, which has occurred from time to time, our business, results of operations and financial condition may be materially adversely affected.
Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
The success of our business depends on our ability to maintain effective, secure and reliable technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. Some of the Company’s technology systems and software are legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards, including business continuity procedures. We are undergoing a multiyear transformation of our information technology systems and infrastructure involving several enterprise-wide technology initiatives to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. This includes implementing an integrated global financial system; enhancing existing systems, procedures and controls; developing new systems and products; and retiring certain legacy systems. We have also migrated many of our systems and applications to the cloud, which is key to our technology strategy. We currently rely on significant manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
Our ability to modernize our technology systems and infrastructure requires us to execute large-scale, complex programs and projects, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We may be unable to implement these programs and projects effectively, efficiently or in a timely manner, which could result in operational resiliency issues, poor customer experience, cost overruns, additional expenses, reputational harm, legal and regulatory actions, and other adverse consequences.
If we are unable to maintain technology systems, infrastructure, procedures (including technology continuity planning and recovery testing) and controls that function effectively without interruption and securely (including through a failure to replace or update redundant or obsolete hardware, applications or software systems), or to update or integrate our systems, we may not be able to service our clients and their customers, successfully offer our products, grow our business and account for transactions in an appropriate and timely manner, and our relationships with clients could be adversely affected. We are dependent on vendors and other third parties to maintain reliable and secure network systems that provide adequate speed and data capacity. For example, we utilize third-party cloud service providers in connection with certain key aspects of our business and operations, including in the Global Automotive businesses and in implementing an integrated global financial system, and any disruption of, or interference with, our use of such cloud services could have a material adverse impact on our business and operations. We have from time to time experienced operational resiliency issues, including the unavailability of technology systems upon which our clients rely. Such failures could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our technology systems and cybersecurity incidents, see “ – We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our technology systems, including information technology systems and operational technology systems, to operate our business and securely process, transmit and store electronic information.

This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. Our technology systems and safety control systems and those of our vendors and other third parties with whom we share sensitive information are vulnerable to, and in some cases have been subject to, damage or interruption from a variety of external threats, including cybersecurity incidents, computer viruses, malware and ransomware, as well as targeted attacks against our employees, which have been increasing in frequency.
Cybersecurity incidents are rapidly evolving and becoming increasingly sophisticated, partly due to the growing use of artificial intelligence by malicious actors. We are at risk of attack, and from time to time have been the subject of an attack, by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers and “hacktivists” (activist hackers), through the use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats, attacks via yet unknown vulnerabilities referred to as zero-day threats and credential harvesting attacks against our employees. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to technology systems. As the breadth and complexity of the technologies we use continue to grow, and as a result of the remote and hybrid work arrangements for a significant portion of our employees, the risk of security breaches and cybersecurity incidents has increased.
Our systems have also been subject to compromise from internal threats such as improper action by employees and third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal data. Moreover, we face the ongoing challenge of managing access controls in a complex environment. Remote and hybrid work arrangements, including the use of personal devices and home networks that are not managed by the organization’s security control framework, bypass certain physical security controls for our employees and the employees of our vendors who have access to sensitive information. While additional controls have been put in place, they may not be sufficient to discover compromises that occur due to the loss of physical controls. The latency of a compromise is often measured in months, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm as a result of operational resiliency issues, including if our technology systems are breached, sensitive client or Company data are compromised, modified, rendered inaccessible for any period of time or made public, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
Our data protection measures may not be effective to protect our network and systems from external and internal threats. Should an attacker gain access to our network using compromised credentials of an authorized user or otherwise, or gain entry as a result of a zero-day exploit or other vulnerabilities that may exist in our systems environment, which has occurred from time to time, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems take significant time and resources to deploy broadly and may not be effective against an attack. Additionally, our policies, procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information and other cybersecurity incidents, assess the severity or impact of any such incidents or appropriately respond in a timely manner. The inability to implement, maintain and upgrade effective protective measures and other safeguards or adequately respond to a breach could have a material adverse effect on our business.
Although we continue to invest in security and engage in best practices for software development, code vulnerabilities may still be introduced into production environments. Our technology systems must be continually patched and upgraded to protect against vulnerabilities, including zero-day threats, and we are at risk that cyber attackers exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency with which vendors issue security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy these patches to remediate these vulnerabilities in a timely and effective manner. We are dependent on vendors and other third parties, such as cloud service providers, to keep their systems patched in order to protect our data. We have vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. We are at risk of a cybersecurity incident involving a vendor or other third party, which could result in a breakdown of such third party’s data protection measures or access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cybersecurity incident that compromises their operations, our data and our customers’ data could be compromised or we may experience service interruption. Any failure related to these activities and operational resiliency could have a material adverse effect on our business.
The process of integrating the technology systems of the businesses we acquire is complex and exposes us to additional risk. For instance, we may not adequately identify weaknesses in an acquired entity’s technology systems, either before or after the acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cybersecurity incident. We may be unable to integrate the systems of the businesses we acquire into our environment in a timely manner, which could further increase these risks until such integration takes place.
We have from time to time experienced cybersecurity incidents, such as malware incursions, distributed denial of service attacks, hardware misconfigurations, zero-day exploits, credential harvesting, social engineering attacks, employee misconduct and incidents resulting from human error, such as loss of portable and other data storage devices. Like many companies, we are subject to regular phishing email and social media engineering campaigns directed at our employees that have become more sophisticated and successful, partly through the use of artificial intelligence, and can result in malware infections and financial and data losses. Although some of these incidents have resulted in data loss and other damages, to date, they have not had a material adverse effect on our business or operations. In the future, these types of incidents could result in confidential, restricted personal or proprietary information being lost or stolen, modified, rendered inaccessible for any period of time, or made public, including client, employee or Company data, which could have a material adverse effect on our business.
Improper access to or disclosure of sensitive client or Company information, which has occurred from time to time, could harm our reputation and subject us to significant liability under our contracts, as well as under existing or future laws, rules and regulations. In the event of a cybersecurity incident, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. In addition, our liability insurance policy, which includes cyber insurance, may not be sufficient in type or amount to fully cover us against claims and costs related to security breaches, cybersecurity incidents, and other related data and system incidents.
Legal and Regulatory Risks
We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states, the U.K. and the other jurisdictions in which we operate. We are subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, accounting standards implemented by the Financial Accounting Standards Board and accounting-related rules and interpretations of the Securities and Exchange Commission, environmental protection, wage-and-hour standards, and employment and labor relations. In addition, new or proposed environmental, social and governance laws and regulations, including those related to climate change, may result in expanded mandatory and voluntary reporting, diligence and disclosure. There is also significant uncertainty in the evolving regulatory regime relating to artificial intelligence, and our current use and continued exploration of the use of this technology in our business may subject us to regulatory scrutiny, litigation, and social and ethical concerns.
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
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply with them require significant resources and increase the costs and risks of doing business. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business, impact efforts to protect intellectual and other property, and significantly harm our business and results of operations. While we attempt to comply with applicable laws and regulations, there can be no assurance that we or our employees, consultants, contractors and other agents are in full compliance with such laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, which occurs from time to time, we may be subject to investigations, criminal penalties, civil remedies or other adverse consequences, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business, redress to clients, exposure to negative publicity or reputational damage and harm to client, employee and other relationships. Moreover, our failure to comply with laws or regulations in one jurisdiction may result in increased regulatory scrutiny by other regulatory agencies in that jurisdiction or regulatory agencies in other jurisdictions. The costs of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. For additional discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Regulation” in this Report.
Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.
Federal, state or foreign tax laws and regulations, or their interpretation and application, are subject to significant change and may have a material adverse impact on our results of operations and financial condition. For example, in 2022, the Inflation Reduction Act (the “IRA”), which introduced a 15% corporate alternative minimum tax applicable to corporations in certain situations and a 1% excise tax on corporate share repurchases, among other things, was enacted. Compliance with the IRA may require the collection of information not regularly produced within the Company, the use of estimates in our Consolidated Financial Statements, the exercise of significant judgment in accounting for its provisions and increase costs. In addition, the Organization for Economic Co-operation and Development’s (the “OECD”) efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes could increase the Company’s overall tax burden, adversely impacting the Company’s business, results of operations and financial condition. As part of the OECD’s Global Pillar II rules, the OECD recommended a 15% global minimum tax on adjusted financial reported income. Many jurisdictions, including Japan, the European Union and the United Kingdom, have adopted or plan to adopt Global Pillar II for tax years beginning in 2024. The overall impact of the IRA and the OECD’s Global Pillar I and II rules is uncertain due to the ambiguities in the application of certain provisions, the impact of future guidance, interpretations or rules issued by government agencies and potential court decisions interpreting the legislation. Future changes in tax laws, including changes in the application or interpretation of the IRA, the OECD’s Global Pillar I and II rules, or increases to the corporate tax rate, could have a material adverse impact on our results of operations and financial condition.
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
•disputes over coverage or claims adjudication, including in our sharing economy business;
•disputes over our treatment of claims, in which states or insureds may allege that we failed to make required payments or meet prescribed deadlines for adjudicating claims;
•disputes regarding regulatory compliance, sales practices, disclosures, premium refunds, licensing, underwriting and compensation arrangements, including if our climate change mitigation plans and targets are not met;
•disputes over liability claims under comprehensive general liability policies involving property damage or personal injury at insured properties or relating to insured vehicles;
•disputes alleging bundling of credit insurance and extended service contracts and related products with other products provided by financial institutions;
•disputes with tax and insurance authorities regarding our tax liabilities;
•investigations alleging violations of fraud, sanctions, money laundering and/or export control laws;
•disputes relating to customers’ claims that they were not aware of the full cost or existence of the insurance or limitations on insurance coverage;
•disputes relating to protecting our intellectual property portfolio and by third parties alleging intellectual property infringement; and

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
We file rates with the state departments of insurance in the ordinary course of business. The rates associated with the premiums we charge are subject to review by regulators. The results of such reviews vary, and regulators could require us to reduce our rates based on various factors, including if they consider our loss ratios to be too low. Significant rate reductions could materially reduce our profitability.
From time to time we have engaged in discussions and proceedings with certain state regulators regarding our lender-placed insurance business. As previously disclosed, we completed a regulatory settlement agreement (the “RSA”) in 2017 to resolve a targeted multistate market conduct examination focused on lender-placed insurance, which includes a number of requirements and restrictions that are applicable in all participating states and U.S. territories. Among other things, the terms of the RSA require more frequent rate filings for lender-placed insurance. This could result in downward pressure on premium rates for these products. If such filings result in significant decreases in premium rates for our lender-placed insurance products, our cash flows and results of operations could be materially adversely affected.
Changes in insurance regulation may reduce our profitability and limit our growth.
Legislation or other regulatory reform related to the insurance industry that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations. Various state and federal regulatory authorities have taken actions with respect to our lender-placed insurance business, including the multistate market conduct examination and related RSA in 2017. If we were unable for any reason to comply with any new or revised requirements, including the RSA, it could result in substantial costs to us and ongoing reporting and monitoring obligations, and may materially adversely affect our results of operations and financial condition. In addition, new interpretations of existing laws or new judicial decisions affecting the insurance industry could adversely affect our business.
Insurance industry-related legislative or regulatory changes that could significantly harm our subsidiaries and us include:
•imposed reductions in premium rates, limitations on the ability to raise premiums on existing policies, limitations on the ability to provide evergreen contracts or new minimum loss ratios;
•increases in minimum capital, reserves, liquidity, solvency and other financial viability requirements, such as RBC standards established by the NAIC (each as defined hereafter);
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
Our common stock price and trading volume has from time to time and could in the future materially fluctuate in response to a number of events and factors, including: variations in our quarterly operating results, including against expectations; client or business losses; catastrophe and non-catastrophe losses; the operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; changes in our corporate debt ratings; changes to our registered securities; limitations on premium levels or the ability to maintain or raise premiums on existing policies; regulatory developments affecting our products or services; and negative publicity relating to us or our competitors. In addition, macroeconomic, geopolitical conflicts and industry fluctuations, including the current inflationary environment, may materially and adversely affect the trading price or volume of our common stock, regardless of our actual operating performance.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We face a multitude of cybersecurity threats from a range of adversaries. Our vendors, clients, distributors and other third parties with whom we work face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business, operations, financial condition and results of operations.
The Board has ultimate oversight of cybersecurity risk. The Board reviews management’s assessment of our key enterprise risks and its strategy with respect to each risk, including cybersecurity risks, and receives a corresponding risk management update annually. The Information Technology Committee reviews the effectiveness of our cybersecurity controls and procedures, including procedures to identify and assess internal and external risks from cybersecurity threats; controls to prevent and protect from cyberattacks, unauthorized access or other malicious acts and risks; procedures to detect, respond to, mitigate negative effects from and remediate cybersecurity attacks; and controls and procedures for fulfilling applicable regulatory reporting and disclosure obligations of the risks and costs of cybersecurity incidents. Our Chief Information Security Officer (“CISO”) briefs or provides a report to the Information Technology Committee on our cybersecurity and information security posture and program at least quarterly, including penetration test results and related remediation and significant cybersecurity incidents, and also provides an annual cybersecurity update to the full Board.
Cybersecurity risk is integrated into our Global Risk Management process. Cybersecurity risk continues to be identified as one of our key enterprise risks. Risk owners from the Management Committee, senior leadership and the Global Risk Management function have been assigned to develop risk mitigation plans, which are tracked and reported at least quarterly to the Finance and Risk Committee of the Board and annually to the Board. See “Item 1 – Business – Global Risk Management” for more information on the Global Risk Management function.
Our CISO, who reports to our Global Technology Officer on the Management Committee, has over 20 years of information technology and security program management experience, holds a Certified Information Security Manager certification and has led our information security team, including information technology compliance and risk management, since 2009. Our Global Technology Officer joined the Company in 2016 and has over 30 years of information technology experience, including leading global digital, security, infrastructure, cloud services and application teams. Prior to joining the Company in 2016, our Global Technology Officer was chief information officer at a large, publicly-traded energy company.
Our CISO has implemented a management-level governance structure and process to assess, identify, manage and report cybersecurity risks, and manage our overall information security program. The Information Security Board, led by our CISO and comprised of leaders from all of our lines of business and key functional areas such as Global Risk Management, Privacy and Compliance, as well as members of our information security team, meets quarterly, and is responsible for overseeing our information security program, including our information security strategy and related policies and standards. The information security team manages cybersecurity risks and controls, and continually enhances a global security control framework with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously minimizing the business impact should an incident occur.
We have implemented cybersecurity policies and standards based on leading industry frameworks, including the ISO 27001 standard and the National Institute of Standards and Technology Cybersecurity Framework, and regularly assess our policies and practices, including tabletop exercises, aimed at mitigating cybersecurity risks. In the event of a cybersecurity incident, we follow our Enterprise Information Security Incident Response Plan (the “IRP”), which outlines steps from incident detection to assessment, response, mitigation, recovery and notification, including to key functional areas such as Global Risk

Management, Corporate Law, Privacy and Compliance, senior leadership and the Board, as appropriate. The IRP includes quantitative and qualitative incident assessment guidance and promotes engagement with multidisciplinary teams across the enterprise to facilitate real-time information sharing during a cybersecurity incident.
Employees outside of our information security team as well as third-party cybersecurity experts have an important role in our cybersecurity defenses. We require employees to participate in annual cybersecurity training and provide them with additional optional training and awareness materials, and regularly engage our employees in phishing exercises, reporting results to the Information Technology Committee. In addition, we regularly engage assessors, consultants, auditors and other third parties in our management of cybersecurity risk. For example, third parties are engaged to conduct evaluations of the maturity and effectiveness of our security program, including testing the design and operational effectiveness of security controls, penetration testing, engaging in independent audits, reviewing our policies and standards, and consulting on best practices to address new challenges. We also receive threat intelligence from government agencies, information sharing and analysis centers, and cybersecurity associations.
We rely on our vendors and other third parties, including the continued availability of their products and services, to conduct business and provide services to our clients. A cybersecurity incident at a vendor or other third party could materially adversely impact us. We assess third-party cybersecurity controls through a cybersecurity questionnaire and a review of independent cybersecurity rating assessments. Our contracts with third parties generally include security and privacy addendums where applicable and require counterparties to meet a specific standard of data security and report cybersecurity incidents to us.
While we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business, operations, financial condition or results of operations, there can be no guarantee that we will not experience such an incident in the future. Although we maintain cybersecurity insurance, the costs and expenses related to cybersecurity incidents may not be fully insured. See “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business”, “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations” and “ – Business Strategic and Operational Risks – Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations” for more information.
Item 2. Properties
We own four properties. We have a shared headquarters building in Atlanta, Georgia, which serves as our corporate headquarters, as well as the headquarters for our Global Lifestyle and Global Housing businesses. It is also a primary information technology center. In addition, Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. During third quarter 2023, we submitted an agreement to sell our Miami, Florida location, which had served as a shared office space supporting our Global Lifestyle and Global Housing businesses, to a potential acquiror, which is subject to review, approval, execution and other conditions. For more information on the potential sale, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We lease office space and device care centers globally, with terms ranging from month-to-month to thirteen years. We believe that our owned and leased properties are sufficient to support our current business operations.
Item 3. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 27 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 9, 2024, there were approximately 203 registered holders of record of our common stock.
Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus reinvestment of dividends paid) on our common stock from December 31, 2018 through December 31, 2023 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 500 Multi-line Insurance Index, as the published industry index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$225
$200
$175
$150
$125
$100
$75
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Assurant, Inc.
S&P 500 Index
S&P 400 MidCap Index
S&P 500 Multi-line Insurance Index

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/2018	TOTAL VALUES December 31,
Security / Index		2019	2020	2021	2022	2023
Assurant, Inc. Common Stock	$100.00	$149.78	$158.91	$185.06	$151.12	$207.82
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 400 MidCap Index	100.00	126.20	143.44	178.95	155.58	181.15
S&P 500 Multi-line Insurance Index	100.00	135.64	110.85	161.59	177.22	198.86

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2019	2020	2021	2022	2023
Assurant, Inc. Common Stock		49.78%	6.09%	16.46%	(18.34)%	37.52%
S&P 500 Index		31.49	18.40	28.71	(18.11)	26.29
S&P 400 MidCap Index		26.20	13.66	24.76	(13.06)	16.44
S&P 500 Multi-line Insurance Index		35.64	(18.28)	45.78	9.67	12.21

Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during the fourth quarter of 2023.

Period in 2023	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31	204,054	$147.01	204,054	$174.5
November 1 – November 30	100,411	165.98	100,411	757.8
December 1 – December 31	497,301	167.57	497,301	674.5
Total fourth quarter	801,766	$162.14	801,766	$674.5

(1)Shares purchased pursuant to the May 2021 publicly announced share repurchase authorizations of up to $900.0 million aggregate cost at purchase of outstanding common stock. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million aggregate cost at purchase of outstanding common stock. As of December 31, 2023, $674.5 million aggregate cost at purchase remained unused under the repurchase authorizations.
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
We are a holding company and, therefore, our ability to pay dividends on our common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and other restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2024, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is approximately $592.4 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions, was approximately $772.6 million for the year ended December 31, 2023, of which $622.7 million was generated by our U.S. domiciled insurance subsidiaries.
Payments of dividends on shares of common stock may be subject to the preferential rights of any preferred stock that the Board may create from time to time. In addition, the Credit Facility restricts payments on our capital stock, including common stock dividends, if an event of default has occurred or if a proposed common stock dividend payment would cause an event of default under the Credit Facility. Further, if we elect to defer the payment of interest on our Subordinated Notes, we generally may not make payments on our capital stock. For more information regarding the Credit Facility, the Subordinated Notes and restrictions on the payment of dividends by us and our insurance subsidiaries, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
General
Segment Information
As of December 31, 2023, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: includes mobile device solutions (including extended service contracts, insurance policies and related services), extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”); and
•Global Housing: includes lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
In addition, we report the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company.
We define Adjusted EBITDA, our segment measure of profitability, as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (which consists of certain businesses which we have fully exited or expect to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), as well as certain legacy long-duration insurance policies and our operations in mainland China), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
The following discussion covers the year ended December 31, 2023 (“Twelve Months 2023”) and the year ended December 31, 2022 (“Twelve Months 2022”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis. Our comparative analysis of Twelve Months 2022 and the year ended December 31, 2021 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 17, 2023.
Executive Summary
Summary of Financial Results
Consolidated net income increased $365.9 million, or 132%, to $642.5 million for Twelve Months 2023 from $276.6 million for Twelve Months 2022, primarily due to higher Global Housing segment earnings, including lower reportable catastrophes (defined as individual catastrophic events that generate losses in excess of $5.0 million pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums), and lower net unrealized losses from changes in the fair value of equity securities.
Global Lifestyle Adjusted EBITDA decreased $17.1 million, or 2%, to $792.3 million for Twelve Months 2023 from $809.4 million for Twelve Months 2022. The decline was driven by Global Automotive as elevated claims costs were partially offset by higher investment income. Connected Living results were up modestly, as stronger mobile device protection results in North America and higher investment income were partially offset by lower mobile results in Asia Pacific.
Global Lifestyle net earned premiums, fees and other income increased $499.5 million, or 6%, to $8.56 billion for the Twelve Months 2023 from $8.06 billion for Twelve Months 2022, primarily due to prior period sales within Global Automotive.
Global Housing Adjusted EBITDA increased $328.2 million, or 133%, to $574.2 million for Twelve Months 2023 from $246.0 million for Twelve Months 2022, primarily driven by the factors noted below, including $60.4 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $267.8 million, or 64%, mainly due to lower non-catastrophe loss experience, including $54.1 million of favorable prior year reserve development in 2023 compared to $15.5 million of unfavorable prior year reserve development in 2022. Strong top-line growth in Homeowners and expense leverage from scale and operational efficiencies also drove performance.
Global Housing net earned premiums, fees and other income increased $258.3 million, or 14%, to $2.14 billion for Twelve Months 2023 from $1.88 billion for Twelve Months 2022, largely driven by Homeowners top-line growth, which was driven by higher average premiums and growth in policies-in-force within lender-placed insurance.
Corporate and Other Adjusted EBITDA was $(109.0) million for Twelve Months 2023 compared to $(99.2) million for Twelve Months 2022, primarily driven by lower investment income and higher employee-related expenses.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living and Global Automotive businesses, and the performance of our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures which have impacted claims costs primarily in the Homeowners and the Global Automotive businesses, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living and Global Automotive businesses, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, capitalize on the connected home opportunity and investments to onboard and ramp-up new business. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenue is impacted by changes in the housing market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations,” “ – Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “ – The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.”
For Twelve Months 2023, net cash provided by operating activities was $1.14 billion; net cash used in investing activities was $637.7 million; and net cash used in financing activities was $403.9 million. We had $1.63 billion in cash and cash equivalents as of December 31, 2023. Please see “ – Liquidity and Capital Resources” below for further details.
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
Policyholder benefits are affected by our claims management programs, reinsurance coverage, contractual terms and conditions, regulatory requirements, economic conditions including inflation, and numerous other factors. Benefits paid or reserves required for future benefits could substantially exceed our expectations, causing a material adverse effect on our business, results of operations and financial condition.
Underwriting, selling, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes. In addition to the restructuring plan announced in December 2022 and amended in 2023, we continue to undertake various expense savings initiatives while also making investments in talent, capabilities and technology, among other things, which will impact our expenses.
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
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2023 and 2022:

	2023	2022
Ceded future policyholder benefits and expense	$339.9	$354.3
Ceded unearned premium	5,265.2	5,162.2
Ceded claims and benefits payable	971.4	1,313.7
Ceded paid losses	72.7	169.2
Total	$6,649.2	$6,999.4
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2023 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2023	Change in cost of claims occurring in 2023
3% higher	$1,692.2	$97.1
2% higher	$1,659.5	$64.4
1% higher	$1,627.2	$32.1
Base scenario (1)	$1,595.1	$—
1% lower	$1,563.4	$(31.7)
2% lower	$1,531.9	$(63.2)
3% lower	$1,500.8	$(94.3)
(1)Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2023 for Global Lifestyle and Global Housing.

Non-Core Operations
Short duration contracts in non-core operations primarily consist of the sharing economy and small commercial products previously reported within Global Housing. While the contracts are classified as short duration, the coverages were predominantly commercial liability and have a long reporting and settlement tail compared to property coverages which make up most of our core operations.
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
Valuation and Recoverability of Goodwill
Our goodwill related to acquisitions of businesses was $2.61 billion and $2.60 billion as of December 31, 2023 and 2022, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
Our Global Lifestyle operating segment is disaggregated into two reporting units: Connected Living and Global Automotive. Our reporting unit for goodwill testing was at the same level as the operating segment for Global Housing.
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2023	2022
Global Lifestyle (1)	$2,292.1	$2,193.9
Global Housing	316.7	409.1
Total	$2,608.8	$2,603.0
(1)As of December 31, 2023, $785.2 million and $1,506.9 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively. As of December 31, 2022, $761.0 million and $1,432.9 million of goodwill was assigned to the Connected Living (including Global Financial Services which was aggregated with Connected Living in 2023) and Global Automotive reporting units, respectively.

Quantitative Impairment Testing
In the fourth quarter of 2023, we performed a quantitative assessment for the Global Lifestyle and Global Housing reporting units given the uncertainty in macro-economic conditions and inflation concerns. Based on this quantitative assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts and that there was no impairment for the Global Lifestyle and Global Housing reporting units as of October 1, 2023.
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
For the fourth quarter of 2023 quantitative assessment, had the net book value for the reporting units exceeded its estimated fair value, the Company would have recognized a goodwill impairment loss for the difference up to the amount of goodwill allocated to the reporting unit.
Refer to Note 15 to the Consolidated Financial Statements included elsewhere in this Report for further detail.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.
Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2023	2022
Revenues:
Net earned premiums	$9,388.0	$8,765.3
Fees and other income	1,323.2	1,243.3
Net investment income	489.1	364.1
Net realized losses on investments and fair value changes to equity securities	(68.7)	(179.7)
Total revenues	11,131.6	10,193.0
Benefits, losses and expenses:
Policyholder benefits	2,521.8	2,359.8
Underwriting, selling, general and administrative expenses	7,695.1	7,366.3
Goodwill impairment	—	7.8
Interest expense	108.0	108.3
Loss on extinguishment of debt	(0.1)	0.9
Total benefits, losses and expenses	10,324.8	9,843.1
Income before provision for income taxes	806.8	349.9
Provision for income taxes	164.3	73.3
Net income	$642.5	$276.6
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net Income
Consolidated net income increased $365.9 million, or 132%, to $642.5 million for Twelve Months 2023 from $276.6 million for Twelve Months 2022, primarily driven by higher lender-placed net earned premiums and lower non-catastrophe loss experience in our Homeowners business within Global Housing, a $104.3 million decrease in after-tax net unrealized losses from changes in the fair value of equity securities and $47.6 million of lower after-tax reportable catastrophes. Also contributing to the increase was a $24.7 million after-tax decline in losses related to our non-core operations and a $14.7 million reduction in after-tax restructuring costs related to our previously announced restructuring plan. The increase in net income was partially offset by higher after-tax depreciation expenses of $18.2 million, mainly due to higher software assets placed into service, lower earnings from Global Lifestyle, mainly due to ongoing elevated claims in Global Automotive, and $12.7 million of higher losses from foreign exchange from the remeasurement of net monetary assets in Argentina, due to the country’s classification as a highly inflationary economy.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Revenues:
Net earned premiums	$7,362.6	$6,952.3
Fees and other income	1,198.8	1,109.6
Net investment income	347.5	253.6
Total revenues	8,908.9	8,315.5
Benefits, losses and expenses:
Policyholder benefits	1,607.9	1,356.6
Underwriting, selling, general and administrative expenses	6,508.7	6,149.5
Total benefits, losses and expenses	8,116.6	7,506.1
Global Lifestyle Adjusted EBITDA	$792.3	$809.4

Net earned premiums, fees and other income:
Connected Living	$4,376.8	$4,259.4
Global Automotive	4,184.6	3,802.5
Total	$8,561.4	$8,061.9

Net earned premiums, fees and other income:
Domestic	$6,739.5	$6,270.9
International	1,821.9	1,791.0
Total	$8,561.4	$8,061.9
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Adjusted EBITDA decreased $17.1 million, or 2%, to $792.3 million for Twelve Months 2023 from $809.4 million for Twelve Months 2022, primarily due to ongoing elevated claims costs in Global Automotive, including higher labor and parts costs due to inflation and unfavorable loss experience in select ancillary products, lower mobile results in Asia Pacific, including the impact of foreign exchange, and lower profitability in extended service contracts. The decline was partially offset by higher net investment income across Global Lifestyle and stronger mobile device protection results in North America.
Total revenues increased $593.4 million, or 7%, to $8.91 billion for Twelve Months 2023 from $8.32 billion for Twelve Months 2022. Net earned premiums increased $410.3 million, or 6%, primarily driven by continued domestic organic growth from prior period sales in our Global Automotive business across all distribution channels. Net earned premium from Connected Living increased modestly, mainly from organic growth across all products, partially offset by the impact of a previously disclosed mobile program contract change that resulted in lower retention of premiums net of reinsurance, as well as the run-off of certain global mobile programs. Net investment income increased $93.9 million, or 37%, primarily due to higher yields on cash, short-term investments and fixed maturity securities. Fees and other income increased $89.2 million, or 8%, mainly driven by higher average selling prices on mobile trade-in programs, as well as contributions from new programs, partially offset by a mobile program contract change related to our in-store mobile service and repair business.
Total benefits, losses and expenses increased $610.5 million, or 8%, to $8.12 billion for Twelve Months 2023 from $7.51 billion for Twelve Months 2022. Underwriting, selling, general and administrative expenses increased $359.2 million, or 6%, mainly due to higher commission expenses from growth across Global Lifestyle, primarily in Global Automotive, higher cost of sales in our global mobile business and higher information technology and employee-related expenses to support growth, partially offset by a mobile program contract change related to our in-store mobile service and repair business. Policyholder benefits increased $251.3 million, or 19%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, partially offset by a mobile program contract change that resulted in lower retention of losses net of reinsurance.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Revenues:
Net earned premiums	$2,014.5	$1,751.6
Fees and other income	128.4	133.0
Net investment income	109.7	75.8
Total revenues	2,252.6	1,960.4
Benefits, losses and expenses:
Policyholder benefits	862.0	884.1
Underwriting, selling, general and administrative expenses	816.4	830.3
Total benefits, losses and expenses	1,678.4	1,714.4
Global Housing Adjusted EBITDA	$574.2	$246.0

Impact of reportable catastrophes	$111.0	$171.4

Net earned premiums, fees and other income:
Homeowners	$1,663.4	$1,402.2
Renters and Other	479.5	482.4
Total	$2,142.9	$1,884.6
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Adjusted EBITDA increased $328.2 million, or 133%, to $574.2 million for Twelve Months 2023 from $246.0 million for Twelve Months 2022, mainly due to growth in Homeowners from higher lender-placed average insured values, policies in force and premium rates; a $60.4 million decrease in reportable catastrophes; lower non-catastrophe loss experience, including $54.1 million of favorable reserve development in Twelve Months 2023 compared to $15.5 million of adverse reserve development in Twelve Months 2022; and higher net investment income. The increase was partially offset by exits from certain international markets and higher catastrophe reinsurance costs primarily from restructuring the program.
Total revenues increased $292.2 million, or 15%, to $2.25 billion for Twelve Months 2023 from $1.96 billion for Twelve Months 2022. Net earned premiums increased $262.9 million, or 15%, primarily driven by Homeowners from higher lender-placed average insured values and policies in force, as well as higher premium rates primarily to address increased claims severity, and the absence of $32.8 million of unfavorable catastrophe reinstatement premiums from Twelve Months 2022 compared to a favorable adjustment of $5.1 million in Twelve Months 2023, partially offset by exits from certain international markets. Net investment income increased $33.9 million, or 45%, primarily due to higher yields on fixed maturity securities, cash and short-term investments, partially offset by lower gains from the sales of real estate joint venture partnerships. The increase in total revenues was partially offset by a decrease in fees and other income of $4.6 million, or 3%, mainly driven by a decline in Renters and Other from lower installment fees.
Total benefits, losses and expenses decreased $36.0 million, or 2%, to $1.68 billion for Twelve Months 2023 from $1.71 billion for Twelve Months 2022. Policyholder benefits decreased $22.1 million, or 2%, primarily due to lower reportable catastrophe losses and favorable non-catastrophe prior year reserve development, partially offset by higher current year non-catastrophe loss experience from business growth and higher severity. Underwriting, selling, general and administrative expenses decreased $13.9 million, or 2%, primarily due to exits from certain international markets, higher reimbursements related to the National Flood Insurance Program for processing flood claims for Hurricane Ian and a discretionary benefit from the Federal Emergency Management Agency.

Corporate and Other
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Revenues:
Net earned premiums	$—	$—
Fees and other income	0.2	0.5
Net investment income	21.4	26.9
Total revenues	21.6	27.4
Benefits, losses and expenses
Policyholder benefits	0.1	0.5
General and administrative expenses	130.5	126.1
Total benefits, losses and expenses	130.6	126.6
Corporate and Other Adjusted EBITDA	$(109.0)	$(99.2)
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Adjusted EBITDA was $(109.0) million for Twelve Months 2023 compared to $(99.2) million for Twelve Months 2022. The increase in the loss was primarily due to lower net investment income, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Twelve Months 2022 for share repurchases, and higher employee-related expenses.
Total revenues decreased $5.8 million, or 21%, to $21.6 million for Twelve Months 2023 from $27.4 million for Twelve Months 2022, primarily driven by a decrease in net investment income of $5.5 million, or 20%, mostly due to lower invested assets from the use of the Global Preneed sale proceeds in Twelve Months 2022 for share repurchases, partially offset by higher cash yields.
Total benefits, losses and expenses increased $4.0 million, or 3%, to $130.6 million for Twelve Months 2023 from $126.6 million for Twelve Months 2022, primarily due to an increase in general and administrative expenses of $4.4 million, or 3%, primarily due to higher employee-related expenses, partially offset by the reduction of expenses from a subsidiary that was sold in second quarter 2022.

Investments
We had total investments of $8.22 billion and $7.52 billion as of December 31, 2023 and 2022, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased $256.8 million during Twelve Months 2023, from a $637.1 million unrealized loss at December 31, 2022 to a $380.3 million unrealized loss at December 31, 2023, primarily due to a decrease in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2023		December 31, 2022
Aaa / Aa / A	$3,958.7	57.3%	$3,615.2	57.5%
Baa	2,564.8	37.1%	2,295.4	36.5%
Ba	318.6	4.6%	305.2	4.9%
B and lower	70.0	1.0%	67.9	1.1%
Total	$6,912.1	100.0%	$6,283.7	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2023	2022
Fixed maturity securities	$335.3	$270.0
Equity securities	15.2	15.0
Commercial mortgage loans on real estate	17.5	14.9
Short-term investments	12.9	4.7
Other investments	39.1	48.6
Cash and cash equivalents	85.7	25.7
Total investment income	505.7	378.9
Investment expenses	(16.6)	(14.8)
Net investment income	$489.1	$364.1
Net investment income increased $125.0 million, or 34%, to $489.1 million for Twelve Months 2023 from $364.1 million for Twelve Months 2022. The increase was primarily driven by higher yields and assets in fixed maturity securities, short term investments and cash and cash equivalents.
Net realized losses on investments and fair value changes to equity securities were $68.7 million for Twelve Months 2023 compared to net realized losses on investments and fair value changes to equity securities of $179.7 million for Twelve Months 2022. The change in Twelve Months 2023 was primarily driven by changes in the fair value of equity securities and lower sales of fixed maturity securities, partially offset by a decrease in realized gains on sales of equity securities.
As of December 31, 2023, we owned $17.8 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $16.0 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
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
During third quarter 2023, we submitted an agreement to sell our Miami, Florida office (the “Agreement”) to a potential acquiror, which is subject to review, approval, execution and other conditions. If the transaction is consummated pursuant to the terms of the Agreement, we expect to record a gain in 2024 above the current carrying value of $46.0 million as of December 31, 2023. We do not anticipate that the gain will impact our capital deployment priorities. The entry into a definitive agreement and the consummation of the transaction are subject to significant uncertainty. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best. For the year ending December 31, 2024, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $592.4 million. Our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise.
In September 2023, the following actions were taken by A.M. Best:
•Upgraded the insurance financial strength ratings on our insurance operating subsidiaries, American Bankers Insurance Company of Florida, American Security Insurance Company, Caribbean American Property Insurance Company, Voyager Indemnity Insurance Company, Virginia Surety Company, Inc, and Reliable Lloyds Insurance Company, to A+ from A with a stable outlook.
•Upgraded our short-term issuer credit ratings on commercial paper to AMB-1+ from AMB-1 with a stable outlook.
•Upgraded our long-term issuer credit ratings on senior unsecured debt to a- from bbb+ with a stable outlook.
•Upgraded our long-term issuer credit ratings on subordinated debt to bbb+ from bbb with a stable outlook.

For further information on our ratings and the risks of ratings downgrades, see “Item 1 – Business – Ratings” and “Item 1A – Risk Factors – Financial Risks – A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition.”
Holding Company
As of December 31, 2023, we had approximately $606.1 million in holding company liquidity, $381.1 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $690.0 million as of December 31, 2023) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $772.6 million and $549.5 million for Twelve Months 2023 and Twelve Months 2022, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Twelve Months 2023 and Twelve Months 2022, we made common stock repurchases and paid dividends to our common stockholders of $352.3 million and $717.8 million, respectively.
On January 18, 2024, the Board declared a quarterly dividend of $0.72 per common share payable on March 25, 2024 to stockholders of record as of February 5, 2024. We paid dividends of $0.72 per common share on December 18, 2023 to stockholders of record as of November 27, 2023. This represented a 3% increase to the quarterly dividend of $0.70 per common share paid on September 18, June 20, and March 20, 2023.
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
During Twelve Months 2023, we repurchased 1,319,204 shares of our outstanding common stock at a cost of $200.0 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of December 31, 2023, $674.5 million aggregate cost at purchase remained unused under the repurchase authorizations. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	$—	$—	$225.0	$224.7
6.10% Senior Notes due February 2026	175.0	173.7	—	—
4.90% Senior Notes due March 2028	300.0	298.2	300.0	297.8
3.70% Senior Notes due February 2030	350.0	347.9	350.0	347.6
2.65% Senior Notes due January 2032	350.0	347.0	350.0	346.7
6.75% Senior Notes due February 2034	275.0	272.7	275.0	272.5
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	397.0	400.0	396.5
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.1
Total Debt		$2,080.6		$2,129.9
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
In the next five years, we have two debt maturities in February 2026 and March 2028 when the 2026 Senior Notes and the 2028 Senior Notes, respectively, become due and payable.
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
We made no borrowings using the Credit Facility during Twelve Months 2023 and no loans were outstanding as of December 31, 2023.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of December 31, 2023.
We did not use the commercial paper program during Twelve Months 2023 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2023.

For additional information, see Note 19 to the Consolidated Financial Statements included elsewhere in this Report.
Letters of Credit
Letters of credit are issued in the ordinary course of business. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $2.9 million and $2.7 million of letters of credit outstanding as of December 31, 2023 and 2022, respectively.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,138.1	$596.9
Investing activities	(637.7)	(262.1)
Financing activities	(403.9)	(818.4)
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(34.5)
Net change in cash	$90.7	$(518.1)
Cash Flows for the Years Ended December 31, 2023 and 2022
Operating Activities
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
Net cash provided by operating activities was $1.14 billion and $596.9 million for Twelve Months 2023 and Twelve Months 2022, respectively. The change in net operating cash flows was largely attributable to our mobile business operations, primarily from higher collections of premiums and fees due to timing, and a decrease in payments to vendors for acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties. The increase was partially offset by higher net paid claims for Twelve Months 2023 and a receipt of a tax refund that was in excess of tax payments during Twelve Months 2022.
Investing Activities
Net cash used in investing activities was $637.7 million and $262.1 million for Twelve Months 2023 and Twelve Months 2022, respectively. The change in net investing cash flows was primarily driven by the investment of net cash provided by operating activities and reinvestment of proceeds from the sales of maturities of investments in higher yielding fixed maturity securities during the period. Also contributing to the change was an increase in purchases of short-term investments due to the timing of working capital needs.
Financing Activities
Net cash used in financing activities was $403.9 million and $818.4 million for Twelve Months 2023 and Twelve Months 2022, respectively. The change in net financing cash flows was primarily due to lower share repurchases during Twelve Months 2023.

The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
Income taxes paid	$235.4	$127.7	$221.1
Interest paid on debt	107.4	108.6	109.8
Common stock dividends	152.3	150.2	157.6
Preferred stock dividends	—	—	4.7
Total	$495.1	$386.5	$493.2

Contractual Obligations and Commitments
We have contractual obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2023:

	As of December 31, 2023
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$1,878.8	$1,295.1	$452.7	$70.0	$61.0
Debt and related interest	3,725.7	107.3	384.2	485.9	2,748.3
Operating leases	37.8	15.8	16.0	5.4	0.6
Pension obligations and postretirement benefits (2)	486.2	57.4	103.1	99.1	226.6
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	1.4	1.4	—	—	—
Capital contributions to non-consolidated VIEs	121.4	121.4	—	—	—
Liability for unrecognized tax benefits	19.2	—	15.6	—	3.6
Total obligations and commitments	$6,270.5	$1,598.4	$971.6	$660.4	$3,040.1
(1)Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $597.9 million which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 18 to the Consolidated Financial Statements included elsewhere in this Report. These liabilities also do not include recoverable amounts related to certain high deductible policies in our sharing economy business, included in our non-core operations, for which we are responsible for paying the entirety of the claim and are subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2023, we had exposure to $369.5 million of reserves below the deductible that we would be responsible for if the clients were to default on their contractual obligation to pay us the deductible. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report for more information on our evaluation of the credit risk exposure from these recoverables. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.
(2)Our pension obligations and postretirement benefits include an Assurant Pension Plan, various non-qualified pension plans (including an Executive Pension Plan) and certain life and health care benefits for retired employees and their dependents (“Retirement Health Benefits”), all of which were frozen in 2016. In February 2020, we amended the Retirement Health Benefits to terminate such plan benefits to retirees effective December 31, 2024. Due to the Assurant Pension Plan’s current overfunded status, no contributions were made during 2023 and none are expected to be made in 2024. See Note 24 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures and management of such exposures as of December 31, 2023. There were no other significant changes in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2023, compared to the year ended December 31, 2022. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Market risk is the risk of loss from changes in the fair value of our financial instruments, including due to interest rates (including impacts of changes in credit spreads), foreign currency exchange rates and credit risk from counterparties. Market risk is dependent on the volatility and liquidity in the underlying markets in which these assets are traded.
Our investment portfolio consists primarily of fixed maturity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, including impacts of changes in credit spreads, foreign currency exchange rates and credit risk from counterparties. The majority of our fixed income portfolio is classified as available for sale. The carrying value of our investment portfolio at December 31, 2023 and 2022 was $8.22 billion and $7.52 billion, respectively, of which 84% was invested in fixed maturity securities.
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
Our sensitivity analysis model produces a loss in fair value in the fixed maturity portfolio of (i) $170.0 million and $143.9 million as of December 31, 2023 and 2022, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates (including impacts of changes in credit spreads), and (ii) $333.2 million and $283.2 million as of December 31, 2023 and 2022, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates (including impacts of changes in credit spreads).
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
Our sensitivity analysis model produces a loss in fair value of our debt obligations of (i) $54.0 million and $44.7 million as of December 31, 2023 and 2022, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates, and (ii) $106.3 million and $88.4 million as of December 31, 2023 and 2022, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates.
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
The following table summarizes the net assets (liabilities) denominated in foreign currencies as of December 31, 2023 and 2022 and the sensitivity to a hypothetical strengthening of the U.S. dollar.

	December 31, 2023		December 31, 2022		2023 vs. 2022
	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD	% Change in exchange rate per USD
British pound sterling (GBP)	$321.5	1.2649	$306.9	1.2153	4.1%
Canadian dollar (CAD)	233.9	0.7567	209.8	0.7393	2.4%
Euro (EUR)	170.7	1.0924	179.4	1.0608	3.0%
Brazilian real (BRL)	87.3	0.2040	68.8	0.1888	8.1%
Australian dollar (AUD)	60.5	0.6707	59.6	0.6701	0.1%
Mexican peso (MXN)	85.4	0.0583	63.5	0.0505	15.4%
Japanese yen (JPY)	28.6	0.0070	26.9	0.0073	(4.1)%
Chilean peso (CLP)	17.6	0.0011	16.4	0.0011	—%
Argentine peso (ARS)	8.6	0.0012	27.4	0.0056	(78.6)%
Other (various currencies)	19.2		5.4
Value of net assets denominated in foreign currencies	$1,033.3		$964.1
Net assets	$4,809.5		$4,228.7
As a percentage of total net assets	21.5%		22.8%
Pre-tax decrease in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent strengthening of the USD	$(116.1)		$(117.3)
Pre-tax increase in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent weakening of the USD	$116.1		$117.3
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2023. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2023, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 regarding directors is incorporated by reference to the information in our upcoming 2024 Proxy Statement (the “2024 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors”. The information required under this Item 10 regarding executive officers is incorporated by reference to the information in the 2024 Proxy Statement under the caption “Executive Officers”. The information required under this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information in the 2024 Proxy Statement under the caption “Delinquent Section 16(a) Reports”, if included in the 2024 Proxy Statement. The information required under this Item 10 regarding our Code of Business Conduct and Ethics is incorporated by reference to the information in the 2024 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics”. The information required under this Item 10 regarding the Nominating and Corporate Governance Committee and the Audit Committee is incorporated by reference to the information in the 2024 Proxy Statement under the captions “Corporate Governance – Director Recruitment, Nomination and Qualifications”, “Corporate Governance – Board and Committee Leadership, Composition and Refreshment”, “Corporate Governance – Audit Committee” and “Corporate Governance – Director Independence”.
Item 11. Executive Compensation
The information required under this Item 11 is incorporated by reference to the information in the 2024 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation”. The information required under this Item 11 is incorporated by reference to the information in the 2024 Proxy Statement regarding the Compensation and Talent Committee under the captions “Corporate Governance – Compensation and Talent Committee Interlocks and Insider Participation” and “Compensation and Talent Committee Report”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 is incorporated by reference to the information in the 2024 Proxy Statement under the captions “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 is incorporated by reference to the information in the 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence”.
Item 14. Principal Accounting Fees and Services
The information required under this Item 14 is incorporated by reference to the information in the 2024 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants”.

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

4.4
First Supplemental Indenture, dated as of February 28, 2023, between Assurant, Inc. and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 8-K, originally filed on February 28, 2023).

4.5
Subordinated Indenture, dated as of March 27, 2018, between Assurant, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed on March 27, 2018).

4.6	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, originally filed on February 22, 2022).
4.7	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant hereby agrees to furnish to the SEC, upon request, a copy of any other instrument defining the rights of holders of long-term debt of the Registrant and its subsidiaries.
10.1
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2013). *

10.2
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors, effective as of January 1, 2013 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2013). *

10.3
Amended and Restated Assurant, Inc. Long Term Equity Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.4
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Directors, under the Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form S-8, originally filed on May 12, 2017). *

10.5
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards for Non-Employee Directors, effective as of January 18, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on March 13, 2023).

10.6
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards, effective as of January 18, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 4, 2023).

10.7	Assurant, Inc. 2017 Long Term Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 12, 2017). *
10.8	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 14, 2021). *
10.9
Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of December 2, 2022 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, originally filed on February 17, 2023).*

10.10	Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of November 8, 2023.*
10.11
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of January 1, 2012 (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.12
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of December 2, 2022 (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, originally filed on February 17, 2023).*

10.13	Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of November 8, 2023.*

10.14
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

10.17
Assurant Executive Pension Plan, amended and restated, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.18
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

10.20
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.21
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.22
Assurant Executive 401(k) Plan, amended and restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on April 29, 2014). *

10.23
Amendment No. 1 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2017). *

10.24
Amendment No. 2 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2018). *

10.25
Form of Assurant, Inc. Change in Control Agreement, effective as of May 11, 2022 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 4, 2022).*

10.26
Form of Assurant, Inc. Change in Control Agreement, effective as of May 11, 2022 (California version) (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 4, 2022).*

10.27
Second Amended and Restated Credit Agreement, dated as of December 9, 2021, among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on December 9, 2021).

10.28
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 13, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 5, 2021). *

10.29
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 11, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 3, 2023).*

10.30
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan for the Management Committee, effective July 18, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 9, 2018). *

10.31
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective March 16, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 8, 2019). *

10.32
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 5, 2022).*

10.33
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, effective as of March 16, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q originally filed on May 6, 2021). *

10.34
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 5, 2022).*

10.35
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards, effective as of January 18, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 4, 2023). *

10.36	Separation Agreement, dated as of November 14, 2023, by and between Assurant, Inc. and Richard Dziadzio. *
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Assurant, Inc. Compensation Clawback Policy, effective as of October 2, 2023.*
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2024.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 15, 2024.

Signature	Title
/s/ KEITH W. DEMMINGS	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith W. Demmings

/s/ KEITH R. MEIER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keith R. Meier

/s/ DIMITRY DIRIENZO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dimitry DiRienzo

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Paget L. Alves

*	Director
Rajiv Basu

*	Director
J. Braxton Carter

*	Director
Juan N. Cento

*	Director
Harriet Edelman

*	Director
Sari Granat

*	Director
Lawrence V. Jackson

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Robert W. Stein

*By:	/S/ KEITH R. MEIER
Name:	Keith R. Meier
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Assurant, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Claims and Benefits Payable Reserves for Global Lifestyle, Global Housing and Non-Core Operations Short Duration Insurance Contracts
As described in Notes 2 and 17 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2023, the Company’s total liability for claims and benefits payable was $1.99 billion, which included $1.79 billion of liabilities for short duration contracts within the Global Lifestyle and Global Housing reporting segments as well as within its non-core operations. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
The principal considerations for our determination that performing procedures relating to the valuation of claims and benefits payable reserves for short duration insurance contracts is a critical audit matter are (i) the significant judgment by management when determining their estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the actuarial methods and projected loss development factors and expected loss ratio assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 15, 2024

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $7,292.4 and $6,920.8 at December 31, 2023 and 2022, respectively)	$6,912.1	$6,283.7
Equity securities at fair value	223.0	281.3
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $4.0 and $1.8 at December 31, 2023 and 2022, respectively)	328.7	295.6
Short-term investments	258.1	155.5
Other investments	499.0	508.4
Total investments	8,220.9	7,524.5
Cash and cash equivalents	1,627.4	1,536.7
Premiums and accounts receivable (net of allowances for credit losses of $9.0 and $9.2 at December 31, 2023 and 2022, respectively)	2,265.6	2,406.4
Reinsurance recoverables (net of allowances for credit losses of $4.8 and $5.4 at December 31, 2023 and 2022, respectively)	6,649.2	6,999.4
Accrued investment income	97.0	85.1
Deferred acquisition costs	9,967.2	9,677.1
Property and equipment, net	685.8	645.1
Goodwill	2,608.8	2,603.0
Value of business acquired	83.9	262.8
Other intangible assets, net	567.1	638.9
Other assets (net of allowances for credit losses of $0.7 and $1.7 at December 31, 2023 and 2022, respectively) (1)	862.3	738.3
Total assets	$33,635.2	$33,117.3
Liabilities
Future policy benefits and expenses	$487.2	$507.9
Unearned premiums	20,110.4	19,802.4
Claims and benefits payable	1,989.2	2,210.0
Commissions payable	542.8	647.5
Reinsurance balances payable	430.1	492.8
Funds held under reinsurance	392.7	366.6
Accounts payable and other liabilities (including allowances for credit losses of $8.3 and $10.3 at December 31, 2023 and 2022)	2,792.7	2,731.5
Debt	2,080.6	2,129.9
Total liabilities	28,825.7	28,888.6
Commitments and contingencies (Note 27)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 54,252,083 and 55,126,470 shares issued and 51,955,994 and 52,830,381 shares outstanding at December 31, 2023 and 2022, respectively	0.6	0.6
Additional paid-in capital	1,668.5	1,637.8
Retained earnings	4,028.2	3,699.3
Accumulated other comprehensive loss	(765.0)	(986.2)
Treasury stock, at cost; 2,296,089 shares at December 31, 2023 and 2022	(122.8)	(122.8)
Total equity	4,809.5	4,228.7
Total liabilities and equity	$33,635.2	$33,117.3
(1)Other assets as of December 31, 2023 includes the assets of the Company’s Miami, Florida office which were reclassified from property and equipment, net, when held-for-sale criteria was met in second quarter 2023. Refer to Note 14 for additional information.
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$9,388.0	$8,765.3	$8,572.1
Fees and other income	1,323.2	1,243.3	1,172.9
Net investment income	489.1	364.1	314.4
Net realized (losses) gains on investments (including $(17.0), $(4.6) and $0.2 of impairment-related (losses) gains for the years ended December 31, 2023, 2022 and 2021, respectively) and fair value changes to equity securities	(68.7)	(179.7)	128.2
Total revenues	11,131.6	10,193.0	10,187.6
Benefits, losses and expenses
Policyholder benefits	2,521.8	2,359.8	2,201.9
Underwriting, selling, general and administrative expenses	7,695.1	7,366.3	7,081.9
Goodwill impairment (Note 15)	—	7.8	—
Interest expense	108.0	108.3	111.8
(Gain) loss on extinguishment of debt (Note 19)	(0.1)	0.9	20.7
Total benefits, losses and expenses	10,324.8	9,843.1	9,416.3
Income from continuing operations before income tax expense	806.8	349.9	771.3
Income tax expense	164.3	73.3	168.4
Net income from continuing operations	642.5	276.6	602.9
Net income from discontinued operations (Note 4)	—	—	758.9
Net income	642.5	276.6	1,361.8
Less: Preferred stock dividends	—	—	(4.7)
Net income attributable to common stockholders	$642.5	$276.6	$1,357.1
Earnings Per Common Share
Basic
Net income from continuing operations	$12.02	$5.09	$10.11
Net income from discontinued operations	$—	$—	$12.84
Net income attributable to common stockholders	$12.02	$5.09	$22.95
Diluted
Net income from continuing operations	$11.95	$5.05	$10.03
Net income from discontinued operations	$—	$—	$12.63
Net income attributable to common stockholders	$11.95	$5.05	$22.66
Share Data
Weighted average common shares outstanding used in basic per common share calculations	53,455,139	54,371,531	59,140,861
Plus: Dilutive securities	327,930	410,997	982,833
Weighted average common shares used in diluted per common share calculations	53,783,069	54,782,528	60,123,694

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
		(in millions)
Net income	$642.5	$276.6	$1,361.8
Other comprehensive income (loss):
Change in net unrealized gains on securities, net of taxes of $(52.6), $196.7 and $233.7 for the years ended December 31, 2023, 2022 and 2021, respectively (1)	207.7	(769.8)	(841.0)
Change in unrealized gains on derivative transactions, net of taxes of $0.3, $0.7 and $0.7 for the years ended December 31, 2023, 2022 and 2021, respectively	(1.3)	(2.6)	(2.3)
Change in foreign currency translation, net of taxes of $(2.3), $(6.0) and $3.1 for the years ended December 31, 2023, 2022 and 2021, respectively	42.1	(67.1)	(31.3)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $7.2, $(0.9) and $(3.8) for the years ended December 31, 2023, 2022 and 2021, respectively	(27.3)	3.3	14.8
Total other comprehensive income (loss)	221.2	(836.2)	(859.8)
Total comprehensive income (loss) attributable to common stockholders	$863.7	$(559.6)	$502.0

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

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	(in millions, except per share amounts)
Balance, January 1, 2021	$2.9	$0.6	$1,956.8	$3,533.5	$709.8	$(267.4)	$3.4	$5,939.6
Stock plan exercises	—	—	11.8	—	—	—	—	11.8
Stock plan compensation expense	—	—	66.7	—	—	—	—	66.7
Common stock dividends ($2.66 per share)	—	—	—	(157.6)	—	—	—	(157.6)
Acquisition of common stock	—	—	(181.6)	(691.2)	—	—	—	(872.8)
Net income	—	—	—	1,361.8	—	—	—	1,361.8
Preferred stock conversion	(2.9)	0.1	(141.8)	—	—	144.6	—	—
Preferred stock dividends ($1.63 per share)	—	—	—	(4.7)	—	—	—	(4.7)
Change in equity of non-controlling interest	—	—	—	(0.6)	—	—	(3.4)	(4.0)
Acquisition of non-controlling interests	—	—	(16.9)	—	—	—	—	(16.9)
Other comprehensive loss	—	—	—	—	(859.8)	—	—	(859.8)
Balance, December 31, 2021	$—	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$—	$5,464.1
Stock plan exercises	—	—	13.6	—	—	—	—	13.6
Stock plan compensation expense	—	—	62.6	—	—	—	—	62.6
Common stock dividends ($2.74 per share)	—	—	—	(150.2)	—	—	—	(150.2)
Acquisition of common stock	—	(0.1)	(133.4)	(468.3)	—	—	—	(601.8)
Net income	—	—	—	276.6	—	—	—	276.6
Other comprehensive loss	—	—	—	—	(836.2)	—	—	(836.2)
Balance, December 31, 2022	$—	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$—	$4,228.7
Stock plan exercises	—	—	14.9	—	—	—	—	14.9
Stock plan compensation expense	—	—	75.1	—	—	—	—	75.1
Common stock dividends ($2.82 per share)	—	—	—	(152.3)	—	—	—	(152.3)
Acquisition of common stock	—	—	(59.3)	(161.3)	—	—	—	(220.6)
Net income	—	—	—	642.5	—	—	—	642.5
Other comprehensive income	—	—	—	—	221.2	—	—	221.2
Balance, December 31, 2023	$—	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$—	$4,809.5

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Operating activities
Net income	$642.5	$276.6	$1,361.8
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Income from discontinued operations (1)	—	—	(758.9)
Deferred tax (benefit) expense	(108.5)	63.8	131.7
Depreciation and amortization	196.4	182.0	171.6
Net realized losses (gains) on investments, including impairment losses	68.7	179.7	(128.2)
(Gain) loss on extinguishment of debt	(0.1)	0.9	20.7
Restructuring costs	34.3	41.8	—
Stock based compensation expense	75.1	62.6	66.7
Other intangible asset impairment	—	—	1.7
Goodwill impairment	—	7.8	—
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	9.4	1,877.3	1,453.9
Premiums and accounts receivable	120.6	(465.6)	(424.2)
Commissions payable	(92.6)	(30.7)	(43.3)
Reinsurance recoverable	345.6	(809.5)	(446.9)
Reinsurance balance payable	(68.5)	41.7	89.9
Funds withheld under reinsurance	25.4	4.9	6.5
Deferred acquisition costs and value of business acquired (Note 13 and 16)	(81.9)	(552.2)	(873.6)
Taxes (receivable) payable	(92.9)	88.2	(145.8)
Other assets and other liabilities	95.9	(349.9)	150.3
Other	(31.3)	(22.5)	(3.4)
Net cash provided by operating activities - discontinued operations	—	—	151.2
Net cash provided by operating activities	1,138.1	596.9	781.7
Investing activities
Sales of:
Fixed maturity securities available for sale	1,464.6	2,468.8	1,361.8
Equity securities	52.7	52.3	30.4
Other invested assets	90.7	144.7	141.1
Subsidiary, net of cash transferred (1)	—	4.8	1,315.6
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	280.2	483.6	971.0
Commercial mortgage loans on real estate	20.4	40.5	19.8
Purchases of:
Fixed maturity securities available for sale	(2,146.8)	(3,059.9)	(3,007.7)
Equity securities	(3.4)	(27.3)	(57.7)
Commercial mortgage loans on real estate	(55.6)	(80.3)	(133.9)
Other invested assets	(49.3)	(111.8)	(71.6)
Property and equipment and other	(202.5)	(186.3)	(187.4)
Subsidiaries, net of cash transferred (2)	(0.3)	(72.5)	(16.6)
Change in short-term investments	(90.8)	80.7	(65.2)
Other	2.4	0.6	3.2
Net cash used in investing activities - discontinued operations	—	—	(145.2)
Net cash (used in) provided by investing activities	(637.7)	(262.1)	157.6
Financing activities
Issuance of debt, net of issuance costs (Note 19)	173.2	—	347.2
Repayment of debt	(225.0)	(75.9)	(419.8)
Payment of contingent liability	(2.5)	—	—
Acquisition of common stock	(193.1)	(572.8)	(839.3)
Common stock dividends paid	(152.3)	(150.2)	(157.6)
Preferred stock dividends paid	—	—	(4.7)
Employee stock purchases and withholdings	(4.2)	(19.5)	(15.6)
Net cash used in financing activities	(403.9)	(818.4)	(1,089.8)
Effect of exchange rate changes on cash and cash equivalents - continuing operations	(5.8)	(34.5)	(23.5)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	—	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(34.5)	(23.3)
Change in cash and cash equivalents	90.7	(518.1)	(173.8)
Cash and cash equivalents at beginning of period	1,536.7	2,054.8	2,228.6
Cash and cash equivalents at end of period	1,627.4	1,536.7	2,054.8
Less: Cash and cash equivalents reclassified as held for sale at end of period (3)	—	—	14.0
Cash and cash equivalents of continuing operations at end of period	$1,627.4	$1,536.7	$2,040.8
Supplemental information:
Income taxes paid	$235.4	$127.7	$221.1
Interest paid on debt	$107.4	$108.6	$109.8
(1)Amount for the year ended December 31, 2021 relates to the sale of the disposed Global Preneed business, net of $27.3 million of cash transferred. For additional information, refer to Note 4.
(2)Amounts for the year ended December 31, 2022 primarily consist of $55.2 million in cash consideration for the acquisition of American Lease Insurance Agency Corporation (“ALI”), net of $4.8 million of cash acquired. Refer to Note 3 for additional information.
(3)Relates to John Alden Life Insurance Company, a run-off business which was classified as held for sale as of December 31, 2021 and sold on April 1, 2022.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)
1. Nature of Operations
Assurant, Inc. (the “Company”) is a leading global business services company that supports, protects and connects major consumer purchases. The Company supports the advancement of the connected world by partnering with the world’s leading brands to develop innovative solutions and to deliver an enhanced customer experience. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ.”

2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been revised to reflect the realignment of the composition of its reportable segments to correspond with changes to its operating structure effective January 1, 2023.
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
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities have been subject to remeasurement since July 1, 2018. For the years ended December 31, 2023, 2022 and 2021, the remeasurement resulted in $29.4 million, $16.7 million and $7.0 million, respectively, of net pre-tax losses which the Company classified within underwriting, selling, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be variable interest entities (“VIEs”). Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company only holds non-consolidated VIEs as of December 31, 2023 and 2022.
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
The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The retrospective method is used to adjust the effective yield for the majority of the Company’s mortgage-backed and structured securities. For credit-sensitive or credit impaired structured securities, the effective yield is recalculated on a prospective basis, primarily our commercial mortgage-backed, residential mortgage-backed and asset backed securities.
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
Restricted cash and cash equivalents, of $35.1 million and $22.1 million at December 31, 2023 and 2022, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 15 for further details on goodwill impairment testing for 2023.
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
Other Assets
Other assets include prepaid items, income tax receivable, deferred income tax assets, right-of-use assets, dealer loans and inventory associated with the Company’s mobile protection business.
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
The following table provides reserve information as of December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Non-core operations (1)	$57.7	$—	$1.2	$1.0	$63.5	$0.1	$1.7	$0.8
All other disposed or runoff businesses (2)	429.5	1.9	—	0.1	444.4	2.0	0.1	0.1
Short Duration Contracts:
Global Lifestyle	—	18,536.6	132.5	472.7	—	18,312.8	131.8	377.9
Global Housing	—	1,554.9	138.0	851.9	—	1,468.7	346.7	943.1
Non-core operations (1)	—	13.9	44.0	151.8	—	15.6	68.6	151.0
All other disposed or runoff businesses (2)	—	3.1	88.5	107.5	—	3.2	93.7	94.5
Total	$487.2	$20,110.4	$404.2	$1,585.0	$507.9	$19,802.4	$642.6	$1,567.4
(1)Includes certain businesses which the Company expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and the Company’s operations in mainland China (collectively referred to as “non-core operations”), recorded in the Corporate and Other segment.
(2)Primarily includes businesses sold through reinsurance reported in the Corporate and Other and Global Lifestyle segments.
Long Duration Contracts
The Company’s long duration contracts, after the sale of the disposed Global Preneed business (as defined below in Note 4) and John Alden Life Insurance Company, primarily comprises run-off blocks of long-term care and universal life policies.
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
A remeasurement of the ending reporting period future policy benefits and expenses reserve is calculated using the current upper medium grade fixed-income corporate bond instrument yield as of the consolidated balance sheet ending period (the “current discount rate”). The current discount rate used is an externally published US corporate A index weighted average spot rate that is updated quarterly and effectively matches the duration of the expected cash flow streams of the long-term care reserves. The difference between the ending period future policy benefits and expenses reserve measured using the original discount rate and the future policy benefits and expenses reserve measured using the current discount rate is recorded in AOCI in the Company’s consolidated statements of comprehensive income.
The long-term care insurance contracts are fully reinsured and there is no impact to consolidated stockholders’ equity or net income as the reserves are fully reinsured. See Note 17 for additional information.
Future policy benefits and expense reserves for universal life insurance policies consist of policy account balances before applicable surrender charges that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.
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
ASU 2018-12, Financial
Services—Insurance
(Topic 944): Targeted
Improvements to the
Accounting for Long-Duration Contracts, as
amended by ASU 2019-
09, Financial
Services—Insurance
(Topic 944): Effective
Date, as amended by ASU
2020-11, Financial
Services—Insurance
(Topic 944): Effective
Date and Early
Application and as
amended by ASU 2022-
05, Financial services—
Insurance (Topic 944):
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

The adoption of this standard along with the amended guidance on transition has no impact on equity or net income on the long-term care contracts as they are fully reinsured with third party reinsurers. However, disclosure along with a rollforward table on a gross basis on the long-term care business is presented in Note 17.

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance improves comparability after a business
	combination is reported in the acquirer’s financial statements by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. Generally, the acquirer will recognize the acquired contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in the acquisition accounting. Under the amended guidance, the acquirer should account for the acquired revenue contracts as if it had originated the contracts. The amendments provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023, to be applied prospectively (with early adoption permitted)	The Company adopted this standard from January 1, 2023. The amendments will be applied to business combinations occurring on or after the effective date of the amendments.

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2023, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included.

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key disclosure updates:
•On an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss.
•On an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss.
•All current annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting on an interim basis.
•Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements.
•Require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
•Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280.

The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable.

		December 31, 2024 and for interim periods thereafter (with early adoption permitted)	The Company will adopt this standard as of December 31, 2024. The amended guidance has no impact to the Company’s consolidated financial statements and will impact the Company’s segment information disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The guidance improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
January 1, 2024 (with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance).
The Company is assessing when the standard will be adopted. The amended guidance has no impact to the Company’s consolidated financial statements and will have an insignificant impact on the Company’s income taxes disclosures.

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

4. Disposition
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
The following table summarizes the components of net income from discontinued operations included in the consolidated statements of operations:

Year Ended December 31, 2021

Revenues
Net earned premiums	$42.6
Fees and other income	91.0
Net investment income	168.4
Net realized gains on investments and fair value changes to equity securities	4.2
Gain on disposal of businesses (1)	916.2
Total revenues	1,222.4
Benefits, losses and expenses
Policyholder benefits	172.7
Underwriting, selling, general and administrative expenses	85.2
Total benefits, losses and expenses	257.9
Income from discontinued operations before income taxes	964.5
Provision for income taxes (2)	205.6
Net income from discontinued operations	$758.9
(1)Includes $774.2 million of pre-tax AOCI, primarily net unrealized gains on investments, that was recognized in earnings upon sale.
(2)Includes $168.2 million of tax on the AOCI that was recognized in earnings upon sale, as noted above.

5. Allowance for Credit Losses
The total allowance for credit losses for the financial assets was $26.8 million and $28.4 million as of December 31, 2023 and 2022, respectively.

The following table presents the net increases (decreases) to the allowance for credit losses as classified in the consolidated statements of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Commercial mortgage loans on real estate	$2.2	$0.7
Net realized gains (losses) on investments and fair value changes to equity securities	2.2	0.7
Underwriting, selling, general and administrative expenses	0.9	12.7
Net increase (decrease) in allowance for credit losses	$3.1	$13.4
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of December 31, 2023 and 2022, reinsurance recoverables totaled $6.65 billion and $7.00 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 82% were rated A- or better, 1% were rated BBB or BB and 17% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2023; and 77% were rated A- or better, 3% were rated BBB or BB, and 20% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2022.
The following table presents the changes in the allowance for credit losses by portfolio segment for reinsurance recoverables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2021	$3.6	$0.9	$0.5	$5.0
Current period change for credit losses	—	0.2	0.2	0.4
Balance, December 31, 2022	3.6	1.1	0.7	5.4
Current period change for credit losses	(0.3)	—	(0.3)	(0.6)
Balance, December 31, 2023	$3.3	$1.1	$0.4	$4.8
For the years ended December 31, 2023 and 2022, the current period change for credit losses was $(0.6) million and $0.4 million, respectively. The decrease in 2023 was primarily due to an increase in collateral held as security under the reinsurance agreements and a reduction in ceded reserves for unsecured reinsurers under the reinsurance agreements. When determining the allowance as of December 31, 2023 and 2022, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including collateral reductions.
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

The following table presents the changes in the allowance for credit losses by portfolio segment for premium and accounts receivables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2021	$6.9	$2.4	$0.1	$9.4
Current period change for credit losses	(0.2)	0.1	2.1	2.0
Write-offs	(0.7)	(0.3)	(1.0)	(2.0)
Foreign currency translation	(0.2)	—	—	(0.2)
Balance, December 31, 2022	5.8	2.2	1.2	9.2
Current period change for credit losses	2.3	1.1	0.4	3.8
Recoveries	(0.3)	—	—	(0.3)
Write-offs	(1.5)	(0.9)	(1.2)	(3.6)
Foreign currency translation	(0.1)	—	—	(0.1)
Balance, December 31, 2023	$6.2	$2.4	$0.4	$9.0
For the year ended December 31, 2023, the current period change for credit losses was $3.8 million, primarily due to an increase in Global Lifestyle across various products. For the year ended December 31, 2022, the current period change for credit losses was $2.0 million, primarily due to an increase for sharing economy in Corporate and Other. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans
For the years ended December 31, 2023 and 2022, the current period change for credit losses was $2.2 million and $0.7 million, respectively. The increase in 2023 was primarily driven by changes in certain key credit quality indicators. Refer to Notes 2 and 8 for additional information on commercial mortgage loans.
Available for Sale Securities
There was no allowance for credit losses as of December 31, 2023 and 2022. Refer to Notes 2 and 8 for additional information on available for sale securities.
High Deductible Recoverables
For the year ended December 31, 2023, the Company reduced its allowance for credit losses for the unsecured portion of the high deductible recoverables by $2.0 million to $8.3 million as of December 31, 2023, due to the ongoing run-off of the sharing economy business. Refer to Note 2 for additional information on high deductible recoverables.

6. Segment Information
As of December 31, 2023, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income from continuing operations, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations (described below), interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
Effective January 1, 2023, the Company realigned the composition of its reportable operating segments to correspond with changes to its operating structure. As a result, the Global Housing segment is now comprised of two key lines of business: Homeowners, and Renters and Other. Certain specialty products, mainly the commercial equipment business, previously reported in the Global Housing segment are now reported in Global Lifestyle to better align with the Company’s go-to-market strategy. This realignment had no impact on the Company’s consolidated results.

The following table presents segment Adjusted EBITDA with a reconciliation to net income attributable to common shareholders:

	Years Ended December 31,
	2023	2022	2021
Adjusted EBITDA by segment:
Global Lifestyle	$792.3	$809.4	$737.6
Global Housing	574.2	246.0	321.6
Corporate and Other	(109.0)	(99.2)	(93.3)
Reconciling items to consolidated net income from continuing operations:
Interest expense	(108.0)	(108.3)	(111.8)
Depreciation expense	(109.3)	(86.3)	(73.8)
Amortization of purchased intangible assets	(77.9)	(69.7)	(65.8)
Net realized losses on investments and fair value changes to equity securities	(68.7)	(179.7)	128.2
Non-core operations (1)	(50.4)	(79.5)	(14.4)
Restructuring costs	(34.3)	(53.1)	(11.8)
Assurant Health runoff operations (2)	6.9	(0.6)	0.6
Other adjustments	(9.0)	(29.1)	(45.8)
Total reconciling items	(450.7)	(606.3)	(194.6)
Income from continuing operations before income tax expense	806.8	349.9	771.3
Income tax expense	164.3	73.3	168.4
Net income from continuing operations	642.5	276.6	602.9
Net income from discontinued operations	—	—	758.9
Net income	642.5	276.6	1,361.8
Less: Preferred stock dividends	—	—	(4.7)
Net income attributable to common stockholders	$642.5	$276.6	$1,357.1
(1)Consists of certain businesses which the Company has fully exited or expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and the Company’s operations in mainland China (not Hong Kong) (collectively referred to as “non-core operations”). The non-core operations do not qualify as held for sale or discontinued operations under GAAP accounting guidance and are presented as a reconciling item to consolidated net income. Includes goodwill impairment of $7.8 million for the year ended December 31, 2022. Refer to Note 15 for additional information.
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
The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia Pacific. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2023, 2022 and 2021:

Location	Revenues	Long-lived Assets
2023
United States	$9,295.7	$654.6
Foreign countries	1,835.9	31.2
Total	$11,131.6	$685.8
2022
United States	$8,386.6	$606.0
Foreign countries	1,806.4	39.1
Total	$10,193.0	$645.1
2021
United States	$8,323.9	$530.8
Foreign countries	1,863.7	30.6
Total	$10,187.6	$561.4

Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment.
The Company’s net earned premiums, fees and other income by segment and product are as follows:

	Years Ended December 31,
	2023	2022	2021
Global Lifestyle:
Connected Living	$4,376.8	$4,259.4	$4,321.6
Global Automotive	4,184.6	3,802.5	3,504.5
Total	$8,561.4	$8,061.9	$7,826.1

Global Housing:
Homeowners	$1,663.4	$1,402.2	$1,373.2
Renters and Other	479.5	482.4	482.2
Total	$2,142.9	$1,884.6	$1,855.4
The following table presents total assets by segment:

	December 31, 2023	December 31, 2022
Global Lifestyle (1)	$27,642.9	$27,404.1
Global Housing (1)	4,274.5	4,382.6
Corporate and Other	1,717.8	1,330.6
Segment assets	$33,635.2	$33,117.3
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Includes the assets for non-core operations of $227.0 million and $416.6 million as of December 31, 2023 and 2022, respectively.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $1.16 billion, $1.09 billion and $1.01 billion for Global Lifestyle and $84.3 million, $82.9 million and $94.3 million for Global Housing for the years ended December 31, 2023, 2022 and 2021, respectively.
Global Lifestyle
In the Global Lifestyle segment, revenues from service contracts and sales of products are primarily from the Company’s Connected Living business. Through partnerships with mobile service providers, the Company provides administrative services related to its mobile device protection products, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
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
Contract Balances
The receivables and unearned revenue under these contracts were $218.9 million and $155.4 million, respectively, as of December 31, 2023, and $271.7 million and $171.1 million, respectively, as of December 31, 2022. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2023 and 2022 that was included in unearned revenue as of December 31, 2022 and 2021 were $76.6 million and $93.6 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2023 and 2022, the Company had approximately $47.2 million and $61.4 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.

8. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$68.9	$—	$0.7	$(4.4)	$65.2
States, municipalities and political subdivisions	159.2	—	1.2	(11.2)	149.2
Foreign governments	483.1	—	9.4	(12.7)	479.8
Asset-backed	891.4	—	5.2	(22.8)	873.8
Commercial mortgage-backed	383.1	—	0.4	(53.3)	330.2
Residential mortgage-backed	534.7	—	1.9	(50.6)	486.0
U.S. corporate	3,300.5	—	45.3	(215.4)	3,130.4
Foreign corporate	1,471.5	—	17.6	(91.6)	1,397.5
Total fixed maturity securities	$7,292.4	$—	$81.7	$(462.0)	$6,912.1

	December 31, 2022
	Cost or Amortized Cost	Allowances for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$92.9	$—	$0.2	$(6.7)	$86.4
States, municipalities and political subdivisions	152.4	—	1.1	(16.0)	137.5
Foreign governments	416.2	—	0.6	(20.5)	396.3
Asset-backed	735.1	—	1.4	(40.2)	696.3
Commercial mortgage-backed	458.6	—	0.2	(56.5)	402.3
Residential mortgage-backed	492.7	—	0.4	(55.1)	438.0
U.S. corporate	3,265.1	—	13.9	(317.9)	2,961.1
Foreign corporate	1,307.8	—	3.4	(145.4)	1,165.8
Total fixed maturity securities	$6,920.8	$—	$21.2	$(658.3)	$6,283.7
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Cost or Amortized Cost	Fair Value
Due in one year or less	$157.9	$158.1
Due after one year through five years	1,488.6	1,451.7
Due after five years through ten years	2,766.8	2,668.1
Due after ten years	1,069.9	944.2
Total	5,483.2	5,222.1
Asset-backed	891.4	873.8
Commercial mortgage-backed	383.1	330.2
Residential mortgage-backed	534.7	486.0
Total	$7,292.4	$6,912.1
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Fixed maturity securities	$335.3	$270.0	$232.8
Equity securities	15.2	15.0	14.9
Commercial mortgage loans on real estate	17.5	14.9	8.9
Short-term investments	12.9	4.7	2.1
Other investments	39.1	48.6	61.0
Cash and cash equivalents	85.7	25.7	8.5
Total investment income	505.7	378.9	328.2
Investment expenses	(16.6)	(14.8)	(13.8)
Net investment income	$489.1	$364.1	$314.4
No material investments of the Company were non-income producing for the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the proceeds from sales of available-for-sale fixed maturity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Fixed maturity securities:
Proceeds from sales	$1,464.6	$2,468.8	$1,361.8
Gross realized gains	$5.6	$9.4	$31.9
Gross realized losses	(49.3)	(73.2)	(14.8)
Net realized (losses) gains on investments from sales of fixed maturity securities	$(43.7)	$(63.8)	$17.1
For securities sold at a loss during the year ended December 31, 2023, the average period of time these securities were trading continuously at a price below book value was approximately 12 months.
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Net realized (losses) gains on investments and fair value changes to equity securities related to sales and other:
Fixed maturity securities	$(43.3)	$(63.7)	$17.2
Equity securities (1) (2)	(7.2)	(112.2)	108.3
Commercial mortgage loans on real estate	(2.2)	(0.7)	0.5
Other investments	1.0	1.5	2.0
Total net realized (losses) gains on investments and fair value changes to equity securities related to sales and other	(51.7)	(175.1)	128.0
Net realized (losses) gains related to impairments:
Fixed maturity securities (3)	(4.1)	(1.6)	1.2
Other investments (1)	(12.9)	(3.0)	(1.0)
Total net realized (losses) gains related to impairments	(17.0)	(4.6)	0.2
Total net realized (losses) gains on investments and fair value changes to equity securities	$(68.7)	$(179.7)	$128.2
(1)Upward adjustments of $0.6 million, $19.5 million and $24.3 million and impairments of $12.9 million, $3.0 million, and $1.0 million were realized on equity investments accounted for under the measurement alternative for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)The years ended December 31, 2023, 2022 and 2021 included $6.6 million, $92.5 million in realized and unrealized losses and $85.4 million of unrealized gains, respectively, from four equity positions that went public during 2021. The total fair value of these equity securities as of December 31, 2023, 2022 and 2021 was $2.9 million, $9.6 million and $133.7 million, respectively, included in equity securities in the consolidated balance sheet.
(3)The year ended December 31, 2021 reflects the elimination of $1.2 million allowance for credit losses due to the sale of the specific securities for which the reserve was established in 2020.

The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Net (losses) gains recognized on equity securities	$(7.2)	$(112.2)	$108.3
Less: Net realized (losses) gains related to sales of equity securities	(6.6)	20.5	(4.1)
Total fair value changes to equity securities held	$(0.6)	$(132.7)	$112.4
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	December 31, 2023	December 31, 2022
Initial cost	$86.8	$81.7
Cumulative upward adjustments	51.1	50.8
Cumulative downward adjustments (including impairments)	(17.9)	(5.0)
Carrying value	$120.0	$127.5
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.2	$(0.1)	$43.7	$(4.3)	$48.9	$(4.4)
States, municipalities and political subdivisions	3.9	(0.1)	96.5	(11.1)	100.4	(11.2)
Foreign governments	42.5	(0.5)	203.5	(12.2)	246.0	(12.7)
Asset-backed	64.0	(3.0)	404.7	(19.8)	468.7	(22.8)
Commercial mortgage-backed	66.3	(8.4)	244.2	(44.9)	310.5	(53.3)
Residential mortgage-backed	98.8	(3.5)	285.1	(47.1)	383.9	(50.6)
U.S. corporate	331.9	(14.7)	1,596.4	(200.7)	1,928.3	(215.4)
Foreign corporate	153.9	(5.6)	744.8	(86.0)	898.7	(91.6)
Total fixed maturity securities	$766.5	$(35.9)	$3,618.9	$(426.1)	$4,385.4	$(462.0)

	December 31, 2022
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$58.5	$(2.9)	$24.6	$(3.8)	$83.1	$(6.7)
States, municipalities and political subdivisions	77.4	(7.8)	34.5	(8.2)	111.9	(16.0)
Foreign governments	268.5	(12.1)	92.7	(8.4)	361.2	(20.5)
Asset-backed	378.2	(22.0)	218.5	(18.2)	596.7	(40.2)
Commercial mortgage-backed	290.7	(33.2)	109.3	(23.3)	400.0	(56.5)
Residential mortgage-backed	371.3	(31.7)	58.6	(23.4)	429.9	(55.1)
U.S. corporate	2,266.6	(206.3)	370.3	(111.6)	2,636.9	(317.9)
Foreign corporate	843.9	(79.0)	251.8	(66.4)	1,095.7	(145.4)
Total fixed maturity securities	$4,555.1	$(395.0)	$1,160.3	$(263.3)	$5,715.4	$(658.3)

Total gross unrealized losses represented approximately 11% and 12% of the aggregate fair value of the related securities as of December 31, 2023 and 2022, respectively. Approximately 8% and 60% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2023 and 2022, respectively. The total gross unrealized losses are comprised of 3,096 and 3,826 individual securities as of December 31, 2023 and 2022, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of December 31, 2023 and December 31, 2022 were related to non-credit factors and therefore, did not recognize credit-related losses during the year ended December 31, 2023. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2023, by contractual maturity, is shown below:

	December 31, 2023
	Cost or Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$118.8	$117.3
Due after one year through five years	1,032.0	985.3
Due after five years through ten years	1,612.4	1,469.2
Due after ten years	794.4	650.5
Total	3,557.6	3,222.3
Asset-backed	491.5	468.7
Commercial mortgage-backed	363.8	310.5
Residential mortgage-backed	434.5	383.9
Total	$4,847.4	$4,385.4
 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of December 31, 2023, approximately 36% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $10.0 million as of December 31, 2023 and from $0.1 million to $9.7 million as of December 31, 2022.
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

The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at December 31, 2023 and 2022, respectively.

	December 31, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$49.6	$42.3	$29.5	$—	$—	$60.1	$181.5	54.6%
71% to 80%	2.5	22.7	69.6	2.8	—	4.4	102.0	30.7%
81% to 95%	—	10.7	25.5	—	—	5.5	41.7	12.5%
Greater than 95%	—	2.0	1.3	—	—	4.1	7.4	2.2%
Total	$52.1	$77.7	$125.9	$2.8	$—	$74.1	$332.6	100.0%

	December 31, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$—	$11.8	$9.3	$—	$—	$44.9	$66.0	19.8%
1.5 to 2.0	18.9	23.6	28.7	—	—	12.2	83.4	25.1%
1.0 to 1.5	33.2	18.2	40.1	—	—	7.1	98.6	29.7%
Less than 1.0	—	24.1	47.8	2.8	—	9.9	84.6	25.4%
Total	$52.1	$77.7	$125.9	$2.8	$—	$74.1	$332.6	100.0%
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
As of December 31, 2023, the Company had mortgage loan commitments outstanding of approximately $1.4 million.
The Company had short-term investments and fixed maturity securities of $569.0 million and $506.1 million as of December 31, 2023 and 2022, respectively, on deposit with various governmental authorities as required by law.

9. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs. There were no consolidated VIEs as of December 31, 2023 and 2022.
Non-Consolidated VIEs
Real Estate Joint Venture and Other Partnerships
The Company invests in real estate joint ventures and limited partnerships, as well as closed ended real estate funds. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2023 and 2022, the Company’s maximum exposure to loss is its recorded carrying value of $249.1 million and $242.3 million, respectively. The Company’s unfunded commitments were $121.4 million as of December 31, 2023.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC plan, and the ADC and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business combinations and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2023
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$65.2	$—		$65.2		$—
States, municipalities and political subdivisions	149.2	—		149.2		—
Foreign governments	479.8	—		479.8		—
Asset-backed	873.8	—		791.0		82.8
Commercial mortgage-backed	330.2	—		330.2		—
Residential mortgage-backed	486.0	—		486.0		—
U.S. corporate	3,130.4	—		3,094.8		35.6
Foreign corporate	1,397.5	—		1,390.4		7.1
Equity securities:
Mutual funds	16.6	16.6		—		—
Common stocks	17.9	17.2		0.7		—
Non-redeemable preferred stocks	188.5	—		188.5		—
Short-term investments	210.1	121.6	(2)	88.5	(3)	—
Other investments	62.5	62.4	(1)	—		0.1
Cash equivalents	1,051.3	1,040.4	(2)	10.9	(3)	—
Other assets	15.8	—		—		15.8	(4)
Assets held in separate accounts	10.5	6.7	(1)	3.8	(3)	—
Total financial assets	$8,485.3	$1,264.9		$7,079.0		$141.4

Financial Liabilities
Other liabilities	$64.2	$62.4	(1)	$1.8	(4)	$—
Liabilities related to separate accounts	10.5	6.7	(1)	3.8	(3)	—
Total financial liabilities	$74.7	$69.1		$5.6		$—

	December 31, 2022
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$86.4	$—		$86.4		$—
States, municipalities and political subdivisions	137.5	—		137.5		—
Foreign governments	396.3	—		396.3		—
Asset-backed	696.3	—		635.9		60.4
Commercial mortgage-backed	402.3	—		402.3		—
Residential mortgage-backed	438.0	—		438.0		—
U.S. corporate	2,961.1	—		2,932.3		28.8
Foreign corporate	1,165.8	—		1,158.4		7.4
Equity securities:
Mutual funds	32.7	32.7		—		—
Common stocks	23.9	23.2		0.7		—
Non-redeemable preferred stocks	224.7	—		224.7		—
Short-term investments	119.9	72.2	(2)	47.7	(3)	—
Other investments	60.3	60.1	(1)	—		0.2
Cash equivalents	789.1	647.3	(2)	141.8	(3)	—
Assets held in separate accounts	10.1	4.8	(1)	5.3	(3)	—
Total financial assets	$7,544.4	$840.3		$6,607.3		$96.8

Financial Liabilities
Other liabilities	$75.3	$60.1	(1)	$0.2	(4)	$15.0	(5)
Liabilities related to separate accounts	10.1	4.8	(1)	5.3	(3)	—
Total financial liabilities	$85.4	$64.9		$5.5		$15.0
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivatives.
(5)Includes contingent consideration liabilities.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$60.4	$1.5	$(2.3)	$38.6	$(16.8)	$1.7	$(0.3)	$82.8
U.S. corporate	28.8	0.4	0.4	10.9	(1.7)	2.7	(5.9)	35.6
Foreign corporate	7.4	—	0.1	2.0	(0.9)	0.5	(2.0)	7.1
Other investments	0.2	(0.1)	—	—	—	—	—	0.1
Other assets	—	—	1.2	14.6	—	—	—	15.8
Financial Liabilities
Other liabilities	(15.0)	—	—	—	—	—	15.0	—
Total level 3 assets and liabilities	$81.8	$1.8	$(0.6)	$66.1	$(19.4)	$4.9	$6.8	$141.4

	Year Ended December 31, 2022
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$—	$0.2	$(1.5)	$11.6	$(4.5)	$54.6	$—	$60.4
U.S. corporate	3.4	—	(0.4)	6.7	(0.5)	19.6	—	28.8
Foreign corporate	3.6	—	(0.3)	—	(0.3)	4.4	—	7.4
Equity Securities
Common stock	134.9	1.1	—	0.2	(1.2)	—	(135.0)	—
Other investments	0.2	—	—	—	—	—	—	0.2
Financial Liabilities
Other liabilities	(4.0)	(11.2)	—	—	0.2	—	—	(15.0)
Total level 3 assets and liabilities	$138.1	$(9.9)	$(2.2)	$18.5	$(6.3)	$78.6	$(135.0)	$81.8

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
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2023 and 2022 consisted of mutual funds and related obligations, money market funds and common stocks that are publicly listed and/or actively traded in an established market.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2023 and 2022 consisted of $125.5 million and $96.6 million of fixed maturity securities. As of December 31, 2023 and 2022, the Level 3 fixed maturity securities are priced using non-binding third-party quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable.
Other investments and other liabilities: The Company prices swaptions using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data.
Other assets: The Company prices options using non-binding quotes provided by market makers or broker dealers who are recognized as market participants. Inputs factored into the non-binding quotes include trades in the actual option which is being priced, deal structure, spot rates, volatility, and projected cashflows.

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
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2023 or 2022.
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
In 2023 and 2022, as a result of third-party market observable transactions that were of the same issuer and determined to be similar, the Company marked certain of its equity investments accounted for under the measurement alternative to fair value. The carrying value of investments under the measurement alternative marked to fair value on a non-recurring basis as of December 31, 2023 and 2022 was $3.3 million and $40.8 million, respectively. Given the significant unobservable inputs involved in valuation of these investments, they are classified in Level 3 of the fair value hierarchy. Generally, these valuations utilize the market approach, or an option pricing model backsolve method, which is a valuation approach that can be used to determine the value of common shares for companies with complex capital structures in which there have not been any recent transactions involving common shares. Inputs include capitalization tables, investment past and future performance projections, time to exit, discount rate and volatility based upon an appropriate industry group. For the year ended December 31, 2023, the Company recorded fair value increases of $0.6 million related to one market observable transaction and a note conversion of two investments. For the year ended December 31, 2022, the Company recorded fair value increases of $19.5 million related to three market observable transactions of three investments.
In 2023 and 2022, as a result of a qualitative analysis indicating an impairment existed, the Company performed a quantitative analysis utilizing a probability weighted scenario model and determined certain investments were impaired. Model inputs include capitalization tables, investment past and future company performance projections, and discount rate. Based upon model outputs, impairments of $12.9 million and $3.0 million were recorded for the years ended December 31, 2023 and 2022, respectively.
Refer to Note 15 for the results of the 2023 goodwill impairment testing.
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

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$328.7	$313.7	$—	$—	$313.7
Other investments	3.7	3.7	1.4	—	2.3
Other assets	26.5	26.5	—	—	26.5
Total financial assets	$358.9	$343.9	$1.4	$—	$342.5

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.3	$7.8	$—	$—	$7.8
Funds held under reinsurance	392.7	392.7	392.7	—	—
Debt	2,080.6	1,972.4	—	1,972.4	—
Total financial liabilities	$2,480.6	$2,372.9	$392.7	$1,972.4	$7.8

	December 31, 2022
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$295.6	$278.2	$—	$—	$278.2
Other investments	6.7	6.7	1.6	—	5.1
Other assets	12.7	12.7	—	—	12.7
Total financial assets	$315.0	$297.6	$1.6	$—	$296.0

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$8.0	$8.4	$—	$—	$8.4
Funds held under reinsurance	366.6	366.6	366.6	—	—
Debt	2,129.9	1,932.7	—	1,932.7	—
Total financial liabilities	$2,504.5	$2,307.7	$366.6	$1,932.7	$8.4
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.

11. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2023	2022
Insurance premiums receivable	$2,195.8	$2,304.9
Other receivables	78.8	110.7
Allowance for credit losses	(9.0)	(9.2)
Total	$2,265.6	$2,406.4

12. Income Taxes
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Pre-tax income:
Domestic	$700.9	$250.4	$618.0
Foreign	105.9	99.5	153.3
Total pre-tax income	$806.8	$349.9	$771.3

	Years Ended December 31,
	2023	2022	2021
Current expense (benefit):
Federal and state	$220.9	$(23.5)	$0.6
Foreign	51.9	33.0	36.1
Total current expense (benefit)	272.8	9.5	36.7
Deferred expense (benefit):
Federal and state	(80.4)	65.7	123.4
Foreign	(28.1)	(1.9)	8.3
Total deferred expense (benefit)	(108.5)	63.8	131.7
Total income tax expense (benefit)	$164.3	$73.3	$168.4

The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Federal income tax rate:	21.0%	21.0%	21.0%
Reconciling items:
Non-taxable investment income	(0.2)	(0.4)	(0.3)
Foreign earnings (1)	0.2	2.2	1.0
Non-deductible compensation	0.6	0.8	0.7
Change in liability for prior year tax (2)	(0.8)	(2.8)	(0.4)
Change in valuation allowance	(0.6)	(0.4)	(0.2)
Other	0.2	0.5	—
Effective income tax rate:	20.4%	20.9%	21.8%

(1)Results for 2023, 2022, and 2021 primarily include the impact of foreign earnings taxed at different rates.
(2)The change in liability for prior year tax in 2022 was primarily related to a foreign derived intangible income benefit of $9.2 million taken on an amended 2019 income tax return.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$(18.5)	$(18.5)	$(15.6)
Additions based on tax positions related to the current year	(0.9)	(0.6)	(0.6)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(0.5)	(0.2)	(5.9)
Reductions for tax positions of prior years	2.9	0.8	3.6
Lapses	—	—	—
Balance at end of year	$(17.0)	$(18.5)	$(18.5)

Total unrecognized tax benefits of $19.2 million, $20.4 million and $19.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2023, 2022, and 2021, the Company recognized approximately $0.4 million, $0.7 million and $(0.1) million, respectively, of interest expense (benefit) related to income tax matters. The Company had $2.8 million, $2.4 million and $1.7 million of interest accrued as of December 31, 2023, 2022 and 2021, respectively. The Company had no penalties accrued as of December 31, 2023, 2022, and 2021.
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
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2023	2022
Deferred Tax Assets
Policyholder and separate account reserves	$538.3	$610.6
Net operating loss carryforwards	43.4	42.3
Net unrealized appreciation on securities	87.7	141.1
Credit carryforwards	9.9	9.5
Employee and post-retirement benefits	8.6	7.0
Compensation related	43.9	38.3
Capital loss carryforwards	12.1	5.2
Other	65.3	44.6
Total deferred tax assets	809.2	898.6
Less valuation allowance	(16.1)	(23.6)
Deferred tax assets, net of valuation allowance	793.1	875.0
Deferred Tax Liabilities
Deferred acquisition costs	(1,161.0)	(1,300.0)
Investments, net	(0.6)	(9.6)
Intangible assets	(101.5)	(110.9)
Total deferred tax liabilities	(1,263.1)	(1,420.5)
Net deferred income tax liabilities	$(470.0)	$(545.5)

A cumulative valuation allowance of $16.1 million existed as of December 31, 2023 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2023	2022
Federal net operating loss carryforwards	$—	$18.4
Foreign net operating loss carryforwards (1)	$164.9	$154.6
(1)Of the $164.9 million as of December 31, 2023, $46.9 million expires between 2023 and 2038, and $118.0 million has an unlimited carryforward.

13. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2023	2022	2021
Beginning balance	$9,677.1	$8,811.0	$7,393.5
Costs deferred	4,409.8	4,528.7	4,685.5
Amortization	(4,119.7)	(3,662.6)	(3,268.0)
Ending balance	$9,967.2	$9,677.1	$8,811.0

14. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2023	2022
Land	$6.5	$10.0
Buildings and improvements	141.6	229.4
Furniture, fixtures and equipment	91.6	119.7
Software	838.7	693.4
Total	1,078.4	1,052.5
Less accumulated depreciation	(392.6)	(407.4)
Total	$685.8	$645.1

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $109.3 million, $86.3 million and $73.8 million, respectively. Depreciation expense is included in underwriting, selling, general and administrative expenses in the consolidated statements of operations.
The assets of the Miami, Florida office met held-for-sale criteria in second quarter 2023 and was reclassified from property and equipment, net, to other assets in the consolidated balance sheet as of December 31, 2023. The Company has ceased depreciation of these assets which are recorded at carrying value of $46.0 million as of December 31, 2023, which is less than the estimated fair value less estimated costs to sell. During third quarter 2023, the Company submitted an agreement to a potential acquiror, which is subject to review, approval, execution and other conditions. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

15. Goodwill
The Company has assigned goodwill to its reporting units for impairment testing purposes. The Company has three reporting units consisting of two reporting units within the Global Lifestyle operating segment, Connected Living and Global Automotive, and Global Housing (whereby the reporting unit for impairment testing was at the operating segment level). In 2023, the Company reassessed its reporting units and determined that the Global Financial Services component should be aggregated with other business components within the Connected Living reporting unit because the business is managed by the same business leader and have similar economic characteristics as required by the aggregation criteria. The new combined Connected Living reporting unit meets the accounting definition of a single reporting unit.
Quantitative Impairment Testing
For the annual October 1, 2023 goodwill impairment test, the Company performed quantitative tests for all reporting units with goodwill (Connected Living, Global Automotive and Global Housing).
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
While DDM and Guideline Company valuation methodologies were considered in assessing fair value, the DDM was weighted more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise, and also considering the lack of directly-comparable peer companies. Based on the quantitative assessment performed as of October 1, 2023, the Company concluded that the estimated fair values of the Global Lifestyle and Global Housing reporting units exceeded their respective book values and therefore determined that the assigned goodwill was not impaired.
Sharing Economy and Small Commercial Businesses Impairment
In second quarter of 2022, $7.8 million of goodwill, previously included in Global Housing, was allocated to the sharing economy and small commercial businesses which are included within non-core operations in Corporate and Other. During the fourth quarter of 2022, the Company identified impairment indicators impacting the fair value of the sharing economy and small commercial businesses, including a decline in long-term economic performance. The fair value of the sharing economy and small commercial businesses was determined using a discounted cash flow method which calculated the present value of the run-off results and considered all aspects of the business including investment assumptions. The fair value calculated in the fourth quarter of 2022 was lower than the carrying value of the run-off businesses, resulting in the pre-tax and after-tax impairment charge of the entire goodwill of $7.8 million. The goodwill impairment charge was reported separately in the consolidated statements of operations for the year ended December 31, 2022, with a corresponding reduction to goodwill in the consolidated balance sheet as of December 31, 2022.
A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Corporate and Other		Consolidated
Balance at December 31, 2021 (2)	$2,192.1	$379.5	$—		$2,571.6
Acquisitions (3)	15.2	37.4	—		52.6
Impairments (4)	—	—	(7.8)		(7.8)
Foreign currency translation and other (4)	(13.4)	(7.8)	7.8		(13.4)
Balance at December 31, 2022 (2)	2,193.9	409.1	—		2,603.0
Transfers (5)	92.4	(92.4)	—	—	—
Foreign currency translation and other	5.8	—	—		5.8
Balance at December 31, 2023 (2)	$2,292.1	$316.7	$—		$2,608.8

(1)As of December 31, 2023, $785.2 million and $1,506.9 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively. As of December 31, 2022, $761.0 million and $1,432.9 million of goodwill was assigned to the Connected Living (including Global Financial Services which was aggregated with Connected Living in 2023) and Global Automotive reporting units, respectively.
(2)Consolidated goodwill reflects $1,413.7 million of accumulated impairment losses at December 31, 2023 and 2022 and $1,405.9 million of accumulated impairment losses at December 31, 2021.
(3)The change during the year ended December 31, 2022 includes goodwill from the acquisition of ALI and a less significant acquisition. Refer to Note 3 for further information.
(4)The change during the year ended December 31, 2022 includes $7.8 million of goodwill being moved from Global Housing to Corporate and Other as part of the transfer of the sharing economy and small commercial businesses, previously reported through the Company’s Global Housing segment.
(5)The change during the year ended December 31, 2023 is related to the transfer of certain specialty products, mainly the commercial equipment business, from Global Housing to Global Lifestyle, effective January 1, 2023.

16. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$262.8	$583.4	$1,152.2
Additions	—	1.9	—
Amortization, net of interest accrued	(179.2)	(322.8)	(567.9)
Foreign currency translation and other	0.3	0.3	(0.9)
Ending balance	$83.9	$262.8	$583.4
As of December 31, 2023, the outstanding VOBA balance is primarily related to the 2018 acquisition of TWG within the Global Lifestyle segment.
As of December 31, 2023, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2024	$76.1
2025	3.6
2026	1.7
2027	1.4
2028	0.7
Thereafter	0.4
Total	$83.9
Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2023			2022
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Purchased intangible assets	$931.2	$(474.9)	$456.3	$956.5	$(420.2)	$536.3
Operating intangible assets	180.4	(79.9)	100.5	154.1	(62.1)	92.0
Total finite-lived intangible assets	1,111.6	(554.8)	556.8	1,110.6	(482.3)	628.3
Total indefinite-lived intangible assets	10.3	—	10.3	10.6	—	10.6
Total other intangible assets	$1,121.9	$(554.8)	$567.1	$1,121.2	$(482.3)	$638.9

Purchased intangible assets primarily consist of contract based and customer related intangibles related to acquisitions over the past few years. Operating intangible assets primarily consist of customer related intangibles. These intangible assets are amortized over their useful lives.
Amortization of other intangible assets is as follows as of the dates indicated:

	Years Ended December 31,
	2023	2022	2021
Purchased intangible assets	$77.9	$69.7	$65.8
Operating intangible assets	20.2	24.8	23.1
Total	$98.1	$94.5	$88.9
The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Purchased Intangible Assets	Operating Intangible Assets	Total
2024	$69.6	$23.4	$93.0
2025	66.0	24.0	90.0
2026	61.1	21.5	82.6
2027	50.2	17.9	68.1
2028	44.4	11.7	56.1
Thereafter	165.0	2.0	167.0
Total other intangible assets with finite lives	$456.3	$100.5	$556.8

17. Reserves
Short Duration Contracts
Continuing Business (Global Lifestyle and Global Housing)
The Company’s short duration contracts include products and services within the Global Lifestyle and Global Housing segments. The main product lines for Global Lifestyle include mobile device protection, extended service contracts for consumer electronics and appliances, and credit and other insurance. The main product lines for Global Housing include lender-placed homeowners, manufactured housing and flood insurance; voluntary manufactured housing, condominium and homeowners insurance; and renters insurance.
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
Long Duration Contracts
The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	Years Ended December 31,
	2023	2022	2021
Present value of expected net premiums
Balance, beginning of period	$34.2	$37.1	$44.4
Beginning balance at original discount rate	33.4	29.2	33.7
Effect of changes in cash flow assumptions (1)	1.5	9.4	(3.2)
Effect of actual variances from expected experience	3.5	(2.7)	(2.4)
Adjusted beginning of period balance	38.4	35.9	28.1
Experience variance (2)	—	(0.3)	2.4
Interest accrual	2.8	4.6	6.0
Net premiums collected	(4.7)	(6.8)	(7.3)
Ending balance at original discount rate	36.5	33.4	29.2
Effect of changes in discount rate assumptions	(0.1)	0.8	7.9
Balance, end of period	$36.4	$34.2	$37.1

Present value of expected future policy benefits
Balance, beginning of period	$462.4	$658.5	$683.2
Beginning balance at original discount rate	444.4	430.0	421.7
Effect of changes in cash flow assumptions (1)	—	12.3	(1.2)
Effect of actual variances from expected experience	4.4	(3.3)	(2.7)
Adjusted beginning of period balance	448.8	439.0	417.8
Experience variance (2)	1.0	(1.2)	(0.4)
Interest accrual	19.5	24.7	29.3
Benefit payments	(16.3)	(18.1)	(16.7)
Ending balance at original discount rate	453.0	444.4	430.0
Effect of changes in discount rate assumptions	(2.4)	18.0	228.5
Balance, end of period	$450.6	$462.4	$658.5

Net future policy benefits and expenses	$414.2	$428.2	$621.4
Related reinsurance recoverable	414.2	428.2	621.4
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	12.0	12.7	13.0
(1)The increase for the years ending December 31, 2023 and 2022 was primarily due to historical experience reflecting a decreasing trend in lapse and mortality rates on the long-term care insurance products. The decrease for the year ending December 31, 2021 was primarily due to reduced expense assumptions.

(2)Experience variance includes adverse development resulting from the allocation of the premium deficiency reserve to the cohort level for issue years where net premiums exceed gross premiums.

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	December 31, 2023	December 31, 2022
Long-term care	$414.2	$428.2
Other	73.0	79.7
Total	$487.2	$507.9
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	December 31, 2023	December 31, 2022
Expected future benefits payments	$829.3	$850.0
Expected future gross premiums	$69.4	$76.2
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022	2021
Gross premiums	$1.5	$1.7	$1.9
Interest expense (original discount rate)	$5.6	$4.7	$5.1
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	December 31, 2023	December 31, 2022
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	6.01%	5.52%
Concurrent with the transition period beginning January 1, 2021 for the adoption of ASU 2018-12, the Company elected to account for the long-term care insurance contracts using reserve updates on a quarter lag whereby the September 30, 2020 cash flow and other assumptions are used for the pre-adoption December 31, 2020 future policy benefits and expenses reserve. Under the modified retrospective method, the long-term care insurance contracts are grouped into cohorts based on the contract’s issue year. Premium deficiency reserves are allocated proportional to the cohort’s reserve balance as of the transition date of December 31, 2020. At the cohort level, the NPR calculation is performed, and the unlocking of the NPR for cohorts in excess of 100% is recognized through opening retained earnings. A balance sheet remeasurement of the revised future policy benefits and expenses reserve is recorded using the current discount rate as of December 31, 2020 with the remeasurement amount recorded through AOCI.
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
The following table illustrates the impact of adoption on the long-term care insurance contracts:

Future Policy Benefits and Expenses, pre-adoption December 31, 2020	$386.4
Effect of the remeasurement of the liability at current discount rate	250.8
Adjustment for loss contracts with NPR in excess of 100% under the modified retrospective approach	1.6
Adjusted balance, beginning of January 1, 2021	638.8
Less: reinsurance recoverable	(638.8)
Future Policy Benefits and Expenses, beginning of year January 1, 2021, net of reinsurance	$—
The following presents the effect of transition adjustments on consolidated stockholders’ equity:

January 1, 2021
Retained Earnings	Accumulated Other Comprehensive Loss
$(1.6)	$(250.8)
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and are comprised of case and IBNR reserves. These balances do not include the recoverable amounts related to certain high deductible policies in the sharing economy business, included in the non-core operations, for which the Company is responsible for paying the entirety of the claim and is subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2023, the Company had exposure of $369.5 million of reserves below the deductible that it would be responsible for if the clients were to default on their contractual obligation to pay the deductible. Refer to Note 5 for more information on the evaluation of the credit risk exposure from these recoverables.
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

	Years Ended December 31,
	2023	2022	2021
Claims and benefits payable, at beginning of year	$2,210.0	$1,523.0	$1,510.4
Less: Reinsurance ceded and other	(1,228.8)	(744.1)	(741.0)
Net claims and benefits payable, at beginning of year	981.2	778.9	769.4
Incurred losses and loss adjustment expenses related to:
Current year	2,548.4	2,304.3	2,213.5
Prior years	(26.6)	55.5	(11.6)
Total incurred losses and loss adjustment expenses	2,521.8	2,359.8	2,201.9
Paid losses and loss adjustment expenses related to:
Current year	1,802.3	1,648.1	1,687.3
Prior years	598.1	509.4	505.1
Total paid losses and loss adjustment expenses	2,400.4	2,157.5	2,192.4
Net claims and benefits payable, at end of year	1,102.6	981.2	778.9
Plus: Reinsurance ceded and other (1) (2)	886.6	1,228.8	744.1
Claims and benefits payable, at end of year (1)	$1,989.2	$2,210.0	$1,523.0
(1)Includes reinsurance recoverables and claims and benefits payable of $123.6 million, $424.3 million and $143.8 million as of December 31, 2023, 2022 and 2021, respectively, which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
(2)The balance reflects a $2.0 million transfer to liabilities held for sale as of December 31, 2021.

A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2023	2022	2021
Global Lifestyle	$(23.6)	$(45.4)	$(32.9)
Global Housing	(37.1)	28.9	6.7
Non-core operations	40.1	77.4	23.3
All Other	(6.0)	(5.4)	(8.7)
Total	$(26.6)	$55.5	$(11.6)
The Company experienced net favorable loss development for the year ended December 31, 2023, net unfavorable loss development for the year ended December 31, 2022, and net favorable loss development for the year ended December 31, 2021. Global Lifestyle experienced net favorable development in 2023, 2022 and 2021 of $23.6 million, $45.4 million and $32.9 million, respectively. The decrease in net favorable development from 2022 to 2023 was primarily due to Global Automotive ancillary products as the used car market began to normalize in 2023 and the high net favorable development experienced in 2022 did not repeat. Global Housing experienced net favorable loss development of $37.1 million in 2023 as claim experience for lender-placed homeowners insurance developed favorably due to easing inflation and legislation reform in Florida. Global Housing experienced net unfavorable development of $28.9 million in 2022 primarily due to lender-placed homeowners insurance affected by longer claim settlement lags and inflationary impacts. Global Housing experienced net unfavorable development of $6.7 million in 2021, primarily attributable to prior year reportable catastrophes. The non-core operations, which includes the sharing economy and small commercial businesses, contributed net unfavorable loss development of $40.1 million, $77.4 million, and $23.3 million in 2023, 2022 and 2021, respectively. A more detailed explanation of the claims development from Global Lifestyle, Global Housing and non-core operations is presented below, including claims development by accident year. Reserves for the longer-tail property and casualty coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for claims incurred in prior years.
The following tables represent the Global Lifestyle, Global Housing and non-core operations incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2023. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances.
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
•Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rates at December 31, 2023. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
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
•Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2023 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.
Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2023
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
2019	$1,524.0	$1,505.8	$1,502.4	$1,501.2	$1,499.8	$0.5	9,890,635
2020		1,456.0	1,427.6	1,428.1	1,425.6	0.8	9,658,308
2021			1,363.2	1,308.2	1,304.9	3.2	9,809,037
2022				1,398.1	1,381.5	9.4	9,367,577
2023					1,632.1	182.9	7,598,189
				Total	$7,243.9

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
2019	$1,299.9	$1,485.4	$1,492.6	$1,495.3	$1,496.6
2020		1,227.9	1,410.4	1,417.4	1,419.5
2021			1,129.9	1,294.2	1,298.7
2022				1,168.6	1,366.6
2023					1,365.5
Total					$6,946.9
Outstanding claims and benefits payable before 2019, net of reinsurance					7.3
Claims and benefits payable, net of reinsurance					$304.3

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
86.2%	13.1%	0.4%	0.2%	0.1%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.

Using the December 31, 2023 foreign exchange rates for all years, Global Lifestyle experienced $23.6 million of net favorable loss development for the year ended December 31, 2023, compared to net favorable loss development of $45.4 million and $32.9 million for the years ended December 31, 2022 and 2021, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2019. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Development from Global Lifestyle is attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. For the year ended December 31, 2023, the Global Lifestyle net favorable development of $23.6 million was attributable to Connected Living which contributed $26.2 million comprised of $14.7 million from credit and other insurance, $6.0 million from mobile and $5.5 million from extended service contracts. The favorable development from credit and other insurance was primarily due to favorable runoff of credit products in Europe and from Canada credit and travel programs where loss assumptions related to inflation and COVID-19 did not materialize. For extended service contracts, improving data maturity on a large client resulted in favorable reserve refinements. Global Automotive experienced net unfavorable development of $2.7 million, driven by inflationary impacts on parts and labor costs. For the year ended December 31, 2022, the Global Lifestyle net favorable development was primarily attributable to reserve releases in Global Automotive ancillary products due to the strong used vehicle market. For the year ended December 31, 2021, the release of reserves associated with potential COVID-19-related claims that have not materialized was a contributing factor.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year were $0.3 million, $(0.4) million, and $(0.7) million for the years ended December 31, 2023, 2022 and 2021, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2023
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
2019	$729.9	$712.7	$714.3	$722.8	$721.3	$6.8	182,659
2020		804.2	804.8	834.5	848.9	21.0	191,156
2021			784.0	769.0	770.5	34.1	194,363
2022				862.4	809.4	89.3	185,983
2023					901.4	387.6	163,511
				Total	$4,051.5

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
2019	$481.4	$656.2	$691.8	$709.3	$712.7
2020		528.9	730.1	793.0	820.8
2021			517.6	690.3	727.8
2022				467.7	701.3
2023					450.9
Total					$3,413.5
Outstanding claims and benefits payable before 2019, net of reinsurance					12.4
Claims and benefits payable, net of reinsurance					$650.4

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
64.2%	26.2%	6.1%	3.0%	0.5%
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

For the year ended December 31, 2023, Global Housing experienced $37.1 million of net favorable loss development, compared to net unfavorable loss development of $28.9 million and $6.7 million for the years ended December 31, 2022 and 2021, respectively. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2019. For the year ended December 31, 2023, the net favorable development for Global Housing was attributable to non-catastrophe claim experience for lender-placed homeowners insurance, primarily accident year 2022, due to favorable inflation and frequency trends and legislative reforms in Florida. Unfavorable development on prior catastrophes, Winter Storm Elliott from accident year 2022 and Tropical Storm Eta from accident year 2020, partially offset the net favorable development. For the year ended December 31, 2022, the net unfavorable development for Global Housing was attributable to lender-placed homeowners insurance due to rising loss costs from inflation impacting recent accident years, coupled with lengthening claim settlement lags and Tropical Storm Eta development from accident year 2020. For the year ended December 31, 2021, the net unfavorable development for Global Housing was attributable to lender-placed homeowners insurance, primarily accident year 2020, due to longer claim settlement lags for water damage claims and inflation.
Non-core Operations Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2023
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
2019	$117.2	$133.6	$146.8	$163.3	$157.8	$14.6	22,846
2020		39.1	40.4	63.2	77.6	17.3	22,956
2021			38.9	62.2	87.1	29.7	20,421
2022				34.4	40.4	19.4	12,193
2023					6.3	3.0	1,033
				Total	$369.2

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2019 Unaudited	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023
2019	$56.7	$95.8	$116.1	$131.3	$142.4
2020		14.8	22.8	35.4	53.5
2021			12.8	27.4	47.3
2022				7.2	15.3
2023					2.9
Total					$261.4
Outstanding claims and benefits payable before 2019, net of reinsurance					6.7
Claims and benefits payable, net of reinsurance					$114.5

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
31.2%	21.0%	20.2%	19.3%	8.3%
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

For the years ended December 31, 2023, 2022 and 2021, non-core operations contributed net unfavorable loss development of $40.1 million, $77.4 million, and $23.3 million, including $(0.5) million, $15.3 million and $16.2 million from small commercial and $40.6 million, $62.1 million and $7.1 million from sharing economy products, respectively. The Company stopped writing new small commercial business in 2019 and the claims are in runoff. For the year ended December 31, 2023, the net unfavorable development in sharing economy was attributable to reserve increases related to higher frequency expectations for the number of claims closed with indemnity payment and total reported claims, primarily for accident years 2020 and 2021. In second quarter 2023, the Company entered into a retroactive reinsurance treaty to cover certain known losses and adverse development up to a $50.0 million aggregate limit, relating to the small commercial business. For the year ended December 31, 2022, the net unfavorable development from sharing economy was driven by emerging adverse claim development trends on known claims as well as reserve assumption revisions to reflect relevant industry benchmarks. Both sharing economy and small commercial experienced unfavorable development in 2022 on known claims driven by social inflation and the release of the backlog from courts reopening after COVID-19. For the year ended December 31, 2021, the net unfavorable development for sharing economy products and small commercial was due to reserve strengthening associated with prior reported claims and was across multiple accident years.
Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2023
Net outstanding liabilities
Global Lifestyle	$304.3
Global Housing	650.4
Non-core operations	114.5
Other short-duration insurance lines (1)	16.7
Disposed business short-duration insurance lines (Assurant Health)	1.1
Claims and benefits payable, net of reinsurance	1,087.0

Reinsurance recoverable on unpaid claims
Global Lifestyle (2)	464.0
Global Housing	328.4
Non-core operations	76.2
Other short-duration insurance lines (1)	1.8
Disposed business short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	14.2
Total reinsurance recoverable on unpaid claims	884.6

Insurance lines other than short-duration (3)	2.3
Unallocated claim adjustment expense	15.3
Total claims and benefits payable	$1,989.2
(1)Asbestos and pollution reserves represents $14.7 million of the other short-duration insurance lines, with $1.2 million recoveries.
(2)Disposed of property and casualty business represents $162.8 million of the $464.0 million in reinsurance recoverables for Global Lifestyle.
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

	December 31,
	2023	2022
Ceded future policyholder benefits and expense	$339.9	$354.3
Ceded unearned premium	5,265.2	5,162.2
Ceded claims and benefits payable	971.4	1,313.7
Ceded paid losses	72.7	169.2
Total	$6,649.2	$6,999.4
A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for the reinsurers in new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2023 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$330.2	$81.7	$288.5	$5.7	$706.1
A or A-	3.9	142.9	67.5	0.4	214.7
B++ or B+	5.5	5.4	1.5	—	12.4
Not Rated (1)	0.3	5,035.2	613.9	71.4	5,720.8
Total	339.9	5,265.2	971.4	77.5	6,654.0
Less: Allowance	—	—	—	(4.8)	(4.8)
Net reinsurance recoverable	$339.9	$5,265.2	$971.4	$72.7	$6,649.2
(1)Not Rated ceded claims and benefits payable included reinsurance recoverables of $123.6 million as of December 31, 2023 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.

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
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2023			2022			2021
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$14.4	$18,308.4	$18,322.8	$19.3	$17,475.3	$17,494.6	$96.6	$15,813.5	$15,910.1
Premiums assumed	—	186.4	186.4	—	196.7	196.7	—	168.5	168.5
Premiums ceded	(7.9)	(9,113.3)	(9,121.2)	(12.3)	(8,913.7)	(8,926.0)	(88.5)	(7,418.0)	(7,506.5)
Net earned premiums	$6.5	$9,381.5	$9,388.0	$7.0	$8,758.3	$8,765.3	$8.1	$8,564.0	$8,572.1
Direct policyholder benefits	$36.5	$7,568.2	$7,604.7	$55.6	$7,616.8	$7,672.4	$322.2	$5,948.5	$6,270.7
Policyholder benefits assumed	—	241.9	241.9	—	163.4	163.4	—	139.0	139.0
Policyholder benefits ceded	(31.8)	(5,293.0)	(5,324.8)	(51.8)	(5,424.2)	(5,476.0)	(315.0)	(3,892.8)	(4,207.8)
Net policyholder benefits	$4.7	$2,517.1	$2,521.8	$3.8	$2,356.0	$2,359.8	$7.2	$2,194.7	$2,201.9

The Company had zero invested assets held in trusts or by custodians as of December 31, 2023 and 2022, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, segment client risk and profit sharing and business divestitures.
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
Segment Client Risk and Profit Sharing
The Global Lifestyle and Global Housing segments write business produced by their clients, such as mobile providers, auto dealers, mortgage lenders and servicers, and financial institutions, and reinsure all or a portion of such business to insurance subsidiaries of some clients. Such arrangements allow significant flexibility in structuring the sharing of risks and profits on the underlying business.
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
Business Divestitures
The Company has used reinsurance to sell certain businesses in the past because the businesses shared legal entities with operating segments that the Company retained. Assets backing reserves reinsured under these sales are mainly held in trusts or separate accounts. If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts or the separate accounts, if any, could prove insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverables relating to these divestitures amounted to $599.7 million as of December 31, 2023, of which $416.0 million was attributable to John Hancock, which reinsures the long-term care business and has an A.M. Best financial strength rating of A+ with a stable outlook.
In addition, the Company would be responsible for administering these businesses in the event of reinsurer insolvency. The Company does not currently have the administrative systems and capabilities to process these businesses. Accordingly, the Company would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. The Company might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.
As of December 31, 2023, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of John Hancock and the Company has not been obligated to fulfill any of its obligations. John Hancock has paid its obligations when due and there have been no disputes.

19. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.20% Senior Notes due September 2023	—	—	225.0	224.7
6.10% Senior Notes due February 2026	175.0	173.7	—	—
4.90% Senior Notes due March 2028	300.0	298.2	300.0	297.8
3.70% Senior Notes due February 2030	350.0	347.9	350.0	347.6
2.65% Senior Notes due January 2032	350.0	347.0	350.0	346.7
6.75% Senior Notes due February 2034	275.0	272.7	275.0	272.5
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (1)	400.0	397.0	400.0	396.5
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.1
Total Debt		$2,080.6		$2,129.9

(1)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter. Under the terms of the debt agreement, a substitute or successor base rate will be used if the LIBOR base rate has been discontinued.

For the years ended December 31, 2023, 2022 and 2021, interest expense was $108.0 million, $108.3 million and $111.8 million, respectively. Interest expense includes derivative related activities described in the interest rate derivatives section below. There was $33.5 million and $32.3 million of accrued interest as of December 31, 2023 and 2022, respectively.
Debt Issuances
Senior Notes
2026 Senior Notes: In February 2023, the Company issued senior notes due February 2026 with an aggregate principal amount of $175.0 million, which bear interest at a rate of 6.10% per year and were issued at a 0.035% discount to the public (the “2026 Senior Notes”). Interest on the 2026 Senior Notes is payable semi-annually in arrears on February 27 and August 27 of each year, beginning on August 27, 2023. Prior to January 27, 2026, the Company may redeem all or part of the 2026 Senior Notes at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus a make-whole premium as described in the 2026 Senior Notes and accrued and unpaid interest up to the redemption date. On or after that date, the Company may redeem all or part of the 2026 Senior Notes at any time at a redemption price equal to 100% of the outstanding principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest up to the redemption date.
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
•2023 Senior Notes: The second series of senior notes of $300.0 million in principal amount with interest at 4.20% per year, matured in September 2023 and was issued at a 0.233% discount to the public (the “2023 Senior Notes”). Interest on the 2023 Senior Notes was payable semi-annually. In March 2023 and June 2022, the Company redeemed $175.0 million and $75.0 million, respectively, of the then outstanding aggregate principal amount of the 2023 Senior Notes at a make-whole premium plus accrued and unpaid interest to the redemption date. In connection with the redemptions, the Company recognized a gain (loss) on extinguishment of debt of $0.1 million and $(0.9) million for the years ended December 31, 2023 and 2022. In September 2023, the remaining $50.0 million outstanding principal amount was paid upon maturity.
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
The interest rate payable on each of the 2026 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
In February 2004, the Company issued senior notes with an aggregate principal amount of $475.0 million at a 0.61% discount to the public, which bear interest at 6.75% per year and matures in February 2034. Interest is payable semi-annually. These senior notes are not redeemable prior to maturity. In December 2016 and August 2019, the Company completed cash tender offers of $100.0 million each in aggregate principal amount of such senior notes.
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
The Company made no borrowings using the Credit Facility during the year ended December 31, 2023 and no loans were outstanding as of December 31, 2023.
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $500.0 million was available at December 31, 2023.
The Company did not use the commercial paper program during the years ended December 31, 2023 or 2022 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2023 or 2022.
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

Interest Rate Derivatives
From time to time, the Company has entered into derivative transactions to hedge the risk associated with changes in interest rates in anticipation of debt issuances. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized deferred gains upon settlement that were reported through other comprehensive income. The deferred gains are recognized as a reduction in interest expense related to the 2023 Senior Notes (until maturity in September 2023), the 2026 Senior Notes, the 2028 Senior Notes and the 2048 Subordinated Notes on an effective yield basis. The amortization of the deferred gain was $2.8 million, $3.1 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining total deferred gain as of December 31, 2023 and 2022 was $10.8 million and $12.5 million, respectively.

20. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2023	2022	2021
Shares of common stock outstanding, beginning	52,830,381	55,754,113	57,967,808
Vested restricted stock and restricted stock units, net (1)	170,911	179,434	214,116
Issuance related to performance share units (1)	142,091	147,546	91,845
Issuance related to ESPP	131,815	96,846	113,555
Issuance related to MCPS	—	—	2,703,911
Shares of common stock repurchased	(1,319,204)	(3,347,558)	(5,337,122)
Shares of common stock outstanding, ending	51,955,994	52,830,381	55,754,113
(1)Vested restricted stock, restricted stock units and performance share units are shown net of shares of common stock retired to cover participant income tax liabilities.

The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B common stock and 400,001 shares of Class C common stock are authorized but have not been issued.
Stock Repurchase
In November 2023, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $600.0 million aggregate cost at purchase of its outstanding common stock. In January and May 2021, the Board authorized the Company to repurchase up to $600.0 million and $900.0 million, respectively, aggregate cost at purchase of its outstanding common stock.
During the year ended December 31, 2023, the Company repurchased 1,319,204 shares of the Company’s outstanding common stock at a cost of $200.0 million, exclusive of commissions, leaving $674.5 million remaining under the November 2023 and May 2021 repurchase authorizations at December 31, 2023. During the years ended December 31, 2022 and 2021, the Company repurchased 3,347,558 and 5,337,122 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $567.6 million and $844.4 million, respectively.
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

21. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
Long-Term Equity Incentive Plan
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (the “ALTEIP”), as amended and restated in November 2023, the Company is authorized to issue up to 1,840,112 new shares of the Company’s common stock to employees, officers and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights, restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance units (also known as performance share units or “PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
The Compensation and Talent Committee of the Board (the “Compensation Committee”) awards RSUs and PSUs annually. RSUs and PSUs are promises to issue actual shares of common stock at the end of a vesting period or performance period. Under the ALTEIP and the related equity grant policy, the Company’s CEO is authorized by the Board to grant common stock, restricted stock and RSUs to employees other than the Company’s Section 16 officers as CEO Equity Awards and On Cycle ALTEIP Awards. For the CEO Equity Awards, the Compensation Committee recommends total annual funding and the awards are expressed as a dollar amount converted into shares as of each grant date. Restricted stock and RSUs granted under the CEO Equity Awards program may have different vesting periods.
 Restricted Stock Units
The fair value of RSUs is estimated using the fair market value of a share of the Company’s common stock at the date of grant. The RSUs granted to employees under the ALTEIP are based on salary grade and performance and generally vest one-third each year over a three-year period. RSUs receive dividend equivalents in cash during the restricted period and do not have voting rights during the restricted period. RSUs granted to non-employee directors also vest one-third each year over a three-year period; however, issuance of vested shares and payment of dividend equivalents is deferred until separation from Board service.
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2022	561,602	$138.61
Grants (1)	293,161	116.76
Vests (2)	(247,515)	133.96
Forfeitures and adjustments	(29,631)	137.16
Restricted stock units outstanding at December 31, 2023	577,617	$129.58
Restricted stock units vested, but deferred at December 31, 2023	91,515	$94.92
(1)The weighted average grant date fair value for RSUs granted in 2022 and 2021 was $172.46 and $143.20, respectively.
(2)The total fair value of RSUs vested was $29.9 million, $47.0 million and $47.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table shows a summary of RSU compensation expense during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
RSU compensation expense	$31.7	$34.9	$32.8
Income tax benefit	(6.0)	(6.4)	(5.9)
RSU compensation expense, net of tax	$25.7	$28.5	$26.9

As of December 31, 2023, there was $19.6 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 0.99 years.

Performance Share Units
The number of shares of common stock a participant will receive upon vesting of a PSU award is contingent upon the Company’s performance with respect to selected metrics, as identified below. The payout levels can vary between 0% and 200% (maximum) of the target (100%) ALTEIP award amount, based on the Company’s level of performance against the selected metrics. PSUs accrue dividend equivalents during the performance period based on a target payout and will be paid in cash at the end of the performance period based on the actual number of shares issued.
The Compensation Committee has established two equally weighted performance measures for PSU awards:
•Total shareholder return relative to the S&P 500 Index (“market condition”), defined as appreciation in the Company’s common stock plus dividend yield to stockholders and will be measured by the performance of the Company relative to the S&P 500 Index over the three-year performance period.
•Adjusted earnings per diluted common share, excluding reportable catastrophes (“performance condition”) is a Company-specific profitability metric and is defined as the Company’s adjusted earnings, excluding reportable catastrophes, divided by the fully diluted weighted average common shares outstanding. This metric is an absolute metric that is measured against a three-year cumulative target established by the Compensation Committee at the award date and is not tied to the performance of peer companies. Prior to 2023, net operating income per diluted common share, excluding reportable catastrophes, was used as the company specific profitability metric.
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding at December 31, 2022	640,166	$139.01
Grants (1)	268,897	114.91
Vests (2)	(231,354)	86.55
Performance adjustment (3)	(47,161)	92.45
Forfeitures and adjustments	(31,793)	149.27
Performance share units outstanding at December 31, 2023	598,755	$151.63
(1)The weighted average grant date fair value for PSUs granted in 2022 and 2021 was $217.33 and $148.04, respectively.
(2)The total fair value of PSUs vested was $25.8 million, $42.8 million and $24.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Represents the change in PSUs issued based upon the attainment of performance goals established by the Company.
PSU grants above represent initial target awards and do not reflect potential increases or decreases resulting from the Company’s level of performance against the selected metrics to be determined at the end of the prospective performance period.
The fair value of the performance condition was estimated using the fair market value of a share of the Company’s common stock at the date of grant. The fair value of the market condition was estimated on the date of grant using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. Expected volatilities were based on the historical prices of the Company’s common stock and peer group, the expected term was assumed to equal the average of the vesting period of the PSUs and the risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

	For awards granted during the years ended December 31,
	2023	2022	2021
Expected volatility	26.84%	33.82%	34.14%
Expected term (years)	2.80	2.80	2.79
Risk free interest rate	3.93%	2.09%	0.29%

The following table shows a summary of PSU compensation expense during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
PSU compensation expense	$40.3	$24.8	$31.8
Income tax benefit	(5.8)	(3.7)	(3.3)
PSU compensation expense, net of tax	$34.5	$21.1	$28.5

As of December 31, 2023, there was $34.7 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.94 years.
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
In January 2024, the Company issued 65,049 shares of common stock at a discounted price of $113.26 for the offering period of July 1, 2023 through December 31, 2023. In January 2023, the Company issued 65,508 shares of common stock at a discounted price of $112.55 for the offering period of July 1, 2022 through December 31, 2022.
In July 2023, the Company issued 66,306 shares of common stock to employees at a discounted price of $113.15 for the offering period of January 1, 2023 through June 30, 2023. In July 2022, the Company issued 50,385 shares of common stock to employees at a discounted price of $140.64 for the offering period of January 1, 2022 through June 30, 2022.
The compensation expense recorded related to the ESPP was $3.1 million, $3.0 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The related income tax benefit for disqualified disposition was $0.1 million for the years ended December 31, 2023, 2022 and 2021.
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

	For awards issued during the years ended December 31,
	2023	2022	2021
Expected volatility	28.57 - 31.63%	20.96 - 25.05%	24.56 - 28.67%
Risk free interest rates	4.77 - 5.53%	0.22 - 2.52%	0.06 - 0.09%
Dividend yield	2.18 - 2.20%	1.54 - 1.73%	1.67 - 1.98%
Expected term (years)	0.5	0.5	0.5

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

22. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2023
	Foreign currency translation adjustment	Net unrealized gains (losses) on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive income (loss) before reclassifications	42.1	171.9	(0.6)	(17.6)	195.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	35.8	(0.7)	(9.7)	25.4
Net current-period other comprehensive income (loss)	42.1	207.7	(1.3)	(27.3)	221.2
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)

	Year Ended December 31, 2022
	Foreign currency translation adjustment	Net unrealized gains (losses) on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(67.1)	(808.7)	—	9.0	(866.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	38.9	(2.6)	(5.7)	30.6
Net current-period other comprehensive income (loss)	(67.1)	(769.8)	(2.6)	3.3	(836.2)
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)

	Year Ended December 31, 2021
	Foreign currency translation adjustment	Net unrealized gains on securities	Net unrealized gains on derivative transactions	Unamortized net (losses) on Pension Plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$(295.6)	$1,097.6	$14.7	$(106.9)	$709.8
Change in accumulated other comprehensive income (loss) before reclassifications	(31.0)	(215.9)	—	17.3	(229.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	(625.1)	(2.3)	(2.5)	(630.2)
Net current-period other comprehensive income (loss)	(31.3)	(841.0)	(2.3)	14.8	(859.8)
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2023	2022	2021
Foreign currency translation adjustment	$—	$—	$(0.8)	Underwriting, selling, general and administrative expenses (see Note 4)
	—	—	0.5	Provision for income taxes
	$—	$—	$(0.3)	Net of tax
Net unrealized gains (losses) on securities	$45.3	$49.2	$(797.8)	Net realized losses on investments and fair value changes to equity securities
	(9.5)	(10.3)	172.7	Provision for income taxes
	$35.8	$38.9	$(625.1)	Net of tax
Net unrealized gains on derivative transactions:
Amortization of deferred gain related to interest rate derivatives	$(3.4)	$(3.2)	$(2.8)	Interest expense
Amortization of deferred gain related to foreign exchange derivative	2.5	—	—	Underwriting, selling, general and administrative expenses
	(0.9)	(3.2)	(2.8)
	0.2	0.6	0.5	Provision for income taxes
	$(0.7)	$(2.6)	$(2.3)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.0	$4.4	$7.2	(1)
Amortization of prior service credit	(13.5)	(13.5)	(13.5)	(1)
Settlement loss	0.2	1.9	3.1	(1)
	(12.3)	(7.2)	(3.2)	Total before tax
	2.6	1.5	0.7	Provision for income taxes
	$(9.7)	$(5.7)	$(2.5)	Net of tax
Total reclassifications for the period	$25.4	$30.6	$(630.2)	Net of tax
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
The principal differences between SAP and GAAP are: (1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; (2) VOBA is not capitalized under SAP but is under GAAP; (3) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; (4) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; (5) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; (6) certain assets are not admitted for purposes of determining surplus under SAP; (7) methodologies used to determine the amounts of deferred taxes, intangible assets and goodwill are different under SAP than under GAAP; and (8) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP, and SAP allows net presentation of insurance reserves and reinsurance recoverables.
The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2023	2022	2021
Property and casualty companies	$529.4	$283.5	$468.0
Life and health companies	13.7	20.0	18.6
Total statutory net income	$543.1	$303.5	$486.6

	December 31,
	2023	2022
Property and casualty companies	$1,461.4	$1,472.2
Life and health companies	87.6	80.2
Total statutory capital and surplus	$1,549.0	$1,552.4

The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus amounts presented above do not include non-insurance subsidiaries and foreign insurance subsidiaries in accordance with SAP.
Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company’s insurance subsidiaries expect to exceed minimum RBC requirements as of December 31, 2023. In addition, all of our rated insurance subsidiaries currently maintain an A.M. Best financial strength rating of A.
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S. domiciled insurance subsidiaries could pay to the Company in 2024 without regulatory approval is approximately $592.4 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

24. Retirement and Other Employee Benefits
Defined Benefit Plans
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2023, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2024. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2023.
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
In February 2020, the Company amended the Retirement Health Benefits to terminate effective December 31, 2024 (the “Termination Date”). Benefits will be paid up to the Termination Date. The Retirement Health Benefits obligations were remeasured using a discount rate of 1.55%, selected based on a cash flow analysis using a bond yield curve as of February 29, 2020, and the fair market value of the Retirement Health Benefits assets as of February 29, 2020. The remeasurement resulted in a reduction to the Retirement Health Benefits obligations of $65.6 million and a corresponding prior service credit in AOCI, which will be reclassified from AOCI as it is amortized in the net periodic benefit cost over the remaining period until the Termination Date.

The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2023	2022	2023	2022
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(598.5)	$(832.3)	$(9.9)	$(15.3)
Interest cost	(30.5)	(18.0)	(0.4)	(0.1)
Actuarial gain (1)	(15.8)	187.3	0.3	0.6
Benefits paid	45.0	64.5	5.1	4.9
Projected benefit obligation at end of year	$(599.8)	$(598.5)	$(4.9)	$(9.9)
Change in plan assets
Fair value of plan assets at beginning of year	$641.8	$827.5	$29.4	$40.9
Actual return on plan assets	35.9	(139.9)	1.5	(6.8)
Employer contributions	5.4	20.0	0.2	0.2
Benefits paid (including administrative expenses)	(46.4)	(65.8)	(5.1)	(4.9)
Fair value of plan assets at end of year	$636.7	$641.8	$26.0	$29.4
Funded status at end of year	$36.9	$43.3	$21.1	$19.5
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
As of December 31, 2023 and 2022, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Fair value of plan assets	$636.7	$641.8	$—	$—	$636.7	$641.8
Projected benefit obligation	(550.1)	(547.7)	(49.7)	(50.8)	(599.8)	(598.5)
Funded status at end of year	$86.6	$94.1	$(49.7)	$(50.8)	$36.9	$43.3
Accumulated benefit obligation	$550.1	$547.7	$49.7	$50.8	$599.8	$598.5

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2023	2022	2023	2022
Assets	$86.6	$94.1	$21.1	$19.5
Liabilities	$(49.7)	$(50.8)	$—	$—

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2023	2022	2021	2023	2022	2021
Net (loss) gain	$(158.5)	$(137.5)	$(163.2)	$(1.8)	$(2.1)	$6.2
Prior service (cost) credit	(0.3)	(0.4)	(0.4)	13.4	27.2	40.8
	$(158.8)	$(137.9)	$(163.6)	$11.6	$25.1	$47.0

Components of net periodic benefit cost, recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Pension Benefits			Retirement Health Benefits
	2023	2022	2021	2023	2022	2021
Net periodic benefit cost
Interest cost	$30.5	$18.0	$15.2	$0.4	$0.1	$0.1
Expected return on plan assets	(40.9)	(27.5)	(27.3)	(1.5)	(1.4)	(1.5)
Amortization of prior service credit (cost)	—	0.1	0.1	(13.6)	(13.6)	(13.6)
Amortization of net loss (gain)	1.0	5.1	7.8	—	(0.7)	(0.6)
Curtailment/settlement loss	0.2	1.9	3.1	—	—	—
Net periodic benefit cost	$(9.2)	$(2.4)	$(1.1)	$(14.7)	$(15.6)	$(15.6)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Prior service cost	$—	$—	$—	$—	$—	—
Net (gain) loss	22.2	(18.6)	(20.1)	(0.2)	7.6	(0.9)
Amortization of prior service (cost) credit	—	(0.1)	(0.1)	13.6	13.6	13.6
Amortization of net (loss) gain	(1.2)	(7.0)	(10.9)	—	0.7	0.6
Total recognized in accumulated other comprehensive (loss) income	$21.0	$(25.7)	$(31.1)	$13.4	$21.9	$13.3
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$11.8	$(28.1)	$(32.2)	$(1.3)	$6.3	$(2.3)
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
Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31, 2023, 2022 and 2021:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.14%	5.42%	2.79%	5.11%	5.42%	2.68%	5.63%	5.36%	1.08%
Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31, 2023, 2022 and 2021:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rates:
Effective discount rate for benefit obligations	5.42%	2.79%	2.39%	5.42%	2.68%	2.20%	5.36%	1.08%	0.60%
Effective rate for interest on benefit obligations	5.34%	2.30%	1.80%	5.33%	2.05%	1.45%	5.37%	1.02%	0.55%
Expected long-term return on plan assets	5.70%	3.65%	3.65%	—%	—%	—%	5.70%	3.65%	3.65%
The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2023, 2022 and 2021. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 304 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 30 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was 5.6%, (16.9)% and 2.4% for the years ended December 31, 2023, 2022 and 2021 respectively.
The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2023	2022	2021
Health care cost trend rate assumed for next year:
Pre-65 Non-reimbursement Plan	5.6%	5.4%	5.5%
Post-65 Non-reimbursement Plan (Medical)	4.0%	4.2%	4.1%
Post-65 Non-reimbursement Plan (Rx)	7.0%	6.6%	6.9%
Pre-65 Reimbursement Plan	5.5%	5.4%	5.4%
Post-65 Reimbursement Plan	5.5%	5.4%	5.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%	4.0%
Year that the rate reaches the ultimate trend rate
Pre-65 Non-reimbursement Plan	2045	2045	2045
Post-65 Non-reimbursement Plan (Medical & Rx)	2045	2045	2045
Pre-65 Reimbursement Plan	2045	2045	2045
Post-65 Reimbursement Plan	2045	2045	2045
The assets of the Plans are managed to maximize their long-term pre-tax investment return, subject to the following dual constraints: minimization of required contributions and maintenance of solvency requirements. It is anticipated that periodic contributions to the Plans will, for the foreseeable future, be sufficient to meet benefit payments thus allowing the balance to be managed according to a long-term approach. The Benefit Plans Investment Committee (“BPIC”) for the Plans meets on a quarterly basis and reviews the re-balancing of existing fund assets and the asset allocation of new fund contributions.
The goal of the Company’s asset strategy is to ensure that the growth in the value of the Plans’ assets over the long-term, both in real and nominal terms, manages (controls) risk exposure. Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities. Diversification by asset classes stabilizes total results over short-term time periods. Each asset class is externally managed by outside investment managers appointed by the BPIC. Derivatives may be used consistent with the Plans’ investment objectives established by the BPIC. All securities must be U.S. Dollar denominated.
The BPIC oversees the investment of the Plans’ assets and periodically reviews the investment strategies, strategic asset allocation, liabilities and portfolio structure of the assets. After a 2017 review and considering the funded status of the Assurant Pension Plan, the BPIC transitioned plan assets to a new target asset allocation consisting of 80% fixed income, 10% real estate, 5% hedge funds and 5% equities.
The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2023, 82% of plan assets were invested in fixed maturity securities and 17%, 15% and 12% of those securities were concentrated in the energy and power, finance and real estate, and communication industries, respectively, with no exposure to any single creditor in excess of 4%, 5% and 12% of those industries, respectively. As of December 31, 2023, 6% of plan assets were invested in equity securities and 97% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.
The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2023 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2023
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$13.9	$—	$13.9
Equity securities:
Preferred stock	1.0	1.0	—
Mutual funds - U.S. listed large cap	35.2	35.2	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	164.1	—	164.1
Corporate - U.S. & foreign investment grade	344.1	—	344.1
Corporate - U.S. & foreign high yield	14.0	—	14.0
Other investments measured at net asset value (1)	111.8	—	—
Total financial assets (2)	$684.1	$36.2	$536.1
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $41.6 million, $5.9 million and $64.3 million as of December 31, 2023 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2023
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$0.6	$—	$0.6
Equity securities:
Mutual funds - U.S. listed large cap	1.4	1.4	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	6.7	—	6.7
Corporate - U.S. & foreign investment grade	14.0	—	14.0
Corporate - U.S. & foreign high yield	0.6	—	0.6
Other investments measured at net asset value (1)	4.6	—	—
Total financial assets (2)	$27.9	$1.4	$21.9
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $1.7 million, $0.3 million and $2.6 million as of December 31, 2023 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
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

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2024	$52.4	$5.0
2025	50.8	—
2026	52.3	—
2027	50.0	—
2028	49.1	—
2027 - 2031	226.6	—
Total	$481.2	$5.0

Defined Contribution Plan
The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $44.1 million for the years ended December 31, 2023 and 2022 and $40.3 million for the year ended December 31, 2021.
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

	Years Ended December 31,
	2023	2022	2021
Numerator
Net income from continuing operations	$642.5	$276.6	$602.9
Less: Preferred stock dividends	—	—	(4.7)
Net income from continuing operations attributable to common stockholders	642.5	276.6	598.2
Less: Common stock dividends paid	(152.3)	(150.2)	(157.6)
Undistributed earnings	$490.2	$126.4	$440.6

Net income from continuing operations attributable to common stockholders	$642.5	$276.6	$598.2
Add: Net income from discontinued operations	—	—	758.9
Net income attributable to common stockholders	$642.5	$276.6	$1,357.1

Denominator
Weighted average common shares outstanding used in basic per common share calculations	53,455,139	54,371,531	59,140,861
Incremental common shares from:
PSUs	294,808	348,036	403,316
ESPP	33,122	62,961	45,604
MCPS	—	—	533,913
Weighted average common shares outstanding used in diluted per common share calculations	53,783,069	54,782,528	60,123,694
Earnings per common share – Basic
Distributed earnings	$2.85	$2.76	$2.66
Undistributed earnings	9.17	2.33	7.45
Net income from continuing operations	12.02	5.09	10.11
Net income from discontinued operations	—	—	12.84
Net income attributable to common stockholders	$12.02	$5.09	$22.95
Earnings per common share – Diluted
Distributed earnings	$2.83	$2.74	$2.62
Undistributed earnings	9.12	2.31	7.41
Net income from continuing operations	11.95	5.05	10.03
Net income from discontinued operations	—	—	12.63
Net income attributable to common stockholders	$11.95	$5.05	$22.66

Average PSUs totaling 56,456, 52,982 and 2,063 for the years ended December 31, 2023, 2022 and 2021, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. There were no anti-dilutive MCPS for all three years presented.

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
In September 2023, the Company amended and extended the December 2022 plan to include additional actions within the initiatives described above, including further consolidation of its real estate portfolio and additional changes to its organizational structure. The Company now expects to complete these actions by mid-2024.

The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2023 and 2022, the cumulative costs incurred as of December 31, 2023 and the estimated total costs to be incurred. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs incurred for the year ended December 31,		Estimated Remaining Costs	Estimated Total Costs
	2023	2022
Transformational plan:
Severance and other employee benefits	$21.0	$31.7	$4.6	$57.3
Total transformational plan	21.0	31.7	4.6	57.3
Return to work strategy:
Contract exit costs	6.5	15.5	—	22.0
Fixed asset impairment	1.2	1.1	—	2.3
Right-of-use asset impairment	5.6	4.6	—	10.2
Total return to work strategy	13.3	21.2	—	34.5
Total restructuring and impairment charges	$34.3	$52.9	$4.6	$91.8

The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2022	$—	$5.6
Charges incurred	31.7	15.5
Cash payments	(2.4)	(1.8)
Balance at December 31, 2022	29.3	19.3
Charges incurred	23.0	8.8
Non-cash adjustment	(2.0)	(2.3)
Cash payments	(22.5)	(8.7)
Balance at December 31, 2023	$27.8	$17.1

27. Commitments and Contingencies
Leases
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.
As of December 31, 2023 and 2022, the lease liability was $35.3 million and $39.7 million, respectively, included in accounts payable and other liabilities in the consolidated balance sheets. As of December 31, 2023 and 2022, the right-of-use asset was $23.0 million and $29.6 million, respectively, included in other assets in the consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021 the operating lease cost recognized for leases with terms in excess of 12 months was $19.0 million, $18.1 million and $23.1 million respectively, and related cash outflows reducing the lease liability were $19.4 million, $19.3 million and $23.8 million, respectively. As of December 31, 2023, the weighted average remaining lease term and discount rate was 5.0 years and 5.0%, respectively. As of December 31, 2022, the weighted average remaining lease term and discount rate was 5.6 years and 4.4%, respectively. For the years ended December 31, 2023, 2022 and 2021 the short-term lease cost recognized for leases with terms of 12 months or less was $1.1 million, $1.5 million and $2.9 million, respectively.

At December 31, 2023, the lease liability by maturity is as follows:

2024	$15.8
2025	9.0
2026	7.0
2027	4.0
2028	1.4
Thereafter	0.6
Total future lease payments	37.8
Less: Imputed interest	(2.5)
Total lease liability	$35.3
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $2.9 million and $2.7 million of letters of credit outstanding as of December 31, 2023 and 2022, respectively.
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
The Company has established an accrued liability for certain legal and regulatory proceedings. The possible loss or range of loss resulting from such litigation and regulatory proceedings, if any, in excess of the amounts accrued is inherently unpredictable and uncertain. Consequently, no reasonable estimate can be made of any possible loss or range of loss in excess of the accrual. Although the Company cannot predict the outcome of any pending legal or regulatory proceeding, or the potential losses, fines, penalties or equitable relief, if any, that may result, it is possible that such outcome could have a material adverse effect on the Company’s consolidated results of operations or cash flows for an individual reporting period. However, on the basis of currently available information, management does not believe that the pending matters are likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition.

Assurant, Inc.

Schedule I – Summary of Investments Other – Than – Investments in Related Parties

	December 31, 2023
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$68.9	$65.2	$65.2
States, municipalities and political subdivisions	159.2	149.2	149.2
Foreign governments	483.1	479.8	479.8
Asset-backed	891.4	873.8	873.8
Commercial mortgage-backed	383.1	330.2	330.2
Residential mortgage-backed	534.7	486.0	486.0
U.S. corporate	3,300.5	3,130.4	3,130.4
Foreign corporate	1,471.5	1,397.5	1,397.5
Total fixed maturity securities	7,292.4	6,912.1	6,912.1
Equity securities:
Common stocks	39.9	17.9	17.9
Non-redeemable preferred stocks	203.2	188.5	188.5
Mutual funds	17.0	16.6	16.6
Total equity securities	260.1	223.0	223.0
Commercial mortgage loans on real estate	328.7		328.7
Short-term investments	258.1		258.1
Other investments	499.0		499.0
Total investments	$8,638.3		$8,220.9

Assurant, Inc.

Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2023	2022
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$5,945.1	$5,670.9
Fixed maturity securities available for sale, at fair value (amortized cost – $492.2 and $326.0 at December 31, 2023 and 2022, respectively)	488.6	306.1
Short-term investments	15.7	16.2
Other investments	79.5	83.0
Total investments	6,528.9	6,076.2
Cash and cash equivalents	106.2	126.8
Receivable from subsidiaries, net	77.7	81.8
Income tax receivable	10.9	13.0
Accrued investment income	4.6	2.4
Property and equipment, at cost less accumulated depreciation	327.5	197.5
Other assets	126.2	169.7
Total assets	$7,182.0	$6,667.4
Liabilities
Accounts payable and other liabilities	$291.9	$308.8
Debt	2,080.6	2,129.9
Total liabilities	2,372.5	2,438.7
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 54,252,083 and 55,126,470 shares issued and 51,955,994 and 52,830,381 shares outstanding at December 31, 2023 and 2022, respectively	0.6	0.6
Additional paid-in capital	1,668.5	1,637.8
Retained earnings	4,028.2	3,699.3
Accumulated other comprehensive loss	(765.0)	(986.2)
Treasury stock, at cost; 2,296,089 shares at December 31, 2023 and 2022	(122.8)	(122.8)
Total stockholders’ equity	4,809.5	4,228.7
Total liabilities and stockholders’ equity	$7,182.0	$6,667.4

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Revenues
Net investment income	$21.0	$13.8	$12.6
Net realized losses on investments and fair value changes to equity securities	(9.8)	(35.8)	(1.3)
Fees and other income	318.8	283.9	290.5
Equity in net income of subsidiaries	786.3	462.1	805.6
Total revenues	1,116.3	724.0	1,107.4
Expenses
General and administrative expenses	419.0	402.4	426.8
Interest expense	108.0	108.3	111.8
(Gain) loss on extinguishment of debt (Note 19 to the Consolidated Financial Statements)	(0.1)	0.9	20.7
Total expenses	526.9	511.6	559.3
Income from continuing operations before benefit for income taxes	589.4	212.4	548.1
Benefit for income taxes	(53.1)	(64.2)	(54.8)
Net income from continuing operations	642.5	276.6	602.9
Net income from discontinued operations (Note 4 to the Consolidated Financial Statements)	—	—	758.9
Net income attributable to stockholders	$642.5	$276.6	$1,361.8

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.

Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Net income	$642.5	$276.6	$1,361.8
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(3.4), $4.5 and $1.2 for the years ended December 31, 2023, 2022 and 2021, respectively	29.0	(20.2)	(7.8)
Change in unrealized gains on derivative transactions, net of taxes of $0.3, $0.7 and $0.6 for the years ended December 31, 2023, 2022 and 2021, respectively	(1.3)	(2.6)	(2.3)
Change in foreign currency translation, net of taxes of $0.0, $0.4 and $(0.4) for the years ended December 31, 2023, 2022 and 2021, respectively	—	(1.4)	1.4
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $7.2, $(0.8) and $(3.9) for the years ended December 31, 2023, 2022 and 2021, respectively	(27.1)	3.0	14.6
Change in subsidiary other comprehensive income	220.6	(815.0)	(865.7)
Total other comprehensive income (loss)	221.2	(836.2)	(859.8)
Total comprehensive income attributable to stockholders	$863.7	$(559.6)	$502.0

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Operating Activities
Net cash provided by operating activities - discontinued operations	$—	$—	$11.7
Net cash provided by operating activities - continuing operations	345.1	209.0	385.5
Net cash provided by operating activities	345.1	209.0	397.2
Investing Activities
Sales of:
Fixed maturity securities available for sale	183.4	659.0	575.0
Equity securities	—	5.0	0.8
Other invested assets	8.0	2.2	4.7
Property, buildings and equipment	1.0	3.1	0.1
Subsidiary, net of cash transferred (1)	—	4.8	1,342.9
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	172.2	178.4	70.9
Purchases of:
Fixed maturity securities available for sale	(155.4)	(3.9)	(1,231.4)
Equity securities	—	(1.5)	—
Other invested assets	—	(0.2)	(0.7)
Property and equipment and other	(175.1)	(145.6)	(123.1)
Capital contributed to subsidiaries	(8.9)	(91.8)	(67.0)
Return of capital contributions from subsidiaries	7.1	10.5	2.5
Change in short-term investments	3.4	33.4	(76.6)
Other	—	(0.1)	—
Net cash provided by investing activities	35.7	653.3	498.1
Financing Activities
Issuance of debt, net of issuance costs (Note 19 to the Consolidated Financial Statements)	173.2	—	347.2
Repayment of debt (Note 19)	(225.0)	(75.9)	(419.8)
Acquisition of common stock	(193.1)	(572.8)	(839.3)
Preferred stock dividends paid	—	—	(4.7)
Common stock dividends paid	(152.3)	(150.2)	(157.6)
Employee stock purchases and withholdings	(4.2)	(19.5)	(15.6)
Net cash used in financing activities	(401.4)	(818.4)	(1,089.8)
Change in cash and cash equivalents	(20.6)	43.9	(194.5)
Cash and cash equivalents at beginning of period	126.8	82.9	277.4
Cash and cash equivalents at end of period	$106.2	$126.8	$82.9
(1)Amount for the year ended December 31, 2021 related to the sale of the disposed Global Preneed business. For additional information, refer to Note 4 to the Consolidated Financial Statements.

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 15, 2024.

Assurant, Inc.

Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2023
Global Lifestyle	$9,853.1	$8.6	$18,550.5	$770.0	$7,362.6	$347.5	$1,607.9	$3,916.2	$2,592.5	$848.3
Global Housing	111.4	—	1,554.9	989.9	2,014.5	109.7	862.0	203.5	612.9	2,075.4
Corporate and Other	2.7	478.6	5.0	229.3	—	21.4	0.1	—	130.5	—
Other Reconciling Items (2)	—	—	—	—	10.9	10.5	51.8	—	239.5	—
Total	$9,967.2	$487.2	$20,110.4	$1,989.2	$9,388.0	$489.1	$2,521.8	$4,119.7	$3,575.4	$2,923.7
Year Ended December 31, 2022
Global Lifestyle	$9,566.9	$9.5	$18,328.4	$665.0	$6,952.3	$253.6	$1,356.6	$3,430.0	$2,719.5	$907.1
Global Housing	106.9	—	1,468.7	1,289.8	1,751.6	75.8	884.1	232.6	597.7	1,896.3
Corporate and Other	3.3	498.4	5.3	255.2	—	26.9	0.5	—	126.1	—
Other Reconciling Items (2)	—	—	—	—	61.4	7.8	118.6	—	260.4	—
Total	$9,677.1	$507.9	$19,802.4	$2,210.0	$8,765.3	$364.1	$2,359.8	$3,662.6	$3,703.7	$2,803.4
Year Ended December 31, 2021
Global Lifestyle	$8,699.9	$10.8	$17,250.4	$711.6	$6,798.3	$202.2	$1,356.7	$3,034.4	$2,899.6	$973.4
Global Housing	107.5	—	1,365.8	651.5	1,711.0	74.6	775.2	233.6	599.6	1,708.1
Corporate and Other	3.6	697.5	7.5	159.9	—	31.9	—	—	125.5	—
Other Reconciling Items (2)	—	—	—	—	62.8	5.7	70.0	—	189.2	—
Total	$8,811.0	$708.3	$18,623.7	$1,523.0	$8,572.1	$314.4	$2,201.9	$3,268.0	$3,813.9	$2,681.5
(1)Includes amortization of value of business acquired and underwriting, general and administrative expenses.
(2)Other reconciling items reflect the items excluded from the segment measure of profitability, Adjusted EBITDA. See Note 6 for more information on Adjusted EBITDA and the reconciliation of the segment Adjusted EBITDA to the consolidated net income from continuing operations.

Assurant, Inc.

Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2023
Life Insurance in Force	$7,555.8	$5,023.0	$0.4	$2,533.2	—%
Premiums:
Life insurance	$162.9	$127.8	$0.1	$35.2	0.3%
Accident and health insurance	525.2	341.5	3.0	186.7	1.6%
Property and liability insurance	17,634.7	8,651.9	183.3	9,166.1	2.0%
Total earned premiums	$18,322.8	$9,121.2	$186.4	$9,388.0	2.0%
Benefits:
Life insurance	$24.5	$14.0	$0.1	$10.6	0.9%
Accident and health insurance	77.2	60.2	0.5	17.5	2.9%
Property and liability insurance	7,503.0	5,250.6	241.3	2,493.7	9.7%
Total policyholder benefits	$7,604.7	$5,324.8	$241.9	$2,521.8	9.6%
Year Ended December 31, 2022
Life Insurance in Force	$7,208.5	$4,837.8	$1.7	$2,372.4	0.1%
Premiums:
Life insurance	$166.7	$128.2	$0.1	$38.6	0.3%
Accident and health insurance	508.4	331.0	3.0	180.4	1.7%
Property and liability insurance	16,819.5	8,466.8	193.6	8,546.3	2.3%
Total earned premiums	$17,494.6	$8,926.0	$196.7	$8,765.3	2.2%
Benefits:
Life insurance	$32.2	$20.6	$—	$11.6	—%
Accident and health insurance	76.8	65.5	0.4	11.7	3.4%
Property and liability insurance	7,563.4	5,389.9	163.0	2,336.5	7.0%
Total policyholder benefits	$7,672.4	$5,476.0	$163.4	$2,359.8	6.9%
Year Ended December 31, 2021
Life Insurance in Force	$7,431.3	$4,953.8	$2.5	$2,480.0	0.1%
Premiums:
Life insurance	$199.6	$161.0	$0.2	$38.8	0.5%
Accident and health insurance	537.8	364.7	1.4	174.5	0.8%
Property and liability insurance	15,172.7	6,980.8	166.9	8,358.8	2.0%
Total earned premiums	$15,910.1	$7,506.5	$168.5	$8,572.1	2.0%
Benefits:
Life insurance	$180.6	$163.6	$—	$17.0	—%
Accident and health insurance	222.1	204.9	—	17.2	—%
Property and liability insurance	5,868.0	3,839.3	139.0	2,167.7	6.4%
Total policyholder benefits	$6,270.7	$4,207.8	$139.0	$2,201.9	6.3%

Assurant, Inc.

Schedule V – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2023
Valuation allowance for foreign deferred tax assets	$23.6	$(7.5)	$—	$—	$16.1
Allowance for credit losses:
Commercial mortgage loans on real estate	1.8	2.2	—	—	4.0
Premiums and accounts receivable	9.2	3.5	(0.1)	3.6	9.0
Dealer loan receivable	1.7	—	(1.0)	—	0.7
Reinsurance recoverables	5.4	(0.6)	—	—	4.8
High deductible recoverables	10.3	(2.0)	—	—	8.3
Total	$52.0	$(4.4)	$(1.1)	$3.6	$42.9
For the Year Ended December 31, 2022
Valuation allowance for foreign deferred tax assets	$25.1	$(1.5)	$—	$—	$23.6
Allowance for credit losses:
Commercial mortgage loans on real estate	1.1	0.7	—	—	1.8
Premiums and accounts receivable	9.4	2.0	(0.2)	2.0	9.2
Dealer loan receivable	2.5	—	(0.8)	—	1.7
Reinsurance recoverables	5.0	0.4	—	—	5.4
High deductible recoverables	—	10.3	—	—	10.3
Total	$43.1	$11.9	$(1.0)	$2.0	$52.0
For the Year Ended December 31, 2021
Valuation allowance for foreign deferred tax assets	$27.6	$(2.5)	$—	$—	$25.1
Allowance for credit losses:
Available for sale fixed maturity securities	1.2	(1.2)	—	—	—
Commercial mortgage loans on real estate	1.6	(0.5)	—	—	1.1
Iké Loan	1.4	(1.4)	—	—	—
Premiums and accounts receivable	13.3	(1.4)	(0.3)	2.2	9.4
Dealer loan receivable	1.8	2.5	—	1.8	2.5
Reinsurance recoverables	24.6	(1.5)	—	18.1	5.0
Total	$71.5	$(6.0)	$(0.3)	$22.1	$43.1