Form 10-Q
period 2024-03-31
ASSURANT, INC.
filed 2024-05-09
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at May 3, 2024 was 51,985,804.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2024	December 31, 2023
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,617.9 and $7,292.4 at March 31, 2024 and December 31, 2023, respectively)	$7,214.1	$6,912.1
Equity securities at fair value	243.9	223.0
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $5.0 and $4.0 at March 31, 2024 and December 31, 2023, respectively)	332.5	328.7
Short-term investments	192.8	258.1
Other investments	486.8	499.0
Total investments	8,470.1	8,220.9
Cash and cash equivalents	1,281.9	1,627.4
Premiums and accounts receivable (net of allowances for credit losses of $8.5 and $9.0 at March 31, 2024 and December 31, 2023, respectively)	2,002.7	2,265.6
Reinsurance recoverables (net of allowances for credit losses of $4.6 and $4.8 at March 31, 2024 and December 31, 2023, respectively)	6,589.1	6,649.2
Accrued investment income	96.6	97.0
Deferred acquisition costs	9,978.9	9,967.2
Property and equipment, net	706.1	685.8
Goodwill	2,608.5	2,608.8
Value of business acquired	46.8	83.9
Other intangible assets, net	562.6	567.1
Other assets (net of allowances for credit losses of $0.7 at March 31, 2024 and December 31, 2023)	882.1	862.3
Total assets	$33,225.4	$33,635.2
Liabilities
Future policy benefits and expenses	$521.5	$487.2
Unearned premiums	20,031.1	20,110.4
Claims and benefits payable	2,015.4	1,989.2
Commissions payable	499.0	542.8
Reinsurance balances payable	390.0	430.1
Funds held under reinsurance	311.8	392.7
Accounts payable and other liabilities (including allowances for credit losses of $6.4 and $8.3 at March 31, 2024 and December 31, 2023, respectively, for the unsecured portion of the high deductible recoverables)	2,455.4	2,792.7
Debt	2,081.2	2,080.6
Total liabilities	28,305.4	28,825.7
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 54,319,141 and 54,252,083 shares issued and 52,023,052 and 51,955,994 shares outstanding at March 31, 2024 and December 31, 2023, respectively	0.6	0.6
Additional paid-in capital	1,659.2	1,668.5
Retained earnings	4,194.2	4,028.2
Accumulated other comprehensive loss	(811.2)	(765.0)
Treasury stock, at cost; 2,296,089 shares at March 31, 2024 and December 31, 2023	(122.8)	(122.8)
Total equity	4,920.0	4,809.5
Total liabilities and equity	$33,225.4	$33,635.2
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,376.5	$2,265.5
Fees and other income	385.7	282.7
Net investment income	126.7	105.2
Net realized losses on investments (including $8.0 and $2.5 of impairment-related losses for the three months ended March 31, 2024 and 2023, respectively) and fair value changes to equity securities	(8.8)	(10.6)
Total revenues	2,880.1	2,642.8
Benefits, losses and expenses
Policyholder benefits	623.1	645.6
Underwriting, selling, general and administrative expenses	1,937.3	1,823.2
Interest expense	26.8	27.0
Gain on extinguishment of debt	—	(0.1)
Total benefits, losses and expenses	2,587.2	2,495.7
Income before income tax expense	292.9	147.1
Income tax expense	56.5	33.5
Net income	$236.4	$113.6

Earnings Per Common Share
Basic	$4.50	$2.12
Diluted	$4.47	$2.12

Share Data
Weighted average common shares outstanding used in basic per common share calculations	52,531,865	53,492,413
Plus: Dilutive securities	340,389	205,749
Weighted average common shares outstanding used in diluted per common share calculations	52,872,254	53,698,162

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income	$236.4	$113.6
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $4.2 and $(20.8) for the three months ended March 31, 2024 and 2023, respectively	(32.2)	79.2
Change in unrealized gains on derivative transactions, net of taxes of $0.9 and $0.0 for the three months ended March 31, 2024 and 2023, respectively	(3.2)	0.1
Change in foreign currency translation, net of taxes of $(0.1) and $2.3 for the three months ended March 31, 2024 and 2023, respectively	(8.5)	10.0
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.7 and $0.7 for the three months ended March 31, 2024 and 2023, respectively	(2.3)	(2.6)
Total other comprehensive income (loss)	(46.2)	86.7
Total comprehensive income	$190.2	$200.3

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	7.3	—	—	—	7.3
Stock plan compensation expense	—	14.5	—	—	—	14.5
Common stock dividends ($0.72 per share)	—	—	(37.4)	—	—	(37.4)
Acquisition of common stock	—	(31.1)	(33.0)	—	—	(64.1)
Net income	—	—	236.4	—	—	236.4
Other comprehensive loss	—	—	—	(46.2)	—	(46.2)
Balance at March 31, 2024	$0.6	$1,659.2	$4,194.2	$(811.2)	$(122.8)	$4,920.0

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	7.4	—	—	—	7.4
Stock plan compensation expense	—	12.5	—	—	—	12.5
Common stock dividends ($0.70 per share)	—	—	(37.0)	—	—	(37.0)
Acquisition of common stock	—	(15.5)	—	—	—	(15.5)
Net income	—	—	113.6	—	—	113.6
Other comprehensive income	—	—	—	86.7	—	86.7
Balance at March 31, 2023	$0.6	$1,642.2	$3,775.9	$(899.5)	$(122.8)	$4,396.4

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating activities
Net income	$236.4	$113.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax expense (benefit)	19.6	(12.3)
Depreciation and amortization	50.6	48.1
Net realized losses on investments, including impairment losses	8.8	10.6
Gain on extinguishment of debt	—	(0.1)
Stock based compensation expense	14.5	12.5
Restructuring costs	—	5.1
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(36.2)	(277.4)
Premiums and accounts receivable	265.2	67.5
Commissions payable	(41.2)	(85.7)
Reinsurance recoverable	93.6	360.0
Reinsurance balance payable	(39.3)	51.9
Funds withheld under reinsurance	(80.3)	7.3
Deferred acquisition costs and value of business acquired	16.8	50.5
Taxes (receivable) payable	(129.3)	25.7
Other assets and other liabilities	(275.1)	(110.7)
Other	(21.6)	(7.0)
Net cash provided by operating activities	82.5	259.6
Investing activities
Sales of:
Fixed maturity securities available for sale	320.8	354.0
Equity securities	3.8	0.3
Other invested assets	42.2	13.7
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	103.6	67.1
Commercial mortgage loans on real estate	5.0	3.5
Purchases of:
Fixed maturity securities available for sale	(766.1)	(590.5)
Equity securities	(18.5)	(2.7)
Commercial mortgage loans on real estate	(9.9)	(14.8)
Other invested assets	(13.3)	(15.2)
Property and equipment and other	(50.8)	(48.4)
Subsidiaries, net of cash transferred	(10.2)	(0.3)
Change in short-term investments	65.2	3.8
Other	—	0.1
Net cash used in investing activities	(328.2)	(229.4)
Financing activities
Issuance of debt, net of issuance costs	—	173.2
Repayment of debt	—	(175.0)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
Acquisition of common stock	(46.1)	—
Common stock dividends paid	(37.4)	(37.0)
Employee stock purchases and withholdings	(12.7)	(4.2)
Net cash used in financing activities	(96.2)	(43.0)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	1.7
Change in cash and cash equivalents	(345.5)	(11.1)
Cash and cash equivalents at beginning of period	1,627.4	1,536.7
Cash and cash equivalents at end of period	$1,281.9	$1,525.6

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
The consolidated balance sheet as of March 31, 2024, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three months ended March 31, 2024 and 2023 and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Restricted Cash
Restricted cash and cash equivalents of $36.5 million and $43.6 million as of March 31, 2024 and December 31, 2023, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.

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
Adopted
There were no ASUs adopted by the Company during the quarterly period ended March 31, 2024.
Not Yet Adopted
ASUs issued but not yet adopted as of March 31, 2024, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Key disclosure updates include:
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
•Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment’s profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements.
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
The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable.

		December 31, 2024 and for interim periods thereafter	The Company is assessing the impact of adopting this standard as of December 31, 2024. The amended guidance is expected to have no impact on the Company’s consolidated financial statements and to impact the Company’s segment information disclosures.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025 (with early adoption permitted)	The Company is assessing the adoption of this standard as of January 1, 2025. The amended guidance is expected to have no impact on the Company’s consolidated financial statements and insignificant impact on the Company’s income tax disclosures.

4. Segment Information
As of March 31, 2024, the Company had two reportable operating segments, Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA by segment:
Global Lifestyle	$207.7	$198.9
Global Housing	192.5	68.4
Corporate and Other	(29.5)	(24.4)
Reconciling items to consolidated net income:
Interest expense	(26.8)	(27.0)
Depreciation expense	(30.6)	(26.4)
Amortization of purchased intangible assets	(17.6)	(18.7)
Net realized losses on investments and fair value changes to equity securities	(8.8)	(10.6)
Non-core operations (1)	(2.6)	(12.2)
Restructuring costs	—	(6.4)
Assurant Health runoff operations (2)	0.4	7.5
Other adjustments	8.2	(2.0)
Total reconciling items	(77.8)	(95.8)
Income before income tax expense	292.9	147.1
Income tax expense	56.5	33.5
Net income	$236.4	$113.6
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
The Company’s net earned premiums, fees and other income by segment and line of business are as follows:

	Three Months Ended March 31,
	2024	2023
Global Lifestyle:
Connected Living	$1,140.3	$1,026.6
Global Automotive	1,047.5	1,013.7
Total	$2,187.8	$2,040.3

Global Housing:
Homeowners	$447.4	$391.4
Renters and Other	124.8	113.9
Total	$572.2	$505.3

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents total assets by segment:

	March 31, 2024	December 31, 2023
Global Lifestyle (1)	$27,303.2	$27,642.9
Global Housing (1)	4,160.5	4,274.5
Corporate and Other (2)	1,761.7	1,717.8
Segment assets	$33,225.4	$33,635.2
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the Miami, Florida property with a carrying value of $46.0 million as of March 31, 2024 and December 31, 2023, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. During third quarter 2023, the Company submitted an agreement to a potential acquiror, which is subject to review, approval, execution and other conditions. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
5. Contract Revenues
The Company partners with clients to provide consumers with a diverse range of protection products and services. The Company’s revenues from protection products are accounted for as insurance contracts and are recognized over the term of the insurance protection provided. Revenues from services and sales of products are recognized as the contractual performance obligations are satisfied or the products are delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for performing the services or transferring products. If payments are received before the related revenue is recognized, the amount is recorded as unearned revenue or advance payment liabilities, until the performance obligations are satisfied or the products are transferred.
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $345.2 million and $247.2 million for Global Lifestyle and $20.6 million and $19.9 million for Global Housing for the three months ended March 31, 2024 and 2023, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $224.3 million and $149.7 million, respectively, as of March 31, 2024, and $218.9 million and $155.4 million, respectively, as of December 31, 2023. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2024 and 2023 that was included in unearned revenue as of December 31, 2023 and 2022 was $17.3 million and $21.9 million, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2024 and December 31, 2023, the Company had approximately $48.1 million and $47.2 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.
6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.9	$—	$0.3	$(4.8)	$58.4
States, municipalities and political subdivisions	148.5	—	0.9	(11.3)	138.1
Foreign governments	501.1	—	5.8	(15.8)	491.1
Asset-backed	925.9	—	10.6	(12.7)	923.8
Commercial mortgage-backed	376.3	—	0.8	(43.3)	333.8
Residential mortgage-backed	610.1	—	1.5	(56.6)	555.0
U.S. corporate	3,438.3	—	30.2	(229.0)	3,239.5
Foreign corporate	1,554.8	—	14.0	(94.4)	1,474.4
Total fixed maturity securities	$7,617.9	$—	$64.1	$(467.9)	$7,214.1

	December 31, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$68.9	$—	$0.7	$(4.4)	$65.2
States, municipalities and political subdivisions	159.2	—	1.2	(11.2)	149.2
Foreign governments	483.1	—	9.4	(12.7)	479.8
Asset-backed	891.4	—	5.2	(22.8)	873.8
Commercial mortgage-backed	383.1	—	0.4	(53.3)	330.2
Residential mortgage-backed	534.7	—	1.9	(50.6)	486.0
U.S. corporate	3,300.5	—	45.3	(215.4)	3,130.4
Foreign corporate	1,471.5	—	17.6	(91.6)	1,397.5
Total fixed maturity securities	$7,292.4	$—	$81.7	$(462.0)	$6,912.1
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$172.4	$172.2
Due after one year through five years	1,559.3	1,521.8
Due after five years through ten years	2,912.0	2,783.0
Due after ten years	1,061.9	924.5
Total	5,705.6	5,401.5
Asset-backed	925.9	923.8
Commercial mortgage-backed	376.3	333.8
Residential mortgage-backed	610.1	555.0
Total	$7,617.9	$7,214.1
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(14.4)	$(4.0)
Equity securities (1)	10.1	(3.1)
Commercial mortgage loans on real estate	(1.0)	(1.5)
Other investments	4.5	0.5
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(0.8)	(8.1)
Net realized losses related to impairments:
Fixed maturity securities	(0.3)	—
Other investments	(7.7)	(2.5)
Total net realized losses related to impairments	(8.0)	(2.5)
Total net realized losses on investments and fair value changes to equity securities	$(8.8)	$(10.6)
(1)Upward adjustments of $3.8 million for the three months ended March 31, 2024 and impairments of $7.7 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net gains (losses) recognized on equity securities	$10.1	$(3.1)
Less: Net realized losses related to sales of equity securities	(0.1)	(0.8)
Total fair value changes to equity securities held	$10.2	$(2.3)
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	March 31, 2024	December 31, 2023
Initial cost	$84.0	$86.8
Cumulative upward adjustments	54.9	51.1
Cumulative downward adjustments (including impairments)	(23.1)	(17.9)
Carrying value	$115.8	$120.0

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.9	$(0.2)	$35.7	$(4.6)	$41.6	$(4.8)
States, municipalities and political subdivisions	10.3	(0.3)	85.7	(11.0)	96.0	(11.3)
Foreign governments	101.4	(1.0)	205.3	(14.8)	306.7	(15.8)
Asset-backed	99.0	(2.1)	312.2	(10.6)	411.2	(12.7)
Commercial mortgage-backed	45.8	(6.1)	237.2	(37.2)	283.0	(43.3)
Residential mortgage-backed	133.2	(3.8)	282.3	(52.8)	415.5	(56.6)
U.S. corporate	631.9	(20.3)	1,488.1	(208.7)	2,120.0	(229.0)
Foreign corporate	245.0	(6.4)	736.8	(88.0)	981.8	(94.4)
Total fixed maturity securities	$1,272.5	$(40.2)	$3,383.3	$(427.7)	$4,655.8	$(467.9)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.2	$(0.1)	$43.7	$(4.3)	$48.9	$(4.4)
States, municipalities and political subdivisions	3.9	(0.1)	96.5	(11.1)	100.4	(11.2)
Foreign governments	42.5	(0.5)	203.5	(12.2)	246.0	(12.7)
Asset-backed	64.0	(3.0)	404.7	(19.8)	468.7	(22.8)
Commercial mortgage-backed	66.3	(8.4)	244.2	(44.9)	310.5	(53.3)
Residential mortgage-backed	98.8	(3.5)	285.1	(47.1)	383.9	(50.6)
U.S. corporate	331.9	(14.7)	1,596.4	(200.7)	1,928.3	(215.4)
Foreign corporate	153.9	(5.6)	744.8	(86.0)	898.7	(91.6)
Total fixed maturity securities	$766.5	$(35.9)	$3,618.9	$(426.1)	$4,385.4	$(462.0)
Total gross unrealized losses represented approximately 10% and 11% of the aggregate fair value of the related securities as of March 31, 2024 and December 31, 2023, respectively. Approximately 9% and 8% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2024 and December 31, 2023, respectively. The total gross unrealized losses are comprised of 3,230 and 3,096 individual securities as of March 31, 2024 and December 31, 2023, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2024 and December 31, 2023 were related to non-credit factors and therefore, did not recognize credit-related losses during the three months ended March 31, 2024. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of March 31, 2024, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.5 million as of March 31, 2024, and from less than $0.1 million to $10.0 million as of December 31, 2023.

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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$9.7	$49.5	$42.1	$29.4	$—	$63.0	$193.7	57.4%
71% to 80%	—	2.5	22.7	69.3	2.8	4.4	101.7	30.1%
81% to 95%	—	—	10.9	22.5	—	5.4	38.8	11.5%
Greater than 95%	—	—	2.0	1.3	—	—	3.3	1.0%
Total	$9.7	$52.0	$77.7	$122.5	$2.8	$72.8	$337.5	100.0%

	March 31, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$—	$—	$11.7	$9.3	$—	$44.3	$65.3	19.4%
1.5 to 2.0	2.0	18.8	23.6	28.5	—	12.1	85.0	25.2%
1.0 to 1.5	7.7	33.2	18.1	39.9	—	6.8	105.7	31.3%
Less than 1.0	—	—	24.3	44.8	2.8	9.6	81.5	24.1%
Total	$9.7	$52.0	$77.7	$122.5	$2.8	$72.8	$337.5	100.0%

	December 31, 2023
	Origination Year
	2023	2022	2021	2020	2019	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$49.6	$42.3	$29.5	$—	$—	$60.1	$181.5	54.6%
71% to 80%	2.5	22.7	69.6	2.8	—	4.4	102.0	30.7%
81% to 95%	—	10.7	25.5	—	—	5.5	41.7	12.5%
Greater than 95%	—	2.0	1.3	—	—	4.1	7.4	2.2%
Total	$52.1	$77.7	$125.9	$2.8	$—	$74.1	$332.6	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives. The fair value

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	March 31, 2024
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$58.4	$—		$58.4		$—
States, municipalities and political subdivisions	138.1	—		138.1		—
Foreign governments	491.1	—		491.1		—
Asset-backed	923.8	—		835.7		88.1
Commercial mortgage-backed	333.8	—		333.8		—
Residential mortgage-backed	555.0	—		555.0		—
U.S. corporate	3,239.5	—		3,201.0		38.5
Foreign corporate	1,474.4	—		1,467.2		7.2
Equity securities:
Mutual funds	16.5	16.5		—		—
Common stocks	17.9	17.2		0.7		—
Non-redeemable preferred stocks	209.5	—		209.5		—
Short-term investments	145.6	114.4	(2)	31.2	(3)	—
Other investments	66.9	66.8	(1)	—		0.1	(4)
Cash equivalents	681.8	670.8	(2)	11.0	(3)	—
Other assets	10.6	—		0.6	(4)	10.0	(4)
Assets held in separate accounts	11.1	7.6	(1)	3.5	(3)	—
Total financial assets	$8,374.0	$893.3		$7,336.8		$143.9

Financial Liabilities
Other liabilities	$67.1	$66.8	(1)	$0.3		$—
Liabilities related to separate accounts	11.1	7.6	(1)	3.5	(3)	—
Total financial liabilities	$78.2	$74.4		$3.8		$—

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2023
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$332.5	$319.8	$—	$—	$319.8
Other investments	4.0	4.0	1.4	—	2.6
Other assets	23.6	23.6	—	—	23.6
Total financial assets	$360.1	$347.4	$1.4	$—	$346.0
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.1	$7.4	$—	$—	$7.4
Funds withheld under reinsurance	311.8	311.8	311.8	—	—
Debt	2,081.2	2,002.7	—	2,002.7	—
Total financial liabilities	$2,400.1	$2,321.9	$311.8	$2,002.7	$7.4

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$328.7	$313.7	$—	$—	$313.7
Other investments	3.7	3.7	1.4	—	2.3
Other assets	26.5	26.5	—	—	26.5
Total financial assets	$358.9	$343.9	$1.4	$—	$342.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.3	$7.8	$—	$—	$7.8
Funds withheld under reinsurance	392.7	392.7	392.7	—	—
Debt	2,080.6	1,972.4	—	1,972.4	—
Total financial liabilities	$2,480.6	$2,372.9	$392.7	$1,972.4	$7.8
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$9,967.2	$9,677.1
Costs deferred	1,034.4	990.2
Amortization	(1,022.7)	(984.3)
Ending balance	$9,978.9	$9,683.0

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

	For the Three Months Ended March 31,
	2024	2023
Claims and benefits payable, at beginning of period	$1,989.2	$2,210.0
Less: Reinsurance ceded and other	(886.6)	(1,228.8)
Net claims and benefits payable, at beginning of period	1,102.6	981.2
Incurred losses and loss adjustment expenses related to:
Current year	664.7	652.1
Prior years	(41.6)	(6.5)
Total incurred losses and loss adjustment expenses	623.1	645.6
Paid losses and loss adjustment expenses related to:
Current year	245.5	213.8
Prior years	341.4	326.4
Total paid losses and loss adjustment expenses	586.9	540.2
Net claims and benefits payable, at end of period	1,138.8	1,086.6
Plus: Reinsurance ceded and other (1)	876.6	994.6
Claims and benefits payable, at end of period (1)	$2,015.4	$2,081.2
(1)Includes reinsurance recoverables and claims and benefits payable of $108.6 million and $168.3 million as of March 31, 2024 and 2023, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $41.6 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $20.8 million and $17.9 million in net favorable loss development for the three months ended March 31, 2024 and 2023, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Connected Living contributed $20.1 million of net favorable development, of which $11.2 million was from extended service contracts, $7.3 million from credit and other insurance, and $1.6 million from mobile. For extended service contracts, improvements in data quality for certain clients allowed for reserve releases and contributed to the favorable development. The favorable development for credit and other insurance was primarily from Canada and Europe. For Global Automotive, development was relatively flat as reserves have been strengthened to keep pace with rising loss costs. For the three months ended March 31, 2023 the favorable development was also primarily from Connected Living and due to similar drivers. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $22.0 million of net favorable loss development for the three months ended March 31, 2024 and $1.5 million of net unfavorable loss development for the three months ended March 31, 2023. The net favorable loss development for the three months ended March 31, 2024 consisted of favorable non-catastrophe development of $22.0 million

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

and flat development from prior catastrophe events. The favorable non-catastrophe development was driven by $21.2 million from lender-placed hazard primarily in accident year 2023 due to favorable frequency, easing inflation and legislative reform changes in Florida. The net unfavorable loss development for the three months ended March 31, 2023 was attributable primarily to Winter Storm Elliott as a result of higher severity than initially projected.
The sharing economy and small commercial businesses, reported within non-core operations, contributed $3.4 million and $10.7 million in net unfavorable loss development during the three months ended March 31, 2024 and 2023, respectively. The $3.4 million in net unfavorable loss development consisted of $4.3 million from sharing economy, driven by more newly reported claims than expected and an increase in the portion and amount of claims anticipated to exceed the per policy deducible. This was partially offset by $0.9 million in favorable loss development from small commercial due to the timing of reinsurance recoveries. The net unfavorable loss development for the three months ended March 31, 2023 was attributable primarily to reserve assumption increases in sharing economy related to higher frequency expectations for the number of claims closed with indemnity payment and an increase in loss adjustment expenses in the tail.
All others contributed $2.2 million and $0.8 million of net favorable loss development for the three months ended March 31, 2024 and 2023 respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	March 31, 2024	December 31, 2023
Present value of expected net premiums
Balance, beginning of period	$36.4	$34.2
Beginning balance at original discount rate	36.5	33.4
Effect of changes in cash flow assumptions (1)	—	1.5
Effect of actual variances from expected experience	—	3.5
Adjusted beginning of period balance	36.5	38.4
Interest accrual	0.9	2.8
Net premiums collected	(1.5)	(4.7)
Ending balance at original discount rate	35.9	36.5
Effect of changes in discount rate assumptions	1.8	(0.1)
Balance, end of period	$37.7	$36.4

Present value of expected future policy benefits
Balance, beginning of period	$450.6	$462.4
Beginning balance at original discount rate	453.0	444.4
Effect of actual variances from expected experience	—	4.4
Adjusted beginning of period balance	453.0	448.8
Experience variance (2)	(2.2)	1.0
Interest accrual	6.6	19.5
Benefit payments	(6.3)	(16.3)
Ending balance at original discount rate	451.1	453.0
Effect of changes in discount rate assumptions	36.7	(2.4)
Balance, end of period	$487.8	$450.6

Net future policy benefits and expenses	$450.1	$414.2
Related reinsurance recoverable	450.1	414.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	11.9	12.0
(1)The increase in the effect of changes in cash flow assumptions is due to historical experience reflecting a decreasing trend in lapse and mortality rates on the long-term care insurance products for the year ended December 31, 2023.
(2)Experience variance includes adverse development resulting from the allocation of the premium deficiency reserve to the cohort level for issue years where net premiums exceed gross premiums.

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	March 31, 2024	December 31, 2023
Long-term care	$450.1	$414.2
Other	71.4	73.0
Total	$521.5	$487.2

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	March 31, 2024	December 31, 2023
Expected future benefits payments	$820.8	$829.3
Expected future gross premiums	$66.3	$69.4
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	March 31, 2024	March 31, 2023
Gross premiums	$1.5	$1.6
Interest expense (original discount rate)	$5.6	$6.3
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	March 31, 2024	March 31, 2023
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.05%	5.35%

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive loss before reclassifications	(8.5)	(43.8)	(0.1)	—	(52.4)
Amounts reclassified from accumulated other comprehensive loss	—	11.6	(3.1)	(2.3)	6.2
Net current-period other comprehensive loss	(8.5)	(32.2)	(3.2)	(2.3)	(46.2)
Balance at March 31, 2024	$(360.4)	$(337.7)	$5.3	$(118.4)	$(811.2)

	Three Months Ended March 31, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive loss before reclassifications	10.0	76.0	1.1	(0.1)	87.0
Amounts reclassified from accumulated other comprehensive loss	—	3.2	(1.0)	(2.5)	(0.3)
Net current-period other comprehensive loss	10.0	79.2	0.1	(2.6)	86.7
Balance at March 31, 2023	$(384.0)	$(434.0)	$9.9	$(91.4)	$(899.5)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2024	2023
Net unrealized losses on investments	$14.7	$4.0	Net realized losses on investments and fair value changes to equity securities
	(3.1)	(0.8)	Provision for income taxes
	$11.6	$3.2	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.7)	$(1.3)	Interest expense
Foreign exchange derivatives	(3.2)	—	Underwriting, selling, general and administrative expenses
	(3.9)	(1.3)
	0.8	0.3	Provision for income taxes
	$(3.1)	$(1.0)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$0.3	(1)
Amortization of prior service credit	(3.3)	(3.4)	(1)
	(3.0)	(3.1)
	0.7	0.6	Provision for income taxes
	$(2.3)	$(2.5)	Net of tax
Total reclassifications for the period	$6.2	$(0.3)	Net of tax
(1)These AOCI components are included in the computation of net periodic pension cost. For additional information, see Note 12.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$236.4	$113.6
Less: Common stock dividends paid	(37.4)	(37.0)
Undistributed earnings	$199.0	$76.6

Denominator
Weighted average common shares outstanding used in basic per common share calculations	52,531,865	53,492,413
Incremental common shares from:
PSUs	340,389	205,749
Weighted average common shares outstanding used in diluted per common share calculations	52,872,254	53,698,162
Earnings per common share – Basic
Distributed earnings	$0.71	$0.69
Undistributed earnings	3.79	1.43
Net income	$4.50	$2.12
Earnings per common share – Diluted
Distributed earnings	$0.71	$0.69
Undistributed earnings	3.76	1.43
Net income	$4.47	$2.12
Average PSUs totaling 16,553 and 61,590 for the three months ended March 31, 2024 and 2023, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
12. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees prior to closing to new hires on January 1, 2014. The Company also has various non-contributory, non-qualified supplemental plans covering certain employees, including the Assurant Executive Pension Plan and the Assurant Supplemental Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. In addition, the Company provides certain health care benefits (“Retirement Health Benefits”) for retired employees and their dependents. The Pension Benefits and Retirement Health Benefits (together, the “Plans”) were frozen on March 1, 2016.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three months ended March 31, 2024 and 2023:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Interest cost	$6.7	$7.0	$0.6	$0.6	$—	$0.1
Expected return on plan assets	(10.0)	(10.3)	—	—	(0.3)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.3)	(3.4)
Amortization of net loss	—	—	0.3	0.3	—	—
Net periodic benefit cost	$(3.3)	$(3.3)	$0.9	$0.9	$(3.6)	$(3.7)

The Assurant Pension Plan funded status was $86.8 million at March 31, 2024 and $86.6 million at December 31, 2023 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 116% funded status at both March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2024.
13. Restructuring and Related Impairment Charges
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
In September 2023, the Company amended and extended the December 2022 plan to include additional actions within the initiatives described above, including further consolidation of its real estate portfolio and additional changes to its organizational structure. The Company now expects to be substantially complete with these actions by mid-2025.
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, the estimated remaining costs to be incurred and the estimated total costs. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs Incurred for Three Months Ended March 31,		Estimated Remaining Costs	Estimated Total Costs
	2024	2023
Transformational plan:
Severance and other employee benefits	$—	$(1.6)	$3.5	$56.2
Total transformational plan	—	(1.6)	3.5	56.2
Return to work strategy:
Contract exit costs	—	4.9	1.1	23.1
Fixed asset impairment	—	—	—	2.3
Right-of-use asset impairment	—	3.1	—	10.2
Total return to work strategy	—	8.0	1.1	35.6
Total restructuring and impairment charges	$—	$6.4	$4.6	$91.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2024	$27.8	$17.1
Cash payments	(7.8)	(2.7)
Balance at March 31, 2024	$20.0	$14.4
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.8 million and $2.9 million of letters of credit outstanding as of March 31, 2024 and December 31, 2023, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2024 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three months ended March 31, 2024 (“First Quarter 2024”) and the three months ended March 31, 2023 (“First Quarter 2023”).
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
(iv)the failure to find suitable acquisitions at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or achieve organic growth;
(v)our inability to recover should we experience a business continuity event;
(vi)the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;
(vii)risks related to our international operations;
(viii)declines in the value and availability of mobile devices, and regulatory compliance or other risks in our mobile business;
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
(xxvi)the failure to effectively maintain and modernize our technology systems and infrastructure, or the failure to integrate those of acquired businesses;
(xxvii)breaches of our technology systems or those of third parties with whom we do business, or the failure to protect the security of data in such systems, including due to cyberattacks and as a result of working remotely;
(xxviii)the costs of complying with, or the failure to comply with, extensive laws and regulations to which we are subject, including those related to privacy, data security, data protection and tax;
(xxix)the impact of litigation and regulatory actions;
(xxx)reductions or deferrals in the insurance premiums we charge;
(xxxi)changes in insurance, tax and other regulations, including the Inflation Reduction Act of 2022;
(xxxii)volatility in our common stock price and trading volume; and
(xxxiii)employee misconduct.
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2023 Annual Report, and “Item 1A—Risk Factors” below and in our 2023 Annual Report.
Segment Information
As of March 31, 2024, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
We define Adjusted EBITDA, our segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (which consists of certain businesses which we have fully exited or expect to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and our operations in mainland China (not Hong Kong)), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.

Executive Summary
Summary of Financial Results
Consolidated net income increased $122.8 million to $236.4 million for First Quarter 2024 from $113.6 million for First Quarter 2023, primarily due to higher segment earnings and lower reportable catastrophes (defined as individual catastrophic events that generate losses in excess of $5.0 million pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums) within Global Housing.
Global Lifestyle Adjusted EBITDA increased $8.8 million, or 4%, to $207.7 million for First Quarter 2024 from $198.9 million for First Quarter 2023, as growth in Connected Living was partially offset by lower results in Global Automotive. Connected Living increased primarily due to stronger mobile device protection results across carrier and cable operator clients in North America, higher investment income, and a one-time $6.9 million client contract benefit. Connected Living results were partially offset by new client and program implementation expenses as well as unfavorable foreign exchange. Global Automotive decreased mainly due to ongoing elevated claims costs from inflation and the normalization of select ancillary products, partially offset by higher investment income.
Global Lifestyle net earned premiums, fees and other income increased $147.5 million, or 7%, to $2.19 billion for First Quarter 2024 from $2.04 billion for First Quarter 2023, primarily driven by Connected Living from mobile growth, including contributions from newly launched trade-in programs and device protection programs in North America, as well as growth in Global Automotive from prior period sales.
Global Housing Adjusted EBITDA increased $124.1 million, or 181%, to $192.5 million for First Quarter 2024 from $68.4 million for First Quarter 2023, including $36.6 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $87.5 million, or 74%, with over half of the increase driven by lower non-catastrophe loss experience, including impacts from lower claims severity and a $15.7 million favorable year-over-year impact from prior period reserve development. Results also benefited from continued top-line growth within Homeowners, ongoing expense leverage from scale and operational efficiencies, and lower catastrophe reinsurance premiums.
Global Housing net earned premiums, fees and other income increased $66.9 million, or 13%, to $572.2 million for First Quarter 2024 from $505.3 million for First Quarter 2023, mainly driven by Homeowners top-line growth, including higher average premiums and growth in policies in-force within lender-placed. Lower catastrophe reinsurance premiums, including impacts from changing the timing of program placement, and growth in Renters and Other also contributed to the increase.
Corporate and Other Adjusted EBITDA was $(29.5) million for First Quarter 2024 compared to $(24.4) million for First Quarter 2023, primarily driven by higher expenses to support enterprise growth initiatives.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living and Global Automotive businesses, and the performance of our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures which have impacted claims costs primarily in the Homeowners and the Global Automotive businesses, may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2023 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2023 Annual Report.
Our results may be impacted by our ability to continue to grow in the markets in which we operate, including in our Connected Living and Global Automotive businesses, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, capitalize on the connected home opportunity and investments to onboard and ramp-up new business. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenues is impacted by changes in the housing market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2023 Annual Report.

Critical Accounting Policies and Estimates
Our 2023 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2023 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Net earned premiums	$2,376.5	$2,265.5
Fees and other income	385.7	282.7
Net investment income	126.7	105.2
Net realized losses on investments and fair value changes to equity securities	(8.8)	(10.6)
Total revenues	2,880.1	2,642.8
Benefits, losses and expenses:
Policyholder benefits	623.1	645.6
Underwriting, selling, general and administrative expenses	1,937.3	1,823.2
Interest expense	26.8	27.0
Gain on extinguishment of debt	—	(0.1)
Total benefits, losses and expenses	2,587.2	2,495.7
Income before provision for income taxes	292.9	147.1
Provision for income taxes	56.5	33.5
Net income	$236.4	$113.6
For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net income increased $122.8 million to $236.4 million for First Quarter 2024 from $113.6 million for First Quarter 2023, primarily due to higher earnings in Global Housing, including $28.9 million of lower after-tax reportable catastrophes, a lower annualized effective tax rate, mainly due to transferable tax credits and a favorable mix of foreign business, a $7.7 million favorable change in after-tax foreign exchange related gains (losses), $7.7 million of lower after-tax losses from our non-core operations and higher earnings in Global Lifestyle. The increase in net income was partially offset by the absence of a $5.9 million after-tax gain for Assurant Health runoff operations from First Quarter 2023 related to our prior participation in the risk adjustment program introduced by the Patient Protection and Affordable Care Act of 2010.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues
Net earned premiums	$1,834.3	$1,788.1
Fees and other income	353.5	252.2
Net investment income	90.2	76.7
Total revenues	2,278.0	2,117.0
Benefits, losses and expenses
Policyholder benefits	417.7	371.0
Underwriting, selling, general and administrative expenses	1,652.6	1,547.1
Total benefits, losses and expenses	2,070.3	1,918.1
Global Lifestyle Adjusted EBITDA	$207.7	$198.9

Net earned premiums, fees and other income:
Connected Living	$1,140.3	$1,026.6
Global Automotive	1,047.5	1,013.7
Total	$2,187.8	$2,040.3

Net earned premiums, fees and other income:
Domestic	$1,716.5	$1,609.8
International	471.3	430.5
Total	$2,187.8	$2,040.3
For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Adjusted EBITDA increased $8.8 million, or 4%, to $207.7 million for First Quarter 2024 from $198.9 million for First Quarter 2023, primarily driven by higher net investment income across Global Lifestyle, as well as growth in Connected Living from stronger mobile device protection results across carrier and cable operator clients in North America and a one-time $6.9 million client contract benefit in extended service contracts in First Quarter 2024. The increase in Adjusted EBITDA was partially offset by ongoing elevated claims costs in Global Automotive, including higher labor and parts costs due to inflation, and the normalization of select ancillary products, and new client and program implementation expenses as well as the unfavorable impact of foreign exchange.
Total revenues increased $161.0 million, or 8%, to $2.28 billion for First Quarter 2024 from $2.12 billion for First Quarter 2023. Fees and other income increased $101.3 million, or 40%, primarily due to contributions from newly launched mobile trade-in programs. Net earned premiums increased $46.2 million, or 3%, primarily driven by growth from prior period sales in Global Automotive and growth in North American mobile device protection programs in Connected Living. Net investment income increased $13.5 million, or 18%, primarily due to higher yields on fixed maturity securities, cash and cash equivalents and short-term investments.
Total benefits, losses and expenses increased $152.2 million, or 8%, to $2.07 billion for First Quarter 2024 from $1.92 billion for First Quarter 2023. Underwriting, selling, general and administrative expenses increased $105.5 million, or 7%, primarily due to higher cost of sales in Connected Living from newly launched mobile trade-in programs and higher commission expenses due to growth from prior period sales in the Global Automotive business. Policyholder benefits increased $46.7 million, or 13%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, and from higher claims in the European mobile business in Connected Living.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues
Net earned premiums	$540.6	$475.0
Fees and other income	31.6	30.3
Net investment income	28.5	21.2
Total revenues	600.7	526.5
Benefits, losses and expenses
Policyholder benefits	200.3	258.9
Underwriting, selling, general and administrative expenses	207.9	199.2
Total benefits, losses and expenses	408.2	458.1
Global Housing Adjusted EBITDA	$192.5	$68.4

Impact of reportable catastrophes	$12.9	$49.5

Net earned premiums, fees and other income
Homeowners	$447.4	$391.4
Renters and Other	124.8	113.9
Total	$572.2	$505.3
For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Adjusted EBITDA increased $124.1 million, or 181%, to $192.5 million for First Quarter 2024 from $68.4 million for First Quarter 2023, mainly due to lower non-catastrophe loss experience, including the impacts of lower severity and a $15.7 million year-over-year impact from favorable prior period reserve development, a $36.6 million decrease in reportable catastrophes, continued net earned premiums growth within Homeowners, ongoing expense leverage from scale and operating efficiencies, and lower catastrophe reinsurance premiums, including impacts from changing the timing of program placement in this initial year of transition to a single placement date.
Total revenues increased $74.2 million, or 14%, to $600.7 million for First Quarter 2024 from $526.5 million for First Quarter 2023. Net earned premiums increased $65.6 million, or 14%, primarily driven by Homeowners from higher lender-placed average insured values and policies in force, as well as higher premium rates primarily to address increased claims severity, and lower catastrophe reinsurance premiums, including impacts from the changes described above. The increase was partially offset by exits from certain international markets. Net investment income increased $7.3 million, or 34%, primarily due to higher yields on fixed maturity securities, cash and cash equivalents and short-term investments. Fees and other income increased $1.3 million, or 4%, mainly driven by an increase in Renters and Other.
Total benefits, losses and expenses decreased $49.9 million, or 11%, to $408.2 million for First Quarter 2024 from $458.1 million for First Quarter 2023. Policyholder benefits decreased $58.6 million, or 23%, primarily due to lower reportable catastrophe losses, lower non-catastrophe losses, including the impact from favorable prior period reserve developments and lower severity. Underwriting, selling, general and administrative expenses increased $8.7 million, or 4%, primarily due to lower reimbursements related to the National Flood Insurance Program due to processing fewer flood claims for Hurricane Ian.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues
Net earned premiums	$—	$—
Fees and other income	0.2	0.1
Net investment income	5.6	4.5
Total revenues	5.8	4.6
Benefits, losses and expenses
Policyholder benefits	—	0.1
General and administrative expenses	35.3	28.9
Total benefits, losses and expenses	35.3	29.0
Corporate and Other Adjusted EBITDA	$(29.5)	$(24.4)
For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Adjusted EBITDA was $(29.5) million for First Quarter 2024 compared to $(24.4) million for First Quarter 2023. The change in results was primarily due to higher third-party consulting and employee-related expenses to support enterprise growth initiatives, partially offset by higher net investment income.
Total revenues increased $1.2 million, or 26%, to $5.8 million for First Quarter 2024 from $4.6 million for First Quarter 2023, primarily driven by an increase in net investment income of $1.1 million, or 24%, mostly due to higher yields and asset balances for fixed maturity securities.
Total benefits, losses and expenses increased $6.3 million, or 22%, to $35.3 million for First Quarter 2024 from $29.0 million for First Quarter 2023, primarily driven by higher third-party consulting and employee-related expenses to support enterprise growth initiatives.

Investments
We had total investments of $8.47 billion and $8.22 billion as of March 31, 2024 and December 31, 2023, respectively. Net unrealized losses on our fixed maturity securities portfolio increased by $23.5 million during First Quarter 2024, from $380.3 million as of December 31, 2023 to a net unrealized loss of $403.8 million as of March 31, 2024, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2024		December 31, 2023
Aaa / Aa / A	$4,139.7	57.4%	$3,958.7	57.3%
Baa	2,651.6	36.8%	2,564.8	37.1%
Ba	339.7	4.7%	318.6	4.6%
B and lower	83.1	1.1%	70.0	1.0%
Total	$7,214.1	100.0%	$6,912.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Fixed maturity securities	$90.8	$78.6
Equity securities	3.5	3.9
Commercial mortgage loans on real estate	4.8	4.1
Short-term investments	5.3	2.7
Other investments	6.3	3.0
Cash and cash equivalents	19.8	16.8
Total investment income	130.5	109.1
Investment expenses	(3.8)	(3.9)
Net investment income	$126.7	$105.2
Net investment income increased $21.5 million, or 20%, to $126.7 million for First Quarter 2024 from $105.2 million for First Quarter 2023. The increase was primarily driven by higher yields and assets in fixed maturity securities, cash and cash equivalents and short-term investments. In addition, there was increased income in other investments primarily from the sale of a real estate joint venture.
Net realized losses on investments and fair value changes to equity securities decreased $1.8 million, or 17%, to $8.8 million for First Quarter 2024 from $10.6 million for First Quarter 2023. The decrease in net realized losses was primarily driven by increased fair values in equity securities and a realized gain on a sale in other investments. This was offset by increased realized losses on sales in fixed maturities and impairments of other investments for First Quarter 2024.
Catastrophe Reinsurance Program
We consolidated our main reinsurance purchases into a single placement date of April 2024. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. As of March 31, 2024, 2024 reinsurance premiums for the total program are estimated to be $190.2 million pre-tax compared to $207.2 million pre-tax for 2023, reflecting impacts from changing the timing of program placement in this initial year of transition to a single placement date, as well as favorable underlying rates from improved reinsurance market conditions. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.48 billion of coverage in excess of a $150.0 million retention for a first event. Layers 1 through 6 of the program allow for one automatic reinstatement. Layer 7, which includes $100.0 million of coverage, will be placed in June 2024. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program protects against gross Florida losses of up to approximately $1.69 billion, in excess of retention.
Liquidity and Capital Resources
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.

During third quarter 2023, we submitted an agreement to sell our Miami, Florida office (the “Agreement”) to a potential acquiror, which is subject to ongoing review, approval, execution and other conditions. If the transaction is consummated pursuant to the terms of the Agreement, we expect to record a gain above the current carrying value of $46.0 million as of March 31, 2024. We do not anticipate that the gain will impact our capital deployment priorities. The entry into a definitive agreement and the consummation of the transaction are subject to significant uncertainty. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2023 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”). For the year ending December 31, 2024, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations currently in effect and without prior regulatory approval, is approximately $592.4 million. In addition, our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2023 Annual Report.
Holding Company
As of March 31, 2024, we had approximately $622.3 million in holding company liquidity, which was $397.3 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $711.9 million as of March 31, 2024) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stockholder dividends, stock repurchases, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries to the holding company, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $253.5 million and $772.6 million for First Quarter 2024 and Twelve Months 2023, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to repurchase our common stock and to fund investments and acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During First Quarter 2024, we made common stock repurchases and paid common stock dividends of $77.3 million. We paid dividends of $0.72 per common share on March 25, 2024 to stockholders of record as of February 5, 2024. Any determination to pay future dividends will be at the discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.

During First Quarter 2024, we repurchased 225,406 shares of our outstanding common stock at a cost of $39.9 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of March 31, 2024, $634.6 million aggregate cost at purchase remained unused under the current repurchase authorizations. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.” in our 2023 Annual Report.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$175.0	$173.8	$175.0	$173.7
4.90% Senior Notes due March 2028	300.0	298.3	300.0	298.2
3.70% Senior Notes due February 2030	350.0	347.9	350.0	347.9
2.65% Senior Notes due January 2032	350.0	347.1	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.8	275.0	272.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	397.2	400.0	397.0
5.25% Subordinated Notes due January 2061	250.0	244.1	250.0	244.1
Total Debt		$2,081.2		$2,080.6
In the next five years, we have a debt maturity in each of February 2026 and March 2028, when the 2026 Senior Notes and the 2028 Senior Notes, respectively, become due and payable.

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
We made no borrowings under the Credit Facility during First Quarter 2024 and no loans were outstanding as of March 31, 2024.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of March 31, 2024.
We did not use the commercial paper program during First Quarter 2024 and there were no amounts relating to the commercial paper program outstanding as of March 31, 2024. Our subsidiaries do not maintain commercial paper or other borrowing facilities.
Cash Flows
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$82.5	$259.6
Investing activities	(328.2)	(229.4)
Financing activities	(96.2)	(43.0)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	1.7
Net change in cash	$(345.5)	$(11.1)
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
Net cash provided by operating activities was $82.5 million for First Quarter 2024 compared to net cash provided by operating activities of $259.6 million for First Quarter 2023. The change in net operating cash flows was largely attributable to the timing of payments to various vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties, higher net paid claims and an increase in incentive-based payments related to the performance of the Company. This is partially offset by the timing of higher collections of premiums and fees in our mobile business operations.
Net cash used in investing activities was $328.2 million for First Quarter 2024 compared to net cash used in investing activities of $229.4 million for First Quarter 2023. The change in net investing cash flows was primarily driven by the investment of net cash provided by operating activities and the reinvestment of proceeds from sales of maturities of investments in higher yielding fixed maturity securities during the period. Also contributing to the change was an increase in sales of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $96.2 million for First Quarter 2024 compared to net cash used in financing activities of $43.0 million for First Quarter 2023. The change in net financing cash flows was primarily due to higher share repurchases for Three Months 2024.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Interest paid on debt	$50.4	$49.5
Common stock dividends	37.4	37.0
Total	$87.8	$86.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.8 million and $2.9 million of letters of credit outstanding as of March 31, 2024 and December 31, 2023, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2024, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 14 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2023 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	59,572	$167.83	59,572	$664.5
February 1 - February 29	48,033	178.42	48,033	655.9
March 1 - March 31	117,801	180.61	117,801	634.6
Total	225,406	$176.77	225,406	$634.6
(1)Shares repurchased pursuant to the May 2021 publicly announced share repurchase authorization of up to $900.0 million aggregate cost at purchase of outstanding common stock. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million aggregate cost at purchase of outstanding common stock. As of March 31, 2024, $634.6 million aggregate cost at purchase remained unused under the repurchase authorizations.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ KEITH R. MEIER
Name:	Keith R. Meier
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024