Form 10-Q
period 2024-06-30
ASSURANT, INC.
filed 2024-08-08
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at August 2, 2024 was 51,793,255.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2024	December 31, 2023
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,644.1 and $7,292.4 at June 30, 2024 and December 31, 2023, respectively)	$7,208.5	$6,912.1
Equity securities at fair value	226.3	223.0
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.2 and $4.0 at June 30, 2024 and December 31, 2023, respectively)	330.2	328.7
Short-term investments	254.0	258.1
Other investments	505.9	499.0
Total investments	8,524.9	8,220.9
Cash and cash equivalents	1,713.1	1,627.4
Premiums and accounts receivable (net of allowances for credit losses of $6.7 and $9.0 at June 30, 2024 and December 31, 2023, respectively)	1,814.8	2,265.6
Reinsurance recoverables (net of allowances for credit losses of $4.6 and $4.8 at June 30, 2024 and December 31, 2023, respectively)	6,727.9	6,649.2
Accrued investment income	119.9	97.0
Deferred acquisition costs	10,041.0	9,967.2
Property and equipment, net	732.6	685.8
Goodwill	2,618.4	2,608.8
Value of business acquired	20.8	83.9
Other intangible assets, net	555.1	567.1
Other assets (net of allowances for credit losses of $0.7 at June 30, 2024 and December 31, 2023)	904.5	862.3
Total assets	$33,773.0	$33,635.2
Liabilities
Future policy benefits and expenses	$511.5	$487.2
Unearned premiums	20,245.3	20,110.4
Claims and benefits payable	2,115.2	1,989.2
Commissions payable	511.7	542.8
Reinsurance balances payable	469.0	430.1
Funds held under reinsurance	322.0	392.7
Accounts payable and other liabilities (including allowances for credit losses of $5.2 and $8.3 at June 30, 2024 and December 31, 2023, respectively, for the unsecured portion of the high deductible recoverables)	2,512.2	2,792.7
Debt	2,081.8	2,080.6
Total liabilities	28,768.7	28,825.7
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 54,139,539 and 54,252,083 shares issued and 51,843,450 and 51,955,994 shares outstanding at June 30, 2024 and December 31, 2023, respectively	0.5	0.6
Additional paid-in capital	1,669.6	1,668.5
Retained earnings	4,309.7	4,028.2
Accumulated other comprehensive loss	(852.7)	(765.0)
Treasury stock, at cost; 2,296,089 shares at June 30, 2024 and December 31, 2023	(122.8)	(122.8)
Total equity	5,004.3	4,809.5
Total liabilities and equity	$33,773.0	$33,635.2
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,444.6	$2,343.0	$4,821.1	$4,608.5
Fees and other income	375.2	295.7	760.9	578.4
Net investment income	124.7	112.9	251.4	218.1
Net realized losses on investments (including $3.8, $3.1, $11.8 and $5.6 of impairment-related losses for the three and six months ended June 30, 2024 and 2023, respectively) and fair value changes to equity securities	(19.6)	(20.0)	(28.4)	(30.6)
Total revenues	2,924.9	2,731.6	5,805.0	5,374.4
Benefits, losses and expenses
Policyholder benefits	696.1	632.5	1,319.2	1,278.1
Underwriting, selling, general and administrative expenses	1,969.2	1,867.6	3,906.5	3,690.8
Interest expense	26.7	27.2	53.5	54.2
Gain on extinguishment of debt	—	—	—	(0.1)
Total benefits, losses and expenses	2,692.0	2,527.3	5,279.2	5,023.0
Income before income tax expense	232.9	204.3	525.8	351.4
Income tax expense	44.2	48.0	100.7	81.5
Net income	$188.7	$156.3	$425.1	$269.9

Earnings Per Common Share
Basic	$3.59	$2.91	$8.09	$5.03
Diluted	$3.58	$2.90	$8.05	$5.01

Share Data
Weighted average common shares outstanding used in basic per common share calculations	52,500,727	53,745,611	52,516,296	53,619,711
Plus: Dilutive securities	217,009	144,071	298,660	223,324
Weighted average common shares outstanding used in diluted per common share calculations	52,717,736	53,889,682	52,814,956	53,843,035

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$188.7	$156.3	$425.1	$269.9
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $9.6, $9.7, $13.8 and $(11.1) for the three and six months ended June 30, 2024 and 2023, respectively	(23.0)	(46.9)	(55.2)	32.3
Change in unrealized gains on derivative transactions, net of taxes of $0.2, $(0.6), $1.1 and $(0.6) for the three and six months ended June 30, 2024 and 2023, respectively	(0.9)	2.1	(4.1)	2.2
Change in foreign currency translation, net of taxes of $1.9, $(4.4), $1.8 and $(2.1) for the three and six months ended June 30, 2024 and 2023, respectively	(15.1)	23.7	(23.6)	33.7
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.6, $0.6, $1.3 and $1.3 for the three and six months ended June 30, 2024 and 2023, respectively	(2.5)	(2.1)	(4.8)	(4.7)
Total other comprehensive income (loss)	(41.5)	(23.2)	(87.7)	63.5
Total comprehensive income	$147.2	$133.1	$337.4	$333.4

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at March 31, 2024	$0.6	$1,659.2	$4,194.2	$(811.2)	$(122.8)	$4,920.0
Stock plan compensation expense	—	20.1	—	—	—	20.1
Common stock dividends ($0.72 per share)	—	—	(39.9)	—	—	(39.9)
Acquisition of common stock	(0.1)	(9.7)	(33.3)	—	—	(43.1)
Net income	—	—	188.7	—	—	188.7
Other comprehensive loss	—	—	—	(41.5)	—	(41.5)
Balance at June 30, 2024	$0.5	$1,669.6	$4,309.7	$(852.7)	$(122.8)	$5,004.3

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at March 31, 2023	$0.6	$1,642.2	$3,775.9	$(899.5)	$(122.8)	$4,396.4
Stock plan compensation expense	—	17.2	—	—	—	17.2
Common stock dividends ($0.70 per share)	—	—	(39.7)	—	—	(39.7)
Acquisition of common stock	—	(5.7)	(15.3)	—	—	(21.0)
Net income	—	—	156.3	—	—	156.3
Other comprehensive loss	—	—	—	(23.2)	—	(23.2)
Balance at June 30, 2023	$0.6	$1,653.7	$3,877.2	$(922.7)	$(122.8)	$4,486.0

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	7.3	—	—	—	7.3
Stock plan compensation expense	—	34.6	—	—	—	34.6
Common stock dividends ($1.44 per share)	—	—	(77.3)	—	—	(77.3)
Acquisition of common stock	(0.1)	(40.8)	(66.3)	—	—	(107.2)
Net income	—	—	425.1	—	—	425.1
Other comprehensive loss	—	—	—	(87.7)	—	(87.7)
Balance at June 30, 2024	$0.5	$1,669.6	$4,309.7	$(852.7)	$(122.8)	$5,004.3

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	7.4	—	—	—	7.4
Stock plan compensation expense	—	29.7	—	—	—	29.7
Common stock dividends ($1.40 per share)	—	—	(76.7)	—	—	(76.7)
Acquisition of common stock	—	(21.2)	(15.3)	—	—	(36.5)
Net income	—	—	269.9	—	—	269.9
Other comprehensive income	—	—	—	63.5	—	63.5
Balance at June 30, 2023	$0.6	$1,653.7	$3,877.2	$(922.7)	$(122.8)	$4,486.0
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Operating activities
Net income	$425.1	$269.9
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax expense (benefit)	22.5	(23.5)
Depreciation and amortization	101.1	95.3
Net realized losses on investments, including impairment losses	28.4	30.6
Gain on extinguishment of debt	—	(0.1)
Stock based compensation expense	34.6	29.7
Restructuring costs	1.2	5.1
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	335.5	(134.4)
Premiums and accounts receivable	446.0	67.2
Commissions payable	(22.5)	(21.6)
Reinsurance recoverable	(61.3)	392.1
Reinsurance balance payable	42.1	(15.6)
Funds withheld under reinsurance	(69.7)	9.0
Deferred acquisition costs and value of business acquired	(43.6)	(16.3)
Taxes receivable	(150.1)	(21.7)
Other assets and other liabilities	(244.1)	(200.2)
Other	(51.8)	(20.5)
Net cash provided by operating activities	793.4	445.0
Investing activities
Sales of:
Fixed maturity securities available for sale	571.1	563.8
Equity securities	26.6	10.9
Other invested assets	60.1	13.9
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	237.4	123.9
Commercial mortgage loans on real estate	26.2	13.4
Purchases of:
Fixed maturity securities available for sale	(1,223.1)	(954.3)
Equity securities	(24.1)	(2.7)
Commercial mortgage loans on real estate	(30.0)	(21.8)
Other invested assets	(50.2)	(20.0)
Property and equipment and other	(106.2)	(97.8)
Subsidiaries, net of cash transferred	(12.1)	(0.3)
Change in short-term investments	2.6	(113.3)
Other	0.1	0.5
Net cash used in investing activities	(521.6)	(483.8)
Financing activities
Issuance of debt, net of issuance costs	—	173.2
Repayment of debt	—	(175.0)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
Payment of contingent liability	—	(2.5)
Acquisition of common stock	(87.7)	(17.8)
Common stock dividends paid	(77.3)	(76.7)
Employee stock purchases and withholdings	(12.0)	(1.6)
Net cash used in financing activities	(177.0)	(100.4)
Effect of exchange rate changes on cash and cash equivalents	(9.1)	4.2
Change in cash and cash equivalents	85.7	(135.0)
Cash and cash equivalents at beginning of period	1,627.4	1,536.7
Cash and cash equivalents at end of period	$1,713.1	$1,401.7

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
The consolidated balance sheet as of June 30, 2024, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three and six months ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Restricted Cash
Restricted cash and cash equivalents of $55.7 million and $43.6 million as of June 30, 2024 and December 31, 2023, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.

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
Adopted
There were no ASUs adopted by the Company during the quarterly period ended June 30, 2024.
Not Yet Adopted
ASUs issued but not yet adopted as of June 30, 2024, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

4. Segment Information
As of June 30, 2024, the Company had two reportable operating segments, Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA by segment:
Global Lifestyle	$189.7	$197.0	$397.4	$395.9
Global Housing	160.9	154.6	353.4	223.0
Corporate and Other	(27.2)	(28.5)	(56.7)	(52.9)
Reconciling items to consolidated net income:
Interest expense	(26.7)	(27.2)	(53.5)	(54.2)
Depreciation expense	(30.0)	(25.4)	(60.6)	(51.8)
Amortization of purchased intangible assets	(17.3)	(18.7)	(34.9)	(37.4)
Net realized losses on investments and fair value changes to equity securities	(19.6)	(20.0)	(28.4)	(30.6)
Non-core operations (1)	(3.7)	(30.2)	(6.3)	(42.4)
Restructuring costs	(1.2)	1.3	(1.2)	(5.1)
Assurant Health runoff operations (2)	—	—	0.4	7.5
Other adjustments	8.0	1.4	16.2	(0.6)
Total reconciling items	(90.5)	(118.8)	(168.3)	(214.6)
Income before income tax expense	232.9	204.3	525.8	351.4
Income tax expense	44.2	48.0	100.7	81.5
Net income	$188.7	$156.3	$425.1	$269.9
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
The Company’s net earned premiums, fees and other income by segment and line of business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Global Lifestyle:
Connected Living	$1,148.5	$1,079.2	$2,288.8	$2,105.8
Global Automotive	1,035.0	1,029.7	2,082.5	2,043.4
Total	$2,183.5	$2,108.9	$4,371.3	$4,149.2

Global Housing:
Homeowners	$512.7	$412.3	$960.1	$803.7
Renters and Other	120.9	124.3	245.7	238.2
Total	$633.6	$536.6	$1,205.8	$1,041.9

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents total assets by segment:

	June 30, 2024	December 31, 2023
Global Lifestyle (1)	$27,233.0	$27,642.9
Global Housing (1)	4,440.4	4,274.5
Corporate and Other (2)	2,099.6	1,717.8
Segment assets	$33,773.0	$33,635.2
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the Miami, Florida property with a carrying value of $46.0 million as of June 30, 2024 and December 31, 2023, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. During third quarter 2023, the Company submitted an agreement to a potential acquiror, who subsequently withdrew in second quarter 2024. The Company intends to sell the property and, based on current market conditions and interest from multiple potential bidders, the Company has determined that the assets continue to meet held-for-sale criteria. There can be no assurance that a transaction will be entered into or consummated.
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $314.3 million and $254.7 million for Global Lifestyle and $40.8 million and $20.9 million for Global Housing for the three months ended June 30, 2024 and 2023, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $659.5 million and $501.9 million for Global Lifestyle and $61.4 million and $40.8 million for Global Housing for the six months ended June 30, 2024 and 2023, respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Contract Balances
The receivables and unearned revenue under these contracts were $205.6 million and $150.7 million, respectively, as of June 30, 2024, and $218.9 million and $155.4 million, respectively, as of December 31, 2023. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended June 30, 2024 and 2023 that was included in unearned revenue as of December 31, 2023 and 2022 was $17.4 million and $20.6 million, respectively. Revenue from service contracts and sales of products recognized during the six months ended June 30, 2024 and 2023 that was included in unearned revenue as of December 31, 2023 and 2022 was $34.7 million and $42.5 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2024 and December 31, 2023, the Company had approximately $56.1 million and $47.2 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.
6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	June 30, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.9	$—	$0.2	$(4.9)	$58.2
States, municipalities and political subdivisions	145.4	—	0.7	(12.1)	134.0
Foreign governments	474.6	—	1.6	(20.5)	455.7
Asset-backed	961.1	—	8.6	(13.2)	956.5
Commercial mortgage-backed	343.7	—	0.6	(40.3)	304.0
Residential mortgage-backed	632.5	—	1.1	(56.4)	577.2
U.S. corporate	3,478.8	—	23.2	(241.5)	3,260.5
Foreign corporate	1,545.1	—	11.4	(94.1)	1,462.4
Total fixed maturity securities	$7,644.1	$—	$47.4	$(483.0)	$7,208.5

	December 31, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$68.9	$—	$0.7	$(4.4)	$65.2
States, municipalities and political subdivisions	159.2	—	1.2	(11.2)	149.2
Foreign governments	483.1	—	9.4	(12.7)	479.8
Asset-backed	891.4	—	5.2	(22.8)	873.8
Commercial mortgage-backed	383.1	—	0.4	(53.3)	330.2
Residential mortgage-backed	534.7	—	1.9	(50.6)	486.0
U.S. corporate	3,300.5	—	45.3	(215.4)	3,130.4
Foreign corporate	1,471.5	—	17.6	(91.6)	1,397.5
Total fixed maturity securities	$7,292.4	$—	$81.7	$(462.0)	$6,912.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$186.0	$185.4
Due after one year through five years	1,516.7	1,479.1
Due after five years through ten years	2,952.0	2,805.4
Due after ten years	1,052.1	900.9
Total	5,706.8	5,370.8
Asset-backed	961.1	956.5
Commercial mortgage-backed	343.7	304.0
Residential mortgage-backed	632.5	577.2
Total	$7,644.1	$7,208.5
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(14.8)	$(7.8)	$(29.2)	$(11.8)
Equity securities (1)	—	(9.8)	10.1	(12.9)
Commercial mortgage loans on real estate	(1.3)	0.2	(2.3)	(1.3)
Other investments	0.3	0.5	4.8	1.0
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(15.8)	(16.9)	(16.6)	(25.0)
Net realized losses related to impairments:
Fixed maturity securities	(0.7)	(2.1)	(1.0)	(2.1)
Other investments	(3.1)	(1.0)	(10.8)	(3.5)
Total net realized losses related to impairments	(3.8)	(3.1)	(11.8)	(5.6)
Total net realized losses on investments and fair value changes to equity securities	$(19.6)	$(20.0)	$(28.4)	$(30.6)
(1)Upward adjustments of $0.3 million, $4.1 million, $0.4 million and $0.4 million for the three and six months ended June 30, 2024 and 2023 and impairments of $3.1 million, $10.8 million, $1.0 million and $3.5 million for the three and six months ended June 30, 2024 and 2023, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) recognized on equity securities	$—	$(9.8)	$10.1	$(12.9)
Less: Net realized gains (losses) related to sales of equity securities	5.2	(1.5)	5.1	(2.3)
Total fair value changes to equity securities held	$(5.2)	$(8.3)	$5.0	$(10.6)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	June 30, 2024	December 31, 2023
Initial cost	$79.5	$86.8
Cumulative upward adjustments	55.1	51.1
Cumulative downward adjustments (including impairments)	(18.4)	(17.9)
Carrying value	$116.2	$120.0
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$9.6	$(0.1)	$40.7	$(4.8)	$50.3	$(4.9)
States, municipalities and political subdivisions	17.0	(0.4)	82.6	(11.7)	99.6	(12.1)
Foreign governments	185.3	(4.0)	203.1	(16.5)	388.4	(20.5)
Asset-backed	112.9	(3.7)	159.4	(9.5)	272.3	(13.2)
Commercial mortgage-backed	40.8	(2.0)	215.9	(38.3)	256.7	(40.3)
Residential mortgage-backed	178.6	(3.9)	281.3	(52.5)	459.9	(56.4)
U.S. corporate	1,012.9	(29.2)	1,386.0	(212.3)	2,398.9	(241.5)
Foreign corporate	388.8	(9.1)	658.4	(85.0)	1,047.2	(94.1)
Total fixed maturity securities	$1,945.9	$(52.4)	$3,027.4	$(430.6)	$4,973.3	$(483.0)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.2	$(0.1)	$43.7	$(4.3)	$48.9	$(4.4)
States, municipalities and political subdivisions	3.9	(0.1)	96.5	(11.1)	100.4	(11.2)
Foreign governments	42.5	(0.5)	203.5	(12.2)	246.0	(12.7)
Asset-backed	64.0	(3.0)	404.7	(19.8)	468.7	(22.8)
Commercial mortgage-backed	66.3	(8.4)	244.2	(44.9)	310.5	(53.3)
Residential mortgage-backed	98.8	(3.5)	285.1	(47.1)	383.9	(50.6)
U.S. corporate	331.9	(14.7)	1,596.4	(200.7)	1,928.3	(215.4)
Foreign corporate	153.9	(5.6)	744.8	(86.0)	898.7	(91.6)
Total fixed maturity securities	$766.5	$(35.9)	$3,618.9	$(426.1)	$4,385.4	$(462.0)
Total gross unrealized losses represented approximately 10% and 11% of the aggregate fair value of the related securities as of June 30, 2024 and December 31, 2023, respectively. Approximately 11% and 8% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2024 and December 31, 2023, respectively. The total gross unrealized losses are comprised of 3,317 and 3,096 individual securities as of June 30, 2024 and December 31, 2023, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

June 30, 2024 and December 31, 2023 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and six months ended June 30, 2024. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of June 30, 2024, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.0 million as of June 30, 2024, and from less than $0.1 million to $10.0 million as of December 31, 2023.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$28.7	$49.6	$41.8	$25.8	$—	$61.7	$207.6	61.7%
71% to 80%	—	2.4	22.7	64.4	2.8	4.4	96.7	28.7%
81% to 95%	—	—	8.9	12.6	—	5.3	26.8	8.0%
Greater than 95%	—	—	4.0	1.3	—	—	5.3	1.6%
Total	$28.7	$52.0	$77.4	$104.1	$2.8	$71.4	$336.4	100.0%

	June 30, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$1.9	$—	$11.7	$9.2	$—	$43.7	$66.5	19.7%
1.5 to 2.0	10.5	18.9	23.5	25.0	—	11.8	89.7	26.7%
1.0 to 1.5	16.3	33.1	18.0	39.8	—	6.5	113.7	33.8%
Less than 1.0	—	—	24.2	30.1	2.8	9.4	66.5	19.8%
Total	$28.7	$52.0	$77.4	$104.1	$2.8	$71.4	$336.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	June 30, 2024
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$58.2	$—		$58.2		$—
States, municipalities and political subdivisions	134.0	—		134.0		—
Foreign governments	455.7	—		455.7		—
Asset-backed	956.5	—		860.9		95.6
Commercial mortgage-backed	304.0	—		304.0		—
Residential mortgage-backed	577.2	—		577.2		—
U.S. corporate	3,260.5	—		3,215.2		45.3
Foreign corporate	1,462.4	—		1,452.4		10.0
Equity securities:
Mutual funds	13.6	13.6		—		—
Common stocks	4.1	3.4		0.7		—
Non-redeemable preferred stocks	208.6	—		208.6		—
Short-term investments	211.1	190.4	(2)	20.7	(3)	—
Other investments	71.2	71.1	(1)	—		0.1	(4)
Cash equivalents	1,319.6	1,308.4	(2)	11.2	(3)	—
Other assets	9.1	—		—		9.1	(4)
Assets held in separate accounts	11.3	8.1	(1)	3.2	(3)	—
Total financial assets	$9,057.1	$1,595.0		$7,302.0		$160.1

Financial Liabilities
Other liabilities	$71.1	$71.1	(1)	$—		$—
Liabilities related to separate accounts	11.3	8.1	(1)	3.2	(3)	—
Total financial liabilities	$82.4	$79.2		$3.2		$—

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	June 30, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$330.2	$332.6	$—	$—	$332.6
Other investments	3.9	3.9	1.4	—	2.5
Other assets	19.3	19.3	—	—	19.3
Total financial assets	$353.4	$355.8	$1.4	$—	$354.4
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.9	$7.3	$—	$—	$7.3
Funds withheld under reinsurance	322.0	322.0	322.0	—	—
Debt	2,081.8	1,981.4	—	1,981.4	—
Total financial liabilities	$2,410.7	$2,310.7	$322.0	$1,981.4	$7.3

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$328.7	$313.7	$—	$—	$313.7
Other investments	3.7	3.7	1.4	—	2.3
Other assets	26.5	26.5	—	—	26.5
Total financial assets	$358.9	$343.9	$1.4	$—	$342.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.3	$7.8	$—	$—	$7.8
Funds withheld under reinsurance	392.7	392.7	392.7	—	—
Debt	2,080.6	1,972.4	—	1,972.4	—
Total financial liabilities	$2,480.6	$2,372.9	$392.7	$1,972.4	$7.8
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$9,978.9	$9,683.0	$9,967.2	$9,677.1
Costs deferred	1,077.4	1,168.9	2,111.8	2,159.2
Amortization	(1,015.3)	(1,033.4)	(2,038.0)	(2,017.8)
Ending balance	$10,041.0	$9,818.5	$10,041.0	$9,818.5

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

	For the Six Months Ended June 30,
	2024	2023
Claims and benefits payable, at beginning of period	$1,989.2	$2,210.0
Less: Reinsurance ceded and other	(886.6)	(1,228.8)
Net claims and benefits payable, at beginning of period	1,102.6	981.2
Incurred losses and loss adjustment expenses related to:
Current year	1,384.2	1,293.1
Prior years	(65.0)	(15.0)
Total incurred losses and loss adjustment expenses	1,319.2	1,278.1
Paid losses and loss adjustment expenses related to:
Current year	731.5	708.4
Prior years	480.8	438.6
Total paid losses and loss adjustment expenses	1,212.3	1,147.0
Net claims and benefits payable, at end of period	1,209.5	1,112.3
Plus: Reinsurance ceded and other (1)	905.7	908.0
Claims and benefits payable, at end of period (1)	$2,115.2	$2,020.3
(1)Includes reinsurance recoverables and claims and benefits payable of $104.0 million and $124.1 million as of June 30, 2024 and 2023, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $65.0 million and $15.0 million for the six months ended June 30, 2024 and 2023, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $17.0 million and $21.5 million in net favorable loss development for the six months ended June 30, 2024 and 2023, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Connected Living contributed $20.9 million of net favorable development, of which $11.7 million was from extended service contracts and mobile, and $9.2 million from credit and other insurance. For extended service contracts and mobile, improvements in data quality for certain clients allowed for reserve releases and contributed to the favorable development. The favorable development for credit and other insurance was primarily from Canada and Europe. Global Automotive contributed $3.9 million of net unfavorable development driven by higher claim frequencies as more vehicles meet the loss criteria in an asset protection product. For the six months ended June 30, 2023 the favorable development was also primarily from Connected Living and due to similar drivers. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $48.4 million of net favorable loss development for the six months ended June 30, 2024 and $22.3 million of net favorable loss development for the six months ended June 30, 2023. The net favorable loss development for the six months ended June 30, 2024 consisted of favorable non-catastrophe development of $46.6 million and $1.8 million

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

net favorable development from prior catastrophe events. The favorable non-catastrophe development was driven by $35.1 million from lender-placed hazard primarily in accident year 2023 due to favorable frequency, easing inflation and legislative reform changes in Florida. The net favorable loss development for the six months ended June 30, 2023 was primarily attributable to favorable frequency and severity trends from lower than anticipated inflation, partially offset by unfavorable development on Winter Storm Elliott as a result of higher severity than initially projected.
The sharing economy and small commercial businesses, reported within non-core operations, contributed $6.9 million and $30.0 million in net unfavorable loss development during the six months ended June 30, 2024 and 2023, respectively. The $6.9 million in net unfavorable loss development consisted of $8.4 million from sharing economy, driven by more newly reported claims than expected and an increase in the portion and amount of claims anticipated to exceed the per policy deductible. This was partially offset by $1.5 million in favorable loss development from small commercial due to the timing of reinsurance recoveries. The net unfavorable loss development for the six months ended June 30, 2023 was attributable primarily to reserve assumption increases in sharing economy related to higher frequency expectations for the number of claims closed with indemnity payment and an increase in loss adjustment expenses in the tail.
All others contributed $6.5 million and $1.2 million of net favorable loss development for the six months ended June 30, 2024 and 2023 respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	June 30, 2024	December 31, 2023
Present value of expected net premiums
Balance, beginning of period	$36.4	$34.2
Beginning balance at original discount rate	36.5	33.4
Effect of changes in cash flow assumptions (1)	—	1.5
Effect of actual variances from expected experience	—	3.5
Adjusted beginning of period balance	36.5	38.4
Experience variance (2)	(0.1)	—
Interest accrual	1.7	2.8
Net premiums collected	(3.0)	(4.7)
Ending balance at original discount rate	35.1	36.5
Effect of changes in discount rate assumptions	1.3	(0.1)
Balance, end of period	$36.4	$36.4

Present value of expected future policy benefits
Balance, beginning of period	$450.6	$462.4
Beginning balance at original discount rate	453.0	444.4
Effect of actual variances from expected experience	—	4.4
Adjusted beginning of period balance	453.0	448.8
Experience variance (2)	(2.0)	1.0
Interest accrual	13.0	19.5
Benefit payments	(12.6)	(16.3)
Ending balance at original discount rate	451.4	453.0
Effect of changes in discount rate assumptions	26.6	(2.4)
Balance, end of period	$478.0	$450.6

Net future policy benefits and expenses	$441.6	$414.2
Related reinsurance recoverable	441.6	414.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	11.7	12.0
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

	June 30, 2024	December 31, 2023
Long-term care	$441.6	$414.2
Other	69.9	73.0
Total	$511.5	$487.2
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	June 30, 2024	December 31, 2023
Expected future benefits payments	$814.2	$829.3
Expected future gross premiums	$64.7	$69.4
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	June 30, 2024	June 30, 2023
Gross premiums	$1.5	$1.6
Interest expense (original discount rate)	$5.7	$5.6
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	June 30, 2024	June 30, 2023
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.28%	5.10%
10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended June 30, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at March 31, 2024	$(360.4)	$(337.7)	$5.3	$(118.4)	$(811.2)
Change in accumulated other comprehensive loss before reclassifications	(15.1)	(34.0)	1.6	—	(47.5)
Amounts reclassified from accumulated other comprehensive loss	—	11.0	(2.5)	(2.5)	6.0
Net current-period other comprehensive loss	(15.1)	(23.0)	(0.9)	(2.5)	(41.5)
Balance at June 30, 2024	$(375.5)	$(360.7)	$4.4	$(120.9)	$(852.7)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at March 31, 2023	$(384.0)	$(434.0)	$9.9	$(91.4)	$(899.5)
Change in accumulated other comprehensive loss before reclassifications	23.7	(54.8)	2.3	0.4	(28.4)
Amounts reclassified from accumulated other comprehensive loss	—	7.9	(0.2)	(2.5)	5.2
Net current-period other comprehensive loss	23.7	(46.9)	2.1	(2.1)	(23.2)
Balance at June 30, 2023	$(360.3)	$(480.9)	$12.0	$(93.5)	$(922.7)

	Six Months Ended June 30, 2024
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive loss before reclassifications	(23.6)	(77.8)	1.5	—	(99.9)
Amounts reclassified from accumulated other comprehensive loss	—	22.6	(5.6)	(4.8)	12.2
Net current-period other comprehensive loss	(23.6)	(55.2)	(4.1)	(4.8)	(87.7)
Balance at June 30, 2024	$(375.5)	$(360.7)	$4.4	$(120.9)	$(852.7)

	Six Months Ended June 30, 2023
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive loss before reclassifications	33.7	21.2	3.4	0.3	58.6
Amounts reclassified from accumulated other comprehensive loss	—	11.1	(1.2)	(5.0)	4.9
Net current-period other comprehensive loss	33.7	32.3	2.2	(4.7)	63.5
Balance at June 30, 2023	$(360.3)	$(480.9)	$12.0	$(93.5)	$(922.7)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net unrealized losses on investments	$13.9	$10.0	$28.6	$14.0	Net realized losses on investments and fair value changes to equity securities
	(2.9)	(2.1)	(6.0)	(2.9)	Provision for income taxes
	$11.0	$7.9	$22.6	$11.1	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.7)	$(0.7)	$(1.4)	$(2.0)	Interest expense
Foreign exchange derivatives	(2.5)	0.4	(5.7)	0.4	Underwriting, selling, general and administrative expenses
	(3.2)	(0.3)	(7.1)	(1.6)
	0.7	0.1	1.5	0.4	Provision for income taxes
	$(2.5)	$(0.2)	$(5.6)	$(1.2)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$0.3	$0.6	$0.6	(1)
Amortization of prior service credit	(3.5)	(3.4)	(6.8)	(6.8)	(1)
	(3.2)	(3.1)	(6.2)	(6.2)
	0.7	0.6	1.4	1.2	Provision for income taxes
	$(2.5)	$(2.5)	$(4.8)	$(5.0)	Net of tax
Total reclassifications for the period	$6.0	$5.2	$12.2	$4.9	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$188.7	$156.3	$425.1	$269.9
Less: Common stock dividends paid	(39.9)	(39.7)	(77.3)	(76.7)
Undistributed earnings	$148.8	$116.6	$347.8	$193.2

Denominator
Weighted average common shares outstanding used in basic per common share calculations	52,500,727	53,745,611	52,516,296	53,619,711
Incremental common shares from:
PSUs	167,770	78,906	249,421	158,159
ESPP	49,239	65,165	49,239	65,165
Weighted average common shares outstanding used in diluted per common share calculations	52,717,736	53,889,682	52,814,956	53,843,035
Earnings per common share – Basic
Distributed earnings	$0.76	$0.74	$1.47	$1.43
Undistributed earnings	2.83	2.17	6.62	3.60
Net income	$3.59	$2.91	$8.09	$5.03
Earnings per common share – Diluted
Distributed earnings	$0.76	$0.74	$1.46	$1.42
Undistributed earnings	2.82	2.16	6.59	3.59
Net income	$3.58	$2.90	$8.05	$5.01
Average PSUs totaling 93,963 and 58,380 for the three months ended June 30, 2024 and 2023, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 55,263 and 60,766 for the six months ended June 30, 2024 and 2023, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
12. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees prior to closing to new hires on January 1, 2014. The Company also has various non-contributory, non-qualified supplemental plans covering certain employees, including the Assurant Executive Pension Plan and the Assurant Supplemental Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. In addition, the Company provides certain health care benefits for retired employees and their dependents (“Retirement Health Benefits”). The Pension Benefits and Retirement Health Benefits (together, the “Plans”) were frozen on March 1, 2016.
In February 2020, the Company amended the Retirement Health Benefits to terminate effective December 31, 2024 (the “Termination Date”). Benefits will be paid through the Termination Date. The Retirement Health Benefits obligations were re-measured using a discount rate of 1.55%, selected based on a cash flow analysis using a bond yield curve as of February 29, 2020, and the fair market value of the Retirement Health Benefits assets as of February 29, 2020. The remeasurement resulted in a reduction to the Retirement Health Benefits obligations of $65.6 million and a corresponding prior service credit in AOCI, which will be reclassified from AOCI as it is amortized in the net periodic benefit cost over the remaining period until the Termination Date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three and six months ended June 30, 2024 and 2023:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Interest cost	$6.6	$7.0	$0.5	$0.6	$0.1	$0.1
Expected return on plan assets	(10.2)	(10.3)	—	—	(0.4)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.5)	(3.4)
Amortization of net loss	—	—	0.3	0.3	—	—
Net periodic benefit cost	$(3.6)	$(3.3)	$0.8	$0.9	$(3.8)	$(3.7)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Interest cost	$13.3	$14.0	$1.1	$1.2	$0.1	$0.2
Expected return on plan assets	(20.2)	(20.6)	—	—	(0.7)	(0.8)
Amortization of prior service credit	—	—	—	—	(6.8)	(6.8)
Amortization of net loss (gain)	—	—	0.6	0.6	—	—
Settlement loss	—	—	—	—	—	—
Net periodic benefit cost	$(6.9)	$(6.6)	$1.7	$1.8	$(7.4)	$(7.4)
The Assurant Pension Plan funded status was $87.4 million at June 30, 2024 and $86.6 million at December 31, 2023 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 117% funded status at June 30, 2024 and 116% at December 31, 2023. During the six months ended June 30, 2024, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2024.
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
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the estimated remaining costs to be incurred and the estimated total costs. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Costs Incurred for Three Months Ended June 30,		Costs Incurred for Six Months Ended June 30,		Estimated Remaining Costs	Estimated Total Costs
	2024	2023	2024	2023
Transformational plan:
Severance and other employee benefits	$0.3	$(1.3)	$0.3	$(2.9)	$3.2	$56.2
Total transformational plan	0.3	(1.3)	0.3	(2.9)	3.2	56.2
Return to work strategy:
Contract exit costs	0.9	—	0.9	4.9	—	22.9
Fixed asset impairment	—	—	—	—	—	2.3
Right-of-use asset impairment	—	—	—	3.1	—	10.2
Total return to work strategy	0.9	—	0.9	8.0	—	35.4
Total restructuring and impairment charges	$1.2	$(1.3)	$1.2	$5.1	$3.2	$91.6
The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2024	$27.8	$17.1
Charges incurred	0.3	1.1
Non-cash adjustment	—	(0.2)
Cash payments	(13.9)	(4.7)
Balance at June 30, 2024	$14.2	$13.3
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.8 million and $2.9 million of letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2024 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and six months ended June 30, 2024 (“Second Quarter 2024” and “Six Months 2024”) and the three and six months ended June 30, 2023 (“Second Quarter 2023” and “Six Months 2023”).
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
Segment Information
As of June 30, 2024, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
Executive Summary
Summary of Financial Results
Consolidated net income increased $32.4 million, or 21%, to $188.7 million for Second Quarter 2024 from $156.3 million for Second Quarter 2023, primarily due to a lower after-tax loss from non-core operations and a lower effective tax rate.
Global Lifestyle Adjusted EBITDA decreased $7.3 million, or 4%, to $189.7 million for Second Quarter 2024 from $197.0 million for Second Quarter 2023, primarily driven by lower Global Automotive results from ongoing elevated claims costs from inflation, and elevated losses within select ancillary products. Connected Living results decreased slightly mainly from investments in new client programs and capabilities, lower mobile trade-in volumes and unfavorable foreign exchange. This was partially offset by growth in global mobile device protection programs, including impacts from increased subscribers, and higher U.S. financial services profitability.
Global Lifestyle net earned premiums, fees and other income increased $74.6 million, or 4%, to $2.18 billion for Second Quarter 2024 from $2.11 billion for Second Quarter 2023, primarily driven by Connected Living from mobile growth, including contributions from newly launched trade-in programs and global device protection programs.
Global Housing Adjusted EBITDA increased $6.3 million, or 4%, to $160.9 million for Second Quarter 2024 from $154.6 million for Second Quarter 2023, and included $32.1 million of higher pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $38.4 million, or 23%, primarily from continued top-line growth within Homeowners, including higher policies in-force from new lender-placed programs and portfolios. Results also benefited from ongoing expense leverage from scale and operational efficiencies. The increase was partially offset by $10.7 million of unfavorable year-over-year net impact to prior period reserve development. Second Quarter 2024 had $17.0 million of favorable development compared to $27.7 million in the Second Quarter 2023.
Global Housing net earned premiums, fees and other income increased $97.0 million, or 18%, to $633.6 million for Second Quarter 2024 from $536.6 million for Second Quarter 2023, mainly driven by Homeowners top-line growth, including growth in policies in-force and higher average premiums within lender-placed insurance.
Corporate and Other Adjusted EBITDA was $(27.2) million for Second Quarter 2024 compared to $(28.5) million for Second Quarter 2023, primarily driven by higher net investment income from higher asset levels and yields.
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
Our results may be impacted by our ability to continue to grow in the markets in which we operate, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, capitalize on the connected home opportunity and investments to onboard and ramp-up new business. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenues is impacted by changes in the housing market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2023 Annual Report.

Critical Accounting Policies and Estimates
Our 2023 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2023 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net earned premiums	$2,444.6	$2,343.0	$4,821.1	$4,608.5
Fees and other income	375.2	295.7	760.9	578.4
Net investment income	124.7	112.9	251.4	218.1
Net realized losses on investments and fair value changes to equity securities	(19.6)	(20.0)	(28.4)	(30.6)
Total revenues	2,924.9	2,731.6	5,805.0	5,374.4
Benefits, losses and expenses:
Policyholder benefits	696.1	632.5	1,319.2	1,278.1
Underwriting, selling, general and administrative expenses	1,969.2	1,867.6	3,906.5	3,690.8
Interest expense	26.7	27.2	53.5	54.2
Gain on extinguishment of debt	—	—	—	(0.1)
Total benefits, losses and expenses	2,692.0	2,527.3	5,279.2	5,023.0
Income before provision for income taxes	232.9	204.3	525.8	351.4
Provision for income taxes	44.2	48.0	100.7	81.5
Net income	$188.7	$156.3	$425.1	$269.9
For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Net income increased $32.4 million, or 21%, to $188.7 million for Second Quarter 2024 from $156.3 million for Second Quarter 2023, primarily due to $20.9 million of lower after-tax losses from our non-core operations, mainly from sharing economy, a lower annualized effective tax rate, mainly due to transferable tax credits and a favorable mix of foreign business, a $5.7 million favorable change in after-tax foreign exchange related gains (losses) (including gains (losses) from foreign exchange transactions and derivatives and from the remeasurement of net monetary assets in Argentina) and higher earnings in Global Housing. The increase in net income was partially offset by $25.5 million of higher after-tax reportable catastrophes and lower earnings in Global Lifestyle.
For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Net income increased $155.2 million, or 58%, to $425.1 million for Six Months 2024 from $269.9 million for Six Months 2023, primarily driven by higher earnings in Global Housing, $28.6 million of lower after-tax losses from our non-core operations, mainly from sharing economy, a lower annualized effective tax rate, mainly due to transferable tax credits and a favorable mix of foreign business, and a $13.4 million favorable change in after-tax foreign exchange related gains (losses), as described above.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$1,861.6	$1,840.3	$3,695.9	$3,628.4
Fees and other income	321.9	268.6	675.4	520.8
Net investment income	85.7	80.9	175.9	157.6
Total revenues	2,269.2	2,189.8	4,547.2	4,306.8
Benefits, losses and expenses
Policyholder benefits	411.8	402.3	829.5	773.3
Underwriting, selling, general and administrative expenses	1,667.7	1,590.5	3,320.3	3,137.6
Total benefits, losses and expenses	2,079.5	1,992.8	4,149.8	3,910.9
Global Lifestyle Adjusted EBITDA	$189.7	$197.0	$397.4	$395.9

Net earned premiums, fees and other income:
Connected Living	$1,148.5	$1,079.2	$2,288.8	$2,105.8
Global Automotive	1,035.0	1,029.7	2,082.5	2,043.4
Total	$2,183.5	$2,108.9	$4,371.3	$4,149.2

Net earned premiums, fees and other income:
Domestic	$1,685.2	$1,660.1	$3,401.7	$3,269.9
International	498.3	448.8	969.6	879.3
Total	$2,183.5	$2,108.9	$4,371.3	$4,149.2
For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Adjusted EBITDA decreased $7.3 million, or 4%, to $189.7 million for Second Quarter 2024 from $197.0 million for Second Quarter 2023, primarily driven by ongoing elevated claims costs in Global Automotive from higher labor and parts costs due to inflation, including due to higher frequency in select ancillary products, higher expenses for investments in new client programs and capabilities, lower mobile trade-in volumes and the unfavorable impact of foreign exchange. The decrease in Adjusted EBITDA was partially offset by growth in Connected Living from global mobile device protection programs, including increased subscribers, and higher U.S. financial services profitability, as well as higher net investment income across Global Lifestyle.
Total revenues increased $79.4 million, or 4%, to $2.27 billion for Second Quarter 2024 from $2.19 billion for Second Quarter 2023. Fees and other income increased $53.3 million, or 20%, primarily due to contributions from newly launched mobile trade-in programs. Net earned premiums increased $21.3 million, or 1%, primarily driven by Connected Living growth from global mobile device protection programs, partially offset by a decline in extended service contracts. Net investment income increased $4.8 million, or 6%, primarily due to higher yields and asset balances in fixed maturity securities, partially offset by lower income from limited partnerships.
Total benefits, losses and expenses increased $86.7 million, or 4%, to $2.08 billion for Second Quarter 2024 from $1.99 billion for Second Quarter 2023. Underwriting, selling, general and administrative expenses increased $77.2 million, or 5%, primarily due to an increase in Connected Living expenses, mainly from higher cost of sales from newly launched mobile trade-in programs and higher commission expenses due to growth from global mobile device protection programs, partially offset by lower commission expenses for extended service contracts and Global Automotive. Policyholder benefits increased $9.5 million, or 2%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, partially offset by a decrease in Connected Living, mainly from lower losses for extended service contracts in line with the decrease in net earned premiums.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Adjusted EBITDA increased $1.5 million to $397.4 million for Six Months 2024 from $395.9 million for Six Months 2023, primarily due to growth in Connected Living, from global mobile device protection programs and higher U.S. financial services profitability, inclusive of higher net investment income. Connected Living also benefited from a one-time $6.9 million client contract benefit in extended service contracts in first quarter 2024. The increase in Adjusted EBITDA was partially offset by ongoing elevated claims costs in Global Automotive, as described above, higher expenses for investments in new client programs and capabilities and the unfavorable impact of foreign exchange.
Total revenues increased $240.4 million, or 6%, to $4.55 billion for Six Months 2024 from $4.31 billion for Six Months 2023. Fees and other income increased $154.6 million, or 30%, primarily due to contributions from newly launched mobile trade-in programs. Net earned premiums increased $67.5 million, or 2%, primarily driven by growth from global mobile device protection programs in Connected Living and from prior period sales in Global Automotive, partially offset by a decline in extended service contracts in Connected Living. Net investment income increased $18.3 million, or 12%, primarily due to higher yields in fixed maturity securities, cash and cash equivalents and short-term investments.
Total benefits, losses and expenses increased $238.9 million, or 6%, to $4.15 billion for Six Months 2024 from $3.91 billion for Six Months 2023. Underwriting, selling, general and administrative expenses increased $182.7 million, or 6%, primarily due to an increase in Connected Living expenses, mainly from higher cost of sales from newly launched mobile trade-in programs and higher commission expenses due to growth from global mobile device protection programs, partially offset by lower commission expenses for extended service contracts. Policyholder benefits increased $56.2 million, or 7%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, and from higher claims in the global mobile device protection business in Connected Living, partially offset by lower losses for extended service contracts in Connected Living in line with the decrease in net earned premiums.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$580.4	$504.5	$1,121.0	$979.5
Fees and other income	53.2	32.1	84.8	62.4
Net investment income	29.9	25.2	58.4	46.4
Total revenues	663.5	561.8	1,264.2	1,088.3
Benefits, losses and expenses
Policyholder benefits	279.9	207.8	480.2	466.7
Underwriting, selling, general and administrative expenses	222.7	199.4	430.6	398.6
Total benefits, losses and expenses	502.6	407.2	910.8	865.3
Global Housing Adjusted EBITDA	$160.9	$154.6	$353.4	$223.0

Impact of reportable catastrophes	$45.5	$13.4	$58.4	$62.9

Net earned premiums, fees and other income
Homeowners	$512.7	$412.3	$960.1	$803.7
Renters and Other	120.9	124.3	245.7	238.2
Total	$633.6	$536.6	$1,205.8	$1,041.9
For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Adjusted EBITDA increased $6.3 million, or 4%, to $160.9 million for Second Quarter 2024 from $154.6 million for Second Quarter 2023, primarily from continued growth within Homeowners, including higher policies in-force from new lender-placed programs and portfolios, higher average insured values and rates, and ongoing expense leverage from scale and operating efficiencies. The increase in Adjusted EBITDA was partially offset by $32.1 million of higher pre-tax reportable catastrophes and $10.7 million of unfavorable year-over-year net impact to non-catastrophe prior period reserve development. Second Quarter 2024 had $17.0 million of favorable non-catastrophe prior period reserve development compared to $27.7 million in Second Quarter 2023.
Total revenues increased $101.7 million, or 18%, to $663.5 million for Second Quarter 2024 from $561.8 million for Second Quarter 2023. Net earned premiums increased $75.9 million, or 15%, primarily driven by Homeowners from higher lender-placed policies in-force (including from a new client onboarding during first quarter 2024) and average insured values, as well as higher premium rates primarily to address increased claims severity. Fees and other income increased $21.1 million, or 66%, driven by a year-to-date reclassification of certain service fees to fee income from an expense account. Net investment income increased $4.7 million, or 19%, primarily due to higher yields and asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $95.4 million, or 23%, to $502.6 million for Second Quarter 2024 from $407.2 million for Second Quarter 2023. Policyholder benefits increased $72.1 million, or 35%, primarily due to higher non-catastrophe losses, both from exposure growth and the unfavorable year-over-year net impact to prior period reserve development, and higher reportable catastrophe losses. Underwriting, selling, general and administrative expenses increased $23.3 million, or 12%, primarily due to the reclassification described above.
For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Adjusted EBITDA increased $130.4 million, or 58%, to $353.4 million for Six Months 2024 from $223.0 million for Six Months 2023, mainly due to continued growth from higher policies in-force, average insured values and rates within Homeowners and $14.3 million of favorable year-over-year net impact to non-catastrophe prior year reserve development. Six Months 2024 had $46.6 million of favorable non-catastrophe prior year reserve development compared to $32.3 million in Six Months 2023. The increase in Adjusted EBITDA was also driven by ongoing expense leverage from scale and operating efficiencies, lower catastrophe reinsurance premiums, including impacts from changing the timing of program placement in this initial year of transition to a single placement date, and higher net investment income.
Total revenues increased $175.9 million, or 16%, to $1.26 billion for Six Months 2024 from $1.09 billion for Six Months 2023. Net earned premiums increased $141.5 million, or 14%, primarily driven by Homeowners from higher lender-placed policies in-force and average insured values, as well as higher premium rates primarily to address increased claims severity, partially offset by exits from certain international markets. Fees and other income increased $22.4 million, or 36%, driven by the reclassification described above. Net investment income increased $12.0 million, or 26%, primarily due to higher yields on fixed maturity securities, cash and cash equivalents and short-term investments.
Total benefits, losses and expenses increased $45.5 million, or 5%, to $910.8 million for Six Months 2024 from $865.3 million for Six Months 2023. Underwriting, selling, general and administrative expenses increased $32.0 million, or 8%, primarily due to the reclassification described above and lower reimbursements related to the National Flood Insurance Program due to processing fewer flood claims for Hurricane Ian. Policyholder benefits increased $13.5 million, or 3%, primarily due to higher non-catastrophe losses from exposure growth, partially offset by the favorable year-over-year net impact to non-catastrophe prior year reserve development and lower reportable catastrophe losses.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	0.1	—	0.3	0.1
Net investment income	7.1	3.8	12.7	8.3
Total revenues	7.2	3.8	13.0	8.4
Benefits, losses and expenses
Policyholder benefits	—	—	—	0.1
General and administrative expenses	34.4	32.3	69.7	61.2
Total benefits, losses and expenses	34.4	32.3	69.7	61.3
Corporate and Other Adjusted EBITDA	$(27.2)	$(28.5)	$(56.7)	$(52.9)
For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Adjusted EBITDA was $(27.2) million for Second Quarter 2024 compared to $(28.5) million for Second Quarter 2023. The change in results was primarily due to higher net investment income from higher asset balances and yields in fixed maturity securities, partially offset by higher third-party consulting expenses to support enterprise growth initiatives.
Total revenues increased $3.4 million, or 89%, to $7.2 million for Second Quarter 2024 from $3.8 million for Second Quarter 2023, primarily driven by an increase in net investment income of $3.3 million, or 87%, mostly due to higher yields and asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $2.1 million, or 7%, to $34.4 million for Second Quarter 2024 from $32.3 million for Second Quarter 2023, primarily driven by higher third-party consulting expenses to support enterprise growth initiatives.
For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Adjusted EBITDA was $(56.7) million for Six Months 2024 compared to $(52.9) million for Six Months 2023. The change in results was primarily due to higher third-party consulting expenses to support enterprise growth initiatives and employee-related expenses, partially offset by higher net investment income.
Total revenues increased $4.6 million, or 55%, to $13.0 million for Six Months 2024 from $8.4 million for Six Months 2023, primarily driven by an increase in net investment income of $4.4 million, or 53%, mostly due to higher asset balances and yields in fixed maturity securities.
Total benefits, losses and expenses increased $8.4 million, or 14%, to $69.7 million for Six Months 2024 from $61.3 million for Six Months 2023, primarily driven by higher third-party consulting expenses to support enterprise growth initiatives and employee-related expenses.

Investments
We had total investments of $8.52 billion and $8.22 billion as of June 30, 2024 and December 31, 2023, respectively. Net unrealized losses on our fixed maturity securities portfolio increased by $55.3 million during Six Months 2024, from $380.3 million as of December 31, 2023 to a net unrealized loss of $435.6 million as of June 30, 2024, primarily due to an increase in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2024		December 31, 2023
Aaa / Aa / A	$4,165.8	57.8%	$3,958.7	57.3%
Baa	2,631.7	36.5%	2,564.8	37.1%
Ba	341.1	4.7%	318.6	4.6%
B and lower	69.9	1.0%	70.0	1.0%
Total	$7,208.5	100.0%	$6,912.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturity securities	$95.9	$81.0	$186.7	$159.6
Equity securities	3.3	3.7	6.8	7.6
Commercial mortgage loans on real estate	4.9	4.3	9.7	8.4
Short-term investments	3.9	3.4	9.2	6.1
Other investments	3.1	5.2	9.4	8.2
Cash and cash equivalents	18.5	19.4	38.3	36.2
Total investment income	129.6	117.0	260.1	226.1
Investment expenses	(4.9)	(4.1)	(8.7)	(8.0)
Net investment income	$124.7	$112.9	$251.4	$218.1
Net investment income increased $11.8 million, or 10%, to $124.7 million for Second Quarter 2024 from $112.9 million for Second Quarter 2023. The increase was primarily driven by higher yields and asset balances in fixed maturity securities.
Net realized losses on investments and fair value changes to equity securities decreased $0.4 million, or 2%, to $19.6 million for Second Quarter 2024 from $20.0 million for Second Quarter 2023. The decrease was primarily driven by realized gains on sales of equity securities, which was partially offset by realized losses on sales of fixed maturity securities.
Net investment income increased $33.3 million, or 15%, to $251.4 million for Six Months 2024 from $218.1 million for Six Months 2023. The increase was primarily driven by higher yields and asset balances in fixed maturity securities, cash and cash equivalents and short-term investments.
Net realized losses on investments and fair value changes to equity securities decreased $2.2 million, or 7%, to $28.4 million for Six Months 2024 from $30.6 million for Six Months 2023. The decrease was primarily driven by unrealized gains from changes in fair value of equity securities and realized gains on sales of equity securities, which was partially offset by realized losses on sales of fixed maturity securities.
As of June 30, 2024, we owned $17.2 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $15.6 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating AA- without the guarantee.
For more information on our investments, see Notes 6 and 7 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
We consolidated our main reinsurance purchases into a single placement date of April 2024. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. 2024 reinsurance premiums for the total program are estimated to be $188.1 million pre-tax, as of June 30, 2024, compared to $207.2 million pre-tax for 2023, reflecting impacts from changing the timing of program placement in this initial year of transition to a single placement date, as well as favorable underlying rates from improved reinsurance market conditions. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.48 billion of coverage in excess of a $150.0 million retention for a first event. Layers 1 through 7 of the program allow for one automatic reinstatement. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program protects against gross Florida losses of up to approximately $1.69 billion, in excess of retention.
Liquidity and Capital Resources
Management believes that we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our common stock.
During third quarter 2023, we submitted an agreement to sell our Miami, Florida property to a potential acquiror, who subsequently withdrew in Second Quarter 2024. We intend to sell the property and, based on current market conditions and interest from multiple potential bidders, we expect to record a gain, if the property is sold, above the current carrying value of $46.0 million as of June 30, 2024. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that a transaction will be entered into or consummated.
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
Holding Company
As of June 30, 2024, we had approximately $734.7 million in holding company liquidity, which was $509.7 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $826.2 million as of June 30, 2024) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stockholder dividends, stock repurchases, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries to the holding company, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $395.1 million and $772.6 million for Six Months 2024 and Twelve Months 2023, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to repurchase our common stock and to fund investments and acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Six Months 2024, we made common stock repurchases and paid common stock dividends of $157.3 million. We paid dividends of $0.72 per common share on June 24, 2024 to stockholders of record as of June 10, 2024. Any determination to pay future dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Six Months 2024, we repurchased 459,682 shares of our outstanding common stock at a cost of $80.0 million, exclusive of commissions. In May 2021, the Board authorized a share repurchase program for up to $900.0 million of our outstanding common stock. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of June 30, 2024, $594.5 million aggregate cost at purchase remained unused under the November 2023 repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$175.0	$173.9	$175.0	$173.7
4.90% Senior Notes due March 2028	300.0	298.4	300.0	298.2
3.70% Senior Notes due February 2030	350.0	348.0	350.0	347.9
2.65% Senior Notes due January 2032	350.0	347.2	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.8	275.0	272.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	397.3	400.0	397.0
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.1
Total Debt		$2,081.8		$2,080.6
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
We made no borrowings under the Credit Facility during Six Months 2024 and no loans were outstanding as of June 30, 2024.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of June 30, 2024.
We did not use the commercial paper program during Six Months 2024 and there were no amounts relating to the commercial paper program outstanding as of June 30, 2024. Our subsidiaries do not maintain commercial paper or other borrowing facilities.
Cash Flows
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2024	2023
Operating activities	$793.4	$445.0
Investing activities	(521.6)	(483.8)
Financing activities	(177.0)	(100.4)
Effect of exchange rate changes on cash and cash equivalents	(9.1)	4.2
Net change in cash	$85.7	$(135.0)
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
Net cash provided by operating activities was $793.4 million for Six Months 2024 compared to net cash provided by operating activities of $445.0 million for Six Months 2023. The change in net operating cash flows was largely attributable to the timing of higher collections of premiums and fees in our mobile business and the timing of tax payments, as we received a refund in 2024 related to prior year tax returns as compared to a cash payment in 2023. This was partially offset by the timing of payments to various vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties, higher net paid claims and an increase in incentive-based payments to employees.
Net cash used in investing activities was $521.6 million for Six Months 2024 compared to net cash used in investing activities of $483.8 million for Six Months 2023. The change in net investing cash flows was primarily driven by the investment of net cash provided by operating activities and the reinvestment of proceeds from sales of maturities of investments in higher yielding fixed maturity securities during the period. Also contributing to the change was a decrease in sales of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $177.0 million for Six Months 2024 compared to net cash used in financing activities of $100.4 million for Six Months 2023. The change in net financing cash flows was primarily due to higher share repurchases for Six Months 2024.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
Interest paid on debt	$53.7	$52.8
Common stock dividends	77.3	76.7
Total	$131.0	$129.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.8 million and $2.9 million of letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2024, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
As previously disclosed, we are in the process of a multi-year implementation of the integrated global financial systems and infrastructure (“GFS”). The first phase of this implementation became operational during the quarterly period ended June 30, 2024, during which we modified or updated certain existing internal controls over financial reporting and implemented new controls and procedures. As the phased implementation of GFS progresses, we expect to continue to modify or update certain processes and procedures, which may result in further changes to our internal control over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 1 - April 30	56,426	$176.91	56,426	$624.7
May 1 - May 31	57,011	170.05	57,011	615.0
June 1 - June 30	120,839	169.37	120,839	594.5
Total	234,276	$171.35	234,276	$594.5
(1)Shares repurchased pursuant to the May 2021 and November 2023 publicly announced share repurchase authorizations of up to $900.0 million and $600.0 million aggregate cost at purchase of outstanding common stock, respectively. As of June 30, 2024, $594.5 million aggregate cost at purchase remained unused under the November 2023 repurchase authorization.
Item 5. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
None.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: August 8, 2024