Form 10-Q
period 2024-09-30
ASSURANT, INC.
filed 2024-11-07
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at November 1, 2024 was 51,287,376.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	September 30, 2024	December 31, 2023
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,766.4 and $7,292.4 at September 30, 2024 and December 31, 2023, respectively)	$7,596.1	$6,912.1
Equity securities at fair value	219.4	223.0
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.4 and $4.0 at September 30, 2024 and December 31, 2023, respectively)	329.0	328.7
Short-term investments	325.0	258.1
Other investments	501.7	499.0
Total investments	8,971.2	8,220.9
Cash and cash equivalents	1,813.4	1,627.4
Premiums and accounts receivable (net of allowances for credit losses of $6.3 and $9.0 at September 30, 2024 and December 31, 2023, respectively)	1,782.6	2,265.6
Reinsurance recoverables (net of allowances for credit losses of $4.6 and $4.8 at September 30, 2024 and December 31, 2023, respectively)	7,631.8	6,649.2
Accrued investment income	120.3	97.0
Deferred acquisition costs	10,083.8	9,967.2
Property and equipment, net	742.2	685.8
Goodwill	2,625.2	2,608.8
Value of business acquired	11.7	83.9
Other intangible assets, net	545.9	567.1
Other assets (net of allowances for credit losses of $0.7 at September 30, 2024 and December 31, 2023)	1,004.2	862.3
Total assets	$35,332.3	$33,635.2
Liabilities
Future policy benefits and expenses	$504.0	$487.2
Unearned premiums	20,400.0	20,110.4
Claims and benefits payable	3,049.0	1,989.2
Commissions payable	526.2	542.8
Reinsurance balances payable	511.8	430.1
Funds held under reinsurance	257.8	392.7
Accounts payable and other liabilities (including allowances for credit losses of $3.9 and $8.3 at September 30, 2024 and December 31, 2023, respectively, for the unsecured portion of the high deductible recoverables)	2,745.7	2,792.7
Debt	2,082.5	2,080.6
Total liabilities	30,077.0	28,825.7
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 53,672,292 and 54,252,083 shares issued and 51,376,203 and 51,955,994 shares outstanding at September 30, 2024 and December 31, 2023, respectively	0.5	0.6
Additional paid-in capital	1,683.3	1,668.5
Retained earnings	4,321.5	4,028.2
Accumulated other comprehensive loss	(627.2)	(765.0)
Treasury stock, at cost; 2,296,089 shares at September 30, 2024 and December 31, 2023	(122.8)	(122.8)
Total equity	5,255.3	4,809.5
Total liabilities and equity	$35,332.3	$33,635.2
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,417.2	$2,357.3	$7,238.3	$6,965.8
Fees and other income	439.1	310.4	1,200.0	888.8
Net investment income	129.7	125.5	381.1	343.6
Net realized losses on investments (including $9.4, $0.8, $21.2 and $6.4 of impairment-related losses for the three and nine months ended September 30, 2024 and 2023, respectively) and fair value changes to equity securities	(18.3)	(19.1)	(46.7)	(49.7)
Total revenues	2,967.7	2,774.1	8,772.7	8,148.5
Benefits, losses and expenses
Policyholder benefits	776.8	644.6	2,096.0	1,922.7
Underwriting, selling, general and administrative expenses	2,012.7	1,873.7	5,919.2	5,564.5
Interest expense	26.7	27.0	80.2	81.2
Gain on extinguishment of debt	—	—	—	(0.1)
Total benefits, losses and expenses	2,816.2	2,545.3	8,095.4	7,568.3
Income before income tax expense	151.5	228.8	677.3	580.2
Income tax expense	17.7	38.7	118.4	120.2
Net income	$133.8	$190.1	$558.9	$460.0

Earnings Per Common Share
Basic	$2.56	$3.55	$10.66	$8.58
Diluted	$2.55	$3.54	$10.60	$8.55

Share Data
Weighted average common shares outstanding used in basic per common share calculations	52,204,057	53,535,982	52,411,457	53,591,495
Plus: Dilutive securities	260,465	209,191	293,417	232,889
Weighted average common shares outstanding used in diluted per common share calculations	52,464,522	53,745,173	52,704,874	53,824,384

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$133.8	$190.1	$558.9	$460.0
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $(56.2), $30.2, $(42.4) and $19.1 for the three and nine months ended September 30, 2024 and 2023, respectively	209.7	(112.9)	154.5	(80.6)
Change in unrealized gains on derivative transactions, net of taxes of $(0.8), $0.3, $0.3 and $(0.3) for the three and nine months ended September 30, 2024 and 2023, respectively	3.0	(1.2)	(1.1)	1.0
Change in foreign currency translation, net of taxes of $2.8, $0.4, $4.6 and $(1.7) for the three and nine months ended September 30, 2024 and 2023, respectively	15.2	(11.3)	(8.4)	22.4
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $0.7, $0.7, $2.0 and $2.0 for the three and nine months ended September 30, 2024 and 2023, respectively	(2.4)	(2.9)	(7.2)	(7.6)
Total other comprehensive income (loss)	225.5	(128.3)	137.8	(64.8)
Total comprehensive income	$359.3	$61.8	$696.7	$395.2

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2024	$0.5	$1,669.6	$4,309.7	$(852.7)	$(122.8)	$5,004.3
Stock plan exercises	—	7.5	—	—	—	7.5
Stock plan compensation expense	—	23.7	—	—	—	23.7
Common stock dividends ($0.72 per share)	—	—	(37.5)	—	—	(37.5)
Acquisition of common stock	—	(17.5)	(84.5)	—	—	(102.0)
Net income	—	—	133.8	—	—	133.8
Other comprehensive income	—	—	—	225.5	—	225.5
Balance at September 30, 2024	$0.5	$1,683.3	$4,321.5	$(627.2)	$(122.8)	$5,255.3

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2023	$0.6	$1,653.7	$3,877.2	$(922.7)	$(122.8)	$4,486.0
Stock plan exercises	—	7.5	—	—	—	7.5
Stock plan compensation expense	—	23.9	—	—	—	23.9
Common stock dividends ($0.70 per share)	—	—	(37.1)	—	—	(37.1)
Acquisition of common stock	—	(12.0)	(39.5)	—	—	(51.5)
Net income	—	—	190.1	—	—	190.1
Other comprehensive loss	—	—	—	(128.3)	—	(128.3)
Balance at September 30, 2023	$0.6	$1,673.1	$3,990.7	$(1,051.0)	$(122.8)	$4,490.6

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	14.8	—	—	—	14.8
Stock plan compensation expense	—	58.3	—	—	—	58.3
Common stock dividends ($2.16 per share)	—	—	(114.8)	—	—	(114.8)
Acquisition of common stock	(0.1)	(58.3)	(150.8)	—	—	(209.2)
Net income	—	—	558.9	—	—	558.9
Other comprehensive income	—	—	—	137.8	—	137.8
Balance at September 30, 2024	$0.5	$1,683.3	$4,321.5	$(627.2)	$(122.8)	$5,255.3

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	14.9	—	—	—	14.9
Stock plan compensation expense	—	53.6	—	—	—	53.6
Common stock dividends ($2.10 per share)	—	—	(113.8)	—	—	(113.8)
Acquisition of common stock	—	(33.2)	(54.8)	—	—	(88.0)
Net income	—	—	460.0	—	—	460.0
Other comprehensive loss	—	—	—	(64.8)	—	(64.8)
Balance at September 30, 2023	$0.6	$1,673.1	$3,990.7	$(1,051.0)	$(122.8)	$4,490.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating activities
Net income	$558.9	$460.0
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax expense (benefit)	219.9	(69.1)
Depreciation and amortization	159.6	141.2
Net realized losses on investments, including impairment losses	46.7	49.7
Gain on extinguishment of debt	—	(0.1)
Stock based compensation expense	58.3	53.6
Restructuring costs	0.2	18.3
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	1,409.8	66.9
Premiums and accounts receivable	485.7	10.4
Commissions payable	(8.7)	(39.3)
Reinsurance recoverable	(968.2)	330.8
Reinsurance balance payable	83.5	(77.0)
Funds withheld under reinsurance	(134.3)	36.4
Deferred acquisition costs and value of business acquired	(75.0)	(68.4)
Taxes receivable	(167.3)	(45.4)
Other assets and other liabilities	(387.6)	(83.8)
Other	(51.6)	(8.7)
Net cash provided by operating activities	1,229.9	775.5
Investing activities
Sales of:
Fixed maturity securities available for sale	924.6	955.7
Equity securities	73.8	11.1
Other invested assets	71.0	30.0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	384.2	199.2
Commercial mortgage loans on real estate	35.4	15.4
Purchases of:
Fixed maturity securities available for sale	(1,822.9)	(1,495.6)
Equity securities	(55.4)	(3.4)
Commercial mortgage loans on real estate	(38.1)	(44.4)
Other invested assets	(66.8)	(37.0)
Property and equipment and other	(153.3)	(148.2)
Subsidiaries, net of cash transferred	(12.9)	(0.3)
Change in short-term investments	(68.4)	(124.0)
Other	—	0.7
Net cash used in investing activities	(728.8)	(640.8)
Financing activities
Issuance of debt, net of issuance costs	—	173.2
Repayment of debt	—	(225.0)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2024	2023
Payment of contingent liability	—	(2.5)
Acquisition of common stock	(187.1)	(67.1)
Common stock dividends paid	(114.8)	(113.8)
Employee stock purchases and withholdings	(15.9)	(6.7)
Net cash used in financing activities	(317.8)	(241.9)
Effect of exchange rate changes on cash and cash equivalents	2.7	(4.2)
Change in cash and cash equivalents	186.0	(111.4)
Cash and cash equivalents at beginning of period	1,627.4	1,536.7
Cash and cash equivalents at end of period	$1,813.4	$1,425.3

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
The consolidated balance sheet as of September 30, 2024, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three and nine months ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Restricted Cash
Restricted cash and cash equivalents of $115.4 million and $43.6 million as of September 30, 2024 and December 31, 2023, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
Adopted
There were no ASUs adopted by the Company during the quarterly period ended September 30, 2024.
Not Yet Adopted
ASUs issued but not yet adopted as of September 30, 2024, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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
The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable.

		December 31, 2024 and for interim periods thereafter	The Company is assessing the impact of adopting this standard as of December 31, 2024. The amended guidance is expected to have no impact on the Company’s consolidated financial statements and to expand the annual and interim disclosures of the Company’s segment information disclosures.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	January 1, 2025 (with early adoption permitted)	The Company is assessing the adoption of this standard as of January 1, 2025. The amended guidance is expected to have no impact on the Company’s consolidated financial statements and insignificant impact on the Company’s income tax disclosures.
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The guidance improves disclosures of specified information about certain costs and expenses at each interim and annual reporting periods. The new disclosure requirements include:
• Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.
•Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
		December 31, 2027 and for interim periods thereafter	The Company is assessing the impact of adopting this standard as of December 31, 2027. The amended guidance is expected to have no impact on the Company’s consolidated financial statements and to expand the annual and interim disclosures of disaggregation of relevant expense captions in the Company’s consolidated statement of operations.

4. Segment Information
As of September 30, 2024, the Company had two reportable operating segments, Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company. The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA by segment:
Global Lifestyle	$184.3	$191.8	$581.7	$587.7
Global Housing	92.4	165.1	445.8	388.1
Corporate and Other	(29.8)	(26.2)	(86.5)	(79.1)
Reconciling items to consolidated net income:
Interest expense	(26.7)	(27.0)	(80.2)	(81.2)
Depreciation expense	(38.9)	(25.8)	(99.5)	(77.6)
Amortization of purchased intangible assets	(17.0)	(18.2)	(51.9)	(55.6)
Net realized losses on investments and fair value changes to equity securities	(18.3)	(19.1)	(46.7)	(49.7)
Non-core operations (1)	(2.3)	3.0	(8.6)	(39.4)
Restructuring costs	1.0	(13.2)	(0.2)	(18.3)
Assurant Health runoff operations (2)	(0.1)	(0.3)	0.3	7.2
Other adjustments	6.9	(1.3)	23.1	(1.9)
Total reconciling items	(95.4)	(101.9)	(263.7)	(316.5)
Income before income tax expense	151.5	228.8	677.3	580.2
Income tax expense	17.7	38.7	118.4	120.2
Net income	$133.8	$190.1	$558.9	$460.0
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
The Company’s net earned premiums, fees and other income by segment and line of business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Global Lifestyle:
Connected Living	$1,223.5	$1,082.9	$3,512.3	$3,188.7
Global Automotive	1,026.0	1,022.9	3,108.5	3,066.3
Total	$2,249.5	$2,105.8	$6,620.8	$6,255.0

Global Housing:
Homeowners	$478.4	$434.1	$1,438.5	$1,237.8
Renters and Other	125.4	121.1	371.1	359.3
Total	$603.8	$555.2	$1,809.6	$1,597.1

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents total assets by segment:

	September 30, 2024	December 31, 2023
Global Lifestyle (1)	$27,630.8	$27,642.9
Global Housing (1)	5,612.3	4,274.5
Corporate and Other (2)	2,089.2	1,717.8
Segment assets	$35,332.3	$33,635.2
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the Miami, Florida property with a carrying value of $46.0 million as of September 30, 2024 and December 31, 2023, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. The Company intends to sell the property and, based on ongoing negotiation of an agreement with a potential buyer, the Company has determined that the assets continue to meet held-for-sale criteria. There can be no assurance that a definitive agreement will be executed or that a transaction will be approved or consummated.
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $382.6 million and $277.6 million for Global Lifestyle and $34.1 million and $22.3 million for Global Housing for the three months ended September 30, 2024 and 2023, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $1.04 billion and $779.5 million for Global Lifestyle and $95.5 million and $63.1 million for Global Housing for the nine months ended September 30, 2024 and 2023, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $205.4 million and $141.0 million, respectively, as of September 30, 2024, and $218.9 million and $155.4 million, respectively, as of December 31, 2023. These balances are

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended September 30, 2024 and 2023 that was included in unearned revenue as of December 31, 2023 and 2022 was $17.4 million and $22.3 million, respectively. Revenue from service contracts and sales of products recognized during the nine months ended September 30, 2024 and 2023 that was included in unearned revenue as of December 31, 2023 and 2022 was $52.1 million and $64.8 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2024 and December 31, 2023, the Company had approximately $77.8 million and $47.2 million, respectively, of such intangible assets attributed to service contracts that will be expensed over the term of the client contracts.
6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	September 30, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$61.4	$—	$0.9	$(2.9)	$59.4
States, municipalities and political subdivisions	132.3	—	1.9	(7.7)	126.5
Foreign governments	501.1	—	5.4	(13.0)	493.5
Asset-backed	970.2	—	9.1	(9.0)	970.3
Commercial mortgage-backed	356.1	—	2.8	(33.7)	325.2
Residential mortgage-backed	656.9	—	5.6	(38.4)	624.1
U.S. corporate	3,501.9	—	83.8	(152.6)	3,433.1
Foreign corporate	1,586.5	—	36.7	(59.2)	1,564.0
Total fixed maturity securities	$7,766.4	$—	$146.2	$(316.5)	$7,596.1

	December 31, 2023
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$68.9	$—	$0.7	$(4.4)	$65.2
States, municipalities and political subdivisions	159.2	—	1.2	(11.2)	149.2
Foreign governments	483.1	—	9.4	(12.7)	479.8
Asset-backed	891.4	—	5.2	(22.8)	873.8
Commercial mortgage-backed	383.1	—	0.4	(53.3)	330.2
Residential mortgage-backed	534.7	—	1.9	(50.6)	486.0
U.S. corporate	3,300.5	—	45.3	(215.4)	3,130.4
Foreign corporate	1,471.5	—	17.6	(91.6)	1,397.5
Total fixed maturity securities	$7,292.4	$—	$81.7	$(462.0)	$6,912.1
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Cost or Amortized Cost	Fair Value
Due in one year or less	$202.6	$202.1
Due after one year through five years	1,488.1	1,492.8
Due after five years through ten years	2,980.7	2,969.8
Due after ten years	1,111.8	1,011.8
Total	5,783.2	5,676.5
Asset-backed	970.2	970.3
Commercial mortgage-backed	356.1	325.2
Residential mortgage-backed	656.9	624.1
Total	$7,766.4	$7,596.1
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(18.5)	$(14.1)	$(47.7)	$(25.9)
Equity securities (1)	11.2	(3.0)	21.3	(15.9)
Commercial mortgage loans on real estate	(0.1)	(1.3)	(2.4)	(2.6)
Other investments	(1.5)	0.1	3.3	1.1
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(8.9)	(18.3)	(25.5)	(43.3)
Net realized losses related to impairments:
Fixed maturity securities	(0.2)	(0.8)	(1.2)	(2.9)
Other investments	(9.2)	—	(20.0)	(3.5)
Total net realized losses related to impairments	(9.4)	(0.8)	(21.2)	(6.4)
Total net realized losses on investments and fair value changes to equity securities	$(18.3)	$(19.1)	$(46.7)	$(49.7)
(1)Upward adjustments of $2.5 million, $6.6 million, $0.2 million and $0.6 million for the three and nine months ended September 30, 2024 and 2023 and impairments of $9.2 million, $20.0 million, $0.0 million and $3.5 million for the three and nine months ended September 30, 2024 and 2023, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) recognized on equity securities	$11.2	$(3.0)	$21.3	$(15.9)
Less: Net realized gains (losses) related to sales of equity securities	1.4	0.1	6.5	(2.2)
Total fair value changes to equity securities held	$9.8	$(3.1)	$14.8	$(13.7)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	September 30, 2024	December 31, 2023
Initial cost	$72.8	$86.8
Cumulative upward adjustments	57.7	51.1
Cumulative downward adjustments (including impairments)	(21.4)	(17.9)
Carrying value	$109.1	$120.0
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$—	$—	$33.0	$(2.9)	$33.0	$(2.9)
States, municipalities and political subdivisions	4.8	(0.2)	77.9	(7.5)	82.7	(7.7)
Foreign governments	93.4	(2.9)	183.8	(10.1)	277.2	(13.0)
Asset-backed	48.2	(2.3)	98.0	(6.7)	146.2	(9.0)
Commercial mortgage-backed	13.0	(1.5)	215.4	(32.2)	228.4	(33.7)
Residential mortgage-backed	55.6	(1.1)	239.1	(37.3)	294.7	(38.4)
U.S. corporate	198.5	(9.8)	1,136.1	(142.8)	1,334.6	(152.6)
Foreign corporate	64.7	(2.3)	540.6	(56.9)	605.3	(59.2)
Total fixed maturity securities	$478.2	$(20.1)	$2,523.9	$(296.4)	$3,002.1	$(316.5)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.2	$(0.1)	$43.7	$(4.3)	$48.9	$(4.4)
States, municipalities and political subdivisions	3.9	(0.1)	96.5	(11.1)	100.4	(11.2)
Foreign governments	42.5	(0.5)	203.5	(12.2)	246.0	(12.7)
Asset-backed	64.0	(3.0)	404.7	(19.8)	468.7	(22.8)
Commercial mortgage-backed	66.3	(8.4)	244.2	(44.9)	310.5	(53.3)
Residential mortgage-backed	98.8	(3.5)	285.1	(47.1)	383.9	(50.6)
U.S. corporate	331.9	(14.7)	1,596.4	(200.7)	1,928.3	(215.4)
Foreign corporate	153.9	(5.6)	744.8	(86.0)	898.7	(91.6)
Total fixed maturity securities	$766.5	$(35.9)	$3,618.9	$(426.1)	$4,385.4	$(462.0)
Total gross unrealized losses represented approximately 11% of the aggregate fair value of the related securities as of September 30, 2024 and December 31, 2023. Approximately 6% and 8% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2024 and December 31, 2023, respectively. The total gross unrealized losses are comprised of 2,282 and 3,096 individual securities as of September 30, 2024 and December 31, 2023, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

of September 30, 2024 and December 31, 2023 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and nine months ended September 30, 2024. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of September 30, 2024, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.0 million as of September 30, 2024, and from less than $0.1 million to $10.0 million as of December 31, 2023.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$32.9	$47.1	$33.1	$21.1	$—	$60.4	$194.6	58.0%
71% to 80%	3.8	4.9	27.3	65.5	2.8	4.4	108.7	32.4%
81% to 95%	—	—	12.8	10.1	—	5.2	28.1	8.4%
Greater than 95%	—	—	4.0	—	—	—	4.0	1.2%
Total	$36.7	$52.0	$77.2	$96.7	$2.8	$70.0	$335.4	100.0%

	September 30, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$2.0	$0.6	$18.0	$10.9	$—	$43.0	$74.5	22.2%
1.5 to 2.0	11.3	5.8	16.9	27.3	—	11.7	73.0	21.8%
1.0 to 1.5	22.4	23.8	18.0	28.7	—	6.2	99.1	29.5%
Less than 1.0	1.0	21.8	24.3	29.8	2.8	9.1	88.8	26.5%
Total	$36.7	$52.0	$77.2	$96.7	$2.8	$70.0	$335.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	September 30, 2024
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$59.4	$—		$59.4		$—
States, municipalities and political subdivisions	126.5	—		126.5		—
Foreign governments	493.5	—		493.5		—
Asset-backed	970.3	—		859.9		110.4
Commercial mortgage-backed	325.2	—		325.2		—
Residential mortgage-backed	624.1	—		624.1		—
U.S. corporate	3,433.1	—		3,378.3		54.8
Foreign corporate	1,564.0	—		1,553.7		10.3
Equity securities:
Mutual funds	24.3	14.3		—		10.0
Common stocks	2.7	2.7		—		—
Non-redeemable preferred stocks	192.4	—		192.4		—
Short-term investments	279.9	254.5	(2)	25.4	(3)	—
Other investments	66.0	66.0	(1)	—		—
Cash equivalents	1,330.3	1,315.1	(2)	15.2	(3)	—
Other assets	12.9	—		—		12.9	(4)
Assets held in separate accounts	11.6	8.7	(1)	2.9	(3)	—
Total financial assets	$9,516.2	$1,661.3		$7,656.5		$198.4

Financial Liabilities
Other liabilities	$66.0	$66.0	(1)	$—		$—
Liabilities related to separate accounts	11.6	8.7	(1)	2.9	(3)	—
Total financial liabilities	$77.6	$74.7		$2.9		$—

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	September 30, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$329.0	$323.7	$—	$—	$323.7
Other investments	3.8	3.8	1.4	—	2.4
Other assets	26.3	26.3	—	—	26.3
Total financial assets	$359.1	$353.8	$1.4	$—	$352.4
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.6	$7.1	$—	$—	$7.1
Funds withheld under reinsurance	257.8	257.8	257.8	—	—
Debt	2,082.5	2,046.6	—	2,046.6	—
Total financial liabilities	$2,346.9	$2,311.5	$257.8	$2,046.6	$7.1

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$328.7	$313.7	$—	$—	$313.7
Other investments	3.7	3.7	1.4	—	2.3
Other assets	26.5	26.5	—	—	26.5
Total financial assets	$358.9	$343.9	$1.4	$—	$342.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.3	$7.8	$—	$—	$7.8
Funds withheld under reinsurance	392.7	392.7	392.7	—	—
Debt	2,080.6	1,972.4	—	1,972.4	—
Total financial liabilities	$2,480.6	$2,372.9	$392.7	$1,972.4	$7.8
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$10,041.0	$9,818.5	$9,967.2	$9,677.1
Costs deferred	1,005.3	1,090.7	3,117.1	3,249.9
Amortization	(962.5)	(1,005.4)	(3,000.5)	(3,023.2)
Ending balance	$10,083.8	$9,903.8	$10,083.8	$9,903.8

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

	For the Nine Months Ended September 30,
	2024	2023
Claims and benefits payable, at beginning of period	$1,989.2	$2,210.0
Less: Reinsurance ceded and other	(886.6)	(1,228.8)
Net claims and benefits payable, at beginning of period	1,102.6	981.2
Incurred losses and loss adjustment expenses related to:
Current year	2,194.9	1,953.4
Prior years	(98.9)	(30.7)
Total incurred losses and loss adjustment expenses	2,096.0	1,922.7
Paid losses and loss adjustment expenses related to:
Current year	1,315.2	1,250.8
Prior years	570.6	511.8
Total paid losses and loss adjustment expenses	1,885.8	1,762.6
Net claims and benefits payable, at end of period	1,312.8	1,141.3
Plus: Reinsurance ceded and other (1)	1,736.2	869.5
Claims and benefits payable, at end of period (1)	$3,049.0	$2,010.8
(1)Includes reinsurance recoverables and claims and benefits payable of $905.6 million and $104.9 million as of September 30, 2024 and 2023, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $98.9 million and $30.7 million for the nine months ended September 30, 2024 and 2023, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $16.7 million and $27.4 million in net favorable loss development for the nine months ended September 30, 2024 and 2023, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Connected Living contributed $20.5 million of net favorable development, of which $9.9 million was from extended service contracts, $8.4 million from credit and other insurance and $2.2 million from mobile. For extended service contracts, improvements in data quality for certain clients allowed for reserve releases and contributed to the favorable development. The favorable development for credit and other insurance was primarily from Canada and Europe through the release of reserves associated with older claims. Frequency improvements in Europe and reserve releases on older claims in Brazil contributed to the favorable development in mobile. Global Automotive contributed $3.8 million of net unfavorable development driven by higher claim frequencies as more vehicles meet the loss criteria in an asset protection product. For the nine months ended September 30, 2023 the favorable development was also primarily from Connected Living and due to similar drivers. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Global Housing contributed $87.1 million and $30.0 million of net favorable loss development for the nine months ended September 30, 2024 and 2023, respectively. The net favorable loss development for the nine months ended September 30, 2024 consisted of favorable non-catastrophe development of $85.1 million and $2.0 million from net favorable development from prior catastrophe events. The favorable non-catastrophe development was driven by $69.2 million from lender-placed hazard primarily in accident year 2023 due to favorable frequency, easing inflation and legislative reform changes in Florida. The net favorable loss development for the nine months ended September 30, 2023 was primarily attributable to favorable frequency and severity trends from lower than anticipated inflation, partially offset by unfavorable development on Winter Storm Elliott as a result of higher severity than initially projected.
The sharing economy and small commercial businesses, reported within non-core operations, contributed $11.6 million and $32.0 million in net unfavorable loss development during the nine months ended September 30, 2024 and 2023, respectively. The $11.6 million in net unfavorable loss development was primarily attributable to sharing economy, driven by more newly reported claims than expected and an increase in the portion and amount of claims anticipated to exceed the per policy deductible. The net unfavorable loss development for the nine months ended September 30, 2023 was attributable primarily to reserve assumption increases in sharing economy related to higher frequency expectations for the number of claims closed with indemnity payment.
All others contributed $6.7 million and $5.3 million of net favorable loss development for the nine months ended September 30, 2024 and 2023 respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	September 30, 2024	December 31, 2023
Present value of expected net premiums
Balance, beginning of period	$36.4	$34.2
Beginning balance at original discount rate	36.5	33.4
Effect of changes in cash flow assumptions (1)	—	1.5
Effect of actual variances from expected experience	—	3.5
Adjusted beginning of period balance	36.5	38.4
Experience variance (2)	0.1	—
Interest accrual	2.6	2.8
Net premiums collected	(4.5)	(4.7)
Ending balance at original discount rate	34.7	36.5
Effect of changes in discount rate assumptions	0.9	(0.1)
Balance, end of period	$35.6	$36.4

Present value of expected future policy benefits
Balance, beginning of period	$450.6	$462.4
Beginning balance at original discount rate	453.0	444.4
Effect of actual variances from expected experience	—	4.4
Adjusted beginning of period balance	453.0	448.8
Experience variance (2)	(1.3)	1.0
Interest accrual	19.6	19.5
Benefit payments	(19.3)	(16.3)
Ending balance at original discount rate	452.0	453.0
Effect of changes in discount rate assumptions	19.2	(2.4)
Balance, end of period	$471.2	$450.6

Net future policy benefits and expenses	$435.6	$414.2
Related reinsurance recoverable	435.6	414.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	11.5	12.0
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	September 30, 2024	December 31, 2023
Long-term care	$435.6	$414.2
Other	68.4	73.0
Total	$504.0	$487.2
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	September 30, 2024	December 31, 2023
Expected future benefits payments	$814.2	$829.3
Expected future gross premiums	$64.7	$69.4
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	September 30, 2024	September 30, 2023
Gross premiums	$1.5	$1.6
Interest expense (original discount rate)	$5.7	$5.6
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	September 30, 2024	September 30, 2023
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.45%	5.45%
10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended September 30, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at June 30, 2024	$(375.5)	$(360.7)	$4.4	$(120.9)	$(852.7)
Change in accumulated other comprehensive loss before reclassifications	15.2	193.8	3.2	—	212.2
Amounts reclassified from accumulated other comprehensive loss	—	15.9	(0.2)	(2.4)	13.3
Net current-period other comprehensive loss	15.2	209.7	3.0	(2.4)	225.5
Balance at September 30, 2024	$(360.3)	$(151.0)	$7.4	$(123.3)	$(627.2)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at June 30, 2023	$(360.3)	$(480.9)	$12.0	$(93.5)	$(922.7)
Change in accumulated other comprehensive loss before reclassifications	(11.3)	(123.5)	(2.0)	(0.4)	(137.2)
Amounts reclassified from accumulated other comprehensive loss	—	10.6	0.8	(2.5)	8.9
Net current-period other comprehensive loss	(11.3)	(112.9)	(1.2)	(2.9)	(128.3)
Balance at September 30, 2023	$(371.6)	$(593.8)	$10.8	$(96.4)	$(1,051.0)

	Nine Months Ended September 30, 2024
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive loss before reclassifications	(8.4)	116.0	4.7	—	112.3
Amounts reclassified from accumulated other comprehensive loss	—	38.5	(5.8)	(7.2)	25.5
Net current-period other comprehensive loss	(8.4)	154.5	(1.1)	(7.2)	137.8
Balance at September 30, 2024	$(360.3)	$(151.0)	$7.4	$(123.3)	$(627.2)

	Nine Months Ended September 30, 2023
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive loss before reclassifications	22.4	(102.3)	1.4	(0.1)	(78.6)
Amounts reclassified from accumulated other comprehensive loss	—	21.7	(0.4)	(7.5)	13.8
Net current-period other comprehensive loss	22.4	(80.6)	1.0	(7.6)	(64.8)
Balance at September 30, 2023	$(371.6)	$(593.8)	$10.8	$(96.4)	$(1,051.0)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net unrealized losses on investments	$20.1	$13.5	$48.7	$27.5	Net realized losses on investments and fair value changes to equity securities
	(4.2)	(2.9)	(10.2)	(5.8)	Provision for income taxes
	$15.9	$10.6	$38.5	$21.7	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.7)	$(0.7)	$(2.1)	$(2.7)	Interest expense
Foreign exchange derivatives	0.4	1.7	(5.3)	2.1	Underwriting, selling, general and administrative expenses
	(0.3)	1.0	(7.4)	(0.6)
	0.1	(0.2)	1.6	0.2	Provision for income taxes
	$(0.2)	$0.8	$(5.8)	$(0.4)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.2	$0.2	$0.8	$0.8	(1)
Amortization of prior service credit	(3.4)	(3.4)	(10.2)	(10.2)	(1)
	(3.2)	(3.2)	(9.4)	(9.4)
	0.8	0.7	2.2	1.9	Provision for income taxes
	$(2.4)	$(2.5)	$(7.2)	$(7.5)	Net of tax
Total reclassifications for the period	$13.3	$8.9	$25.5	$13.8	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$133.8	$190.1	$558.9	$460.0
Less: Common stock dividends paid	(37.5)	(37.1)	(114.8)	(113.8)
Undistributed earnings	$96.3	$153.0	$444.1	$346.2

Denominator
Weighted average common shares outstanding used in basic per common share calculations	52,204,057	53,535,982	52,411,457	53,591,495
Incremental common shares from:
PSUs	257,221	206,124	291,630	232,889
ESPP	3,244	3,067	1,787	—
Weighted average common shares outstanding used in diluted per common share calculations	52,464,522	53,745,173	52,704,874	53,824,384
Earnings per common share – Basic
Distributed earnings	$0.72	$0.69	$2.19	$2.12
Undistributed earnings	1.84	2.86	8.47	6.46
Net income	$2.56	$3.55	$10.66	$8.58
Earnings per common share – Diluted
Distributed earnings	$0.71	$0.69	$2.17	$2.12
Undistributed earnings	1.84	2.85	8.43	6.43
Net income	$2.55	$3.54	$10.60	$8.55
Average PSUs totaling 61,250 and 52,715 for the three months ended September 30, 2024 and 2023, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 46,551 and 57,895 for the nine months ended September 30, 2024 and 2023, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Plans for the three and nine months ended September 30, 2024 and 2023:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Retirement Health Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Interest cost	$6.6	$7.0	$0.6	$0.6	$—	$0.1
Expected return on plan assets	(10.0)	(10.2)	—	—	(0.3)	(0.4)
Amortization of prior service credit	—	—	—	—	(3.4)	(3.4)
Amortization of net loss	—	—	0.2	0.2	—	—
Net periodic benefit cost	$(3.4)	$(3.2)	$0.8	$0.8	$(3.7)	$(3.7)

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Retirement Health Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Interest cost	$19.9	$21.0	$1.7	$1.8	$0.1	$0.3
Expected return on plan assets	(30.2)	(30.8)	—	—	(1.0)	(1.2)
Amortization of prior service credit	—	—	—	—	(10.2)	(10.2)
Amortization of net loss (gain)	—	—	0.8	0.8	—	—
Settlement loss	—	—	—	—	—	—
Net periodic benefit cost	$(10.3)	$(9.8)	$2.5	$2.6	$(11.1)	$(11.1)
The Assurant Pension Plan funded status was $86.5 million at September 30, 2024 and $86.6 million at December 31, 2023 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 116% funded status at September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2024.
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
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the estimated remaining costs to be incurred and the estimated total costs. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Costs Incurred for Three Months Ended September 30,		Costs Incurred for Nine Months Ended September 30,		Estimated Remaining Costs	Estimated Total Costs
	2024	2023	2024	2023
Transformational plan:
Severance and other employee benefits	$(1.0)	$12.4	$(0.7)	$9.5	$3.2	$55.2
Total transformational plan	(1.0)	12.4	(0.7)	9.5	3.2	55.2
Return to work strategy:
Contract exit costs	—	0.1	0.9	5.0	—	22.9
Fixed asset impairment	—	0.7	—	0.7	—	2.3
Right-of-use asset impairment	—	—	—	3.1	—	10.2
Total return to work strategy	—	0.8	0.9	8.8	—	35.4
Total restructuring and impairment charges	$(1.0)	$13.2	$0.2	$18.3	$3.2	$90.6
The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2024	$27.8	$17.1
Charges incurred	0.3	1.1
Non-cash adjustment	(1.0)	(0.2)
Cash payments	(16.1)	(6.3)
Balance at September 30, 2024	$11.0	$11.7
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.8 million and $2.9 million of letters of credit outstanding as of September 30, 2024 and December 31, 2023, respectively.
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
15. Subsequent Event
In October 2024, Hurricane Milton made landfall in Florida. At the time of this filing, the claims process continues and our current view of the pre-tax loss estimate is $75.0 million to $110.0 million, which is below the 2024 catastrophe reinsurance program per event retention of $150.0 million pre-tax. There is inherent variability in estimates of early loss projections and

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

claims severity, particularly in high-damage regions, and therefore, the estimate may change as additional information emerges. The fourth quarter 2024 will include losses from this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2023 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and nine months ended September 30, 2024 (“Third Quarter 2024” and “Nine Months 2024”) and the three and nine months ended September 30, 2023 (“Third Quarter 2023” and “Nine Months 2023”).
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
Segment Information
As of September 30, 2024, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our Chief Executive Officer (“CEO”), reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
Executive Summary
Summary of Financial Results
Consolidated net income decreased $56.3 million, or 30%, to $133.8 million for Third Quarter 2024 from $190.1 million for Third Quarter 2023, primarily due to higher reportable catastrophes within Global Housing. This was partially offset by higher top-line growth in Homeowners within Global Housing.
Global Lifestyle Adjusted EBITDA decreased $7.5 million, or 4%, to $184.3 million for Third Quarter 2024 from $191.8 million for Third Quarter 2023, primarily driven by unfavorable foreign exchange and modestly lower results within Global Automotive, where elevated losses within select ancillary products were partially offset by higher investment income. Excluding the impact of foreign exchange, Connected Living was flat as investments in new client programs and capabilities to support future growth were offset by growth in mobile device protection programs from increased subscribers, particularly in the U.S.
Global Lifestyle net earned premiums, fees and other income increased $143.7 million, or 7%, to $2.25 billion for Third Quarter 2024 from $2.11 billion for Third Quarter 2023, primarily driven by Connected Living from mobile growth, including contributions from newly launched trade-in programs and global device protection programs.
Global Housing Adjusted EBITDA decreased $72.7 million, or 44%, to $92.4 million for Third Quarter 2024 from $165.1 million for Third Quarter 2023, primarily due to $110.6 million of higher pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $37.9 million, or 20%, primarily from continued top-line growth within Homeowners, including higher policies in-force from new lender-placed programs and portfolios and increased voluntary insurance market pressure, and $30.1 million of favorable year-over-year prior period reserve development. The increase was partially offset by a $27.5 million non-run rate adjustment related to a change in earnings pattern assumptions.
Global Housing net earned premiums, fees and other income increased $48.6 million, or 9%, to $603.8 million for Third Quarter 2024 from $555.2 million for Third Quarter 2023, mainly driven by Homeowners top-line growth, including growth in policies in-force and higher average premiums within lender-placed insurance as well as growth across various specialty products, partially offset by the non-run rate adjustment mentioned above.
Corporate and Other Adjusted EBITDA was $(29.8) million for Third Quarter 2024 compared to $(26.2) million for Third Quarter 2023, primarily driven by higher third-party and employee-related expenses.
In fourth quarter 2024, Hurricane Milton is expected to be a reportable catastrophe event with losses in the range of $75.0 million to $110.0 million pre-tax. There is inherent variability in estimates of early loss projections and claims severity, particularly in high-damage regions, and therefore, the estimate may change as additional information emerges. For more information, see Note 15 to the Consolidated Financial Statements included elsewhere in this Report.
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
Our results may be impacted by our ability to continue to grow in the markets in which we operate, which will be impacted by our ability to provide a superior digital-first customer experience, including from our investments in technology and digital initiatives, capitalize on the connected home opportunity and investments to onboard and ramp-up new business. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenues are impacted by changes in the housing and voluntary insurance markets. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2023 Annual Report.
Critical Accounting Policies and Estimates
Our 2023 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2023 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2024.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net earned premiums	$2,417.2	$2,357.3	$7,238.3	$6,965.8
Fees and other income	439.1	310.4	1,200.0	888.8
Net investment income	129.7	125.5	381.1	343.6
Net realized losses on investments and fair value changes to equity securities	(18.3)	(19.1)	(46.7)	(49.7)
Total revenues	2,967.7	2,774.1	8,772.7	8,148.5
Benefits, losses and expenses:
Policyholder benefits	776.8	644.6	2,096.0	1,922.7
Underwriting, selling, general and administrative expenses	2,012.7	1,873.7	5,919.2	5,564.5
Interest expense	26.7	27.0	80.2	81.2
Gain on extinguishment of debt	—	—	—	(0.1)
Total benefits, losses and expenses	2,816.2	2,545.3	8,095.4	7,568.3
Income before provision for income taxes	151.5	228.8	677.3	580.2
Provision for income taxes	17.7	38.7	118.4	120.2
Net income	$133.8	$190.1	$558.9	$460.0
For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Net income decreased $56.3 million, or 30%, to $133.8 million for Third Quarter 2024 from $190.1 million for Third Quarter 2023, primarily due to $88.3 million of higher after-tax reportable catastrophes and $10.3 million of higher after-tax depreciation expense mainly related to the previously disclosed implementation of the integrated global financial systems and infrastructure and other internally developed software. The decrease in net income was partially offset by higher Global Housing earnings, excluding the impact of reportable catastrophes, and $11.3 million of lower after-tax restructuring costs (see Note 13 to the Consolidated Financial Statements included elsewhere in this Report).
For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net income increased $98.9 million, or 22%, to $558.9 million for Nine Months 2024 from $460.0 million for Nine Months 2023, primarily driven by higher earnings in Global Housing, excluding the impact of reportable catastrophes, $24.4 million of lower after-tax losses from our non-core operations, mainly from sharing economy, a lower annualized effective tax rate, mainly due to transferable tax credits and a favorable mix of foreign business, and a $21.1 million favorable change in after-tax foreign exchange related gains (losses) (including gains (losses) from foreign exchange transactions and derivatives and from the remeasurement of net monetary assets in Argentina). The increase in net income was partially offset by $84.3 million of higher after-tax reportable catastrophes and $17.3 million of higher after-tax depreciation expense, as described above.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$1,857.8	$1,828.7	$5,553.7	$5,457.1
Fees and other income	391.7	277.1	1,067.1	797.9
Net investment income	88.4	86.1	264.3	243.7
Total revenues	2,337.9	2,191.9	6,885.1	6,498.7
Benefits, losses and expenses
Policyholder benefits	448.3	421.9	1,277.8	1,195.2
Underwriting, selling, general and administrative expenses	1,705.3	1,578.2	5,025.6	4,715.8
Total benefits, losses and expenses	2,153.6	2,000.1	6,303.4	5,911.0
Global Lifestyle Adjusted EBITDA	$184.3	$191.8	$581.7	$587.7

Net earned premiums, fees and other income:
Connected Living	$1,223.5	$1,082.9	$3,512.3	$3,188.7
Global Automotive	1,026.0	1,022.9	3,108.5	3,066.3
Total	$2,249.5	$2,105.8	$6,620.8	$6,255.0

Net earned premiums, fees and other income:
Domestic	$1,747.3	$1,633.8	$5,149.0	$4,903.7
International	502.2	472.0	1,471.8	1,351.3
Total	$2,249.5	$2,105.8	$6,620.8	$6,255.0
For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Adjusted EBITDA decreased $7.5 million, or 4%, to $184.3 million for Third Quarter 2024 from $191.8 million for Third Quarter 2023, primarily driven by ongoing elevated losses within select ancillary products in Global Automotive, higher expenses for investments in new client programs and capabilities in Connected Living and the unfavorable impact of foreign exchange. The decrease was partially offset by higher net investment income and growth from mobile device protection programs in Connected Living from increased subscribers, particularly in the U.S.
Total revenues increased $146.0 million, or 7%, to $2.34 billion for Third Quarter 2024 from $2.19 billion for Third Quarter 2023. Fees and other income increased $114.6 million, or 41%, primarily due to contributions from newly launched mobile trade-in programs. Net earned premiums increased $29.1 million, or 2%, primarily driven by Connected Living growth from global mobile device protection programs, partially offset by a decline in U.S. extended service contracts and the unfavorable impact of foreign exchange. Net investment income increased $2.3 million, or 3%, primarily due to higher yields and asset balances in fixed maturity securities, partially offset by lower cash and cash equivalents and short-term investments.
Total benefits, losses and expenses increased $153.5 million, or 8%, to $2.15 billion for Third Quarter 2024 from $2.00 billion for Third Quarter 2023. Underwriting, selling, general and administrative expenses increased $127.1 million, or 8%, primarily due to an increase in Connected Living expenses, mainly from higher cost of sales from newly launched mobile trade-in programs and higher commission expenses due to growth from global mobile device protection programs, partially offset by the favorable impact of foreign exchange and lower commission expenses for Global Automotive and U.S. extended service contracts in Connected Living. Policyholder benefits increased $26.4 million, or 6%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, and an increase in global mobile device protection subscribers in Connected Living, partially offset by lower losses for extended service contracts in line with the decrease in net earned premiums.
For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Adjusted EBITDA decreased $6.0 million to $581.7 million for Nine Months 2024 from $587.7 million for Nine Months 2023, primarily due to ongoing elevated claims costs in Global Automotive, mainly from elevated losses in select ancillary products, as well as higher labor and parts costs due to inflation, higher expenses for investments in new client programs and capabilities in Connected Living and the unfavorable impact of foreign exchange. The decrease in Adjusted EBITDA was partially offset by higher net investment income, as well as higher U.S. financial services profitability and growth in domestic mobile device protection programs in Connected Living.
Total revenues increased $386.4 million, or 6%, to $6.89 billion for Nine Months 2024 from $6.50 billion for Nine Months 2023. Fees and other income increased $269.2 million, or 34%, primarily due to contributions from newly launched mobile trade-in programs. Net earned premiums increased $96.6 million, or 2%, primarily driven by growth from global mobile device protection programs in Connected Living and from prior period sales in Global Automotive, partially offset by a decline in U.S. extended service contracts in Connected Living and the unfavorable impact of foreign exchange. Net investment income increased $20.6 million, or 8%, primarily due to higher yields and asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $392.4 million, or 7%, to $6.30 billion for Nine Months 2024 from $5.91 billion for Nine Months 2023. Underwriting, selling, general and administrative expenses increased $309.8 million, or 7%, primarily due to an increase in Connected Living expenses, mainly from higher cost of sales from newly launched mobile trade-in programs and higher commission expenses due to growth from global mobile device protection programs, partially offset by the favorable impact of foreign exchange and lower commission expenses for U.S. extended service contracts in Connected Living and Global Automotive. Policyholder benefits increased $82.6 million, or 7%, primarily due to ongoing elevated claims costs in Global Automotive, as described above, and from higher claims in the global mobile device protection business in Connected Living, partially offset by lower losses for extended service contracts in Connected Living in line with the decrease in net earned premiums.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$557.0	$521.9	$1,678.0	$1,501.4
Fees and other income	46.8	33.3	131.6	95.7
Net investment income	31.7	29.6	90.1	76.0
Total revenues	635.5	584.8	1,899.7	1,673.1
Benefits, losses and expenses
Policyholder benefits	323.3	218.7	803.5	685.4
Underwriting, selling, general and administrative expenses	219.8	201.0	650.4	599.6
Total benefits, losses and expenses	543.1	419.7	1,453.9	1,285.0
Global Housing Adjusted EBITDA	$92.4	$165.1	$445.8	$388.1

Impact of reportable catastrophes	$136.8	$26.2	$195.2	$89.1

Net earned premiums, fees and other income
Homeowners	$478.4	$434.1	$1,438.5	$1,237.8
Renters and Other	125.4	121.1	371.1	359.3
Total	$603.8	$555.2	$1,809.6	$1,597.1
For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Adjusted EBITDA decreased $72.7 million, or 44%, to $92.4 million for Third Quarter 2024 from $165.1 million for Third Quarter 2023, mainly due to $110.6 million of higher pre-tax reportable catastrophes and a $27.5 million non-run rate adjustment related to a change in earnings pattern assumptions. The decrease in Adjusted EBITDA was partially offset by continued growth within Homeowners, primarily from higher policies in-force from new lender-placed programs and portfolios and increased voluntary insurance market pressure, higher premium rates and average insured values, and $30.1 million of favorable year-over-year non-catastrophe prior period reserve development. Third Quarter 2024 had $44.7 million of favorable non-catastrophe prior period reserve development compared to $14.6 million in Third Quarter 2023.
Total revenues increased $50.7 million, or 9%, to $635.5 million for Third Quarter 2024 from $584.8 million for Third Quarter 2023. Net earned premiums increased $35.1 million, or 7%, primarily driven by Homeowners from higher lender-placed policies in-force, premium rates and average insured values as described above and growth across various specialty products, partially offset by a non-run rate adjustment described above. Fees and other income increased $13.5 million, or 41%, driven by reclassification of certain service fees to fee income from an expense account. Net investment income increased $2.1 million, or 7%, primarily due to higher yields and asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $123.4 million, or 29%, to $543.1 million for Third Quarter 2024 from $419.7 million for Third Quarter 2023. Policyholder benefits increased $104.6 million, or 48%, primarily due to higher reportable catastrophe losses, partially offset by lower non-catastrophe losses from favorable year-over-year prior period reserve development. Underwriting, selling, general and administrative expenses increased $18.8 million, or 9%, primarily due to the reclassification described above, as well as higher costs associated with growth.
For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Adjusted EBITDA increased $57.7 million, or 15%, to $445.8 million for Nine Months 2024 from $388.1 million for Nine Months 2023, mainly due to continued growth from higher policies in-force, average insured values and rates within Homeowners and $44.7 million of favorable year-over-year net impact to non-catastrophe prior year reserve development. Nine Months 2024 had $85.1 million of favorable non-catastrophe prior year reserve development compared to $40.4 million in Nine Months 2023. The increase in Adjusted EBITDA was also driven by ongoing expense leverage from scale and operating efficiencies and higher net investment income. The increase in Adjusted EBITDA was partially offset by $106.1 million of higher reportable catastrophes and a $27.5 million non-run rate adjustment related to a change in earnings pattern assumptions.
Total revenues increased $226.6 million, or 14%, to $1.90 billion for Nine Months 2024 from $1.67 billion for Nine Months 2023. Net earned premiums increased $176.6 million, or 12%, primarily driven by Homeowners from higher lender-placed policies in-force and average insured values, as well as higher premium rates and growth across various specialty products, partially offset by the non-run rate adjustment described above and exits from certain international markets. Fees and other income increased $35.9 million, or 38%, mainly driven by the reclassification described above. Net investment income increased $14.1 million, or 19%, primarily due to higher yields and asset balances on fixed maturity securities, cash and cash equivalents and short-term investments.
Total benefits, losses and expenses increased $168.9 million, or 13%, to $1.45 billion for Nine Months 2024 from $1.29 billion for Nine Months 2023. Policyholder benefits increased $118.1 million, or 17%, primarily due to higher reportable catastrophe losses and non-catastrophe losses from exposure growth, partially offset by the favorable year-over-year non-catastrophe prior year reserve development. Underwriting, selling, general and administrative expenses increased $50.8 million, or 8%, primarily due to the reclassification described above and higher costs associated with growth.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	0.1	0.1	0.4	0.2
Net investment income	7.8	7.3	20.5	15.6
Total revenues	7.9	7.4	20.9	15.8
Benefits, losses and expenses
Policyholder benefits	—	—	—	0.1
General and administrative expenses	37.7	33.6	107.4	94.8
Total benefits, losses and expenses	37.7	33.6	107.4	94.9
Corporate and Other Adjusted EBITDA	$(29.8)	$(26.2)	$(86.5)	$(79.1)
For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Adjusted EBITDA was $(29.8) million for Third Quarter 2024 compared to $(26.2) million for Third Quarter 2023. The change in results was primarily due to higher third-party consulting expenses to support enterprise growth initiatives and higher employee-related expenses, partially offset by higher net investment income from higher asset balances in fixed maturity securities.
Total revenues increased $0.5 million, or 7%, to $7.9 million for Third Quarter 2024 from $7.4 million for Third Quarter 2023, primarily driven by an increase in net investment income of $0.5 million, or 7%, mostly due to higher asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $4.1 million, or 12%, to $37.7 million for Third Quarter 2024 from $33.6 million for Third Quarter 2023, primarily driven by higher third-party consulting expenses to support enterprise growth initiatives and higher employee-related expenses.
For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Adjusted EBITDA was $(86.5) million for Nine Months 2024 compared to $(79.1) million for Nine Months 2023. The change in results was primarily due to higher third-party consulting expenses to support enterprise growth initiatives and higher employee-related expenses, partially offset by higher net investment income.
Total revenues increased $5.1 million, or 32%, to $20.9 million for Nine Months 2024 from $15.8 million for Nine Months 2023, primarily driven by an increase in net investment income of $4.9 million, or 31%, mostly due to higher yields and asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $12.5 million, or 13%, to $107.4 million for Nine Months 2024 from $94.9 million for Nine Months 2023, primarily driven by higher third-party consulting expenses to support enterprise growth initiatives and higher employee-related expenses.

Investments
We had total investments of $8.97 billion and $8.22 billion as of September 30, 2024 and December 31, 2023, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased by $210.0 million during Nine Months 2024, from $380.3 million as of December 31, 2023 to a net unrealized loss of $170.3 million as of September 30, 2024, primarily due to a decrease in Treasury yields.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2024		December 31, 2023
Aaa / Aa / A	$4,274.7	56.3%	$3,958.7	57.3%
Baa	2,817.8	37.1%	2,564.8	37.1%
Ba	422.8	5.6%	318.6	4.6%
B and lower	80.8	1.0%	70.0	1.0%
Total	$7,596.1	100.0%	$6,912.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturity securities	$99.2	$86.2	$285.9	$245.8
Equity securities	3.3	4.0	10.1	11.6
Commercial mortgage loans on real estate	4.8	4.5	14.5	12.9
Short-term investments	4.3	4.8	13.5	10.9
Other investments	2.1	7.0	11.5	15.2
Cash and cash equivalents	19.7	23.5	58.0	59.7
Total investment income	133.4	130.0	393.5	356.1
Investment expenses	(3.7)	(4.5)	(12.4)	(12.5)
Net investment income	$129.7	$125.5	$381.1	$343.6
Net investment income increased $4.2 million, or 3%, to $129.7 million for Third Quarter 2024 from $125.5 million for Third Quarter 2023. The increase was primarily driven by higher yields and asset balances in fixed maturity securities.
Net realized losses on investments and fair value changes to equity securities decreased $0.8 million, or 4%, to $18.3 million for Third Quarter 2024 from $19.1 million for Third Quarter 2023. The decrease was primarily driven by realized gains from changes in fair value of equity securities, which was partially offset by realized losses on sales of fixed maturity securities.
Net investment income increased $37.5 million, or 11%, to $381.1 million for Nine Months 2024 from $343.6 million for Nine Months 2023. The increase was primarily driven by higher yields and asset balances in fixed maturity securities.
Net realized losses on investments and fair value changes to equity securities decreased $3.0 million, or 6%, to $46.7 million for Nine Months 2024 from $49.7 million for Nine Months 2023. The decrease was primarily driven by unrealized gains from changes in fair value of equity securities and realized gains on sales of equity securities, which was partially offset by realized losses on sales of fixed maturity securities.
As of September 30, 2024, we owned $ $17.4 million of securities guaranteed by financial guarantee insurance companies. Included in this a mount was $15.8 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating AA- without the guarantee.
For more information on our investments, see Notes 6 and 7 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
We consolidated our main reinsurance purchases into a single placement date of April 2024. Coverage was placed with more than 40 reinsurers that are all rated A- or better by A.M. Best. 2024 reinsurance premiums for the total program are estimated to be $191.4 million pre-tax, as of September 30, 2024, compared to $207.2 million pre-tax for 2023, reflecting impacts from changing the timing of program placement in this initial year of transition to a single placement date, as well as favorable underlying rates from improved reinsurance market conditions. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.

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
We are in the process of negotiating an agreement to sell our Miami, Florida property to a potential buyer. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of September 30, 2024. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that a definitive agreement will be executed or that a transaction will be approved or consummated.
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
Holding Company
As of September 30, 2024, we had approximately $636.2 million in holding company liquidity, which was $411.2 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $723.6 million as of September 30, 2024) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stockholder dividends, stock repurchases, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries to the holding company, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $556.4 million and $772.6 million for Nine Months 2024 and Twelve Months 2023, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to repurchase our common stock and to fund investments and acquisitions. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Nine Months 2024, we made common stock repurchases and paid common stock dividends of $294.8 million. We paid dividends of $0.72 per common share on September 30, 2024 to stockholders of record as of September 3, 2024. Any determination to pay future dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Nine Months 2024, we repurchased 990,010 shares of our outstanding common stock at a cost of $180.0 million, exclusive of commissions. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of September 30, 2024, $494.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$175.0	$174.1	$175.0	$173.7
4.90% Senior Notes due March 2028	300.0	298.5	300.0	298.2
3.70% Senior Notes due February 2030	350.0	348.1	350.0	347.9
2.65% Senior Notes due January 2032	350.0	347.3	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.8	275.0	272.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	397.5	400.0	397.0
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.1
Total Debt		$2,082.5		$2,080.6
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
We made no borrowings under the Credit Facility during Nine Months 2024 and no loans were outstanding as of September 30, 2024.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of September 30, 2024.
We did not use the commercial paper program during Nine Months 2024 and there were no amounts relating to the commercial paper program outstanding as of September 30, 2024. Our subsidiaries do not maintain commercial paper or other borrowing facilities.
Cash Flows
We monitor cash flows at the consolidated and entity levels. Cash flow forecasts at the consolidated and entity levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$1,229.9	$775.5
Investing activities	(728.8)	(640.8)
Financing activities	(317.8)	(241.9)
Effect of exchange rate changes on cash and cash equivalents	2.7	(4.2)
Net change in cash	$186.0	$(111.4)
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
Net cash provided by operating activities was $1.23 billion for Nine Months 2024 compared to net cash provided by operating activities of $775.5 million for Nine Months 2023. The change in net operating cash flows was largely attributable to the timing of collections of premiums and fees in our mobile business operations and timing of tax payments as we received a refund in 2024 related to prior year tax returns as compared to a payment in 2023. This was partially offset by the timing of payments to various vendors for the acquisition of mobile devices used to meet insurance claims or generate profits through sales to third parties, higher net paid claims and an increase in employee incentive-based payments largely based on the performance of the Company.
Net cash used in investing activities was $728.8 million for Nine Months 2024 compared to net cash used in investing activities of $640.8 million for Nine Months 2023. The change in net investing cash flows was primarily driven by the increased investment of net cash provided by operating activities and reinvestment of proceeds from the sale of fixed maturity securities during the period. Also contributing to the change was a decrease in sales of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $317.8 million for Nine Months 2024 compared to net cash used in financing activities of $241.9 million for Nine Months 2023. The change in net financing cash flows was primarily due to higher share repurchases for Nine Months 2024 and the issuance of the 2026 Senior Notes during Nine Months 2023, partially offset by the redemption of our 4.20% senior notes due 2023 during Nine Months 2023. For additional detail on our debt, refer to Note 19 to the Consolidated Financial Statements in the 2023 Annual Report.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
Interest paid on debt	$82.7	$99.0
Common stock dividends	114.8	113.8
Total	$197.5	$212.8
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.8 million and $2.9 million of letters of credit outstanding as of September 30, 2024 and December 31, 2023, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the Company’s market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2024, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 1 - July 31	117,379	$169.01	117,379	$574.7
August 1 - August 31	139,069	192.16	139,069	547.9
September 1 - September 30	273,880	195.09	273,880	494.5
Total	530,328	$188.55	530,328	$494.5
(1)Shares repurchased pursuant to the November 2023 publicly announced share repurchase authorization of up to $600.0 million aggregate cost at purchase of outstanding common stock. As of September 30, 2024, $494.5 million aggregate cost at purchase remained unused under the repurchase authorization.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: November 7, 2024