Form 10-K
period 2024-12-31
ASSURANT, INC.
filed 2025-02-20
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8.58 billion as of the last business day of the fiscal quarter ended June 30, 2024 based on the closing sale price of $166.25 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 14, 2025 was 50,791,921.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees, beneficial owners, number of securities in an unrealized loss position and number of loans.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Report”), including our business and financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I
Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.
Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a premier global protection company that partners with the world’s leading brands to safeguard and service connected devices, homes and automobiles. We leverage data-driven technology solutions to provide exceptional customer experiences. We operate in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through our Global Lifestyle segment, we provide mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”). Through our Global Housing segment, we provide lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
Our Competitive Strengths
Our financial strength and capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver a superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength and business model. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2024, we had $35.02 billion in total assets and our debt to total capital was 29.0%. Our business-to-business-to-consumer business model in our Global Lifestyle and Global Housing segments generate significant operating cash flows, which provide us with the flexibility to make investments to strengthen our strategic capabilities and enhance our partnerships with our clients.
Insights and capabilities enable innovation to meet evolving consumer needs. We have a deep understanding of our clients and the consumer markets they serve. We seek to leverage consumer insights, together with extensive capabilities, to identify and anticipate the needs of our clients and the consumers they serve. We leverage those insights to invest in emerging technologies and operations, including digital solutions supported by artificial intelligence (“AI”), to introduce innovative products and services and continuously adapt those offerings to the changing needs of consumers.
Value chain integration and customer experience. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on client and consumer needs and provide a seamless customer experience. Offering end-to-end solutions allows us to provide additional value for consumers and adapt more quickly and efficiently to their needs. Visibility across the value chain helps us further improve the customer experience and our offerings. Our ability to introduce value-added services and capabilities across the value chain and provide a superior customer experience allows us to strengthen our partnerships and our competitive position.
Our Strategy for Profitable Growth
As we focus on executing our strategy, we believe we are positioned for continued long-term profitable growth by:
Growing our portfolio of market-leading businesses. Our businesses represent a group of leading, protection and service-oriented offerings focused on compelling growth opportunities in attractive markets. This includes capitalizing on the convergence of the connected world in the global markets and geographies in which we operate, as well as continuing to grow with expense leverage within specialized property markets. We intend to grow our businesses by strengthening our partnerships with major clients and prospects globally, while continuing to invest in talent, capabilities and technology, including digital and AI, to enable us to deliver a superior customer experience, as well as further broadening our offerings and diversifying our distribution channels.
Providing integrated offerings through a superior customer experience. As we continue to evolve our product and service capabilities and respond to client and consumer needs, we expect ongoing innovation of our integrated offerings, leveraging data-driven insights, technology and AI to deliver additional value through a superior customer experience.
Deploying our capital strategically. Our strong financial position provides us with flexibility to strategically deploy our capital. We generally deploy capital to support business growth by funding investments and through acquisitions, to pay dividends and to repurchase shares. We target new businesses and capabilities, organically and through acquisitions, that complement or accelerate our strategy. Our approach to mergers, acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management.

Investing in talent. Our employees play a critical role in contributing to our success and supporting our business strategy. We believe in fostering an inclusive culture to drive sustained profitable growth through innovation. We are focused on strategically attracting, developing, retaining and motivating our talent, as we prioritize programs and initiatives aimed at investing in their growth.
2024 Highlights
We continued our momentum in 2024 with strong profitable growth led by sustained outperformance within Global Housing, as well as underlying growth within Connected Living which was muted by investments in new client programs and capabilities. The combination of our strong capital position, investments to support growth and robust shareholder returns were a testament to our balanced capital management and strong cash flows of our businesses. We completed contract renewals with several key clients including our major U.S. mobile device protection clients, expanded offerings with existing clients and onboarded new client programs across Global Lifestyle and Global Housing. We continued to drive ongoing expense leverage from our scale and operating efficiencies supported by ongoing technology innovation. In October 2024, we opened our Innovation and Device Care Center, which supports our mobile device lifecycle solutions in Global Lifestyle and the development of new and innovative ways to leverage automation, robotics and artificial intelligence.
Throughout the year, we have maintained a strong balance sheet, generating $804.7 million in dividends or returns of capital from our subsidiaries (net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions) and returning $455.8 million to shareholders through share repurchases and common stock dividends.
Sustainability Priorities
Assurant is a purpose-driven company that remains committed to integrating sustainability into our long-term strategy. In 2024, we introduced a new Sustainability vision focused on three areas: Connected Communities, Respected Resources and Protected Planet. We view these sustainability priorities as directly tied to how we deliver for our employees, our clients and end-consumers in support of Assurant’s broader growth and innovation objectives.
Our Board of Directors (the “Board”), Management Committee and global workforce understand the importance of our sustainability initiatives in supporting the successful execution of our long-term strategy.
Moving forward, we will lean into the following areas as we set our sights on advancing our impact:
Connected Communities. As a purpose-driven company, we help our customers maximize opportunities in a connected world in a way that contributes to a thriving society. We do this by focusing on creating an inclusive workplace where employees have opportunities to learn and grow; supporting communities through investing our time, skills and resources where needed; and creating superior experiences for our customers. For additional information, refer to “– Human Capital Resources” below.
Respected Resources. We look for opportunities to embed circularity across our operations and to integrate programs and services into our suite of offerings that embrace circular practices to help our customers live connected lives. This mindset has led us to become an industry leader in the transition effort from a linear to a circular economy for mobile devices including our approach to responsible recycling.
Protected Planet. Across our enterprise, we integrate climate actions into our long-term strategy, global facilities and product and service offerings, and work with our operations and partners to minimize negative environmental impacts.
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

Global Lifestyle

	Years Ended December 31,
	2024	2023	2022
Net earned premiums, fees and other income by product:
Connected Living (1)	$4,807.9	$4,376.8	$4,259.4
Global Automotive	4,159.4	4,184.6	3,802.5
Total	$8,967.3	$8,561.4	$8,061.9
Segment Adjusted EBITDA	$773.4	$792.3	$809.4
Segment equity (2)	$4,830.9	$4,822.0	$4,743.3
(1)For the years ended December 31, 2024, 2023 and 2022, 50.6%, 44.8%, and 46.0%, respectively, of net earned premiums, fees and other income was from mobile device solutions; 38.8%, 44.7%, and 44.3%, respectively, was from extended service contracts and related services for consumer electronics and appliances; and 10.6%, 10.5%, and 9.7%, respectively, was from financial services and other insurance products.
(2)Segment equity does not include components of accumulated other comprehensive income (“AOCI”), which is primarily comprised of net unrealized gains/ losses on securities, net of taxes. For additional information on total AOCI, see Note 21 to the Consolidated Financial Statements included elsewhere in this Report.
Our Products and Services
The key lines of business in Global Lifestyle are: Connected Living, which includes mobile device solutions (including extended service contracts, insurance policies and device lifecycle related services), extended service contracts and related services for consumer electronics and appliances, and financial services and other insurance products; and Global Automotive.
Connected Living: Through partnerships with mobile service providers (including carriers, retailers, original equipment manufacturers (“OEMs”) and cable operators) and financial and other institutions, we underwrite and provide administrative support and related services for extended service contracts. These contracts provide consumers with coverage on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We pay the cost of repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service solutions to our clients that address all aspects of the insurance or extended service contract, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain services, service delivery and repair and logistics management, while ensuring exceptional customer experience measured through our net promoter scores. For example, we provide end-to-end mobile device lifecycle solutions in our mobile business from when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to support an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium technical support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices, as well as provide Certified Pre-Owned (“CPO”) devices to our clients to fulfill their insurance and consumer needs. We provide in-store, same-day device repairs to customers through our nationwide network of over 900 repair and partner locations that support both our insurance and non-insurance customers. We believe that with the required administrative capability, digital platforms enabling on-boarding, claims management and service delivery, supply chain management, technical support infrastructure, insurance underwriting capabilities and a variety of adjacent value-added services, like trade-in and upgrade and asset value recovery, we maintain a differentiated position in this marketplace.
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

Global Automotive: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including automobiles, trucks, recreational vehicles, motorcycles, construction and agricultural equipment, as well as parts. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, including relating to commercial and other leased or financed equipment, coverage varies, but, generally, we pay the cost of repairing, servicing or replacing parts or provide other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, actuarial consulting, experiential and digital training and performance management. We work closely with our global partners to develop innovative offerings that reflect the evolution of the auto market, such as Assurant Vehicle Care which represents a majority of dealer services contracts providing a comprehensive suite of enhanced vehicle protection products and a new digital experience for consumers. We also provide risk management solutions tailored for commercial and leased equipment where our core products include insurance tracking and physical damage insurance.
Distribution and Clients
Global Lifestyle operates globally, with approximately 82.1% of its revenue from North America (the U.S. and Canada), 7.5% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 5.9% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 4.5% from Asia Pacific (Japan, Australia, New Zealand, South Korea, India, Singapore and Hong Kong for the year ended December 31, 2024). In fourth quarter 2023, we made the decision to fully exit our operations in mainland China (other than Hong Kong), which were subsequently sold in 2024. Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with mobile service providers (including carriers, retailers, OEMs and cable operators) and financial and other institutions to market our mobile device solutions, with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and cable operators to market our extended service contracts and related services, and with financial institutions, insurers and retailers to market our credit and other insurance products. In Global Automotive, we partner with auto dealers and agents, third-party administrators, manufacturers, equipment retailers and large banks and financing companies to market our vehicle protection, commercial equipment-related products and other related services. Many of our agreements in Global Lifestyle are exclusive and multi-year with terms generally between three and five years and allow us to integrate our administrative systems with those of our clients.
Global Lifestyle is dependent on a few clients, in particular mobile service providers, and a reduction in business with or the loss of one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile protection market is a large and growing global market with evolving wireless standards. While smartphone penetration in the U.S., Japanese and European markets is high, other markets are less mature and present growth opportunities. Global adoption of 5G by subscribers is a high priority for mobile service providers. The worldwide used and refurbished smartphone market is growing, driven by the cost and availability of new devices and sustainability-conscious customers.
Consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their mobile devices through their daily interaction with a connected world. Expanded capabilities like repair and logistics, technical support for customers and enhanced customer experience through digital solutions and AI allow us to create product and service offerings that customers find compelling. We believe there are additional growth opportunities in expanding protection to other devices and technologies within the home.
Our business is subject to fluctuations in mobile device trade-in and upgrade volumes based on the release of new devices and carrier promotional programs, as well as customer preferences.
U.S. new vehicle sales have shown slight improvements from 2023 driven by increased vehicle availability and OEM incentives. The used vehicle market in the U.S. has started to normalize from recent elevated used vehicle prices and a shift in sales to new vehicles, but this normalization is tempered by lower and aging used vehicle inventory. In addition, higher interest rates have impacted affordability of finance and insurance products and lowered attachment rates. The commercial equipment segment continues to expand, partially mitigating challenges in our U.S. auto business. In addition, new vehicle sales continue to grow in some markets internationally. In addition, inflation continues to have a significant impact on our Global Automotive results as parts and labor adversely affect claims costs for clients where we have underwriting exposure.

Consumers are becoming increasingly connected across their mobile devices, vehicles and homes, which is creating a global market for smart home devices and related services. We believe this will create long-term opportunities for Assurant as consumers’ lifestyles will increasingly intertwine with their connected ecosystems, which we call the connected world. Due to our capabilities, including device protection, premium technology support, service delivery and financing, as well as technology components such as dynamic fulfillment, which integrates a dynamic mobile claims management process with risk and fraud mitigation, we are well positioned to support customers as the smart home market continues to grow.
In our financial services business, our focus is on expanding our partnerships with leading financial institutions to offer travel, purchase protection, and other credit card benefits, including underwriting and claims processing, and packaged bank account offerings to their customers.
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
Inventory
In our mobile business, we carry inventory to meet the delivery requirements of certain clients. These devices are ultimately disposed of through sales to third parties. Our inventory includes devices and parts on consignment with our nationwide network of over 900 repair and partner locations through which we provide in-store repairs. Inventory levels may vary from period to period due to, among other things, differences between actual and forecasted demand, supply chain constraints, the addition of new devices and parts, and strategic purchases. Payment terms with clients also vary, which may result in less inventory financed by clients and more inventory financed with our own capital.
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

Global Housing

	Years Ended December 31,
	2024	2023	2022
Net earned premiums, fees and other income by product:
Homeowners	$1,958.9	$1,663.4	$1,402.2
Renters and Other	498.1	479.5	482.4
Total	$2,457.0	$2,142.9	$1,884.6
Segment Adjusted EBITDA	$671.2	$574.2	$246.0
Segment equity (1)	$1,597.8	$1,318.9	$1,272.8
(1)Segment equity does not include components of AOCI, which is primarily comprised of net unrealized gains/ losses on securities, net of taxes. For additional information on total AOCI, see Note 21 to the Consolidated Financial Statements included elsewhere in this Report.

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
In the majority of cases, we use proprietary insurance-tracking administration systems linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of outreach and notification to the homeowner and the last known insurance carrier or agent through phone calls, written correspondence and in some cases direct interfaces with insurance carriers, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy. The process of tracking voluntary coverage - including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles, and obtaining other required insurance related information - is part of our risk exposure management for our lender-placed insurance business. The exposure management process is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to tracked hazard loans. The homeowner always retains the option to obtain or renew the insurance in the voluntary insurance market.
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
Our Addressable Markets and Market Activity
In the lender-placed market, placement rates have increased in certain areas, due to reduced availability within the voluntary homeowners’ insurance market, including in California and Texas. We continue to monitor the state of the overall housing market and the potential impact of loan modifications, forbearances and foreclosure delays, including the impact to REO volumes. Should the housing market deteriorate for a prolonged period, we could experience a longer-term increase in our placement rates over time. In addition to the overall market, our lender-placed results are also impacted by inflation and the costs of paying claims, and the mix of loans we service.
The U.S. renters insurance market is a growing market with new building development, high occupancy and favorable relocation trends. We believe there is opportunity to increase our market share and attachment rates with new and existing clients through our investments in digital platforms designed to deliver superior customer experience and our expanded offerings to provide end-to-end solutions.
Risk Management
We earn premiums on our insurance products and fees for our services. Our lender-placed insurance products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties have continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints, including through a built-in quarterly inflation guard feature. For additional risks relating to our Global Housing segment, please see “Item 1A – Risk Factors”, including “– Financial Risks – We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability” and “ – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management” therein.
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
For our 2024 catastrophe reinsurance program, we consolidated our main reinsurance purchases into a single placement date of April 2024. 2024 reinsurance premiums for the total program are estimated to be $188.9 million pre-tax, as of December 31, 2024, compared to $207.2 million pre-tax for 2023, reflecting impacts from changing the timing of program placement in this initial year of transition to a single placement date, as well as favorable underlying rates from improved reinsurance market conditions. The U.S. per-occurrence catastrophe coverage included a main reinsurance program providing $1.48 billion of coverage in excess of a $150.0 million retention for a first event. Layers 1 through 7 of the program allow for one automatic reinstatement. When combined with the Florida Hurricane Catastrophe Fund, the U.S. program protects against gross Florida losses of up to approximately $1.69 billion, in excess of retention.
We are also subject to non-catastrophe risk from isolated fire, water and wind damage, theft and vandalism, as well as general liability in renters and homeowners policies. Losses are impacted by increases in the cost of materials and labor required to settle claims. Please see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment, could materially reduce our profitability and have a material adverse effect on our results of operations and financial condition.”
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
Human Capital Resources
A cornerstone of Assurant is the employees who bring our purpose, values and commitments to life each day for the millions of customers we serve worldwide. We believe in fostering an inclusive and performance-based culture to drive sustained profitable growth through innovation. We regularly evaluate our policies, practices and programs to ensure we continue to attract, develop and retain the best talent to support our strategy. This includes ongoing investments in competitive total rewards and wellbeing offerings, and providing programs for learning, development and engagement, while continuously enhancing the experience of our employees who are critical to our long-term success.
As of December 31, 2024, Assurant had approximately 14,200 employees representing, more than 80 nationalities, with a presence in 21 markets globally. Our global workforce spans a wide range of roles and skills. While 75% of our employee base was located in North America, we continued to expand our presence in key international markets across Europe, Latin America and Asia Pacific to support our increasingly global client portfolio. As of December 31, 2024, approximately 63% of our employees were frontline workers, predominantly in hourly roles such as customer care, claims administration, mobile repair and logistics. The remaining 37% were in managerial roles, predominantly salaried employees engaged in an array of business and support functions. As of December 31, 2024, 60% of our global workforce were women. In the U.S., our largest market, women accounted for 63% of employees while other underrepresented minority groups accounted for 56% of our domestic workforce. We continue to promote and welcome an inclusive workforce across all levels of the Company in support of our business strategy.
For full-year 2024, our global turnover rate was 13%, reflecting our blended workforce of frontline and managerial roles; turnover for managerial and salaried roles was 5%, and turnover for frontline employees was 17%, which is typically higher given the nature of the roles. The turnover rate for both frontline and managerial employees improved by 2 and 1 percentage points, respectively, year-over-year(1). Overall, this is attributed to ongoing actions to identify and remediate talent risks and enhance the employee experience as well as stabilization in key labor markets.
The Board, through the Compensation and Talent Committee, oversees the significant human capital management programs of Assurant, which are led by Assurant’s Chief Executive Officer (“CEO”), its Chief Operating Officer and its Chief People Officer. Attracting, developing and retaining the best talent globally is key to our success in sustaining long-term profitable growth. In January 2024, we expanded our Management Committee to broaden leadership expertise and depth in the areas of financial, human capital and technology strategy. These appointments further underscored our deep talent pool and robust succession bench.
Our talent strategy is focused on empowering employees to learn, grow and thrive, equipping the business with the talent needed to deliver on our long-term strategy, and recognize and reward performance. As part of our talent strategy, we have established Global Capability Centers, or global talent hubs in key markets, to leverage our global scale and access to best-in-class talent. We believe this advances our operating model, creates new capacity for client growth, fosters innovation, and enables talent to focus on customer experiences in key attractive markets.

(1) Beginning in 2024, we revised the definition of employer turnover to include voluntary turnover only. We believe this revised approach to exclude any involuntary actions provides better insight into the program and strategies we can take as an organization to impact employee retention.

We regularly engage with our employees to seek feedback through an array of forums and channels, including one-on-one discussions with managers, interactive townhall meetings, employee surveys and our enterprise-wide listening program designed to expand opportunities for anonymous, real-time feedback between managers and employees. Key topics covered include our culture, learning and development, compensation, benefits, wellbeing and recognition. Based on employee feedback, action plans are implemented to address gaps or to further enhance employee satisfaction in alignment with our overall human capital strategy. Results from our most recent listening program that concluded in June 2024 benefited from strong employee participation and showed improvement above the prior year and generally above relevant industry benchmarks. Overall, the survey highlighted that employees generally feel engaged and aligned with the Company’s priorities and that our culture is a differentiator. In many areas, such as management support, mental wellbeing, and recognition, results trended more favorably against our 2023 engagement survey and at or above comparable industry benchmarks.
Fostering an Inclusive and Performance Driven Culture
Building an inclusive culture is more than the right thing to do - it’s a business imperative - a key enabler of growth and innovation, rooted in our belief that more inclusive teams deliver stronger performance. We believe global teams and inclusive cultures perform better by improving our ability to respond to the changing global marketplace. We are committed to foster a sense of belonging at Assurant. Our Chief Operating Officer has direct oversight and responsibility for our strategy, along with our SVP, Global Communications and Sustainability.
We strategically recruit talent with different expertise, experiences, and perspectives necessary to deliver on our long-term strategies, including through strategic and educational partnerships that bring greater visibility and expertise. We are focused on inclusion through global programming, including five Employee Resource Groups, which are open to all employees globally and provide forums for employees to raise topics that are important to them. All Employee Resource Groups are chaired by members of our Management Committee or senior leaders to reinforce commitment and engagement at the highest levels of the company. In the marketplace, we support digital inclusion, STEM and thriving communities through the Assurant Foundation and we partner with nonprofit organizations to provide leadership development opportunities.
Fair Pay
Assurant is committed to fair pay. Our compensation practices and programs consider a variety of factors designed to set fair compensation levels. We take a holistic approach to evaluating and aligning roles with compensation levels based on job responsibilities, market competitiveness, geographical location, strategic importance of roles and other relevant factors. We periodically evaluate our compensation practices and for the last several years have engaged in a multi-step pay equity assessment process to ensure that we are compensating fairly for employees performing substantially similar job responsibilities. Results from our last review completed in 2024, which examined base pay and target total cash compensation for U.S.- based employees, and base pay for the U.K.-, Argentina- and Canada-based employees, or roughly 87% of our workforce, confirmed that there is no evidence of systemic disparities for comparable job groupings with similar skill, scope and effort. We expect to continue to assess compensation practices annually and remain committed to remediate any significant pay disparities we may discover. We also continue to monitor and adjust market wages as necessary to ensure we provide competitive wages, consistent with our ongoing compensation practices.
We remain committed to investing in our people through competitive rewards and development opportunities. We continued to reward high performers and invest in merit increases, allocating more funding to front-line employees in recognition of the disproportionate impact of the current challenging economic environment. We have advanced our commitment to pay transparency, particularly in North America, by providing applicants and employees with base salary ranges for their role and grade.
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
To further promote wellbeing, Assurant continued to expand the reach of its Personify Health (formerly known as Virgin Pulse) global wellbeing platform allowing employees to personalize their unique wellbeing goals with access to tools, activities and ways to stay engaged and accountable for building healthy habits. Assurant also included access to the Headspace App as a no-cost benefit for all global employees, which is an additional resource for managing stress and helping to find better balance.
We regularly benchmark our Total Rewards against companies of similar size and industries to ensure our offerings remain competitive and solicit employee feedback on the evolving needs of our workforce. We conducted employee focus groups that helped validate that recommended plan changes for 2024 met the needs of our global workforce, particularly around predictability and affordability of health care costs. Additionally, there were several enhancements to benefits starting in 2024, such as increased employer contributions, expanded plan offerings and more affordable virtual care and mental health access. Assurant also has an HR virtual assistant to provide easy access to routine questions employees raise with the goal of improving their experience as an employee. We will continue to assess additional opportunities across Total Rewards and Wellbeing to help attract and retain top talent.
Recognizing the benefit of flexible work arrangements for our business, customers and employees, we continued to enable a long-term shift to a hybrid work model to support our business and talent strategy. A majority of our employees work virtually on a full-time or part-time basis. While we will continue to encourage purposeful in-person engagement to support our culture, team development and product innovation, we believe our hybrid work model will remain a key competitive advantage to support the evolving needs of our customers and employees. Within this hybrid environment, we introduced a new framework to support enterprise engagement. We continued our ongoing real estate consolidation to support work-from-home arrangements given our increasingly hybrid workforce, while making necessary investments in key facilities (such as our Nashville Innovation and Device Care Center) and markets to support the long-term strategy of the Company.
Learning and Development
Learning and development are essential to Assurant’s success. We continually invest in our employees’ career growth and provide employees with a wide range of training and development opportunities, including face-to-face, virtual and self-directed learning, mentoring and external development opportunities through a portfolio of initiatives called Leading the Way, which is designed to unlock the potential of our talent to achieve our vision and purpose. Leading the Way is intended to further grow skills, capabilities and careers to impact engagement, performance and drive results. Strengthening employees’ leadership, technical and professional skills to broaden career opportunities, while also reinforcing a culture of strong ethics and compliance, are primary focus areas. We continue to implement key initiatives to support upskilling and reskilling and increase adoption of new technology and processes by providing both learning and change support, furthering our focus on a digital-first mindset. In 2024, this included the ongoing integration of AI tools to enhance and improve the employee and customer experience with the appropriate training and reporting to ensure we effectively govern deployed solutions and continuously learn. We also continued to provide all employees with access to industry leading content and a virtual mentor to further develop professional, technical, and managerial skills. This also included specific access for technology employees to immerse in technology labs and assessments as we look to expand critical skills in this area. Additionally, Assurant assists employees in the pursuit of undergraduate and graduate degrees, certifications and continuing education required by certain professional organizations.
We have adapted our learning and development programs and delivery modes to meet the varying needs of our business and our predominantly virtual workforce. We provide a broad array of training on topics such as managing virtual and hybrid teams, mental health awareness and building resilience, managerial skills and inclusion. In 2024, we continued to enhance our manager and senior leader programming to strengthen our bench of future ready leaders. In addition, we implemented an enterprise-wide mentorship program to help support emerging talent.
Succession Planning
An important element of our talent strategy is succession planning and building leadership pipelines for our most critical roles across the organization.
We assess the performance and potential of current incumbents, identify and assess potential successors, and create targeted development plans to strengthen the preparedness of our talent pipeline. Annually, we conduct a comprehensive talent review to discuss potential successors of our Management Committee and other key leadership roles, as well as a broader group of top talent as we look to ensure better visibility into our strengths and opportunities for prioritized roles. The Compensation & Talent Committee annually reviews the CEO succession plan and succession plans for senior executives, which includes emergency successors for each role, and conducts a broader talent review with the goal to ensure we have the right leadership in place to execute the Company’s long-term strategic plans.
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

Over time, we have accumulated a sizeable portfolio of issued and registered intellectual property rights around the world, and we seek to protect it against infringement. No single intellectual property right is solely responsible for protecting our products and services. We have also entered into agreements that permit other companies to use certain of our patents and trademarks.
We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products and services. Patents are of varying duration depending on the filing date, and they will typically expire at the end of their natural term. The trademark registrations may be renewed indefinitely, subject to country-specific use and registration requirements. For risks relating to our intellectual property, see “Item 1A – Risk Factors – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions.”
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
The following table summarizes the financial strength ratings and outlooks of our domestic operating insurance subsidiaries as of December 31, 2024:

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
The following is a summary of significant regulations that apply to our businesses, but it is not intended to be a comprehensive review of every regulation to which we are subject. For information on the risks associated with regulations applicable to us, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks”, “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks” and “Item 1A – Risk Factors – Legal and Regulatory Risks.”
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
Insurance Regulatory Initiatives. The NAIC, state and territory regulators and professional organizations have considered and are considering various proposals that may alter or increase state and territory authority to regulate insurance companies and insurance holding companies. For example, in 2021, the NAIC adopted the NAIC Real Property Lender-Placed Insurance Model Act (the “LPI Model Act”). The LPI Model Act governs the insurance that a mortgage servicer obtains when a borrower fails to obtain or maintain required insurance. Several states have enacted legislation that mirrors the LPI Model Act. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth” for a discussion of the risks related to such initiatives.
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
Tax Reform. The Company is evaluating the impact of recent and upcoming changes in U.S. tax laws. The Corporate Alternative Minimum Tax, enacted as part of the Inflation Reduction Act of 2022, creates a 15% corporate alternative minimum tax (“CAMT”) on certain large “applicable corporations” and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The Company has determined that it is not considered an “applicable corporation” under the rules of CAMT.

The Organization for Economic Cooperation and Development has released Pillar Two Model Rules, a 15% minimum effective tax rate designed to ensure that large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis. Certain jurisdictions have enacted, and others have proposed, legislation to implement certain provisions of Pillar Two. We are continuing to monitor the implications resulting from the potential enactment of Pillar Two rules in the jurisdictions where we operate, and do not currently anticipate a material impact. For more information, see “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.”
International Regulation
We are subject to regulation and supervision of our international operations in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, anti-corruption laws; solvency and market conduct regulations; various privacy, insurance, tax, tariff and trade laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. We operate in various jurisdictions, including Canada, the U.K., France, Argentina, Australia, Brazil, Chile, Peru, Colombia, Germany, India, the Netherlands, New Zealand, Puerto Rico, Spain, Italy, Mexico, Japan, South Korea, Hong Kong and Singapore, and, in several of these jurisdictions, our businesses are supervised by local regulatory authorities. In fourth quarter 2023, we made the decision to fully exit our operations in mainland China (other than Hong Kong), which were subsequently sold in 2024. See Note 5 to the Consolidated Financial Statements included elsewhere in this Report for more information.
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
Securities and Corporate Governance Regulation
As a company with publicly-traded securities, we are subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, corporate governance and other matters. One of our subsidiaries is a broker-dealer that is registered with the SEC and with the state securities commissions in all 50 states, and it is a member of the Financial Industry Regulatory Authority. Additionally, we and our subsidiaries are subject to the corporate governance laws of our respective jurisdictions of incorporation or formation.
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
Cybersecurity, Privacy Regulation and Artificial Intelligence
We are subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. Since the enactment of EU General Data Protection Regulation (“GDPR”), multiple countries where we conduct business have or are in the process of enacting comprehensive data protection laws that largely model GDPR. In the United States, we are subject to a variety of federal and state privacy and data security laws and regulations. At the state level, the NAIC Insurance Data Security Model Law has been enacted in multiple states, imposing an array of detailed security measures, reporting and attestation requirements on insurance companies. The accelerated rate of adoption poses challenges for businesses as implementation and compliance may necessitate modifications to businesses processes, technological infrastructure, security measures and customer-facing websites.
Cybersecurity risks and incidents remain a focus for regulators. For example, in July 2023, the SEC adopted new rules for public companies requiring disclosure of material cybersecurity incidents and periodic disclosures regarding cybersecurity risk management, strategy and governance. Furthermore, in November 2023, the New York Department of Financial Services (the “NYDFS”) finalized amendments to its cybersecurity rule applicable to financial institutions licensed by the NYDFS.
In addition, we are monitoring increased regulatory activity related to artificial intelligence, including machine learning tools. For example, the NAIC has adopted a model bulletin, The Use of Artificial Intelligence Systems by Insurers, to inform and articulate general expectations on how insurers will govern the development, acquisition and use of certain artificial intelligence technologies. Approximately 20 states have adopted the bulletin with additional adoption expected in 2025, and several other states, such as Colorado, New York and California have adopted their own AI regulations or guidance specific for the insurance industry. Internationally, on August 1, 2024, the European Union Artificial Intelligence Act, the first comprehensive legal framework for the regulation of artificial intelligence systems across the EU, went into force, with enforcement beginning in 2026.
Climate-Related Regulation
We are subject to various federal, state, and international regulations regarding climate risk disclosure. In March 2024, the SEC adopted new rules for disclosing climate-related risks, Scope 1 and Scope 2 GHG emissions, and climate-related financial metrics. However, these rules were stayed in April 2024 due to ongoing federal litigation in the US Court of Appeals for the Eighth Circuit, leaving their implementation uncertain.
Furthermore, our European subsidiaries will be required to comply with the European Union’s Corporate Sustainability Directive (“CSRD”), and our U.S. operations may be subject to a series of climate-related disclosures in California. Proposals to delay compliance deadlines failed to pass during the state’s recently concluded legislative session and as a result, in-scope companies will be required to report under those laws as early as 2026 (unless pending legal challenges succeed).
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
Global Risk Management
Governance
We employ a risk governance structure, overseen by our Board and senior management and led by the Global Risk Management function, to provide a common framework for (i) evaluating the risks embedded in and across our businesses and functional areas, (ii) developing risk appetites, (iii) managing these risks, and (iv) identifying current and future risk challenges and opportunities.
Global risk management is the responsibility of the Chief Marketing and Risk Officer (“CMRO”), who leads the Global Risk Management function. The CMRO reports directly to the CEO, reports at least quarterly to the Finance and Risk Committee of the Board and reports at least annually to the Board. Our Enterprise Risk Management Policy, which outlines our risk management framework and establishes principles for its effectiveness, has been approved by the Board. It is reviewed annually to align with the Company’s business operations and strategy, as well as changes to applicable laws, regulations and industry standards.
Our risk management framework cascades downwards into the enterprise through various management risk committees. Our risk governance structure is headed by the Enterprise Risk Committee, comprised of the CEO, the Chief Financial Officer, the CMRO, other members of the Management Committee, as well as the Treasurer, the Chief Internal Auditor, and the Global Ethics and Compliance Officer. The Enterprise Risk Committee reviews the Company’s key enterprise risks, sets and monitors risk appetite, and oversees mitigation and remediation plans.
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
The Nominating and Corporate Governance Committee coordinates Board and committee oversight of the key enterprise risks. The Board and its committees receive updates from management on specific risks throughout the year, and each committee chair reports significant risk updates at least quarterly to the full Board so that the Board has the benefit of each committee’s specific areas of risk oversight.
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
The Finance and Risk Committee has primary oversight responsibility for the Global Risk Management function and corresponding risk activities. It receives risk management reports at least quarterly from the CMRO that include the identification, assessment, reporting, and mitigation of existing and emerging key enterprise risks. The Finance and Risk Committee also focuses on risks relating to investments, capital management, and catastrophe reinsurance.
The Compensation and Talent Committee focuses on risks relating to management succession, talent management and compensation plan design. The Nominating and Corporate Governance Committee focuses on risks relating to director succession and has ultimate oversight responsibility for how we manage sustainability.
The Information Technology Committee is responsible for oversight of information technology risk assessment and risk management. This includes oversight of cybersecurity policies, controls, and procedures, such as procedures to identify and assess internal and external cybersecurity risks. The Information Technology Committee receives updates from management, including the Chief Information Security Officer, on internal and external cybersecurity risks at least quarterly.
In fulfilling its responsibilities, the Board and each committee have the authority to retain external advisors. We believe that the Board’s leadership structure supports the risk oversight function of the Board and its committees, with the Chair of the Board and the CEO uniquely positioned to identify emerging risks while the Board’s five committees provide independent oversight of our risk management program within their purview.
Management Oversight
Global Risk Management develops risk assessment and risk management policies, and facilitates the identification and assessment, monitoring and reporting, and mitigation of risks. The Company uses the three lines of defense operating model to provide structure around risk management and internal controls.
The first line of defense is comprised of the business and functional areas that are responsible for the daily management of Company’s business operations and related risks. The second line of defense provides independent oversight of risk-taking activities in the first line and is comprised of the Company’s Global Risk Management and Compliance functions. The second line of defense assists in determining the risk appetite, strategies, policies, and structure for managing risk, including strategic and business risk, financial risk, and operational risk. The third line of defense is comprised of the Internal Audit function and is independently governed by the Audit Committee. Internal Audit evaluates the effectiveness and adequacy of the Company’s control environment and other components of our governance system, including compliance with policies, procedures, and processes established in the first and second lines, and assesses the design and ongoing effectiveness of risk management and the risk management framework.
Risk Appetite, Identification and Assessment, Monitoring and Reporting, and Mitigation

Risk appetite defines the levels, types, and amount of risk that the Company is willing to accept in the pursuit of its business and strategic objectives, consistent with prudent management of risk concomitant with available levels of capital. Global Risk Management, in conjunction with various risk committees, develops recommendations for risk limits as part of our risk appetite framework. Using metrics as appropriate in establishing these risk limits allows for a cohesive assessment of risk, resources, and strategy, and supports management and the Board in making well-informed business decisions.
Risk identification and assessment are performed by Global Risk Management and conducted in coordination with the second and third lines of defense. Risks are classified using an enterprise-wide risk taxonomy. Risk reporting provides tracking of each risk. Risk identification and assessment process feeds into reporting and serves to escalate any elevated or emerging risks for review and action. Risk reporting also includes reporting on the progress of key initiatives and risk mitigation activities. Risk mitigation includes determining a course of action and monitoring progress against remediation.
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
We use our website (www.assurant.com) and social media accounts, including X (formerly Twitter) (@Assurant), LinkedIn (@Assurant) and Facebook (@Assurant), as a means of disclosing information about us and our services and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information we post on our website and social media accounts may be deemed material. Accordingly, investors should monitor our website and social media accounts in addition to following our press releases, SEC filings, and public conference calls and webcasts. Except as specifically noted, the information found on our website and social media accounts are not incorporated by reference into, and do not constitute a part of, this Report or any other report filed with or furnished to the SEC.
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
Each of our Global Lifestyle and Global Housing segments receives a substantial portion of its revenues from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Reliance on a few significant clients may weaken our bargaining power, and we may be unable to renew contracts with them without concessions (including up-front payments) or on favorable terms or at all. Examples of important business arrangements include, in Global Lifestyle, exclusive and non-exclusive relationships with mobile service providers (including carriers, retailers, OEMs and cable operators), dealerships and agents, consumer electronics retailers, appliance retailers (including e-commerce retailers), and financial, insurance and other institutions through which we distribute our products and services. In Global Housing, we have exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers, and financial, insurance and other institutions.
We are subject to the risk that clients, distributors and other parties may face financial difficulties (including as a result of macroeconomic challenges), reputational issues, problems with respect to their own products and services, or regulatory restrictions or compliance issues that may lead to lower than expected or cessation of sales of our products and services and have other adverse impacts on our results of operations or financial condition. In addition, our clients and other parties with whom we do business may change their strategic priorities or initiatives, including exiting or deprioritizing products, services, programs, distribution channels or lines of business that we service or support. They may disintermediate us by developing internal capabilities, products or services that would allow them to service their clients without our involvement, which has occurred from time to time and may materially reduce our revenues and profits. Furthermore, if one or more of our clients or distributors, for example in the mobile, automotive or mortgage servicing markets, consolidate or align themselves with other companies with whom we do not do business, they may choose to utilize or distribute the products and services of our competitors, which has occurred from time to time and could materially reduce our revenues and profits.
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
There is a risk that clients or customers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of our or our client’s failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services, maintain client relationships (including significant clients), and our revenues and results of operations, which has occurred from time to time.
To remain competitive in many of our businesses, we must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. The evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. Our competitive position may be impacted if we are unable to deploy, in an effective, compliant and competitive manner, technology such as artificial intelligence and machine learning, or if our competitors collect and use data that we do not have the ability to access or use. In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, as well as from new entrants, such as “Insurtech” start-up companies and others. These players are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the markets in which we operate. To maintain a competitive position, we must continue to invest in new technologies and new ways to deliver our products and services. If we do not anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternative business models, our business and results of operations could be adversely impacted.
The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.
Our strategy is focused on delivering long-term profitable growth. As part of our strategy, we are developing new and innovative products and services and enhancing existing offerings. We are investing in technology, including artificial intelligence, and other capabilities (such as our new Innovation and Device Care Center) to continuously improve the customer and employee experience, while seeking to increase efficiency. We will continue to incur expenses related to, among other things: investments in digital capabilities and large-scale, critical programs, such as technology systems and infrastructure; research and development of new products and capabilities; scaling our global operations, including accessing the global talent hubs such as through our Global Capability Centers; costs associated with the implementation of new contracts and businesses in runoff or which we have exited or which we expect to fully exit, including sharing economy; and improvements in operational efficiency. In recent years, we announced restructuring initiatives that include realigning our organizational structure and talent to support our business strategy, and accelerating ongoing real estate consolidation efforts to support work-from-home arrangements. Actual costs to implement these initiatives may exceed our estimates and we may not be able to fully realize our expected run rate savings and operational efficiency improvements. Our long-term strategy depends on successful operational execution and our ability to execute on our growth initiatives, including acquisitions and investments in organic growth, combined with our ability to innovate and develop new products, achieve operating efficiencies, and attract and retain a global workforce. See “ – We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or achieve organic growth, which could have a material adverse effect on our business, financial condition and results of operations.”
We rely on the continued service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce to achieve our long-term strategy. We believe that our future success depends in substantial part on our ability to attract, recruit, motivate, develop and retain a high-performing workforce, particularly those with specialized industry knowledge or within critical or in-demand areas such as sales, digital, customer experience, data and analytics, AI and supply chain, across our lines of businesses. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and total rewards and wellbeing programs;

and fluctuations in the labor market, including rising wages and competition for talent, which has generally increased due to labor shortages and wage inflation. In addition, the global talent market and shift to remote or hybrid work arrangements at many companies, including ours, have significantly increased competition for highly-skilled personnel, who are no longer limited to opportunities within a particular geographic area, and may decrease employee engagement. We rely on attracting, retaining and developing talent, including at the executive level, with diverse backgrounds and experiences to effectively manage our businesses and drive our long-term strategy. If we do not succeed in attracting, retaining and developing key talent, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders.
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
Acquisitions of businesses and divestitures of non-strategic businesses may not provide us with the benefits that we anticipate, may require significant effort and expenditures, and may entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention and resources to the integration of operations and infrastructure, which could otherwise have been devoted to other strategic opportunities; inaccurate assessment of risks and liabilities; difficulties in realizing projected revenues, earnings, cash flows, business opportunities, growth prospects, efficiencies, synergies and cost savings, including the incurrence of unexpected integration, compliance or divestiture costs; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption, which may increase compliance costs; difficulties in integrating operations and systems, including cybersecurity and other technology systems, and internal control over financial reporting; difficulties in assimilating employees and corporate cultures; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other transaction risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
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
If we experience a business continuity event, such as an earthquake, hurricane, flood, terrorist incident, pandemic, security breach, cybersecurity incident, power loss, telecommunications outage or other systems failure, or other disaster, our ability to continue operations will depend on an effective business continuity and disaster recovery plan, including the safety and continued availability of our personnel including key executives, vendors and other third parties, and the proper functioning of our telecommunications and other systems and operations, including our device care centers and other facilities. An extended period of such conditions may strain our business continuity and disaster recovery plan, introduce additional operational risk, including cybersecurity and fraud risks, negatively impact employee morale, result in negative publicity, reputational harm and the loss of profitability and clients. Our inability to successfully recover from a business continuity event could have a material adverse effect on our business, financial condition and results of operations. See “ – Technology, Cybersecurity and Privacy

Risks – The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
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
Our international operations face economic, political, legal, compliance, regulatory, operational, supply chain and other risks. For example, we face the risk of the imposition of sanctions, tariffs, trade barriers or other protectionist laws or business practices that favor local competition (including from the United States), increase costs and may otherwise adversely affect our business; inflation and foreign exchange rate fluctuations; restrictions on currency conversion and the repatriation of non-U.S. investments and earnings; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance, including reputational harm; exposure to undeveloped or evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations, including export controls and exposure to commercial, political, legal or regulatory risks such as corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; diminished ability to enforce our contractual rights; increased risk of data breaches; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and a competitive global labor market.
If our business model is not successful in a particular country or region, or a country or region in which we do business experiences economic, political or other instability, we may lose all or part of our investment in that country or region. As we continue to scale our global operations and grow our international labor force within Global Capability Centers, our business becomes increasingly exposed to these and other risks, including where certain countries or regions have experienced economic or political instability.
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
Our sales of mobile devices to third parties subject us to regulatory compliance risk, which may subject us to fines or other sanctions, and increase the costs of operating the business, including compliance expenses. While we conduct diligence and screening for buyers of mobile devices that we sell, and we change buyers in our program based on diligence reviews, our mobile device buyers may not comply with applicable laws and regulations, including anti-money laundering laws. In addition, our sales of mobile devices to third parties domiciled outside of the U.S. subject us to compliance risks relating to corruption, sanctions and export control laws and regulations, which may adversely impact our ability to find buyers. Furthermore, certain businesses we acquire may violate, and from time to time have violated, such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, reputation, relationships with our clients and their customers, financial condition and results of operations. See “ – We face risks associated with our international operations” and “ – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.
We distribute many of our insurance products and services through a variety of channels, including service providers (such as device carriers and cable operators), financial institutions, mortgage lenders and servicers, retailers, association groups, other third-party marketing organizations and, to a limited extent, our own captives and affiliated agents. Our relationships with these distributors are significant for our revenues and profits. There is intense competition for distribution outlets. Agents who distribute our products are typically not exclusively dedicated to us, but they also market the products of our competitors. In some cases, such agents may be affiliated with other insurers who may choose to write the product that such agents are now selling on our behalf.
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
Our insurance operations expose us to claims arising from catastrophes and other events, particularly in our homeowners insurance, renters insurance and flood offerings, as well as in certain businesses the Company has fully exited or expects to fully exit, including sharing economy. Catastrophes include hurricanes, windstorms, tornados, earthquakes, hailstorms, floods, severe winter weather, wildfires, terrorist incidents and accidents, and may result in reportable catastrophe losses, which are individual catastrophe events that generate losses in excess of $5.0 million, pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums. Non-catastrophe losses include losses from isolated fire, water and wind damage, theft and vandalism, as well as general liability in renters and homeowners policies, and losses from sharing economy. Losses are impacted by increases in inflation and supply chain disruptions that increase the cost of materials and labor required to settle claims, primarily in our Global Housing business. In addition, non-catastrophe losses related to the sharing economy business in particular have been, and may continue to be, impacted by increased claim settlement and loss adjustment expenses. We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability and impact our available capital, which may have a material adverse effect on our results of operations and financial condition.
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
Because Global Housing’s lender-placed homeowners and lender-placed manufactured housing insurance products are designed to automatically provide property coverage for client portfolios, our exposure to certain catastrophe-prone locations, such as Florida, California and Texas, may increase. The withdrawal of other insurers from these or other states may lead to adverse selection and increased use of our products in these areas, and it may negatively affect our loss experience and increase our costs.
Negative publicity relating to our business, industry or clients may have a material adverse effect on our financial results.
We communicate with and distribute our products and services ultimately to individual customers. From time to time, regulators, consumer advocacy groups, the media and individual customers may focus their attention on our products and services, or on the broader industries in which we operate, which may subject us to negative publicity. We may be negatively affected if another company in one of our industries or in a related industry, or if one of our clients, engages in practices that subject our industry or businesses to negative publicity. Negative publicity may result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions with respect to our products or services and industry commercial practices. For example, regulators may submit queries to assess practices in the insurance sector that potentially disadvantage people of color or historically underrepresented groups in certain insurance lines of business, or whether customers have received fair value from our products and services. In addition, there is increased stakeholder and regulatory focus on sustainability matters, including workforce inclusion and efforts related to climate. A failure or perceived failure in our achievement of various sustainability initiatives and goals we announce from time to time, or an actual or perceived increase in related risks as a result of our or our industry’s business activities, may subject us to negative publicity. As stakeholder perceptions of sustainability continue to evolve, we may also face negative publicity based on certain “anti-ESG” sentiment.
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
Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, including in Europe, increases in prices or in the rate of inflation, periods of high unemployment or labor shortages, persistently low or rapidly increasing interest rates, disruptive geopolitical events, including the Israel-Hamas war, China-Taiwan relations and supply chain disruptions, and other events outside of our control, such as a major epidemic or a pandemic, political or civil unrest, or the possibility of a U.S. government shutdown or default on its debt obligations, could contribute, and in some cases have contributed, to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. In addition, there is uncertainty concerning potential and recent actions by the incoming U.S. administration, including increased or new tariffs that could increase the cost of claims, disrupt supply chains, and impact inflation. These factors may materially adversely affect our business, results of operations and financial condition. Specifically, during periods of economic downturn:

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
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as inflation, unemployment and interest rates), case development and other factors. From time to time, we adjust our reserves, and may adjust our reserving methodology, as these factors, our claims experience and estimates of future trends in claims frequency and severity change. Reserve adjustments have caused volatility in our reported results. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” in this Report for additional detail on our reserves.
We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability.
Our profitability could be reduced if we are unable to accurately predict and price for claims and other costs, including the frequency and severity of property and other claims. This ability could be affected by various factors, including macroeconomic conditions; inflation; changes in the regulatory environment; changes in industry practices; changes in legal, social or environmental conditions; impacts from operational changes; new products; and new technologies or domestic or global supply chain or labor issues. In addition, our modeling tools that support business decisions involve historical data and numerous assumptions that may differ materially from actual events. Climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks, particularly in our Global Housing business. The inability to accurately predict and price for claims and other costs, including costs related to climate change and macroeconomic conditions, could materially adversely affect our results of operations and financial condition. See “ – Financial Risks – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.”

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
As of December 31, 2024, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
A credit rating agency downgrade of our corporate senior debt rating could materially and adversely impact our business.
Currently, Assurant, Inc.’s senior debt is rated BBB by S&P and Baa2 by Moody’s, and both ratings carry a stable outlook.
If our senior debt credit ratings were downgraded, particularly if downgraded below investment grade, our business, financial condition and results of operations, and perceptions of our financial strength, could be materially and adversely affected. A downgrade could adversely affect our liquidity and ability to access liquidity quickly or at all, increase our borrowing costs, decrease demand for our debt securities, and increase the expense and difficulty of financing our operations, including temporary financing for subsidiaries necessary to address any immediate liquidity concerns, or refinancing our existing indebtedness on similar or more favorable terms. For example, the interest rate payable on certain series of our senior notes is subject to increase if either S&P or Moody’s downgrades the credit rating assigned to such series of senior notes to BB+ or below or to Ba1 or below, respectively. Additionally, we could be subject to more restrictive financial and operational covenants in any indebtedness we issue in the future, which could reduce our operational flexibility. There can be no assurance that our credit ratings will not be downgraded. See Note 18 to the Consolidated Financial Statements included elsewhere in this Report for additional information on our senior notes and the impact of rating changes.
Fluctuations in the exchange rate of the U.S. Dollar and other foreign currencies may materially and adversely affect our results of operations.
While most of our costs and revenues are in U.S. Dollars, some are in other currencies, including labor costs in our international locations and Global Capability Centers. Because our financial results in certain countries are translated from local currency into U.S. Dollars upon consolidation, our results of operations, including period-over-period comparisons, have been and may continue to be affected by foreign exchange rate fluctuations. If the U.S. Dollar weakens against a local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenue, operating expenses and net income. Similarly, our net assets, net revenue, operating expenses and net income will decrease if the U.S. Dollar strengthens against a local currency. In 2024, we reported a $0.8 million unfavorable impact to net income due to foreign exchange-related losses. These fluctuations in currency exchange rates may result in losses that materially and adversely affect our results of operations.
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
As a result of acquisitions, we have added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 51% of our total equity as of December 31, 2024. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 10% of our total equity as of December 31, 2024. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.
An impairment of goodwill or other intangible assets, or significant reduction in the useful lives of intangible assets, could have a material adverse effect on our profitability and book value. For more information on our annual goodwill impairment testing, the goodwill of our segments and related reporting units and intangible asset impairment testing, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Valuation and Recoverability of Goodwill” and Notes 2 and 14 to the Consolidated Financial Statements included elsewhere in this Report.
Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2024, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. Although we have implemented an integrated global financial system in North America and are in the process of implementing it globally to, among other things, minimize our reliance on and use of manual processes, there can be no assurance that the implementation will achieve all of its intended goals. Any failure to implement required controls, or difficulties or errors encountered in their operation, including as a result of remote work arrangements, could adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant deficiencies or material weaknesses in internal control over financial reporting may prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions, and would require us to claw back certain executive compensation, which would be costly and time-consuming. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
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

We are subject to interest rate risk in our investment portfolio. Changes in interest rates have, and may continue to, materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio, which can adversely impact our capital. As of December 31, 2024, fixed maturity securities represented approximately 84% of our total investments and full year 2024 gross investment income from fixed maturity securities totaled $385.9 million. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities generally increases or decreases directly with fluctuations in interest rates. In addition, actual investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.
Recent periods have been characterized by substantial volatility in interest rates. A prolonged period during which interest rates remain at high levels may result in greater unrealized losses in our investment portfolio. Conversely, a prolonged period during which interest rates are at lower levels may result in lower-than-expected investment income. We attempt to mitigate certain interest rate risk with hedging activities but such activities may not be effective. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk –Interest Rate Risk” in this Report.
Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition.
We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, preferred stocks, leveraged loans, municipal bonds and commercial mortgages. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and result in realized investment losses. The value of our investments may be materially adversely affected by downgrades in the corporate bonds included in our portfolio, increases in treasury rates or credit spreads and by other factors that may result in realized and unrealized investment losses and other-than-temporary impairments. The determination that a security has incurred an other-than-temporary impairment requires the judgment of management and there are inherent risks and uncertainties involved in making these judgments. Changes in facts, circumstances or critical assumptions could cause management to conclude that further impairments have occurred, which could lead to additional losses on investments. Each of these events may cause us to reduce the carrying value of our investment portfolio. For further details on net investment losses, see Note 7 to the Consolidated Financial Statements included elsewhere in this Report.
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2024, fixed maturity securities represented approximately 84% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 6% of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 2% of our total investments as of December 31, 2024. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. All changes in the fair value of equity securities are reported in our statements of operations, which has increased the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 4% of our total investments as of December 31, 2024) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner. In addition, default rates and losses on commercial mortgage loans are affected by a number of factors, including many U.S. regional lenders that are reducing their exposure to such loans.
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
In determining the appropriate valuation allowance, management made certain judgments relating to recoverability of deferred tax assets, use of tax loss and tax credit carry-forwards, levels of expected future taxable income of the appropriate character and available tax planning strategies. The assumptions in making these judgments are updated periodically on the basis of current business conditions affecting us and overall economic conditions. These management judgments are therefore subject to change due to factors that include changes in our ability to realize sufficient taxable income of the same character in the same jurisdiction or in our ability to execute other tax planning strategies. Furthermore, any future changes in tax laws could impact the value of our deferred tax assets. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods. Any change in the valuation allowance could have a material adverse impact on our results of operations and financial condition.
Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.
As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. We also access the Florida Hurricane Catastrophe Fund (“FHCF”) to reinsure eligible Florida risks. Although reinsurers are liable to us for claims properly ceded under our reinsurance arrangements, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit and other risks with respect to our ability to recover amounts due from reinsurers and the FHCF. The inability to collect amounts due from reinsurers and any changes in the FHCF could materially adversely affect our results of operations and financial condition.
The availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future may continue to be, adversely impacted by: the occurrence of significant reinsured events, including catastrophes; expectations regarding increased occurrences of such events due to climate change; and other impacts on reinsurers’ capital, such as increased demand for coverage driven by inflation, a volatile investment market or litigation costs. In the future, we may not be able to obtain reinsurance coverage for some of our businesses at commercially reasonable rates or at all. In such a situation, we might be adversely affected by state and other regulations that prohibit us from excluding catastrophe exposures or from withdrawing from or increasing premium rates in catastrophe-prone areas where we are required to provide property coverage for client portfolios. In addition, we may not be able to renew our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts, at favorable rates and with favorable terms. The inability to obtain reinsurance at favorable rates or at all could cause us to reduce the level of our underwriting commitments, take more risk, hold more capital or incur higher costs. Any of these developments could materially adversely affect our results of operations and financial condition.
Through reinsurance, we have sold or exited businesses that could again become our direct financial and administrative responsibility if the reinsurers become insolvent.
In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. We have exited, expect to fully exit and in the future may exit certain businesses, including small commercial, through reinsurance. We have a reinsurance recoverable balance with John Hancock Life Insurance Company (“John Hancock”) of $471.5 million as of December 31, 2024, related to the sale of our Long-Term Care division through reinsurance. The A.M. Best rating of John Hancock is currently A+. Certain assets backing reserves reinsured under this sale and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us and we may again become responsible for administering these businesses. We do not currently have the administrative systems and capabilities to process these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, other third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, through reinsurance or otherwise, and we could face credit risks and risks related to the new administrative systems and capabilities of these third parties in administering these businesses.
For more information on these arrangements, including the reinsurance recoverable and risk mitigation mechanisms used, see Note 17 to the Consolidated Financial Statements included elsewhere in this Report.

We are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third-party administrators and clients.
We are subject to the credit risk of some of the agents, third-party administrators, clients, client-owned reinsurance companies and clean energy sponsors with which we contract in our businesses. We may incur losses related to accounts receivables, write-downs of upfront fees, write-downs of deferred acquisition costs, insurance reserves held by third parties with or without collateral (including the impairment of any collateral), reimbursement of claims or commissions prepaid by us and loans granted to such counterparties. In addition, some of our agents, third-party administrators and clients collect and report premiums or pay claims on our behalf. Also, under certain contractual arrangements, we pay claims on behalf of third parties and subsequently seek reimbursement. These parties’ failure to remit all premiums collected or to pay claims on our behalf or to reimburse us for paid claims on a timely and accurate basis could have an adverse effect on our results of operations.
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
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2024 under applicable laws and regulations, without prior regulatory approval, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common stock, service our debt and pay other expenses.
Our ability to declare and pay dividends on our capital stock may be limited.
Our declaration and payment of dividends on our common stock in the future will be determined by the Board in its sole discretion and will depend on various factors, including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factor the Board deems relevant. The payment of dividends on our common stock may be subject to the preferential rights of any preferred stock that the Board may create from time to time. The Credit Facility contains limitations on our ability to pay dividends to our stockholders if we are in default, or such dividend payments would cause us to be in default, of our obligations thereunder. In addition, if we defer the payment of interest on our Subordinated Notes (as defined hereafter), we generally may not make payments on our capital stock. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common stock, we may be unable to declare and pay dividends in cash on our common stock unless we can repay or refinance the amounts outstanding under such agreements.

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
The success of our business depends on our ability to maintain effective, secure and reliable technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. Some of the Company’s technology systems and software are legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards, including business continuity procedures. We continue to upgrade and implement new information technology systems and infrastructure involving several enterprise-wide technology initiatives to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. This includes implementing an integrated global financial system; enhancing existing systems, procedures and controls; developing new systems and products; and retiring certain legacy systems. We have also migrated many of our systems and applications to the cloud, which is key to our technology strategy. We currently rely on significant manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
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
There is also significant uncertainty in the evolving regulatory regime relating to artificial intelligence, which may require substantial resources to modify and maintain business practices to comply with U.S. and non-U.S. laws. For example, various states have adopted the National Association of Insurance Commissioners (NAIC)’s model bulletin, The Use of Artificial Intelligence Systems by Insurers. Internationally, on December 8, 2023, the European Commission, the European Parliament and the European Council reached political agreement on the terms of the European Union Artificial Intelligence Act. Evolving obligations may negatively impact our current use and continued exploration of the use of artificial intelligence in our business and may subject us to regulatory scrutiny, litigation, and social and ethical concerns.
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
Federal, state and foreign tax laws and regulations, or their interpretation and application, are subject to significant changes that may have a material adverse impact on our results of operations and financial condition. For example, the Corporate Alternative Minimum Tax (“CAMT”), part of the Inflation Reduction Act of 2022, imposes a 15% minimum tax on corporations with annual adjusted financial income exceeding $1 billion and an excise tax of 1% on stock repurchases of publicly traded U.S. corporations (“Applicable Corporation”). Although we are not currently an Applicable Corporation, we are monitoring CAMT for future applicability. In addition, the Organization for Economic Co-operation and Development’s Pillars Two Model Rules which include new digital taxes and a 15% global minimum tax on income, could increase our tax burden. Many jurisdictions where we operate, including Japan, the European Union, and the United Kingdom, have adopted Pillar Two for tax years beginning in 2024. While we do not currently expect a material tax impact in fiscal 2025, we are monitoring developments and evaluating the potential impact of Pillar Two on future years.
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
Board Oversight
The Board has ultimate oversight of cybersecurity risk. The Board reviews management’s assessment of our key enterprise risks and its strategy with respect to each risk, including cybersecurity risks, and receives a corresponding risk management update annually. The Information Technology Committee of the Board reviews the effectiveness of our cybersecurity controls and procedures, including procedures to identify and assess internal and external risks from cybersecurity threats; controls to prevent and protect from cyberattacks, unauthorized access or other malicious acts and risks; procedures to detect, respond to, mitigate negative effects from and remediate cybersecurity attacks; and controls and procedures for fulfilling applicable regulatory reporting and disclosure obligations of the risks and costs of cybersecurity incidents. Our Chief Information Security Officer (“CISO”) briefs or provides a report to the Information Technology Committee on our cybersecurity and information security posture and program at least quarterly, including penetration test results and related remediation and significant cybersecurity incidents. The CISO also provides an annual cybersecurity update to the full Board.
Role of Management
Cybersecurity risk is integrated into our Global Risk Management process. Cybersecurity risk continues to be identified as one of our key enterprise risks. Risk owners from the Management Committee, senior leadership and the Global Risk Management function have been assigned to develop risk mitigation plans, which are tracked and reported at least quarterly to the Finance and Risk Committee of the Board and annually to the full Board. See “Item 1 – Business – Global Risk Management” for more information on the Global Risk Management function.
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
Our CISO has implemented a management-level governance structure and process to assess, identify, manage and report cybersecurity risks, and to manage our overall information security program. The Information Security Board, led by our CISO and comprised of leaders from all of our lines of business and key functional areas such as Global Risk Management, Privacy and Compliance, as well as members of our information security team, meets quarterly, and is responsible for overseeing our information security program, including our information security strategy and related policies and standards. The information security team manages cybersecurity risks and controls, and continually enhances a global security control framework with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously minimizing the business impact should an incident occur.
Risk Management Policies and Procedures

We have implemented cybersecurity policies and standards based on leading industry frameworks, including the ISO 27001 standard and the National Institute of Standards and Technology Cybersecurity Framework, and we regularly assess our policies and practices, including tabletop exercises, aimed at mitigating cybersecurity risks. In the event of a cybersecurity incident, we follow our Enterprise Information Security Incident Response Plan (the “IRP”), which outlines steps from incident detection to assessment, response, mitigation, recovery and notification, including to key functional areas such as Global Risk Management, Corporate Law, Privacy and Compliance, senior leadership and the Board, as appropriate. The IRP includes quantitative and qualitative incident assessment guidance and promotes engagement with multidisciplinary teams across the enterprise to facilitate real-time information-sharing during a cybersecurity incident.
Employees outside of our information security team as well as third-party cybersecurity experts have an important role in our cybersecurity defenses. We require employees to participate in annual cybersecurity training and provide them with additional optional training and awareness materials, and we regularly engage our employees in phishing exercises, reporting results to the Information Technology Committee. In addition, we regularly engage assessors, consultants, auditors and other third parties in our management of cybersecurity risk. For example, third parties are engaged to conduct evaluations of the maturity and effectiveness of our security program, including testing the design and operational effectiveness of security controls, penetration testing, engaging in independent audits, reviewing our policies and standards, and consulting on best practices to address new challenges. We also receive threat intelligence from government agencies, information sharing and analysis centers, and cybersecurity associations.
We rely on our vendors and other third parties, including the continued availability of their products and services, to conduct business and provide services to our clients. A cybersecurity incident at a vendor or other third party could materially adversely impact us. We assess third-party cybersecurity controls through a cybersecurity questionnaire and a review of independent cybersecurity rating assessments. Our contracts with third parties generally include security and privacy addendums where applicable and require counterparties to meet a specific standard of data security and to report cybersecurity incidents to us.
Risks from Cybersecurity Threats
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
Item 2. Properties
We own four properties. We have a shared headquarters building in Atlanta, Georgia, which serves as our corporate headquarters, as well as the headquarters for our Global Lifestyle and Global Housing businesses. It is also a primary information technology center. In addition, Global Housing has operations centers located in Florence, South Carolina and Springfield, Ohio. In December 2024, we started marketing for sale the property located in Florence, South Carolina. In January 2025, we entered into an agreement to sell our office in Miami, Florida, which had served as a shared office space supporting our Global Lifestyle and Global Housing businesses. For more information on the sale, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” In addition, we have started marketing for sale the property located in Florence, South Carolina. We lease office space and device care centers globally, with terms ranging from month-to-month to twelve years. We believe that our owned and leased properties are sufficient to support our current business operations. See Notes 13 and 26 to the Consolidated Financial Statements included elsewhere in this Report for additional information about our properties.
Item 3. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 26 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 14, 2025, there were approximately 216 registered holders of record of our common stock.
Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus reinvestment of dividends paid) on our common stock from December 31, 2019 through December 31, 2024 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P 500 Multi-line Insurance Index and the S&P 1500 Property & Casualty Index (“S&P 1500 P&C Index”), as the published industry indexes. Beginning with the 2024 Form 10-K, we changed one of our benchmark indexes from the S&P 500 Multi-line Insurance Index to the S&P 1500 P&C Index, as we believe it better reflects our current mix of businesses after our multi-year transformation that included exiting preneed, health and life insurance-related businesses. Data for the S&P 500 Multi-line Insurance Index is provided for comparison purposes only as we transition to use of the S&P 1500 P&C Index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Assurant, Inc.
S&P 500 Index
S&P 400 MidCap Index
S&P 500 Multi-line Insurance Index
S&P 1500 P&C Index

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/2019	TOTAL VALUES December 31,
Security / Index		2020	2021	2022	2023	2024
Assurant, Inc. Common Stock	$100.00	$106.09	$123.55	$100.90	$138.75	$178.36
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 400 MidCap Index	100.00	113.66	141.80	123.28	143.54	163.54
S&P 500 Multi-line Insurance Index	100.00	81.72	119.13	130.65	146.61	158.51
S&P 1500 P&C Index	100.00	105.39	126.01	144.67	160.50	214.39

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2020	2021	2022	2023	2024
Assurant, Inc. Common Stock		6.09%	16.46%	(18.34)%	37.52%	28.55%
S&P 500 Index		18.40	28.71	(18.11)	26.29	25.02
S&P 400 MidCap Index		13.66	24.76	(13.06)	16.44	13.93
S&P 500 Multi-line Insurance Index		(18.28)	45.78	9.67	12.21	8.12
S&P 1500 P&C Index		5.39	19.57	14.80	10.94	33.58
Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during the fourth quarter of 2024.

Period in 2024	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31	98,507	$194.37	98,507	$475.4
November 1 – November 30	134,992	223.27	134,992	445.2
December 1 – December 31	325,011	217.47	325,011	374.5
Total fourth quarter	558,510	$214.80	558,510	$374.5
(1)Shares purchased pursuant to the November 2023 publicly announced share repurchase authorization of up to $600.0 million aggregate cost at purchase of outstanding common stock. As of December 31, 2024, $374.5 million aggregate cost at purchase remained unused under the repurchase authorization.
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
We are a holding company and, therefore, our ability to pay dividends on our common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and other restrictions limiting their ability to declare and pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2025, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is approximately $524.2 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. However, there can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions, was approximately $804.7 million for the year ended December 31, 2024, of which $420.0 million was generated by our U.S. domiciled insurance subsidiaries.
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
General
Segment Information
As of December 31, 2024, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: includes mobile device solutions (including extended service contracts, insurance policies and related services), extended service contracts and related services for consumer electronics and appliances, and financial services and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”); and
•Global Housing: includes lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
In addition, we report the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company.
We define Adjusted EBITDA, our segment measure of profitability, as net income excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (which consists of certain businesses which we have fully exited or expect to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and our operations in mainland China (not Hong Kong)), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), Assurant Health runoff operations, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items. In 2024, mainland China operations were sold.
The following discussion covers the year ended December 31, 2024 (“Twelve Months 2024”) and the year ended December 31, 2023 (“Twelve Months 2023”). Please see the discussion that follows, for each of these segments, for a more detailed comparative analysis. Our comparative analysis of Twelve Months 2023 and the year ended December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 15, 2024.

Executive Summary
Summary of Financial Results
Consolidated net income increased $117.7 million, or 18%, to $760.2 million for Twelve Months 2024 from $642.5 million for Twelve Months 2023, primarily due to higher Global Housing segment earnings, lower impact of foreign exchange, and lower losses from non-core operations and lower restructuring costs, partially offset by higher reportable catastrophes and higher depreciation expense.
Global Lifestyle Adjusted EBITDA decreased $18.9 million, or 2%, to $773.4 million for Twelve Months 2024 from $792.3 million for Twelve Months 2023, primarily driven by elevated claims costs in Global Automotive and approximately $25.0 million of investments in new client programs and capabilities in Connected Living to support future growth. This decrease was partially offset by a modest increase in Connected Living primarily due to increased contributions in Global Financial Services, higher investment income and improved results within extended service contracts.
Global Lifestyle net earned premiums, fees and other income increased $405.9 million, or 5%, to $8.97 billion for the Twelve Months 2024 from $8.56 billion for Twelve Months 2023, primarily due to contributions from newly launched trade-in programs and device protection programs.
Global Housing Adjusted EBITDA increased $97.0 million, or 17%, to $671.2 million for Twelve Months 2024 from $574.2 million for Twelve Months 2023, primarily driven by growth in Homeowners, partially offset by $134.2 million of higher pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased 34% due to top-line growth and expense leverage within Homeowners, more favorable prior year reserve development, lower reinsurance costs, and growth in Renters from the property management channel.
Global Housing net earned premiums, fees and other income increased $314.1 million, or 15%, to $2.46 billion for Twelve Months 2024 from $2.14 billion for Twelve Months 2023, primarily due to Homeowners top-line growth, including growth in policies in-force and higher average premiums within lender-placed, as well as growth across various specialty Homeowners products.
Corporate and Other Adjusted EBITDA was $(122.2) million for Twelve Months 2024 compared to $(109.0) million for Twelve Months 2023, primarily driven by higher third-party and employee-related expenses.
In addition, the California Wildfires began in January 2025, causing significant damage throughout the Los Angeles metropolitan area and surrounding regions. At the time of this filing, the claims process continues and our current view is that reportable catastrophes from the California Wildfires are expected to approach or slightly exceed our catastrophe reinsurance program per event retention of $150 million. There is inherent variability in our estimates of early loss projections and claims severity, and therefore the estimate may change as additional information emerges.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living, Global Automotive and Renters businesses, and the performance of our Homeowners business. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, including the current period of inflationary pressures which have impacted claims costs including in the Global Automotive business, and tariffs and global supply chain disruptions may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors.”
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, which will be impacted by our ability to provide a superior customer experience, including from our investments in technology and digital initiatives, capitalize on the connected home opportunity and investments to onboard and ramp-up new business. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenue is impacted by changes in the housing market, as well as the voluntary insurance market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations,” “ – Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “ – The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.”
For Twelve Months 2024, net cash provided by operating activities was $1.33 billion; net cash used in investing activities was $657.8 million; and net cash used in financing activities was $477.5 million. We had $1.81 billion in cash and cash equivalents as of December 31, 2024. Please see “ – Liquidity and Capital Resources” below for further details.
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
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2024 and 2023:

	2024	2023
Ceded future policyholder benefits and expense	$340.7	$339.9
Ceded unearned premium	5,188.5	5,265.2
Ceded claims and benefits payable	1,808.9	971.4
Ceded paid losses	241.4	72.7
Total	$7,579.5	$6,649.2
For additional information regarding our reserves and reinsurance recoverables, see Notes 2, 4, 16 and 17 to the Consolidated Financial Statements included elsewhere in this Report.
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
The methods all involve aggregating paid and case-incurred loss data by accident quarter (or accident year) and accident age for each product grouping. As the data ages, development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and estimates of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method incorporates the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing variability in incurred to paid ratios.
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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2024 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2024	Change in cost of claims occurring in 2024
3% higher	$2,765.8	$158.8
2% higher	$2,712.3	$105.3
1% higher	$2,659.4	$52.4
Base scenario (1)	$2,607.0	$—
1% lower	$2,555.1	$(51.9)
2% lower	$2,503.8	$(103.2)
3% lower	$2,452.9	$(154.1)
(1)Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2024 for Global Lifestyle and Global Housing.
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
Valuation of Investments
In determining the estimated fair value of our investments, fair values are primarily based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices for identical or similar investments in markets that are not active, or other observable inputs. If these observable inputs are not available, or observable inputs are not determinable, unobservable inputs or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments. The methodologies, assumptions and inputs utilized are described in Note 9 to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments and the price ultimately realized for investments depends upon the demand and liquidity in the market.
See also Notes 2, 7 and 9 to the Consolidated Financial Statements included elsewhere in this Report, “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition” and “ – Investments” contained in this Item 7.
Valuation and Recoverability of Goodwill
Our goodwill related to acquisitions of businesses was $2.62 billion and $2.61 billion as of December 31, 2024 and 2023, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2024	2023
Global Lifestyle (1)	$2,299.3	$2,292.1
Global Housing	316.7	316.7
Total	$2,616.0	$2,608.8
(1)As of December 31, 2024, $793.6 million and $1,505.7 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively. As of December 31, 2023, $785.2 million and $1,506.9 million of goodwill was assigned to the Connected Living (including Global Financial Services which was aggregated with Connected Living in 2023) and Global Automotive reporting units, respectively.
Qualitative Impairment Testing
For the annual October 1, 2024 goodwill impairment test, we performed a qualitative assessment for all reporting units with goodwill (Connected Living, Global Automotive and Global Housing) due to high margins between fair value and book value based on quantitative impairment testing in 2023. Based on this assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their respective book values and therefore quantitative impairment testing was not necessary for Connected Living, Global Automotive and Global Housing as of October 1, 2024.
Should the operating results of these reporting units decline substantially compared to projected results, or changes to macroeconomic conditions having a potential impact of substantially reducing future profitability of the reporting units, we could determine that we need to perform an updated impairment test due to the potential impairment indicators, which may require the recognition of a goodwill impairment loss in any of the reporting units.
Refer to Note 14 to the Consolidated Financial Statements included elsewhere in this Report for further detail.
Recent Accounting Pronouncements
Please see Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2024	2023
Revenues:
Net earned premiums	$9,795.8	$9,388.0
Fees and other income	1,638.6	1,323.2
Net investment income	518.9	489.1
Net realized losses on investments and fair value changes to equity securities	(75.8)	(68.7)
Total revenues	11,877.5	11,131.6
Benefits, losses and expenses:
Policyholder benefits	2,766.5	2,521.8
Underwriting, selling, general and administrative expenses	8,076.7	7,695.1
Interest expense	107.0	108.0
Loss on extinguishment of debt	—	(0.1)
Total benefits, losses and expenses	10,950.2	10,324.8
Income before provision for income taxes	927.3	806.8
Provision for income taxes	167.1	164.3
Net income	$760.2	$642.5
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net Income
Consolidated net income increased $117.7 million, or 18%, to $760.2 million for Twelve Months 2024 from $642.5 million for Twelve Months 2023, primarily driven by higher earnings in Global Housing, a $31.0 million favorable change in after-tax foreign exchange related gains (losses), a $32.2 million after-tax decline in losses related to our non-core operations and a $22.9 million reduction in after-tax restructuring costs related to our previously announced restructuring plan. The increase in net income was partially offset by $106.9 million increase in after-tax reportable catastrophes, higher after-tax depreciation expenses of $23.8 million, mainly due to higher software assets placed into service, and lower earnings from Global Lifestyle, mainly due to elevated claims in Global Automotive.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Revenues:
Net earned premiums	$7,506.0	$7,362.6
Fees and other income	1,461.3	1,198.8
Net investment income	356.6	347.5
Total revenues	9,323.9	8,908.9
Benefits, losses and expenses:
Policyholder benefits	1,738.6	1,607.9
Selling and underwriting expenses	4,770.4	4,789.3
Cost of sales	841.6	564.2
General expenses	1,199.9	1,155.2
Total benefits, losses and expenses	8,550.5	8,116.6
Global Lifestyle Adjusted EBITDA	$773.4	$792.3

Net earned premiums, fees and other income:
Connected Living	$4,807.9	$4,376.8
Global Automotive	4,159.4	4,184.6
Total	$8,967.3	$8,561.4

Net earned premiums, fees and other income:
Domestic	$6,970.2	$6,739.5
International	1,997.1	1,821.9
Total	$8,967.3	$8,561.4
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Adjusted EBITDA decreased $18.9 million, or 2%, to $773.4 million for Twelve Months 2024 from $792.3 million for Twelve Months 2023, primarily due to elevated claims costs in Global Automotive, mainly from higher losses in select ancillary products, and from higher labor and parts costs due to inflation, higher expenses for investments in new client programs and capabilities in Connected Living, declines across mobile from trade-in programs due to the business mix and lower volumes and from mobile device protection from higher loss experience, and the unfavorable impact of foreign exchange. The decrease in Adjusted EBITDA was partially offset by higher net investment income across Global Lifestyle, as well as improved contributions from our financial services business and improved results within extended service contracts.
Total revenues increased $415.0 million, or 5%, to $9.32 billion for Twelve Months 2024 from $8.91 billion for Twelve Months 2023. Fees and other income increased $262.5 million, or 22%, primarily due to contributions from newly launched global mobile trade-in programs. Net earned premiums increased $143.4 million, or 2%, primarily driven by growth from global mobile device protection programs and newly launched program within financial services in Connected Living, partially offset by a decline in extended service contracts in Connected Living and the unfavorable impact of foreign exchange. Net investment income increased $9.1 million, or 3%, primarily due to higher yields on cash, short-term investments and fixed maturity securities.
Total benefits, losses and expenses increased $433.9 million, or 5%, to $8.55 billion for Twelve Months 2024 from $8.12 billion for Twelve Months 2023. Cost of sales increased $277.4 million, or 49% mainly due to newly launched global mobile programs. Policyholder benefits increased $130.7 million, or 8%, primarily due to elevated claims costs in Global Automotive, as described above, and from higher claims in the global mobile device protection business and global financial services in Connected Living, partially offset by lower losses for extended service contracts in Connected Living in line with the decrease in net earned premiums. General expenses increased $44.7 million, or 4%, due to higher employee-related and information technology expenses to support growth, as well as higher expenses relating to investments in new client programs and capabilities in Connected Living, as described above. Selling and underwriting expenses decreased $18.9 million, or 0.4% mainly due to lower commission expenses for extended service contracts in Connected Living and Global Automotive, partially offset by higher commissions from global mobile device protection programs.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Revenues:
Net earned premiums	$2,281.0	$2,014.5
Fees and other income	176.0	128.4
Net investment income	127.3	109.7
Total revenues	2,584.3	2,252.6
Benefits, losses and expenses:
Policyholder benefits	1,010.2	862.0
Selling and underwriting expenses	158.1	137.1
General expenses	744.8	679.3
Total benefits, losses and expenses	1,913.1	1,678.4
Global Housing Adjusted EBITDA	$671.2	$574.2

Impact of reportable catastrophes	$245.2	$111.0

Net earned premiums, fees and other income:
Homeowners	$1,958.9	$1,663.4
Renters and Other	498.1	479.5
Total	$2,457.0	$2,142.9
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Adjusted EBITDA increased $97.0 million, or 17%, to $671.2 million for Twelve Months 2024 from $574.2 million for Twelve Months 2023, mainly due to continued growth from higher policies in-force, average insured values and premium rates within Homeowners and $52.6 million of favorable year-over-year net impact to non-catastrophe prior year reserve development. Twelve Months 2024 included $106.7 million of favorable non-catastrophe prior year reserve development compared to $54.1 million in Twelve Months 2023. The increase in Adjusted EBITDA was also driven by ongoing expense leverage from scale and operating efficiencies, lower reinsurance costs, higher net investment income and growth from Renters from the property management channel, partially offset by $134.2 million of higher reportable catastrophes and a previously disclosed $27.5 million non-run rate adjustment related to a change in earnings pattern assumptions.
Total revenues increased $331.7 million, or 15%, to $2.58 billion for Twelve Months 2024 from $2.25 billion for Twelve Months 2023. Net earned premiums increased $266.5 million, or 13%, primarily driven by Homeowners from higher lender-placed policies in-force, average insured values, higher premium rates and growth across various specialty products, partially offset by the non-run rate adjustment described above and exits from certain international markets. Fees and other income increased $47.6 million, or 37%, primarily driven by the reclassification of certain service fees from an expense account. Net investment income increased $17.6 million, or 16%, primarily due to higher yields and asset balances on fixed maturity securities, cash and cash equivalents and short-term investments.
Total benefits, losses and expenses increased $234.7 million, or 14%, to $1.91 billion for Twelve Months 2024 from $1.68 billion for Twelve Months 2023. Policyholder benefits increased $148.2 million, or 17%, primarily due to higher reportable catastrophe losses and non-catastrophe losses from exposure growth, partially offset by the favorable year-over-year non-catastrophe prior year reserve development. Selling and underwriting expenses increased $21.0 million, or 15%, primarily due to higher costs associated with growth. General expenses increased $65.5 million, or 10%, primarily due to higher costs associated with growth and the reclassification described above.

Corporate and Other
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Revenues:
Net earned premiums	$—	$—
Fees and other income	0.4	0.2
Net investment income	27.2	21.4
Total revenues	27.6	21.6
Benefits, losses and expenses
Policyholder benefits	—	0.1
General expenses	149.8	130.5
Total benefits, losses and expenses	149.8	130.6
Corporate and Other Adjusted EBITDA	$(122.2)	$(109.0)
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Adjusted EBITDA was $(122.2) million for Twelve Months 2024 compared to $(109.0) million for Twelve Months 2023. The increase in the loss was primarily due to higher employee-related expenses and higher third-party consulting expenses to support enterprise growth initiatives, partially offset by higher net investment income from higher yields and asset balances for fixed maturity securities.
Total revenues increased $6.0 million, or 28%, to $27.6 million for Twelve Months 2024 from $21.6 million for Twelve Months 2023, primarily driven by an increase in net investment income of $5.8 million, or 27%, mostly due to higher yields and asset balances for fixed maturity securities.
Total benefits, losses and expenses increased $19.2 million, or 15%, to $149.8 million for Twelve Months 2024 from $130.6 million for Twelve Months 2023, primarily due to an increase in general expenses of $19.3 million, or 15%, primarily driven by higher employee-related expenses and higher third-party consulting expenses to support enterprise growth initiatives.

Investments
We had total investments of $8.54 billion and $8.22 billion as of December 31, 2024 and 2023, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased $30.6 million during Twelve Months 2024, from a $380.3 million unrealized loss at December 31, 2023 to a $349.7 million unrealized loss at December 31, 2024, primarily due to higher yields offset by spreads tightening.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2024		December 31, 2023
Aaa / Aa / A	$3,987.5	55.6%	$3,958.7	57.3%
Baa	2,699.7	37.6%	2,564.8	37.1%
Ba	415.7	5.8%	318.6	4.6%
B and lower	72.2	1.0%	70.0	1.0%
Total	$7,175.1	100.0%	$6,912.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2024	2023
Fixed maturity securities	$385.9	$335.3
Equity securities	13.2	15.2
Commercial mortgage loans on real estate	19.2	17.5
Short-term investments	18.4	12.9
Other investments	21.3	39.1
Cash and cash equivalents	77.0	85.7
Total investment income	535.0	505.7
Investment expenses	(16.1)	(16.6)
Net investment income	$518.9	$489.1
Net investment income increased $29.8 million, or 6%, to $518.9 million for Twelve Months 2024 from $489.1 million for Twelve Months 2023. The increase was primarily driven by higher yields and assets in fixed maturity securities and short term investments, partially offset by lower income in Other investments primarily driven by lower partnership income.
Net realized losses on investments and fair value changes to equity securities were $75.8 million for Twelve Months 2024 compared to net realized losses on investments and fair value changes to equity securities of $68.7 million for Twelve Months 2023. The change in Twelve Months 2024 was primarily driven by sales of fixed maturity securities at a loss as well as impairments in the Assurant Ventures portfolio, partially offset by sales of equity securities at a gain as well as favorable market valuations in equity securities.
As of December 31, 2024, we owned $16.5 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $15.2 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
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
On January 22, 2025, we entered into an agreement to sell our Miami, Florida property for a purchase price of $126.0 million, subject to the buyer receiving the requisite development approvals, which could take 18 to 24 months. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of December 31, 2024, less estimated costs to sell. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that the transaction will be consummated.

Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best. For the year ending December 31, 2025, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $524.2 million. Our international and non-insurance subsidiaries provide additional sources of dividends.
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
Holding Company
As of December 31, 2024, we had approximately $673.0 million in holding company liquidity, $448.0 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $760.1 million as of December 31, 2024) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $804.7 million and $772.6 million for Twelve Months 2024 and Twelve Months 2023, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Twelve Months 2024 and Twelve Months 2023, we made common stock repurchases and paid dividends to our common stockholders of $455.8 million and $352.3 million, respectively.
On January 16, 2025, the Board declared a quarterly dividend of $0.80 per common share payable on March 31, 2025 to stockholders of record as of February 3, 2025. We paid dividends of $0.80 per common share on December 30, 2024 to stockholders of record as of December 9, 2024. This represented a 11% increase to the quarterly dividend of $0.72 per common share paid on September 30, June 24, and March 25, 2024.
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
During Twelve Months 2024, we repurchased 1,548,520 shares of our outstanding common stock at a cost of $299.9 million, exclusive of commissions. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of December 31, 2024, $374.5 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.

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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$175.0	$174.3	$175.0	$173.7
4.90% Senior Notes due March 2028	300.0	298.6	300.0	298.2
3.70% Senior Notes due February 2030	350.0	348.2	350.0	347.9
2.65% Senior Notes due January 2032	350.0	347.3	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.8	275.0	272.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	397.7	400.0	397.0
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.1
Total Debt		$2,083.1		$2,080.6
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

We made no borrowings using the Credit Facility during Twelve Months 2024 and no loans were outstanding as of December 31, 2024.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of December 31, 2024.
We did not use the commercial paper program during Twelve Months 2024 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2024.
For additional information, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
Letters of Credit
Letters of credit are issued in the ordinary course of business. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.8 million and $2.9 million of letters of credit outstanding as of December 31, 2024 and 2023, respectively.
Limited Recourse Note
In 2024, Assurant entered into a financing arrangement pursuant to which it is able to issue a $100 million limited recourse note and, in return, obtain a $100 million asset-backed note from a Delaware master trust. As of December 31, 2024 no notes have been issued under this arrangement.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$1,332.7	$1,138.1
Investing activities	(657.8)	(637.7)
Financing activities	(477.5)	(403.9)
Effect of exchange rate changes on cash and cash equivalents	(17.1)	(5.8)
Net change in cash	$180.3	$90.7
Cash Flows for the Years Ended December 31, 2024 and 2023
Operating Activities
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
Net cash provided by operating activities was $1.33 billion and $1.14 billion for Twelve Months 2024 and Twelve Months 2023, respectively. The change in net operating cash flows was largely attributable to the timing of tax payments as we received a refund in 2024 related to prior year tax returns as compared to payments in 2023. Also contributing to the change were lower profit share payments to our clients in domestic automotive due to higher losses from inflation. This was partially offset by higher net paid claims and an increase in employee incentive-based payments largely based on the performance of the Company.
Investing Activities
Net cash used in investing activities was $657.8 million and $637.7 million for Twelve Months 2024 and Twelve Months 2023, respectively. The change in net investing cash flows was primarily driven by the increased investment of net cash provided by operating activities and reinvestment of proceeds from the sale of fixed maturity securities during the period. Also contributing to the change was a decrease in sales of short-term investments due to the timing of working capital needs.
Financing Activities
Net cash used in financing activities was $477.5 million and $403.9 million for Twelve Months 2024 and Twelve Months 2023, respectively. The change in net financing cash flows was primarily due to higher share repurchases for Twelve Months 2024 and the issuance of the 2026 Senior Notes during Twelve Months 2023, partially offset by the redemption of our 4.20% 2023 Senior Notes during Twelve Month 2023. For additional information on our debt, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
Income taxes paid	$(38.9)	$235.4	$127.7
Interest paid on debt	107.4	107.4	108.6
Common stock dividends	155.9	152.3	150.2
Total	$224.4	$495.1	$386.5
Contractual Obligations and Commitments
We have contractual obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2024:

	As of December 31, 2024
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$2,809.1	$2,138.9	$534.2	$80.3	$55.7
Debt and related interest	3,592.0	107.3	369.2	467.6	2,647.9
Operating leases	71.7	17.7	28.8	18.1	7.1
Pension obligations and postretirement benefits (2)	459.6	49.7	98.1	96.2	215.6
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	6.4	6.4	—	—	—
Capital contributions to non-consolidated VIEs	239.2	239.2	—	—	—
Liability for unrecognized tax benefits	20.4	—	16.9	—	3.5
Total obligations and commitments	$7,198.4	$2,559.2	$1,047.2	$662.2	$2,929.8
(1)Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $642.1 million which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. Additional information on the reinsurance arrangements can be found in Note 17 to the Consolidated Financial Statements included elsewhere in this Report. These liabilities also do not include recoverable amounts related to certain high deductible policies in our sharing economy business, included in our non-core operations, for which we are responsible for paying the entirety of the claim and are subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2024, we had exposure to $168.2 million of reserves below the deductible that we would be responsible for if the clients were to default on their contractual obligation to pay us the deductible. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report for more information on our evaluation of the credit risk exposure from these recoverables. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.
(2)Our pension obligations and postretirement benefits include an Assurant Pension Plan, various non-qualified pension plans (including an Executive Pension Plan) and certain life and health care benefits for retired employees and their dependents (“Retirement Health Benefits”), all of which were frozen in 2016. In February 2020, we amended the Retirement Health Benefits to terminate such plan benefits to retirees effective December 31, 2024. Due to the Assurant Pension Plan’s current overfunded status, no contributions were made during 2024 and none are expected to be made in 2025. See Note 23 to the Consolidated Financial Statements included elsewhere in this Report for more information.

Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures and management of such exposures as of December 31, 2024. There were no other significant changes in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2024, compared to the year ended December 31, 2023. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
Market risk is the risk of loss from changes in the fair value of our financial instruments, including due to interest rates (including impacts of changes in credit spreads), foreign currency exchange rates and credit risk from counterparties. Market risk is dependent on the volatility and liquidity in the underlying markets in which these assets are traded.
Our investment portfolio consists primarily of fixed maturity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, including impacts of changes in credit spreads, foreign currency exchange rates and credit risk from counterparties. The majority of our fixed income portfolio is classified as available for sale. The carrying value of our investment portfolio at December 31, 2024 and 2023 was $8.54 billion and $8.22 billion, respectively, of which 84% was invested in fixed maturity securities.
Interest Rate Risk
Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in investment yields and changes in spreads due to credit risks and other factors.
Our investment portfolio, including our fixed maturity portfolio, has exposure to interest rate risk. Changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our liabilities. We monitor this exposure through periodic reviews of our asset and liability positions and we manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities. Portfolio duration is primarily managed through cash market transactions. For additional information, see Notes 7 and 9 to the Consolidated Financial Statements included elsewhere in this Report and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.
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
Our sensitivity analysis model produces a loss in fair value in the fixed maturity portfolio of (i) $173.2 million and $170.0 million as of December 31, 2024 and 2023, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates (including impacts of changes in credit spreads), and (ii) $340.0 million and $333.2 million as of December 31, 2024 and 2023, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates (including impacts of changes in credit spreads).
Our debt obligations also have exposure to interest rate risk, primarily at the time of refinancing. We monitor market interest rates and evaluate refinancing opportunities for our debt obligations as maturity dates approach. We stagger the maturity dates of our debt to mitigate the interest rate risk in any given year. For additional information, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.
Our sensitivity analysis model produces a loss in fair value of our debt obligations of (i) $48.4 million and $54.0 million as of December 31, 2024 and 2023, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates, and (ii) $95.3 million and $106.3 million as of December 31, 2024 and 2023, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates.
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
The following table summarizes the net assets (liabilities) denominated in foreign currencies as of December 31, 2024 and 2023 and the sensitivity to a hypothetical strengthening of the U.S. dollar.

	December 31, 2024		December 31, 2023		2024 vs. 2023
	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD	% Change in exchange rate per USD
British pound sterling (GBP)	$323.3	1.2684	$321.5	1.2649	0.3%
Canadian dollar (CAD)	239.3	0.6955	233.9	0.7567	(8.1)%
Euro (EUR)	146.8	1.0514	170.7	1.0924	(3.8)%
Brazilian real (BRL)	70.6	0.1630	87.3	0.2040	(20.1)%
Australian dollar (AUD)	64.7	0.6372	60.5	0.6707	(5.0)%
Mexican peso (MXN)	71.0	0.0497	85.4	0.0583	(14.8)%
Japanese yen (JPY)	32.4	0.0065	28.6	0.0070	(7.1)%
New Zealand dollar (NZD)	15.2	0.5783	12.8	0.6213	(6.9)%
Chilean peso (CLP)	12.1	0.0010	17.6	0.0011	(9.1)%
Argentine peso (ARS)	13.7	0.0010	8.6	0.0012	(16.7)%
Indian rupee (INR)	9.4	0.0118	9.0	0.0120	(1.7)%
Other (various currencies)	(5.8)		(2.6)
Value of net assets denominated in foreign currencies	$992.7		$1,033.3
Net assets	$5,106.7		$4,809.5
As a percentage of total net assets	19.4%		21.5%
Pre-tax decrease in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent strengthening of the USD	$(109.6)		$(116.1)
Pre-tax increase in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent weakening of the USD	$109.6		$116.1
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
Our risk management strategy and investment policy is to invest in securities from a diversified pool of issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality, among other strategies. For additional information, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments” and Notes 4 and 7 to the Consolidated Financial Statements included elsewhere in this Report.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Financial Statement Schedules in Part IV, Item 15(a)(1) and (2) of this Report are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2024. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2024, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 regarding directors is incorporated by reference to the information in our upcoming 2025 Proxy Statement (the “2025 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors.” The information required under this Item 10 regarding executive officers is incorporated by reference to the information in the 2025 Proxy Statement under the caption “Executive Officers.” The information required under this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information in the 2025 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if included in the 2025 Proxy Statement. The information required under this Item 10 regarding our Code of Business Conduct and Ethics is incorporated by reference to the information in the 2025 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics.” The information required under this Item 10 regarding the Nominating and Corporate Governance Committee and the Audit Committee is incorporated by reference to the information in the 2025 Proxy Statement under the captions “Corporate Governance – Director Refreshment, Recruitment, Nomination and Qualifications,” “Corporate Governance – Board and Committee Leadership and Composition,” “Corporate Governance – Audit Committee” and “Corporate Governance – Director Independence.”  The information about the Company’s insider trading policies and procedures that is required under this Item 10 is incorporated by reference to the information in the 2025 Proxy Statement under the caption “Compensation Discussion and Analysis – Our Executive Compensation Practices, Policies & Guidelines – Insider Trading Policy and Prohibitions on Hedging, Pledging and Speculative Transactions.” A copy of the Company’s Insider Trading Policy is filed as an exhibit to this Report.
Item 11. Executive Compensation
The information required under this Item 11 is incorporated by reference to the information in the 2025 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.” The information required under this Item 11 is incorporated by reference to the information in the 2025 Proxy Statement regarding the Compensation and Talent Committee under the captions “Corporate Governance – Compensation and Talent Committee Interlocks and Insider Participation” and “Compensation and Talent Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 is incorporated by reference to the information in the 2025 Proxy Statement under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 is incorporated by reference to the information in the 2025 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence.”
Item 14. Principal Accounting Fees and Services
The information required under this Item 14 is incorporated by reference to the information in the 2025 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants.”

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
10.9
Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of December 2, 2022 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, originally filed on February 17, 2023).*

10.10
Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of November 8, 2023 (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024) .*

10.11
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of November 8, 2023 (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024).*

10.12	Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of November 18, 2024.*
10.13	Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2025.*
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

10.19	Amendment No. 5 to the Assurant Executive Pension Plan, as amended and restated, effective as of January 1, 2025. *
10.20
Assurant Executive 401(k) Plan, amended and restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on April 29, 2014). *

10.21
Amendment No. 1 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2017). *

10.22
Amendment No. 2 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2018). *

10.23	Amendment No. 3 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2025. *
10.24	Form of Assurant, Inc. Change in Control Agreement, effective as of November 18, 2024. *
10.25	Form of Assurant, Inc. Change in Control Agreement, effective as of November 18, 2024 (California Version). *
10.26
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 11, 2023 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 3, 2023).*

10.27
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Time-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 5, 2022).*

10.28
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards under the Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 5, 2022).*

10.29
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards, effective as of January 18, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 4, 2023). *

10.30
Separation Agreement, dated as of November 14, 2023, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024). *

10.31
Second Amended and Restated Credit Agreement, dated as of December 9, 2021, among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on December 9, 2021).

10.32
Purchase and Sale Agreement, dated as of January 22, 2025, between American Bankers Life Assurance Company of Florida (a subsidiary of the Registrant), as seller, and GPC Miami Business Park, LLC, as buyer.+

19	Assurant, Inc. Insider Trading Policy.+
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Assurant, Inc. Compensation Clawback Policy, effective as of October 2, 2023 (incorporated by reference from Exhibit 97 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024). *

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Management contract or compensatory plan.
+Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 20, 2025.

Signature	Title
/s/ KEITH W. DEMMINGS	President, Chief Executive Officer and Director (Principal Executive Officer)
Keith W. Demmings

/s/ KEITH R. MEIER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keith R. Meier

/s/ DIMITRY DIRIENZO	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dimitry DiRienzo

*	Non-Executive Board Chair
Elaine D. Rosen

*	Director
Rajiv Basu

*	Director
J. Braxton Carter

*	Director
Harriet Edelman

*	Director
Sari Granat

*	Director
Lawrence V. Jackson

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Kevin Warren

*By:	/S/ KEITH R. MEIER
Name:	Keith R. Meier
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Assurant, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Claims and Benefits Payable Reserves for Global Lifestyle and Global Housing Short Duration Insurance Contracts
As described in Notes 2 and 16 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2024, the Company’s total liability for claims and benefits payable was $2.91 billion, which included $2.61 billion of liabilities for short duration contracts within the Global Lifestyle and Global Housing reporting segments. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
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
February 20, 2025

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost – $7,524.8 and $7,292.4 at December 31, 2024 and 2023, respectively)	$7,175.1	$6,912.1
Equity securities at fair value	208.5	223.0
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.5 and $4.0 at December 31, 2024 and 2023, respectively)	342.5	328.7
Short-term investments	281.6	258.1
Other investments	536.8	499.0
Total investments	8,544.5	8,220.9
Cash and cash equivalents	1,807.7	1,627.4
Premiums and accounts receivable (net of allowances for credit losses of $7.2 and $9.0 at December 31, 2024 and 2023, respectively)	2,054.0	2,265.6
Reinsurance recoverables (net of allowances for credit losses of $5.0 and $4.8 at December 31, 2024 and 2023, respectively)	7,579.5	6,649.2
Accrued investment income	130.5	97.0
Deferred acquisition costs	9,992.8	9,967.2
Property and equipment, net	768.3	685.8
Goodwill	2,616.0	2,608.8
Value of business acquired	8.0	83.9
Other intangible assets, net	535.6	567.1
Other assets (net of allowances for credit losses of $0.6 and $0.7 at December 31, 2024 and 2023, respectively)	983.7	862.3
Total assets	$35,020.6	$33,635.2
Liabilities
Future policy benefits and expenses	$536.7	$487.2
Unearned premiums	20,211.4	20,110.4
Claims and benefits payable	2,914.2	1,989.2
Commissions payable	559.6	542.8
Reinsurance balances payable	493.2	430.1
Funds held under reinsurance	277.7	392.7
Accounts payable and other liabilities (including allowances for credit losses of $1.4 and $8.3 at December 31, 2024 and 2023)	2,838.0	2,792.7
Debt	2,083.1	2,080.6
Total liabilities	29,913.9	28,825.7
Commitments and contingencies (Note 26)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 53,129,838 and 54,252,083 shares issued and 50,833,749 and 51,955,994 shares outstanding at December 31, 2024 and 2023, respectively	0.5	0.6
Additional paid-in capital	1,686.8	1,668.5
Retained earnings	4,378.3	4,028.2
Accumulated other comprehensive loss	(836.1)	(765.0)
Treasury stock, at cost; 2,296,089 shares at December 31, 2024 and 2023	(122.8)	(122.8)
Total equity	5,106.7	4,809.5
Total liabilities and equity	$35,020.6	$33,635.2
.
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$9,795.8	$9,388.0	$8,765.3
Fees and other income	1,638.6	1,323.2	1,243.3
Net investment income	518.9	489.1	364.1
Net realized losses on investments (including $25.1, $17.0 and $4.6 of impairment-related losses for the years ended December 31, 2024, 2023 and 2022, respectively) and fair value changes to equity securities	(75.8)	(68.7)	(179.7)
Total revenues	11,877.5	11,131.6	10,193.0
Benefits, losses and expenses
Policyholder benefits	2,766.5	2,521.8	2,359.8
Underwriting, selling, general and administrative expenses	8,076.7	7,695.1	7,366.3
Goodwill impairment (Note 14)	—	—	7.8
Interest expense	107.0	108.0	108.3
(Gain) loss on extinguishment of debt (Note 18)	—	(0.1)	0.9
Total benefits, losses and expenses	10,950.2	10,324.8	9,843.1
Income before income tax expense	927.3	806.8	349.9
Income tax expense	167.1	164.3	73.3
Net income	$760.2	$642.5	$276.6
Earnings Per Common Share
Basic	$14.55	$12.02	$5.09
Diluted	$14.46	$11.95	$5.05
Share Data
Weighted average common shares outstanding used in basic per common share calculations	52,231,729	53,455,139	54,371,531
Plus: Dilutive securities	349,373	327,930	410,997
Weighted average common shares used in diluted per common share calculations	52,581,102	53,783,069	54,782,528

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
		(in millions)
Net income	$760.2	$642.5	$276.6
Other comprehensive income (loss):
Change in net unrealized gains on securities, net of taxes of $(5.4), $(52.6) and $196.7 for the years ended December 31, 2024, 2023 and 2022, respectively	13.6	207.7	(769.8)
Change in unrealized gains on derivative transactions, net of taxes of $1.7, $0.3 and $0.7 for the years ended December 31, 2024, 2023 and 2022, respectively	(6.3)	(1.3)	(2.6)
Change in foreign currency translation, net of taxes of $3.5, $(2.3) and $(6.0) for the years ended December 31, 2024, 2023 and 2022, respectively	(63.3)	42.1	(67.1)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $4.0, $7.2 and $(0.9) for the years ended December 31, 2024, 2023 and 2022, respectively	(15.1)	(27.3)	3.3
Total other comprehensive income (loss)	(71.1)	221.2	(836.2)
Total comprehensive income (loss)	$689.1	$863.7	$(559.6)

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions, except per share amounts)
Balance, January 1, 2022	$0.7	$1,695.0	$4,041.2	$(150.0)	$(122.8)	$5,464.1
Stock plan exercises	—	13.6	—	—	—	13.6
Stock plan compensation expense	—	62.6	—	—	—	62.6
Common stock dividends ($2.74 per share)	—	—	(150.2)	—	—	(150.2)
Acquisition of common stock	(0.1)	(133.4)	(468.3)	—	—	(601.8)
Net income	—	—	276.6	—	—	276.6
Other comprehensive loss	—	—	—	(836.2)	—	(836.2)
Balance, December 31, 2022	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	14.9	—	—	—	14.9
Stock plan compensation expense	—	75.1	—	—	—	75.1
Common stock dividends ($2.82 per share)	—	—	(152.3)	—	—	(152.3)
Acquisition of common stock	—	(59.3)	(161.3)	—	—	(220.6)
Net income	—	—	642.5	—	—	642.5
Other comprehensive income	—	—	—	221.2	—	221.2
Balance, December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	14.8	—	—	—	14.8
Stock plan compensation expense	—	81.1	—	—	—	81.1
Common stock dividends ($2.96 per share)	—	—	(155.9)	—	—	(155.9)
Acquisition of common stock	(0.1)	(77.6)	(254.2)	—	—	(331.9)
Net income	—	—	760.2	—	—	760.2
Other comprehensive loss	—	—	—	(71.1)	—	(71.1)
Balance, December 31, 2024	$0.5	$1,686.8	$4,378.3	$(836.1)	$(122.8)	$5,106.7

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Operating activities
Net income	$760.2	$642.5	$276.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense (benefit)	244.9	(108.5)	63.8
Depreciation and amortization	223.5	196.4	182.0
Net realized losses on investments, including impairment losses	75.8	68.7	179.7
(Gain) loss on extinguishment of debt	—	(0.1)	0.9
Restructuring costs	5.4	34.3	41.8
Loss on sale of business	8.6	—	—
Stock based compensation expense	81.1	75.1	62.6
Goodwill impairment	—	—	7.8
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	1,192.2	9.4	1,877.3
Premiums and accounts receivable	172.8	120.6	(465.6)
Commissions payable	36.6	(92.6)	(30.7)
Reinsurance recoverable	(892.2)	345.6	(809.5)
Reinsurance balance payable	69.7	(68.5)	41.7
Funds withheld under reinsurance	(112.6)	25.4	4.9
Deferred acquisition costs and value of business acquired (Note 12 and 15)	(26.8)	(81.9)	(552.2)
Taxes (receivable) payable	(116.5)	(92.9)	88.2
Other assets and other liabilities	(324.2)	95.9	(349.9)
Other	(65.8)	(31.3)	(22.5)
Net cash provided by operating activities	1,332.7	1,138.1	596.9
Investing activities
Sales of:
Fixed maturity securities available for sale	1,330.9	1,464.6	2,468.8
Equity securities	87.6	52.7	52.3
Other invested assets	91.6	90.7	144.7
Subsidiary, net of cash transferred	(5.0)	—	4.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	564.4	280.2	483.6
Commercial mortgage loans on real estate	40.6	20.4	40.5
Purchases of:
Fixed maturity securities available for sale	(2,286.8)	(2,146.8)	(3,059.9)
Equity securities	(60.9)	(3.4)	(27.3)
Commercial mortgage loans on real estate	(57.2)	(55.6)	(80.3)
Other invested assets	(101.9)	(49.3)	(111.8)
Property and equipment and other	(221.3)	(202.5)	(186.3)
Subsidiaries, net of cash transferred (1)	(12.9)	(0.3)	(72.5)
Change in short-term investments	(27.0)	(90.8)	80.7
Other	0.1	2.4	0.6
Net cash used in investing activities	(657.8)	(637.7)	(262.1)
Financing activities
Issuance of debt, net of issuance costs (Note 18)	—	173.2	—
Repayment of debt	—	(225.0)	(75.9)
Payment of contingent liability	—	(2.5)	—
Acquisition of common stock	(307.4)	(193.1)	(572.8)
Common stock dividends paid	(155.9)	(152.3)	(150.2)
Employee stock purchases and withholdings	(14.2)	(4.2)	(19.5)
Net cash used in financing activities	(477.5)	(403.9)	(818.4)
Effect of exchange rate changes on cash and cash equivalents	(17.1)	(5.8)	(34.5)
Change in cash and cash equivalents	180.3	90.7	(518.1)
Cash and cash equivalents at beginning of period	1,627.4	1,536.7	2,054.8
Cash and cash equivalents at end of period	$1,807.7	$1,627.4	$1,536.7
Supplemental information:
Income taxes paid	$(38.9)	$235.4	$127.7
Interest paid on debt	$107.4	$107.4	$108.6
(1)Amounts for the year ended December 31, 2022 primarily consist of $55.2 million in cash consideration for the acquisition of American Lease Insurance Agency Corporation (“ALI”), net of $4.8 million of cash acquired.

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)
1. Nature of Operations
Assurant, Inc. (the “Company”) is a leading global protection company that safeguards and services major consumer purchases through data-driven, technology solutions. The Company partners with the world’s foremost brands to deliver exceptional customer experiences that meet device, car and home needs. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
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
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities have been subject to remeasurement since July 1, 2018. For the years ended December 31, 2024, 2023 and 2022, the remeasurement resulted in $3.0 million, $29.4 million and $16.7 million, respectively, of net pre-tax losses which the Company classified within underwriting, selling, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be variable interest entities (“VIEs”). Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company only holds non-consolidated VIEs as of December 31, 2024 and 2023.
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
The Company places loans on nonaccrual status after 90 days of delinquent payments (unless the loans are secured and in the process of collection). A loan may be placed on nonaccrual status before this time if information is available that suggests collection is unlikely. The Company charges off loan and accrued interest balances that are deemed uncollectible. Charge offs are recorded to net income in the period deemed uncollectible. Refer to Note 4 for further details on the allowance for credit losses on commercial mortgage loans.
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
Restricted cash and cash equivalents, of $122.4 million and $43.6 million at December 31, 2024 and 2023, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
Deferred Acquisition Costs
Only direct and incremental costs associated with the successful acquisition of new or renewal insurance contracts are deferred to the extent that such costs are deemed recoverable from future premiums. Acquisition costs primarily consist of commissions and premium taxes. Certain direct response advertising expenses are deferred when the primary purpose of the advertising is to elicit sales to customers who can be shown to have specifically responded to the advertising and the direct response advertising results in probable future benefits.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 14 for further details on goodwill impairment testing for 2024.
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
The following table provides reserve information as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Non-core operations (1)	$52.5	$—	$1.2	$0.9	$57.7	$—	$1.2	$1.0
All other disposed or runoff businesses (2)	484.2	1.7	—	0.1	429.5	1.9	—	0.1
Short Duration Contracts:
Global Lifestyle	—	18,368.4	149.0	572.7	—	18,536.6	132.5	472.7
Global Housing	—	1,813.6	828.7	1,056.6	—	1,554.9	138.0	851.9
Non-core operations (1)	—	5.8	35.5	85.9	—	13.9	44.0	151.8
All other disposed or runoff businesses (2)	—	21.9	81.7	101.9	—	3.1	88.5	107.5
Total	$536.7	$20,211.4	$1,096.1	$1,818.1	$487.2	$20,110.4	$404.2	$1,585.0
(1)Includes certain businesses which the Company expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and the Company’s operations in mainland China (collectively referred to as “non-core operations”), recorded in the Corporate and Other segment. During 2024, the mainland China operations were sold and will no longer be included in non-core operations going forward.
(2)Primarily includes businesses sold through reinsurance reported in the Corporate and Other and Global Lifestyle segments.
Long Duration Contracts
The Company’s long duration contracts, after the sale of the disposed Global Preneed business and John Alden Life Insurance Company, primarily comprises run-off blocks of long-term care and universal life policies.
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
The long-term care insurance contracts are fully reinsured and there is no impact to consolidated stockholders’ equity or net income as the reserves are fully reinsured. See Note 16 for additional information.
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
Premiums for lender-placed homeowners, manufactured housing and flood insurance, and renters insurance are generally earned on a pro-rata basis over the term of the policies, which are typically over twelve months.
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

Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective December 31, 2024:

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The guidance improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Key disclosure updates include:
• On an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss.
• On an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss.
• All current annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting on an interim basis.
• Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment’s profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements.
• Require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
• Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280.
The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable.

		December 31, 2024 and for interim periods thereafter	The Company adopted the standard as of December 31, 2024 and the amended segment information disclosures is presented in Note 5.
Future Adoption of Accounting Pronouncements
ASUs issued but not yet adopted as of December 31, 2024, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

ASU 2024-03 Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The guidance improves disclosures of specified information about certain costs and expenses at each interim and annual reporting periods. The new disclosure requirements include:
•Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.
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

4. Allowance for Credit Losses
The total allowance for credit losses for the financial assets was $20.7 million and $26.8 million as of December 31, 2024 and 2023, respectively.
The following table presents the net increases (decreases) to the allowance for credit losses as classified in the consolidated statements of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Commercial mortgage loans on real estate	$2.5	$2.2
Net realized gains (losses) on investments and fair value changes to equity securities	2.5	2.2
Underwriting, selling, general and administrative expenses	(5.6)	0.9
Net increase (decrease) in allowance for credit losses	$(3.1)	$3.1
Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of December 31, 2024 and 2023, reinsurance recoverables totaled $7.58 billion and $6.65 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 84% were rated A- or better, 5% were rated B- and 11% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2024; and 82% were rated A- or better, 1% were rated BBB or BB, and 17% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2023.
The following table presents the changes in the allowance for credit losses by portfolio segment for reinsurance recoverables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2022	$3.6	$1.1	$0.7	$5.4
Current period change for credit losses	(0.3)	—	(0.3)	(0.6)
Balance, December 31, 2023	3.3	1.1	0.4	4.8
Current period change for credit losses	(0.1)	0.2	0.1	0.2
Balance, December 31, 2024	$3.2	$1.3	$0.5	$5.0
For the years ended December 31, 2024 and 2023, the current period change for credit losses was $0.2 million and $(0.6) million, respectively. When determining the allowance as of December 31, 2024 and 2023, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and accounts receivables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2022	$5.8	$2.2	$1.2	$9.2
Current period change for credit losses	2.3	1.1	0.4	3.8
Recoveries	(0.3)	—	—	(0.3)
Write-offs	(1.5)	(0.9)	(1.2)	(3.6)
Foreign currency translation	(0.1)	—	—	(0.1)
Balance, December 31, 2023	6.2	2.4	0.4	9.0
Current period change for credit losses	2.3	0.6	—	2.9
Recoveries	(0.3)	(1.5)	—	(1.8)
Write-offs	(1.6)	(0.7)	(0.3)	(2.6)
Foreign currency translation	(0.3)	—	—	(0.3)
Balance, December 31, 2024	$6.3	$0.8	$0.1	$7.2
For the year ended December 31, 2024, the current period change for credit losses was $2.9 million, primarily due to an increase in Global Lifestyle across various products. For the year ended December 31, 2023, the current period change for credit losses was $3.8 million. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans

For the years ended December 31, 2024 and 2023, the current period change for credit losses was $2.5 million and $2.2 million, respectively. The increase in 2024 was primarily driven by changes in certain key credit quality indicators. Refer to Notes 2 and 7 for additional information on commercial mortgage loans.
Available for Sale Securities
There was no allowance for credit losses as of December 31, 2024 and 2023. Refer to Notes 2 and 7 for additional information on available for sale securities.
High Deductible Recoverables
For the year ended December 31, 2024, the Company reduced its allowance for credit losses for the unsecured portion of the high deductible recoverables by $6.9 million to $1.4 million as of December 31, 2024, due to the ongoing run-off of the sharing economy business. Refer to Note 2 for additional information on high deductible recoverables.
5. Segment Information
As of December 31, 2024, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). Adjusted EBITDA is the primary measure used by the CODM to assess performance and allocate resources to the segments. The CODM budgets and forecasts for each segment based on Adjusted EBITDA then tracks and assesses performance throughout the year by comparing the actual Adjusted EBITDA to the budget or forecast for each segment. The individual operating segment performance is one of the considerations when determining the compensation of certain employees.
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
The following tables provide information about the segments’ Adjusted EBITDA.

	Years Ended December 31,
	2024	2023	2022
Global Lifestyle:
Net earned premiums, fees and other income:
Connected Living	$4,807.9	$4,376.8	$4,259.4
Global Automotive	4,159.4	4,184.6	3,802.5
Net investment income	356.6	347.5	253.6
Total revenues	9,323.9	8,908.9	8,315.5
Policyholder benefits	1,738.6	1,607.9	1,356.6
Selling and underwriting expense (1)	4,770.4	4,789.3	4,530.3
Cost of sales (2)	841.6	564.2	528.5
General expenses (3)	1,199.9	1,155.2	1,090.7
Segment Adjusted EBITDA	$773.4	$792.3	$809.4

Global Housing:
Net earned premiums, fees and other income:
Homeowners	$1,958.9	$1,663.4	$1,402.2
Renters and Other	498.1	479.5	482.4
Net investment income	127.3	109.7	75.8
Total revenues	2,584.3	2,252.6	1,960.4
Policyholder benefits	1,010.2	862.0	884.1
Selling and underwriting expense (1)	158.1	137.1	148.9
General expenses (4)	744.8	679.3	681.4
Segment Adjusted EBITDA	$671.2	$574.2	$246.0

Corporate:
Fees and other income	$0.4	$0.2	$0.5
Net investment income	27.2	21.4	26.9
Total revenues	27.6	21.6	27.4
Policyholder benefits	—	0.1	0.5
General expenses (3)	149.8	130.5	126.1
Segment Adjusted EBITDA	$(122.2)	$(109.0)	$(99.2)
(1)Consists primarily of commissions, premium taxes and amortization of deferred acquisition costs.
(2)Consists primarily of costs to acquire, and repair or refurbish mobile and other electronic devices the Company sells to third-parties.
(3)Consists primarily of licenses, fees, and general operating expenses.
(4)Consists primarily of lender-placed tracking, licenses, fees, and general operating expenses.

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Years Ended December 31,
	2024	2023	2022
Adjusted EBITDA by segment:
Global Lifestyle	$773.4	$792.3	$809.4
Global Housing	671.2	574.2	246.0
Corporate and Other	(122.2)	(109.0)	(99.2)
Reconciling items to consolidated net income:
Interest expense	(107.0)	(108.0)	(108.3)
Depreciation expense	(139.4)	(109.3)	(86.3)
Amortization of purchased intangible assets	(69.1)	(77.9)	(69.7)
Net realized losses on investments and fair value changes to equity securities	(75.8)	(68.7)	(179.7)
Non-core operations (1)	(14.2)	(50.4)	(79.5)
Restructuring costs	(5.4)	(34.3)	(53.1)
Assurant Health runoff operations (2)	—	6.9	(0.6)
Other adjustments	15.8	(9.0)	(29.1)
Total reconciling items	(395.1)	(450.7)	(606.3)
Income before income tax expense	927.3	806.8	349.9
Income tax expense	167.1	164.3	73.3
Net income	$760.2	$642.5	$276.6
(1)Consists of certain businesses which the Company has fully exited or expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and the Company’s operations in mainland China (not Hong Kong) (collectively referred to as “non-core operations”). The non-core operations do not qualify as held for sale or discontinued operations under GAAP accounting guidance and are presented as a reconciling item to consolidated net income. During 2024, the mainland China operations were sold and will no longer be included in non-core operations going forward. Includes goodwill impairment of $7.8 million for the year ended December 31, 2022. Refer to Note 14 for additional information.
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
The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia Pacific. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2024, 2023 and 2022:

Location	Revenues	Long-lived Assets
2024
United States	$9,815.5	$681.1
Foreign countries	2,062.0	87.2
Total	$11,877.5	$768.3
2023
United States	$9,295.7	$654.6
Foreign countries	1,835.9	31.2
Total	$11,131.6	$685.8
2022
United States	$8,386.6	$606.0
Foreign countries	1,806.4	39.1
Total	$10,193.0	$645.1
Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment.

The following table presents total assets by segment:

	December 31, 2024	December 31, 2023
Global Lifestyle (1)	$27,468.0	$27,642.9
Global Housing (1)	5,773.4	4,274.5
Corporate and Other (2)	1,779.2	1,717.8
Segment assets	$35,020.6	$33,635.2
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the Miami, Florida property with a carrying value of $46.0 million as of December 31, 2024 and 2023, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million. The transaction is subject to the buyer receiving the requisite development approvals from relevant state and local government authorities, including approvals relating to land use, rezoning and site plan. There can be no assurance that the transaction will be consummated.

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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $1.41 billion, $1.16 billion and $1.09 billion for Global Lifestyle and $127.8 million, $84.3 million and $82.9 million for Global Housing for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $171.3 million and $153.8 million, respectively, as of December 31, 2024, and $218.9 million and $155.4 million, respectively, as of December 31, 2023. These balances are included in premiums and accounts receivable and the accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2024 and

2023 that was included in unearned revenue as of December 31, 2023 and 2022 were $45.1 million and $76.6 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2024 and 2023, the Company had approximately $83.4 million and $47.2 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.
7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$54.5	$—	$0.1	$(3.4)	$51.2
States, municipalities and political subdivisions	128.7	—	0.6	(10.2)	119.1
Foreign governments	484.6	—	2.6	(25.1)	462.1
Asset-backed	940.3	—	6.5	(9.5)	937.3
Commercial mortgage-backed	371.8	—	1.0	(36.4)	336.4
Residential mortgage-backed	690.0	—	1.6	(50.5)	641.1
U.S. corporate	3,364.3	—	26.9	(203.8)	3,187.4
Foreign corporate	1,490.6	—	19.0	(69.1)	1,440.5
Total fixed maturity securities	$7,524.8	$—	$58.3	$(408.0)	$7,175.1

	December 31, 2023
	Cost or Amortized Cost	Allowances for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$68.9	$—	$0.7	$(4.4)	$65.2
States, municipalities and political subdivisions	159.2	—	1.2	(11.2)	149.2
Foreign governments	483.1	—	9.4	(12.7)	479.8
Asset-backed	891.4	—	5.2	(22.8)	873.8
Commercial mortgage-backed	383.1	—	0.4	(53.3)	330.2
Residential mortgage-backed	534.7	—	1.9	(50.6)	486.0
U.S. corporate	3,300.5	—	45.3	(215.4)	3,130.4
Foreign corporate	1,471.5	—	17.6	(91.6)	1,397.5
Total fixed maturity securities	$7,292.4	$—	$81.7	$(462.0)	$6,912.1
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Cost or Amortized Cost	Fair Value
Due in one year or less	$183.1	$183.1
Due after one year through five years	1,338.0	1,325.0
Due after five years through ten years	2,928.8	2,827.1
Due after ten years	1,072.8	925.1
Total	5,522.7	5,260.3
Asset-backed	940.3	937.3
Commercial mortgage-backed	371.8	336.4
Residential mortgage-backed	690.0	641.1
Total	$7,524.8	$7,175.1
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Fixed maturity securities	$385.9	$335.3	$270.0
Equity securities	13.2	15.2	15.0
Commercial mortgage loans on real estate	19.2	17.5	14.9
Short-term investments	18.4	12.9	4.7
Other investments	21.3	39.1	48.6
Cash and cash equivalents	77.0	85.7	25.7
Total investment income	535.0	505.7	378.9
Investment expenses	(16.1)	(16.6)	(14.8)
Net investment income	$518.9	$489.1	$364.1
No material investments of the Company were non-income producing for the years ended December 31, 2024, 2023 and 2022.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Fixed maturity securities:
Proceeds from sales	$1,330.9	$1,464.6	$2,468.8
Gross realized gains	$1.3	$5.6	$9.4
Gross realized losses	(72.4)	(49.3)	(73.2)
Net realized (losses) gains on investments from sales of fixed maturity securities	$(71.1)	$(43.7)	$(63.8)
For securities sold at a loss during the year ended December 31, 2024, the average period of time these securities were trading continuously at a price below book value was approximately 23 months.
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Net realized (losses) gains on investments and fair value changes to equity securities related to sales and other:
Fixed maturity securities	$(71.0)	$(43.3)	$(63.7)
Equity securities (1) (2)	19.5	(7.2)	(112.2)
Commercial mortgage loans on real estate	(2.5)	(2.2)	(0.7)
Other investments	3.3	1.0	1.5
Total net realized (losses) gains on investments and fair value changes to equity securities related to sales and other	(50.7)	(51.7)	(175.1)
Net realized losses related to impairments:
Fixed maturity securities	(1.3)	(4.1)	(1.6)
Other investments (1)	(23.8)	(12.9)	(3.0)
Total net realized losses related to impairments	(25.1)	(17.0)	(4.6)
Total net realized (losses) gains on investments and fair value changes to equity securities	$(75.8)	$(68.7)	$(179.7)
(1)Upward adjustments of $6.8 million, $0.6 million and $19.5 million and impairments of $23.8 million, $12.9 million, and $3.0 million were realized on equity investments accounted for under the measurement alternative for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)The years ended December 31, 2024, 2023 and 2022 included $1.2 million, $6.6 million, and $92.5 million in realized and unrealized losses, respectively, from four equity positions that went public during 2021. The total fair value of these equity securities as of December 31, 2024, 2023 and 2022 was $1.7 million, $2.9 million and $9.6 million, respectively, included in equity securities in the consolidated balance sheet.

The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Net gains (losses) recognized on equity securities	$19.5	$(7.2)	$(112.2)
Less: Net realized gains (losses) related to sales of equity securities	5.7	(6.6)	20.5
Total fair value changes to equity securities held	$13.8	$(0.6)	$(132.7)
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	December 31, 2024	December 31, 2023
Initial cost	$74.8	$86.8
Cumulative upward adjustments	57.9	51.1
Cumulative downward adjustments (including impairments)	(24.4)	(17.9)
Carrying value	$108.3	$120.0
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$25.8	$(0.6)	$21.4	$(2.8)	$47.2	$(3.4)
States, municipalities and political subdivisions	20.4	(1.5)	66.1	(8.7)	86.5	(10.2)
Foreign governments	164.8	(10.9)	171.3	(14.2)	336.1	(25.1)
Asset-backed	59.0	(3.5)	87.6	(6.0)	146.6	(9.5)
Commercial mortgage-backed	65.7	(1.3)	195.8	(35.1)	261.5	(36.4)
Residential mortgage-backed	223.4	(4.8)	209.7	(45.7)	433.1	(50.5)
U.S. corporate	1,083.8	(29.9)	954.3	(173.9)	2,038.1	(203.8)
Foreign corporate	368.1	(9.9)	431.4	(59.2)	799.5	(69.1)
Total fixed maturity securities	$2,011.0	$(62.4)	$2,137.6	$(345.6)	$4,148.6	$(408.0)

	December 31, 2023
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$5.2	$(0.1)	$43.7	$(4.3)	$48.9	$(4.4)
States, municipalities and political subdivisions	3.9	(0.1)	96.5	(11.1)	100.4	(11.2)
Foreign governments	42.5	(0.5)	203.5	(12.2)	246.0	(12.7)
Asset-backed	64.0	(3.0)	404.7	(19.8)	468.7	(22.8)
Commercial mortgage-backed	66.3	(8.4)	244.2	(44.9)	310.5	(53.3)
Residential mortgage-backed	98.8	(3.5)	285.1	(47.1)	383.9	(50.6)
U.S. corporate	331.9	(14.7)	1,596.4	(200.7)	1,928.3	(215.4)
Foreign corporate	153.9	(5.6)	744.8	(86.0)	898.7	(91.6)
Total fixed maturity securities	$766.5	$(35.9)	$3,618.9	$(426.1)	$4,385.4	$(462.0)

Total gross unrealized losses represented approximately 10% and 11% of the aggregate fair value of the related securities as of December 31, 2024 and 2023, respectively. Approximately 15% and 8% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2024 and 2023, respectively. The total gross unrealized losses are comprised of 2,712 and 3,096 individual securities as of December 31, 2024 and 2023, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of December 31, 2024 and December 31, 2023 were related to non-credit factors and therefore, did not recognize credit-related losses during the year ended December 31, 2024. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2024, by contractual maturity, is shown below:

	December 31, 2024
	Cost or Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$70.4	$70.0
Due after one year through five years	676.7	650.0
Due after five years through ten years	2,024.1	1,897.7
Due after ten years	847.8	689.7
Total	3,619.0	3,307.4
Asset-backed	156.1	146.6
Commercial mortgage-backed	297.9	261.5
Residential mortgage-backed	483.6	433.1
Total	$4,556.6	$4,148.6
 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of December 31, 2024, approximately 36% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.0 million as of December 31, 2024 and from $0.1 million to $10.0 million as of December 31, 2023.
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

The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at December 31, 2024 and 2023, respectively.

	December 31, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$51.9	$43.2	$29.6	$16.0	$—	$57.9	$198.6	56.9%
71% to 80%	3.8	4.9	22.8	65.5	2.8	—	99.8	28.6%
81% to 95%	—	—	12.6	8.6	—	9.5	30.7	8.8%
Greater than 95%	—	3.8	9.9	6.2	—	—	19.9	5.7%
Total	$55.7	$51.9	$74.9	$96.3	$2.8	$67.4	$349.0	100.0%

	December 31, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$6.4	$0.6	$18.0	$10.8	$—	$43.4	$79.2	22.7%
1.5 to 2.0	20.9	12.2	10.9	25.0	—	14.0	83.0	23.8%
1.0 to 1.5	27.4	18.8	20.4	22.5	2.8	4.8	96.7	27.7%
Less than 1.0	1.0	20.3	25.6	38.0	—	5.2	90.1	25.8%
Total	$55.7	$51.9	$74.9	$96.3	$2.8	$67.4	$349.0	100.0%
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
As of December 31, 2024, the Company had mortgage loan commitments outstanding of approximately $6.4 million.
The Company had short-term investments and fixed maturity securities of $636.1 million and $569.0 million as of December 31, 2024 and 2023, respectively, on deposit with various governmental authorities as required by law.
8. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs. There were no consolidated VIEs as of December 31, 2024 and 2023.
Non-Consolidated VIEs
Real Estate Joint Venture and Other Partnerships
The Company invests in real estate joint ventures and limited partnerships, as well as closed ended real estate funds. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2024 and 2023, the Company’s maximum exposure to loss is its recorded carrying value of $281.2 million and $249.1 million, respectively. The Company’s unfunded commitments were $239.2 million as of December 31, 2024.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC plan, and the ADC and other derivatives. Other liabilities are comprised of investments in the AIP and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2024
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$51.2	$—		$51.2		$—
States, municipalities and political subdivisions	119.1	—		119.1		—
Foreign governments	462.1	—		462.1		—
Asset-backed	937.3	—		823.7		113.6
Commercial mortgage-backed	336.4	—		336.4		—
Residential mortgage-backed	641.1	—		641.1		—
U.S. corporate	3,187.4	—		3,139.9		47.5
Foreign corporate	1,440.5	—		1,432.5		8.0
Equity securities:
Mutual funds	28.8	13.6		—		15.2
Common stocks	3.5	3.5		—		—
Non-redeemable preferred stocks	176.2	—		176.2		—
Short-term investments	237.1	230.1	(2)	7.0	(3)	—
Other investments	66.1	66.0	(1)	—		0.1
Cash equivalents	1,325.6	1,312.0	(2)	13.6	(3)	—
Other assets	6.3	—		—		6.3	(4)
Assets held in separate accounts	11.3	8.7	(1)	2.6	(3)	—
Total financial assets	$9,030.0	$1,633.9		$7,205.4		$190.7

Financial Liabilities
Other liabilities	$66.0	$66.0	(1)	$—		$—
Liabilities related to separate accounts	11.3	8.7	(1)	2.6	(3)	—
Total financial liabilities	$77.3	$74.7		$2.6		$—

	December 31, 2023
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$65.2	$—		$65.2		$—
States, municipalities and political subdivisions	149.2	—		149.2		—
Foreign governments	479.8	—		479.8		—
Asset-backed	873.8	—		791.0		82.8
Commercial mortgage-backed	330.2	—		330.2		—
Residential mortgage-backed	486.0	—		486.0		—
U.S. corporate	3,130.4	—		3,094.8		35.6
Foreign corporate	1,397.5	—		1,390.4		7.1
Equity securities:
Mutual funds	16.6	16.6		—		—
Common stocks	17.9	17.2		0.7		—
Non-redeemable preferred stocks	188.5	—		188.5		—
Short-term investments	210.1	121.6	(2)	88.5	(3)	—
Other investments	62.5	62.4	(1)	—		0.1
Cash equivalents	1,051.3	1,040.4	(2)	10.9	(3)	—
Other assets	15.8	—		—		15.8	(4)
Assets held in separate accounts	10.5	6.7	(1)	3.8	(3)	—
Total financial assets	$8,485.3	$1,264.9		$7,079.0		$141.4

Financial Liabilities
Other liabilities	$64.2	$62.4	(1)	$1.8	(4)	$—
Liabilities related to separate accounts	10.5	6.7	(1)	3.8	(3)	—
Total financial liabilities	$74.7	$69.1		$5.6		$—
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivatives.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$82.8	$0.5	$2.9	$25.7	$(3.4)	$8.0	$(2.9)	$113.6
U.S. corporate	35.6	(0.1)	0.1	34.6	(10.2)	2.9	(15.4)	47.5
Foreign corporate	7.1	—	0.1	3.0	(2.2)	—	—	8.0
Equity Securities
Mutual funds	—	0.2	—	15.0	—	—	—	15.2
Other investments	0.1	—	—	—	—	—	—	0.1
Other assets	15.8	—	(9.5)	—	—	—	—	6.3
Total level 3 assets and liabilities	$141.4	$0.6	$(6.4)	$78.3	$(15.8)	$10.9	$(18.3)	$190.7

	Year Ended December 31, 2023
	Balance, beginning of period	Total gains (losses) (realized/ unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$60.4	$1.5	$(2.3)	$38.6	$(16.8)	$1.7	$(0.3)	$82.8
U.S. corporate	28.8	0.4	0.4	10.9	(1.7)	2.7	(5.9)	35.6
Foreign corporate	7.4	—	0.1	2.0	(0.9)	0.5	(2.0)	7.1
Other investments	0.2	(0.1)	—	—	—	—	—	0.1
Other assets	—	—	1.2	14.6	—	—	—	15.8
Financial Liabilities
Other liabilities	(15.0)	—	—	—	—	—	15.0	—
Total level 3 assets and liabilities	$81.8	$1.8	$(0.6)	$66.1	$(19.4)	$4.9	$6.8	$141.4
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
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2024 and 2023 consisted of mutual funds and related obligations, money market funds and common stocks that are publicly listed and/or actively traded in an established market.
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
Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2024 and 2023 consisted of $184.3 million and $125.5 million of fixed maturity and equity securities. As of December 31, 2024, the Level 3 fixed maturity and equities securities are priced using non-binding third-party quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable. As of December 31, 2023, the Level 3 fixed maturity securities were priced using non-binding third-party quotes.
Other investments: The Company prices swaptions using a Black-Scholes pricing model incorporating third-party market data, including swap volatility data.
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
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2024 or 2023.
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
In 2024 and 2023, as a result of third-party market observable transactions that were of the same issuer and determined to be similar, the Company marked certain of its equity investments accounted for under the measurement alternative to fair value. The carrying value of investments under the measurement alternative marked to fair value on a non-recurring basis as of December 31, 2024 and 2023 was $26.6 million and $3.3 million, respectively. Given the significant unobservable inputs involved in valuation of these investments, they are classified in Level 3 of the fair value hierarchy. Generally, these valuations utilize the market approach, or an option pricing model backsolve method, which is a valuation approach that can be used to determine the value of common shares for companies with complex capital structures in which there have not been any recent transactions involving common shares. Inputs include capitalization tables, investment past and future performance projections, time to exit, discount rate and volatility based upon an appropriate industry group. For the year ended December 31, 2024, the Company recorded fair value increases of $8.7 million related to five market observable transaction. For the year ended December 31, 2023, the Company recorded fair value increases of $0.6 million related to one market observable transactions and a note conversion of two investments.
In 2024 and 2023, as a result of a qualitative analysis indicating an impairment existed, the Company performed a quantitative analysis utilizing a probability weighted scenario model and determined certain investments were impaired. Model inputs include capitalization tables, investment past and future company performance projections, and discount rate. Based upon model outputs, impairments of $23.8 million and $12.9 million were recorded for the years ended December 31, 2024 and 2023, respectively.
Refer to Note 14 for the results of the 2024 goodwill impairment testing.
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
The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$342.5	$333.3	$—	$—	$333.3
Other investments	23.2	23.2	1.3	—	21.9
Other assets	26.3	26.3	—	—	26.3
Total financial assets	$392.0	$382.8	$1.3	$—	$381.5

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.5	$6.9	$—	$—	$6.9
Funds held under reinsurance	277.7	277.7	277.7	—	—
Debt	2,083.1	1,998.1	—	1,998.1	—
Total financial liabilities	$2,367.3	$2,282.7	$277.7	$1,998.1	$6.9

	December 31, 2023
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$328.7	$313.7	$—	$—	$313.7
Other investments	3.7	3.7	1.4	—	2.3
Other assets	26.5	26.5	—	—	26.5
Total financial assets	$358.9	$343.9	$1.4	$—	$342.5

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$7.3	$7.8	$—	$—	$7.8
Funds held under reinsurance	392.7	392.7	392.7	—	—
Debt	2,080.6	1,972.4	—	1,972.4	—
Total financial liabilities	$2,480.6	$2,372.9	$392.7	$1,972.4	$7.8
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
10. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2024	2023
Insurance premiums receivable	$1,974.4	$2,195.8
Other receivables	86.8	78.8
Allowance for credit losses	(7.2)	(9.0)
Total	$2,054.0	$2,265.6

11. Income Taxes
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Pre-tax income:
Domestic	$819.2	$700.9	$250.4
Foreign	108.1	105.9	99.5
Total pre-tax income	$927.3	$806.8	$349.9

	Years Ended December 31,
	2024	2023	2022
Current expense (benefit):
Federal and state	$(124.3)	$220.9	$(23.5)
Foreign	46.5	51.9	33.0
Total current expense (benefit)	(77.8)	272.8	9.5
Deferred expense (benefit):
Federal and state	262.3	(80.4)	65.7
Foreign	(17.4)	(28.1)	(1.9)
Total deferred expense (benefit)	244.9	(108.5)	63.8
Total income tax expense (benefit)	$167.1	$164.3	$73.3
The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Federal income tax rate:	21.0%	21.0%	21.0%
Reconciling items:
Non-taxable investment income	(0.1)	(0.2)	(0.4)
Foreign earnings (1)	0.1	0.2	2.2
Non-deductible compensation	0.6	0.6	0.8
Change in liability for prior year tax (2)	(1.2)	(0.8)	(2.8)
Change in valuation allowance	(0.6)	(0.6)	(0.4)
Transferable federal tax credits (3)	(1.3)	—	—
Other	(0.5)	0.2	0.5
Effective income tax rate:	18.0%	20.4%	20.9%
(1)Results for 2024, 2023, and 2022 primarily include the impact of foreign earnings taxed at different rates.
(2)The change in liability for prior year tax in 2022 was primarily related to a foreign derived intangible income benefit of $9.2 million taken on an amended 2019 income tax return. The change in liability for prior year tax in 2024 was primarily related to additional transferable federal tax credits taken on the 2023 income tax return.
(3)Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during 2024 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended December 31, 2024. Amounts owed to counterparties for the purchased credits are recorded within accounts payable and accrued expenses within the consolidated balance sheet at December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$(17.0)	$(18.5)	$(18.5)
Additions based on tax positions related to the current year	(0.9)	(0.9)	(0.6)
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(2.1)	(0.5)	(0.2)
Reductions for tax positions of prior years	2.7	2.9	0.8
Lapses	—	—	—
Balance at end of year	$(17.3)	$(17.0)	$(18.5)

Total unrecognized tax benefits of $20.4 million, $19.2 million and $20.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.
The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2024, 2023, and 2022, the Company recognized approximately $1.2 million, $0.4 million and $0.7 million, respectively, of interest expense related to income tax matters. The Company had $4.0 million, $2.8 million and $2.4 million of interest accrued as of December 31, 2024, 2023 and 2022, respectively. The Company had $1.2 million penalties accrued as of December 31, 2024 and no penalties accrued as of December 31, 2023 and 2022.
The Company does not anticipate any significant increase or decrease of unrecognized tax benefit within the next 12 months.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2015. Substantially all non-U.S. income tax matters have been concluded for years through 2012, and all state and local income tax matters have been concluded for years through 2008.
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2024	2023
Deferred Tax Assets
Policyholder and separate account reserves	$506.4	$538.3
Net operating loss carryforwards	37.1	43.4
Net unrealized appreciation on securities	79.8	87.7
Credit carryforwards	30.6	9.9
Employee and post-retirement benefits	9.1	8.6
Compensation related	44.2	43.9
Capital loss carryforwards	19.1	12.1
Investments, net	11.5	—
Other	84.3	65.3
Total deferred tax assets	822.1	809.2
Less valuation allowance	(16.7)	(16.1)
Deferred tax assets, net of valuation allowance	805.4	793.1
Deferred Tax Liabilities
Deferred acquisition costs	(1,077.7)	(1,161.0)
Investments, net	—	(0.6)
Intangible assets	(94.3)	(101.5)
Total deferred tax liabilities	(1,172.0)	(1,263.1)
Net deferred income tax liabilities	$(366.6)	$(470.0)

A cumulative valuation allowance of $16.7 million existed as of December 31, 2024 and $16.1 million as of December 31, 2023 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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
The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2024	2023
Federal net operating loss carryforwards	$—	$—
Foreign net operating loss carryforwards (1)	$146.6	$164.9
(1)Of the $146.6 million as of December 31, 2024, $19.8 million expires between 2025 and 2044, and $126.8 million has an unlimited carryforward.
12. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2024	2023	2022
Beginning balance	$9,967.2	$9,677.1	$8,811.0
Costs deferred	3,991.2	4,409.8	4,528.7
Amortization	(3,965.6)	(4,119.7)	(3,662.6)
Ending balance	$9,992.8	$9,967.2	$9,677.1
13. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2024	2023
Land	$6.2	$6.5
Buildings and improvements	166.3	141.6
Furniture, fixtures and equipment	117.6	91.6
Software	979.0	838.7
Total	1,269.1	1,078.4
Less accumulated depreciation	(500.8)	(392.6)
Total	$768.3	$685.8
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $139.4 million, $109.3 million and $86.3 million, respectively. Depreciation expense is included in underwriting, selling, general and administrative expenses in the consolidated statements of operations.
The assets of the Miami, Florida office met held-for-sale criteria in second quarter 2023 and were reclassified from property and equipment, net, to other assets in the consolidated balance sheet as of December 31, 2023. The Company has ceased depreciation of these assets which are recorded at carrying value of $46.0 million as of December 31, 2024 and 2023, which is less than the estimated fair value less estimated costs to sell. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million. If the transaction is consummated pursuant to the terms of the agreement, the Company expects to record a gain above the carrying value, less estimated costs to sell. There can be no assurance that the transaction will be consummated.
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
Qualitative Impairment Testing
For the annual October 1, 2024 goodwill impairment test, the Company performed a qualitative assessment for all reporting units with goodwill (Connected Living, Global Automotive and Global Housing) due to high margins between fair value and book value based on quantitative impairment testing in 2023. In conducting a qualitative assessment, the Company analyzed changes in the book value and the financial performance of each reporting unit, including analyzing the historical performance versus plan and the results of quantitative impairment testing performed in 2023. Additionally, the Company assessed critical areas that may impact the reporting units, including macroeconomic and industry trends and market information for the reporting units and their peer companies that could impact the reporting units’ fair value. Based on this assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their respective book values and therefore quantitative impairment testing was not necessary for Connected Living, Global Automotive and Global Housing.
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
While DDM and Guideline Company valuation methodologies were considered in assessing fair value, the DDM was weighted more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise, and also considering the lack of directly-comparable peer companies. Based on the quantitative assessment performed as of October 1, 2023, the Company concluded that the estimated fair values of the Connected Living, Global Automotive and Global Housing reporting units exceeded their respective book values and therefore determined that the assigned goodwill was not impaired.
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

A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Corporate and Other	Consolidated
Balance at December 31, 2022 (2)	$2,193.9	$409.1	$—	$2,603.0
Transfers (3)	92.4	(92.4)	—	—
Foreign currency translation and other	5.8	—	—	5.8
Balance at December 31, 2023 (2)	2,292.1	316.7	—	2,608.8
Acquisitions	11.4	—	—	11.4
Foreign currency translation and other	(4.2)	—	—	(4.2)
Balance at December 31, 2024 (2)	$2,299.3	$316.7	$—	$2,616.0
(1)As of December 31, 2024, $793.6 million and $1,505.7 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively. As of December 31, 2023, $785.2 million and $1,506.9 million of goodwill was assigned to the Connected Living (including Global Financial Services which was aggregated with Connected Living in 2023) and Global Automotive reporting units, respectively.
(2)Consolidated goodwill reflects $1,413.7 million of accumulated impairment losses at December 31, 2024, December 31, 2023 and December 31, 2022.
(3)The change during the year ended December 31, 2023 is related to the transfer of certain specialty products, mainly the commercial equipment business, from Global Housing to Global Lifestyle, effective January 1, 2023.
15. VOBA and Other Intangible Assets
VOBA
Information about VOBA is as follows for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$83.9	$262.8	$583.4
Additions	—	—	1.9
Amortization, net of interest accrued	(75.9)	(179.2)	(322.8)
Foreign currency translation and other	—	0.3	0.3
Ending balance	$8.0	$83.9	$262.8
As of December 31, 2024, the outstanding VOBA balance is primarily related to the 2018 acquisition of TWG within the Global Lifestyle segment.
As of December 31, 2024, the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2025	$3.7
2026	1.7
2027	1.4
2028	0.8
2029	0.4
Thereafter	—
Total	$8.0

Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2024			2023
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Purchased intangible assets	$901.1	$(515.6)	$385.5	$931.2	$(474.9)	$456.3
Operating intangible assets	239.2	(100.8)	138.4	180.4	(79.9)	100.5
Total finite-lived intangible assets	1,140.3	(616.4)	523.9	1,111.6	(554.8)	556.8
Total indefinite-lived intangible assets	11.7	—	11.7	10.3	—	10.3
Total other intangible assets	$1,152.0	$(616.4)	$535.6	$1,121.9	$(554.8)	$567.1
Purchased intangible assets primarily consist of contract based and customer related intangibles related to acquisitions over the past few years. Operating intangible assets primarily consist of customer related intangibles. These intangible assets are amortized over their useful lives.
Amortization of other intangible assets is as follows as of the dates indicated:

	Years Ended December 31,
	2024	2023	2022
Purchased intangible assets	$69.1	$77.9	$69.7
Operating intangible assets	28.8	20.2	24.8
Total	$97.9	$98.1	$94.5
The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Purchased Intangible Assets	Operating Intangible Assets	Total
2025	$65.1	$32.2	$97.3
2026	61.0	29.8	90.8
2027	50.1	26.2	76.3
2028	44.4	20.5	64.9
2029	39.1	10.6	49.7
Thereafter	125.8	19.1	144.9
Total other intangible assets with finite lives	$385.5	$138.4	$523.9
16. Reserves
Short Duration Contracts
Continuing Business (Global Lifestyle and Global Housing)
The Company’s short duration contracts include products and services within the Global Lifestyle and Global Housing segments. The main product lines for Global Lifestyle include mobile device protection, extended service contracts for consumer electronics and appliances, vehicle service contracts, and financial services and other insurance. The main product lines for Global Housing include lender-placed homeowners, manufactured housing and flood insurance; voluntary manufactured housing, condominium and homeowners insurance; and renters insurance.
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
Non-core Operations
Short duration contracts in non-core operations consist of the sharing economy and small commercial products previously reported within Global Housing and the Company’s operations in mainland China. While the sharing economy and small commercial contracts are classified as short duration, the coverages were predominantly commercial liability and have a long reporting and settlement tail compared to property coverages which make up most of the Company’s core operations.
The reserving methodology described for continuing short duration business is applicable for non-core operations (sharing economy and small commercial). Given the nature of commercial liability coverages and its relatively long claim runoff duration, additional emphasis is placed on social inflation impacts and analysis of individual case reserve adequacy on known claims. This is done through use of average cost per claim methods that include allowance for future inflation impacts, detailed open claim inventory analysis, and leveraging industry development patterns to supplement the Company’s own historical claims experience.
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

Long Duration Contracts
The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	Years Ended December 31,
	2024	2023	2022
Present value of expected net premiums
Balance, beginning of period	$36.4	$34.2	$37.1
Beginning balance at original discount rate	36.5	33.4	29.2
Effect of changes in cash flow assumptions (1)	(1.0)	1.5	9.4
Effect of actual variances from expected experience	0.9	3.5	(2.7)
Adjusted beginning of period balance	36.4	38.4	35.9
Experience variance (2)	0.1	—	(0.3)
Interest accrual	3.4	2.8	4.6
Net premiums collected	(5.9)	(4.7)	(6.8)
Ending balance at original discount rate	34.0	36.5	33.4
Effect of changes in discount rate assumptions	2.4	(0.1)	0.8
Balance, end of period	$36.4	$36.4	$34.2

Present value of expected future policy benefits
Balance, beginning of period	$450.6	$462.4	$658.5
Beginning balance at original discount rate	453.0	444.4	430.0
Effect of changes in cash flow assumptions (1)	—	—	12.3
Effect of actual variances from expected experience	1.5	4.4	(3.3)
Adjusted beginning of period balance	454.5	448.8	439.0
Experience variance (2)	(1.3)	1.0	(1.2)
Interest accrual	26.2	19.5	24.7
Benefit payments	(26.5)	(16.3)	(18.1)
Ending balance at original discount rate	452.9	453.0	444.4
Effect of changes in discount rate assumptions	53.5	(2.4)	18.0
Balance, end of period	$506.4	$450.6	$462.4

Net future policy benefits and expenses	$470.0	$414.2	$428.2
Related reinsurance recoverable	470.0	414.2	428.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	11.4	12.0	12.7
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

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	December 31, 2024	December 31, 2023
Long-term care	$470.0	$414.2
Other	66.7	73.0
Total	$536.7	$487.2
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	December 31, 2024	December 31, 2023
Expected future benefits payments	$804.4	$829.3
Expected future gross premiums	$61.9	$69.4
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	Years Ended December 31,
	2024	2023	2022
Gross premiums	$1.4	$1.5	$1.7
Interest expense (original discount rate)	$5.7	$5.6	$4.7
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	December 31, 2024	December 31, 2023
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	4.63%	6.01%
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and are comprised of case and IBNR reserves. These balances do not include the recoverable amounts related to certain high deductible policies in the sharing economy business, included in the non-core operations, for which the Company is responsible for paying the entirety of the claim and is subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2024, the Company had exposure of $168.2 million of reserves below the deductible that it would be responsible for if the clients were to default on their contractual obligation to pay the deductible. Refer to Note 4 for more information on the evaluation of the credit risk exposure from these recoverables.
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

	Years Ended December 31,
	2024	2023	2022
Claims and benefits payable, at beginning of year	$1,989.2	$2,210.0	$1,523.0
Less: Reinsurance ceded and other	(886.6)	(1,228.8)	(744.1)
Net claims and benefits payable, at beginning of year	1,102.6	981.2	778.9
Incurred losses and loss adjustment expenses related to:
Current year	2,893.8	2,548.4	2,304.3
Prior years	(127.3)	(26.6)	55.5
Total incurred losses and loss adjustment expenses	2,766.5	2,521.8	2,359.8
Paid losses and loss adjustment expenses related to:
Current year	2,021.8	1,802.3	1,648.1
Prior years	602.9	598.1	509.4
Total paid losses and loss adjustment expenses	2,624.7	2,400.4	2,157.5
Net claims and benefits payable, at end of year	1,244.4	1,102.6	981.2
Plus: Reinsurance ceded and other (1)	1,669.8	886.6	1,228.8
Claims and benefits payable, at end of year (1)	$2,914.2	$1,989.2	$2,210.0
(1)Includes reinsurance recoverables and claims and benefits payable of $911.7 million, $123.6 million and $424.3 million as of December 31, 2024, 2023 and 2022, respectively, which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2024	2023	2022
Global Lifestyle	$(18.9)	$(23.6)	$(45.4)
Global Housing	(109.7)	(37.1)	28.9
Non-core operations	13.6	40.1	77.4
All Other	(12.3)	(6.0)	(5.4)
Total	$(127.3)	$(26.6)	$55.5
The Company experienced net favorable loss development for the years ended December 31, 2024 and 2023, and net unfavorable loss development for the year ended December 31, 2022. Global Lifestyle experienced net favorable development in 2024, 2023 and 2022 of $18.9 million, $23.6 million and $45.4 million, respectively. Global Lifestyle experienced similar amounts of net favorable development in 2024 and 2023. The decrease in net favorable development from 2022 to 2023 was primarily due to Global Automotive ancillary products as the used car market began to normalize in 2023 and the high net favorable development experienced in 2022 did not repeat. Global Housing experienced net favorable loss development in 2024 and 2023 of $109.7 million and $37.1 million, respectively, as claim experience for lender-placed homeowners insurance developed favorably due to easing inflation and favorable frequency compared to initial estimates established during a period with high market uncertainty, stabilization of claim settlement lags, and legislation reform in Florida. Global Housing experienced net unfavorable development of $28.9 million in 2022, primarily due to lender-placed homeowners insurance affected by longer claim settlement lags and inflationary impacts. The non-core operations, which includes the sharing economy and small commercial businesses and the company’s operations in mainland China, contributed net unfavorable loss development of $13.6 million, $40.1 million, and $77.4 million in 2024, 2023 and 2022, respectively. A more detailed explanation of the claims development from Global Lifestyle, Global Housing and non-core operations is presented below, including claims development by accident year. Reserves for the longer-tail property and casualty coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for claims incurred in prior years.
The following tables represent the Global Lifestyle, Global Housing and non-core operations incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2024. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances.
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
•Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rates at December 31, 2024. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
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
•Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2024 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.

Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2024
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
2020	$1,423.9	$1,398.1	$1,398.4	$1,396.3	$1,394.7	$0.3	9,597,590
2021		1,330.7	1,278.7	1,276.2	1,275.2	0.5	9,689,514
2022			1,373.9	1,358.6	1,354.6	2.5	9,394,247
2023				1,611.2	1,598.5	7.5	8,230,700
2024					1,769.9	242.2	7,504,772
				Total	$7,392.9

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
2020	$1,205.5	$1,382.2	$1,388.7	$1,390.6	$1,392.2
2021		1,108.5	1,266.6	1,270.6	1,272.5
2022			1,152.8	1,345.7	1,349.8
2023				1,351.0	1,586.3
2024					1,421.7
Total					$7,022.5
Outstanding claims and benefits payable before 2020, net of reinsurance					5.5
Claims and benefits payable, net of reinsurance					$375.9

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
85.7%	13.7%	0.4%	0.1%	0.1%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.
Using the December 31, 2024 foreign exchange rates for all years, Global Lifestyle experienced $18.9 million of net favorable loss development for the year ended December 31, 2024, compared to net favorable loss development of $23.6 million and $45.4 million for the years ended December 31, 2023 and 2022, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2020. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Development from Global Lifestyle is attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. For the year ended December 31, 2024, the Global Lifestyle net favorable development of $18.9 million was attributable to Connected Living which contributed $21.5 million comprised of $9.9 million from credit and other insurance, $2.0 million from mobile and $9.6 million from extended service contracts. The favorable development from credit and other insurance was primarily due to refinements in reserve methods coupled with an improving portfolio mix for Europe and the release of reserves for Canadian credit and travel programs where loss assumptions related to COVID-19 did not materialize. For extended service contracts, improvements in data quality for certain US clients allowed for reserve releases and resulted in favorable reserve refinements. Global Automotive experienced net unfavorable development of $2.6 million, driven by higher claim frequencies as more vehicles met the loss criteria in an asset protection product. For the year ended December 31, 2023, the Global Lifestyle net favorable development was primarily attributable to favorable runoff of international credit products where loss assumptions related to inflation and COVID-19 did not materialize. For the year ended December 31, 2022, the release of reserves related to Global Automotive ancillary products due to the strong used vehicle market was a contributing factor.
Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year were $(0.9) million, $0.3 million, and $(0.4) million for the years ended December 31, 2024, 2023 and 2022, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2024
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
2020	$804.1	$804.8	$834.4	$848.9	$847.3	$11.4	191,428
2021		784.0	769.0	770.5	761.4	14.5	194,998
2022			862.4	809.4	803.3	38.0	187,384
2023				901.4	814.0	131.8	177,977
2024					1,123.1	441.8	201,149
				Total	$4,349.1

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
2020	$528.8	$730.0	$793.0	$820.8	$831.9
2021		517.6	690.3	727.8	743.0
2022			467.7	701.3	754.5
2023				450.9	665.3
2024					597.9
Total					$3,592.6
Outstanding claims and benefits payable before 2020, net of reinsurance					9.9
Claims and benefits payable, net of reinsurance					$766.4

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
62.5%	26.8%	6.6%	2.8%	1.4%
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
For the year ended December 31, 2024, Global Housing experienced $109.7 million of net favorable loss development, compared to net favorable loss development of $37.1 million for the year ended December 31, 2023 and unfavorable loss development of $28.9 million for the year ended December 31, 2022. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2020. For the year ended December 31, 2024, the net favorable development for Global Housing was attributable to non-catastrophe claim experience for lender-placed homeowners insurance, as claim experience developed favorably due to easing inflation and favorable frequency compared to initial estimates established during a period with high market uncertainty, stabilization of claim settlement lags, and legislation reform in Florida. For the year ended December 31, 2023, the net favorable development for Global Housing was attributable to similar factors as described for the year ended December 31, 2024. For the year ended December 31, 2022, the net unfavorable development for Global Housing was attributable to lender-placed homeowners insurance, primarily accident year 2020, due to longer claim settlement lags for water damage claims and inflation.

Non-core Operations Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2024
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
2020	$51.3	$47.9	$70.9	$85.0	$81.4	$5.8	58,228
2021		52.5	74.0	98.3	102.1	17.6	54,679
2022			40.0	45.7	55.4	5.0	27,349
2023				7.2	8.5	3.5	13,802
2024					0.5	—	1,210
				Total	$247.9

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2020 Unaudited	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024
2020	$20.0	$30.0	$42.6	$60.8	$69.9
2021		20.8	38.1	58.4	76.3
2022			10.2	19.4	44.1
2023				3.3	4.6
2024					—
Total					$194.9
Outstanding claims and benefits payable before 2019, net of reinsurance					16.5
Claims and benefits payable, net of reinsurance					$69.5

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
22.9%	16.3%	28.0%	21.1%	11.7%
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
For the years ended December 31, 2024, 2023 and 2022, non-core operations contributed net unfavorable loss development of $13.6 million, $40.1 million, and $77.4 million, including $1.3 million, $(0.5) million and $15.3 million from small commercial and $12.3 million, $40.6 million and $62.1 million from sharing economy products, respectively. The Company stopped writing new small commercial business in 2019 and the claims are in runoff. For the year ended December 31, 2024, the net unfavorable development in sharing economy was attributable to reserve increases related to higher settlement values, primarily for accident years 2019 and 2020. In second quarter 2023, the Company entered into a retroactive reinsurance treaty to cover certain known losses and adverse development up to a $50.0 million aggregate limit, relating to the small commercial business. For the year ended December 31, 2023, the net unfavorable development from sharing economy was driven by emerging adverse claim development trends on known claims as well as reserve assumption revisions to reflect relevant industry benchmarks. Both sharing economy and small commercial experienced unfavorable development in the year ended December 31, 2022 on known claims driven by social inflation and the release of the backlog from courts reopening after COVID-19.

Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2024
Net outstanding liabilities
Global Lifestyle	$375.9
Global Housing	766.4
Non-core operations	69.5
Other short-duration insurance lines (1)	15.9
Disposed business short-duration insurance lines (Assurant Health)	1.1
Claims and benefits payable, net of reinsurance	1,228.8

Reinsurance recoverable on unpaid claims
Global Lifestyle (2)	498.2
Global Housing	1,105.8
Non-core operations	50.4
Other short-duration insurance lines (1)	0.9
Disposed business short-duration insurance lines (Assurant Employee Benefits and Assurant Health)	12.2
Total reinsurance recoverable on unpaid claims	1,667.5

Insurance lines other than short-duration (3)	2.2
Unallocated claim adjustment expense	15.7
Other	—
Total claims and benefits payable	$2,914.2
(1)Asbestos and pollution reserves represents $13.4 million of the other short-duration insurance lines, with $0.9 million recoveries.
(2)Disposed of property and casualty business represents $153.5 million of the $498.2 million in reinsurance recoverables for Global Lifestyle.
(3)Amount consists of certain long-duration contract exposures, primarily claims and benefits payable on run-off blocks of universal life policies.
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

	December 31,
	2024	2023
Ceded future policyholder benefits and expense	$340.7	$339.9
Ceded unearned premium	5,188.5	5,265.2
Ceded claims and benefits payable	1,808.9	971.4
Ceded paid losses	241.4	72.7
Total	$7,579.5	$6,649.2
A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for the reinsurers in new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2024 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$340.7	$50.6	$199.3	$12.3	$602.9
A or A-	—	7.2	33.6	3.9	44.7
B++ or B	—	9.2	2.3	—	11.5
Not Rated (1)	—	5,121.5	1,573.7	230.2	6,925.4
Total	340.7	5,188.5	1,808.9	246.4	7,584.5
Less: Allowance	—	—	—	(5.0)	(5.0)
Net reinsurance recoverable	$340.7	$5,188.5	$1,808.9	$241.4	$7,579.5
(1)Not Rated ceded claims and benefits payable included reinsurance recoverables of $911.7 million as of December 31, 2024 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
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
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2024			2023			2022
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$13.4	$18,820.1	$18,833.5	$14.4	$18,308.4	$18,322.8	$19.3	$17,475.3	$17,494.6
Premiums assumed	—	178.6	178.6	—	186.4	186.4	—	196.7	196.7
Premiums ceded	(8.0)	(9,208.3)	(9,216.3)	(7.9)	(9,113.3)	(9,121.2)	(12.3)	(8,913.7)	(8,926.0)
Net earned premiums	$5.4	$9,790.4	$9,795.8	$6.5	$9,381.5	$9,388.0	$7.0	$8,758.3	$8,765.3
Direct policyholder benefits	$33.7	$8,777.1	$8,810.8	$36.5	$7,568.2	$7,604.7	$55.6	$7,616.8	$7,672.4
Policyholder benefits assumed	0.1	276.9	277.0	—	241.9	241.9	—	163.4	163.4
Policyholder benefits ceded	(30.3)	(6,291.0)	(6,321.3)	(31.8)	(5,293.0)	(5,324.8)	(51.8)	(5,424.2)	(5,476.0)
Net policyholder benefits	$3.5	$2,763.0	$2,766.5	$4.7	$2,517.1	$2,521.8	$3.8	$2,356.0	$2,359.8
The Company had zero invested assets held in trusts or by custodians as of December 31, 2024 and 2023, for the benefit of others related to certain reinsurance arrangements.
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
Business Divestitures
The Company has used reinsurance to sell certain businesses in the past because the businesses shared legal entities with operating segments that the Company retained. Assets backing reserves reinsured under these sales are mainly held in trusts or separate accounts. If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts or the separate accounts, if any, could prove insufficient to support the liabilities that would revert back to the Company. The reinsurance recoverables relating to these divestitures amounted to $643.2 million as of December 31, 2024, of which $471.5 million was attributable to John Hancock, which reinsures the long-term care business and has an A.M. Best financial strength rating of A+ with a stable outlook.
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
As of December 31, 2024, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of John Hancock and the Company has not been obligated to fulfill any of its obligations. John Hancock has paid its obligations when due and there have been no disputes.
18. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	175.0	174.3	175.0	173.7
4.90% Senior Notes due March 2028	300.0	298.6	300.0	298.2
3.70% Senior Notes due February 2030	350.0	348.2	350.0	347.9
2.65% Senior Notes due January 2032	350.0	347.3	350.0	347.0
6.75% Senior Notes due February 2034	275.0	272.8	275.0	272.7
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (1)	400.0	397.7	400.0	397.0
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.1
Total Debt		$2,083.1		$2,080.6
(1)Bears a 7.00% annual interest rate to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter. Under the terms of the debt agreement, a substitute or successor base rate will be since the LIBOR base rate has been discontinued.
For the years ended December 31, 2024, 2023 and 2022, interest expense was $107.0 million, $108.0 million and $108.3 million, respectively. Interest expense includes derivative related activities described in the interest rate derivatives section below. There was $33.5 million and $33.5 million of accrued interest as of December 31, 2024 and 2023, respectively.

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
2048 Subordinated Notes: In March 2018, the Company issued fixed-to-floating rate subordinated notes due March 2048 with principal amount of $400.0 million (the “2048 Subordinated Notes”), which bear interest from March 2018 to March 2028 at an annual rate of 7.00%, payable semi-annually. The 2048 Subordinated Notes will bear interest at an annual rate equal to three-month LIBOR plus 4.135%, payable quarterly, beginning in June 2028. Under the terms of the debt agreement, a substitute or successor base rate will be used since the LIBOR base rate has been discontinued. On or after March 2028, the Company may redeem the 2048 Subordinated Notes in whole at any time or in part from time to time, at a redemption price equal to their principal amount plus accrued and unpaid interest, provided that if they are not redeemed in whole, a minimum amount must remain outstanding. At any time prior to March 2028, the Company may redeem the 2048 Subordinated Notes in whole but not in part, within 90 days after the occurrence of a tax event, rating agency event or regulatory capital event as defined in the global note representing the 2048 Subordinated Notes, at a redemption price equal to (i) with respect to a rating agency event, 102% of their principal amount and (ii) with respect to a tax event or a regulatory capital event, their principal amount plus accrued and unpaid interest.
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
The Company made no borrowings using the Credit Facility during the year ended December 31, 2024 and no loans were outstanding as of December 31, 2024.

The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $500.0 million was available at December 31, 2024.
The Company did not use the commercial paper program during the years ended December 31, 2024 or 2023 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2024 or 2023.
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
Interest Rate Derivatives
From time to time, the Company has entered into derivative transactions to hedge the risk associated with changes in interest rates in anticipation of debt issuances. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized deferred gains upon settlement that were reported through other comprehensive income. The deferred gains are recognized as a reduction in interest expense related to the 2026 Senior Notes, the 2028 Senior Notes and the 2048 Subordinated Notes on an effective yield basis. The amortization of the deferred gain was $2.7 million, $2.8 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The remaining total deferred gain as of December 31, 2024 and 2023 was $8.1 million and $10.8 million, respectively.
19. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2024	2023	2022
Shares of common stock outstanding, beginning	51,955,994	52,830,381	55,754,113
Vested restricted stock and restricted stock units, net (1)	178,120	170,911	179,434
Issuance related to performance share units (1)	133,136	142,091	147,546
Issuance related to ESPP	115,019	131,815	96,846
Shares of common stock repurchased	(1,548,520)	(1,319,204)	(3,347,558)
Shares of common stock outstanding, ending	50,833,749	51,955,994	52,830,381
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
During the year ended December 31, 2024, the Company repurchased 1,548,520 shares of the Company’s outstanding common stock at a cost of $299.9 million, exclusive of commissions, leaving $374.5 million remaining under the November 2023 repurchase authorization at December 31, 2024. During the years ended December 31, 2023 and 2022, the Company repurchased 1,319,204 and 3,347,558 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $200.0 million and $567.6 million, respectively.

The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
20. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
Long-Term Equity Incentive Plan
Under the Assurant, Inc. 2017 Long-Term Equity Incentive Plan (the “ALTEIP”), as amended and restated in November 2023, the Company is authorized to issue up to 1,840,112 new shares of the Company’s common stock to employees, officers, consultants and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights, restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance units (also known as performance share units or “PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
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
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2023	577,617	$129.58
Grants (1)	192,760	181.54
Vests (2)	(252,910)	134.34
Forfeitures and adjustments	(14,513)	148.72
Restricted stock units outstanding at December 31, 2024	502,954	$146.56
Restricted stock units vested, but deferred at December 31, 2024	71,179	$103.86
(1)The weighted average grant date fair value for RSUs granted in 2023 and 2022 was $116.76 and $172.46, respectively.
(2)The total fair value of RSUs vested was $45.5 million, $29.9 million and $47.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table shows a summary of RSU compensation expense during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
RSU compensation expense	$33.0	$31.7	$34.9
Income tax benefit	(6.1)	(6.0)	(6.4)
RSU compensation expense, net of tax	$26.9	$25.7	$28.5

As of December 31, 2024, there was $19.1 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 0.91 years.
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
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding at December 31, 2023	598,755	$151.63
Grants (1)	188,407	207.00
Vests (2)	(220,055)	147.85
Performance adjustment (3)	28,890	146.19
Forfeitures and adjustments	(10,491)	165.01
Performance share units outstanding at December 31, 2024	585,506	$170.44
(1)The weighted average grant date fair value for PSUs granted in 2023 and 2022 was $114.91 and $217.33, respectively.
(2)The total fair value of PSUs vested was $39.8 million, $25.8 million and $42.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

	For awards granted during the years ended December 31,
	2024	2023	2022
Expected volatility	25.76%	26.84%	33.82%
Expected term (years)	2.79	2.80	2.80
Risk free interest rate	4.44%	3.93%	2.09%

The following table shows a summary of PSU compensation expense during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
PSU compensation expense	$45.4	$40.3	$24.8
Income tax benefit	(6.0)	(5.8)	(3.7)
PSU compensation expense, net of tax	$39.4	$34.5	$21.1
As of December 31, 2024, there was $37.6 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.85 years.
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
In January 2025, the Company issued 50,763 shares of common stock at a discounted price of $150.20 for the offering period of July 1, 2024 through December 31, 2024. In January 2024, the Company issued 65,049 shares of common stock at a discounted price of $113.26 for the offering period of July 1, 2023 through December 31, 2023.
In July 2024, the Company issued 49,969 shares of common stock to employees at a discounted price of $149.63 for the offering period of January 1, 2024 through June 30, 2024. In July 2023, the Company issued 66,306 shares of common stock to employees at a discounted price of $113.15 for the offering period of January 1, 2023 through June 30, 2023.
The compensation expense recorded related to the ESPP was $2.8 million, $3.1 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The related income tax benefit for disqualified disposition was $0.2 million for the year ended December 31, 2024, and 0.1 million for the years ended December 31, 2023 and 2022.
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

	For awards issued during the years ended December 31,
	2024	2023	2022
Expected volatility	19.60 - 23.95%	28.57 - 31.63%	20.96 - 25.05%
Risk free interest rates	5.24 - 5.37%	4.77 - 5.53%	0.22 - 2.52%
Dividend yield	1.68 - 1.71%	2.18 - 2.20%	1.54 - 1.73%
Expected term (years)	0.5	0.5	0.5
Non-Stock Based Incentive Plans
Deferred Compensation
The Company’s deferred compensation programs consist of the AIP, the ASIC and the ADC. The AIP and the ASIC provided key employees the ability to exchange a portion of their compensation for options to purchase certain third-party mutual funds. The AIP and the ASIC were frozen in December 2004 and no additional contributions can be made to either the AIP or the ASIC. Effective March 1, 2005 and amended and restated on January 1, 2025, the ADC Plan was established in order to comply with the American Jobs Creation Act of 2004 (the “Jobs Act”) and Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”). The ADC provides key employees the ability to defer a portion of their eligible compensation to be notionally invested in a variety of mutual funds. Deferrals and withdrawals under the ADC are intended to be fully compliant with the Jobs Act definition of eligible compensation and distribution requirements.
21. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(63.3)	(43.0)	—	(13.4)	(119.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	56.6	(6.3)	(1.7)	48.6
Net current-period other comprehensive income (loss)	(63.3)	13.6	(6.3)	(15.1)	(71.1)
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)

	Year Ended December 31, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive income (loss) before reclassifications	42.1	171.9	(0.6)	(17.6)	195.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	35.8	(0.7)	(9.7)	25.4
Net current-period other comprehensive income (loss)	42.1	207.7	(1.3)	(27.3)	221.2
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)

	Year Ended December 31, 2022
	Foreign currency translation adjustment	Net unrealized gains (losses) on securities	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2021	$(326.9)	$256.6	$12.4	$(92.1)	$(150.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(67.1)	(808.7)	—	9.0	(866.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	38.9	(2.6)	(5.7)	30.6
Net current-period other comprehensive income (loss)	(67.1)	(769.8)	(2.6)	3.3	(836.2)
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)

The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2024	2023	2022
Net unrealized losses on investments	$71.6	$45.3	$49.2	Net realized losses on investments and fair value changes to equity securities
	(15.0)	(9.5)	(10.3)	Provision for income taxes
	$56.6	$35.8	$38.9	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(2.8)	$(3.4)	$(3.2)	Interest expense
Foreign exchange derivatives	(5.2)	2.5	—	Underwriting, selling, general and administrative expenses
	(8.0)	(0.9)	(3.2)
	1.7	0.2	0.6	Provision for income taxes
	$(6.3)	$(0.7)	$(2.6)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.2	$1.0	$4.4	(1)
Amortization of prior service credit	(13.5)	(13.5)	(13.5)	(1)
Settlement loss	10.2	0.2	1.9	(1)
	(2.1)	(12.3)	(7.2)
	0.4	2.6	1.5	Provision for income taxes
	$(1.7)	$(9.7)	$(5.7)	Net of tax
Total reclassifications for the period	$48.6	$25.4	$30.6	Net of tax
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

The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2024	2023	2022
Property and casualty companies	$546.0	$529.4	$283.5
Life and health companies	22.2	13.7	20.0
Total statutory net income	$568.2	$543.1	$303.5

	December 31,
	2024	2023
Property and casualty companies	$1,642.8	$1,461.4
Life and health companies	85.5	87.6
Total statutory capital and surplus	$1,728.3	$1,549.0
The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus amounts presented above do not include non-insurance subsidiaries and foreign insurance subsidiaries in accordance with SAP.
Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company’s insurance subsidiaries expect to exceed minimum RBC requirements as of December 31, 2024. In addition, all of our rated insurance subsidiaries currently maintain an A.M. Best financial strength rating of A.
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S. domiciled insurance subsidiaries could pay to the Company in 2025 without regulatory approval is approximately $524.2 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.
23. Retirement and Other Employee Benefits
Defined Benefit Plans
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. The funding policy considers several factors to determine such additional amounts, including items such as the amount of service cost plus 15% of the Assurant Pension Plan deficit and the capital position of the Company. During the year ended December 31, 2024, there were no contributions to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funding status, no contributions to the Assurant Pension Plan are expected during the year ending December 31, 2025. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2024.
The Company also has various non-contributory, non-qualified supplemental plans covering certain employees including the Assurant Executive Pension Plan and the Assurant Supplemental Executive Retirement Plan (the “SERP”). Since these plans are “non-qualified” they are not subject to the requirements of IRC 401(a) and ERISA. As such, the Company is not required, and does not, fund these plans. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. The Company has the right to modify or terminate these benefits; however, the Company will not be relieved of its obligation to plan participants for their vested benefits.
In addition, the Company provides certain health care benefits (“Retirement Health Benefits”) and life benefits for retired employees and their dependents. On July 1, 2011, the Company terminated certain Retirement Health Benefits for employees who did not qualify for “grandfathered” status and no longer offers these benefits to new hires. The Company contribution, plan design and other terms of the remaining benefits did not change for those grandfathered employees. The Company has the right to modify or terminate these benefits.
Effective January 1, 2014, the Pension Benefits plans were closed to new hires. Effective March 1, 2016, the Pension Benefits, Retirement Health Benefits and life benefits (together, the “Plans”) were amended such that no additional benefits will be earned after February 29, 2016.
In February 2020, the Company amended the Retirement Health Benefits to terminate effective December 31, 2024 (the “Termination Date”). Benefits will be paid through the Termination Date. The Retirement Health Benefits obligations were remeasured using a discount rate of 1.55%, selected based on a cash flow analysis using a bond yield curve as of February 29, 2020, and the fair market value of the Retirement Health Benefits assets as of February 29, 2020. The remeasurement resulted in a reduction to the Retirement Health Benefits obligations of $65.6 million and a corresponding prior service credit in AOCI. This prior service credit has been fully amortized in the net periodic benefit cost as of December 31, 2024.
The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Retirement Health Benefits
	2024	2023	2024	2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(599.8)	$(598.5)	$(4.9)	$(9.9)
Interest cost	(28.9)	(30.5)	(0.2)	(0.4)
Actuarial gain	49.5	(15.8)	(0.5)	0.3
Benefits paid	35.1	45.0	4.7	5.1
Projected benefit obligation at end of year	$(544.1)	$(599.8)	$(0.9)	$(4.9)
Change in plan assets
Fair value of plan assets at beginning of year	$636.7	$641.8	$26.0	$29.4
Actual return on plan assets	11.2	35.9	0.3	1.5
Employer contributions	4.7	5.4	0.2	0.2
Settlements	(34.3)	—	—	—
Benefits paid (including administrative expenses)	(37.0)	(46.4)	(4.7)	(5.1)
Net transfer in/(out) (including effect of any business combinations/divestitures)	—	—	(21.8)	—
Fair value of plan assets at end of year	$581.3	$636.7	$—	$26.0
Funded status at end of year	$37.2	$36.9	$(0.9)	$21.1

In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

As of December 31, 2024 and 2023, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2024	2023	2024	2023	2024	2023
Fair value of plan assets	$581.3	$636.7	$—	$—	$581.3	$636.7
Projected benefit obligation	(497.2)	(550.1)	(46.9)	(49.7)	(544.1)	(599.8)
Funded status at end of year	$84.1	$86.6	$(46.9)	$(49.7)	$37.2	$36.9
Accumulated benefit obligation	$497.2	$550.1	$46.9	$49.7	$544.1	$599.8

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Retirement Health Benefits
	2024	2023	2024	2023
Assets	$84.1	$86.6	$—	$21.1
Liabilities	$(46.9)	$(49.7)	$(0.9)	$—

Amounts recognized in AOCI consist of:

	Pension Benefits			Retirement Health Benefits
	2024	2023	2022	2024	2023	2022
Net (loss) gain	$(162.7)	$(158.5)	$(137.5)	$(3.3)	$(1.8)	$(2.1)
Prior service (cost) credit	(0.3)	(0.3)	(0.4)	—	13.4	27.2
	$(163.0)	$(158.8)	$(137.9)	$(3.3)	$11.6	$25.1
Components of net periodic benefit cost, recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Pension Benefits			Retirement Health Benefits
	2024	2023	2022	2024	2023	2022
Net periodic benefit cost
Interest cost	$28.9	$30.5	$18.0	$0.2	$0.4	$0.1
Expected return on plan assets	(40.1)	(40.9)	(27.5)	(1.3)	(1.5)	(1.4)
Amortization of prior service credit (cost)	—	—	0.1	(13.6)	(13.6)	(13.6)
Amortization of net loss (gain)	1.2	1.0	5.1	—	—	(0.7)
Curtailment/settlement loss	10.2	0.2	1.9	—	—	—
Net periodic benefit cost	$0.2	$(9.2)	$(2.4)	$(14.7)	$(14.7)	$(15.6)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net (gain) loss	15.5	22.2	(18.6)	1.5	(0.2)	7.6
Amortization of prior service (cost) credit	—	—	(0.1)	13.6	13.6	13.6
Amortization of net (loss) gain	(11.3)	(1.2)	(7.0)	—	—	0.7
Total recognized in accumulated other comprehensive (loss) income	$4.2	$21.0	$(25.7)	$15.1	$13.4	$21.9
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$4.4	$11.8	$(28.1)	$0.4	$(1.3)	$6.3
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
Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31, 2024, 2023 and 2022:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.60%	5.14%	5.42%	5.51%	5.11%	5.42%	5.69%	5.63%	5.36%
Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31, 2024, 2023 and 2022:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Retirement Health Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rates:
Effective discount rate for benefit obligations	5.14%	5.42%	2.79%	5.11%	5.42%	2.68%	5.24%	5.36%	1.08%
Effective rate for interest on benefit obligations	5.07%	5.34%	2.30%	5.04%	5.33%	2.05%	5.86%	5.37%	1.02%
Expected long-term return on plan assets	5.70%	5.70%	3.65%	—%	—%	—%	5.70%	5.70%	3.65%
The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2024, 2023 and 2022. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 341 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 30 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was 1.7%, 5.6% and (16.9)% for the years ended December 31, 2024, 2023 and 2022 respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2024	2023	2022
Health care cost trend rate assumed for next year (1):
Pre-65 Non-reimbursement Plan	N/A	5.6%	5.4%
Post-65 Non-reimbursement Plan (Medical)	N/A	4.0%	4.2%
Post-65 Non-reimbursement Plan (Rx)	N/A	7.0%	6.6%
Pre-65 Reimbursement Plan	N/A	5.5%	5.4%
Post-65 Reimbursement Plan	N/A	5.5%	5.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (1)	N/A	4.0%	4.0%
Year that the rate reaches the ultimate trend rate (1)
Pre-65 Non-reimbursement Plan	N/A	2045	2045
Post-65 Non-reimbursement Plan (Medical & Rx)	N/A	2045	2045
Pre-65 Reimbursement Plan	N/A	2045	2045
Post-65 Reimbursement Plan	N/A	2045	2045
(1)The Retirement Health Benefits Plan terminated effective December 31, 2024. Since the plan has terminated, there are no costs to bring forward to the following year so none of the trend rates are applicable for 2024.
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
The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2024, 87% of plan assets were invested in fixed maturity securities and 18%, 17% and 11% of those securities were concentrated in the energy and power, finance and real estate, and communication industries, respectively, with no exposure to any single creditor in excess of 4%, 5% and 13% of those industries, respectively. As of December 31, 2024, 5% of plan assets were invested in equity securities and 100% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.

The fair value hierarchy for the Company’s qualified pension plan and other postretirement benefit plan assets at December 31, 2024 by asset category, is as follows:

Qualified Pension Benefits	December 31, 2024
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$7.8	$—	$7.8
Equity securities:
Mutual funds - U.S. listed large cap	29.2	29.2	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	144.0	—	144.0
Corporate - U.S. & foreign investment grade	334.7	—	334.7
Corporate - U.S. & foreign high yield	10.9	—	10.9
Mutual funds - U.S. investment grade	14.4	14.4	—
Other investments measured at net asset value (1)	106.6	—	—
Total financial assets (2)	$647.6	$43.6	$497.4
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $46.9 million, $4.7 million and $55.0 million as of December 31, 2024 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.

Retirement Health Benefits	December 31, 2024
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$—	$—	$—
Equity securities:
Mutual funds - U.S. listed large cap	—	—	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	—	—	—
Corporate - U.S. & foreign investment grade	—	—	—
Corporate - U.S. & foreign high yield	—	—	—
Other investments measured at net asset value	—	—	—
Total financial assets (1)	$—	$—	$—
(1)The Retirement Health Benefits Plan terminated effective December 31, 2024. In accordance with the change in plan assets shown above, this table reflects the net transfer out of plan assets.

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

The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Retirement Health Benefits
2025	$49.6	$0.1
2026	49.7	0.1
2027	48.2	0.1
2028	48.1	—
2029	48.1	—
2030 - 2034	215.3	0.3
Total	$459.0	$0.6
Defined Contribution Plan
The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants on retirement or disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $43.5 million for the year ended December 31, 2024 and $44.1 million for the years ended December 31, 2023 and 2022.
24. Earnings Per Common Share
The following table presents net income, the weighted average common shares used in calculating basic EPS and those used in calculating diluted EPS for each period presented below. Diluted EPS reflects the incremental common shares from common shares issuable upon vesting of PSUs and ESPP using the treasury stock method. Refer to Notes 19 and 20 for further information regarding potential common stock issuances. The outstanding RSUs have non-forfeitable rights to dividend equivalents and are therefore included in calculating basic and diluted EPS under the two-class method.

	Years Ended December 31,
	2024	2023	2022
Numerator
Net income	$760.2	$642.5	$276.6
Less: Common stock dividends paid	(155.9)	(152.3)	(150.2)
Undistributed earnings	$604.3	$490.2	$126.4
Denominator
Weighted average common shares outstanding used in basic per common share calculations	52,231,729	53,455,139	54,371,531
Incremental common shares from:
PSUs	324,484	294,808	348,036
ESPP	24,889	33,122	62,961
Weighted average common shares outstanding used in diluted per common share calculations	52,581,102	53,783,069	54,782,528
Earnings per common share – Basic
Distributed earnings	$2.99	$2.85	$2.76
Undistributed earnings	11.56	9.17	2.33
Net income	$14.55	$12.02	$5.09
Earnings per common share – Diluted
Distributed earnings	$2.97	$2.83	$2.74
Undistributed earnings	11.49	9.12	2.31
Net income	$14.46	$11.95	$5.05
Average PSUs totaling 48,859, 56,456 and 52,982 for the years ended December 31, 2024, 2023 and 2022, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

25. Restructuring and Related Impairment Charges
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
In September 2023, the Company amended and extended the December 2022 plan to include additional actions within the initiatives described above, including further consolidation of its real estate portfolio and additional changes to its organizational structure. The Company now expects to complete these actions in 2025.
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2024 and 2023, the cumulative costs incurred as of December 31, 2024 and the estimated total costs incurred. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs incurred for the year ended December 31,		Estimated Remaining Costs	Estimated Total Costs
	2024	2023
Transformational plan:
Severance and other employee benefits	$4.5	$21.0	$—	$57.2
Total transformational plan	4.5	21.0	—	57.2
Return to work strategy:
Contract exit costs	0.9	6.5	—	22.9
Fixed asset impairment	—	1.2	—	2.3
Right-of-use asset impairment	—	5.6	—	10.2
Total return to work strategy	0.9	13.3	—	35.4
Total restructuring and impairment charges	$5.4	$34.3	$—	$92.6
The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan		Return to Work Strategy (contract exit costs)
Balance at January 1, 2022	$29.3		$19.3
Charges incurred	23.0		8.8
Non-cash adjustment	(2.0)		(2.3)
Cash payments	(22.5)		(8.7)
Balance at December 31, 2023	27.8	27.8	17.1
Charges incurred	5.5		1.1
Non-cash adjustment	(1.0)		(0.2)
Cash payments	(18.9)		(6.8)
Balance at December 31, 2024	$13.4		$11.2
26. Commitments and Contingencies
Leases
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.

As of December 31, 2024 and 2023, the lease liability was $62.4 million and $35.3 million, respectively, included in accounts payable and other liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, the right-of-use asset was $54.1 million and $23.0 million, respectively, included in other assets in the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022 the operating lease cost recognized for leases with terms in excess of 12 months was $23.2 million, $19.0 million and $18.1 million respectively, and related cash outflows reducing the lease liability were $23.4 million, $19.4 million and $19.3 million, respectively. As of December 31, 2024, the weighted average remaining lease term and discount rate was 5.2 years and 5.6%, respectively. As of December 31, 2023, the weighted average remaining lease term and discount rate was 5.0 years and 5.0%, respectively. For the years ended December 31, 2024, 2023 and 2022 the short-term lease cost recognized for leases with terms of 12 months or less was $1.1 million, $1.1 million and $1.5 million, respectively.
At December 31, 2024, the lease liability by maturity is as follows:

2025	$17.7
2026	16.2
2027	12.6
2028	9.8
2029	8.3
Thereafter	7.1
Total future lease payments	71.7
Less: Imputed interest	(9.3)
Total lease liability	$62.4
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.8 million and $2.9 million of letters of credit outstanding as of December 31, 2024 and 2023, respectively.
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

27. Subsequent Events
The California Wildfires began in January 2025, causing significant damage throughout the Los Angeles metropolitan area and surrounding regions. At the time of this filing, the claims process continues and our current view is that reportable catastrophes from the California Wildfires are expected to approach or slightly exceed our catastrophe reinsurance program per event retention of $150 million. There is inherent variability in our estimates of early loss projections and claims severity, and therefore the estimate may change as additional information emerges.

Assurant, Inc.
Schedule I – Summary of Investments - Other Than Investments in Related Parties

	December 31, 2024
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$54.5	$51.2	$51.2
States, municipalities and political subdivisions	128.7	119.1	119.1
Foreign governments	484.6	462.1	462.1
Asset-backed	940.3	937.3	937.3
Commercial mortgage-backed	371.8	336.4	336.4
Residential mortgage-backed	690.0	641.1	641.1
U.S. corporate	3,364.3	3,187.4	3,187.4
Foreign corporate	1,490.6	1,440.5	1,440.5
Total fixed maturity securities	7,524.8	7,175.1	7,175.1
Equity securities:
Common stocks	32.3	3.5	3.5
Non-redeemable preferred stocks	177.5	176.2	176.2
Mutual funds	28.9	28.8	28.8
Total equity securities	238.7	208.5	208.5
Commercial mortgage loans on real estate	342.5		342.5
Short-term investments	281.6		281.6
Other investments	536.8		536.8
Total investments	$8,924.4		$8,544.5

Assurant, Inc.
Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2024	2023
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$6,109.1	$5,945.1
Fixed maturity securities available for sale, at fair value (amortized cost – $485.7 and $492.2 at December 31, 2024 and 2023, respectively)	482.7	488.6
Short-term investments	24.7	15.7
Other investments	87.7	79.5
Total investments	6,704.2	6,528.9
Cash and cash equivalents	164.9	106.2
Receivable from subsidiaries, net	42.9	77.7
Income tax receivable	193.5	10.9
Accrued investment income	4.1	4.6
Property and equipment, at cost less accumulated depreciation	332.4	327.5
Other assets	120.5	126.2
Total assets	$7,562.5	$7,182.0
Liabilities
Accounts payable and other liabilities	$372.7	$291.9
Debt	2,083.1	2,080.6
Total liabilities	2,455.8	2,372.5
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 53,129,838 and 54,252,083 shares issued and 50,833,749 and 51,955,994 shares outstanding at December 31, 2024 and 2023, respectively	0.5	0.6
Additional paid-in capital	1,686.8	1,668.5
Retained earnings	4,378.3	4,028.2
Accumulated other comprehensive loss	(836.1)	(765.0)
Treasury stock, at cost; 2,296,089 shares at December 31, 2024 and 2023	(122.8)	(122.8)
Total stockholders’ equity	5,106.7	4,809.5
Total liabilities and stockholders’ equity	$7,562.5	$7,182.0

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Revenues
Net investment income	$28.8	$21.0	$13.8
Net realized gains (losses) on investments and fair value changes to equity securities	1.2	(9.8)	(35.8)
Fees and other income	332.2	318.8	283.9
Equity in net income of subsidiaries	908.8	786.3	462.1
Total revenues	1,271.0	1,116.3	724.0
Expenses
General and administrative expenses	480.5	419.0	402.4
Interest expense	107.0	108.0	108.3
(Gain) loss on extinguishment of debt (Note 18 to the Consolidated Financial Statements)	—	(0.1)	0.9
Total expenses	587.5	526.9	511.6
Income before benefit for income taxes	683.5	589.4	212.4
Benefit for income taxes	(76.7)	(53.1)	(64.2)
Net income	$760.2	$642.5	$276.6

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$760.2	$642.5	$276.6
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(0.1), $(3.4) and $4.5 for the years ended December 31, 2024, 2023 and 2022, respectively	0.5	29.0	(20.2)
Change in unrealized gains on derivative transactions, net of taxes of $1.7, $0.3 and $0.7 for the years ended December 31, 2024, 2023 and 2022, respectively	(6.3)	(1.3)	(2.6)
Change in foreign currency translation, net of taxes of $0.0, $0.0 and $0.4 for the years ended December 31, 2024, 2023 and 2022, respectively	—	—	(1.4)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $4.0, $7.2 and $(0.8) for the years ended December 31, 2024, 2023 and 2022, respectively	(15.2)	(27.1)	3.0
Change in subsidiary other comprehensive income	(50.1)	220.6	(815.0)
Total other comprehensive income (loss)	(71.1)	221.2	(836.2)
Total comprehensive income attributable to stockholders	$689.1	$863.7	$(559.6)

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Operating Activities
Net cash provided by operating activities	$447.9	$345.1	$209.0
Investing Activities
Sales of:
Fixed maturity securities available for sale	278.9	183.4	659.0
Equity securities	1.7	—	5.0
Other invested assets	—	8.0	2.2
Property, buildings and equipment	—	1.0	3.1
Subsidiary, net of cash transferred	—	—	4.8
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	87.5	172.2	178.4
Purchases of:
Fixed maturity securities available for sale	(18.0)	(155.4)	(3.9)
Equity securities	—	—	(1.5)
Other invested assets	(0.7)	—	(0.2)
Property and equipment and other	(165.3)	(175.1)	(145.6)
Capital contributed to subsidiaries	(87.8)	(8.9)	(91.8)
Return of capital contributions from subsidiaries	—	7.1	10.5
Change in short-term investments	(8.0)	3.4	33.4
Other	—	—	(0.1)
Net cash provided by investing activities	88.3	35.7	653.3
Financing Activities
Issuance of debt, net of issuance costs (Note 18 to the Consolidated Financial Statements)	—	173.2	—
Repayment of debt (Note 18)	—	(225.0)	(75.9)
Acquisition of common stock	(307.4)	(193.1)	(572.8)
Common stock dividends paid	(155.9)	(152.3)	(150.2)
Employee stock purchases and withholdings	(14.2)	(4.2)	(19.5)
Net cash used in financing activities	(477.5)	(401.4)	(818.4)
Change in cash and cash equivalents	58.7	(20.6)	43.9
Cash and cash equivalents at beginning of period	106.2	126.8	82.9
Cash and cash equivalents at end of period	$164.9	$106.2	$126.8

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements
Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 20, 2025.

Assurant, Inc.
Schedule III – Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits and expenses	Unearned premiums	Claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)	Property and Casualty premiums written
(in millions)
Year Ended December 31, 2024
Global Lifestyle	$9,853.7	$7.8	$18,387.4	$873.9	$7,506.0	$356.6	$1,738.6	$3,736.6	$3,075.3	$830.8
Global Housing	136.0	—	1,813.6	1,885.3	2,281.0	127.3	1,010.2	229.0	673.9	2,493.4
Corporate and Other	3.1	528.9	10.4	155.0	—	27.2	—	—	149.8	—
Other Reconciling Items (2)	—	—	—	—	8.8	7.8	17.7	—	212.1	—
Total	$9,992.8	$536.7	$20,211.4	$2,914.2	$9,795.8	$518.9	$2,766.5	$3,965.6	$4,111.1	$3,324.2
Year Ended December 31, 2023
Global Lifestyle	$9,853.1	$8.6	$18,550.5	$770.0	$7,362.6	$347.5	$1,607.9	$3,916.2	$2,592.5	$848.3
Global Housing	111.4	—	1,554.9	989.9	2,014.5	109.7	862.0	203.5	612.9	2,075.4
Corporate and Other	2.7	478.6	5.0	229.3	—	21.4	0.1	—	130.5	—
Other Reconciling Items (2)	—	—	—	—	10.9	10.5	51.8	—	239.5	—
Total	$9,967.2	$487.2	$20,110.4	$1,989.2	$9,388.0	$489.1	$2,521.8	$4,119.7	$3,575.4	$2,923.7
Year Ended December 31, 2022
Global Lifestyle	$9,566.9	$9.5	$18,328.4	$665.0	$6,952.3	$253.6	$1,356.6	$3,430.0	$2,719.5	$907.1
Global Housing	106.9	—	1,468.7	1,289.8	1,751.6	75.8	884.1	232.6	597.7	1,896.3
Corporate and Other	3.3	498.4	5.3	255.2	—	26.9	0.5	—	126.1	—
Other Reconciling Items (2)	—	—	—	—	61.4	7.8	118.6	—	260.4	—
Total	$9,677.1	$507.9	$19,802.4	$2,210.0	$8,765.3	$364.1	$2,359.8	$3,662.6	$3,703.7	$2,803.4
(1)Includes amortization of value of business acquired and underwriting, general and administrative expenses.
(2)Other reconciling items reflect the items excluded from the segment measure of profitability, Adjusted EBITDA. See Note 5 for more information on Adjusted EBITDA and the reconciliation of the segment Adjusted EBITDA to the consolidated net income from continuing operations.

Assurant, Inc.
Schedule IV – Reinsurance

	Direct amount	Ceded to other Companies	Assumed from other Companies	Net amount	Percentage of amount assumed to net
	(in millions)
Year Ended December 31, 2024
Life Insurance in Force	$7,097.2	$4,659.9	$0.2	$2,437.5	—%
Premiums:
Life insurance	$198.0	$141.9	$0.1	$56.2	0.2%
Accident and health insurance	342.8	250.9	2.6	94.5	2.8%
Property and liability insurance	18,292.7	8,823.5	175.9	9,645.1	1.8%
Total earned premiums	$18,833.5	$9,216.3	$178.6	$9,795.8	1.8%
Benefits:
Life insurance	$36.5	$24.0	$—	$12.5	—%
Accident and health insurance	53.7	47.4	—	6.3	—%
Property and liability insurance	8,720.6	6,249.9	277.0	2,747.7	10.1%
Total policyholder benefits	$8,810.8	$6,321.3	$277.0	$2,766.5	10.0%
Year Ended December 31, 2023
Life Insurance in Force	$7,555.8	$5,023.0	$0.4	$2,533.2	—%
Premiums:
Life insurance	$162.9	$127.8	$0.1	$35.2	0.3%
Accident and health insurance	525.2	341.5	3.0	186.7	1.6%
Property and liability insurance	17,634.7	8,651.9	183.3	9,166.1	2.0%
Total earned premiums	$18,322.8	$9,121.2	$186.4	$9,388.0	2.0%
Benefits:
Life insurance	$24.5	$14.0	$0.1	$10.6	0.9%
Accident and health insurance	77.2	60.2	0.5	17.5	2.9%
Property and liability insurance	7,503.0	5,250.6	241.3	2,493.7	9.7%
Total policyholder benefits	$7,604.7	$5,324.8	$241.9	$2,521.8	9.6%
Year Ended December 31, 2022
Life Insurance in Force	$7,208.5	$4,837.8	$1.7	$2,372.4	0.1%
Premiums:
Life insurance	$166.7	$128.2	$0.1	$38.6	0.3%
Accident and health insurance	508.4	331.0	3.0	180.4	1.7%
Property and liability insurance	16,819.5	8,466.8	193.6	8,546.3	2.3%
Total earned premiums	$17,494.6	$8,926.0	$196.7	$8,765.3	2.2%
Benefits:
Life insurance	$32.2	$20.6	$—	$11.6	—%
Accident and health insurance	76.8	65.5	0.4	11.7	3.4%
Property and liability insurance	7,563.4	5,389.9	163.0	2,336.5	7.0%
Total policyholder benefits	$7,672.4	$5,476.0	$163.4	$2,359.8	6.9%

Assurant, Inc.
Schedule V – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2024
Valuation allowance for foreign deferred tax assets	$16.1	$(5.2)	$5.8	$—	$16.7
Allowance for credit losses:
Commercial mortgage loans on real estate	4.0	2.5	—	—	6.5
Premiums and accounts receivable	9.0	1.1	(0.3)	2.6	7.2
Dealer loan receivable	0.7	—	(0.1)	—	0.6
Reinsurance recoverables	4.8	0.2	—	—	5.0
High deductible recoverables	8.3	(6.9)	—	—	1.4
Total	$42.9	$(8.3)	$5.4	$2.6	$37.4
For the Year Ended December 31, 2023
Valuation allowance for foreign deferred tax assets	$23.6	$(7.5)	$—	$—	$16.1
Allowance for credit losses:
Commercial mortgage loans on real estate	1.8	2.2	—	—	4.0
Premiums and accounts receivable	9.2	3.5	(0.1)	3.6	9.0
Dealer loan receivable	1.7	—	(1.0)	—	0.7
Reinsurance recoverables	5.4	(0.6)	—	—	4.8
High deductible recoverables	10.3	(2.0)	—	—	8.3
Total	$52.0	$(4.4)	$(1.1)	$3.6	$42.9
For the Year Ended December 31, 2022
Valuation allowance for foreign deferred tax assets	$25.1	$(1.5)	$—	$—	$23.6
Allowance for credit losses:
Commercial mortgage loans on real estate	1.1	0.7	—	—	1.8
Premiums and accounts receivable	9.4	2.0	(0.2)	2.0	9.2
Dealer loan receivable	2.5	—	(0.8)	—	1.7
Reinsurance recoverables	5.0	0.4	—	—	5.4
High deductible recoverables	0.0	10.3	—	—	10.3
Total	$43.1	$11.9	$(1.0)	$2.0	$52.0