Form 10-Q
period 2025-03-31
ASSURANT, INC.
filed 2025-05-08
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at May 2, 2025 was 50,702,324.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2025	December 31, 2024
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $7,880.8 and $7,524.8 at March 31, 2025 and December 31, 2024, respectively)	$7,626.1	$7,175.1
Equity securities at fair value	204.3	208.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $5.1 and $6.5 at March 31, 2025 and December 31, 2024, respectively)	346.3	342.5
Short-term investments	301.3	281.6
Other investments	565.6	536.8
Total investments	9,043.6	8,544.5
Cash and cash equivalents	1,669.6	1,807.7
Premiums and accounts receivable (net of allowances for credit losses of $7.1 and $7.2 at March 31, 2025 and December 31, 2024, respectively)	1,842.7	2,054.0
Reinsurance recoverables (net of allowances for credit losses of $5.0 at March 31, 2025 and December 31, 2024)	7,361.4	7,579.5
Accrued investment income	139.1	130.5
Deferred acquisition costs	9,959.8	9,992.8
Property and equipment, net	786.3	768.3
Goodwill	2,620.7	2,616.0
Value of business acquired	6.9	8.0
Other intangible assets, net	552.5	535.6
Other assets (net of allowances for credit losses of $0.6 at March 31, 2025 and December 31, 2024)	1,005.8	983.7
Total assets	$34,988.4	$35,020.6
Liabilities
Future policy benefits and expenses	$507.1	$536.7
Unearned premiums	20,132.5	20,211.4
Claims and benefits payable	2,570.1	2,914.2
Commissions payable	585.7	559.6
Funds held under reinsurance	275.1	277.7
Accounts payable and other liabilities (including allowances for credit losses of $1.1 and $1.4 at March 31, 2025 and December 31, 2024, respectively, for the unsecured portion of the high deductible recoverables)	3,600.0	3,331.2
Debt	2,083.7	2,083.1
Total liabilities	29,754.2	29,913.9
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 53,114,645 and 53,129,838 shares issued and 50,818,556 and 50,833,749 shares outstanding at March 31, 2025 and December 31, 2024, respectively	0.5	0.5
Additional paid-in capital	1,673.9	1,686.8
Retained earnings	4,431.1	4,378.3
Accumulated other comprehensive loss	(748.5)	(836.1)
Treasury stock, at cost; 2,296,089 shares at March 31, 2025 and December 31, 2024	(122.8)	(122.8)
Total equity	5,234.2	5,106.7
Total liabilities and equity	$34,988.4	$35,020.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,562.3	$2,376.5
Fees and other income	402.9	385.7
Net investment income	124.8	126.7
Net realized losses on investments (including $3.0 and $8.0 of impairment-related losses for the three months ended March 31, 2025 and 2024, respectively) and fair value changes to equity securities	(16.0)	(8.8)
Total revenues	3,074.0	2,880.1
Benefits, losses and expenses
Policyholder benefits	779.7	623.1
Underwriting, selling, general and administrative expenses	2,083.8	1,937.3
Interest expense	26.8	26.8
Total benefits, losses and expenses	2,890.3	2,587.2
Income before income tax expense	183.7	292.9
Income tax expense	37.1	56.5
Net income	$146.6	$236.4

Earnings Per Common Share
Basic	$2.86	$4.50
Diluted	$2.83	$4.47

Share Data
Weighted average common shares outstanding used in basic per common share calculations	51,281,419	52,531,865
Plus: Dilutive securities	449,697	340,389
Weighted average common shares outstanding used in diluted per common share calculations	51,731,116	52,872,254

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income	$146.6	$236.4
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $(18.2) and $4.2 for the three months ended March 31, 2025 and 2024, respectively	75.2	(32.2)
Change in unrealized gains on derivative transactions, net of taxes of $(0.4) and $0.9 for the three months ended March 31, 2025 and 2024, respectively	1.4	(3.2)
Change in foreign currency translation, net of taxes of $(2.4) and $(0.1) for the three months ended March 31, 2025 and 2024, respectively	8.8	(8.5)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.6) and $0.7 for the three months ended March 31, 2025 and 2024, respectively	2.2	(2.3)
Total other comprehensive income (loss)	87.6	(46.2)
Total comprehensive income	$234.2	$190.2

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2024	$0.5	$1,686.8	$4,378.3	$(836.1)	$(122.8)	$5,106.7
Stock plan exercises	—	7.6	—	—	—	7.6
Stock plan compensation expense	—	15.1	—	—	—	15.1
Common stock dividends ($0.80 per share)	—	—	(40.9)	—	—	(40.9)
Acquisition of common stock	—	(35.6)	(52.9)	—	—	(88.5)
Net income	—	—	146.6	—	—	146.6
Other comprehensive income	—	—	—	87.6	—	87.6
Balance at March 31, 2025	$0.5	$1,673.9	$4,431.1	$(748.5)	$(122.8)	$5,234.2

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	7.3	—	—	—	7.3
Stock plan compensation expense	—	14.5	—	—	—	14.5
Common stock dividends ($0.72 per share)	—	—	(37.4)	—	—	(37.4)
Acquisition of common stock	—	(31.1)	(33.0)	—	—	(64.1)
Net income	—	—	236.4	—	—	236.4
Other comprehensive loss	—	—	—	(46.2)	—	(46.2)
Balance at March 31, 2024	$0.6	$1,659.2	$4,194.2	$(811.2)	$(122.8)	$4,920.0

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating activities
Net income	$146.6	$236.4
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax (benefit) expense	(12.9)	19.6
Depreciation and amortization	56.7	50.6
Net realized losses on investments, including impairment losses	16.0	8.8
Stock based compensation expense	15.1	14.5
Restructuring costs	(1.1)	—
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(465.1)	(36.2)
Premiums and accounts receivable	241.7	265.2
Commissions payable	21.0	(41.2)
Reinsurance recoverable	190.4	93.6
Funds withheld under reinsurance	(2.6)	(80.3)
Deferred acquisition costs and value of business acquired	56.2	16.8
Taxes payable (receivable)	31.5	(129.3)
Other assets and other liabilities	98.0	(314.4)
Other	0.9	(21.6)
Net cash provided by operating activities	392.4	82.5
Investing activities
Sales of:
Fixed maturity securities available for sale	270.5	320.8
Equity securities	15.4	3.8
Other invested assets	13.3	42.2
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	233.2	103.6
Commercial mortgage loans on real estate	11.1	5.0
Purchases of:
Fixed maturity securities available for sale	(842.6)	(766.1)
Equity securities	(10.6)	(18.5)
Commercial mortgage loans on real estate	(13.8)	(9.9)
Other invested assets	(26.6)	(13.3)
Property and equipment and other	(53.4)	(50.8)
Subsidiaries, net of cash transferred	—	(10.2)
Change in short-term investments	(18.2)	65.2
Other	0.1	—
Net cash used in investing activities	(421.6)	(328.2)
Financing activities

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
Acquisition of common stock	(64.3)	(46.1)
Common stock dividends paid	(40.9)	(37.4)
Employee stock purchases and withholdings	(13.5)	(12.7)
Net cash used in financing activities	(118.7)	(96.2)
Effect of exchange rate changes on cash and cash equivalents	9.8	(3.6)
Change in cash and cash equivalents	(138.1)	(345.5)
Cash and cash equivalents at beginning of period	1,807.7	1,627.4
Cash and cash equivalents at end of period	$1,669.6	$1,281.9

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) is a premier global protection company that partners with the world’s leading brands to safeguard and service connected devices, homes and automobiles. The Company leverages data-driven technology solutions to provide exceptional customer experiences. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
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
The consolidated balance sheet as of March 31, 2025, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three months ended March 31, 2025 and 2024 and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Restricted Cash
Restricted cash and cash equivalents of $145.5 million and $122.4 million as of March 31, 2025 and December 31, 2024, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.

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
Adopted
There were no ASUs adopted by the Company during the quarterly period ended March 31, 2025.
Not Yet Adopted
ASUs issued but not yet adopted as of March 31, 2025, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Standard	Summary of the Standard	Effective date Method of Adoption	Impact of the Standard on the Company’s Financial Statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The guidance improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.	Annual periods starting December 31, 2025	The Company is assessing the adoption of this standard as of December 31, 2025. The amended guidance is expected to have no impact on the Company’s consolidated financial statements and insignificant impact on the Company’s income tax disclosures.
ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The guidance improves disclosures of specified information about certain costs and expenses for each interim and annual reporting period. The new disclosure requirements include:
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

4. Segment Information

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

As of March 31, 2025, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). Adjusted EBITDA defined below is the primary measure used by the CODM to assess performance and allocate resources to the segments. The CODM budgets and forecasts for each segment based on Adjusted EBITDA, and then tracks and assesses performance throughout the year by comparing the actual Adjusted EBITDA to the budget and forecast for each segment. The individual operating segment’s performance is one of the considerations when determining the compensation of certain employees.
The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, non-core operations (defined below), restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities), interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
The following tables provide information about the segments’ Adjusted EBITDA.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Global Lifestyle:
Net earned premiums, fees and other income:
Connected Living	$1,233.4	$1,140.3
Global Automotive	1,073.2	1,047.5
Net investment income	84.0	90.2
Total revenues	2,390.6	2,278.0
Policyholder benefits	442.4	417.7
Selling and underwriting expense (1)	1,265.8	1,182.5
Cost of sales (2)	184.8	186.0
General expenses (3)	299.8	284.1
Segment Adjusted EBITDA	$197.8	$207.7

Global Housing:
Net earned premiums, fees and other income:
Homeowners	$522.9	$447.4
Renters and Other	133.9	124.8
Net investment income	33.7	28.5
Total revenues	690.5	600.7
Policyholder benefits	333.0	200.3
Selling and underwriting expense (1)	39.5	38.1
General expenses (4)	205.6	169.8
Segment Adjusted EBITDA	$112.4	$192.5

Corporate:
Fees and other income	$0.4	$0.2
Net investment income	5.8	5.6
Total revenues	6.2	5.8
Policyholder benefits	—	—
General expenses (3)	34.2	35.3
Segment Adjusted EBITDA	$(28.0)	$(29.5)
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA by segment:
Global Lifestyle	$197.8	$207.7
Global Housing	112.4	192.5
Corporate and Other	(28.0)	(29.5)
Reconciling items to consolidated net income:
Interest expense	(26.8)	(26.8)
Depreciation expense	(35.1)	(30.6)
Amortization of purchased intangible assets	(18.4)	(17.6)
Net realized losses on investments and fair value changes to equity securities	(16.0)	(8.8)
Non-core operations (1)	(1.8)	(2.6)
Restructuring costs	1.1	—
Other adjustments	(1.5)	8.6
Total reconciling items	(98.5)	(77.8)
Income before income tax expense	183.7	292.9
Income tax expense	37.1	56.5
Net income	$146.6	$236.4
(1)Consists of certain businesses which the Company has fully exited or expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and the Company’s operations in mainland China (not Hong Kong) (collectively referred to as “non-core operations”). The non-core operations do not qualify as held for sale or discontinued operations under GAAP accounting guidance and are presented as a reconciling item to consolidated net income. During 2024, the mainland China operations were sold and will no longer be included in non-core operations commencing with first quarter 2025.

The following table presents total assets by segment:

	March 31, 2025	December 31, 2024
Global Lifestyle (1)	$27,932.0	$27,468.0
Global Housing (1)	5,444.7	5,773.4
Corporate and Other (2)	1,611.7	1,779.2
Segment assets	$34,988.4	$35,020.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the Miami, Florida property with a carrying value of $46.0 million as of March 31, 2025 and December 31, 2024, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million. The transaction is subject to the buyer receiving the requisite development approvals from relevant state and local government authorities, including approvals relating to land use, rezoning and site plan. There can be no assurance that the transaction will be consummated.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $349.7 million and $345.2 million for Global Lifestyle and $30.7 million and $20.6 million for Global Housing for the three months ended March 31, 2025 and 2024, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $178.9 million and $146.7 million, respectively, as of March 31, 2025, and $171.3 million and $153.8 million, respectively, as of December 31, 2024. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2025 and 2024 that was included in unearned revenue as of December 31, 2024 and 2023 was $17.4 million and $17.3 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2025 and December 31, 2024, the Company had approximately $80.0 million and $83.4 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.
6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	March 31, 2025
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$54.3	$—	$0.4	$(2.5)	$52.2
States, municipalities and political subdivisions	122.5	—	0.9	(8.3)	115.1
Foreign governments	509.0	—	5.3	(16.8)	497.5
Asset-backed	888.2	—	4.8	(10.2)	882.8
Commercial mortgage-backed	394.4	—	1.6	(31.2)	364.8
Residential mortgage-backed	785.9	—	4.3	(42.6)	747.6
U.S. corporate	3,546.2	—	41.1	(170.7)	3,416.6
Foreign corporate	1,580.3	—	25.7	(56.5)	1,549.5
Total fixed maturity securities	$7,880.8	$—	$84.1	$(338.8)	$7,626.1

	December 31, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$54.5	$—	$0.1	$(3.4)	$51.2
States, municipalities and political subdivisions	128.7	—	0.6	(10.2)	119.1
Foreign governments	484.6	—	2.6	(25.1)	462.1
Asset-backed	940.3	—	6.5	(9.5)	937.3
Commercial mortgage-backed	371.8	—	1.0	(36.4)	336.4
Residential mortgage-backed	690.0	—	1.6	(50.5)	641.1
U.S. corporate	3,364.3	—	26.9	(203.8)	3,187.4
Foreign corporate	1,490.6	—	19.0	(69.1)	1,440.5
Total fixed maturity securities	$7,524.8	$—	$58.3	$(408.0)	$7,175.1
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Cost or Amortized Cost	Fair Value
Due in one year or less	$158.1	$158.2
Due after one year through five years	1,392.3	1,389.2
Due after five years through ten years	3,136.0	3,089.9
Due after ten years	1,125.9	993.6
Total	5,812.3	5,630.9
Asset-backed	888.2	882.8
Commercial mortgage-backed	394.4	364.8
Residential mortgage-backed	785.9	747.6
Total	$7,880.8	$7,626.1
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(17.0)	$(14.4)
Equity securities (1)	2.8	10.1
Commercial mortgage loans on real estate	1.4	(1.0)
Other investments	(0.2)	4.5
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(13.0)	(0.8)
Net realized losses related to impairments:
Fixed maturity securities	—	(0.3)
Other investments	(3.0)	(7.7)
Total net realized losses related to impairments	(3.0)	(8.0)
Total net realized losses on investments and fair value changes to equity securities	$(16.0)	$(8.8)
(1)Upward adjustments of $2.5 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively, and impairments of $3.0 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net gains (losses) recognized on equity securities	$2.8	$10.1
Less: Net realized gains (losses) related to sales of equity securities	(0.5)	(0.1)
Total fair value changes to equity securities held	$3.3	$10.2
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	March 31, 2025	December 31, 2024
Initial cost	$76.4	$74.8
Cumulative upward adjustments	60.3	57.9
Cumulative downward adjustments (including impairments)	(28.5)	(24.4)
Carrying value	$108.2	$108.3
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2025 and December 31, 2024 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	March 31, 2025
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$8.3	$(0.2)	$21.5	$(2.3)	$29.8	$(2.5)
States, municipalities and political subdivisions	17.2	(0.9)	65.8	(7.4)	83.0	(8.3)
Foreign governments	115.7	(6.3)	150.9	(10.5)	266.6	(16.8)
Asset-backed	277.8	(3.5)	81.7	(6.7)	359.5	(10.2)
Commercial mortgage-backed	70.2	(1.8)	178.1	(29.4)	248.3	(31.2)
Residential mortgage-backed	136.1	(2.4)	208.1	(40.2)	344.2	(42.6)
U.S. corporate	756.3	(19.4)	881.4	(151.3)	1,637.7	(170.7)
Foreign corporate	294.8	(6.7)	355.6	(49.8)	650.4	(56.5)
Total fixed maturity securities	$1,676.4	$(41.2)	$1,943.1	$(297.6)	$3,619.5	$(338.8)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$25.8	$(0.6)	$21.4	$(2.8)	$47.2	$(3.4)
States, municipalities and political subdivisions	20.4	(1.5)	66.1	(8.7)	86.5	(10.2)
Foreign governments	164.8	(10.9)	171.3	(14.2)	336.1	(25.1)
Asset-backed	59.0	(3.5)	87.6	(6.0)	146.6	(9.5)
Commercial mortgage-backed	65.7	(1.3)	195.8	(35.1)	261.5	(36.4)
Residential mortgage-backed	223.4	(4.8)	209.7	(45.7)	433.1	(50.5)
U.S. corporate	1,083.8	(29.9)	954.3	(173.9)	2,038.1	(203.8)
Foreign corporate	368.1	(9.9)	431.4	(59.2)	799.5	(69.1)
Total fixed maturity securities	$2,011.0	$(62.4)	$2,137.6	$(345.6)	$4,148.6	$(408.0)
Total gross unrealized losses represented approximately 9% of the aggregate fair value of the related securities as of March 31, 2025 and 10% as of December 31, 2024. Approximately 12% and 15% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2025 and December 31, 2024, respectively. The total gross unrealized losses are comprised of 2,464 and 2,712 individual securities as of March 31, 2025 and December 31, 2024, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2025 and December 31, 2024 were related to non-credit factors and therefore, did not recognize credit-related losses during the three months ended March 31, 2025. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of March 31, 2025, approximately 36% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.0 million as of March 31, 2025 and December 31, 2024.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$13.6	$52.4	$41.2	$29.5	$15.9	$56.7	$209.3	59.6%
71% to 80%	—	1.8	6.9	20.8	61.2	2.7	93.4	26.6%
81% to 95%	—	—	—	14.4	8.5	5.9	28.8	8.2%
Greater than 95%	—	—	3.8	9.9	6.2	—	19.9	5.6%
Total	$13.6	$54.2	$51.9	$74.6	$91.8	$65.3	$351.4	100.0%

	March 31, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$—	$6.4	$0.5	$17.9	$10.8	$42.8	$78.4	22.3%
1.5 to 2.0	—	20.8	12.2	10.8	24.9	13.7	82.4	23.4%
1.0 to 1.5	13.6	26.0	16.4	20.3	22.4	7.3	106.0	30.2%
Less than 1.0	—	1.0	22.8	25.6	33.7	1.5	84.6	24.1%
Total	$13.6	$54.2	$51.9	$74.6	$91.8	$65.3	$351.4	100.0%

	December 31, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$51.9	$43.2	$29.6	$16.0	$—	$57.9	$198.6	56.9%
71% to 80%	3.8	4.9	22.8	65.5	2.8	—	99.8	28.6%
81% to 95%	—	—	12.6	8.6	—	9.5	30.7	8.8%
Greater than 95%	—	3.8	9.9	6.2	—	—	19.9	5.7%
Total	$55.7	$51.9	$74.9	$96.3	$2.8	$67.4	$349.0	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, the Retiree Medical Pension 401(h), and other derivatives. Other liabilities are comprised of investments in the AIP,

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

contingent considerations related to business combinations, and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	March 31, 2025
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$52.2	$—		$52.2		$—
States, municipalities and political subdivisions	115.1	—		115.1		—
Foreign governments	497.5	—		497.5		—
Asset-backed	882.8	—		760.9		121.9
Commercial mortgage-backed	364.8	—		364.8		—
Residential mortgage-backed	747.6	—		747.6		—
U.S. corporate	3,416.6	—		3,368.5		48.1
Foreign corporate	1,549.5	—		1,541.5		8.0
Equity securities:
Mutual funds	34.3	13.9		—		20.4
Common stocks	3.9	3.9		—		—
Non-redeemable preferred stocks	166.1	—		165.7		0.4
Short-term investments	255.2	251.2	(2)	4.0	(3)	—
Other investments	87.5	87.4	(1)	—		0.1
Cash equivalents	1,171.8	1,160.3	(2)	11.5	(3)	—
Other assets	8.0	—		—		8.0	(4)
Assets held in separate accounts	10.9	9.9	(1)	1.0	(3)	—
Total financial assets	$9,363.8	$1,526.6		$7,630.3		$206.9

Financial Liabilities
Other liabilities	$89.2	$67.4	(1)	$—		$21.8	(5)
Liabilities related to separate accounts	10.9	9.9	(1)	1.0	(3)	—
Total financial liabilities	$100.1	$77.3		$1.0		$21.8

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2024
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$51.2	$—		$51.2		$—
States, municipalities and political subdivisions	119.1	—		119.1		—
Foreign governments	462.1	—		462.1		—
Asset-backed	937.3	—		823.7		113.6
Commercial mortgage-backed	336.4	—		336.4		—
Residential mortgage-backed	641.1	—		641.1		—
U.S. corporate	3,187.4	—		3,139.9		47.5
Foreign corporate	1,440.5	—		1,432.5		8.0
Equity securities:
Mutual funds	28.8	13.6		—		15.2
Common stocks	3.5	3.5		—		—
Non-redeemable preferred stocks	176.2	—		176.2		—
Short-term investments	237.1	230.1	(2)	7.0	(3)	—
Other investments	66.1	66.0	(1)	—		0.1
Cash equivalents	1,325.6	1,312.0	(2)	13.6	(3)	—
Other assets	6.3	—		—		6.3	(4)
Assets held in separate accounts	11.3	8.7	(1)	2.6	(3)	—
Total financial assets	$9,030.0	$1,633.9		$7,205.4		$190.7

Financial Liabilities
Other liabilities	$66.0	$66.0	(1)	$—	(4)	$—
Liabilities related to separate accounts	11.3	8.7	(1)	2.6	(3)	—
Total financial liabilities	$77.3	$74.7		$2.6		$—
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$346.3	$341.3	$—	$—	$341.3
Other investments	20.5	20.5	1.3	—	19.2
Other assets	42.2	42.2	—	—	42.2
Total financial assets	$409.0	$404.0	$1.3	$—	$402.7
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.5	$6.8	$—	$—	$6.8
Funds withheld under reinsurance	275.1	275.1	275.1	—	—
Debt	2,083.7	2,003.8	—	2,003.8	—
Total financial liabilities	$2,365.3	$2,285.7	$275.1	$2,003.8	$6.8

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$342.5	$333.3	$—	$—	$333.3
Other investments	23.2	23.2	1.3	—	21.9
Other assets	26.3	26.3	—	—	26.3
Total financial assets	$392.0	$382.8	$1.3	$—	$381.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.5	$6.9	$—	$—	$6.9
Funds withheld under reinsurance	277.7	277.7	277.7	—	—
Debt	2,083.1	1,998.1	—	1,998.1	—
Total financial liabilities	$2,367.3	$2,282.7	$277.7	$1,998.1	$6.9
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$9,992.8	$9,967.2
Costs deferred	1,163.9	1,034.4
Amortization	(1,196.9)	(1,022.7)
Ending balance	$9,959.8	$9,978.9

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

	For the Three Months Ended March 31,
	2025	2024
Claims and benefits payable, at beginning of period	$2,914.2	$1,989.2
Less: Reinsurance ceded and other	(1,669.8)	(886.6)
Net claims and benefits payable, at beginning of period	1,244.4	1,102.6
Incurred losses and loss adjustment expenses related to:
Current year	841.0	664.7
Prior years	(61.3)	(41.6)
Total incurred losses and loss adjustment expenses	779.7	623.1
Paid losses and loss adjustment expenses related to:
Current year	350.2	245.5
Prior years	389.7	341.4
Total paid losses and loss adjustment expenses	739.9	586.9
Net claims and benefits payable, at end of period	1,284.2	1,138.8
Plus: Reinsurance ceded and other (1)	1,285.9	876.6
Claims and benefits payable, at end of period (1)	$2,570.1	$2,015.4
(1)Includes reinsurance recoverables and claims and benefits payable of $492.4 million and $108.6 million as of March 31, 2025 and 2024, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $61.3 million and $41.6 million for the three months ended March 31, 2025 and 2024, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $31.7 million and $20.8 million in net favorable loss development for the three months ended March 31, 2025 and 2024, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Connected Living contributed $18.5 million of net favorable development, of which $8.5 million was from mobile, $7.7 million was from extended service contracts and $2.3 million was from credit and other insurance. For mobile, the favorable development is primarily attributable to reserve releases as a new client’s actual loss experience replaced initial pricing assumptions. For extended service contracts, reserve releases and favorable development are primarily attributable to fewer claims as inforce contract counts decrease slightly and lower severity from new pricing agreements with servicers. For credit and other insurance, the favorable development is attributable to administrative closure of claims with no offsetting settlements. Global Automotive contributed $13.2 million of net favorable development primarily attributable to favorability in the frequency assumptions in the U.S. service contract products. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $27.6 million and $22.0 million of net favorable loss development for the three months ended March 31, 2025 and 2024, respectively. The net favorable loss development for the three months ended March 31, 2025

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

consisted of favorable non-catastrophe development of $26.4 million and $1.2 million of net favorable development from prior catastrophe events. The favorable non-catastrophe development was driven by $24.7 million from lender-placed hazard due to easing inflation and lower frequency as observed by favorable actual loss emergence data compared to prior estimates. The net favorable loss development for the three months ended March 31, 2024 was primarily attributable to favorable frequency, easing inflation and legislative reform changes in Florida.
The sharing economy and small commercial businesses, reported within non-core operations, contributed $3.0 million and $3.4 million in net unfavorable loss development during the three months ended March 31, 2025 and 2024, respectively. The $3.0 million in net unfavorable loss development was primarily attributable to sharing economy due to the deterioration in the anticipated portion and amount of claims exceeding the per policy deductible. The net unfavorable loss development for the three months ended March 31, 2024 was attributable primarily to more newly reported claims than expected and an increase in the portion and amount of claims anticipated to exceed the per policy deducible.
All others contributed $5.0 million and $2.2 million of net favorable loss development for the three months ended March 31, 2025 and 2024 respectively.
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
A remeasurement of the ending reporting period future policy benefits and expenses reserve is calculated using the current upper medium grade fixed-income corporate bond instrument yield as of the consolidated balance sheet ending period (the “current discount rate”). The current discount rate used is an externally published U.S. corporate A index weighted average spot rate that is updated quarterly and effectively matches the duration of the expected cash flow streams of the long-term care reserves. The difference between the ending period future policy benefits and expenses reserve measured using the original discount rate and the future policy benefits and expenses reserve measured using the current discount rate is recorded in accumulated other comprehensive income (“AOCI”) in the Company’s consolidated statements of comprehensive income.
The long-term care insurance contracts are fully reinsured and there is no impact to consolidated stockholders’ equity or net income as the reserves are fully reinsured.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	March 31, 2025	December 31, 2024
Present value of expected net premiums
Balance, beginning of period	$36.4	$36.4
Beginning balance at original discount rate	34.0	36.5
Effect of changes in cash flow assumptions	—	(1.0)
Effect of actual variances from expected experience	—	0.9
Adjusted beginning of period balance	34.0	36.4
Experience variance (1)	—	0.1
Interest accrual	0.9	3.4
Net premiums collected	(1.5)	(5.9)
Ending balance at original discount rate	33.4	34.0
Effect of changes in discount rate assumptions	1.1	2.4
Balance, end of period	$34.5	$36.4

Present value of expected future policy benefits
Balance, beginning of period	$506.4	$450.6
Beginning balance at original discount rate	452.9	453.0
Effect of actual variances from expected experience	—	1.5
Adjusted beginning of period balance	452.9	454.5
Experience variance (1)	(1.1)	(1.3)
Interest accrual	6.5	26.2
Benefit payments	(7.3)	(26.5)
Ending balance at original discount rate	451.0	452.9
Effect of changes in discount rate assumptions	25.5	53.5
Balance, end of period	$476.5	$506.4

Net future policy benefits and expenses	$442.0	$470.0
Related reinsurance recoverable	442.0	470.0
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	11.3	11.4
(1)Experience variance includes adverse development resulting from the allocation of the premium deficiency reserve to the cohort level for issue years where net premiums exceed gross premiums.

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	March 31, 2025	December 31, 2024
Long-term care	$442.0	$470.0
Other	65.1	66.7
Total	$507.1	$536.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	March 31, 2025	December 31, 2024
Expected future benefits payments	$794.9	$804.4
Expected future gross premiums	$60.3	$61.9
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	March 31, 2025	March 31, 2024
Gross premiums	$1.5	$1.5
Interest expense (original discount rate)	$5.6	$5.6
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	March 31, 2025	March 31, 2024
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	5.28%	5.05%

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

10. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2025
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)
Change in accumulated other comprehensive income (loss) before reclassifications	8.8	61.8	1.7	—	72.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.4	(0.3)	2.2	15.3
Net current-period other comprehensive income (loss)	8.8	75.2	1.4	2.2	87.6
Balance at March 31, 2025	$(406.4)	$(216.7)	$3.6	$(129.0)	$(748.5)

	Three Months Ended March 31, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(8.5)	(43.8)	(0.1)	—	(52.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.6	(3.1)	(2.3)	6.2
Net current-period other comprehensive income (loss)	(8.5)	(32.2)	(3.2)	(2.3)	(46.2)
Balance at March 31, 2024	$(360.4)	$(337.7)	$5.3	$(118.4)	$(811.2)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2025	2024
Net unrealized losses on investments	$17.0	$14.7	Net realized losses on investments and fair value changes to equity securities
	(3.6)	(3.1)	Provision for income taxes
	$13.4	$11.6	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.7)	$(0.7)	Interest expense
Foreign exchange derivatives	0.3	(3.2)	Underwriting, selling, general and administrative expenses
	(0.4)	(3.9)
	0.1	0.8	Provision for income taxes
	$(0.3)	$(3.1)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$0.3	(1)
Amortization of prior service credit	—	(3.3)	(1)
Settlement loss	2.5	—	(1)
	2.8	(3.0)
	(0.6)	0.7	Provision for income taxes
	$2.2	$(2.3)	Net of tax
Total reclassifications for the period	$15.3	$6.2	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$146.6	$236.4
Less: Common stock dividends paid	(40.9)	(37.4)
Undistributed earnings	$105.7	$199.0

Denominator
Weighted average common shares outstanding used in basic per common share calculations	51,281,419	52,531,865
Incremental common shares from:
PSUs	449,697	340,389
Weighted average common shares outstanding used in diluted per common share calculations	51,731,116	52,872,254
Earnings per common share – Basic
Distributed earnings	$0.80	$0.71
Undistributed earnings	2.06	3.79
Net income	$2.86	$4.50
Earnings per common share – Diluted
Distributed earnings	$0.79	$0.71
Undistributed earnings	2.04	3.76
Net income	$2.83	$4.47
Average PSUs totaling 15,279 and 16,553 for the three months ended March 31, 2025 and 2024, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
12. Retirement and Other Employee Benefits
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees prior to closing to new hires on January 1, 2014. The Company also has various non-contributory, non-qualified supplemental plans covering certain employees, including the Assurant Executive Pension Plan and the Assurant Supplemental Executive Retirement Plan. The qualified and non-qualified plans are referred to as “Pension Benefits” unless otherwise noted. The Pension Benefits were frozen on March 1, 2016.
In addition, the Company provides certain health care benefits (“Retirement Health Benefits”) and life benefits (together, “Plan Benefits”) for retired employees and their dependents. Retirement Health Benefits were terminated effective December 31, 2024 (the “Termination Date”). Benefits were paid through the Termination Date.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Pension Benefits and Plan Benefits for the three months ended March 31, 2025 and 2024:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Plan Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Interest cost	$6.3	$6.7	$0.6	$0.6	$—	$—
Expected return on plan assets	(9.7)	(10.0)	—	—	—	(0.3)
Amortization of prior service credit	—	—	—	—	—	(3.3)
Amortization of net loss	—	—	0.3	0.3	—	—
Settlement loss	—	—	—	—	2.5	—
Net periodic benefit cost	$(3.4)	$(3.3)	$0.9	$0.9	$2.5	$(3.6)
The Assurant Pension Plan funded status was $85.6 million at March 31, 2025 and $84.1 million at December 31, 2024 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 117% funded status at March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2025.
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
In September 2023, the Company amended and extended the December 2022 plan to include additional actions within the initiatives described above, including further consolidation of its real estate portfolio and additional changes to its organizational structure. The Company now expects to be substantially complete with these actions in 2026.
The following table summarizes the costs by major type that are recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, the estimated remaining costs to be incurred and the estimated total costs. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs Incurred for Three Months Ended March 31,		Estimated Remaining Costs	Estimated Total Costs
	2025	2024
Transformational plan:
Severance and other employee benefits	$1.9	$—	$—	$59.1
Total transformational plan	1.9	—	—	59.1
Return to work strategy:
Contract exit costs	(3.0)	—	—	19.9
Fixed asset impairment	—	—	—	2.3
Right-of-use asset impairment	—	—	—	10.2
Total return to work strategy	(3.0)	—	—	32.4
Total restructuring and impairment charges	$(1.1)	$—	$—	$91.5

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table shows the rollforward of the accrued liability by major type.

	Transformational Plan	Return to Work Strategy (contract exit costs)
Balance at January 1, 2025	$13.4	$11.2
Charges incurred	2.3	0.5
Non-cash adjustment	(0.4)	(3.5)
Cash payments	(1.2)	(4.6)
Balance at March 31, 2025	$14.1	$3.6
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.6 million and $1.8 million of letters of credit outstanding as of March 31, 2025 and December 31, 2024, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2024 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2025 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three months ended March 31, 2025 (“First Quarter 2025”) and the three months ended March 31, 2024 (“First Quarter 2024”).
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
(i)the impact of general economic, financial market and political conditions and conditions in the markets in which we operate, including inflation, tariff policies in the United States and abroad, global supply chain impacts and recessionary pressures;
(ii)the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or if they disintermediate us, or if those parties face financial, reputational or regulatory issues;
(iii)significant competitive pressures, changes in customer preferences and disruption;
(iv)the failure to execute our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce;
(v)the failure to find suitable acquisitions at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively or achieve organic growth;
(vi)our inability to recover should we experience a business continuity event;
(vii)the failure to manage vendors and other third parties on whom we rely to conduct business and provide services to our clients;
(viii)risks related to our international operations;
(ix)declines in the value and availability of mobile devices, and regulatory compliance or other risks in our mobile business;
(x)our inability to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships;
(xi)risks associated with joint ventures, franchises and investments in which we share ownership and management with third parties;
(xii)the impact of catastrophe and non-catastrophe losses, including as a result of the current inflationary environment and climate change;
(xiii)negative publicity relating to our business, industry or clients;
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
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2024 Annual Report, and “Item 1A—Risk Factors” below and in our 2024 Annual Report.
Segment Information
As of March 31, 2025, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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
We define Adjusted EBITDA, our segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, interest expense, provision (benefit) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items.
Executive Summary
Summary of Financial Results

Consolidated net income decreased $89.8 million, or 38%, to $146.6 million for First Quarter 2025 from $236.4 million for First Quarter 2024, primarily due to higher reportable catastrophes within Global Housing. The decrease was partially offset by growth within Global Housing, excluding the impact of reportable catastrophes.
Global Lifestyle Adjusted EBITDA decreased $9.9 million, or 5%, to $197.8 million for First Quarter 2025 from $207.7 million for First Quarter 2024, driven primarily by lower results in Connected Living. Excluding a previously disclosed one-time client contract benefit in the First Quarter 2024 of $6.9 million and the impact of unfavorable foreign exchange of $5.7 million, underlying growth was driven by Connected Living, including contributions from a new financial services program, partially offset by lower results in mobile. Global Automotive results were largely stable, as lower investment income and the impact of unfavorable foreign exchange was offset by improved loss experience.
Global Lifestyle net earned premiums, fees and other income increased $118.8 million, or 5%, to $2.31 billion for First Quarter 2025 from $2.19 billion for First Quarter 2024, primarily driven by Connected Living from growth in global mobile device protection and a new financial services program.
Global Housing Adjusted EBITDA decreased $80.1 million, or 42%, to $112.4 million for First Quarter 2025 from $192.5 million for First Quarter 2024, primarily due to $143.8 million of higher pre-tax reportable catastrophes, of which approximately $125 million was from the California wildfires, inclusive of estimated recoveries from subrogation. Excluding reportable catastrophes, Adjusted EBITDA increased $63.7 million, or 31%, primarily from continued top-line growth within Homeowners, including higher policies in-force from voluntary insurance market pressure, and favorable non-catastrophe loss experience from lower claims frequency. Results included $26.4 million of favorable prior year reserve development, compared to $22.0 million in first quarter 2024.
Global Housing net earned premiums, fees and other income increased $84.6 million, or 15%, to $656.8 million for First Quarter 2025 from $572.2 million for First Quarter 2024, mainly driven by Homeowners top-line growth, including growth in policies in-force and higher average premiums within lender-placed, as well as growth across various specialty products.
Corporate and Other Adjusted EBITDA increased $1.5 million, or 5% to $(28.0) million for First Quarter 2025 from $(29.5) million for First Quarter 2024, primarily driven by lower third-party expenses.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to realize greater operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living, Global Automotive, and Renters and Other businesses, and the performance of our Homeowners business. Factors affecting these items, including tariffs, consumer demand and global supply chain disruptions, conditions in the financial markets, the global economy and recessionary pressures, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation (which have impacted claims costs), may have a material adverse effect on our results of operations or financial condition. Tariff policies in the U.S. and abroad could impact claims costs and may affect consumer demand for certain products. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2024 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2024 Annual Report.
Our results may also be impacted by our ability to continue to grow in the markets in which we operate, which will be impacted by our ability to provide a superior customer experience, including from our investments in technology and digital initiatives, capitalize on the connected home opportunity and investments to onboard and ramp-up new business. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences. Our Homeowners revenue is impacted by changes in the housing market, as well as the voluntary insurance market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent, which has increased due to labor shortages and wage inflation. See “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2024 Annual Report.
Critical Accounting Policies and Estimates
Our 2024 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2024 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2025.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Net earned premiums	$2,562.3	$2,376.5
Fees and other income	402.9	385.7
Net investment income	124.8	126.7
Net realized losses on investments and fair value changes to equity securities	(16.0)	(8.8)
Total revenues	3,074.0	2,880.1
Benefits, losses and expenses:
Policyholder benefits	779.7	623.1
Underwriting, selling, general and administrative expenses	2,083.8	1,937.3
Interest expense	26.8	26.8
Gain on extinguishment of debt	—	—
Total benefits, losses and expenses	2,890.3	2,587.2
Income before provision for income taxes	183.7	292.9
Provision for income taxes	37.1	56.5
Net income	$146.6	$236.4
For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net income decreased $89.8 million, or 38%, to $146.6 million for First Quarter 2025 from $236.4 million for First Quarter 2024, primarily due to $113.7 million of higher after-tax reportable catastrophes, lower Global Lifestyle earnings and higher net realized losses on investments. The decrease in net income was partially offset by higher Global Housing earnings, excluding the impact of reportable catastrophes.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues
Net earned premiums	$1,945.6	$1,834.3
Fees and other income	361.0	353.5
Net investment income	84.0	90.2
Total revenues	2,390.6	2,278.0
Benefits, losses and expenses
Policyholder benefits	442.4	417.7
Selling and underwriting expenses	1,265.8	1,182.5
Cost of sales	184.8	186.0
General expenses	299.8	284.1
Total benefits, losses and expenses	2,192.8	2,070.3
Global Lifestyle Adjusted EBITDA	$197.8	$207.7

Net earned premiums, fees and other income:
Connected Living	$1,233.4	$1,140.3
Global Automotive	1,073.2	1,047.5
Total	$2,306.6	$2,187.8

Net earned premiums, fees and other income:
Domestic	$1,795.2	$1,716.5
International	511.4	471.3
Total	$2,306.6	$2,187.8
For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Adjusted EBITDA decreased $9.9 million, or 5%, to $197.8 million for First Quarter 2025 from $207.7 million for First Quarter 2024, primarily driven by declines in Connected Living from lower domestic device protection results in mobile, a one-time client contract benefit in extended service contracts of $6.9 million in First Quarter 2024 and the unfavorable impact of foreign exchange. The decrease was partially offset by higher contributions from a newly launched financial services program.
Total revenues increased $112.6 million, or 5%, to $2.39 billion for First Quarter 2025 from $2.28 billion for First Quarter 2024. Net earned premiums increased $111.3 million, or 6%, primarily driven by growth from global mobile device protection programs, and a newly launched program within financial services in Connected Living, and growth within Global Automotive, partially offset by the unfavorable impact of foreign exchange and a decline in U.S. extended service contracts. Fees and other income increased $7.5 million, or 2%, primarily due to contributions from a newly launched program in financial services. Net investment income decreased $6.2 million, or 7%, primarily due to lower income from real estate and alternatives, and lower cash and short-term investments income.
Total benefits, losses and expenses increased $122.5 million, or 6%, to $2.19 billion for First Quarter 2025 from $2.07 billion for First Quarter 2024. Selling and underwriting expenses increased $83.3 million, or 7%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from global mobile device protection programs, and Global Automotive. Policyholder benefits increased $24.7 million, or 6%, primarily due to a newly launched program in financial services. General expenses increased $15.7 million, or 6% primarily due to higher employee-related and information technology expenses to support growth initiatives.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues
Net earned premiums	$615.3	$540.6
Fees and other income	41.5	31.6
Net investment income	33.7	28.5
Total revenues	690.5	600.7
Benefits, losses and expenses
Policyholder benefits	333.0	200.3
Selling and underwriting expenses	39.5	38.1
General expenses	205.6	169.8
Total benefits, losses and expenses	578.1	408.2
Global Housing Adjusted EBITDA	$112.4	$192.5

Impact of reportable catastrophes	$156.7	$12.9

Net earned premiums, fees and other income
Homeowners	$522.9	$447.4
Renters and Other	133.9	124.8
Total	$656.8	$572.2
For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Adjusted EBITDA decreased $80.1 million, or 42%, to $112.4 million for First Quarter 2025 from $192.5 million for First Quarter 2024, mainly due to $143.8 million of higher pre-tax reportable catastrophes (of which approximately $125 million were from the California wildfires, inclusive of estimated recoveries from subrogation), higher expenses to support growth and higher catastrophe reinsurance premiums. The decrease in Adjusted EBITDA was partially offset by continued growth from higher policies in-force, premium rates and average insured values within Homeowners, favorable non-catastrophe loss experience, growth in Renters and Other, and higher net investment income.
Total revenues increased $89.8 million, or 15%, to $690.5 million for First Quarter 2025 from $600.7 million for First Quarter 2024. Net earned premiums increased $74.7 million, or 14%, primarily driven by Homeowners from higher lender-placed policies in-force, higher premium rates and average insured values, growth across various Specialty products, and growth in Renters and Other primarily from a block of newly acquired renters policies, partially offset by higher catastrophe reinsurance premiums from the 2024 program restructuring. Fees and other income increased $9.9 million, or 31%, primarily driven by the reclassification of certain service fees from an expense account. Net investment income increased $5.2 million, or 18%, primarily due to higher yields and invested asset balances.
Total benefits, losses and expenses increased $169.9 million, or 42%, to $578.1 million for First Quarter 2025 from $408.2 million for First Quarter 2024. Policyholder benefits increased $132.7 million, or 66%, primarily due to higher reportable catastrophe losses, partially offset by $22.9 million of lower non-catastrophe losses and $4.4 million of favorable year-over-year non-catastrophe prior year reserve development. First Quarter 2025 had $26.4 million of favorable prior year reserve development compared to $22.0 million in First Quarter 2024. General expenses increased $35.8 million, or 21%, primarily due to higher costs associated with growth, the reclassification described above, and one-time assessment expenses for the California FAIR Plan associated with the California wildfires.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues
Net earned premiums	$—	$—
Fees and other income	0.4	0.2
Net investment income	5.8	5.6
Total revenues	6.2	5.8
Benefits, losses and expenses
Policyholder benefits	—	—
General expenses	34.2	35.3
Total benefits, losses and expenses	34.2	35.3
Corporate and Other Adjusted EBITDA	$(28.0)	$(29.5)
For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Adjusted EBITDA increased $1.5 million, or 5%, to $(28.0) million for First Quarter 2025 from $(29.5) million for First Quarter 2024. The change in results was primarily due to lower third-party expenses.
Total revenues increased $0.4 million, or 7%, to $6.2 million for First Quarter 2025 from $5.8 million for First Quarter 2024, primarily driven by an increase in net investment income of $0.2 million, or 4%, mostly due to higher invested assets.
Total benefits, losses and expenses decreased $1.1 million, or 3%, to $34.2 million for First Quarter 2025 from $35.3 million for First Quarter 2024, primarily driven by lower third-party expenses.

Investments
We had total investments of $9.04 billion and $8.54 billion as of March 31, 2025 and December 31, 2024, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased $95.0 million during First Quarter 2025, from a $349.7 million unrealized loss at December 31, 2024 to a $254.7 million unrealized loss as of March 31, 2025, primarily due to a decrease in interest rates.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2025		December 31, 2024
Aaa / Aa / A	$4,227.9	55.4%	$3,987.5	55.6%
Baa	2,868.8	37.6%	2,699.7	37.6%
Ba	455.9	6.0%	415.7	5.8%
B and lower	73.5	1.0%	72.2	1.0%
Total	$7,626.1	100.0%	$7,175.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Fixed maturity securities	$100.9	$90.8
Equity securities	2.9	3.5
Commercial mortgage loans on real estate	5.0	4.8
Short-term investments	5.0	5.3
Other investments	(1.0)	6.3
Cash and cash equivalents	16.0	19.8
Total investment income	128.8	130.5
Investment expenses	(4.0)	(3.8)
Net investment income	$124.8	$126.7
Net investment income decreased $1.9 million, or 1%, to $124.8 million for First Quarter 2025 from $126.7 million for First Quarter 2024. The decrease was primarily driven by reduced partnership income and lower yields on cash and short-term investments, partially offset by an increase in fixed maturity securities related to higher yields and assets.
Net realized losses on investments and fair value changes to equity securities increased $7.2 million, or 82%, to $16.0 million for First Quarter 2025 from $8.8 million for First Quarter 2024. The increase was primarily driven by sales of fixed maturity securities at a loss and lower fair value changes from equity securities due to reduced investments in common stocks, partially offset by fewer impairments recorded in First Quarter 2025.
Catastrophe Reinsurance Program
Effective April 2025, coverage was placed with various reinsurers that are all rated A- or better by A.M. Best. 2025 reinsurance premiums for the total program are estimated to be $222.7 million pre-tax, compared to $188.9 million pre-tax for 2024, reflecting exposure changes, expected Florida Hurricane Catastrophe Fund (“FHCF”) program, impacts from changing the timing of program placement to a single placement date (with a premium benefit in 2024), and favorable underlying rates from improved reinsurance market conditions. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.76 billion of coverage in excess of a $160.0 million retention. Layers 1 through 6 of the program allow for one automatic reinstatement. When combined with the FHCF, the U.S. program protects against gross Florida losses of up to approximately $2.04 billion, in excess of retention.
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

On January 22, 2025, we entered into an agreement to sell our Miami, Florida property for a purchase price of $126.0 million, subject to the buyer receiving the requisite development approvals, which could take 18 to 24 months. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of March 31, 2025, less estimated costs to sell. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that the transaction will be consummated.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries, such as payments under our tax allocation agreement and under management agreements with our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary from jurisdiction to jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2024 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”). For the year ending December 31, 2025, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $524.2 million. Our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2024 Annual Report.
Holding Company
As of March 31, 2025, we had approximately $501.2 million in holding company liquidity, $276.2 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $601.4 million as of March 31, 2025) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $66.6 million and $804.7 million for First Quarter 2025 and Twelve Months 2024, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During First Quarter 2025, we made common stock repurchases and paid dividends to our common stockholders of $103.4 million. We paid dividends of $0.80 per common share on March 31, 2025 to stockholders of record as of February 3, 2025. Any determination to pay future dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During First Quarter 2025, we repurchased 298,946 shares of our outstanding common stock at a cost of $62.5 million, exclusive of commissions. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of March 31, 2025, $312.1 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.” in our 2024 Annual Report.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$175.0	$174.4	$175.0	$174.3
4.90% Senior Notes due March 2028	300.0	298.7	300.0	298.6
3.70% Senior Notes due February 2030	350.0	348.3	350.0	348.2
2.65% Senior Notes due January 2032	350.0	347.4	350.0	347.3
6.75% Senior Notes due February 2034	275.0	272.9	275.0	272.8
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	397.8	400.0	397.7
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.2
Total Debt		$2,083.7		$2,083.1
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
We made no borrowings under the Credit Facility during First Quarter 2025 and no loans were outstanding as of March 31, 2025.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of March 31, 2025.
We did not use the commercial paper program during First Quarter 2025 and there were no amounts relating to the commercial paper program outstanding as of March 31, 2025.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$392.4	$82.5
Investing activities	(421.6)	(328.2)
Financing activities	(118.7)	(96.2)
Effect of exchange rate changes on cash and cash equivalents	9.8	(3.6)
Net change in cash	$(138.1)	$(345.5)
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
Net cash provided by operating activities was $392.4 million for First Quarter 2025 compared to net cash provided by operating activities of $82.5 million for First Quarter 2024. The change in net operating cash flows was largely attributable to business growth in Homeowners, growth in global mobile device protection programs and a newly launched program in financial services. Also contributing to the increase was the timing of vendor payments. This was partially offset by higher net paid claims.
Net cash used in investing activities was $421.6 million for First Quarter 2025 compared to net cash used in investing activities of $328.2 million for First Quarter 2024. The change in net investing cash flows was primarily driven by the increased investment of net cash provided by operating activities and the reinvestment of proceeds from the sale of fixed maturity securities. Also contributing to the change was a decrease in sales of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $118.7 million for First Quarter 2025 compared to net cash used in financing activities of $96.2 million for First Quarter 2024. The change in net financing cash flows was primarily due to higher share repurchases for First Quarter 2025.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Interest paid on debt	$50.4	$50.4
Common stock dividends	40.9	37.4
Total	$91.3	$87.8

Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.6 million and $1.8 million of letters of credit outstanding as of March 31, 2025 and December 31, 2024, respectively.
Limited Recourse Note
In 2024, we entered into a financing arrangement pursuant to which we are able to issue a $100 million limited recourse note and, in return, obtain a $100 million asset-backed note from a Delaware master trust. As of March 31, 2025, no notes have been issued under this arrangement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For our market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2025, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 14 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2024 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	91,518	$210.08	91,518	$355.3
February 1 - February 28	58,295	209.26	58,295	343.1
March 1 - March 31	149,133	208.19	149,133	312.1
Total	298,946	$208.98	298,946	$312.1
(1)Shares repurchased pursuant to the November 2023 publicly announced share repurchase authorization of up to $600.0 million aggregate cost at purchase of outstanding common stock. As of March 31, 2025, $312.1 million aggregate cost at purchase remained unused under the repurchase authorization.
Item 5. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
On March 10, 2025, Keith W. Demmings, our President and Chief Executive Officer, and a director on our Board, adopted a plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Plan”). Mr. Demmings’s Plan provides for the sale of up to 18,000 shares of our common stock, and terminates on the earlier of: (i) February 27, 2026, (ii) the date all shares are sold thereunder or (iii) such date that the Plan is otherwise terminated according to its terms.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: May 8, 2025