Form 10-Q
period 2025-09-30
ASSURANT, INC.
filed 2025-11-06
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at October 31, 2025 was 50,081,110.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	September 30, 2025	December 31, 2024
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $8,357.0 and $7,524.8 at September 30, 2025 and December 31, 2024, respectively)	$8,294.7	$7,175.1
Equity securities at fair value	214.0	208.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $7.0 and $6.5 at September 30, 2025 and December 31, 2024, respectively)	328.2	342.5
Short-term investments	345.8	281.6
Other investments	596.8	536.8
Total investments	9,779.5	8,544.5
Cash and cash equivalents	1,712.5	1,807.7
Premiums and accounts receivable (net of allowances for credit losses of $9.5 and $7.2 at September 30, 2025 and December 31, 2024, respectively)	1,915.6	2,054.0
Reinsurance recoverables (net of allowances for credit losses of $6.0 and $5.0 at September 30, 2025 and December 31, 2024)	7,054.2	7,579.5
Accrued investment income	120.7	130.5
Deferred acquisition costs	10,131.1	9,992.8
Property and equipment, net	831.1	768.3
Goodwill	2,649.7	2,616.0
Value of business acquired	5.1	8.0
Other intangible assets, net	527.5	535.6
Other assets (net of allowances for credit losses of $0.5 and $0.6 at September 30, 2025 and December 31, 2024, respectively)	1,055.1	983.7
Total assets	$35,782.1	$35,020.6
Liabilities
Future policy benefits and expenses	$510.1	$536.7
Unearned premiums	20,609.2	20,211.4
Claims and benefits payable	2,212.0	2,914.2
Commissions payable	594.2	559.6
Funds held under reinsurance	279.4	277.7
Accounts payable and other liabilities (including allowances for credit losses of $0.6 and $1.4 at September 30, 2025 and December 31, 2024, respectively, for the unsecured portion of the high deductible recoverables)	3,612.3	3,331.2
Debt	2,206.4	2,083.1
Total liabilities	30,023.6	29,913.9
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 52,493,660 and 53,129,838 shares issued and 50,197,571 and 50,833,749 shares outstanding at September 30, 2025 and December 31, 2024, respectively	0.5	0.5
Additional paid-in capital	1,701.5	1,686.8
Retained earnings	4,726.3	4,378.3
Accumulated other comprehensive loss	(547.0)	(836.1)
Treasury stock, at cost; 2,296,089 shares at September 30, 2025 and December 31, 2024	(122.8)	(122.8)
Total equity	5,758.5	5,106.7
Total liabilities and equity	$35,782.1	$35,020.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,627.2	$2,417.2	$7,777.2	$7,238.3
Fees and other income	484.4	439.1	1,351.0	1,200.0
Net investment income	133.5	129.7	387.0	381.1
Net realized losses on investments (including $0.7, $9.4, $3.7 and $21.2 of impairment-related losses for the three and nine months ended September 30, 2025 and 2024, respectively) and fair value changes to equity securities	(13.6)	(18.3)	(51.3)	(46.7)
Total revenues	3,231.5	2,967.7	9,463.9	8,772.7
Benefits, losses and expenses
Policyholder benefits	709.6	776.8	2,210.8	2,096.0
Underwriting, selling, general and administrative expenses	2,161.5	2,012.7	6,366.5	5,919.2
Interest expense	27.9	26.7	81.4	80.2
Loss on extinguishment of debt	1.3	—	1.3	—
Total benefits, losses and expenses	2,900.3	2,816.2	8,660.0	8,095.4
Income before income tax expense	331.2	151.5	803.9	677.3
Income tax expense	65.6	17.7	156.4	118.4
Net income	$265.6	$133.8	$647.5	$558.9

Earnings Per Common Share
Basic	$5.22	$2.56	$12.67	$10.66
Diluted	$5.17	$2.55	$12.55	$10.60

Share Data
Weighted average common shares outstanding used in basic per common share calculations	50,831,664	52,204,057	51,081,220	52,411,457
Plus: Dilutive securities	488,827	260,465	525,846	293,417
Weighted average common shares outstanding used in diluted per common share calculations	51,320,491	52,464,522	51,607,066	52,704,874

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$265.6	$133.8	$647.5	$558.9
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $(18.2), $(56.2), $(58.5) and $(42.4) for the three and nine months ended September 30, 2025 and 2024, respectively	81.5	209.7	225.9	154.5
Change in unrealized gains on derivative transactions, net of taxes of $0.5, $(0.8), $— and $0.3 for the three and nine months ended September 30, 2025 and 2024, respectively	(1.9)	3.0	0.1	(1.1)
Change in foreign currency translation, net of taxes of $(0.5), $2.8, $(3.4) and $4.6 for the three and nine months ended September 30, 2025 and 2024, respectively	7.8	15.2	60.5	(8.4)
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.1), $0.7, $(0.7) and $2.0 for the three and nine months ended September 30, 2025 and 2024, respectively	0.2	(2.4)	2.6	(7.2)
Total other comprehensive income (loss)	87.6	225.5	289.1	137.8
Total comprehensive income	$353.2	$359.3	$936.6	$696.7

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2025	$0.5	$1,684.5	$4,570.9	$(634.6)	$(122.8)	$5,498.5
Stock plan exercises	—	8.2	—	—	—	8.2
Stock plan compensation expense	—	23.2	—	—	—	23.2
Common stock dividends ($0.80 per share)	—	—	(40.6)	—	—	(40.6)
Acquisition of common stock	—	(14.4)	(69.6)	—	—	(84.0)
Net income	—	—	265.6	—	—	265.6
Other comprehensive income	—	—	—	87.6	—	87.6
Balance at September 30, 2025	$0.5	$1,701.5	$4,726.3	$(547.0)	$(122.8)	$5,758.5

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at June 30, 2024	$0.5	$1,669.6	$4,309.7	$(852.7)	$(122.8)	$5,004.3
Stock plan exercises	—	7.5	—	—	—	7.5
Stock plan compensation expense	—	23.7	—	—	—	23.7
Common stock dividends ($0.72 per share)	—	—	(37.5)	—	—	(37.5)
Acquisition of common stock	—	(17.5)	(84.5)	—	—	(102.0)
Net income	—	—	133.8	—	—	133.8
Other comprehensive income	—	—	—	225.5	—	225.5
Balance at September 30, 2024	$0.5	$1,683.3	$4,321.5	$(627.2)	$(122.8)	$5,255.3

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2024	$0.5	$1,686.8	$4,378.3	$(836.1)	$(122.8)	$5,106.7
Stock plan exercises	—	15.8	—	—	—	15.8
Stock plan compensation expense	—	60.7	—	—	—	60.7
Common stock dividends ($2.40 per share)	—	—	(124.2)	—	—	(124.2)
Acquisition of common stock	—	(61.8)	(175.3)	—	—	(237.1)
Net income	—	—	647.5	—	—	647.5
Other comprehensive income	—	—	—	289.1	—	289.1
Balance at September 30, 2025	$0.5	$1,701.5	$4,726.3	$(547.0)	$(122.8)	$5,758.5

Assurant, Inc.
Consolidated Statements of Changes in Equity (unaudited)

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	14.8	—	—	—	14.8
Stock plan compensation expense	—	58.3	—	—	—	58.3
Common stock dividends ($2.16 per share)	—	—	(114.8)	—	—	(114.8)
Acquisition of common stock	(0.1)	(58.3)	(150.8)	—	—	(209.2)
Net income	—	—	558.9	—	—	558.9
Other comprehensive income	—	—	—	137.8	—	137.8
Balance at September 30, 2024	$0.5	$1,683.3	$4,321.5	$(627.2)	$(122.8)	$5,255.3
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating activities
Net income	$647.5	$558.9
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax expense	61.2	219.9
Depreciation and amortization	178.0	159.6
Net realized losses on investments, including impairment losses	51.3	46.7
Loss on extinguishment of debt	1.3	—
Stock based compensation expense	60.7	58.3
Restructuring costs	(1.4)	0.2
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(442.9)	1,409.8
Premiums and accounts receivable	192.4	485.7
Commissions payable	26.1	(8.7)
Reinsurance recoverable	508.8	(968.2)
Funds withheld under reinsurance	0.7	(134.3)
Deferred acquisition costs and value of business acquired	(78.2)	(75.0)
Taxes receivable	(60.2)	(167.3)
Other assets and other liabilities	(28.5)	(304.1)
Other	46.1	(51.6)
Net cash provided by operating activities	1,162.9	1,229.9
Investing activities
Sales of:
Fixed maturity securities available for sale	892.2	924.6
Equity securities	32.9	73.8
Other invested assets	31.9	71.0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	630.6	384.2
Commercial mortgage loans on real estate	53.6	35.4
Purchases of:
Fixed maturity securities available for sale	(2,294.4)	(1,822.9)
Equity securities	(26.7)	(55.4)
Commercial mortgage loans on real estate	(41.6)	(38.1)
Other invested assets	(78.3)	(66.8)
Property and equipment and other	(176.2)	(153.3)
Subsidiaries, net of cash transferred	(22.4)	(12.9)
Change in short-term investments	(61.4)	(68.4)
Other	5.8	—
Net cash used in investing activities	(1,054.0)	(728.8)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
Financing activities
Issuance of debt, net of issuance costs	298.0	—
Repayment of debt	(176.3)	—
Acquisition of common stock	(209.4)	(187.1)
Common stock dividends paid	(124.2)	(114.8)
Employee stock purchases and withholdings	(16.1)	(15.9)
Net cash used in financing activities	(228.0)	(317.8)
Effect of exchange rate changes on cash and cash equivalents	23.9	2.7
Change in cash and cash equivalents	(95.2)	186.0
Cash and cash equivalents at beginning of period	1,807.7	1,627.4
Cash and cash equivalents at end of period	$1,712.5	$1,813.4

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
The consolidated balance sheet as of September 30, 2025, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three and nine months ended September 30, 2025 and 2024 and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Restricted Cash
Restricted cash and cash equivalents of $174.9 million and $150.8 million as of September 30, 2025 and December 31, 2024, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
Adopted
There were no ASUs adopted by the Company during the quarterly period ended September 30, 2025.
Not Yet Adopted
ASUs issued but not yet adopted as of September 30, 2025, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

4. Segment Information
As of September 30, 2025, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses and activities of the holding company.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables provide information about the segments’ Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Global Lifestyle:
Net earned premiums, fees and other income:
Connected Living	$1,357.2	$1,223.5	$3,917.0	$3,512.3
Global Automotive	1,049.0	1,026.0	3,146.6	3,108.5
Net investment income	90.9	88.4	262.6	264.3
Total revenues	2,497.1	2,337.9	7,326.2	6,885.1
Policyholder benefits	486.0	448.3	1,389.9	1,277.8
Selling and underwriting expense (1)	1,231.2	1,179.5	3,727.2	3,550.0
Cost of sales (2)	249.0	224.8	665.2	593.2
General expenses (3)	324.1	301.0	937.9	882.4
Segment Adjusted EBITDA	$206.8	$184.3	$606.0	$581.7

Global Housing:
Net earned premiums, fees and other income:
Homeowners	$553.9	$478.4	$1,629.6	$1,438.5
Renters and Other	149.0	125.4	427.8	371.1
Net investment income	36.0	31.7	104.1	90.1
Total revenues	738.9	635.5	2,161.5	1,899.7
Policyholder benefits	221.9	323.3	813.6	803.5
Selling and underwriting expense (1)	54.9	40.6	146.8	113.5
General expenses (4)	205.8	179.2	618.0	536.9
Segment Adjusted EBITDA	$256.3	$92.4	$583.1	$445.8

Corporate:
Fees and other income	$—	$0.1	$1.7	$0.4
Net investment income	5.7	7.8	17.1	20.5
Total revenues	5.7	7.9	18.8	20.9
Policyholder benefits	—	—	—	—
General expenses (3)	37.3	37.7	108.2	107.4
Segment Adjusted EBITDA	$(31.6)	$(29.8)	$(89.4)	$(86.5)
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA by segment:
Global Lifestyle	$206.8	$184.3	$606.0	$581.7
Global Housing	256.3	92.4	583.1	445.8
Corporate and Other	(31.6)	(29.8)	(89.4)	(86.5)
Reconciling items to consolidated net income:
Interest expense	(27.9)	(26.7)	(81.4)	(80.2)
Depreciation expense	(37.8)	(38.9)	(108.8)	(99.5)
Amortization of purchased intangible assets	(16.5)	(17.0)	(50.0)	(51.9)
Net realized losses on investments and fair value changes to equity securities	(13.6)	(18.3)	(51.3)	(46.7)
Non-core operations (1)	0.9	(2.4)	0.2	(8.3)
Restructuring costs (2)	—	1.0	1.4	(0.2)
Other adjustments	(5.4)	6.9	(5.9)	23.1
Total reconciling items	(100.3)	(95.4)	(295.8)	(263.7)
Income before income tax expense	331.2	151.5	803.9	677.3
Income tax expense	65.6	17.7	156.4	118.4
Net income	$265.6	$133.8	$647.5	$558.9
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
(2)Relates to strategic exit activities (outside of normal periodic restructuring and cost management activities).
The following table presents total assets by segment:

	September 30, 2025	December 31, 2024
Global Lifestyle (1)	$28,372.0	$27,468.0
Global Housing (1)	5,456.4	5,773.4
Corporate and Other (2)	1,953.7	1,779.2
Segment assets	$35,782.1	$35,020.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the Miami, Florida property with a carrying value of $46.0 million as of September 30, 2025 and December 31, 2024, which met held-for-sale criteria and was included in other assets. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million, subject to certain adjustments. The transaction is subject to the buyer receiving the requisite development approvals from relevant state and local government authorities, including approvals relating to land use, rezoning and site plan. There can be no assurance that the transaction will be consummated.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $419.6 million and $382.6 million for Global Lifestyle and $40.3 million and $34.1 million for Global Housing for the three months ended September 30, 2025 and 2024, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $1.17 billion and $1.04 billion for Global Lifestyle and $107.3 million and $95.5 million for Global Housing for the nine months ended September 30, 2025 and 2024, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $189.0 million and $140.8 million, respectively, as of September 30, 2025, and $171.3 million and $153.8 million, respectively, as of December 31, 2024. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended September 30, 2025 and 2024 that was included in unearned revenue as of December 31, 2024 and 2023 was $17.5 million and $17.4 million, respectively. Revenue from service contracts and sales of products recognized during the nine months ended September 30, 2025 and 2024 that was included in unearned revenue as of December 31, 2024 and 2023 was $52.4 million and $52.1 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of September 30, 2025 and December 31, 2024, the Company had approximately $72.2 million and $83.4 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.
6. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2025
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$64.1	$—	$0.9	$(0.9)	$64.1
States, municipalities and political subdivisions	103.5	—	1.0	(5.6)	98.9
Foreign governments	592.2	—	12.7	(9.9)	595.0
Asset-backed	879.0	—	6.4	(8.2)	877.2
Commercial mortgage-backed	429.3	—	4.8	(23.3)	410.8
Residential mortgage-backed	908.1	—	9.8	(38.1)	879.8
U.S. corporate	3,674.4	—	95.9	(117.1)	3,653.2
Foreign corporate	1,706.4	—	48.6	(39.3)	1,715.7
Total fixed maturity securities	$8,357.0	$—	$180.1	$(242.4)	$8,294.7

	December 31, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$54.5	$—	$0.1	$(3.4)	$51.2
States, municipalities and political subdivisions	128.7	—	0.6	(10.2)	119.1
Foreign governments	484.6	—	2.6	(25.1)	462.1
Asset-backed	940.3	—	6.5	(9.5)	937.3
Commercial mortgage-backed	371.8	—	1.0	(36.4)	336.4
Residential mortgage-backed	690.0	—	1.6	(50.5)	641.1
U.S. corporate	3,364.3	—	26.9	(203.8)	3,187.4
Foreign corporate	1,490.6	—	19.0	(69.1)	1,440.5
Total fixed maturity securities	$7,524.8	$—	$58.3	$(408.0)	$7,175.1
The cost or amortized cost and fair value of fixed maturity securities as of September 30, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Cost or Amortized Cost	Fair Value
Due in one year or less	$112.0	$112.2
Due after one year through five years	1,403.0	1,421.4
Due after five years through ten years	3,417.8	3,483.6
Due after ten years	1,207.8	1,109.7
Total	6,140.6	6,126.9
Asset-backed	879.0	877.2
Commercial mortgage-backed	429.3	410.8
Residential mortgage-backed	908.1	879.8
Total	$8,357.0	$8,294.7
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(15.6)	$(18.5)	$(53.8)	$(47.7)
Equity securities (1)	4.9	11.2	6.6	21.3
Commercial mortgage loans on real estate	(2.2)	(0.1)	(0.5)	(2.4)
Other investments	—	(1.5)	0.1	3.3
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(12.9)	(8.9)	(47.6)	(25.5)
Net realized losses related to impairments:
Fixed maturity securities	—	(0.2)	—	(1.2)
Other investments	(0.7)	(9.2)	(3.7)	(20.0)
Total net realized losses related to impairments	(0.7)	(9.4)	(3.7)	(21.2)
Total net realized losses on investments and fair value changes to equity securities	$(13.6)	$(18.3)	$(51.3)	$(46.7)
(1)Upward adjustments of $1.3 million, $3.7 million, $2.5 million and $6.6 million for the three and nine months ended September 30, 2025 and 2024, respectively, and impairments of $0.7 million, $3.7 million, $9.2 million and $20.0 million for the three and nine months ended September 30, 2025 and 2024, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) recognized on equity securities	$4.9	$11.2	$6.6	$21.3
Less: Net realized gains (losses) related to sales of equity securities	0.1	1.4	(13.9)	6.5
Total fair value changes to equity securities held	$4.8	$9.8	$20.5	$14.8
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	September 30, 2025	December 31, 2024
Initial cost	$82.6	$74.8
Cumulative upward adjustments	54.7	57.9
Cumulative downward adjustments (including impairments)	(22.9)	(24.4)
Carrying value	$114.4	$108.3
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of September 30, 2025 and December 31, 2024 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	September 30, 2025
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$12.6	$(0.1)	$10.5	$(0.8)	$23.1	$(0.9)
States, municipalities and political subdivisions	5.7	(0.5)	54.4	(5.1)	60.1	(5.6)
Foreign governments	33.6	(0.4)	163.1	(9.5)	196.7	(9.9)
Asset-backed	80.1	(2.9)	75.9	(5.3)	156.0	(8.2)
Commercial mortgage-backed	34.8	(0.9)	152.2	(22.4)	187.0	(23.3)
Residential mortgage-backed	83.5	(1.4)	214.0	(36.7)	297.5	(38.1)
U.S. corporate	192.9	(8.8)	611.3	(108.3)	804.2	(117.1)
Foreign corporate	69.9	(2.8)	279.9	(36.5)	349.8	(39.3)
Total fixed maturity securities	$513.1	$(17.8)	$1,561.3	$(224.6)	$2,074.4	$(242.4)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$25.8	$(0.6)	$21.4	$(2.8)	$47.2	$(3.4)
States, municipalities and political subdivisions	20.4	(1.5)	66.1	(8.7)	86.5	(10.2)
Foreign governments	164.8	(10.9)	171.3	(14.2)	336.1	(25.1)
Asset-backed	59.0	(3.5)	87.6	(6.0)	146.6	(9.5)
Commercial mortgage-backed	65.7	(1.3)	195.8	(35.1)	261.5	(36.4)
Residential mortgage-backed	223.4	(4.8)	209.7	(45.7)	433.1	(50.5)
U.S. corporate	1,083.8	(29.9)	954.3	(173.9)	2,038.1	(203.8)
Foreign corporate	368.1	(9.9)	431.4	(59.2)	799.5	(69.1)
Total fixed maturity securities	$2,011.0	$(62.4)	$2,137.6	$(345.6)	$4,148.6	$(408.0)
Total gross unrealized losses represented approximately 12% of the aggregate fair value of the related securities as of September 30, 2025 and 10% as of December 31, 2024. Approximately 7% and 15% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of September 30, 2025 and December 31, 2024, respectively. The total gross unrealized losses are comprised of 1,617 and 2,712 individual securities as of September 30, 2025 and December 31, 2024, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of September 30, 2025 and December 31, 2024 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and nine months ended September 30, 2025. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of September 30, 2025, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.0 million as of September 30, 2025 and December 31, 2024.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$38.6	$52.6	$36.9	$24.3	$19.8	$45.6	$217.8	65.0%
71% to 80%	—	1.9	6.8	17.6	49.1	2.7	78.1	23.3%
81% to 95%	—	—	—	10.7	5.0	5.7	21.4	6.4%
Greater than 95%	—	—	3.8	7.9	6.2	—	17.9	5.3%
Total	$38.6	$54.5	$47.5	$60.5	$80.1	$54.0	$335.2	100.0%

	September 30, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$6.8	$6.4	$0.5	$14.6	$10.7	$32.8	$71.8	21.4%
1.5 to 2.0	9.1	21.1	12.1	10.7	24.6	13.1	90.7	27.1%
1.0 to 1.5	22.7	26.0	14.4	15.3	19.2	6.7	104.3	31.1%
Less than 1.0	—	1.0	20.5	19.9	25.6	1.4	68.4	20.4%
Total	$38.6	$54.5	$47.5	$60.5	$80.1	$54.0	$335.2	100.0%

	December 31, 2024
	Origination Year
	2024	2023	2022	2021	2020	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$51.9	$43.2	$29.6	$16.0	$—	$57.9	$198.6	56.9%
71% to 80%	3.8	4.9	22.8	65.5	2.8	—	99.8	28.6%
81% to 95%	—	—	12.6	8.6	—	9.5	30.7	8.8%
Greater than 95%	—	3.8	9.9	6.2	—	—	19.9	5.7%
Total	$55.7	$51.9	$74.9	$96.3	$2.8	$67.4	$349.0	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, the Retiree Medical Pension 401(h), and other derivatives. Other liabilities are comprised of investments in

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

the AIP, contingent considerations related to business combinations, and other derivatives. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	September 30, 2025
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$64.1	$—		$64.1		$—
States, municipalities and political subdivisions	98.9	—		98.9		—
Foreign governments	595.0	—		595.0		—
Asset-backed	877.2	—		750.1		127.1
Commercial mortgage-backed	410.8	—		410.8		—
Residential mortgage-backed	879.8	—		879.8		—
U.S. corporate	3,653.2	—		3,589.4		63.8
Foreign corporate	1,715.7	—		1,705.7		10.0
Equity securities:
Mutual funds	37.0	15.9		—		21.1
Common stocks	2.0	2.0		—		—
Non-redeemable preferred stocks	175.0	—		174.6		0.4
Short-term investments	305.7	303.1	(2)	2.6	(3)	—
Other investments	73.1	73.0	(1)	—		0.1
Cash equivalents	1,205.1	1,192.6	(2)	12.5	(3)	—
Other assets	7.2	—		—		7.2	(4)
Assets held in separate accounts	11.1	5.2	(1)	5.9	(3)	—
Total financial assets	$10,110.9	$1,591.8		$8,289.4		$229.7

Financial Liabilities
Other liabilities	$80.5	$60.3	(1)	$—		$20.2	(5)
Liabilities related to separate accounts	11.1	5.2	(1)	5.9	(3)	—
Total financial liabilities	$91.6	$65.5		$5.9		$20.2

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	September 30, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$328.2	$325.5	$—	$—	$325.5
Other investments	34.9	34.9	1.2	—	33.7
Other assets	35.2	35.2	—	—	35.2
Total financial assets	$398.3	$395.6	$1.2	$—	$394.4
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.4	$6.9	$—	$—	$6.9
Funds withheld under reinsurance	279.4	279.4	279.4	—	—
Debt	2,206.4	2,169.4	—	2,169.4	—
Total financial liabilities	$2,492.2	$2,455.7	$279.4	$2,169.4	$6.9

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$342.5	$333.3	$—	$—	$333.3
Other investments	23.2	23.2	1.3	—	21.9
Other assets	26.3	26.3	—	—	26.3
Total financial assets	$392.0	$382.8	$1.3	$—	$381.5
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.5	$6.9	$—	$—	$6.9
Funds withheld under reinsurance	277.7	277.7	277.7	—	—
Debt	2,083.1	1,998.1	—	1,998.1	—
Total financial liabilities	$2,367.3	$2,282.7	$277.7	$1,998.1	$6.9
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
8. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$10,138.5	$10,041.0	$9,992.8	$9,967.2
Costs deferred	926.3	1,005.3	3,195.8	3,117.1
Amortization	(933.7)	(962.5)	(3,057.5)	(3,000.5)
Ending balance	$10,131.1	$10,083.8	$10,131.1	$10,083.8

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

	For the Nine Months Ended September 30,
	2025	2024
Claims and benefits payable, at beginning of period	$2,914.2	$1,989.2
Less: Reinsurance ceded and other	(1,669.8)	(886.6)
Net claims and benefits payable, at beginning of period	1,244.4	1,102.6
Incurred losses and loss adjustment expenses related to:
Current year	2,337.0	2,194.9
Prior years	(126.2)	(98.9)
Total incurred losses and loss adjustment expenses	2,210.8	2,096.0
Paid losses and loss adjustment expenses related to:
Current year	1,596.3	1,315.2
Prior years	635.3	570.6
Total paid losses and loss adjustment expenses	2,231.6	1,885.8
Net claims and benefits payable, at end of period	1,223.6	1,312.8
Plus: Reinsurance ceded and other (1)	988.4	1,736.2
Claims and benefits payable, at end of period (1)	$2,212.0	$3,049.0
(1)Includes reinsurance recoverables and claims and benefits payable of $256.0 million and $905.6 million as of September 30, 2025 and 2024, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $126.2 million and $98.9 million for the nine months ended September 30, 2025 and 2024, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $40.6 million and $16.7 million in net favorable loss development for the nine months ended September 30, 2025 and 2024, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Connected Living contributed $23.4 million of net favorable development, of which $10.6 million was from mobile, $9.9 million was from extended service contracts and $2.9 million was from credit and other insurance. For mobile, the favorable development was primarily attributable to reserve releases as a new client’s actual loss experience replaced initial pricing assumptions. For extended service contracts, reserve releases and favorable development are primarily attributable to fewer claims as inforce contract counts decrease slightly and lower severity from new pricing agreements with servicers. For credit and other insurance, the favorable development was primarily attributable to administrative closure of claims with no offsetting settlements. Global Automotive contributed $17.2 million of net favorable development, primarily attributable to favorability in the frequency assumptions in the U.S. service contract products. For the nine months ended September 30, 2024, the favorable development was also primarily from Connected Living and due to similar drivers. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Global Housing contributed $86.6 million and $87.1 million of net favorable loss development for the nine months ended September 30, 2025 and 2024, respectively. The net favorable loss development for the nine months ended September 30, 2025 consisted of $91.0 million of net favorable non-catastrophe development and $4.4 million of net unfavorable development from prior catastrophe events. The net favorable non-catastrophe development was driven by $80.3 million from lender-placed hazard due to easing inflation and lower frequency as observed by favorable actual loss emergence data compared to prior estimates. The net favorable loss development for the nine months ended September 30, 2024 was primarily attributable to favorable frequency, easing inflation and legislative reform changes in Florida.
The sharing economy and small commercial businesses, reported within non-core operations, contributed $3.0 million and $11.6 million in net unfavorable loss development during the nine months ended September 30, 2025 and 2024, respectively. The $3.0 million in net unfavorable loss development was primarily attributable to sharing economy due to the deterioration in the anticipated portion and amount of claims exceeding the per policy deductible. The net unfavorable loss development for the nine months ended September 30, 2024 was primarily attributable to more newly reported claims than expected and an increase in the portion and amount of claims anticipated to exceed the per policy deducible.
All others contributed $2.0 million and $6.7 million of net favorable loss development for the nine months ended September 30, 2025 and 2024 respectively.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	September 30, 2025	December 31, 2024
Present value of expected net premiums
Balance, beginning of period	$36.4	$36.4
Beginning balance at original discount rate	34.0	36.5
Effect of changes in cash flow assumptions	—	(1.0)
Effect of actual variances from expected experience	—	0.9
Adjusted beginning of period balance	34.0	36.4
Experience variance (1)	1.5	0.1
Interest accrual	2.4	3.4
Net premiums collected	(4.2)	(5.9)
Ending balance at original discount rate	33.7	34.0
Effect of changes in discount rate assumptions	1.7	2.4
Balance, end of period	$35.4	$36.4

Present value of expected future policy benefits
Balance, beginning of period	$506.4	$450.6
Beginning balance at original discount rate	452.9	453.0
Effect of actual variances from expected experience	—	1.5
Adjusted beginning of period balance	452.9	454.5
Experience variance (1)	(6.1)	(1.3)
Interest accrual	19.4	26.2
Benefit payments	(22.6)	(26.5)
Ending balance at original discount rate	443.6	452.9
Effect of changes in discount rate assumptions	38.7	53.5
Balance, end of period	$482.3	$506.4

Net future policy benefits and expenses	$446.9	$470.0
Related reinsurance recoverable	446.9	470.0
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	11.0	11.4
(1)Experience variance includes adverse development resulting from the allocation of the premium deficiency reserve to the cohort level for issue years where net premiums exceed gross premiums.

The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

	September 30, 2025	December 31, 2024
Long-term care	$446.9	$470.0
Other	63.2	66.7
Total	$510.1	$536.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

	September 30, 2025	December 31, 2024
Expected future benefits payments	$772.1	$804.4
Expected future gross premiums	$60.2	$61.9
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	September 30, 2025	September 30, 2024
Gross premiums	$1.4	$1.5
Interest expense (original discount rate)	$5.6	$5.7
The following table presents the weighted-average interest rate for long-term care insurance contracts:

	September 30, 2025	September 30, 2024
Interest expense (original discount rate)	5.95%	5.95%
Current discount rate	4.92%	5.45%
10. Debt
Debt Issuance
2036 Senior Notes: In August 2025, the Company issued senior notes due February 2036 with an aggregate principal amount of $300.0 million, which bear interest at a rate of 5.55% per year and were issued at a 0.322% discount to the public (the “2036 Senior Notes”). Interest on the 2036 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026. Prior to November 15, 2035, the Company may redeem all or part of the 2036 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2036 Senior Notes to be redeemed, plus a make-whole premium as described in the 2036 Senior Notes and accrued and unpaid interest up to the redemption date. On or after that date, the Company may redeem all or part of the 2036 Senior Notes at any time at a redemption price equal to 100% of the aggregate principal amount of the 2036 Senior Notes to be redeemed, plus accrued and unpaid interest up to the redemption date.
In anticipation of the issuance of the 2036 Senior Notes, the Company entered into a derivative transaction to hedge the risk associated with changes in interest rates up to the date the 2036 Senior Notes were issued. The Company determined that the derivative qualified for cash flow hedge accounting and recognized a deferred loss of $0.7 million upon settlement which was reported through other comprehensive income. The deferred loss will be recognized in addition to the interest expense related to the 2036 Senior Notes on an effective yield basis.
Debt Redemption
In August 2025, the Company used the net proceeds from the sale of the 2036 Senior Notes to redeem all of the $175.0 million outstanding aggregate principal amount of its 6.10% Senior Notes due February 2026 (the “2026 Senior Notes”) at a make-whole premium plus accrued and unpaid interest up to the redemption date, to pay related fees and expenses, and for general corporate purposes. In connection with the redemption, the Company recognized a net loss from the extinguishment of the debt of $1.3 million, which included the make-whole premium and the remaining deferred debt issuance costs for the 2026 Senior Notes, partially offset by a gain from the termination of a hedge of the interest rate risk associated with the redeemed notes.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended September 30, 2025
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at June 30, 2025	$(362.5)	$(147.5)	$4.2	$(128.8)	$(634.6)
Change in accumulated other comprehensive income (loss) before reclassifications	7.8	69.3	(1.1)	—	76.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.2	(0.8)	0.2	11.6
Net current-period other comprehensive income (loss)	7.8	81.5	(1.9)	0.2	87.6
Balance at September 30, 2025	$(354.7)	$(66.0)	$2.3	$(128.6)	$(547.0)

	Three Months Ended September 30, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at June 30, 2024	$(375.5)	$(360.7)	$4.4	$(120.9)	$(852.7)
Change in accumulated other comprehensive income (loss) before reclassifications	15.2	193.8	3.2	—	212.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	15.9	(0.2)	(2.4)	13.3
Net current-period other comprehensive income (loss)	15.2	209.7	3.0	(2.4)	225.5
Balance at September 30, 2024	$(360.3)	$(151.0)	$7.4	$(123.3)	$(627.2)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Nine Months Ended September 30, 2025
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)
Change in accumulated other comprehensive income (loss) before reclassifications	60.5	183.6	1.4	—	245.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	42.3	(1.3)	2.6	43.6
Net current-period other comprehensive income (loss)	60.5	225.9	0.1	2.6	289.1
Balance at September 30, 2025	$(354.7)	$(66.0)	$2.3	$(128.6)	$(547.0)

	Nine Months Ended September 30, 2024
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(8.4)	116.0	4.7	—	112.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	38.5	(5.8)	(7.2)	25.5
Net current-period other comprehensive income (loss)	(8.4)	154.5	(1.1)	(7.2)	137.8
Balance at September 30, 2024	$(360.3)	$(151.0)	$7.4	$(123.3)	$(627.2)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net unrealized losses on investments	$15.5	$20.1	$53.6	$48.7	Net realized losses on investments and fair value changes to equity securities
	(3.3)	(4.2)	(11.3)	(10.2)	Provision for income taxes
	$12.2	$15.9	$42.3	$38.5	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.7)	$(0.7)	$(2.1)	$(2.1)	Interest expense
Interest rate derivatives	(0.3)	—	(0.3)	—	Loss on extinguishment of debt
Foreign exchange derivatives	—	0.4	0.8	(5.3)	Underwriting, selling, general and administrative expenses
	(1.0)	(0.3)	(1.6)	(7.4)
	0.2	0.1	0.3	1.6	Provision for income taxes
	$(0.8)	$(0.2)	$(1.3)	$(5.8)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.3	$0.2	$0.9	$0.8	(1)
Amortization of prior service credit	—	(3.4)	—	(10.2)	(1)
Settlement loss	—	—	2.5	—	(1)
	0.3	(3.2)	3.4	(9.4)
	(0.1)	0.8	(0.8)	2.2	Provision for income taxes
	$0.2	$(2.4)	$2.6	$(7.2)	Net of tax
Total reclassifications for the period	$11.6	$13.3	$43.6	$25.5	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$265.6	$133.8	$647.5	$558.9
Less: Common stock dividends paid	(40.6)	(37.5)	(124.2)	(114.8)
Undistributed earnings	$225.0	$96.3	$523.3	$444.1

Denominator
Weighted average common shares outstanding used in basic per common share calculations	50,831,664	52,204,057	51,081,220	52,411,457
Incremental common shares from:
PSUs	488,827	257,221	525,846	291,630
ESPP	—	3,244	—	1,787
Weighted average common shares outstanding used in diluted per common share calculations	51,320,491	52,464,522	51,607,066	52,704,874
Earnings per common share – Basic
Distributed earnings	$0.80	$0.72	$2.43	$2.19
Undistributed earnings	4.42	1.84	10.24	8.47
Net income	$5.22	$2.56	$12.67	$10.66
Earnings per common share – Diluted
Distributed earnings	$0.79	$0.71	$2.41	$2.17
Undistributed earnings	4.38	1.84	10.14	8.43
Net income	$5.17	$2.55	$12.55	$10.60
Average PSUs totaling 42,539 and 61,250 for the three months ended September 30, 2025 and 2024, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method. Average PSUs totaling 46,455 and 46,551 for the nine months ended September 30, 2025 and 2024, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
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
In addition, until terminated effective December 31, 2024 (the “Termination Date”), the Company provided certain health care benefits for retired employees and their dependents (“Retirement Health Benefits”). Retirement Health Benefits were paid through the Termination Date. The Company will continue to provide certain life benefits for retired employees following termination of the Retirement Health Benefits (together, “Plan Benefits”).

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables present the components of net periodic benefit cost for the Pension Benefits and Plan Benefits for the three and nine months ended September 30, 2025 and 2024:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Plan Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Interest cost	$6.1	$6.6	$0.7	$0.6	$—	$—
Expected return on plan assets	(9.5)	(10.0)	—	—	—	(0.3)
Amortization of prior service credit	—	—	—	—	—	(3.4)
Amortization of net loss	—	—	0.3	0.2	—	—
Settlement loss	—	—	—	—	—	—
Net periodic benefit cost	$(3.4)	$(3.4)	$1.0	$0.8	$—	$(3.7)

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Plan Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Interest cost	$18.6	$19.9	$2.0	$1.7	$—	$0.1
Expected return on plan assets	(28.8)	(30.2)	—	—	—	(1.0)
Amortization of prior service credit	—	—	—	—	—	(10.2)
Amortization of net loss (gain)	—	—	0.9	0.8	—	—
Settlement loss	—	—	—	—	2.5	—
Net periodic benefit cost	$(10.2)	$(10.3)	$2.9	$2.5	$2.5	$(11.1)
The Assurant Pension Plan funded status was $92.7 million at September 30, 2025 and $84.1 million at December 31, 2024 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 119% and 117% funded status at September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2025.
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which the Company is the reinsurer. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.7 million and $1.8 million of letters of credit outstanding as of September 30, 2025 and December 31, 2024, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2024 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and nine months ended September 30, 2025 (“Third Quarter 2025” and “Nine Months 2025”) and the three and nine months ended September 30, 2024 (“Third Quarter 2024” and “Nine Months 2024”).
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
Segment Information
As of September 30, 2025, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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

Executive Summary
Summary of Financial Results
Consolidated net income increased $131.8 million, or 99%, to $265.6 million for Third Quarter 2025 from $133.8 million for Third Quarter 2024, primarily due to lower reportable catastrophes and growth within Global Housing and Global Lifestyle, partially offset by a higher effective tax rate.
Global Lifestyle Adjusted EBITDA increased $22.5 million, or 12%, to $206.8 million for Third Quarter 2025 from $184.3 million for Third Quarter 2024, driven by double-digit earnings growth across both Connected Living and Global Automotive. In Connected Living, results benefited from contributions from a new financial services program, as well as global subscriber growth and trade-in performance in mobile. In Global Automotive, results included a non-run rate benefit of $6.1 million and improved loss experience.
Global Lifestyle net earned premiums, fees and other income increased $156.7 million, or 7%, to $2.41 billion for Third Quarter 2025 from $2.25 billion for Third Quarter 2024, primarily driven by Connected Living growth from mobile protection and trade-in programs, and a new program in financial services, as well as contributions from Global Automotive.
Global Housing Adjusted EBITDA increased $163.9 million, or 177%, to $256.3 million for Third Quarter 2025 from $92.4 million for Third Quarter 2024. Results included $133.9 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $30.0 million, or 13%, driven by the previously disclosed $27.5 million unfavorable non-run rate adjustment in Third Quarter 2024. Underlying results were driven by favorable non-catastrophe loss experience, including lower claims frequency, and top-line growth, including higher lender-placed policies in-force which benefitted from voluntary insurance market pressure, partially offset by lower favorable prior-period reserve development.
Global Housing net earned premiums, fees and other income increased $99.1 million, or 16%, to $702.9 million for Third Quarter 2025 from $603.8 million for Third Quarter 2024, driven by the aforementioned run-rate adjustment from the prior year period, growth in policies in-force and higher average premiums within lender-placed, as well as growth in Renters and Other and across various specialty products within Homeowners.
Corporate and Other Adjusted EBITDA decreased $1.8 million, or 6%, to $(31.6) million for Third Quarter 2025 from $(29.8) million for Third Quarter 2024, driven by lower net investment income.
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

Critical Accounting Policies and Estimates
Our 2024 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2024 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Third Quarter 2025.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net earned premiums	$2,627.2	$2,417.2	$7,777.2	$7,238.3
Fees and other income	484.4	439.1	1,351.0	1,200.0
Net investment income	133.5	129.7	387.0	381.1
Net realized losses on investments and fair value changes to equity securities	(13.6)	(18.3)	(51.3)	(46.7)
Total revenues	3,231.5	2,967.7	9,463.9	8,772.7
Benefits, losses and expenses:
Policyholder benefits	709.6	776.8	2,210.8	2,096.0
Underwriting, selling, general and administrative expenses	2,161.5	2,012.7	6,366.5	5,919.2
Interest expense	27.9	26.7	81.4	80.2
Loss on extinguishment of debt	1.3	—	1.3	—
Total benefits, losses and expenses	2,900.3	2,816.2	8,660.0	8,095.4
Income before provision for income taxes	331.2	151.5	803.9	677.3
Provision for income taxes	65.6	17.7	156.4	118.4
Net income	$265.6	$133.8	$647.5	$558.9
For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net income increased $131.8 million, or 99%, to $265.6 million for Third Quarter 2025 from $133.8 million for Third Quarter 2024, primarily due to $107.6 million of lower after-tax reportable catastrophes and higher Global Housing and Global Lifestyle earnings. The increase in net income was partially offset by a higher annualized effective tax rate, mainly due to higher transferable tax credits reported in the prior year.
For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net income increased $88.6 million, or 16%, to $647.5 million for Nine Months 2025 from $558.9 million for Nine Months 2024, primarily driven by higher Global Housing and Global Lifestyle earnings. The increase in net income was partially offset by a higher annualized effective tax rate, mainly due to higher transferable tax credits and a tax benefit for the release of a valuation allowance on foreign deferred tax assets recorded in the prior year, and $12.1 million of lower after-tax gain related to benefit plan activity due to the termination of the retirement health benefits plan on December 31, 2024.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net earned premiums	$1,973.3	$1,857.8	$5,854.8	$5,553.7
Fees and other income	432.9	391.7	1,208.8	1,067.1
Net investment income	90.9	88.4	262.6	264.3
Total revenues	2,497.1	2,337.9	7,326.2	6,885.1
Benefits, losses and expenses
Policyholder benefits	486.0	448.3	1,389.9	1,277.8
Selling and underwriting expenses	1,231.2	1,179.5	3,727.2	3,550.0
Cost of sales	249.0	224.8	665.2	593.2
General expenses	324.1	301.0	937.9	882.4
Total benefits, losses and expenses	2,290.3	2,153.6	6,720.2	6,303.4
Global Lifestyle Adjusted EBITDA	$206.8	$184.3	$606.0	$581.7

Net earned premiums, fees and other income:
Connected Living	$1,357.2	$1,223.5	$3,917.0	$3,512.3
Global Automotive	1,049.0	1,026.0	3,146.6	3,108.5
Total	$2,406.2	$2,249.5	$7,063.6	$6,620.8

Net earned premiums, fees and other income:
Domestic	$1,834.2	$1,747.3	$5,425.6	$5,149.0
International	572.0	502.2	1,638.0	1,471.8
Total	$2,406.2	$2,249.5	$7,063.6	$6,620.8
For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Adjusted EBITDA increased $22.5 million, or 12%, to $206.8 million for Third Quarter 2025 from $184.3 million for Third Quarter 2024, primarily driven by contributions from a new financial services program, mobile subscriber growth and performance of global mobile trade-in programs within Connected Living, as well as growth in Global Automotive, including a non-run rate benefit of $6.1 million and improved loss experience.
Total revenues increased $159.2 million, or 7%, to $2.50 billion for Third Quarter 2025 from $2.34 billion for Third Quarter 2024. Net earned premiums increased $115.5 million, or 6%, primarily driven by Connected Living from global mobile subscriber growth and a new financial services program, as well as modest growth in Global Automotive. Fees and other income increased $41.2 million, or 11%, primarily driven by growth in global mobile trade-in programs within Connected Living. Net investment income increased $2.5 million, or 3%, primarily due to higher asset balances and yields in fixed maturity securities.
Total benefits, losses and expenses increased $136.7 million, or 6%, to $2.29 billion for Third Quarter 2025 from $2.15 billion for Third Quarter 2024. Selling and underwriting expenses increased $51.7 million, or 4%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from global mobile device protection programs in line with the increase in net earned premiums. Policyholder benefits increased $37.7 million, or 8%, primarily due to a new financial services program, partially offset by decline in Global Automotive. Cost of sales increased $24.2 million, or 11%, mainly driven by growth in global mobile trade-in programs. General expenses increased $23.1 million, or 8%, primarily due to higher employee-related and information technology expenses to support growth initiatives.
For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Adjusted EBITDA increased $24.3 million, or 4%, to $606.0 million for Nine Months 2025 from $581.7 million for Nine Months 2024, primarily due to Connected Living growth, mainly from growth from international mobile device protection programs and U.S. financial services, and improved loss experience in Global Automotive. The increase in Adjusted EBITDA was partially offset by a decrease within U.S. mobile device protection programs and the unfavorable impact of foreign exchange.
Total revenues increased $441.1 million, or 6%, to $7.33 billion for Nine Months 2025 from $6.89 billion for Nine Months 2024. Net earned premiums increased $301.1 million, or 5%, primarily driven by growth in Connected Living from mobile subscriber growth and a new program in financial services, partially offset by a decline in domestic extended service contracts and the unfavorable impact of foreign exchange. Fees and other income increased $141.7 million, or 13%, primarily due to growth from global mobile trade-in programs and a new program in financial services. Net investment income decreased $1.7 million, or 1%, primarily due to lower income from real estate, cash and short-term investments, partially offset by higher income due to higher yields and asset balances in fixed maturity securities.
Total benefits, losses and expenses increased $416.8 million, or 7%, to $6.72 billion for Nine Months 2025 from $6.30 billion for Nine Months 2024. Selling and underwriting expenses increased $177.2 million, or 5%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from global mobile device protection programs in line with the increase in net earned premiums. Policyholder benefits increased $112.1 million, or 9%, primarily due to a new financial services program in Connected Living, partially offset by lower losses within Global Automotive. Cost of sales increased $72.0 million, or 12%, driven by growth in global mobile trade-in programs. General expenses increased $55.5 million, or 6%, primarily due to higher employee-related and information technology expenses to support growth initiatives.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net earned premiums	$651.4	$557.0	$1,916.9	$1,678.0
Fees and other income	51.5	46.8	140.5	131.6
Net investment income	36.0	31.7	104.1	90.1
Total revenues	738.9	635.5	2,161.5	1,899.7
Benefits, losses and expenses
Policyholder benefits	221.9	323.3	813.6	803.5
Selling and underwriting expenses	54.9	40.6	146.8	113.5
General expenses	205.8	179.2	618.0	536.9
Total benefits, losses and expenses	482.6	543.1	1,578.4	1,453.9
Global Housing Adjusted EBITDA	$256.3	$92.4	$583.1	$445.8

Impact of reportable catastrophes	$2.9	$136.8	$189.4	$195.2

Net earned premiums, fees and other income
Homeowners	$553.9	$478.4	$1,629.6	$1,438.5
Renters and Other	149.0	125.4	427.8	371.1
Total	$702.9	$603.8	$2,057.4	$1,809.6
For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Adjusted EBITDA increased $163.9 million, or 177%, to $256.3 million for Third Quarter 2025 from $92.4 million for Third Quarter 2024, mainly due to $133.9 million of lower pre-tax reportable catastrophes, the previously disclosed $27.5 million unfavorable non-run rate adjustment from Third Quarter 2024 and continued growth within Homeowners, including lower claims frequency and higher lender-placed policies in-force which benefitted from voluntary insurance market pressure. The increase in Adjusted EBITDA was partially offset by $16.2 million of lower year-over-year favorable non-catastrophe prior period reserve development, as well as higher costs associated with growth. Third Quarter 2025 had $28.5 million of favorable non-catastrophe prior period reserve development compared to $44.7 million in Third Quarter 2024.
Total revenues increased $103.4 million, or 16%, to $738.9 million for Third Quarter 2025 from $635.5 million for Third Quarter 2024. Net earned premiums increased $94.4 million, or 17%, primarily driven by the non-run rate adjustment described above, growth in Homeowners from higher lender-placed policies in-force and average premiums, growth in Renters and Other, primarily from a block of newly acquired renters policies, and growth across various specialty products within Homeowners. Fees and other income increased $4.7 million, or 10%, primarily driven by continued growth in service fees within Homeowners. Net investment income increased $4.3 million, or 14%, primarily due to higher invested asset balances and yields.
Total benefits, losses and expenses decreased $60.5 million, or 11%, to $482.6 million for Third Quarter 2025 from $543.1 million for Third Quarter 2024. Policyholder benefits decreased $101.4 million, or 31%, due to lower reportable catastrophes and lower non-catastrophe claims frequency, partially offset by $16.2 million of lower year-over-year favorable non-catastrophe prior period reserve development. General expenses increased $26.6 million, or 15%, and selling and underwriting expenses increased $14.3 million, or 35%, both primarily due to higher costs associated with growth.
For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Adjusted EBITDA increased $137.3 million, or 31%, to $583.1 million for Nine Months 2025 from $445.8 million for Nine Months 2024, mainly due to continued growth from higher lender-placed policies in-force and average premiums within Homeowners, lower non-catastrophe loss experience, the previously disclosed $27.5 million unfavorable non-run rate adjustment from Nine Months 2024, and higher net investment income and fee income. The increase in Adjusted EBITDA was partially offset by higher costs associated with growth and higher catastrophe reinsurance premiums from the 2024 program restructuring.
Total revenues increased $261.8 million, or 14%, to $2.16 billion for Nine Months 2025 from $1.90 billion for Nine Months 2024. Net earned premiums increased $238.9 million, or 14%, primarily driven by Homeowners from higher lender-placed policies in-force, average premiums and growth across various specialty products, growth in Renters and Other primarily from a block of newly acquired renters policies, and the non-run rate adjustment described above, partially offset by higher catastrophe reinsurance premiums. Net investment income increased $14.0 million, or 16%, primarily due to higher invested asset balances and yields. Fees and other income increased $8.9 million, or 7%, primarily driven by continued growth in service fees within Homeowners.
Total benefits, losses and expenses increased $124.5 million, or 9%, to $1.58 billion for Nine Months 2025 from $1.45 billion for Nine Months 2024. General expenses increased $81.1 million, or 15%, and selling and underwriting expenses increased $33.3 million, or 29%, both primarily due to higher costs associated with growth. Policyholder benefits increased $10.1 million, or 1%, primarily due to higher non-catastrophe losses from exposure growth and severity, partially offset by favorable frequency, as well as lower reportable catastrophe losses and $5.9 million of favorable year-over-year non-catastrophe prior year reserve development. Nine Months 2025 had $91.0 million of favorable non-catastrophe prior year reserve development compared to $85.1 million in Nine Months 2024.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	—	0.1	1.7	0.4
Net investment income	5.7	7.8	17.1	20.5
Total revenues	5.7	7.9	18.8	20.9
Benefits, losses and expenses
Policyholder benefits	—	—	—	—
General expenses	37.3	37.7	108.2	107.4
Total benefits, losses and expenses	37.3	37.7	108.2	107.4
Corporate and Other Adjusted EBITDA	$(31.6)	$(29.8)	$(89.4)	$(86.5)
For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Adjusted EBITDA decreased $1.8 million, or 6%, to $(31.6) million for Third Quarter 2025 from $(29.8) million for Third Quarter 2024. The change in results was primarily due to lower net investment income.
Total revenues decreased $2.2 million, or 28%, to $5.7 million for Third Quarter 2025 from $7.9 million for Third Quarter 2024, primarily driven by a decrease in net investment income of $2.1 million, or 27%, mostly due to lower invested assets.
Total benefits, losses and expenses decreased $0.4 million, or 1%, to $37.3 million for Third Quarter 2025 from $37.7 million for Third Quarter 2024, primarily driven by lower third-party expenses.
For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Adjusted EBITDA decreased $2.9 million, or 3%, to $(89.4) million for Nine Months 2025 from $(86.5) million for Nine Months 2024. The change in results was primarily due to lower net investment income and higher employee-related expenses.
Total revenues decreased $2.1 million, or 10%, to $18.8 million for Nine Months 2025 from $20.9 million for Nine Months 2024, primarily driven by decrease in net investment income of $3.4 million, or 17%, mainly due to lower invested assets, partially offset by an increase in fees and other income of $1.3 million, mostly due to the sale of Internet Protocol addresses.
Total benefits, losses and expenses increased $0.8 million, or 1%, to $108.2 million for Nine Months 2025 from $107.4 million for Nine Months 2024, primarily driven by higher employee-related expenses.

Investments
We had total investments of $9.78 billion and $8.54 billion as of September 30, 2025 and December 31, 2024, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased $287.4 million during Nine Months 2025, from a $349.7 million unrealized loss at December 31, 2024 to a $62.3 million unrealized loss as of September 30, 2025, primarily due to a reduction in Treasury rates.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	September 30, 2025		December 31, 2024
Aaa / Aa / A	$4,616.7	55.7%	$3,987.5	55.6%
Baa	3,079.5	37.1%	2,699.7	37.6%
Ba	510.3	6.2%	415.7	5.8%
B and lower	88.2	1.0%	72.2	1.0%
Total	$8,294.7	100.0%	$7,175.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturity securities	$111.4	$99.2	$319.7	$285.9
Equity securities	3.0	3.3	9.0	10.1
Commercial mortgage loans on real estate	4.4	4.8	14.2	14.5
Short-term investments	4.2	4.3	14.1	13.5
Other investments	0.8	2.1	(1.1)	11.5
Cash and cash equivalents	14.0	19.7	43.7	58.0
Total investment income	137.8	133.4	399.6	393.5
Investment expenses	(4.3)	(3.7)	(12.6)	(12.4)
Net investment income	$133.5	$129.7	$387.0	$381.1
Net investment income increased $3.8 million, or 3%, to $133.5 million for Third Quarter 2025 from $129.7 million for Third Quarter 2024. The increase was primarily driven by higher assets and yields in fixed maturity securities, partially offset by reduced income due to lower yields and balances in cash and cash equivalents and reduced income in real estate joint ventures.
Net realized losses on investments and fair value changes to equity securities decreased $4.7 million, or 26%, to $13.6 million for Third Quarter 2025 from $18.3 million for Third Quarter 2024.The decrease was primarily driven by fewer impairments, as well as fewer sales of fixed maturity securities at a loss, partially offset by lower valuation adjustments in equity securities and an increase in the allowance for credit losses for commercial mortgage loans.
Net investment income increased $5.9 million, or 2%, to $387.0 million for Nine Months 2025 from $381.1 million for Nine Months 2024. The increase was primarily driven by higher assets and yields in fixed maturity securities, partially offset by reduced income in cash and cash equivalents and reduced income in real estate joint ventures and other partnerships.
Net realized losses on investments and fair value changes to equity securities increased $4.6 million, or 10%, to $51.3 million for Nine Months 2025 from $46.7 million for Nine Months 2024. The increase was primarily driven by sales of fixed maturity securities at a loss, lower valuation adjustments in equity securities and an increase in the allowance for credit losses for commercial mortgage loans, partially offset by fewer impairments.
As of September 30, 2025, we owned $15.2 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $14.1 million of municipal securities, which had a credit rating of A+ with the guarantee, but would have had a credit rating of AA- without the guarantee.
For more information on our investments, see Notes 6 and 7 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
Effective April 2025, coverage was placed with various reinsurers that are all rated A- or better by A.M. Best. 2025 reinsurance premiums for the total program are estimated to be $205.4 million pre-tax, compared to $188.9 million pre-tax for

2024. The estimate for 2025 reflects our exposure changes, expected Florida Hurricane Catastrophe Fund (“FHCF”) program impacts and favorable underlying rates from improved reinsurance market conditions. 2024 reinsurance premiums reflected a premium benefit from changing the timing of program placement to a single placement date. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
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
On January 22, 2025, we entered into an agreement to sell our Miami, Florida property for a purchase price of $126.0 million, subject to certain adjustments and to the buyer receiving the requisite development approvals, which could take 18 to 24 months. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of September 30, 2025, less estimated costs to sell. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that the transaction will be consummated.
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
Holding Company
As of September 30, 2025, we had approximately $612.7 million in holding company liquidity, $387.7 million above our targeted minimum level of $225.0 million. The target minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $712.2 million as of September 30, 2025) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $487.3 million and $804.7 million for Nine Months 2025 and Twelve Months 2024, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.

Dividends and Repurchases
During Nine Months 2025, we made common stock repurchases and paid dividends to our common stockholders of $330.5 million. We paid dividends of $0.80 per common share on September 29, 2025 to stockholders of record as of September 2, 2025. Any determination to pay future dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility (as defined below) also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
During Nine Months 2025, we repurchased 1,015,887 shares of our outstanding common stock at a cost of $206.3 million, exclusive of commissions. In November 2023, the Board authorized an additional share repurchase program for up to $600.0 million of our outstanding common stock. As of September 30, 2025, $168.3 million aggregate cost at purchase remained unused under the repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$—	$—	$175.0	$174.3
4.90% Senior Notes due March 2028	300.0	298.9	300.0	298.6
3.70% Senior Notes due February 2030	350.0	348.4	350.0	348.2
2.65% Senior Notes due January 2032	350.0	347.7	350.0	347.3
6.75% Senior Notes due February 2034	275.0	273.0	275.0	272.8
5.55% Senior Notes due February 2036	300.0	296.0	—	—
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	398.2	400.0	397.7
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.2
Total Debt		$2,206.4		$2,083.1
2036 Senior Notes: In August 2025, we issued senior notes due February 2036 with an aggregate principal amount of $300.0 million, which bear interest at a rate of 5.55% per year and were issued at a 0.322% discount to the public (the “2036 Senior Notes”). Interest on the 2036 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2026. Prior to November 15, 2035, we may redeem all or part of the 2036 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2036 Senior Notes to be redeemed, plus a make-whole premium as described in the 2036 Senior Notes and accrued and unpaid interest up to the redemption date. On or after that date, we may redeem all or part of the 2036 Senior Notes at any time at a redemption price equal to 100% of the aggregate principal amount of the 2036 Senior Notes to be redeemed, plus accrued and unpaid interest up to the redemption date.
In anticipation of the issuance of the 2036 Senior Notes, we entered into a derivative transaction to hedge the risk associated with changes in interest rates up to the date the 2036 Senior Notes were issued. We determined that the derivative qualified for cash flow hedge accounting and recognized a deferred loss of $0.7 million upon settlement which was reported through other comprehensive income. The deferred loss will be recognized in addition to the interest expense related to the 2036 Senior Notes on an effective yield basis.
In August 2025, we used the net proceeds from the sale of the 2036 Senior Notes to redeem all of the $175.0 million outstanding aggregate principal amount of our 6.10% Senior Notes due February 2026 (the “2026 Senior Notes”) at a make-whole premium plus accrued and unpaid interest up to the redemption date, to pay related fees and expenses, and for general corporate purposes. In connection with the redemption, we recognized a net loss from the extinguishment of the debt of $1.3 million, which included the make-whole premium and the remaining deferred debt issuance costs for the 2026 Senior Notes, partially offset by a gain from the termination of a hedge of the interest rate risk associated with the redeemed notes.
In the next five years, we have two debt maturities in March 2028 and February 2030 when the 2028 Senior Notes and the 2030 Senior Notes, respectively, become due and payable.
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
We made no borrowings under the Credit Facility or our prior $500.0 million five-year senior unsecured revolving credit facility during Nine Months 2025, and no loans were outstanding under the Credit Facility as of September 30, 2025.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is currently backed up by the Credit Facility, of which $500.0 million was available as of September 30, 2025.
We did not use the commercial paper program during Nine Months 2025 and there were no amounts relating to the commercial paper program outstanding as of September 30, 2025.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
Net cash provided by (used in):	2025	2024
Operating activities	$1,162.9	$1,229.9
Investing activities	(1,054.0)	(728.8)
Financing activities	(228.0)	(317.8)
Effect of exchange rate changes on cash and cash equivalents	23.9	2.7
Net change in cash	$(95.2)	$186.0
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
Net cash provided by operating activities was $1.16 billion for Nine Months 2025 compared to net cash provided by operating activities of $1.23 billion for Nine Months 2024. The change in net operating cash flows was largely attributable to higher net paid claims, the timing of collections of premiums and fees in our mobile business and the timing of tax payments, as we received a refund during Nine Months 2024. These were partially offset by a decrease in payments for the acquisition of mobile devices during Nine Months 2025 and the timing of accounts payable payments.
Net cash used in investing activities was $1.05 billion for Nine Months 2025 compared to net cash used in investing activities of $728.8 million for Nine Months 2024. The change in net investing cash flows was primarily driven by the increased investment of net cash provided by operating activities and the reinvestment of proceeds from the sale of fixed maturity securities.
Net cash used in financing activities was $228.0 million for Nine Months 2025 compared to net cash used in financing activities of $317.8 million for Nine Months 2024. The change in net financing cash flows was primarily due to the issuance of the 2036 Senior Notes, partially offset by the redemption of the 2026 Senior Notes and higher share repurchases for Nine Months 2025. For additional information please see Note 10 in the Consolidated Financial Statements included elsewhere in this report.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
Interest paid on debt	$104.0	$82.7
Common stock dividends	124.2	114.8
Total	$228.2	$197.5
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.7 million and $1.8 million of letters of credit outstanding as of September 30, 2025 and December 31, 2024, respectively.

Limited Recourse Note
In 2024, we entered into a financing arrangement pursuant to which we are able to issue a $100 million limited recourse note and, in return, obtain a $100 million asset-backed note from a Delaware master trust. As of September 30, 2025, no notes have been issued under this arrangement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For our market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on such evaluation, management, including our CEO and CFO, has concluded that as of September 30, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of September 30, 2025, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 1 - July 31	126,722	$188.69	126,722	$225.7
August 1 - August 31	111,668	210.27	111,668	202.2
September 1 - September 30	159,848	212.10	159,848	168.3
Total	398,238	$204.14	398,238	$168.3
(1)Shares repurchased pursuant to the November 2023 publicly announced share repurchase authorization of up to $600.0 million aggregate cost at purchase of outstanding common stock. As of September 30, 2025, $168.3 million aggregate cost at purchase remained unused under the repurchase authorization.
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: November 6, 2025