Form 10-K
period 2025-12-31
ASSURANT, INC.
filed 2026-02-19
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.93 billion as of the last business day of the fiscal quarter ended June 30, 2025 based on the closing sale price of $197.49 per share for the common stock on such date as traded on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at February 13, 2026 was 49,699,769.

Documents Incorporated by Reference

Certain information contained in the definitive proxy statement for the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, is incorporated by reference into Part III hereof.

ASSURANT, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

Unless otherwise stated, all amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts, registered holders, number of employees and number of securities in an unrealized loss position.

FORWARD-LOOKING STATEMENTS

Some statements in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Report”), including our business and financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words such as “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative versions of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. For a discussion of the factors that could affect our actual results, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Factors Affecting Results.”

PART I
Unless the context otherwise requires, references to the terms “Assurant,” the “Company,” “we,” “us” and “our” refer to Assurant, Inc.’s consolidated operations.
Item 1. Business
Assurant, Inc. was incorporated as a Delaware corporation in 2004.
We are a premier global protection company that partners with the world’s leading brands to safeguard and service connected devices, homes and automobiles. We leverage data-driven technology solutions to provide exceptional customer experiences. We operate in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through our Global Lifestyle segment, we provide mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment protection and other related services (referred to as “Global Automotive”). Through our Global Housing segment, we provide lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
Our Competitive Strengths
Our financial strength and capabilities across our businesses create competitive advantages that we believe allow us to support our clients, deliver a superior experience for their customers and drive sustainable profitable growth over the long term.
Our financial strength and business model. We believe we have a strong balance sheet and operating cash flows. As of December 31, 2025, we had $36.29 billion in total assets and our debt to total capital was 27.3%. Our business model in our Global Lifestyle and Global Housing segments focuses on business-to-business-to-consumer (B2B2C) distribution, partnered with some of the world’s leading brands. Our business model creates earnings and capital diversification, and generates significant operating cash flows, which provide us with the flexibility to make investments to strengthen our strategic capabilities and enhance our partnerships with our clients.
Insights and capabilities enable innovation and solutions to meet evolving consumer needs. We have deep partnerships with and an understanding of our clients and the consumer markets they serve. We seek to leverage consumer insights, together with extensive capabilities, to identify and anticipate the needs of our clients and the consumers they serve. We leverage those insights to invest in emerging technologies and operations, including digital capabilities supported by artificial intelligence (“AI”), to introduce innovative products and services and continuously adapt those offerings to the changing needs of consumers. Investments and innovation enable services that complement our protection and specialty insurance products, creating customized solutions for clients and customers.
Value chain and technology integration and customer experience. We own or manage multiple pieces of the value chain, which enables us to create products and service offerings based on client and consumer needs and provide a seamless customer experience. Offering end-to-end solutions allows us to provide additional value for consumers and adapt more quickly and efficiently to their needs. Visibility across the value chain and integrating our technology with clients helps us further improve the customer experience and our offerings. Our ability to introduce value-added services and capabilities across the value chain, integrate our technology and provide a superior customer experience allows us to strengthen our partnerships and our competitive position.
Our Strategy for Profitable Growth
As we focus on executing our strategy, we believe we are positioned for continued long-term profitable growth by:
Growing our portfolio of market-leading businesses. Our businesses represent a group of leading, protection and service-oriented offerings focused on compelling growth opportunities in specialized markets. We intend to grow our businesses by strengthening our partnerships with major clients and prospects globally, through expanded offerings and attachment with clients and by winning new clients, and by entering into attractive adjacent markets (such as home warranty), while continuing to invest in talent, capabilities and technology to enable us to deliver a superior customer experience.
Providing integrated offerings to deliver additional value for a superior customer experience. We provide customized solutions supported by integrated technology platforms to create a superior customer experience. As we continue to evolve our product and service capabilities and respond to client and consumer needs, we expect ongoing innovation of our integrated offerings, leveraging data-driven insights, technology, robotics and AI to deliver additional value for our clients and their customers.

Deploying our capital strategically. Our strong financial position provides us with flexibility to strategically deploy our capital. We generally deploy capital to support business growth by funding investments and through acquisitions, to pay dividends and to repurchase shares. We target new businesses and capabilities, organically and through acquisitions, that complement or accelerate our strategy, including in adjacent markets. Our approach to acquisitions and other growth opportunities reflects our strategic and disciplined approach to capital management.
Investing in talent and technology. Our employees play a critical role in contributing to our success and supporting our business strategy. We believe in fostering an inclusive culture to drive sustainable profitable growth over the long term. We are focused on strategically attracting, developing, retaining and motivating our talent, as we prioritize programs and initiatives aimed at investing in their growth, skills and wellbeing. We continue to invest in technology, including digital, robotics and AI, and seek to integrate technology platforms with our clients, to create superior customer experiences.
2025 Highlights
In 2025, we delivered another year of profitable growth and reinforced our solid foundation for the future by prioritizing disciplined investments in innovation across our diversified Global Lifestyle and Global Housing businesses.
In Global Lifestyle, growth was driven by new client programs and the continued expansion of our partnerships and capabilities, supported by our investments. In Connected Living, we made progress in expanding and supporting partnerships across mobile, extended service contracts and financial services. In mobile, subscriber growth remained strong, supported by the expansion of device protection programs globally, and we deepened key carrier relationships, including by signing a new agreement with a large U.S. mobile carrier. We expanded our reverse logistics business in mobile through a multi-year reverse logistics agreement and a dedicated logistics facility. In retail extended service contracts, we continued to build momentum across appliances and consumer electronics, and we saw strong progress in financial services as we scaled our card benefits business. In Global Automotive, we continue to expand and protect our position through new and renewed partnerships across distribution channels, including large dealer groups. We are also accelerating progress in heavy equipment and our leased and financed business. In Global Housing, we continued to outperform through policy growth in lender-placed, supported by a hardened voluntary homeowners’ insurance market and our success renewing key clients and winning new partnerships. Across the businesses, we are investing in technology, including AI, to transform our operations, support our clients and improve the customer experience.
In 2025, we made a series of strategic leadership appointments that leverage the strength of our executive bench and position us for continued long-term success. Effective September 2025, Michael Campbell, previously the President of our Global Housing segment, was appointed Chief Operating Officer and is responsible for leading efforts to enhance operational efficiency, accelerate our technology roadmap, and fully leverage our global scale and capabilities across all product lines. In addition, Ryan Lumsden, who had led the Renters and Other business for nearly six years, was appointed President of Global Housing, succeeding Mr. Campbell.
Throughout the year, we have maintained a strong balance sheet, generating $925.1 million in dividends or returns of capital from our subsidiaries (net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions) and returning $468.3 million to shareholders through share repurchases and common stock dividends. In August 2025, we issued $300.0 million of 5.55% senior notes due 2036 and used the net proceeds to redeem all of the $175.0 million outstanding aggregate principal amount of our 6.10% senior notes due 2026.
Sustainability Priorities
Assurant is a purpose-driven company that remains committed to integrating sustainability into our long-term strategy, with a focus on Connected Communities, Respected Resources and a Protected Planet.
Connected Communities. As a purpose-driven company, we help our customers maximize opportunities in a way that contributes to a thriving society. We do this by focusing on creating an inclusive culture where employees have opportunities to learn and grow; supporting communities through investing our time, skills and resources where needed; and creating superior experiences for our customers. For additional information, refer to “– Human Capital Resources” below.
Respected Resources. We look for opportunities to embed circularity across our operations and to integrate programs and services into our suite of offerings that embrace circular practices to help our customers live connected lives. This mindset has led us to become an industry leader in the transition from a linear to a circular economy for mobile devices, including our approach to responsible recycling.
Protected Planet. Across our enterprise, we integrate climate actions into our long-term strategy, global facilities, and product and service offerings, and work with our operations and partners to minimize negative environmental impacts.
We view these sustainability priorities as directly tied to how we deliver for our employees, our clients, end-consumers and communities in support of Assurant’s broader growth and innovation objectives. These priorities strengthen Assurant for the future, including how we attract, empower and reward an inclusive workforce to drive innovation, contribute to the development and adoption of sustainable products, and reduce the environmental impact of Assurant’s operations and supply chain. Our Board of Directors (the “Board”), Management Committee and employees understand the importance of our sustainability initiatives in supporting the successful execution of our long-term growth strategy.
For additional information about our sustainability efforts, and our most recent Sustainability Report, please refer to our website at https://www.assurant.com/sustainability. The information found on our website and in such report is not incorporated by reference into and does not constitute a part of this Report.
Segments
The composition of our reportable segments aligns with how we view and manage our business. For additional information on our segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 5 to the Consolidated Financial Statements included elsewhere in this Report.
Global Lifestyle

	Years Ended December 31,
	2025	2024	2023
Net earned premiums, fees and other income by product:
Connected Living (1)	$5,378.7	$4,807.9	$4,376.8
Global Automotive	4,203.8	4,159.4	4,184.6
Total	$9,582.5	$8,967.3	$8,561.4
Segment Adjusted EBITDA	$801.3	$773.4	$792.3
Segment equity (2)	$5,163.2	$4,830.9	$4,822.0
(1)For the years ended December 31, 2025, 2024 and 2023, 53.0%, 50.6%, and 44.8%, respectively, of net earned premiums, fees and other income was from mobile device solutions; 34.4%, 38.8%, and 44.7%, respectively, was from extended service contracts and related services for consumer electronics and appliances; and 12.6%, 10.6%, and 10.5%, respectively, was from financial services and other insurance products.
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
Connected Living: Through partnerships with the mobile eco-system (including carriers, original equipment manufacturers (“OEMs”) and cable multiple system operators (“MSOs”)), retailers, and financial and other institutions, we underwrite and provide administrative support and related services for extended service contracts. These contracts provide consumers with coverage, such as on mobile devices and consumer electronics and appliances, protecting them from certain covered losses. We provide coverage for repairing or replacing these consumer goods in the event of loss, theft, accidental damage, mechanical breakdown or electronic malfunction after the manufacturer's warranty expires. Our strategy is to provide integrated service solutions to our clients that address all aspects of the insurance or extended service contract, including program design and marketing strategy, regulatory filings, risk management, data analytics, customer support and claims handling, supply chain services, service delivery and repair and logistics management, while ensuring exceptional customer experience measured through our net promoter scores.
In our mobile business, we provide end-to-end mobile device lifecycle solutions from when the claim is filed through when the device is received and inspected, repaired or refurbished, to when it is ultimately disposed of through a sale to a third-party or used to support an insurance claim. In addition to extended protection for multiple devices, our mobile offerings include trade-in and upgrade programs, premium technical support, including device self-diagnostic tools, and device disposition. We also sell repaired or refurbished mobile and other electronic devices, as well as provide Certified Pre-Owned (“CPO”) devices, to our clients to fulfill their insurance and consumer needs. We provide in-store, same-day, same-unit device repairs to customers through our global network of approximately 1,150 repair and partner locations. These services support both our insurance and non-insurance customers and are powered by our AI-driven dynamic fulfillment platform. We have repair operations within our device care centers, including our Nashville Innovation and Device Care Center, which leverages automation, robotics and AI. We believe that we maintain a differentiated position in this marketplace through our combination of robust administrative capabilities, digital platforms enabling on-boarding, claims management and service delivery, supply chain management, technical support infrastructure, insurance underwriting capabilities, access to a large base of secondary market devices and a suite of adjacent value-added services – such as trade-in and upgrade and asset value recovery.

Within Connected Living, our global financial services business maintains a suite of protection and assurance products that deliver a combination of features and benefits for varying customer segment needs. With major financial services clients, we provide value-added financial services in the U.S. and internationally, including inclusive credit card benefits, packaged bank account benefits and travel coverage, as well as credit insurance.
Global Automotive: We underwrite and provide administrative services for vehicle service contracts (“VSCs”) and ancillary products providing coverage for vehicles, including automobiles, trucks, recreational vehicles, powersports, construction, forestry and agricultural equipment, as well as parts. For VSCs, we pay the cost of repairing a customer’s vehicle in the event of mechanical breakdown. For ancillary products, including guaranteed asset protection products and other products relating to commercial and other leased and financed equipment, coverage varies, but, generally, we pay the cost of repairing, servicing or replacing parts or provide other financial compensation in the event of mechanical breakdown, accidental damage or theft. We provide integrated service offerings to our clients, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, reinsurance facilitation, actuarial consulting, experiential and digital training and performance management. We work closely with our global partners to develop innovative offerings that reflect the evolution of the auto market, such as Assurant Vehicle Care which represents a majority of dealer services contracts providing a comprehensive suite of enhanced vehicle protection products and digital experience for consumers. We also provide risk management solutions tailored for commercial equipment lenders where our core products include insurance tracking, physical damage insurance and service contracts.
Distribution and Clients
Global Lifestyle operates globally, with approximately 80.7% of its revenue from North America (the U.S. and Canada), 7.7% from Latin America (Brazil, Argentina, Puerto Rico, Mexico, Chile, Colombia and Peru), 5.9% from Europe (the United Kingdom (the “U.K.”), France, Italy, Spain, Germany and the Netherlands) and 5.7% from Asia Pacific (Japan, Australia, New Zealand, South Korea, India, Singapore and Hong Kong for the year ended December 31, 2025). Global Lifestyle focuses on establishing strong, long-term relationships with clients that are leaders in their markets, including leading distributors of our products and services. In Connected Living, we partner with the mobile eco-system (including carriers, retailers, OEMs and cable MSOs) and financial and other institutions to market our mobile device solutions, with some of the largest OEMs, consumer electronics retailers, appliance retailers (including e-commerce retailers) and cable operators to market our extended service contracts and related services, and with financial institutions, insurers and retailers to market our credit and other insurance products. In Global Automotive, we partner with auto dealers and agents, third-party administrators, manufacturers, equipment retailers and large banks and financing companies to market our vehicle protection, commercial equipment products and other related services. Many of our agreements in Global Lifestyle are exclusive and multi-year with terms generally between three and five years and allow us to integrate our administrative and technology systems with those of our clients.
Global Lifestyle is dependent on a few clients, in particular those in the mobile eco-system including carriers and MSOs. A reduction in business with or the loss of one or more such clients could have a material adverse effect on our results of operations and cash flows. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Our revenues and profits may decline if we are unable to maintain relationships with significant clients, distributors and other parties, or renew contracts with them on favorable terms, or if those parties face financial, reputational or regulatory issues.”
Our Addressable Markets and Market Activity
The mobile protection market is a large and growing global market with evolving wireless standards. The worldwide used and refurbished smartphone market is growing, driven by the cost, perceived lack of innovation and availability of new devices, and by sustainability-conscious customers.
Consumer needs relating to mobile devices are continuing to expand in scope. We believe there are growth opportunities in bundled protection products, which support customers as they take full advantage of the features and functions of their mobile devices through their daily interaction. Expanded capabilities like repair and logistics, technical support for customers and enhanced customer experience through digital solutions and AI allow us to create product and service offerings that customers find compelling.
Our business is subject to fluctuations in mobile device trade-in and upgrade volumes, including based on the release of new devices and carrier promotional programs, as well as changes in client needs and customer preferences.
U.S. new vehicle sales have shown modest improvements since 2024, remaining stable despite tariff uncertainty, while affordability challenges continue to steer more buyers toward the used vehicle market. Inventory of used vehicles has recovered slightly from the shortages of 2021-2022, but remains below historical levels, with scarcity of low-mileage vehicles keeping prices elevated. In select international regions, new and used vehicle sales are expanding, broadening addressable markets. While interest rates and credit volatility are beginning to ease, inflation on parts and labor underscores the mixed macroeconomic environment.

Consumers are becoming increasingly connected across their mobile devices, vehicles and homes, which is creating a global market for smart home devices and related services. We believe this will create long-term opportunities for Assurant as consumers’ lifestyles will increasingly intertwine with their connected ecosystems. Due to our capabilities, including device protection, premium technology support, service delivery networks and financing, as well as technology components such as dynamic fulfillment, which integrates a dynamic mobile claims management process with risk and fraud mitigation, resulting in higher customer satisfaction, we are well positioned to support customers as the smart home market continues to grow.
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
Inventory
In our mobile business, we carry inventory to meet the delivery requirements of certain clients. These devices are ultimately disposed of through sales to third parties or used to support an insurance claim. Our inventory includes devices and parts on consignment with our global network of approximately 1,150 repair and partner locations through which we provide in-store repairs. We also carry the parts and device inventory to support our repair operations based in our device care centers. Inventory levels may vary from period to period due to, among other things, differences between actual and forecasted demand, supply chain constraints, the addition of new devices and parts, and strategic purchases. Payment terms with clients also vary, which may result in less inventory financed by clients and more inventory financed with our own capital.
We employ a range of strategies to manage our inventory, including monitoring inventory levels, optimizing purchase timing, coordinating with clients on demand planning and securing return rights for select programs and devices. However, the value of certain inventory could be adversely impacted by technological changes affecting the usefulness or desirability of the devices and parts, physical problems resulting from faulty design or manufacturing, increased competition, decreased consumer demand, including due to changes in customer preferences, changes in client promotions and seasonality, changes in client forecasts and demand, supply chain constraints and our ability to manage inventory, growing industry emphasis on cost containment and adverse foreign trade relationships. No assurance can be given that we will be adequately protected against declines in inventory value. See “Item 1A – Risk Factors – Business, Strategic and Operational Risks – “Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks.”
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
Global Housing

	Years Ended December 31,
	2025	2024	2023
Net earned premiums, fees and other income by product:
Homeowners	$2,192.4	$1,958.9	$1,663.4
Renters and Other	576.4	498.1	479.5
Total	$2,768.8	$2,457.0	$2,142.9
Segment Adjusted EBITDA	$858.7	$671.2	$574.2
Segment equity (1)	$1,659.3	$1,597.8	$1,318.9
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
In the majority of cases, we use proprietary insurance-tracking administration systems linked with the administrative systems of our clients to monitor clients’ mortgage portfolios to verify the existence of insurance on each mortgaged property and identify those that are uninsured. If there is a potential lapse in insurance coverage, we begin a process of outreach and notification to the homeowner and the last known insurance carrier or agent through phone calls, written correspondence and in some cases, direct interfaces with insurance carriers, which generally takes up to 90 days to complete. If coverage cannot be verified at the end of this process, the mortgage servicer procures a lender-placed policy. The process of tracking voluntary coverage – including determining whether voluntary coverage is in force, the policy limits in place, the perils insured and the deductibles, as well as obtaining other required insurance related information – is part of our risk exposure management for our lender-placed insurance business. The exposure management process is needed in order to underwrite the risk we assume, to understand loss exposure and to communicate with appropriate parties, including the lender, insurance agent and homeowner. Our placement rates reflect the ratio of insurance policies placed to tracked loans. The homeowner always retains the option to obtain or renew the insurance in the voluntary insurance market.
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
Voluntary insurance. We offer voluntary manufactured housing, condominium and homeowners insurance in select states in the U.S. Our voluntary insurance products generally provide structural, contents and liability coverage.
Renters and Other: We provide renters insurance and other products, as described below.
Renters insurance. We provide integrated solutions across the resident lifecycle. We offer renters insurance for a wide variety of single and multi-family rental properties, providing content protection for renters’ personal belongings and liability protection for the property owners against renter-caused damage. We also offer an integrated billing and tracking platform for our clients and their customers, as well as receivables management, which helps our clients to maximize the collection of amounts owed by prior tenants.
Other products. We are the second largest administrator for the U.S. government under the voluntary National Flood Insurance Program (the “NFIP”), for which we earn fees for collecting premiums and processing claims. This business is 100% reinsured to the U.S. government.
Distribution and Clients
Global Housing establishes long-term relationships with leading mortgage lenders and servicers, manufactured housing lenders, property managers, and financial, insurance and other institutions. Lender-placed insurance products are distributed primarily through mortgage lenders, mortgage servicers and financial and other institutions. The majority of our lender-placed agreements are exclusive. Typically, these agreements have terms of three to five years and allow us to integrate our systems with those of our clients. Renters products are distributed primarily through property management companies and affinity marketing partners. We offer our voluntary insurance programs primarily through manufactured housing lenders and builders, along with our affinity partners and independent specialty agents. Independent specialty agents also distribute flood products and other property products.
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
The U.S. renters insurance market is a growing market with new building development, high occupancy and favorable relocation trends. We acquired a new renters book in 2025 and believe there is opportunity to increase attachment rates with new and existing clients through our investments in digital platforms designed to deliver superior customer experience and our expanded offerings to provide end-to-end solutions.
Risk Management
We earn premiums on our insurance products and fees for our services. Our lender-placed insurance products are not underwritten on an individual policy basis. Contracts with our clients require us to issue these policies automatically when a borrower’s insurance coverage is not maintained. These products are priced to factor in the additional risk from ensuring that all client properties have continuous insurance coverage. We monitor pricing adequacy based on a variety of factors and adjust pricing as required, subject to regulatory constraints, including through a built-in quarterly inflation guard feature. For additional risks relating to our Global Housing segment, please see “Item 1A – Risk Factors,”, including “– Financial Risks – We may be unable to accurately predict and price for claims and other costs, which could reduce our profitability” and “ – Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management”.
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
2025 reinsurance premiums for the total program were $203.2 million pre-tax, as of December 31, 2025, compared to $188.9 million pre-tax for 2024. 2025 reinsurance premiums reflected our exposure changes, expected Florida Hurricane Catastrophe Fund (“FHCF”) program impacts and favorable underlying rates from improved reinsurance market conditions. 2024 reinsurance premiums reflected a premium benefit from changing the timing of program placement to a single placement date. The U.S. per-occurrence catastrophe coverage included a main reinsurance program providing $1.76 billion of coverage in excess of a $160.0 million retention for a first event. Layers 1 through 6 of the program allow for one automatic reinstatement. When combined with the FHCF, the U.S. program protects against gross Florida losses of up to approximately $1.98 billion, in excess of retention.
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
Seasonality
We experience seasonal fluctuation in several of our lines of business, which are exposed to the risk of catastrophe and non-catastrophe losses. Catastrophe events such as hurricanes typically occur in the second half of the year. We also experience some seasonal fluctuation in non-catastrophe weather-related claims that tend to occur in the first half of the year.
Competition
Our businesses focus on supporting, protecting and connecting major consumer purchases. Although we face global competition in each of our businesses, we believe that no single competitor competes against us in all of our business lines.

Across Global Lifestyle and Global Housing, we compete for business, clients, customers, agents and other distribution relationships with many insurance companies, warranty and protection companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. To remain competitive in many of our businesses, we must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. We must respond to the threat of disruption by traditional players, such as insurers, from new entrants, such as “Insurtech” companies, and from their use of technologies such as AI. Competition in each business is based on a number of factors, including scope of products and services offered, ability to tailor products and services to client and customer needs, product features and terms, pricing, technology offerings, diversity of distribution resources, brand recognition, costs, financial strength and ratings, resources, and quality of service, including speed of claims payment and the overall customer experience. The relative importance of these factors varies by product and market. For further information on the risks associated with competition, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Human Capital Resources
A cornerstone of Assurant is the employees who bring our purpose, values and commitments to life each day for the millions of customers we serve worldwide. We believe in fostering a globally inclusive and performance-based culture to drive sustained profitable growth through innovation. We regularly evaluate our policies, practices and programs to ensure we continue to attract, develop and retain the best talent to support our strategy. This includes ongoing investments in competitive total rewards and wellbeing offerings, and providing programs for learning, development and engagement, while continuously enhancing the experience of our employees who are critical to our long-term success.
As of December 31, 2025, Assurant had approximately 14,800 employees, representing more than 80 nationalities, with a presence in 21 markets globally. Our global workforce spans a wide range of roles and skills. While 72% of our employee base was located in North America, we continued to expand our presence in key international markets across Europe, Latin America and Asia Pacific to support our increasingly global client portfolio. As of December 31, 2025, approximately 61% of our employees were frontline workers, predominantly in hourly roles such as customer care, claims administration, mobile repair and logistics; and approximately 38% were in managerial roles, predominantly salaried employees engaged in an array of business and support functions.1
For full-year 2025, our global turnover rate was 11%, reflecting our blended workforce of frontline and managerial roles; turnover for managerial roles was 5%, and turnover for frontline employees was 14%, which is typically higher given the nature of the roles. Year-over-year, the turnover rate for frontline employees improved by 3 percentage points, while the turnover rate for managerial employees remained unchanged.2 Overall, this is attributed to ongoing actions to identify and remediate talent risks and enhance the employee experience, as well as stabilization in key labor markets.
The Board, through the Compensation and Talent Committee, oversees the significant human capital management programs of Assurant, which are led by Assurant’s Chief Executive Officer (“CEO”) and Chief People Officer. Attracting, developing and retaining the best talent globally is key to our success in sustaining long-term profitable growth. In August 2025, we announced two strategic leadership appointments, drawing on the strength of our leadership bench, and in January 2026, we expanded our Management Committee to support accelerated business growth. These appointments further underscored our deep talent pool and robust succession bench.
Our talent strategy is focused on empowering employees to learn, grow and thrive—while equipping the business with the capabilities required for a future-ready workforce that can deliver on our long-term strategy. Central to this approach is recognizing and rewarding performance and supporting career development and growth.
As part of our talent strategy, we have established Global Capability Centers, which are global talent hubs in key markets, to leverage our global scale and access best-in-class talent. These hubs advance our operating model, create additional capacity to support client growth, foster innovation, and enable our teams to focus on delivering exceptional customer experiences.
We regularly engage with our employees to gather feedback through multiple forums and channels, including one-on-one discussions with managers, interactive town halls, employee surveys and our enterprise-wide listening program. The program is designed to expand opportunities for anonymous, real-time feedback between managers and employees. Key topics covered include culture, learning and development, compensation, benefits, wellbeing and recognition. Insights from these engagements inform targeted action plans to address opportunities and further enhance the employee experience in alignment with our overall human capital strategy.
1 Frontline and managerial employees do not include employees who do not have, or do not yet have, an assigned pay grade, such as interns and casual employees, and workers transferred from an acquired company.
2 Beginning in 2024, we revised the definition of employee turnover to include voluntary turnover only. We believe this revised approach to exclude any involuntary actions provides better insight into the program and strategies we can take as an organization to impact employee retention.

Results from our most recent listening program, which concluded in June 2025, reflected strong employee participation and demonstrated notable year-over-year improvements in employee engagement and employee satisfaction. Results across most engagement drivers were at or above relevant industry benchmarks. Overall, the survey indicated that employees feel engaged, aligned with the Company’s priorities, and view our culture as a differentiator.
Fostering a Globally Inclusive Culture
Building an inclusive culture is more than the right thing to do - it’s a business imperative - a key enabler of growth and innovation, rooted in our belief that more globally inclusive teams deliver stronger performance. We believe global teams and a globally inclusive culture drives better performance by improving our ability to respond to the changing global marketplace. We are committed to fostering a sense of belonging at Assurant. Our Chief People Officer has direct oversight and responsibility for our human capital management strategy.
We strategically recruit talent with different skillsets, experiences, backgrounds, and perspectives necessary to deliver on our long-term strategies, including through strategic and educational partnerships that bring greater visibility and expertise. We are focused on inclusion through global programming, including five Employee Resource Groups, which are open to all employees globally and provide forums for employees to raise topics that are important to them. All Employee Resource Groups are chaired by members of our Management Committee or senior leaders to reinforce commitment and engagement at the highest levels of the company. In the marketplace, we support digital inclusion, STEM and thriving communities through the Assurant Foundation.
Fair Pay
Assurant is committed to fair pay. Our compensation practices and programs consider a variety of factors designed to set fair compensation levels. We take a holistic approach to evaluating and aligning roles with compensation levels based on job responsibilities, market competitiveness, geographical location, strategic importance of roles and other relevant factors. For the last several years, we have engaged in a multi-step process to ensure that we are compensating fairly for employees performing substantially similar job responsibilities and report this out to the Compensation and Talent Committee. Results from our last review completed in 2025, which examined total compensation for U.S., UK, Canada, Argentina and India-based employees, or roughly 91% of our workforce, confirmed that there is no evidence of systemic disparities for comparable job groupings with similar skill, scope and effort. We remain committed to remediate any significant pay disparities we may discover. We also continue to monitor and adjust market wages as necessary to ensure we provide competitive wages, consistent with our ongoing compensation strategy.
We remain committed to investing in our people through competitive rewards and development opportunities. We continued to reward high performers and invest in merit increases, allocating more funding to front-line employees in recognition of the disproportionate impact of the current challenging economic environment. We have advanced our commitment to pay transparency, particularly in North America, by providing applicants and employees with base salary ranges for their role and grade. We expect to finalize compliance with the EU Pay Transparency Directive as required in mid-2026.
Total Rewards and Wellbeing
We are committed to the health and safety of our employees as we believe the success of our business is directly connected to their wellbeing. In addition to providing robust compensation and benefits programs and opportunities to invest in their financial future, we offer employees and their families access to a variety of health and wellness programs. Our Total Rewards programs, such as paid time off, family leave, family care resources and flexible work schedules help provide protection and security related to events that may require time away from work or that impact employee financial wellbeing. Our Global Employee Assistance Plan (“EAP”) provides additional support to help employees and their families access critical resources for their wellbeing, including financial, social, physical and mental health. In 2026, we enhanced our EAP to include additional sessions per issue at no additional cost to our employees.
To further promote wellbeing, Assurant continued to expand the reach of its Personify Health global wellbeing platform allowing employees to personalize their unique wellbeing goals with access to tools and activities to stay engaged and accountable for building healthy habits. Assurant offers access to the Headspace App as a no-cost benefit for all global employees, which is an additional resource for managing stress and finding better balance. Our live company-wide signature events across the mental and financial wellbeing landscape have consistently attracted a large global audience.
We regularly benchmark our Total Rewards offerings against companies of similar size and industries to ensure we remain competitive and solicit employee feedback on the evolving needs of our workforce. We conducted employee listening efforts to validate that recommended changes for 2026 met the needs of our global workforce, particularly around predictability and affordability of health care costs. We made several enhancements to benefits starting in 2026, including no cost increases for dental and vision care, a new weight management program and offering mobile pop-up clinics at select on site locations. We also enhanced marketing and communications efforts promoting the breadth and depth of benefits offered to meet the various needs of our employees.

Assurant has an AI-enabled HR virtual assistant to provide easy access to answers to routine questions employees raise with the goal of improving their experience as an employee. We continue to assess additional opportunities across Total Rewards and Wellbeing to help attract and retain top talent.
Recognizing the benefit of flexible work arrangements for our business, customers and employees, we continued to enable a long-term shift to a hybrid work model to support our business and talent strategy. A majority of our employees work virtually on a full-time or part-time basis. While we will continue to encourage purposeful in-person engagement to support our culture, team development and product innovation, we believe our hybrid work model will remain a key competitive advantage to support the evolving needs of our customers and employees. Within this hybrid environment, we support over thirty Engagement Champion Teams globally that lead strategies and activities to promote and foster inclusion and engagement. We continued our ongoing real estate consolidation to support work-from-home arrangements given our increasingly hybrid workforce, while investing in key facilities (such as our Nashville Innovation and Device Care Center that opened in 2024) and markets to support the long-term strategy of the Company.
Learning and Development
Learning and development are essential to Assurant’s success. We continually invest in our employees’ career growth by offering a broad range of development opportunities, including instructor-led, virtual and self-directed learning, mentoring and external development experiences. These offerings are delivered through Leading the Way, our enterprise learning portfolio designed to unlock the potential of our people in support of our vision and purpose. Leading the Way focuses on building critical skills, capabilities and careers to enhance employee engagement, strengthen performance and drive business results. Priority areas include developing leadership, technical and professional capabilities; expanding career mobility; and reinforcing a strong culture of ethics and compliance.
In 2025, we continued to implement key initiatives to support upskilling, with an increased emphasis on accelerating adoption of digital and AI-enabled technologies and processes as we expand the use of AI as an enabler to enhance employee and customer experiences. This includes providing learning, training and change management support.
Our learning and development programs and delivery methods continue to evolve to meet the needs of our business and hybrid workforce. We offer training across a wide range of topics, including mental health awareness and resilience, inclusive leadership, core managerial capabilities and essential power skills for all employees. All employees have access to industry-leading content and an AI coach to support development of professional, technical, and leadership skills. Technology employees are also provided with opportunities to participate in immersive technology labs and skills assessments as we build critical capabilities in this area. In 2025, we further enhanced our manager and senior leader programming to strengthen our bench of future-ready leaders. In addition, we implemented an enterprise-wide mentorship program to help support emerging talent.
Additionally, Assurant supports employees pursuing undergraduate and graduate degrees, professional certifications and continuing education required by certain professional organizations.
Succession Planning
An important element of our talent strategy is succession planning and building leadership pipelines for our most critical roles across the organization. We assess the performance and potential of current incumbents, identify and assess potential successors, and create targeted development plans to strengthen the preparedness of our talent pipeline. Annually, we conduct a comprehensive talent review to discuss potential successors of our Management Committee and other key leadership roles, as well as a broader group of top talent as we look to ensure better visibility into our strengths and opportunities for prioritized roles. The Compensation and Talent Committee annually reviews the CEO succession plan and succession plans for senior executives, which include emergency successors for each role, and conducts a broader talent review with the goal of ensuring we have the right leadership in place to execute the Company’s long-term strategic plans.
For more information on our human capital resources, please refer to our most recent Sustainability Report available at https://www.assurant.com/sustainability and our most recent Proxy Statement available at ir.assurant.com. The information found on our website and in such reports is not incorporated by reference into and does not constitute a part of this Report.
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
The following table summarizes the financial strength ratings and outlooks of our domestic operating insurance subsidiaries as of December 31, 2025:

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
The following is a summary of significant regulations that apply to our businesses, but it is not intended to be a comprehensive review of every regulation to which we are subject. For information on the risks associated with regulations applicable to us, see “Item 1A – Risk Factors – Business, Strategic and Operational Risks,” “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks” and “Item 1A – Risk Factors – Legal and Regulatory Risks.”
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
U.S. Insurance Regulation
We are subject to the insurance holding company laws in the states and territories where our insurance companies are domiciled. These laws generally require insurance companies within the insurance holding company system to register with the insurance departments of their respective states and territories of domicile and furnish reports to such insurance departments. These laws also require that transactions between affiliated companies be fair and equitable. In addition, certain intercompany transactions, changes of control, certain dividend payments and certain transfers of assets between the companies within the holding company system are subject to prior notice to, or approval by, regulatory authorities in such states and territories.
We are licensed to sell insurance through our insurance subsidiaries in all 50 states, Puerto Rico and the District of Columbia. Like all U.S. insurance companies, our insurance subsidiaries are subject to regulation and supervision in the jurisdictions where they do business. In general, these regulations are designed to protect the interests of policyholders, and not necessarily the interests of shareholders and other investors. To that end, these laws grant regulators broad authority over licensing, capital and surplus, underwriting, product forms, premium rates, investment limits, solvency testing and market conduct examinations.
Risk-Based Capital Requirements. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the “NAIC”) has established certain risk-based capital (“RBC”) standards. RBC, which regulators use to assess the sufficiency of an insurer’s statutory capital, is calculated by applying factors to various asset, premium, expense, liability and reserve items. Factors are higher for items that the NAIC views as having greater underlying risk. The NAIC periodically reviews the RBC formula and changes to the formula could occur in the future.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act. Regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) address mortgage servicers’ obligations to correct errors asserted by mortgage loan borrowers; provide certain information requested by such borrowers; and provide protections to such borrowers in connection with lender-placed insurance. These requirements affect our operations because, in many instances, we administer such operations on behalf of our mortgage servicer clients. While the Consumer Financial Protection Bureau (the “CFPB”) does not have direct jurisdiction over insurance products, it is possible that additional regulations promulgated by the CFPB may extend its authority more broadly to cover these products and others we offer. In addition, the Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“U.S. Treasury”). While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including monitoring the insurance sector and representing the U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (“IAIS”). Additional regulations or new requirements may emerge from the activities of these regulatory entities.
Tax Reform. The Company is subject to the tax laws in the U.S. federal, state and foreign jurisdictions where we operate. For example, the Organization for Economic Cooperation and Development (the “OECD”) has issued Pillar Two Model Rules that include a 15% global minimum tax on the income of certain corporations, and recently issued administrative guidance and safe harbor rules around its implementation. Many jurisdictions where we operate, including Japan and the United Kingdom, have adopted Pillar Two for tax years beginning in 2024. In addition, in July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing a broad range of U.S. tax reform provisions. Additional regulation and guidance with respect to the implementation of certain OBBBA provisions are expected in 2026. For more information, see “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in tax laws and regulations could have a material adverse impact on our results of operations and financial condition.”
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
Securities and Corporate Governance Regulation
As a company with publicly-traded securities, we are subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (the “NYSE”) relating to public reporting and disclosure, accounting and financial reporting, corporate governance and other matters. One of our subsidiaries is a broker-dealer that is registered with the SEC and with state securities commissions, and it is a member of the Financial Industry Regulatory Authority. Additionally, we and our subsidiaries are subject to the corporate governance laws of our respective jurisdictions of incorporation or formation.
Consumer Protection Laws
Numerous federal, state and international consumer protection laws affect the Company. For example, the CFPB may take the position that it has the authority to regulate certain non-insurance consumer services we provide. In addition, new or amended international regulations relating to fair value and fair treatment relating to products and services for consumers are being further considered or proposed, depending on the jurisdiction.
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
Privacy, Data Protection, Cybersecurity and Artificial Intelligence
We are subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security, and these requirements continue to evolve. Since the enactment of EU General Data Protection Regulation (“GDPR”), multiple countries where we conduct business have enacted or are in the process of implementing GDPR-influenced data protection laws. In the United States, we are subject to a variety of federal and state privacy and data security laws and regulations. At the state level, the NAIC Insurance Data Security Model Law has been enacted in multiple states, imposing an array of detailed security measures, reporting and attestation requirements on insurance companies. The accelerated rate of adoption poses challenges for businesses as implementation and compliance may necessitate modifications to businesses processes, technological infrastructure, security measures and customer-facing websites.
Cybersecurity risks and incidents remain a focus for regulators. For example, in July 2023, the SEC adopted new rules for public companies requiring disclosure of material cybersecurity incidents and periodic disclosures regarding cybersecurity risk management, strategy and governance. Furthermore, the New York Department of Financial Services’ 2023 amendments to its cybersecurity rule continued to phase in through 2025, adding requirements for governance, risk assessments, multi-factor authentication and expanded notification duties. In addition, the EU Digital Operational Resilience Act became effective in January 2025, imposing enhanced information and communications technology risk management, resilience testing and incident-response obligations on financial services firms.
We are also monitoring increased regulatory activity related to AI, including machine learning tools. For example, the NAIC has adopted a model bulletin to inform and articulate expectations for AI governance for insurers. As of the end of 2025, over 20 states have adopted the bulletin with additional adoption expected in 2026, and several states, including Colorado, New York and California, have adopted their own AI regulations or guidance specific for the insurance industry. Internationally, the European Union Artificial Intelligence Act entered into force in August 2024, with phased obligations beginning in 2025. In November 2025, the European Commission proposed a ‘Digital Omnibus’ package that would extend or condition certain compliance deadlines, potentially pushing requirements set for 2026 into 2027 or later.
Climate-Related Regulation
We are subject to various federal, state, and international regulations regarding climate risk disclosure. For example, California has enacted climate-disclosure laws, and recent proposals to delay their compliance deadlines did not pass. As a result, in-scope companies are expected to begin reporting under these laws as early as 2026, subject to ongoing legal challenges.
Other Regulation
As we continue to grow and evolve our business mix to cover other non-insurance-based products and services, we have been and will continue to become subject to other legal and regulatory requirements. Examples include U.S. and local customs and trade regulations for the movement of mobile devices across geographic borders; health, safety, labor and environmental regulations, including those impacting our mobile supply chain operations; U.S. and international laws and regulations broadly relating to the performance, transparency and reporting of sustainability matters; and antitrust and competition-related laws and regulations that may impact future transactions or business practices.

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
Global risk management is the responsibility of the Chief Risk Officer (the “CRO”), who leads the Global Risk Management function, which reports to the Enterprise Risk Committee and to the Finance and Risk Committee of the Board. The CRO reports at least quarterly to the Finance and Risk Committee of the Board and reports at least annually to the Board. Our Enterprise Risk Management (“ERM”) Framework sets out our approach to risk governance, risk appetite, roles and responsibilities, and core risk processes. It is reviewed annually to align with the Company’s business operations and strategy, as well as changes to applicable laws, regulations and industry standards, and it is approved annually by the Board.
Our risk management framework cascades into the enterprise through various management-level risk committees. Our risk governance structure is headed by the Enterprise Risk Committee, comprised of the CEO, the Chief Financial Officer, the Chief Strategy and Transformation Officer, other members of the Management Committee, as well as the CRO, the Treasurer, the Chief Internal Auditor, and the Global Chief Ethics and Compliance Officer. The Enterprise Risk Committee reviews the Company’s key enterprise risks, sets and monitors risk appetite, and oversees mitigation and remediation plans.
Board of Directors and Committee Oversight
The Board, directly and through its committees as described in their charters, oversees our risk management framework and practices, including our risk appetite, and discusses risk-related issues at least quarterly. The Board reviews and approves our ERM Framework and risk appetite annually.
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
The Audit Committee reviews our policies with respect to risk assessment and risk management and coordinates with the Finance and Risk Committee with respect to Board oversight of risk management and Global Risk Management activities. The Audit Committee also focuses on risks relating to financial statements, internal control over financial reporting, disclosures, and compliance with legal and regulatory requirements. The Audit Committee receives reports at least quarterly from the Chief Internal Auditor and the Global Chief Ethics and Compliance Officer.
The Finance and Risk Committee has primary oversight responsibility for the Global Risk Management function and corresponding risk activities. It receives risk management reports at least quarterly from the CRO that include the identification, assessment, reporting, and mitigation of existing and emerging key enterprise risks. The Finance and Risk Committee also focuses on risks relating to investments, capital management, catastrophes and reinsurance.
The Compensation and Talent Committee focuses on risks relating to management succession, talent management and compensation plan design.
The Information Technology Committee is responsible for oversight of information technology risk assessment and risk management. This includes oversight of cybersecurity policies, controls, training, technology and procedures, such as procedures to identify and assess internal and external cybersecurity risks. The Information Technology Committee also reviews and assesses the impact of AI on operations, risk management and control processes. The Information Technology Committee receives updates from management, including the Chief Information Security Officer, on internal and external cybersecurity risks at least quarterly.
In fulfilling its responsibilities, the Board and each committee have the authority to retain external advisors. We believe that the Board’s leadership structure supports the risk oversight function of the Board and its committees, with the Board’s five committees providing oversight of our risk management program within their purview and reporting back to the Board, while the Board retains broader oversight.

Management Oversight
Global Risk Management develops risk assessment and risk management guidelines, and facilitates the identification and assessment, monitoring and reporting, and mitigation of risks. The Company uses the three lines of defense operating model to provide structure around risk management and internal controls.
The first line of defense is comprised of the business and functional areas that are responsible for the daily management of Company’s business operations and related risks. The second line of defense provides independent oversight of risk-taking activities in the first line and is comprised of the Company’s Global Risk Management and Compliance functions. The second line of defense assists in determining the risk appetite, strategies, guidelines and structure for managing risk, including strategic and business risk, financial risk, and operational risk. The third line of defense is comprised of the Internal Audit and Advisory Services (“IAAS”) function and is independently governed by the Audit Committee. IAAS evaluates the effectiveness and adequacy of the Company’s control environment and other components of our governance system, including compliance with policies, procedures and processes established in the first and second lines, and assesses the design and ongoing effectiveness of risk management and the risk management framework.
Risk Appetite, Identification and Assessment, Monitoring and Reporting, and Mitigation
Risk appetite defines the levels, types and amount of risk that the Company is willing to accept in the pursuit of its business and strategic objectives, consistent with prudent management of risk concomitant with available levels of capital. Global Risk Management, in conjunction with various risk committees, develops recommendations for risk limits as part of our ERM Framework. Using metrics as appropriate in establishing these risk limits allows for a cohesive assessment of risk, resources and strategy, and supports management and the Board in making well-informed business decisions.
Risk identification and assessment are performed by Global Risk Management and conducted in coordination with the first line and Compliance. Risks are classified using an enterprise-wide risk taxonomy. Risk reporting provides tracking of each risk. The risk identification and assessment process feeds into reporting and serves to escalate any elevated or emerging risks for review and action. Risk reporting also includes reporting on the progress of key initiatives and risk mitigation activities. Risk mitigation includes determining a course of action and monitoring progress against remediation.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our directors and applicable officers, are available free of charge through the SEC website at www.sec.gov. We make our periodic reports and other information filed with or furnished to the SEC available, free of charge, through the Investor Relations page of our website (www.assurant.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.
We use our website (www.assurant.com) and social media accounts, including LinkedIn (@Assurant), X (formerly Twitter) (@Assurant) and Facebook (@Assurant), as a means of disclosing information about us and our services and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information we post on our website and social media accounts may be deemed material. Accordingly, investors should monitor our website and social media accounts in addition to following our SEC filings, press releases, and public conference calls and webcasts. Except as specifically noted, the information found on our website and social media accounts are not incorporated by reference into, and do not constitute a part of, this Report or any other report filed with or furnished to the SEC.
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
•The success of our business depends on the execution of our strategy, including through organic growth and the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.
•We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively, which could have a material adverse effect on our business, financial condition and results of operations.
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
Each of our Global Lifestyle and Global Housing segments receives a substantial portion of its revenues from a few clients. A reduction in business with or the loss of one or more of our significant clients could have a material adverse effect on the results of operations and cash flows of individual segments or the Company. Reliance on a few significant clients may weaken our bargaining power, and we may be unable to renew contracts with them without concessions (including up-front payments) or on favorable terms or at all. Examples of important business arrangements include: in Global Lifestyle, exclusive and non-exclusive relationships with the mobile eco-system (including carriers, retailers, OEMs and cable MSOs), dealerships and agents, consumer electronics retailers, appliance retailers (including e-commerce retailers), commercial equipment manufacturers and dealers, and financial, insurance and other institutions through which we distribute our products and services; and in Global Housing, exclusive and non-exclusive relationships with mortgage lenders and servicers, manufactured housing lenders, property managers, and financial, insurance and other institutions.
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
We compete for business, clients, customers, agents and other distribution relationships with many insurance companies, warranty and protection companies, financial services companies, mobile device repair and logistics companies, technology and software companies and specialized competitors that focus on one market, product or service. Some of our competitors may: offer a broader array of products and services than we do or more favorable terms; be better able to tailor those products and services to client and customer needs, including through better technology systems or infrastructure; or have greater diversity of distribution resources, better brand recognition, more competitive pricing, lower costs, greater financial strength or ratings, more resources or higher quality of service.
Additionally, customers may turn to our competitors because of our or our client’s failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services, maintain client relationships (including significant clients), and our revenues and results of operations, which has occurred from time to time.
The evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. Our competitive position may be impacted if we are unable to develop, use or integrate, in an effective, compliant and competitive manner, technology such as AI and machine learning, or if our competitors collect and use data that we do not have the ability to access or use. AI technologies may fail, underperform expectations or disrupt business operations, and there can be no assurance that our use of AI will enhance our products or services, or be beneficial to our business.
In addition, across many of our businesses, we must respond to the threat of disruption by traditional players, such as insurers, from new entrants, such as “Insurtech” companies, and from their use of technologies such as AI. These players are focused on using technology and innovation to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the markets in which we operate. To maintain a competitive position, we must continue to invest in new technologies, including AI, and new ways to deliver our products and services. If we do not anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments, including AI, and alternative business models, our business and results of operations could be adversely impacted.
The success of our business depends on the execution of our strategy, including through organic growth and the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.
Our strategy is focused on delivering long-term profitable growth. As part of our strategy, we are developing new and innovative products and services and enhancing existing offerings. We are investing in technology and digital capabilities, including AI and our Innovation and Device Care Center, and in our home warranty business. We are also enhancing operational efficiency and accessing global talent hubs, including through our Global Capability Centers. In recent years, we realigned our organizational structure and talent to support our business strategy, and accelerated ongoing real estate consolidation efforts. We may not be able to realize our expected growth objectives and operational efficiency improvements from these and future initiatives.

Our ability to effectively identify and capitalize on opportunities for growth, including within home warranty, depends on, among other things, our ability to: deliver on customer expectations and provide a positive customer experience; successfully execute large-scale, critical programs and projects in a timely and cost-effective manner; identify and successfully enter and scale our services in new geographic markets and market segments; recruit and retain qualified personnel; coordinate our efforts across various geographic markets and market segments; maintain and grow relationships with our existing customers and expand our customer base; offer new products and services; form strategic alliances and partnerships; secure key vendor and distributor relationships; and access sufficient capital. Our failure to effectively execute our long-term strategy, including achieving growth, innovation and efficiency, could have a material adverse effect on our business, results of operations and financial condition.
We rely on the continued service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce to achieve our long-term strategy. We believe that our future success depends in substantial part on our ability to attract, recruit, motivate, develop and retain a high-performing workforce, including those with specialized industry knowledge or within critical or in-demand areas. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions; employee expectations; the effectiveness of our talent strategies and total rewards and wellbeing programs; and fluctuations in the labor market, including rising wages and competition for talent. We rely on attracting, retaining, developing and motivating talent, including at the executive level, to effectively manage our businesses and drive our long-term strategy. If we do not succeed in attracting, retaining and developing key talent, our revenue growth and profitability may be materially adversely affected. Furthermore, our business and results of operations could be adversely affected if we fail to adequately plan for and successfully carry out the succession of our key executives and senior leaders.
We may be unable to find suitable acquisition candidates at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively, which could have a material adverse effect on our business, financial condition and results of operations.
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
Acquisitions of businesses and divestitures of non-strategic businesses may not provide us with the benefits that we anticipate, may require significant effort and expenditures, and may entail numerous risks, difficulties and uncertainties. These include, among others, diversion of management’s attention and resources to the integration of operations and infrastructure, which could otherwise have been devoted to other strategic opportunities; inaccurate assessment of risks and liabilities; difficulties in realizing projected revenues, earnings, cash flows, business opportunities, growth prospects, efficiencies, synergies and cost savings, including the incurrence of unexpected integration, compliance or divestiture costs; reputational risks; difficulties in keeping existing customers and obtaining new customers; exposure to jurisdictions or businesses with heightened legal and regulatory risks, including corruption, which may increase compliance costs; difficulties in integrating operations and systems, including cybersecurity and other technology systems, and internal control over financial reporting; difficulties in assimilating employees and corporate cultures; an increase in our indebtedness or future borrowing costs; and limitations on our ability to access additional capital when needed. Our failure to adequately address these and other transaction risks, difficulties and uncertainties could materially adversely affect our results of operations and financial condition.
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
If we experience a business continuity event, such as an earthquake, hurricane, flood, terrorist incident, military conflict, pandemic, security breach, cybersecurity incident, power loss, telecommunications outage or other systems failure, or other disaster, our ability to continue operations will depend on an effective business continuity and disaster recovery plan, including the safety and continued availability of our personnel, including key executives, vendors and other third parties, and the proper functioning of our telecommunications and other systems and operations, including our device care centers and other facilities. An extended period of such conditions may strain our business continuity and disaster recovery plan, introduce additional operational risk, including cybersecurity and fraud risks, negatively impact employee morale, result in negative publicity, reputational harm and the loss of profitability and clients. Our inability to successfully recover from a business continuity event could have a material adverse effect on our business, financial condition and results of operations. See “ – Technology,

Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.”
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
The risk of business disruption is more pronounced in certain geographic areas across the world, including the cities in which our device care centers, data centers and operations personnel are located; major metropolitan centers, such as Atlanta, where our headquarters is located; and certain catastrophe-prone areas, such as Miami, where we have a significant employee base. This risk is heightened in certain countries and regions in which we operate that are subject to higher potential threat of terrorist incidents, military conflicts, political instability and data breaches.
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
We rely on vendors and other third parties, including independent contractors, to conduct business and provide services to our clients. We use vendors and other third parties for business, investment management, technology, operations, facilities management and other services. For example, our ability to continue to develop, use and efficiently deploy AI technologies depends on access to specific third-party equipment and services. We take steps to monitor and regulate the performance of vendors and other third parties, including in our agreements with such parties, but our oversight controls could prove inadequate. Since we do not fully control the actions of vendors and other third parties, we are subject to the risk that their decisions or operations adversely impact us, and replacing them could create significant delay and expense. If these vendors or other third parties fail to satisfy their obligations to us or if they fail to comply with legal or regulatory requirements in a high-quality and timely manner, which has occurred from time to time, our operations or reputation could be compromised, and we could face legal, regulatory and financial consequences. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or Company information, could expose us to liability. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason has occurred from time to time and could materially disrupt our operations, limit our ability to offer certain products and services, or result in contractual or regulatory penalties, liability claims, damage to our reputation and harm to our business. If we are unable to attract and retain qualified vendors, independent contractors and other third-party service providers, or if changes in law or judicial decisions require independent contractors to be classified as employees, our business could be significantly adversely affected.
Our engagements with international vendors or third parties expose us to risks that accompany operations in a foreign jurisdiction, including international economic and political conditions, foreign laws and regulations, fluctuations in currency values and heightened data security risks. For more information on the risks associated with the use of international vendors and third parties, see “ – We face risks associated with our international operations.”
We face risks associated with our international operations.
Our international operations face economic, political, legal, compliance, regulatory, operational, supply chain and other risks. For example, we face the risk of, the imposition of sanctions, tariffs, trade barriers or other protectionist laws or business practices that favor local competition (including from the United States), increase costs and may otherwise adversely affect our business; inflation and foreign exchange rate fluctuations; restrictions on currency conversion and the repatriation of non-U.S. investments and earnings; burdens and costs of compliance with a variety of foreign laws and regulations and the associated risk and costs of non-compliance, including reputational harm; exposure to evolving legal systems, which may result in unpredictable or inconsistent application of laws and regulations, including export controls and exposure to commercial, political, legal or regulatory risks such as corruption; political, economic or other instability in countries in which we conduct business, including possible terrorist acts; diminished ability to enforce our contractual rights; heightened data security risks; differences in cultural environments; changes in regulatory requirements, including changes in regulatory treatment of certain products or services; exposure to local economic conditions and its impact on our clients’ performance and creditworthiness; and a competitive global labor market.
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
As we engage with international clients, we may make certain up-front commission payments or similar cash outlays, which we may not recover if the business does not develop as we expect. These up-front payments are typically supported by various protections, such as letters of credit, letters of guarantee and real estate, but we may not fully or timely recover amounts owed to us because of difficulties in enforcing contracts or judgments in evolving legal systems and other factors. In addition, we rely on fronting carriers in certain countries to maintain their licenses and product approvals, satisfy local regulatory requirements and continue in business. If they fail to do so, our business, reputation, and relationships with our clients and their customers could be adversely affected.
For additional information on the significant international regulations that apply to us and the risks relating thereto, see “Item 1 – Business – Regulation – International Regulation” in this Report, “ – Business, Strategic and Operational Risks – Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks,” “ – Macroeconomic, Political and Global Market Risks – General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition,” “ – Legal and Regulatory Risks – We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations,” “ – Legal and Regulatory Risks – Our business is subject to risks related to litigation and regulatory actions” and “ – Legal and Regulatory Risks – The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection could adversely affect our financial condition, operating results and reputation.”
Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks.
The value of the mobile devices that we collect and refurbish for our clients may fall below the prices we have paid or guaranteed, which could adversely affect our profitability. Our mobile business is subject to the risk that the value, including selling price, or availability of devices and parts will be adversely affected by: technological changes affecting the usefulness or desirability of the devices and parts; physical problems resulting from faulty design or manufacturing; increased competition; decreased customer demand, including due to changes in customer preferences, changes in client promotions and seasonality; changes in client forecasts and demand; supply chain constraints and our ability to manage inventory; and growing industry emphasis on cost containment. The value and availability of devices may also be impacted by adverse foreign trade relationships and an escalation of U.S.-China and China-Taiwan trade tensions. If the value or availability of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.
Our sales of mobile devices to third parties, particularly those domiciled outside of the U.S., subject us to compliance costs and increased risk, including risks relating to corruption, sanctions and export control laws and regulations, which may result in fines or other sanctions, and increase the cost of operating the business. While we conduct diligence and screening for buyers of mobile devices that we sell, our mobile device buyers may not comply with applicable laws and regulations, including anti-money laundering laws. In addition, strong compliance standards may adversely impact our ability to find buyers. Furthermore, certain businesses we acquire may violate, and from time to time have violated, such laws and regulations, which could subject us to liability. Non-compliance with such laws could adversely affect our business, reputation, relationships with our clients and their customers, financial condition and results of operations. See “ – We face risks associated with our international operations” and “ – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations.”
Sales of our products and services may decline if we are unable to develop and maintain distribution sources or attract and retain sales representatives and executives with key client relationships.
We distribute many of our insurance products and services through a variety of channels, including service providers (such as device carriers and cable operators), auto dealers and agents, financial institutions, mortgage lenders and servicers, retailers, association groups, other third-party marketing organizations and, to a limited extent, our own captives and affiliated agents. Our relationships with these distributors are significant for our revenues and profits. There is intense competition for distribution outlets. Agents who distribute our products are typically not exclusively dedicated to us, but they also market the products of our competitors. In some cases, such agents may be affiliated with other insurers who may choose to write the product that such agents are now selling on our behalf.
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
Our insurance operations expose us to claims arising from catastrophes and other events, particularly in our homeowners insurance, renters insurance and flood offerings, as well as in certain businesses the Company has fully exited or expects to fully exit. Catastrophes include hurricanes, windstorms, tornados, earthquakes, hailstorms, floods, severe winter weather, wildfires, terrorist incidents and accidents, and may result in reportable catastrophe losses, which are individual catastrophe events that generate losses in excess of $5.0 million, pre-tax, net of reinsurance and client profit sharing adjustments, and including reinstatement and other premiums. Non-catastrophe losses include losses from isolated fire, water and wind damage, theft and vandalism, as well as general liability in renters and homeowners policies. Losses are impacted by increases in inflation and supply chain disruptions that have increased and may continue to increase the cost of materials and labor required to settle claims, particularly in our Global Housing and Global Automotive businesses. We have experienced, and expect to continue to experience, catastrophe and non-catastrophe losses that materially reduce our profitability and impact our available capital, which may have a material adverse effect on our results of operations and financial condition.
Changing weather patterns and climate change have increased the unpredictability, frequency and severity of weather-related events, such as wildfires, hurricanes, floods and tornadoes, particularly in coastal areas such as Florida, California and Texas, has in the past and may in the future result in increased claims and higher catastrophe losses, which could have a material adverse effect on our results of operations and financial condition. We cannot predict how legal, regulatory, political and social responses to concerns around climate change may impact our business. While the frequency and severity of catastrophes are inherently unpredictable, increases in the value and geographic concentration of insured property and the effects of inflation have and may continue to increase the frequency and severity of claims from catastrophes. In addition, legislative and regulatory initiatives and court decisions may have the effect of limiting the ability of insurers to manage catastrophe losses, including by forcing expansion of certain insurance coverages for catastrophe claims, which may adversely impact our business. See “ – Macroeconomic, Political and Global Market Risks – General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our results of operations and financial condition.”
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
We purchase reinsurance for certain risks, but if the severity of an event were sufficiently high, our losses could exceed our reinsurance coverage limits and could have a material adverse effect on our results of operations and financial condition. In addition, the availability and cost of reinsurance can be adversely impacted by market conditions. See “ – Financial Risks – Reinsurance may not be adequate or available to protect us against losses, and we are subject to the credit risk of reinsurers.” Claims from catastrophe and non-catastrophe events could result in substantial volatility in our results of operations and financial condition for any particular fiscal quarter or year.
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
We communicate with and distribute our products and services ultimately to individual customers. From time to time, regulators, consumer advocacy groups, the media and individual customers may focus their attention on our products and services, or on the broader industries in which we operate, which may subject us to negative publicity. We may be negatively affected if another company in one of our industries or in a related industry, or if one of our clients, engages in practices that subject our industry or businesses to negative publicity. Negative publicity may result from judicial inquiries, unfavorable outcomes in lawsuits, social media, regulatory or governmental actions, including with respect to our products or services and industry commercial practices. For example, regulators may submit queries to assess and ensure fair practices and fair value from our products and services. In addition, there is stakeholder and regulatory focus on sustainability matters, including workforce inclusion, which has recently been subject to significant change and varies among jurisdictions, and could subject us to negative publicity. An actual or perceived increase in related risks as a result of our or our industries’ business activities, may subject us to negative publicity.
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
Limited availability of credit, disruptive geopolitical events (including regional and global conflicts and trade relations), supply chain disruptions, deteriorations of the global economies, including mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment or labor shortages, persistently low or rapidly increasing interest rates, and other events outside of our control (such as a major epidemic or a pandemic, political or civil unrest, the recent U.S. government shutdown or the possibility of a default on U.S. debt obligations), could contribute, and in some cases have contributed, to increased volatility and diminished expectations for the economy and the financial markets, including the market for our stock. In addition, there is continued uncertainty concerning potential and recent actions by the current U.S. administration, including increased or new tariffs that may impact the cost of claims and disrupt supply chains. These factors may materially adversely affect our business, results of operations and financial condition. Specifically, during periods of economic downturn:
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
We maintain reserves to cover our estimated ultimate exposure for claims and claim adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each accounting period. Whether calculated under accounting principles generally accepted in the United States of America (“GAAP”), Statutory Accounting Principles or accounting principles applicable in foreign jurisdictions, reserves are estimates. Reserving is inherently a matter of judgment and our ultimate liabilities could exceed reserves for a variety of reasons, including changes in macroeconomic factors (such as inflation, unemployment and interest rates), case development and other factors. From time to time, we adjust our reserves and our reserving methodology, as these factors, our claims experience and estimates of future trends in claims frequency and severity change. Reserve adjustments have caused volatility in our reported results. Reserve development, changes in our reserving methodology and paid losses exceeding corresponding reserves could have a material adverse effect on our results of operations, profitability and capital. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves” in this Report for additional detail on our reserves.
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
Ratings are important considerations in establishing the competitive position of insurance companies. A.M. Best rates most of our domestic and certain international operating insurance subsidiaries. Moody’s and S&P rate three of our domestic operating insurance subsidiaries. These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and we cannot ensure that we will be able to retain them. Rating agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. Rating agencies could increase capital requirements for our subsidiaries or the enterprise, thereby reducing deployable capital at such subsidiary or at the holding company. Any reduction in these ratings could materially adversely affect our standing in the insurance industry and the demand for our products from intermediaries and consumers, which could materially adversely affect our results of operations.
As of December 31, 2025, our operations had a significant number of contracts that contain provisions that require the applicable subsidiaries to maintain minimum financial strength ratings, typically from A.M. Best, ranging from “A” or better to “B+” or better, depending on the contract. Our clients may terminate these contracts or fail to renew them if the subsidiaries’ ratings fall below these minimums. Termination of or failure to renew these agreements could materially and adversely affect our results of operations and financial condition.
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
As a result of acquisitions, we have added a considerable amount of goodwill and other intangible assets to our balance sheet. Goodwill represented 45% of our total equity as of December 31, 2025. We review our goodwill annually in the fourth quarter for impairment or more frequently if indicators of impairment exist. Such circumstances include a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. In addition, other intangible assets collectively represented 9% of our total equity as of December 31, 2025. Estimated useful lives of finite intangible assets are reassessed on an annual basis. Generally, other intangible assets with finite lives are only tested for impairment if there are indicators of impairment identified, including a significant adverse change in the extent, manner or length of time in which the other intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset.

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
As a public company, we are required to maintain effective internal control over financial reporting. While management has certified that our internal control over financial reporting was effective as of December 31, 2025, because internal control over financial reporting is complex, there can be no assurance that our internal control over financial reporting will be effective in the future. We rely on manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. Although we have implemented an integrated global financial system in North America and are in the process of implementing it globally, there can be no assurance that the implementation will achieve all of its intended goals, including reducing the use of manual processes. Any failure to implement required controls, or difficulties or errors encountered in their operation, could adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would be unable to certify the effectiveness of our internal control over financial reporting or opine that our financial statements fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Significant deficiencies or material weaknesses in internal control over financial reporting may prevent us from reporting our financial information on a timely basis or cause us to restate previously issued financial information, and thereby subject us to litigation and adverse regulatory consequences, including fines and other sanctions, and would require us to claw back certain executive compensation, which would be costly and time-consuming. If any of the foregoing were to occur, investor confidence in us and the reliability of our financial statements could erode, resulting in a decline in our stock price, impairing our ability to raise capital, negatively affecting our reputation and subjecting us to legal and regulatory risk.
Unfavorable conditions in the capital and credit markets may significantly and adversely affect our access to capital and our ability to pay our debts or expenses.
The global capital and credit markets have experienced periods of uncertainty, volatility and disruption, including from geopolitical and macroeconomic tensions, a U.S. government shutdown, the possibility of a default on U.S. debt obligations, changes to U.S. and foreign tax and trade policies, the imposition of tariffs or other trade restrictions, other government actions and foreign currency fluctuations. Our ability to raise money during such periods could be severely or entirely restricted. Our ability to borrow or raise money is important if our operating cash flow is insufficient to pay our expenses, meet capital requirements, repay debt, pay dividends on our common stock or make investments. As a holding company, we have limited direct operations of our own. The principal sources of our liquidity are dividends and other statutorily permissible payments from our subsidiaries, cash flow from our investment portfolio, the Credit Facility (as defined below) and liquid assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets include a variety of short-and long-term instruments. If our access to the capital and credit markets is restricted, our cost of capital could increase, thus decreasing our profitability and reducing our financial flexibility, including our ability to refinance maturities of existing indebtedness on similar or more favorable terms. Our results of operations, financial condition, cash flows and statutory capital position could be materially and adversely affected by periods of uncertainty, volatility and disruption in the capital or credit markets.
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
We are subject to interest rate risk in our investment portfolio. Changes in interest rates have, and may continue to, materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and investment income from fixed maturity securities and increasing unrealized losses in our investment portfolio, which can adversely impact our capital. As of December 31, 2025, fixed maturity securities represented approximately 85% of our total investments and full year 2025 gross investment income from fixed maturity securities totaled $434.8 million. The fair market value of fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities generally increases or decreases directly with fluctuations in interest rates. In addition, actual investment income and cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.
Recent periods have been characterized by substantial volatility in interest rates. A prolonged period during which interest rates remain at high levels may result in greater unrealized losses in our investment portfolio. Conversely, a prolonged period during which interest rates are at lower levels may result in lower-than-expected investment income. We attempt to mitigate certain interest rate risk with hedging activities, but such activities may not be effective. Though we employ asset/liability management strategies to manage the adverse effects of interest rate changes, significant fluctuations may require us to liquidate investments prior to maturity at a significant loss to pay claims, which could have a material adverse effect on our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk –Interest Rate Risk” in this Report.
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
The value of any particular fixed maturity security is subject to impairment based on the creditworthiness of its issuer. As of December 31, 2025, fixed maturity securities represented approximately 85% and below investment grade securities (rated “BB” or lower by nationally recognized statistical rating organizations) represented approximately 6% of our total investments. Below investment grade securities generally are expected to provide higher returns but present greater risk and can be less liquid than investment grade securities. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in this Report for additional information on the composition of our fixed maturity securities portfolio.
Equity securities represented approximately 2% of our total investments as of December 31, 2025. However, we have had higher percentages of equity securities in the past and may make more equity investments in the future. Investments in equity securities generally are expected to provide higher total returns but present greater risk to preservation of capital than our fixed maturity securities. All changes in the fair value of equity securities are reported in our statements of operations, which has increased the volatility of our financial results. See Note 2 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Our investments in commercial mortgage loans on real estate (which represented approximately 3% of our total investments as of December 31, 2025) are relatively illiquid. If we require extremely large amounts of cash on short notice, we may have difficulty selling these investments at attractive prices and in a timely manner. In addition, default rates and losses on commercial mortgage loans are affected by a number of factors, including many U.S. regional lenders that are reducing their exposure to such loans.
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
As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various operating segments. We also access the FHCF to reinsure eligible Florida risks. Although reinsurers are liable to us for claims properly ceded under our reinsurance arrangements, we remain liable to the insured as the direct insurer on all risks reinsured. Ceded reinsurance arrangements therefore do not eliminate our obligation to pay claims. We are subject to credit and other risks with respect to our ability to recover amounts due from reinsurers and the FHCF. The inability to collect amounts due from reinsurers and any changes in the FHCF could materially adversely affect our results of operations and financial condition.
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
In the past, we have sold or fully exited, and in the future we may sell or exit, businesses through reinsurance ceded to third parties. One of our insurance subsidiaries, which was classified as held for sale as of December 31, 2025, holds a reinsurance recoverable balance with John Hancock Life Insurance Company (“John Hancock”) of $472.0 million as of the same date, related to the sale of our long-term care division through reinsurance. The A.M. Best rating of John Hancock is currently A+. Certain assets backing reserves reinsured under this sale and other sales are held in trusts or separate accounts. However, if the reinsurers became insolvent, the assets in the trusts or separate accounts could prove insufficient to support the liabilities that would revert to us and we may again become responsible for administering these businesses. We do not currently have the administrative systems and capabilities to support these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition. In addition, other third parties to whom we have sold businesses in the past may in turn sell these businesses to other third parties, through reinsurance or otherwise, and we could face credit risks and risks related to the new administrative systems and capabilities of these third parties in administering these businesses.
For more information on these arrangements, including the reinsurance recoverable and risk mitigation mechanisms used, see Note 17 to the Consolidated Financial Statements included elsewhere in this Report.
We are exposed to risks related to the creditworthiness and reporting systems of some of our agents, third-party administrators and clients.
We are subject to the credit risk of some of the agents, third-party administrators, clients and client-owned reinsurance companies with which we contract in our businesses, including dealer obligors in our Global Automotive business. We may incur losses related to accounts receivables, write-downs of upfront fees, write-downs of deferred acquisition costs, insurance reserves held by third parties with or without collateral (including the impairment of any collateral), reimbursement of claims or commissions prepaid by us and loans granted to such counterparties. In addition, some of our agents, third-party administrators and clients collect and report premiums or pay claims on our behalf. Also, under certain contractual arrangements, we pay claims on behalf of third parties and subsequently seek reimbursement. These parties’ failure to remit all premiums collected or to pay claims on our behalf or to reimburse us for paid claims on a timely and accurate basis could have an adverse effect on our results of operations.
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
The payment of dividends by any of our regulated domestic insurance company subsidiaries in excess of specified amounts (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance subsidiaries to us (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, they may block such payments that would otherwise be permitted without prior approval. Future regulatory actions could further restrict our insurance subsidiaries’ ability to pay us dividends. For more information on the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us in 2026 under applicable laws and regulations, without prior regulatory approval, see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Any additional material restrictions on our insurance subsidiaries’ ability to pay us dividends could adversely affect our ability to pay any dividends on our common stock, service our debt and pay other expenses.
Our ability to declare and pay dividends on our capital stock may be limited.
Any determination to declare and pay dividends is at the sole discretion of the Board and depends on various factors, including: our subsidiaries’ payment of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factor the Board deems relevant. Payments of dividends on shares of common stock will be restricted if an event of default has occurred or if the proposed common stock dividend payment would cause an event of default under the Credit Facility; or if we defer the payment of interest on our Subordinated Notes. Furthermore, the agreements governing any of our or our subsidiaries’ future indebtedness may limit our ability to declare and pay dividends on our common stock. In the event that any agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on our common stock, we may be unable to declare and pay dividends in cash on our common stock unless we can repay or refinance the amounts outstanding under such agreements.
Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.
We use various modeling techniques and data analytics throughout the organization to analyze and estimate exposures, loss trends, and other risks associated with our assets, liabilities, profitability and cash flows. This includes both proprietary and third-party modeled outputs and related analysis to assist us in decision-making related to pricing and rate filings, catastrophe and non-catastrophe modeling, loss reserving, asset management, corporate tax, financial reporting and planning, and risk and capital management, among other things. The modeled outputs and related analyses are subject to uncertainties and the inherent limitations of any statistical analysis, including model design errors; rely on numerous assumptions and the use of historical internal and industry data; and may lead to unintentional bias. In addition, climate change may make it more difficult to predict and model catastrophes, reducing our ability to accurately price our exposure to such events and mitigate risks. As a result, actual results may differ materially from our modeled results. If, based upon these models, we misprice our products, underestimate the frequency or severity of catastrophes and non-catastrophe losses, or fail to appropriately estimate the risks we are exposed to, which has occurred from time to time, our business, results of operations and financial condition may be materially adversely affected.

Technology, Cybersecurity and Privacy Risks
The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business.
The success of our business depends on our ability to maintain effective, secure and reliable technology systems and infrastructure and to modernize them to support current and new clients and grow in an efficient and cost-effective manner. Some of the Company’s technology systems and software are legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards, including business continuity procedures. We continue to upgrade and implement new information technology systems and infrastructure involving several enterprise-wide technology initiatives, including AI, to support our strategy and keep pace with continuing changes in information processing technology and evolving industry and regulatory requirements. This includes our implementation of an integrated global financial system; enhancing existing systems, procedures and controls; developing new systems and products; and retiring certain legacy systems. We have also migrated many of our systems and applications to the cloud, which is key to our technology strategy. We currently rely on significant manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. We must integrate the systems of acquired businesses effectively so that technology gained through acquisitions meets the required level of security and performance capabilities to avoid additional risk to existing operations.
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
If we are unable to maintain technology systems, infrastructure, procedures and controls that function effectively without interruption and securely, or to update or integrate our hardware, applications or systems, we may not be able to service our clients and their customers, successfully offer our products, grow our business and account for transactions in an appropriate and timely manner, and our relationships with clients could be adversely affected. We are dependent on vendors and other third parties to maintain reliable and secure network systems that provide adequate speed and data capacity. For example, we utilize third-party cloud service providers in connection with certain key aspects of our business and operations, and any disruption of, or interference with, our use of such cloud services could have a material adverse impact on our business and operations. We have from time to time experienced operational resiliency issues, including the unavailability of technology systems upon which our clients rely. Such failures could result in loss of business and adversely affect our financial condition and results of operations. For risks relating to the security of our technology systems and cybersecurity incidents, see “ – We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.”
We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations.
We rely on the uninterrupted and secure operation of our technology systems, including information technology systems and operational technology systems, and those of our vendors to operate our business and securely process, transmit and store electronic information. This electronic information includes confidential and other sensitive information, including personal data, that we receive from our customers, vendors and other third parties. Our technology systems and safety control systems and those of our vendors and other third parties with whom we share sensitive information are vulnerable to, and in some cases have been subject to, damage or interruption from a variety of external threats, including cybersecurity incidents, such as advanced ransomware, credential compromises, vulnerability exploitation including zero-day exploits, distributed denial of service attacks, hardware misconfigurations, phishing and advanced social engineering, which have been increasing in frequency and complexity.
Cybersecurity incidents are rapidly evolving and becoming increasingly sophisticated, partly due to the growing use of AI by malicious actors. We are at risk of attack, and from time to time have been the subject of an attack, by a growing list of adversaries, including state-sponsored organizations, organized crime, hackers and “hacktivists” (activist hackers), through the use of increasingly sophisticated methods of attack, including long-term, persistent attacks referred to as advanced persistent threats, attacks via yet unknown vulnerabilities referred to as zero-day threats, attacks against our externally-facing applications and infrastructure components, and credential harvesting attacks against our employees through advanced social engineering tactics. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, resulting in potential data loss or other damage to technology systems. As the breadth and complexity of the technologies we use continue to grow, and as a result of the remote and hybrid work arrangements for a significant portion of our employees, the risk of security breaches and cybersecurity incidents has increased.
Our systems have also been subject to compromise from internal threats such as improper action by employees and third parties who may have otherwise legitimate access to our systems. Our call centers subject us to additional risk from internal threats due to access to personal data. Moreover, we face the ongoing challenge of managing access controls in a complex environment. Remote and hybrid work arrangements, including the use of personal devices and home networks that are not managed by the organization’s security control framework, bypass certain physical security controls for our employees and the employees of our vendors who have access to sensitive information. While additional controls have been put in place, they may not be sufficient to discover compromises that occur due to the loss of physical controls. The latency of a compromise is often measured in months, and we may not be able to detect a compromise in a timely manner. We could experience significant financial and reputational harm as a result of operational resiliency issues, including if our technology systems are breached, sensitive client or Company data are compromised, modified, rendered inaccessible for any period of time, made public or misused, or if we fail to make adequate disclosures to the public or law enforcement agencies following any such event.
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
Although we continue to invest in security and engage in best practices for software development, code vulnerabilities may still be introduced into production environments. Our technology systems must be continually patched, hardened and upgraded to protect against vulnerabilities, including zero-day threats, and cyber attackers have, and may continue to, exploit these vulnerabilities before they have been addressed. Due to the large number and age of the systems and platforms that we operate and the increased frequency with which vendors issue security patches to their products, as well as the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we are at risk that we cannot deploy these patches to remediate these vulnerabilities in a timely and effective manner. We are dependent on vendors and other third parties, such as cloud service providers, to keep their systems patched and hardened in order to protect our data. We have vendors and other third parties who receive data from us in connection with the services we offer our customers. In addition, we have migrated certain data, and may increasingly migrate data, to the cloud hosted by third-party providers. From time to time, we have experienced cybersecurity incidents involving a vendor or other third party, which resulted in a breakdown of such third party’s data protection measures or access to our infrastructure through the third party. To the extent that a vendor or third party suffers a cybersecurity incident that compromises their operations, our data and our customers’ data could be compromised or we may experience significant service interruption. Any failure related to these activities and operational resiliency could have a material adverse effect on our business.
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
Like many companies, we are subject to regular phishing email and social media engineering campaigns directed at our employees that have become more sophisticated, highly personalized and ultimately more successful, partly through the use of AI, and can result in significant financial and data losses. Although some of these incidents have resulted in data leaks and other damages, to date, they have not had a material adverse effect on our business or operations. These types of incidents have in the past and could in the future result in confidential, restricted personal or proprietary information being lost or stolen, modified, rendered inaccessible for any period of time, or made public, including client, employee or Company data, which could have a material adverse effect on our business.
Improper access to or disclosure of sensitive client or Company information, which has occurred from time to time, could harm our reputation and subject us to litigation and significant liability under our contracts, as well as under existing or future laws, rules and regulations. In the event of a cybersecurity incident, we might have to take our systems offline, which could interfere with services to our clients, damage our reputation or expose us to litigation. In addition, our cybersecurity insurance policy may not be sufficient in type or amount to fully cover us against claims and costs related to security breaches, cybersecurity incidents, and other related data and system incidents.
Legal and Regulatory Risks
We are subject to extensive laws and regulations, which increase our costs and could restrict the conduct of our business, and violations or alleged violations of such laws and regulations could have a material adverse effect on our reputation, business and results of operations.
We are subject to extensive regulation under the laws of the U.S. and its various states and territories, the E.U. and its member states, the U.K. and the other jurisdictions in which we operate. We are subject to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Anti-Bribery Act, trade sanctions, export control regulations and restrictions and anti-money laundering laws. We are subject to other laws and regulations on matters as diverse as antitrust, internal control over financial reporting and disclosure controls and procedures, accounting standards implemented by the Financial Accounting Standards Board and accounting-related rules and interpretations of the SEC, environmental protection, wage-and-hour standards, and employment and labor relations. In addition, new or proposed sustainability-related laws and regulations may result in expanded mandatory and voluntary reporting, diligence and disclosure.
There is also significant uncertainty in the evolving regulatory regime relating to AI, which may require substantial resources to modify and maintain business practices to comply with U.S. and non-U.S. laws. For example, various states have adopted the NAIC’s model bulletin, The Use of Artificial Intelligence Systems by Insurers; and internationally, the European Union Artificial Intelligence Act entered into force in August 2024 with phased obligations. Evolving obligations may negatively impact our development and use of AI in our business and may subject us to regulatory scrutiny, litigation, increased compliance costs, and social and ethical concerns.
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
The U.S. and foreign laws and regulations that apply to our operations are complex and may change rapidly, and our efforts to comply with them require significant resources and increase the costs and risks of doing business. The regulations we are subject to have become more stringent over time, may decrease the need for our services, impose significant operational limits on our business and may be inconsistent across jurisdictions. Further, the laws and regulations affecting our business are subject to change as a result of, among other things, new interpretations and judicial decisions, and any such changes may increase the regulatory requirements imposed on us, impact the way we are able to do business, impact efforts to protect intellectual and other property, and significantly harm our business and results of operations. There is also heightened regulatory expectations for third-party and critical vendor risk management.
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
Federal, state and foreign tax laws and regulations, or their interpretation and application, are subject to significant changes that may have a material adverse impact on our results of operations and financial condition. The OECD has issued Pillar Two Model Rules that include a 15% global minimum tax on the income of certain corporations, and recently issued administrative guidance and safe harbor rules around the implementation of Pillar Two. Many jurisdictions where we operate, including Japan and the United Kingdom, have adopted Pillar Two for tax years beginning in 2024. In addition, in July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing a broad range of U.S. tax reform provisions.

Additional regulation and guidance with respect to the implementation of certain OBBBA provisions are expected in 2026. We currently do not expect a material tax impact to our results of operations or financial condition due to these recent developments, and we continue to monitor and evaluate the potential impact of changing tax laws and regulations on future years.
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
In providing services and solutions to our customers and operating our business, we process, store and transfer sensitive customer, end-consumer and Company data, including personal data, in and across multiple jurisdictions. As a result, we are and will continue to be subject to a variety of laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. For discussion of the various laws and regulations affecting our business, see “Item 1 – Business – Regulation” in this Report. The scope and interpretation of these laws and additional laws that are or may be applicable to us are continuously evolving, often uncertain and may be conflicting, particularly with respect to foreign laws. All of these evolving compliance and operational requirements, including restrictions on cross-border data transfers, impose significant costs that are likely to increase over time and may restrict the way services involving data are offered, all of which may adversely affect our results of operations. For example, privacy and data-protection regimes increasingly regulate profiling and automated decision-making, which may require opt-outs, human review or impact assessments, and could delay or limit the deployment of analytics and AI in our business operations. Complying with these and similar laws and regulations requires us to make significant changes to our operations, and may be unable to implement required operational changes effectively, efficiently or in a timely manner, which could result in cost overruns, additional expenses, reputational harm, legal and regulatory actions, and other adverse consequences.
Unauthorized disclosure or transfer of personal or otherwise sensitive data, whether through systems failure, employee negligence, fraud, misappropriation or other means, by us, our vendors or other parties with whom we do business could subject us to significant litigation, monetary damages, regulatory enforcement actions, investigations, fines, criminal prosecution, increased costs such as those related to notifications and credit monitoring, and other adverse consequences in one or more jurisdictions. Such events could result in negative publicity and damage to our reputation and cause us to lose clients, which could have a material adverse effect on our results of operations.
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
•increases in minimum capital, reserves, liquidity, solvency and other financial viability requirements, such as RBC standards established by the NAIC;
•enhanced or new regulatory requirements intended to prevent future financial crises or to otherwise ensure the stability of institutions;
•new licensing requirements;
•restrictions on the ability to offer certain types of insurance products, service contracts or other protection products;

•restrictions on algorithmic underwriting or the use of AI-enabled decision-making tools;
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
Our common stock price and trading volume has from time to time and could in the future materially fluctuate in response to a number of events and factors, including: variations in our quarterly operating results, including against expectations; client or business losses; catastrophe and non-catastrophe losses; the operating and stock price performance of comparable companies; changes in our insurance subsidiaries’ financial strength ratings; changes in our corporate debt ratings; changes to our registered securities; limitations on premium levels or the ability to maintain or raise premiums on existing policies; our ability to pay common stock dividends, refinance or repay debt, or make interest payments on debt; regulatory developments affecting our products or services; and negative publicity relating to us or our competitors. In addition, macroeconomic, geopolitical conflicts and industry fluctuations may materially and adversely affect the trading price or volume of our common stock, regardless of our actual operating performance.
Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our employees are the cornerstone of our Company’s culture and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage our reputation. Our employees could engage or be accused of engaging in misconduct that subjects us to investigation, litigation, regulatory sanctions, financial costs and serious harm to our reputation or financial position. Employee misconduct could prompt regulators to allege or determine, on the basis of such misconduct, that we have not established an adequate program to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent misconduct may not be, and at times has not been, effective. Misconduct by employees, or even unsubstantiated allegations, could have a material adverse effect on our financial position, reputation and business.
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
Our certificate of incorporation or by-laws contain provisions that permit the Board to issue one or more series of preferred stock, prohibit stockholders from filling vacancies on the Board, prohibit stockholders from taking action by written consent, and impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings.

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
Board Oversight
The Board has ultimate oversight of cybersecurity risk. The Board reviews and approves our ERM Framework and risk appetite annually, including the appropriate risk appetite with respect to cybersecurity. The Information Technology Committee of the Board reviews the effectiveness of our cybersecurity policies, controls, training, technology and procedures, including procedures to identify and assess internal and external risks from cybersecurity threats; controls to prevent and protect from cyberattacks, unauthorized access or other malicious acts and risks; procedures to detect, respond to, mitigate negative effects from and remediate cybersecurity attacks; and controls and procedures for fulfilling applicable regulatory reporting and disclosure obligations related to cybersecurity incidents, risks and costs. Our Chief Information Security Officer (“CISO”) briefs or provides a report to the Information Technology Committee on our cybersecurity and information security posture and program at least quarterly, including penetration test results and related remediation and significant cybersecurity incidents. Our CISO also provides an annual cybersecurity update to the full Board.
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
Our CISO, who reports to our Chief Technology Officer on the Management Committee, has over 20 years of information technology and security program management experience, holds a Certified Information Security Manager certification and has led our information security team, including information technology compliance and risk management, since 2009. Our Chief Technology Officer has over 30 years of information technology experience, including leading global digital, security, infrastructure, cloud services and application teams. Prior to joining the Company in 2016, our Chief Technology Officer was chief information officer at a large, publicly-traded energy company.
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
Risk Management Policies and Procedures
We have implemented cybersecurity policies and standards based on leading industry frameworks, including the ISO 27001 standard and the National Institute of Standards and Technology Cybersecurity Framework, and we regularly assess our policies and practices, including through tabletop exercises with senior management (and periodically with members of the Board), aimed at mitigating cybersecurity risks. In the event of a cybersecurity incident, we follow our Enterprise Information Security Incident Response Plan (the “IRP”), which outlines steps from incident detection to assessment, response, mitigation, recovery and notification, including to key functional areas such as Global Risk Management, Corporate Law, Privacy and Compliance, senior leadership, and the Information Technology Committee of the Board and the full Board, as appropriate. The IRP includes quantitative and qualitative incident assessment guidance and promotes engagement with multidisciplinary teams across the enterprise to facilitate real-time information-sharing during a cybersecurity incident.
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
We assess third-party cybersecurity controls through a cybersecurity questionnaire and a review of independent cybersecurity rating assessments. Our vendor risk management process includes a review of the information security policies of our key vendors against our standards, and ongoing monitoring for compliance. Our contracts with third parties generally include security and privacy addendums where applicable and require counterparties to meet a specific standard of data security and to report cybersecurity incidents to us.
Risks from Cybersecurity Threats
While we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business, operations, financial condition or results of operations, there can be no guarantee that we will not experience such an incident in the future. See “Item 1A – Risk Factors – Technology, Cybersecurity and Privacy Risks – The failure to effectively maintain and modernize our technology systems and infrastructure and integrate those of acquired businesses could adversely affect our business,” “ – Technology, Cybersecurity and Privacy Risks – We could incur significant liability if our technology systems or those of third parties are breached or we or third parties otherwise fail to protect the security of data residing on our respective systems, which could adversely affect our business and results of operations,” “ – Business Strategic and Operational Risks – Our inability to successfully recover should we experience a business continuity event could have a material adverse effect on our business, financial condition and results of operations” and “– Failure to successfully manage vendors and other third parties could adversely affect our business” for more information.
Item 2. Properties
We own three properties. We have a shared headquarters building in Atlanta, Georgia, which serves as our corporate headquarters, as well as the headquarters for our Global Lifestyle and Global Housing businesses. In 2025, we entered into an agreement to sell our office in Miami, Florida, which had served as a shared office space supporting our Global Lifestyle and Global Housing businesses. Also in 2025, we sold one of our Global Housing operations centers located in Florence, South Carolina, and we started marketing for sale another operations center located in Springfield, Ohio. We lease office space and device care centers globally, with terms ranging from month-to-month to ten years. We believe that our owned and leased properties are sufficient to support our current business operations. See Notes 13 and 26 to the Consolidated Financial Statements included elsewhere in this Report for additional information about our properties. For more information on the Miami sale, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Item 3. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies – Legal and Regulatory Matters” in Note 26 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “AIZ.” On February 13, 2026, there were approximately 221 registered holders of record of our common stock.
Stock Performance Graph
The following graph compares the cumulative total return (stock price increase plus reinvestment of dividends paid) on our common stock from December 31, 2020 through December 31, 2025 with the cumulative total returns for the S&P 400 MidCap Index and the S&P 500 Index, as the broad equity market indexes, and the S&P Composite 1500 Property & Casualty Insurance Index (“S&P 1500 P&C Index”), as the published industry index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Assurant, Inc.
S&P 500 Index
S&P 400 MidCap Index
S&P 1500 P&C Index

Total Values/Annual Return Percentages
(Includes reinvestment of dividends)

	Initial Investment at 12/31/2020	TOTAL VALUES December 31,
Security / Index		2021	2022	2023	2024	2025
Assurant, Inc. Common Stock	$100.00	$116.46	$95.10	$130.78	$168.11	$192.81
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 400 MidCap Index	100.00	124.76	108.47	126.29	143.89	154.68
S&P 1500 P&C Index	100.00	119.57	137.26	152.29	203.42	221.66

		ANNUAL RETURN PERCENTAGES Years Ended December 31,
Security / Index		2021	2022	2023	2024	2025
Assurant, Inc. Common Stock		16.46%	(18.34)%	37.52%	28.55%	14.69%
S&P 500 Index		28.71	(18.11)	26.29	25.02	17.88
S&P 400 MidCap Index		24.76	(13.06)	16.44	13.93	7.50
S&P 1500 P&C Index		19.57	14.80	10.94	33.58	8.96
Issuer Purchases of Equity Securities
The table below provides information regarding purchases of our common stock during the fourth quarter of 2025.

Period in 2025	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31	127,802	$214.45	127,802	$140.9
November 1 – November 30	105,168	225.60	105,168	817.2
December 1 – December 31	183,445	231.80	183,445	774.6
Total fourth quarter	416,415	$224.91	416,415	$774.6
(1)Shares purchased pursuant to the November 2023 publicly announced share repurchase authorization of up to $600.0 million aggregate cost at purchase of outstanding common stock. In November 2025, the Board authorized an additional share repurchase program for up to $700.0 million aggregate cost at purchase of outstanding common stock. As of December 31, 2025, $774.6 million aggregate cost at purchase remained unused under the repurchase authorizations.
Dividend Policy
Any determination to declare and pay future dividends will be at the sole discretion of the Board and will be dependent upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. The Credit Facility also contains limitations on our ability to pay dividends to our stockholders and repurchase capital stock if we are in default, or such dividend payments or repurchases would cause us to be in default, of our obligations thereunder. In addition, if we elect to defer the payment of interest on our subordinated notes (refer to “— Senior and Subordinated Notes” below), we generally may not make payments on or repurchase any shares of our capital stock.
We are a holding company and, therefore, our ability to pay dividends on our common stock, repurchase shares or debt, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory and other restrictions limiting their ability to pay dividends. See “Item 1A – Risk Factors – Financial Risks – Our subsidiaries’ inability to pay us sufficient dividends could prevent us from meeting our obligations and paying future stockholder dividends.” For the year ending December 31, 2026, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us under applicable laws and regulations, without prior regulatory approval, is approximately $791.9 million. We may seek approval of regulators to pay dividends in excess of any amounts that would be permitted without such approval. There can be no assurance that we would obtain such approval if sought. Our international and non-insurance subsidiaries provide additional sources of dividends. Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for acquisitions or received from dispositions, was approximately $925.1 million for the year ended December 31, 2025, of which $751.9 million was generated by our U.S. domiciled insurance subsidiaries.
Payments of dividends on shares of common stock are restricted if an event of default has occurred or if the proposed common stock dividend payment would cause an event of default under the Credit Facility; or if we defer the payment of interest on our Subordinated Notes. For more information, see “Item 1A – Risk Factors – Financial Risks – Our ability to declare and pay dividends on our capital stock may be limited” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
General
Segment Information
As of December 31, 2025, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
•Global Lifestyle: includes mobile device solutions (including extended service contracts, insurance policies and related services), extended service contracts and related services for consumer electronics and appliances, and financial services and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment protection and other related services (referred to as “Global Automotive”); and
•Global Housing: includes lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
In addition, we report the Corporate and Other segment, which includes corporate employee-related expenses, activities of the holding company and investments in our home warranty business.
We define Adjusted EBITDA, our segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, interest expense, benefit (provision) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items (including restructuring costs, the loss on the pending subsidiary sale and non-core operations, each as described below).
The following discussion covers the year ended December 31, 2025 (“Twelve Months 2025”) and the year ended December 31, 2024 (“Twelve Months 2024”). For a more detailed comparative analysis, see the discussion that follows. Our comparative analysis of Twelve Months 2024 and the year ended December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025.
Executive Summary
Summary of Financial Results
Consolidated net income increased $112.5 million, or 15%, to $872.7 million for Twelve Months 2025 from $760.2 million for Twelve Months 2024, primarily due to higher segment earnings in Global Housing, lower reportable catastrophes and growth in Global Lifestyle, partially offset by a higher effective tax rate and restructuring costs.

Global Lifestyle Adjusted EBITDA increased $27.9 million, or 4%, to $801.3 million for Twelve Months 2025 from $773.4 million for Twelve Months 2024, primarily driven by Connected Living growth from global mobile programs and higher contributions from financial services. In Global Automotive, improved loss experience led to increased profitability.
Global Lifestyle net earned premiums, fees and other income increased $615.2 million, or 7%, to $9.58 billion for the Twelve Months 2025 from $8.97 billion for Twelve Months 2024, primarily due to global mobile programs and from a new program in financial services within Connected Living and modest growth in Global Automotive.
Global Housing Adjusted EBITDA increased $187.5 million, or 28%, to $858.7 million for Twelve Months 2025 from $671.2 million for Twelve Months 2024, including $46.4 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased 15% mainly due to top-line growth in lender-placed insurance and favorable non-catastrophe loss experience.
Global Housing net earned premiums, fees and other income increased $311.8 million, or 13%, to $2.77 billion for Twelve Months 2025 from $2.46 billion for Twelve Months 2024, primarily due to growth in policies in-force and higher average premiums within lender-placed insurance, as well as growth in various specialty products. Renters and Other also increased, led by contributions from a new book of business previously disclosed.
Corporate and Other Adjusted EBITDA was $(123.8) million for Twelve Months 2025 compared to $(122.2) million for Twelve Months 2024, primarily driven by lower investment income.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to enhance operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living, Global Automotive and Renters businesses, and the performance of our Homeowners business, which will be impacted by our ability to provide a superior customer experience, including from our investments in technology and digital initiatives. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, and tariffs and global supply chain disruptions may have a material adverse effect on our results of operations or financial condition.
Our results may also be impacted by our ability to capitalize on opportunities for further growth, including within adjacent markets such as home warranty. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences and client forecasts and demands. Our Homeowners revenue is impacted by changes in the housing market, as well as the voluntary insurance market. Variability in insurance claims, including changes in frequency and severity, and the impact of inflation, also contribute to fluctuations in our business performance. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent. For more information on these and other factors that could affect our results, see “Item 1A – Risk Factors,” including “ – Business, Strategic and Operational Risks – Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations,” “ – Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “ – The success of our business depends on the execution of our strategy, including through organic growth and the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce.”
For Twelve Months 2025, net cash provided by operating activities was $1.83 billion; net cash used in investing activities was $1.46 billion; and net cash used in financing activities was $364.2 million. We had $1.83 billion in cash and cash equivalents as of December 31, 2025. See “ – Liquidity and Capital Resources” below for further details.
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
Underwriting, selling, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of deferred costs, general operating expenses and income taxes.We continue to undertake various expense savings initiatives while also making investments in talent, capabilities and technology, among other things, which impact our expenses.
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
In the ordinary course of business, we are involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance as of December 31, 2025 and 2024:

	2025	2024
Ceded future policyholder benefits and expense	$4.2	$340.7
Ceded unearned premium	5,062.9	5,188.5
Ceded claims and benefits payable	899.0	1,808.9
Ceded paid losses	505.2	241.4
Total	$6,471.3	$7,579.5
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
The methods all involve aggregating paid and case-incurred loss data by accident period and accident age for each product grouping. As the data ages, development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and estimates of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method incorporates the correlations between paid and incurred development in projecting future development factors, and is typically more applicable to products experiencing variability in incurred to paid ratios.

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
If the actual level of loss frequency and severity are higher or lower than expected, the ultimate reserves required will be different than management’s estimate. The effect of higher and lower levels of loss frequency and severity on our ultimate costs for claims occurring in 2025 would be as follows:

Change in both loss frequency and severity for all Global Lifestyle and Global Housing	Ultimate cost of claims occurring in 2025	Change in cost of claims occurring in 2025
3% higher	$1,981.2	$113.7
2% higher	$1,942.9	$75.4
1% higher	$1,905.0	$37.5
Base scenario (1)	$1,867.5	$—
1% lower	$1,830.3	$(37.2)
2% lower	$1,793.5	$(74.0)
3% lower	$1,757.1	$(110.4)
(1)Represents the sum of the case reserves and incurred but not reported reserves as of December 31, 2025 for Global Lifestyle and Global Housing.
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
Risks related to the reserves recorded for certain discontinued individual life, annuity and long-term care insurance policies have been fully ceded via reinsurance. The insurance subsidiary that includes these fully ceded insurance policies was classified as held for sale as of December 31, 2025. See Note 3 to the Consolidated Financial Statements included elsewhere in this Report for more information.
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
Valuation and Recoverability of Goodwill
Our goodwill related to acquisitions of businesses was $2.65 billion and $2.62 billion as of December 31, 2025 and 2024, respectively. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators include: a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.
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
The following table illustrates the amount of goodwill carried by operating segment as of the dates indicated:

	December 31,
	2025	2024
Global Lifestyle (1)	$2,329.6	$2,299.3
Global Housing	316.7	316.7
Total	$2,646.3	$2,616.0
(1)As of December 31, 2025, $807.7 million and $1,521.9 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively. As of December 31, 2024, $793.6 million and $1,505.7 million of goodwill was assigned to the Connected Living (including Global Financial Services which was aggregated with Connected Living in 2023) and Global Automotive reporting units, respectively.
Quantitative Impairment Testing
In the fourth quarter of 2025, we performed a quantitative assessment for the Global Lifestyle and Global Housing reporting units, consistent with our standard practice following a qualitative test in the prior year. Based on this quantitative assessment, the Company determined that it was more likely than not that the reporting units’ fair values were more than their carrying amounts and that there was no impairment for the Global Lifestyle and Global Housing reporting units as of October 1, 2025.
The determination of fair value of the reporting units requires many estimates and assumptions. These estimates and assumptions include earnings and required capital projections, discount rates, terminal growth rates, operating income and dividend forecasts for each reporting unit and the weighting assigned to the results of each valuation method included in the fair value calculation. Changes in certain assumptions could have a significant impact on the goodwill impairment assessment.
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
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2025	2024
Revenues:
Net earned premiums	$10,482.9	$9,795.8
Fees and other income	1,875.9	1,638.6
Net investment income	527.3	518.9
Net realized losses on investments and fair value changes to equity securities	(71.8)	(75.8)
Total revenues	12,814.3	11,877.5
Benefits, losses and expenses:
Policyholder benefits	2,927.8	2,766.5
Underwriting, selling, general and administrative expenses	8,688.1	8,076.7
Interest expense	109.7	107.0
Loss on extinguishment of debt	1.3	—
Total benefits, losses and expenses	11,726.9	10,950.2
Income before provision for income taxes	1,087.4	927.3
Provision for income taxes	214.7	167.1
Net income	$872.7	$760.2
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Net Income
Consolidated net income increased $112.5 million, or 15%, to $872.7 million for Twelve Months 2025 from $760.2 million for Twelve Months 2024, primarily driven by higher earnings in Global Housing, a $38.7 million decrease in after-tax reportable catastrophes, higher earnings in Global Lifestyle and a $7.1 million after-tax decline in losses related to our non-core operations. The increase in net income was partially offset by a higher annualized effective tax rate, mainly due to higher transferable tax credits and a tax benefit for the release of a valuation allowance on foreign deferred tax assets recorded in the prior year, as well as a $17.3 million increase in after-tax restructuring costs related to a new restructuring plan in fourth quarter 2025 related to optimizing operational efficiencies and higher after-tax depreciation expense of $13.4 million, mainly due to higher software assets placed into service.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Revenues:
Net earned premiums	$7,892.8	$7,506.0
Fees and other income	1,689.7	1,461.3
Net investment income	357.5	356.6
Total revenues	9,940.0	9,323.9
Benefits, losses and expenses:
Policyholder benefits	1,901.7	1,738.6
Selling and underwriting expenses	4,986.8	4,770.4
Cost of sales	982.5	841.6
General expenses	1,267.7	1,199.9
Total benefits, losses and expenses	9,138.7	8,550.5
Global Lifestyle Adjusted EBITDA	$801.3	$773.4

Net earned premiums, fees and other income:
Connected Living	$5,378.7	$4,807.9
Global Automotive	4,203.8	4,159.4
Total	$9,582.5	$8,967.3

Net earned premiums, fees and other income:
Domestic	$7,334.3	$6,970.2
International	2,248.2	1,997.1
Total	$9,582.5	$8,967.3
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Adjusted EBITDA increased $27.9 million, or 4%, to $801.3 million for Twelve Months 2025 from $773.4 million for Twelve Months 2024, primarily due to Connected Living growth, mainly from global mobile device protection programs and U.S. financial services, and improved loss experience in Global Automotive. The increase in Adjusted EBITDA was partially offset by a $7.0 million non-run rate inventory adjustment recorded for U.S. mobile during the fourth quarter of 2025 and the unfavorable impact of foreign exchange.
Total revenues increased $616.1 million, or 7%, to $9.94 billion for Twelve Months 2025 from $9.32 billion for Twelve Months 2024. Net earned premiums increased $386.8 million, or 5%, primarily driven by growth in Connected Living from global mobile subscriber growth and higher contributions from financial services from a new program, partially offset by a decline in domestic extended service contracts and the unfavorable impact of foreign exchange. Fees and other income increased $228.4 million, or 16%, primarily due to growth from global mobile trade-in programs and higher contributions from financial services from a new program. Net investment income increased $0.9 million, primarily due to higher yields and asset balances on fixed maturity securities.
Total benefits, losses and expenses increased $588.2 million, or 7%, to $9.14 billion for Twelve Months 2025 from $8.55 billion for Twelve Months 2024. Selling and underwriting expenses increased $216.4 million, or 5%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from global mobile device protection programs in line with the increase in net earned premiums. Policyholder benefits increased $163.1 million, or 9%, primarily due to financial services in Connected Living, partially offset by lower losses within Global Automotive. Cost of sales increased $140.9 million, or 17%, driven by growth in global mobile trade-in programs and a non-run rate inventory adjustment noted above. General expenses increased $67.8 million, or 6%, primarily due to higher employee-related and information technology expenses to support growth initiatives.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Revenues:
Net earned premiums	$2,584.4	$2,281.0
Fees and other income	184.4	176.0
Net investment income	141.8	127.3
Total revenues	2,910.6	2,584.3
Benefits, losses and expenses:
Policyholder benefits	1,018.4	1,010.2
Selling and underwriting expenses	201.6	158.1
General expenses	831.9	744.8
Total benefits, losses and expenses	2,051.9	1,913.1
Global Housing Adjusted EBITDA	$858.7	$671.2

Impact of reportable catastrophes	$198.8	$245.2

Net earned premiums, fees and other income:
Homeowners	$2,192.4	$1,958.9
Renters and Other	576.4	498.1
Total	$2,768.8	$2,457.0
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Adjusted EBITDA increased $187.5 million, or 28%, to $858.7 million for Twelve Months 2025 from $671.2 million for Twelve Months 2024, mainly due to continued growth from higher lender-placed policies in-force and average premiums within Homeowners, and favorable non-catastrophe loss experience driven by lower frequency from weather and water claims, $46.4 million of lower pre-tax reportable catastrophes, the previously disclosed $27.5 million unfavorable non-run rate adjustment from Twelve Months 2024, and higher net investment income and fee income. The increase in Adjusted EBITDA was partially offset by higher costs associated with growth, lower Renters and Other results mainly from unfavorable non-catastrophe loss experience and overall higher catastrophe reinsurance premiums from the 2024 program restructuring.
Total revenues increased $326.3 million, or 13%, to $2.91 billion for Twelve Months 2025 from $2.58 billion for Twelve Months 2024. Net earned premiums increased $303.4 million, or 13%, primarily driven by Homeowners from higher lender-placed policies in-force and average premiums, as well as growth across various specialty products, growth in Renters and Other, primarily from a block of newly acquired renters policies, as previously disclosed, and the non-run rate adjustment described above, partially offset by higher catastrophe reinsurance premiums. Net investment income increased $14.5 million, or 11%, primarily due to higher invested asset balances and yields. Fees and other income increased $8.4 million, or 5%, primarily driven by continued growth in service fees within Homeowners.
Total benefits, losses and expenses increased $138.8 million, or 7%, to $2.05 billion for Twelve Months 2025 from $1.91 billion for Twelve Months 2024. General expenses increased $87.1 million, or 12%, and selling and underwriting expenses increased $43.5 million, or 28%, both primarily due to higher costs associated with growth. Policyholder benefits increased $8.2 million, or 1%, primarily due to higher non-catastrophe losses from exposure growth and severity, partially offset by favorable frequency, as well as lower reportable catastrophe losses and $6.4 million of favorable year-over-year non-catastrophe prior year reserve development. Twelve Months 2025 had $113.1 million of favorable non-catastrophe prior year reserve development compared to $106.7 million in Twelve Months 2024.

Corporate and Other
The table below presents information regarding the Corporate and Other segment’s results of operations for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Revenues:
Net earned premiums	$—	$—
Fees and other income	1.7	0.4
Net investment income	23.9	27.2
Total revenues	25.6	27.6
Benefits, losses and expenses
Policyholder benefits	—	—
General expenses	149.4	149.8
Total benefits, losses and expenses	149.4	149.8
Corporate and Other Adjusted EBITDA	$(123.8)	$(122.2)
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Adjusted EBITDA decreased $1.6 million, or 1%, to $(123.8) million for Twelve Months 2025 from $(122.2) million for Twelve Months 2024. The change in results was primarily due to lower net investment income as explained below.
Total revenues decreased $2.0 million, or 7%, to $25.6 million for Twelve Months 2025 from $27.6 million for Twelve Months 2024, primarily driven by a decrease in net investment income of $3.3 million, or 12%, mainly due to lower yields on fixed maturity securities, and cash and short term investments, partially offset by an increase in fees and other income of $1.3 million, mostly due to the sale of Internet Protocol addresses.
Total benefits, losses and expenses decreased $0.4 million, to $149.4 million for Twelve Months 2025 from $149.8 million for Twelve Months 2024, primarily due to a decrease in general expenses of $0.4 million, mostly driven by lower third-party expenses, partially offset by higher investments in our home warranty business and employee-related expenses.

Investments
We had total investments of $10.06 billion and $8.54 billion as of December 31, 2025 and 2024, respectively. Net unrealized losses on our fixed maturity securities portfolio decreased $294.0 million during Twelve Months 2025, from a $349.7 million unrealized loss at December 31, 2024 to a $55.7 million unrealized loss at December 31, 2025, primarily due to a reduction in U.S. Treasury rates.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair Value as of
Fixed Maturity Securities by Credit Quality	December 31, 2025		December 31, 2024
Aaa / Aa / A	$4,710.9	54.9%	$3,987.5	55.6%
Baa	3,257.9	38.0%	2,699.7	37.6%
Ba	527.6	6.2%	415.7	5.8%
B and lower	81.3	0.9%	72.2	1.0%
Total	$8,577.7	100.0%	$7,175.1	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2025	2024
Fixed maturity securities	$434.8	$385.9
Equity securities	11.9	13.2
Commercial mortgage loans on real estate	18.6	19.2
Short-term investments	18.1	18.4
Other investments	2.9	21.3
Cash and cash equivalents	58.4	77.0
Total investment income	544.7	535.0
Investment expenses	(17.4)	(16.1)
Net investment income	$527.3	$518.9
Net investment income increased $8.4 million, or 2%, to $527.3 million for Twelve Months 2025 from $518.9 million for Twelve Months 2024. The increase was primarily driven by higher asset balances and yields in fixed maturity securities, partially offset by reduced income due to lower yields and balances in cash and cash equivalents and reduced income in real estate joint ventures and other partnerships.
Net realized losses on investments and fair value changes to equity securities were $71.8 million for Twelve Months 2025 compared to net realized losses on investments and fair value changes to equity securities of $75.8 million for Twelve Months 2024. The change in Twelve Months 2025 was primarily driven by realized losses in equity securities, partially offset by fewer impairments in other investments.
As of December 31, 2025, we owned $14.7 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $13.8 million of municipal securities, whose credit rating was A+ with the guarantee, but would have had a rating of AA- without the guarantee.
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
In January 2025, we entered into an agreement to sell our Miami, Florida property for a purchase price of $126.0 million, subject to certain adjustments and to the buyer receiving the requisite development approvals. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of December 31, 2025, less estimated costs to sell. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that the transaction will be consummated.

Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary by jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1A – Risk Factors – Legal and Regulatory Risks – Changes in insurance regulation may reduce our profitability and limit our growth.” Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best.
For the year ending December 31, 2026, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $791.9 million. Our international and non-insurance subsidiaries provide additional sources of dividends.
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
Holding Company
As of December 31, 2025, we had approximately $887.4 million in holding company liquidity, $662.4 million above our minimum level of $225.0 million. The minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is an internal minimum level calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $985.4 million as of December 31, 2025) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $925.1 million and $804.7 million for Twelve Months 2025 and Twelve Months 2024, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Twelve Months 2025 and Twelve Months 2024, we made common stock repurchases and paid dividends to our common stockholders of $468.3 million and $455.8 million, respectively.
On January 29, 2026, the Board declared a quarterly dividend of $0.88 per common share payable on March 30, 2026 to stockholders of record as of February 17, 2026. We paid dividends of $0.88 per common share on December 29, 2025 to stockholders of record as of December 1, 2025. This represented a 10% increase to the quarterly dividend of $0.80 per common share paid on September 29, June 30, and March 31, 2025.
Any determination to declare and pay future dividends is at the sole discretion of the Board and depends upon various factors. See “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
During Twelve Months 2025, we repurchased 1,432,302 shares of our outstanding common stock at a cost of $299.9 million, exclusive of commissions. In November 2023, the Board authorized a share repurchase program for up to $600.0 million of our outstanding common stock. In November 2025, the Board authorized an additional share repurchase program for up to $700.0 million of our outstanding common stock. As of December 31, 2025, $774.6 million aggregate cost at purchase remained unused under the repurchase authorizations. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$—	$—	$175.0	$174.3
4.90% Senior Notes due March 2028	300.0	299.0	300.0	298.6
3.70% Senior Notes due February 2030	350.0	348.5	350.0	348.2
2.65% Senior Notes due January 2032	350.0	347.7	350.0	347.3
6.75% Senior Notes due February 2034	275.0	273.1	275.0	272.8
5.55% Senior Notes due February 2036	300.0	296.1	—	—
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	398.3	400.0	397.7
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.2
Total Debt		$2,206.9		$2,083.1
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

In the next five years, we have two debt maturities in March 2028 and February 2030 when the 2028 Senior Notes and the 2030 Senior Notes (each as defined below), respectively, become due and payable.
For additional information, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
Credit Facility and Commercial Paper Program
In June 2025, we entered into a $500.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. The Credit Facility replaced our prior $500.0 million five-year senior unsecured revolving credit facility (the “Prior Credit Facility”), which terminated upon the effectiveness of the Credit Facility. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $500.0 million, which may be increased up to $750.0 million. The Credit Facility is available until June 2030, provided we are in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for our commercial paper program or for general corporate purposes.
We made no borrowings under the Credit Facility or our Prior Credit Facility during Twelve Months 2025 and no loans were outstanding under the Credit Facility as of December 31, 2025.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is backed up by the Credit Facility, of which $500.0 million was available as of December 31, 2025.
We did not use the commercial paper program during Twelve Months 2025 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2025.
For additional information, see Note 18 to the Consolidated Financial Statements included elsewhere in this Report.
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.7 million and $1.8 million of letters of credit outstanding as of December 31, 2025 and 2024, respectively.
Limited Recourse Note
In 2024, we entered into a financing arrangement pursuant to which we are able to issue a $100 million limited recourse note and, in return, obtain a $100 million asset-backed note from a Delaware master trust. As of December 31, 2025, no notes have been issued under this arrangement.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our recent net cash flows for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,833.9	$1,332.7
Investing activities	(1,457.8)	(657.8)
Financing activities	(364.2)	(477.5)
Effect of exchange rate changes on cash and cash equivalents	14.5	(17.1)
Net change in cash	$26.4	$180.3

Cash Flows for the Years Ended December 31, 2025 and 2024
Operating Activities
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
Net cash provided by operating activities was $1.83 billion and $1.33 billion for Twelve Months 2025 and Twelve Months 2024, respectively. The change in net operating cash flows was largely attributable to growth in our lender-placed and Connected Living businesses, cash payments related to the assumption of a new block of business in Connected Living and lower outflows for inventory in our mobile business. These increases were partially offset by higher net paid claims and the timing of tax payments as we received a refund during Twelve Months 2024.
Investing Activities
Net cash used in investing activities was $1,457.8 million and $657.8 million for Twelve Months 2025 and Twelve Months 2024, respectively. The change in net investing cash flows was primarily driven by the increased investment of net cash provided by operating activities and the reinvestment of proceeds from the sale of fixed maturity securities.
Financing Activities
Net cash used in financing activities was $364.2 million and $477.5 million for Twelve Months 2025 and Twelve Months 2024, respectively. The change in net financing cash flows was primarily due to the issuance of the 2036 Senior Notes, partially offset by the redemption of the 2026 Senior Notes. For additional information, see Note 18 in the Consolidated Financial Statements included elsewhere in this Report.
The table below shows our cash outflows for taxes, interest and dividends for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
Income taxes paid	$271.6	$126.6	$232.9
Interest paid on debt	107.2	107.4	107.4
Common stock dividends	168.4	155.9	152.3
Total	$547.2	$389.9	$492.6

Contractual Obligations and Commitments
We have contractual obligations and commitments to third parties as a result of our operations, as detailed in the table below by maturity date as of December 31, 2025:

	As of December 31, 2025
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Insurance liabilities (1)	$2,012.3	$1,502.6	$369.6	$87.3	$52.8
Debt and related interest	3,703.2	107.2	507.0	529.3	2,559.7
Operating leases	87.1	20.3	30.0	20.5	16.3
Pension obligations and postretirement benefits (2)	455.3	50.7	97.6	96.7	210.3
Commitments:
Investment purchases outstanding:
Commercial mortgage loans on real estate	7.8	7.8	—	—	—
Capital contributions to non-consolidated VIEs	252.4	252.4	—	—	—
Liability for unrecognized tax benefits	22.8	—	22.8	—	—
Total obligations and commitments	$6,540.9	$1,941.0	$1,027.0	$733.8	$2,839.1
(1)Insurance liabilities reflect undiscounted estimated cash payments to be made to policyholders, net of expected future premium cash receipts on in-force policies and excluding fully reinsured runoff operations. The total gross reserve for fully reinsured runoff operations that was excluded was $632.0 million which, if the reinsurers defaulted, would be payable over a 30+ year period with the majority of the payments occurring after 5 years. $489.4 million of these reinsurance recoverables were included in assets held for sale on the consolidated balance sheet. Additional information on the assets held for sale and the reinsurance arrangements can be found in Note 3 and Note 17, respectively, to the Consolidated Financial Statements included elsewhere in this Report. These liabilities also do not include recoverable amounts related to certain high deductible policies in our sharing economy business, included in our non-core operations, for which we are responsible for paying the entirety of the claim and are subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2025, we had exposure to $86.8 million of reserves below the deductible that we would be responsible for if the clients were to default on their contractual obligation to pay us the deductible. See Note 4 to the Consolidated Financial Statements included elsewhere in this Report for more information on our evaluation of the credit risk exposure from these recoverables. As a result, the amounts presented in this table do not agree to the future policy benefits and expenses and claims and benefits payable in the consolidated balance sheets.
(2)Our pension obligations and postretirement benefits include an Assurant Pension Plan, various non-qualified pension plans (including an Executive Pension Plan) and certain life and health care benefits for retired employees and their dependents (“Retirement Health Benefits”), all of which were frozen in 2016. In February 2020, we amended the Retirement Health Benefits to terminate such plan benefits to retirees effective December 31, 2024. Due to the Assurant Pension Plan’s current overfunded status, no contributions were made during 2025 and none are expected to be made in 2026. See Note 23 to the Consolidated Financial Statements included elsewhere in this Report for more information.
Liabilities for future policy benefits and expenses have been included in the commitments and contingencies table. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, contract terms and the timing of payments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following is a discussion of our primary market risk exposures and management of such exposures as of December 31, 2025. There were no other significant changes in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2025, compared to the year ended December 31, 2024. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
Market risk is the risk of loss from changes in the fair value of our financial instruments, including due to interest rates (including impacts of changes in credit spreads), foreign currency exchange rates and credit risk from counterparties. Market risk is dependent on the volatility and liquidity in the underlying markets in which these assets are traded.
Our investment portfolio consists primarily of fixed maturity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, including impacts of changes in credit spreads, foreign currency exchange rates and credit risk from counterparties. The majority of our fixed income portfolio is classified as available for sale. The carrying value of our investment portfolio at December 31, 2025 and 2024 was $10.06 billion and $8.54 billion, respectively, of which 85% and 84% was invested in fixed maturity securities, respectively.

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
Our sensitivity analysis model produces a loss in fair value in the fixed maturity portfolio of (i) $216.5 million and $173.2 million as of December 31, 2025 and 2024, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates (including impacts of changes in credit spreads), and (ii) $428.5 million and $340.0 million as of December 31, 2025 and 2024, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates (including impacts of changes in credit spreads).
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
Our sensitivity analysis model produces a loss in fair value of our debt obligations of (i) $52.2 million and $48.4 million as of December 31, 2025 and 2024, respectively, based on a hypothetical and instantaneous 50 basis point parallel increase in interest rates, and (ii) $102.7 million and $95.3 million as of December 31, 2025 and 2024, respectively, based on a hypothetical and instantaneous 100 basis point parallel increase in interest rates.
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
The following table summarizes the net assets (liabilities) denominated in foreign currencies as of December 31, 2025 and 2024 and the sensitivity to a hypothetical strengthening of the U.S. dollar.

	December 31, 2025		December 31, 2024		2025 vs. 2024
	Value of net assets (liabilities)	Exchange rate per USD	Value of net assets (liabilities)	Exchange rate per USD	% Change in exchange rate per USD
British pound sterling (GBP)	$340.1	1.3379	$323.3	1.2684	5.5%
Canadian dollar (CAD)	247.5	0.7288	239.3	0.6955	4.8%
Euro (EUR)	169.2	1.1754	146.8	1.0514	11.8%
Brazilian real (BRL)	107.0	0.1846	70.6	0.1630	13.3%
Australian dollar (AUD)	86.2	0.6643	64.7	0.6372	4.3%
Mexican peso (MXN)	88.4	0.0556	71.0	0.0497	11.9%
Japanese yen (JPY)	27.9	0.0064	32.4	0.0065	(1.5)%
New Zealand dollar (NZD)	19.1	0.5783	15.2	0.5783	—%
Chilean peso (CLP)	13.3	0.0011	12.1	0.0010	10.0%
Argentine peso (ARS)	19.6	0.0007	13.7	0.0010	(30.0)%
Indian rupee (INR)	8.0	0.0110	9.4	0.0118	(6.8)%
Other (various currencies)	(3.7)		(5.8)
Value of net assets denominated in foreign currencies	$1,122.6		$992.7
Net assets	$5,871.6		$5,106.7
As a percentage of total net assets	19.1%		19.4%
Pre-tax decrease in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent strengthening of the USD	$(122.4)		$(109.6)
Pre-tax increase in fair value of our investments in foreign subsidiaries from a hypothetical 10 percent weakening of the USD	$122.4		$109.6
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
Our risk management strategy and investment policy is to invest in securities from a diversified pool of issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality, among other strategies. For additional information, refer to “Item 1A – Risk Factors – Financial Risks – Our investment portfolio is subject to credit, liquidity and other risks that may adversely affect our results of operations and financial condition,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments” and Notes 4 and 7 to the Consolidated Financial Statements included elsewhere in this Report.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Financial Statement Schedules in Part IV, Item 15(a)(1) and (2) of this Report are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Exchange Act as of December 31, 2025. Based on such evaluation, management, including our CEO and CFO, has concluded that as of December 31, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of December 31, 2025, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its evaluation of our internal control over financial reporting, has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this Item 10 regarding directors is incorporated by reference to the information in our upcoming 2026 Proxy Statement (the “2026 Proxy Statement”) under the caption “Proposals Requiring Your Vote – Proposal One – Election of Directors.” The information required under this Item 10 regarding executive officers is incorporated by reference to the information in the 2026 Proxy Statement under the caption “Executive Officers.” The information required under this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information in the 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if included in the 2026 Proxy Statement. The information required under this Item 10 regarding our Code of Business Conduct and Ethics is incorporated by reference to the information in the 2026 Proxy Statement under the caption “Corporate Governance – Corporate Governance Guidelines and Code of Ethics – Code of Ethics.” The information required under this Item 10 regarding the Nominating and Corporate Governance Committee and the Audit Committee is incorporated by reference to the information in the 2026 Proxy Statement under the captions “Corporate Governance – Director Refreshment, Nomination and Stockholder Recommendations,” “Corporate Governance – Board and Committee Leadership and Composition,” “Corporate Governance – Audit Committee” and “Corporate Governance – Director Independence.”  The information required under this Item 10 regarding the Company’s insider trading policies and procedures is incorporated by reference to the information in the 2026 Proxy Statement under the caption “Compensation Discussion and Analysis – Our Executive Compensation Practices, Policies & Guidelines – Insider Trading Policy and Prohibitions on Hedging, Pledging and Speculative Transactions.”
Item 11. Executive Compensation
The information required under this Item 11 is incorporated by reference to the information in the 2026 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.” The information required under this Item 11 is incorporated by reference to the information in the 2026 Proxy Statement regarding the Compensation and Talent Committee under the captions “Corporate Governance – Compensation and Talent Committee Interlocks and Insider Participation” and “Compensation and Talent Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item 12 is incorporated by reference to the information in the 2026 Proxy Statement under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this Item 13 is incorporated by reference to the information in the 2026 Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence.”
Item 14. Principal Accounting Fees and Services
The information required under this Item 14 is incorporated by reference to the information in the 2026 Proxy Statement under the caption “Audit Committee Matters – Fees of Principal Accountants.”

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
3.1
Restated Certificate of Incorporation of Assurant, Inc., effective as of May 21, 2025 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, originally filed on May 23, 2025).

3.2
Amended and Restated By-laws of Assurant, Inc., effective as of May 21, 2025 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, originally filed on May 23, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A and amendments thereto, originally filed on January 13, 2004).
4.2
Senior Debt Indenture, dated as of February 18, 2004, between Assurant, Inc. and U.S. Bank Trust Company, National Association (successor to Sun Trust Bank), as trustee (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on March 30, 2004).

4.3
Indenture, dated as of March 28, 2013, between Assurant, Inc. and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K, originally filed on March 28, 2013).

4.4
First Supplemental Indenture, dated as of February 28, 2023, between Assurant, Inc. and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 8-K, originally filed on February 28, 2023).

4.5
Subordinated Indenture, dated as of March 27, 2018, between Assurant, Inc. and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association), as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed on March 27, 2018).

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
10.8
Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of December 2, 2022 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, originally filed on February 17, 2023). *

10.9
Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of November 8, 2023 (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024). *

10.10
Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of November 18, 2024 (incorporated by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025). *

10.11
Amended and Restated Assurant Deferred Compensation Plan, effective as of January 1, 2025 (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025). *

10.12
Assurant Executive Pension Plan, amended and restated, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed on February 27, 2009). *

10.13
Amendment No. 1 to the Assurant Executive Pension Plan, effective as of January 1, 2009 (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.14
Amendment No. 2 to the Assurant Executive Pension Plan, effective as of January 1, 2010 (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, originally filed on February 23, 2012). *

10.15
Amendment No. 3 to the Assurant Executive Pension Plan, effective as of December 31, 2013 (incorporated by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, originally filed on February 19, 2014). *

10.16
Amendment No. 4 to the Assurant Executive Pension Plan, effective as of February 29, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 3, 2016). *

10.17
Amendment No. 5 to the Assurant Executive Pension Plan, as amended and restated, effective as of January 1, 2025 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025). *

10.18
Assurant Executive 401(k) Plan, amended and restated, effective as of January 1, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on April 29, 2014). *

10.19
Amendment No. 1 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of March 1, 2016 (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2017). *

10.20
Amendment No. 2 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2017 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, originally filed on February 14, 2018). *

10.21
Amendment No. 3 to the Assurant Executive 401(k) Plan, as amended and restated, effective as of January 1, 2025 (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025). *

10.22
Form of Assurant, Inc. Change in Control Agreement, effective as of November 18, 2024 (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025). *

10.23
Form of Assurant, Inc. Change in Control Agreement, effective as of November 18, 2024 (California Version) (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025). *

10.24
Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 21, 2025 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 7, 2025). *

10.25
Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards, effective as of January 18, 2023 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on May 4, 2023). *

10.26
Separation Agreement, dated as of November 14, 2023, by and between Assurant, Inc. and Richard Dziadzio (incorporated by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024). *

10.27
Third Amended and Restated Credit Agreement, effective as of June 18, 2025, among Assurant, Inc., as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on June 18, 2025).

10.28
Purchase and Sale Agreement, dated as of January 22, 2025, between American Bankers Life Assurance Company of Florida (a subsidiary of the Registrant), as seller, and GPC Miami Business Park, LLC, as buyer (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025).+

10.29
First Amendment to Purchase and Sale Agreement, effective as of April 18, 2025, between American Bankers Life Assurance Company of Florida (a subsidiary of the Company), as seller, and GPC Miami Business Park, LLC, as buyer (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 7, 2025). +

10.30
Second Amendment to Purchase and Sale Agreement, effective as of May 1, 2025, between American Bankers Life Assurance Company of Florida (a subsidiary of the Company), as seller, and GPC Miami Business Park, LLC, as buyer (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 7, 2025). +

10.31
Third Amendment to Purchase and Sale Agreement, effective as of May 5, 2025, between American Bankers Life Assurance Company of Florida (a subsidiary of the Company), as seller, and GPC Miami Business Park, LLC, as buyer (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 7, 2025). +

10.32
Fourth Amendment to Purchase and Sale Agreement, effective as of May 7, 2025, between American Bankers Life Assurance Company of Florida (a subsidiary of the Company), as seller, and GPC Miami Business Park, LLC, as buyer (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, originally filed on August 7, 2025). +†

19	Assurant, Inc. Insider Trading Policy (incorporated by reference from Exhibit 19 to the Registrant’s Annual Report on Form 10-K, originally filed on February 20, 2025).+
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Assurant, Inc. Compensation Clawback Policy, effective as of October 2, 2023 (incorporated by reference from Exhibit 97 to the Registrant’s Annual Report on Form 10-K, originally filed on February 15, 2024). *

101
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2026.

ASSURANT, INC.

By:	/s/ KEITH W. DEMMINGS
Name:	Keith W. Demmings
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 19, 2026.

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
Lynn S. Blake

*	Director
J. Braxton Carter

*	Director
Harriet Edelman

*	Director
Sari Granat

*	Director
Debra J. Perry

*	Director
Ognjen Redzic

*	Director
Paul J. Reilly

*	Director
Kevin Warren

*By:	/S/ KEITH R. MEIER
Name:	Keith R. Meier
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Assurant, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Assurant, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Claims and Benefits Payable Reserves for Global Lifestyle and Global Housing Short Duration Insurance Contracts
As described in Notes 2 and 16 to the consolidated financial statements, the Company maintains claims and benefits payable reserves for short duration insurance contracts. Reserves are established using generally accepted actuarial methods and reflect judgments about expected future claim payments. The reserve liability is based on the expected ultimate cost of settling the claims. As of December 31, 2025, the Company’s total liability for claims and benefits payable was $2.10 billion, which included $1.87 billion of liabilities for short duration contracts within the Global Lifestyle and Global Housing reporting segments. Claims and benefits payable reserves include case reserves for known claims which are unpaid as of the balance sheet date; incurred but not reported reserves for claims where the insured event has occurred but has not been reported as of the balance sheet date; and loss adjustment expense reserves for the expected handling costs of settling the claims. Factors used in the calculation of the reserves include experience derived from historical claim payments and actuarial assumptions. As described by management, the best estimate of ultimate loss and loss adjustment expense is generally selected from a blend of different actuarial methods that are applied consistently each period, considering significant assumptions including projected loss development factors and expected loss ratios.
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
February 19, 2026

We have served as the Company’s auditor since 2000.

Assurant, Inc.
Consolidated Balance Sheets
As of December 31, 2025 and 2024

	December 31,
	2025	2024
	(in millions except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $1.9 and zero at December 31, 2025 and 2024, respectively; amortized cost – $8,635.3 and $7,524.8 at December 31, 2025 and 2024, respectively)	$8,577.7	$7,175.1
Equity securities at fair value	207.1	208.5
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.7 and $6.5 at December 31, 2025 and 2024, respectively)	324.7	342.5
Short-term investments	379.5	281.6
Other investments	573.0	536.8
Total investments	10,062.0	8,544.5
Cash and cash equivalents	1,834.1	1,807.7
Premiums and accounts receivable (net of allowances for credit losses of $10.4 and $7.2 at December 31, 2025 and 2024, respectively)	1,989.4	2,054.0
Reinsurance recoverables (net of allowances for credit losses of $5.2 and $5.0 at December 31, 2025 and 2024, respectively)	6,471.3	7,579.5
Accrued investment income	135.4	130.5
Deferred acquisition costs	10,187.6	9,992.8
Property and equipment, net	841.7	768.3
Goodwill	2,646.3	2,616.0
Other intangible assets, net	522.0	535.6
Other assets (net of allowances for credit losses of $0.9 and $0.6 at December 31, 2025 and 2024, respectively)	1,087.4	991.7
Assets held for sale (Note 3)	512.4	—
Total assets	$36,289.6	$35,020.6
Liabilities
Future policy benefits and expenses	$55.7	$536.7
Unearned premiums	20,881.4	20,211.4
Claims and benefits payable	2,101.2	2,914.2
Commissions payable	640.6	559.6
Funds held under reinsurance	266.4	277.7
Accounts payable and other liabilities (including allowances for credit losses of $0.9 and $1.4 at December 31, 2025 and 2024)	3,766.3	3,331.2
Debt	2,206.9	2,083.1
Liabilities held for sale (Note 3)	499.5	—
Total liabilities	30,418.0	29,913.9
Commitments and contingencies (Note 26)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 52,089,008 and 53,129,838 shares issued and 49,792,919 and 50,833,749 shares outstanding at December 31, 2025 and 2024, respectively	0.5	0.5
Additional paid-in capital	1,711.8	1,686.8
Retained earnings	4,826.3	4,378.3
Accumulated other comprehensive loss	(544.2)	(836.1)
Treasury stock, at cost; 2,296,089 shares at December 31, 2025 and 2024	(122.8)	(122.8)
Total equity	5,871.6	5,106.7
Total liabilities and equity	$36,289.6	$35,020.6
See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
	(in millions except number of shares and per share amounts)
Revenues
Net earned premiums	$10,482.9	$9,795.8	$9,388.0
Fees and other income	1,875.9	1,638.6	1,323.2
Net investment income	527.3	518.9	489.1
Net realized losses on investments (including $6.7, $25.1 and $17.0 of impairment-related losses for the years ended December 31, 2025, 2024 and 2023, respectively) and fair value changes to equity securities	(71.8)	(75.8)	(68.7)
Total revenues	12,814.3	11,877.5	11,131.6
Benefits, losses and expenses
Policyholder benefits	2,927.8	2,766.5	2,521.8
Underwriting, selling, general and administrative expenses	8,688.1	8,076.7	7,695.1
Interest expense	109.7	107.0	108.0
Loss (gain) on extinguishment of debt (Note 18)	1.3	—	(0.1)
Total benefits, losses and expenses	11,726.9	10,950.2	10,324.8
Income before income tax expense	1,087.4	927.3	806.8
Income tax expense	214.7	167.1	164.3
Net income	$872.7	$760.2	$642.5
Earnings Per Common Share
Basic	$17.14	$14.55	$12.02
Diluted	$16.93	$14.46	$11.95
Share Data
Weighted average common shares outstanding used in basic per common share calculations	50,469,633	51,703,588	52,870,380
Plus: Dilutive securities	617,016	349,373	327,930
Weighted average common shares used in diluted per common share calculations	51,086,649	52,052,961	53,198,310

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
		(in millions)
Net income	$872.7	$760.2	$642.5
Other comprehensive income (loss):
Change in net unrealized gains on securities, net of taxes of $(60.1), $(5.4) and $(52.6) for the years ended December 31, 2025, 2024 and 2023, respectively	228.9	13.6	207.7
Change in unrealized gains on derivative transactions, net of taxes of $0.1, $1.7 and $0.3 for the years ended December 31, 2025, 2024 and 2023, respectively	(0.4)	(6.3)	(1.3)
Change in foreign currency translation, net of taxes of $(5.0), $3.5 and $(2.3) for the years ended December 31, 2025, 2024 and 2023, respectively	63.7	(63.3)	42.1
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $0.1, $4.0 and $7.2 for the years ended December 31, 2025, 2024 and 2023, respectively	(0.3)	(15.1)	(27.3)
Total other comprehensive income (loss)	291.9	(71.1)	221.2
Total comprehensive income (loss)	$1,164.6	$689.1	$863.7

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions, except per share amounts)
Balance, January 1, 2023	$0.6	$1,637.8	$3,699.3	$(986.2)	$(122.8)	$4,228.7
Stock plan exercises	—	14.9	—	—	—	14.9
Stock plan compensation expense	—	75.1	—	—	—	75.1
Common stock dividends ($2.82 per share)	—	—	(152.3)	—	—	(152.3)
Acquisition of common stock	—	(59.3)	(161.3)	—	—	(220.6)
Net income	—	—	642.5	—	—	642.5
Other comprehensive income	—	—	—	221.2	—	221.2
Balance, December 31, 2023	$0.6	$1,668.5	$4,028.2	$(765.0)	$(122.8)	$4,809.5
Stock plan exercises	—	14.8	—	—	—	14.8
Stock plan compensation expense	—	81.1	—	—	—	81.1
Common stock dividends ($2.96 per share)	—	—	(155.9)	—	—	(155.9)
Acquisition of common stock	(0.1)	(77.6)	(254.2)	—	—	(331.9)
Net income	—	—	760.2	—	—	760.2
Other comprehensive loss	—	—	—	(71.1)	—	(71.1)
Balance, December 31, 2024	$0.5	$1,686.8	$4,378.3	$(836.1)	$(122.8)	$5,106.7
Stock plan exercises	—	15.8	—	—	—	15.8
Stock plan compensation expense	—	85.7	—	—	—	85.7
Common stock dividends ($3.28 per share)	—	—	(168.4)	—	—	(168.4)
Acquisition of common stock	—	(76.5)	(256.3)	—	—	(332.8)
Net income	—	—	872.7	—	—	872.7
Other comprehensive income	—	—	—	291.9	—	291.9
Balance, December 31, 2025	$0.5	$1,711.8	$4,826.3	$(544.2)	$(122.8)	$5,871.6

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Operating activities
Net income	$872.7	$760.2	$642.5
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Deferred tax expense (benefit)	101.4	244.9	(108.5)
Depreciation and amortization	250.0	223.5	196.4
Net realized losses on investments, including impairment losses	71.8	75.8	68.7
Loss (gain) on extinguishment of debt	1.3	—	(0.1)
Restructuring costs	27.3	5.4	34.3
Loss on sale of business	10.7	8.6	—
Stock based compensation expense	85.7	81.1	75.1
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	(266.3)	1,192.2	9.4
Premiums and accounts receivable	95.7	172.8	120.6
Commissions payable	72.6	36.6	(92.6)
Reinsurance recoverable	627.6	(892.2)	345.6
Funds withheld under reinsurance	(12.7)	(112.6)	25.4
Deferred acquisition costs and value of business acquired (Note 12 and 15)	(136.5)	(26.8)	(81.9)
Taxes receivable	(4.2)	(116.5)	(92.9)
Other assets and other liabilities	11.6	(254.5)	27.4
Other	25.2	(65.8)	(31.3)
Net cash provided by operating activities	1,833.9	1,332.7	1,138.1
Investing activities
Sales of:
Fixed maturity securities available for sale	1,188.0	1,330.9	1,464.6
Equity securities	43.5	87.6	52.7
Other invested assets	60.9	91.6	90.7
Subsidiary, net of cash transferred	—	(5.0)	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	807.1	564.4	280.2
Commercial mortgage loans on real estate	71.8	40.6	20.4
Purchases of:
Fixed maturity securities available for sale	(3,082.2)	(2,286.8)	(2,146.8)
Equity securities	(32.1)	(60.9)	(3.4)
Commercial mortgage loans on real estate	(56.0)	(57.2)	(55.6)
Other invested assets	(110.1)	(101.9)	(49.3)
Property and equipment and other	(235.5)	(221.3)	(202.5)
Subsidiaries, net of cash transferred	(23.5)	(12.9)	(0.3)
Change in short-term investments	(95.7)	(27.0)	(90.8)
Other	6.0	0.1	2.4
Net cash used in investing activities	(1,457.8)	(657.8)	(637.7)
Financing activities
Issuance of debt, net of issuance costs (Note 18)	298.0	—	173.2
Repayment of debt	(176.3)	—	(225.0)
Payment of contingent liability	—	—	(2.5)
Acquisition of common stock	(303.7)	(307.4)	(193.1)
Common stock dividends paid	(168.4)	(155.9)	(152.3)
Employee stock purchases and withholdings	(13.8)	(14.2)	(4.2)
Net cash used in financing activities	(364.2)	(477.5)	(403.9)
Effect of exchange rate changes on cash and cash equivalents	14.5	(17.1)	(5.8)
Change in cash and cash equivalents	26.4	180.3	90.7
Cash and cash equivalents at beginning of period	1,807.7	1,627.4	1,536.7
Cash and cash equivalents at end of period	$1,834.1	$1,807.7	$1,627.4

See the accompanying Notes to the Consolidated Financial Statements

Assurant, Inc.
Notes to the Consolidated Financial Statements
(in millions except number of shares and per share amounts)
1. Nature of Operations
Assurant, Inc. (the “Company”) is a premier global protection company that partners with the world’s leading brands to safeguard and service connected devices, homes and automobiles. The Company leverages data-driven technology solutions to provide exceptional customer experiences. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and credit and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment protection and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AIZ.”
2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) Dollars and all amounts are in millions, except for number of shares, per share amounts and number of securities. Certain prior period amounts have been revised to reflect current period presentation.
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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts. The items affected by the use of estimates include but are not limited to, investments, reinsurance recoverables, premium and accounts receivables, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred income taxes and associated valuation allowances, goodwill, intangible assets, future policy benefits and expenses, unearned premiums, claims and benefits payable, pension and post-retirement liabilities and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates recorded. The Company believes all amounts reported are reasonable and adequate.
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
Management generally identifies highly inflationary markets as those markets whose cumulative inflation rates over a three-year period exceeds 100%, in addition to considering other qualitative and quantitative factors. Beginning July 1, 2018, as a result of the classification of Argentina’s economy as highly inflationary, the functional currency of our Argentina subsidiaries was changed from the local currency to U.S. Dollars. The subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities have been subject to remeasurement since July 1, 2018. For the years ended December 31, 2025, 2024 and 2023, the remeasurement resulted in $7.3 million, $3.0 million and $29.4 million, respectively, of net pre-tax losses which the Company classified within underwriting, selling, general and administrative expenses in the consolidated statements of operations. Based on the relative size of the subsidiaries’ operations and net assets subject to remeasurement, the Company does not anticipate the ongoing remeasurement to have a material impact on the Company’s results of operations or financial condition.
Variable Interest Entities
The Company may enter into agreements with other entities that are deemed to be variable interest entities (“VIEs”). Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (the “primary beneficiary”) as a result of having both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, the nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company only holds non-consolidated VIEs as of December 31, 2025 and 2024.

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
Restricted cash and cash equivalents, of $102.0 million and $150.8 million at December 31, 2025 and 2024, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
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
If the Company determines that it is more likely than not that the reporting unit’s fair value is less than the carrying value, or otherwise elects to perform the quantitative testing, the Company compares the estimated fair value of the reporting unit with its net book value. If the reporting unit’s estimated fair value exceeds its net book value, goodwill is deemed not to be impaired. If the reporting unit’s net book value exceeds its estimated fair value, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Refer to Note 14 for further details on goodwill impairment testing for 2025.
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
The following table provides reserve information as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
			Claims and Benefits Payable				Claims and Benefits Payable
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Non-core operations (1)	$48.4	$0.1	$0.9	$1.0	$52.5	$—	$1.2	$0.9
All other disposed or runoff businesses (2)	7.3	—	—	0.1	484.2	1.7	—	0.1
Short Duration Contracts:
Global Lifestyle	—	18,910.1	148.7	579.9	—	18,368.4	149.0	572.7
Global Housing	—	1,944.7	151.1	987.8	—	1,813.6	828.7	1,056.6
Non-core operations (1)	—	7.5	30.2	56.5	—	5.8	35.5	85.9
All other disposed or runoff businesses (2)	—	19.0	61.7	83.3	—	21.9	81.7	101.9
Total	$55.7	$20,881.4	$392.6	$1,708.6	$536.7	$20,211.4	$1,096.1	$1,818.1
(1)Includes certain businesses which the Company has fully exited or expects to fully exit, including the long-tail commercial liability businesses (sharing economy and small commercial businesses), certain legacy long-duration insurance policies and the Company’s operations in mainland China (not Hong Kong). These are included in “non-core operations”, as defined in Note 5, and recorded in the Corporate and Other segment.
(2)Includes business sold through reinsurance or other runoff business reported in the Global Lifestyle segment. As of December 31, 2025, the assets and liabilities of one of the Company’s subsidiaries, including $477.1 million of future policy benefits and expenses, have been transferred to assets and liabilities held for sale. Refer to Note 3 for more information.
Long Duration Contracts
The Company’s long duration contracts are primarily comprised of run-off blocks of long-term care and universal life policies.
The long-term care insurance contracts are fully reinsured and there is no impact to consolidated stockholders’ equity or net income as the reserves are fully reinsured. In fourth quarter 2025, these were classified as liabilities held for sale. Refer to Note 3 for more information.
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
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
Adopted Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective December 31, 2025:

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

		The Company adopted the standard prospectively as of December 31, 2025.	The amended income taxes disclosures is presented in Note 11.
Future Adoption of Accounting Pronouncements
ASUs issued but not yet adopted as of December 31, 2025, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

3. Disposition
In 2025, the Company entered into an agreement to sell a subsidiary (the “pending subsidiary sale”) that holds certain runoff businesses, including the long-term care business, and is reported in the Corporate and Other segment. The sale was subject to regulatory approval by the New York State Department of Financial Services, which was obtained in January 2026. The Company reports a business as held for sale when management has received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell, which is required to be remeasured each reporting period. If the carrying amount of the business exceeds its estimated fair value, which is based on the estimated sales price of the transaction, less costs to sell, a loss is recognized. Depreciation is not recorded on assets of a business classified as held for sale.
As of December 31, 2025, the pending subsidiary sale met the criteria for held for sale presentation as described above and, therefore, its assets and liabilities were recorded as held for sale in the consolidated balance sheet. The major classes of assets and liabilities held for sale as of December 31, 2025 included $489.4 million of reinsurance recoverables and $477.1 million of future policy benefits and expenses. As a result of the classification as held for sale, a loss of $10.7 million was recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025.
4. Allowance for Credit Losses
The total allowance for credit losses for the financial assets was $26.0 million and $20.7 million as of December 31, 2025 and 2024, respectively.
The following table presents the net increases (decreases) to the allowance for credit losses as classified in the consolidated statements of operations for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Commercial mortgage loans on real estate	$0.8	$2.5
Fixed maturity securities available for sale	1.9	—
Net realized losses on investments and fair value changes to equity securities	2.7	2.5
Underwriting, selling, general and administrative expenses	4.6	(5.6)
Net increase (decrease) in allowance for credit losses	$7.3	$(3.1)

Reinsurance Recoverables
As part of the Company’s overall risk and capacity management strategy, reinsurance is used to mitigate certain risks underwritten by various business segments. The Company is exposed to the credit risk of reinsurers, as the Company remains liable to insureds regardless of whether related reinsurance recoverables are collected. As of December 31, 2025 and 2024, reinsurance recoverables totaled $6.47 billion and $7.58 billion, respectively, the majority of which are protected from credit risk by various types of collateral or other risk mitigation mechanisms, such as trusts, letters of credit or by withholding the assets in a modified coinsurance or funds withheld arrangement.
The Company utilizes external credit ratings published by S&P Global Ratings, a division of S&P Global Inc., at the balance sheet date when determining the allowance. Where rates are not available, the Company assigns default credit ratings based on if the reinsurer is authorized or unauthorized. Of the total recoverables subject to the allowance, 97% were rated A- or better and 3% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2025; and 84% were rated A- or better, 5% were rated B- and 11% were not rated based on the Company’s analysis and assigned ratings for the year ended December 31, 2024.
The following table presents the changes in the allowance for credit losses by portfolio segment for reinsurance recoverables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2023	$3.3	$1.1	$0.4	$4.8
Current period change for credit losses	(0.1)	0.2	0.1	0.2
Balance, December 31, 2024	3.2	1.3	0.5	5.0
Current period change for credit losses	(0.6)	1.2	(0.4)	0.2
Balance, December 31, 2025	$2.6	$2.5	$0.1	$5.2
For each of the years ended December 31, 2025 and 2024, the current period change for credit losses was $0.2 million. When determining the allowance as of December 31, 2025 and 2024, the Company did not increase default probabilities by reinsurer since there had been no credit rating downgrades or major negative credit indications of the Company’s reinsurers that has impacted rating. The allowance may be increased and income reduced in future periods if there are future ratings downgrades or other measurable information supporting an increase in reinsurer default probabilities, including collateral reductions.
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
The following table presents the changes in the allowance for credit losses by portfolio segment for premium and accounts receivables for the periods indicated:

	Global Lifestyle	Global Housing	Corporate and Other	Total
Balance, December 31, 2023	$6.2	$2.4	$0.4	$9.0
Current period change for credit losses	2.3	0.6	—	2.9
Recoveries	(0.3)	(1.5)	—	(1.8)
Write-offs	(1.6)	(0.7)	(0.3)	(2.6)
Foreign currency translation	(0.3)	—	—	(0.3)
Balance, December 31, 2024	6.3	0.8	0.1	7.2
Current period change for credit losses	1.9	1.3	1.2	4.4
Recoveries	0.1	—	—	0.1
Write-offs	(0.1)	(0.7)	(0.7)	(1.5)
Foreign currency translation	0.2	—	—	0.2
Balance, December 31, 2025	$8.4	$1.4	$0.6	$10.4

For the year ended December 31, 2025, the current period change for credit losses was $4.4 million, primarily due to an increase in Global Lifestyle across various products. For the year ended December 31, 2024, the current period change for credit losses was $2.9 million. There is a risk that income may be reduced in future periods for additional credit losses.
Commercial Mortgage Loans
For the years ended December 31, 2025 and 2024, the current period change for credit losses was $0.8 million and $2.5 million, respectively. The increase in 2025 and 2024 was primarily driven by changes in certain key credit quality indicators. For the year ended December 31, 2025, the allowance for credit losses was reduced by $0.6 million for a write-off of an accrued income receivable deemed uncollectible. Refer to Notes 2 and 7 for additional information on commercial mortgage loans.
Available for Sale Securities
There was an allowance for credit losses of $1.9 million for the fixed maturity securities available for sale as of December 31, 2025. There was no allowance for credit losses as of December 31, 2024. Refer to Notes 2 and 7 for additional information on available for sale securities.
High Deductible Recoverables
For the years ended December 31, 2025 and 2024, the Company reduced its allowance for credit losses for the unsecured portion of the high deductible recoverables by $0.5 million and $6.9 million, respectively, due to the ongoing run-off of the sharing economy business. Refer to Note 2 for additional information on high deductible recoverables.
5. Segment Information
As of December 31, 2025, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses, activities of the holding company and investments in the home warranty business.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). Adjusted EBITDA, as defined below, is the primary measure used by the CODM to assess performance and allocate resources to the segments. The CODM budgets and forecasts for each segment based on Adjusted EBITDA, and then tracks and assesses performance throughout the year by comparing the actual Adjusted EBITDA to the budget and forecast for each segment. The individual operating segment’s performance is one of the considerations when determining the compensation of certain employees.
The Company defines Adjusted EBITDA, the segment measure of profitability, as net income, excluding net realized gains (losses) on investments and fair value changes to equity securities, interest expense, benefit (provision) for income taxes, depreciation expense, amortization of purchased intangible assets, as well as other highly variable or unusual items (including restructuring costs, the loss on the pending subsidiary sale and non-core operations, each as described elsewhere in this Report).
The following tables provide information about the segments’ Adjusted EBITDA.

	Years Ended December 31,
	2025	2024	2023
Global Lifestyle:
Net earned premiums, fees and other income:
Connected Living	$5,378.7	$4,807.9	$4,376.8
Global Automotive	4,203.8	4,159.4	4,184.6
Net investment income	357.5	356.6	347.5
Total revenues	9,940.0	9,323.9	8,908.9
Policyholder benefits	1,901.7	1,738.6	1,607.9
Selling and underwriting expense (1)	4,986.8	4,770.4	4,789.3
Cost of sales (2)	982.5	841.6	564.2
General expenses (3)	1,267.7	1,199.9	1,155.2
Segment Adjusted EBITDA	$801.3	$773.4	$792.3

Global Housing:
Net earned premiums, fees and other income:
Homeowners	$2,192.4	$1,958.9	$1,663.4
Renters and Other	576.4	498.1	479.5
Net investment income	141.8	127.3	109.7
Total revenues	2,910.6	2,584.3	2,252.6
Policyholder benefits	1,018.4	1,010.2	862.0
Selling and underwriting expense (1)	201.6	158.1	137.1
General expenses (4)	831.9	744.8	679.3
Segment Adjusted EBITDA	$858.7	$671.2	$574.2

Corporate:
Fees and other income	$1.7	$0.4	$0.2
Net investment income	23.9	27.2	21.4
Total revenues	25.6	27.6	21.6
Policyholder benefits	—	—	0.1
General expenses (3)	149.4	149.8	130.5
Segment Adjusted EBITDA	$(123.8)	$(122.2)	$(109.0)
(1)Consists primarily of commissions, premium taxes and amortization of deferred acquisition costs.
(2)Consists primarily of costs to acquire, and repair or refurbish mobile and other electronic devices the Company sells to third-parties.
(3)Consists primarily of licenses, fees, and general operating expenses.
(4)Consists primarily of lender-placed tracking, licenses, fees, and general operating expenses.

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Years Ended December 31,
	2025	2024	2023
Adjusted EBITDA by segment:
Global Lifestyle	$801.3	$773.4	$792.3
Global Housing	858.7	671.2	574.2
Corporate and Other	(123.8)	(122.2)	(109.0)
Reconciling items to consolidated net income:
Interest expense	(109.7)	(107.0)	(108.0)
Depreciation expense	(156.4)	(139.4)	(109.3)
Amortization of purchased intangible assets	(67.4)	(69.1)	(77.9)
Net realized losses on investments and fair value changes to equity securities	(71.8)	(75.8)	(68.7)
Non-core operations (1) (2)	(0.8)	(14.2)	(43.5)
Restructuring costs (3)	(27.3)	(5.4)	(34.3)
Loss on subsidiary held for sale (Note 3)	(10.7)	—	—
Other adjustments	(4.7)	15.8	(9.0)
Total reconciling items	(448.8)	(395.1)	(450.7)
Income before income tax expense	1,087.4	927.3	806.8
Income tax expense	214.7	167.1	164.3
Net income	$872.7	$760.2	$642.5
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
(3)Relates to strategic exit activities (outside of normal periodic restructuring and cost management activities). Refer to Note 25 for more information.
The Company principally operates in the U.S., as well as Europe, Latin America, Canada and Asia Pacific. The following table summarizes selected financial information by geographic location for the years ended or as of December 31, 2025, 2024 and 2023:

Location	Revenues	Long-lived Assets
2025
United States	$10,549.0	$759.3
Foreign countries	2,265.3	82.4
Total	$12,814.3	$841.7
2024
United States	$9,815.5	$681.1
Foreign countries	2,062.0	87.2
Total	$11,877.5	$768.3
2023
United States	$9,295.7	$654.6
Foreign countries	1,835.9	31.2
Total	$11,131.6	$685.8
Revenue is based in the country where the product was sold and the physical location of long-lived assets, which are primarily property and equipment.

The following table presents total assets by segment:

	December 31, 2025	December 31, 2024
Global Lifestyle (1)	$28,846.7	$27,468.0
Global Housing (1)	5,159.2	5,773.4
Corporate and Other (2)	2,283.7	1,779.2
Segment assets	$36,289.6	$35,020.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other includes the assets held for sale of $512.4 million as of December 31, 2025 related to the pending subsidiary sale and $46.0 million of assets related to the Miami, Florida property as of December 31, 2025 and 2024, which met held-for-sale criteria and was included in other assets. Refer to Notes 3 and 13, respectively, for more information.
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $1.64 billion, $1.41 billion and $1.16 billion for Global Lifestyle and $139.6 million, $127.8 million and $84.3 million for Global Housing for the years ended December 31, 2025, 2024 and 2023, respectively.
Global Lifestyle
In the Global Lifestyle segment, revenues from service contracts and sales of products are primarily from the Company’s Connected Living business. Through partnerships with the mobile eco-system, the Company provides administrative services related to its mobile device protection products, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
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
Contract Balances
The receivables and unearned revenue under these contracts were $187.6 million and $149.1 million, respectively, as of December 31, 2025, and $171.3 million and $153.8 million, respectively, as of December 31, 2024. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the years ended December 31, 2025 and 2024 that was included in unearned revenue as of December 31, 2024 and 2023 were $86.9 million and $45.1 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of December 31, 2025 and 2024, the Company had approximately $67.6 million and $83.4 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.
7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	December 31, 2025
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.7	$—	$1.0	$(0.8)	$62.9
States, municipalities and political subdivisions	100.0	—	1.2	(5.1)	96.1
Foreign governments	596.1	—	9.1	(11.3)	593.9
Asset-backed	850.2	—	4.6	(9.1)	845.7
Commercial mortgage-backed	431.4	—	5.3	(19.3)	417.4
Residential mortgage-backed	978.6	—	11.5	(35.4)	954.7
U.S. corporate	3,895.5	(1.9)	97.3	(113.3)	3,877.6
Foreign corporate	1,720.8	—	44.9	(36.3)	1,729.4
Total fixed maturity securities	$8,635.3	$(1.9)	$174.9	$(230.6)	$8,577.7

	December 31, 2024
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$54.5	$—	$0.1	$(3.4)	$51.2
States, municipalities and political subdivisions	128.7	—	0.6	(10.2)	119.1
Foreign governments	484.6	—	2.6	(25.1)	462.1
Asset-backed	940.3	—	6.5	(9.5)	937.3
Commercial mortgage-backed	371.8	—	1.0	(36.4)	336.4
Residential mortgage-backed	690.0	—	1.6	(50.5)	641.1
U.S. corporate	3,364.3	—	26.9	(203.8)	3,187.4
Foreign corporate	1,490.6	—	19.0	(69.1)	1,440.5
Total fixed maturity securities	$7,524.8	$—	$58.3	$(408.0)	$7,175.1
The cost or amortized cost and fair value of fixed maturity securities as of December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Cost or Amortized Cost	Fair Value
Due in one year or less	$120.4	$120.6
Due after one year through five years	1,375.8	1,392.9
Due after five years through ten years	3,551.9	3,622.1
Due after ten years	1,327.0	1,224.3
Total	6,375.1	6,359.9
Asset-backed	850.2	845.7
Commercial mortgage-backed	431.4	417.4
Residential mortgage-backed	978.6	954.7
Total	$8,635.3	$8,577.7
The following table shows the major categories of net investment income for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Fixed maturity securities	$434.8	$385.9	$335.3
Equity securities	11.9	13.2	15.2
Commercial mortgage loans on real estate	18.6	19.2	17.5
Short-term investments	18.1	18.4	12.9
Other investments	2.9	21.3	39.1
Cash and cash equivalents	58.4	77.0	85.7
Total investment income	544.7	535.0	505.7
Investment expenses	(17.4)	(16.1)	(16.6)
Net investment income	$527.3	$518.9	$489.1
Commercial loan balances totaling approximately $20.4 million were non-performing as of December 31, 2025. No material investments of the Company were non-income producing for the years ended December 31, 2024 and 2023.
The following table summarizes the proceeds from sales of available-for-sale fixed maturity securities and the gross realized gains and gross realized losses that have been recognized in the statement of operations as a result of those sales for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Fixed maturity securities:
Proceeds from sales	$1,187.7	$1,330.9	$1,464.6
Gross realized gains	$4.2	$1.3	$5.6
Gross realized losses	(75.1)	(72.4)	(49.3)
Net realized (losses) gains on investments from sales of fixed maturity securities	$(70.9)	$(71.1)	$(43.7)
For securities sold at a loss during the year ended December 31, 2025, the average period of time these securities were trading continuously at a price below book value was approximately 31 months.
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the statement of operations for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Net realized (losses) gains on investments and fair value changes to equity securities related to sales and other:
Fixed maturity securities	$(70.7)	$(71.0)	$(43.3)
Equity securities (1)	5.9	19.5	(7.2)
Commercial mortgage loans on real estate (2)	(0.8)	(2.5)	(2.2)
Other investments	0.5	3.3	1.0
Total net realized (losses) gains on investments and fair value changes to equity securities related to sales and other	(65.1)	(50.7)	(51.7)
Net realized losses related to impairments:
Fixed maturity securities (3)	(2.0)	(1.3)	(4.1)
Other investments (1)	(4.7)	(23.8)	(12.9)
Total net realized losses related to impairments	(6.7)	(25.1)	(17.0)
Total net realized (losses) gains on investments and fair value changes to equity securities	$(71.8)	$(75.8)	$(68.7)
(1)Upward adjustments of $4.8 million, $6.8 million and $0.6 million and impairments of $4.7 million, $23.8 million, and $12.9 million were realized on equity investments accounted for under the measurement alternative for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Realized losses related to CECL reserves. Refer to Note 4 for additional information.
(3)Includes credit losses of $1.9 million on fixed maturity securities available for sale for the year ended December 31, 2025. Refer to Note 4 for additional information.

The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Net gains (losses) recognized on equity securities	$5.9	$19.5	$(7.2)
Less: Net realized gains (losses) related to sales of equity securities	(13.9)	5.7	(6.6)
Total fair value changes to equity securities held	$19.8	$13.8	$(0.6)
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	December 31, 2025	December 31, 2024
Initial cost	$82.5	$74.8
Cumulative upward adjustments	55.6	57.9
Cumulative downward adjustments (including impairments)	(22.8)	(24.4)
Carrying value	$115.3	$108.3
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities, as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$12.5	$—	$9.8	$(0.8)	$22.3	$(0.8)
States, municipalities and political subdivisions	4.1	(0.2)	53.0	(4.9)	57.1	(5.1)
Foreign governments	93.8	(1.6)	163.8	(9.7)	257.6	(11.3)
Asset-backed	364.0	(2.9)	72.8	(6.2)	436.8	(9.1)
Commercial mortgage-backed	35.7	(0.8)	131.5	(18.5)	167.2	(19.3)
Residential mortgage-backed	72.9	(1.1)	182.1	(34.3)	255.0	(35.4)
U.S. corporate	374.6	(8.7)	562.8	(104.6)	937.4	(113.3)
Foreign corporate	176.3	(2.8)	220.5	(33.5)	396.8	(36.3)
Total fixed maturity securities	$1,133.9	$(18.1)	$1,396.3	$(212.5)	$2,530.2	$(230.6)

	December 31, 2024
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$25.8	$(0.6)	$21.4	$(2.8)	$47.2	$(3.4)
States, municipalities and political subdivisions	20.4	(1.5)	66.1	(8.7)	86.5	(10.2)
Foreign governments	164.8	(10.9)	171.3	(14.2)	336.1	(25.1)
Asset-backed	59.0	(3.5)	87.6	(6.0)	146.6	(9.5)
Commercial mortgage-backed	65.7	(1.3)	195.8	(35.1)	261.5	(36.4)
Residential mortgage-backed	223.4	(4.8)	209.7	(45.7)	433.1	(50.5)
U.S. corporate	1,083.8	(29.9)	954.3	(173.9)	2,038.1	(203.8)
Foreign corporate	368.1	(9.9)	431.4	(59.2)	799.5	(69.1)
Total fixed maturity securities	$2,011.0	$(62.4)	$2,137.6	$(345.6)	$4,148.6	$(408.0)
Total gross unrealized losses represented approximately 9% and 10% of the aggregate fair value of the related securities as of December 31, 2025 and 2024, respectively. Approximately 8% and 15% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of December 31, 2025 and 2024, respectively. The total gross unrealized losses are comprised of 1,827 and 2,712 individual securities as of December 31, 2025 and 2024, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of December 31, 2025 and December 31, 2024 were related to non-credit factors and therefore, did not recognize credit-related losses during the year ended December 31, 2025. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.

The cost or amortized cost and fair value of available-for-sale fixed maturity securities in an unrealized loss position as of December 31, 2025, by contractual maturity, is shown below:

	December 31, 2025
	Cost or Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$45.3	$44.9
Due after one year through five years	306.5	292.6
Due after five years through ten years	691.6	663.3
Due after ten years	796.5	670.4
Total	1,839.9	1,671.2
Asset-backed	445.9	436.8
Commercial mortgage-backed	186.4	167.1
Residential mortgage-backed	290.5	255.1
Total	$2,762.7	$2,530.2
 The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of December 31, 2025, approximately 35% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $5.0 million as of December 31, 2025 and from less than $0.1 million to $5.0 million as of December 31, 2024.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding allowance for credit losses, by origination year for certain key credit quality indicators at December 31, 2025 and 2024, respectively.

	December 31, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$50.4	$48.5	$27.4	$25.7	$32.2	$44.4	$228.6	69.0%
71% to 80%	—	5.0	11.0	7.5	16.0	5.7	45.2	13.6%
81% to 95%	2.3	1.0	2.4	10.5	12.0	—	28.2	8.5%
Greater than 95%	—	—	3.8	14.9	10.7	—	29.4	8.9%
Total	$52.7	$54.5	$44.6	$58.6	$70.9	$50.1	$331.4	100.0%

	December 31, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Debt service coverage ratios (2):
Greater than 2.0	$6.8	$4.5	$0.5	$12.9	$8.6	$35.2	$68.5	20.7%
1.5 to 2.0	13.2	19.5	13.7	9.2	19.3	9.1	84.0	25.3%
1.0 to 1.5	32.7	27.8	15.5	11.1	23.3	2.6	113.0	34.1%
Less than 1.0	—	2.7	14.9	25.4	19.7	3.2	65.9	19.9%
Total	$52.7	$54.5	$44.6	$58.6	$70.9	$50.1	$331.4	100.0%

(1)LTV ratio derived from current loan balance divided by the fair value of the property.
(2)DSC ratio calculated using most recent reported operating income results from property operators divided by annual debt service.

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
(2)DSC ratio calculated using most recent reported operating income results from property operators divided by annual debt service.
As of December 31, 2025, the Company had mortgage loan commitments outstanding of approximately $7.8 million.
The Company had short-term investments and fixed maturity securities of $711.4 million and $636.1 million as of December 31, 2025 and 2024, respectively, on deposit with various governmental authorities as required by law.
8. Variable Interest Entities
In the normal course of business, the Company is involved with various types of investment entities that may be considered VIEs. The Company evaluates its involvement with each entity to determine whether consolidation is required. The Company’s maximum risk of loss is limited to the carrying value and unfunded commitments of its investments in the VIEs. There were no consolidated VIEs as of December 31, 2025 and 2024.
Non-Consolidated VIEs
Real Estate Joint Venture and Other Partnerships
The Company invests in real estate joint ventures and limited partnerships, as well as closed ended real estate funds. These investments are generally accounted for under the equity method as the primary beneficiary criteria is not met; however, the Company is able to exert significant influence over the investees operating and financial policies. These investments are included in the consolidated balance sheets in other investments. As of December 31, 2025 and 2024, the Company’s maximum exposure to loss is its recorded carrying value of $327.2 million and $281.2 million, respectively. The Company’s unfunded commitments were $252.4 million as of December 31, 2025.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024. The amounts presented below for short-term investments, other investments, cash equivalents, other assets, assets held in and liabilities related to separate accounts and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the AIP, the ASIC plan, and the ADC, the Retiree Medical Pension 401(h) plan, and other derivatives. Other liabilities are comprised of investments in the AIP and contingent considerations. The fair value amount and the majority of the associated levels presented for other investments and assets and liabilities held in separate accounts are received directly from third parties.

	December 31, 2025
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.9	$—		$62.9		$—
States, municipalities and political subdivisions	96.1	—		96.1		—
Foreign governments	593.9	—		593.9		—
Asset-backed	845.7	—		715.9		129.8
Commercial mortgage-backed	417.4	—		417.4		—
Residential mortgage-backed	954.7	—		954.7		—
U.S. corporate	3,877.6	—		3,812.0		65.6
Foreign corporate	1,729.4	—		1,721.5		7.9
Equity securities:
Mutual funds	37.3	16.1		—		21.2
Common stocks	2.0	2.0		—		—
Non-redeemable preferred stocks	167.8	—		167.5		0.3
Short-term investments	336.3	329.0	(2)	7.3	(3)	—
Other investments	72.2	72.2	(1)	—		—
Cash equivalents	1,349.3	1,335.5	(2)	13.8	(3)	—
Other assets	6.4	—		—		6.4	(4)
Total financial assets	$10,549.0	$1,754.8		$8,563.0		$231.2

Financial Liabilities
Other liabilities	$85.0	$62.7	(1)	$—		$22.3	(5)
Total financial liabilities	$85.0	$62.7		$—		$22.3

	December 31, 2024
Financial Assets	Total	Level 1		Level 2		Level 3
Fixed maturity securities:
U.S. government and government agencies and authorities	$51.2	$—		$51.2		$—
States, municipalities and political subdivisions	119.1	—		119.1		—
Foreign governments	462.1	—		462.1		—
Asset-backed	937.3	—		823.7		113.6
Commercial mortgage-backed	336.4	—		336.4		—
Residential mortgage-backed	641.1	—		641.1		—
U.S. corporate	3,187.4	—		3,139.9		47.5
Foreign corporate	1,440.5	—		1,432.5		8.0
Equity securities:
Mutual funds	28.8	13.6		—		15.2
Common stocks	3.5	3.5		—		—
Non-redeemable preferred stocks	176.2	—		176.2		—
Short-term investments	237.1	230.1	(2)	7.0	(3)	—
Other investments	66.1	66.0	(1)	—		0.1
Cash equivalents	1,325.6	1,312.0	(2)	13.6	(3)	—
Other assets	6.3	—		—		6.3	(4)
Assets held in separate accounts	11.3	8.7	(1)	2.6	(3)	—
Total financial assets	$9,030.0	$1,633.9		$7,205.4		$190.7

Financial Liabilities
Other liabilities	$66.0	$66.0	(1)	$—		$—
Liabilities related to separate accounts	11.3	8.7	(1)	2.6	(3)	—
Total financial liabilities	$77.3	$74.7		$2.6		$—
(1)Primarily includes mutual funds and related obligations.
(2)Primarily includes money market funds.
(3)Primarily includes fixed maturity securities and related obligations.
(4)Primarily includes derivatives.
(5)Includes contingent consideration liabilities.

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial assets and liabilities carried at fair value for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Balance, beginning of period	Total gains (losses) (realized/unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$113.6	$1.1	$2.2	$28.3	$(21.6)	$11.2	$(5.0)	$129.8
U.S. corporate	47.5	0.4	(2.0)	34.5	(11.0)	3.4	(7.2)	65.6
Foreign corporate	8.0	—	0.1	2.0	(0.1)	—	(2.1)	7.9
Equity Securities
Mutual funds	15.2	1.0	—	5.0	—	—	—	21.2
Non-redeemable preferred stocks	—	—	—	0.3	—	—	—	0.3
Other investments	0.1	(0.1)	—	—	—	—	—	—
Other assets	6.3	—	0.1	—	—	—	—	6.4
Financial Liabilities
Other liabilities	—	(0.5)	—	—	(21.8)	—	—	(22.3)
Total level 3 assets and liabilities	$190.7	$1.9	$0.4	$70.1	$(54.5)	$14.6	$(14.3)	$208.9

	Year Ended December 31, 2024
	Balance, beginning of period	Total gains (losses) (realized/unrealized) included in earnings (1)	Net unrealized gains (losses) included in other comprehensive income (2)	Purchases	Sales	Transfers in (3)	Transfers out (3)	Balance, end of period
Financial Assets
Fixed Maturity Securities
Asset-backed	$82.8	$0.5	$2.9	$25.7	$(3.4)	$8.0	$(2.9)	$113.6
U.S. corporate	35.6	(0.1)	0.1	34.6	(10.2)	2.9	(15.4)	47.5
Foreign corporate	7.1	—	0.1	3.0	(2.2)	—	—	8.0
Equity Securities
Mutual funds	—	0.2	—	15.0	—	—	—	15.2
Non-redeemable preferred stocks	—	—	—	—	—	—	—	—
Other investments	0.1	—	—	—	—	—	—	0.1
Other assets	15.8	—	(9.5)	—	—	—	—	6.3
Total level 3 assets and liabilities	$141.4	$0.6	$(6.4)	$78.3	$(15.8)	$10.9	$(18.3)	$190.7
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
Level 1 Securities
The Company’s investments and liabilities classified as Level 1 as of December 31, 2025 and 2024 consisted of mutual funds and related obligations, money market funds and common stocks that are publicly listed and/or actively traded in an established market.
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

Level 3 Securities
The Company’s investments classified as Level 3 as of December 31, 2025 and 2024 consisted of $224.8 million and $184.3 million of fixed maturity and equity securities. All of the Level 3 fixed maturity and equities securities are priced using non-binding third-party quotes, for which the underlying quantitative inputs are not developed by the Company and are not readily available or observable.
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
The fair value of the contingent consideration is estimated using a discounted cash flow model. Inputs may include future business performance, earn out caps and applicable discount rates.
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
Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets as of December 31, 2025 or 2024.
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
In 2025 and 2024, as a result of third-party market observable transactions that were of the same issuer and determined to be similar, the Company marked certain of its equity investments accounted for under the measurement alternative to fair value. The carrying value of investments under the measurement alternative marked to fair value on a non-recurring basis as of December 31, 2025 and 2024 was $9.6 million and $26.6 million, respectively. Given the significant unobservable inputs involved in valuation of these investments, they are classified in Level 3 of the fair value hierarchy. Generally, these valuations utilize the market approach, or an option pricing model backsolve method, which is a valuation approach that can be used to determine the value of common shares for companies with complex capital structures in which there have not been any recent transactions involving common shares. Inputs include capitalization tables, investment past and future performance projections, time to exit, discount rate and volatility based upon an appropriate industry group. For the year ended December 31, 2025, the Company recorded fair value increases of $4.8 million related to three market observable transactions. For the year ended December 31, 2024, the Company recorded fair value increases of $8.7 million related to five market observable transactions.
In 2025 and 2024, as a result of a qualitative analysis indicating an impairment existed, the Company performed a quantitative analysis utilizing a probability weighted scenario model and determined certain investments were impaired. Model inputs include capitalization tables, investment past and future company performance projections, and discount rate. Based upon model outputs, impairments of $4.7 million and $23.8 million were recorded for the years ended December 31, 2025 and 2024, respectively.
Refer to Note 14 for the results of the 2025 goodwill impairment testing.
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

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$324.7	$323.1	$—	$—	$323.1
Other investments	12.4	12.4	1.1	—	11.3
Other assets	31.3	31.3	—	—	31.3
Total financial assets	$368.4	$366.8	$1.1	$—	$365.7

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$1.8	$1.8	$—	$—	$1.8
Funds held under reinsurance	266.4	266.4	266.4	—	—
Debt	2,206.9	2,164.5	—	2,164.5	—
Total financial liabilities	$2,475.1	$2,432.7	$266.4	$2,164.5	$1.8

	December 31, 2024
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$342.5	$333.3	$—	$—	$333.3
Other investments	23.2	23.2	1.3	—	21.9
Other assets	26.3	26.3	—	—	26.3
Total financial assets	$392.0	$382.8	$1.3	$—	$381.5

Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$6.5	$6.9	$—	$—	$6.9
Funds held under reinsurance	277.7	277.7	277.7	—	—
Debt	2,083.1	1,998.1	—	1,998.1	—
Total financial liabilities	$2,367.3	$2,282.7	$277.7	$1,998.1	$6.9
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
10. Premiums and Accounts Receivable
Receivables are reported net of an allowance for uncollectible amounts. A summary of such receivables is as follows as of the dates indicated:

	December 31,
	2025	2024
Insurance premiums receivable	$1,922.7	$1,974.4
Other receivables	77.1	86.8
Allowance for credit losses	(10.4)	(7.2)
Total	$1,989.4	$2,054.0

11. Income Taxes
The components of income tax expense (benefit) were as follows for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Pre-tax income:
Domestic	$1,001.6	$819.2	$700.9
Foreign	85.8	108.1	105.9
Total pre-tax income	$1,087.4	$927.3	$806.8

	Years Ended December 31,
	2025	2024	2023
Current expense (benefit):
Federal and state	$74.7	$(124.3)	$220.9
Foreign	38.6	46.5	51.9
Total current expense (benefit)	113.3	(77.8)	272.8
Deferred expense (benefit):
Federal and state	112.1	262.3	(80.4)
Foreign	(10.7)	(17.4)	(28.1)
Total deferred expense (benefit)	101.4	244.9	(108.5)
Total income tax expense (benefit)	$214.7	$167.1	$164.3
The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.
A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the year ended December 31, 2025, reflecting the adoption of ASU 2023-09:

	Years Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory income tax rate:	$228.4	21.0%

Domestic federal:
Effect of cross-border tax laws
Foreign-derived intangible income	(15.5)	(1.4)
Tax credits
Renewable energy tax credits (1)	(12.5)	(1.1)
Other	(7.1)	(0.7)
Change in valuation allowance	—	—
Nontaxable and nondeductible items, net	6.8	0.6
Changes in unrecognized tax benefits	1.0	0.1
Other	(7.6)	(0.7)
Domestic state and local income tax, net of federal income tax effect (2)	12.1	1.1
Foreign tax effects (3)	9.1	0.8
Effective income tax rate	$214.7	19.7%
(1)Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during 2025 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the years ended December 31, 2025. Amounts owed to counterparties for the purchased credits are recorded within accounts payable and accrued expenses within the consolidated balance sheets.
(2)In 2025, state and local income taxes in Florida comprised the majority of the domestic state and local income tax, net of federal income tax effect.
(3)Results for 2025 primarily include the impact of foreign earnings taxed at different rates.

The reconciliation of the federal income tax rate to the Company’s effective income tax rate follows for the years ended December 31, 2024 and 2023 (prior to the adoption of ASU 2023-09):

	Years Ended December 31,
	2024	2023
Federal income tax rate:	21.0%	21.0%
Reconciling items:
Non-taxable investment income	(0.1)	(0.2)
Foreign earnings (1)	0.1	0.2
Non-deductible compensation	0.6	0.6
Change in liability for prior year tax (2)	(1.2)	(0.8)
Change in valuation allowance	(0.6)	(0.6)
Transferable federal tax credits (3)	(1.3)	—
Other	(0.5)	0.2
Effective income tax rate:	18.0%	20.4%
(1)Results for 2024 and 2023 primarily include the impact of foreign earnings taxed at different rates.
(2)The change in liability for prior year tax in 2024 was primarily related to additional transferable federal tax credits taken on the 2023 income tax return.
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

Income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
U.S. Federal	$211.4	$75.7	$190.0
U.S. States	8.8	3.6	0.1
Foreign (1)	51.4	47.3	42.8
Income taxes paid (refunds received)	$271.6	$126.6	$232.9
(1)Foreign income taxes paid (net of refunds received) for the year ended December 31, 2025 is made up of the following jurisdictions:

Year Ended December 31, 2025
Mexico	$19.8
Brazil	14.8
Other	16.8
Total Foreign	$51.4
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$(17.3)	$(17.0)	$(18.5)
Additions based on tax positions related to the current year	(1.2)	(0.9)	(0.9)
Additions for tax positions of prior years	(0.9)	(2.1)	(0.5)
Reductions for tax positions of prior years	0.6	2.7	2.9
Balance at end of year	$(18.8)	$(17.3)	$(17.0)
Total unrecognized tax benefits of $22.8 million, $20.4 million and $19.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, which includes interest and penalties, would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in accounts payable and other liabilities on the consolidated balance sheets.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the years ended December 31, 2025, 2024, and 2023, the Company recognized approximately $0.6 million, $1.2 million and $0.4 million, respectively, of interest expense related to income tax matters. The Company had $4.6 million, $4.0 million and $2.8 million of interest accrued as of December 31, 2025, 2024 and 2023, respectively. The Company had $0.2 million of penalties accrued as of December 31, 2025, $0.1 million as of December 31, 2024 and none as of December 31, 2023.
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
The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows as of the dates indicated:

	December 31,
	2025	2024
Deferred Tax Assets
Policyholder and separate account reserves	$580.9	$506.4
Net operating loss carryforwards	36.2	37.1
Net unrealized appreciation on securities	14.9	79.8
Credit carryforwards	13.1	30.6
Employee and post-retirement benefits	7.0	9.1
Compensation related	43.8	44.2
Capital loss carryforwards	26.7	19.1
Investments, net	20.9	11.5
Other	113.2	84.3
Total deferred tax assets	856.7	822.1
Less valuation allowance	(20.0)	(16.7)
Deferred tax assets, net of valuation allowance	836.7	805.4
Deferred Tax Liabilities
Deferred acquisition costs	(1,094.2)	(1,077.7)
Intangible assets	(94.0)	(94.3)
Total deferred tax liabilities	(1,188.2)	(1,172.0)
Net deferred income tax liabilities	$(351.5)	$(366.6)
A cumulative valuation allowance of $20.0 million existed as of December 31, 2025 and $16.7 million as of December 31, 2024 based on management’s assessment that it is more likely than not that certain deferred tax assets attributable to international subsidiaries will not be realized.
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

The net operating loss carryforwards by jurisdiction are as follows as of the dates indicated:

	December 31,
	2025	2024
Federal net operating loss carryforwards	$—	$—
Foreign net operating loss carryforwards (1)	$143.5	$146.6
(1)Of the $143.5 million as of December 31, 2025, $23.2 million expires between 2026 and 2045, and $120.3 million has an unlimited carryforward.
12. Deferred Acquisition Costs
Information about deferred acquisition costs is as follows as of the dates indicated:

	December 31,
	2025	2024	2023
Beginning balance	$9,992.8	$9,967.2	$9,677.1
Costs deferred	4,292.8	3,991.2	4,409.8
Amortization	(4,098.0)	(3,965.6)	(4,119.7)
Ending balance	$10,187.6	$9,992.8	$9,967.2
13. Property and Equipment
Property and equipment consisted of the following as of the dates indicated:

	December 31,
	2025	2024
Land	$4.9	$6.2
Buildings and improvements	172.8	166.3
Furniture, fixtures and equipment	167.3	117.6
Software	1,145.7	979.0
Total	1,490.7	1,269.1
Less accumulated depreciation	(649.0)	(500.8)
Total	$841.7	$768.3
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $156.4 million, $139.4 million and $109.3 million, respectively, including a writedown of $5.3 million for the year ended December 31, 2025 for assets associated with property located in Springfield, Ohio which the Company started marketing for sale in 2025. Depreciation expense is included in underwriting, selling, general and administrative expenses in the consolidated statements of operations.
The assets of the Miami, Florida office met held-for-sale criteria in second quarter 2023 and were reclassified from property and equipment, net, to other assets in the consolidated balance sheet. The Company has ceased depreciation of these assets which are recorded at carrying value of $46.0 million as of December 31, 2025 and 2024, which is less than the estimated fair value less estimated costs to sell. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million, subject to certain adjustments and to the buyer receiving the requisite development approvals. There can be no assurance that the transaction will be consummated.
During the year ended December 31, 2025, the Company recorded a $1.8 million loss on the sale of a property that previously served as an operations center located in Florence, South Carolina.
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
Quantitative Impairment Testing
For the annual October 1, 2025 goodwill impairment test, the Company performed quantitative tests for all reporting units with goodwill (Connected Living, Global Automotive and Global Housing), consistent with its standard practice following a qualitative test in the prior year. The following describes the various valuation methodologies used in the quantitative test which were weighted using our judgment as to which were the most representative in determining the estimated fair value of the reporting units.
A Dividend Discount Method (“Income Approach”) was used to value each of the reporting units based upon the present value of expected cash flows available for distribution over future periods. In the Income Approach valuation method, the present values of cash flows reasonably expected to be produced by the reporting units from its operations were summed to produce an estimate of the reporting unit’s businesses equity value on a marketable-control basis. Cash flows were estimated for a discrete projection period based on detailed assumptions, and a terminal value was calculated to reflect the value attributable to cash flows beyond the discrete period. Cash flows and the terminal value were then discounted using each reporting unit’s estimated cost of capital. The estimated fair value of each reporting unit represented the sum of the discounted cash flows and terminal value.
A Guideline Company Method (“Market Approach”), in which we identified a group of peer companies, including the Company, that have similar operations to the reporting unit, was used; however, direct peer comparisons for the reporting units were limited given the diversity of the products and services within the businesses. The Market Approach valuation method employs market multiples derived from market prices of stocks of companies that are engaged in the same or similar businesses as each reporting unit and that are actively traded on a free open market.
While the Income Approach and Market Approach valuation methodologies were considered in assessing fair value, the Income Approach was weighted more heavily since management believes that expected cash flows are the most important factor in the valuation of a business enterprise, and also considering the lack of directly-comparable peer companies. Based on the quantitative assessment performed as of October 1, 2025, the Company concluded that the estimated fair values of the Connected Living, Global Automotive and Global Housing reporting units exceeded their respective book values and therefore determined that the assigned goodwill was not impaired.
A roll forward of goodwill by reportable segment is provided below as of and for the years indicated:

	Global Lifestyle (1)	Global Housing	Corporate and Other		Consolidated
Balance at December 31, 2023 (2)	$2,292.1	$316.7	$—		$2,608.8
Acquisitions	11.4	—	—		11.4
Foreign currency translation and other	(4.2)	—	—		(4.2)
Balance at December 31, 2024 (2)	2,299.3	316.7	—		2,616.0
Transfers		—	—	—	—
Acquisitions	18.3	—	—		18.3
Impairments	—	—	—		—
Foreign currency translation and other	12.0	—	—		12.0
Balance at December 31, 2025 (2)	$2,329.6	$316.7	$—		$2,646.3
(1)As of December 31, 2025, $807.7 million and $1,521.9 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively. As of December 31, 2024, $793.6 million and $1,505.7 million of goodwill was assigned to the Connected Living and Global Automotive reporting units, respectively.
(2)Consolidated goodwill reflects $1,413.7 million of accumulated impairment losses at December 31, 2025, 2024 and 2023.

15. VOBA and Other Intangible Assets
VOBA
Information about VOBA, which is included in other assets in the consolidated balance sheets, is as follows for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$8.0	$83.9	$262.8
Amortization, net of interest accrued	(3.6)	(75.9)	(179.2)
Foreign currency translation and other	(0.1)	—	0.3
Ending balance	$4.3	$8.0	$83.9
As of December 31, 2025, the outstanding VOBA balance is primarily related to the 2018 acquisition of TWG within the Global Lifestyle segment.
As of December 31, 2025, the estimated amortization of VOBA will be recognized through 2029 as follows:

Year	Amount
2026	$1.7
2027	1.4
2028	0.8
2029	0.4
Total	$4.3
Other Intangible Assets
Information about other intangible assets is as follows as of the dates indicated:

	As of December 31,
	2025			2024
	Carrying Value	Accumulated Amortization	Net Other Intangible Assets	Carrying Value	Accumulated Amortization	Net Other Intangible Assets
Purchased intangible assets	$915.2	$(563.5)	$351.7	$901.1	$(515.6)	$385.5
Operating intangible assets	304.5	(145.9)	158.6	239.2	(100.8)	138.4
Total finite-lived intangible assets	1,219.7	(709.4)	510.3	1,140.3	(616.4)	523.9
Total indefinite-lived intangible assets	11.7	—	11.7	11.7	—	11.7
Total other intangible assets	$1,231.4	$(709.4)	$522.0	$1,152.0	$(616.4)	$535.6
Purchased intangible assets primarily consist of contract based and customer related intangibles related to acquisitions over the past few years. Operating intangible assets primarily consist of customer related intangibles. These intangible assets are amortized over their useful lives.
Amortization of other intangible assets is as follows as of the dates indicated:

	Years Ended December 31,
	2025	2024	2023
Purchased intangible assets	$67.4	$69.1	$77.9
Operating intangible assets	41.5	28.8	20.2
Total	$108.9	$97.9	$98.1

The estimated amortization of other intangible assets with finite lives for the next five years and thereafter is as follows:

Year	Purchased Intangible Assets	Operating Intangible Assets	Total
2026	$70.8	$36.2	$107.0
2027	55.0	31.4	86.4
2028	49.5	25.7	75.2
2029	42.7	18.1	60.8
2030	40.8	15.5	56.3
Thereafter	92.9	31.7	124.6
Total other intangible assets with finite lives	$351.7	$158.6	$510.3
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
Total IBNR reserves are determined by subtracting case basis incurred losses from the ultimate loss and loss adjustment expense estimates. Ultimate loss and loss adjustment expenses are estimated utilizing generally accepted actuarial loss reserving methods. The reserving methods employed by the Company include the Chain Ladder, Munich Chain Ladder and Bornhuetter-Ferguson methods. Reportable catastrophe losses are analyzed and reserved for separately using a frequency and severity approach. The methods involve aggregating paid and case-incurred loss data by accident period and accident age for each product grouping. As the data ages, loss development factors are calculated that measure emerging claim development patterns between reporting periods. By selecting loss development factors indicative of remaining development, known losses are projected to an ultimate incurred basis for each accident period. The underlying premise of the Chain Ladder method is that future claims development is best estimated using past claims development, whereas the Bornhuetter-Ferguson method employs a combination of past claims development and an estimate of ultimate losses based on an expected loss ratio. The Munich Chain Ladder method takes into account the correlations between paid and incurred development in projecting future development factors and is typically more applicable to products experiencing greater variability in incurred to paid ratios.
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
Long Duration Contracts
The following table presents the balances and changes in the long-term care future policy benefits and expenses reserve:

	Years Ended December 31,
	2025	2024	2023
Present value of expected net premiums
Balance, beginning of period	$36.4	$36.4	$34.2
Beginning balance at original discount rate	34.0	36.5	33.4
Effect of changes in cash flow assumptions (1)	—	(1.0)	1.5
Effect of actual variances from expected experience	—	0.9	3.5
Adjusted beginning of period balance	34.0	36.4	38.4
Experience variance (2)	1.5	0.1	—
Interest accrual	2.4	3.4	2.8
Net premiums collected	(4.2)	(5.9)	(4.7)
Ending balance at original discount rate	33.7	34.0	36.5
Effect of changes in discount rate assumptions	1.7	2.4	(0.1)
Transfer to liabilities held for sale (Note 3)	(35.4)	—	—
Balance, end of period	$—	$36.4	$36.4

Present value of expected future policy benefits
Balance, beginning of period	$506.4	$450.6	$462.4
Beginning balance at original discount rate	452.9	453.0	444.4
Effect of actual variances from expected experience	—	1.5	4.4
Adjusted beginning of period balance	452.9	454.5	448.8
Experience variance (2)	(6.1)	(1.3)	1.0
Interest accrual	19.4	26.2	19.5
Benefit payments	(22.6)	(26.5)	(16.3)
Ending balance at original discount rate	443.6	452.9	453.0
Effect of changes in discount rate assumptions	38.7	53.5	(2.4)
Transfer to liabilities held for sale (Note 3)	(482.3)	—	—
Balance, end of period	$—	$506.4	$450.6

Net future policy benefits and expenses	$—	$470.0	$414.2
Related reinsurance recoverable	—	470.0	414.2
Net future policy benefits and expenses, after reinsurance recoverable	$—	$—	$—

Weighted-average liability duration of the future policy benefits and expenses (in years)	0.0	11.4	12.0
(1)The increase for the year ending December 31, 2023 was primarily due to historical experience reflecting a decreasing trend in lapse and mortality rates on the long-term care insurance products.

(2)Experience variance includes adverse development resulting from the allocation of the premium deficiency reserve to the cohort level for issue years where net premiums exceed gross premiums.
As shown above, the long-term care future policy benefits and expenses reserve have been transferred to liabilities held for sale. The following long duration disclosures are included for the comparative prior periods. Refer to Note 3 for more information on the pending subsidiary sale.
The following table presents a reconciliation of the long-term care net future policy benefits and expenses to the future policy benefits and expenses reserve in the consolidated balance sheet:

December 31, 2024
Long-term care	$470.0
Other	66.7
Total	$536.7
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for the long-term care insurance contracts:

December 31, 2024
Expected future benefits payments	$804.4
Expected future gross premiums	$61.9
The following table presents the amount of long-term care revenue and interest recognized in the consolidated statements of operations:

	Years Ended December 31,
	2024	2023
Gross premiums	$1.4	$1.5
Interest expense (original discount rate)	$5.7	$5.6
The following table presents the weighted-average interest rate for long-term care insurance contracts:

December 31, 2024
Interest expense (original discount rate)	5.95%
Current discount rate	4.63%
Reserve Roll Forward
The following table provides a roll forward of the Company’s beginning and ending claims and benefits payable balances. Claims and benefits payable is the liability for unpaid loss and loss adjustment expenses and are comprised of case and IBNR reserves. These balances do not include the recoverable amounts related to certain high deductible policies in the sharing economy business, included in the non-core operations, for which the Company is responsible for paying the entirety of the claim and is subsequently reimbursed by the insured for the deductible portion of the claim. As of December 31, 2025, the Company had exposure of $86.8 million of reserves below the deductible that it would be responsible for if the clients were to default on their contractual obligation to pay the deductible. Refer to Note 4 for more information on the evaluation of the credit risk exposure from these recoverables.
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

	Years Ended December 31,
	2025	2024	2023
Claims and benefits payable, at beginning of year	$2,914.2	$1,989.2	$2,210.0
Less: Reinsurance ceded and other	(1,669.8)	(886.6)	(1,228.8)
Net claims and benefits payable, at beginning of year	1,244.4	1,102.6	981.2
Incurred losses and loss adjustment expenses related to:
Current year	3,070.6	2,893.8	2,548.4
Prior years	(142.8)	(127.3)	(26.6)
Total incurred losses and loss adjustment expenses	2,927.8	2,766.5	2,521.8
Paid losses and loss adjustment expenses related to:
Current year	2,272.1	2,021.8	1,802.3
Prior years	697.8	602.9	598.1
Total paid losses and loss adjustment expenses	2,969.9	2,624.7	2,400.4
Net claims and benefits payable, at end of year	1,202.3	1,244.4	1,102.6
Plus: Reinsurance ceded and other (1)	898.9	1,669.8	886.6
Claims and benefits payable, at end of year (1)	$2,101.2	$2,914.2	$1,989.2
(1)Includes reinsurance recoverables and claims and benefits payable of $202.2 million, $911.7 million and $123.6 million as of December 31, 2025, 2024 and 2023, respectively, which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
A comparison of net (favorable) unfavorable prior year development is shown below across the Company’s current and former segments and businesses.

	Prior Year Incurred Loss Development for the Years Ending December 31,
	2025	2024	2023
Global Lifestyle	$(47.2)	$(18.9)	$(23.6)
Global Housing	(99.6)	(109.7)	(37.1)
Non-core operations	3.0	13.6	40.1
All Other	1.0	(12.3)	(6.0)
Total	$(142.8)	$(127.3)	$(26.6)
The Company experienced net favorable loss development for the years ended December 31, 2025, 2024 and 2023. Global Lifestyle experienced net favorable development in 2025, 2024 and 2023 of $47.2 million, $18.9 million and $23.6 million, respectively. The increase in net favorable development from 2024 to 2025 was primarily due to improvement in the US claims experience for Global Automotive ancillary products and the release of international mobile reserves as a new client’s actual loss experience replaced initial pricing assumptions. Global Housing experienced net favorable loss development in 2025, 2024 and 2023 of $99.6 million, $109.7 million, and $37.1 million, respectively, as claim experience for lender-placed homeowners insurance developed favorably due to easing inflation and favorable frequency compared to initial estimates. The non-core operations contributed net unfavorable loss development of $3.0 million, $13.6 million, and $40.1 million in 2025, 2024 and 2023, respectively. A more detailed explanation of the claims development from Global Lifestyle, Global Housing and non-core operations is presented below, including claims development by accident year. Reserves for the longer-tail property and casualty coverages included in All Other (e.g., asbestos, environmental and other general liability) had no material changes in estimated amounts for claims incurred in prior years.
The following tables represent the Global Lifestyle, Global Housing and non-core operations incurred claims and allocated claim adjustment expenses, net of reinsurance, less cumulative paid claims and allocated claim adjustment expenses, net of reinsurance to reconcile to total claims and benefits payable, net of reinsurance as of December 31, 2025. The tables provide undiscounted information about claims development by accident year for the significant short duration claims and benefits payable balances.

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
•Foreign exchange rates: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rates at December 31, 2025. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
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
•Required Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2025 and the related historical claims payout percentage disclosure is unaudited and is presented as required supplementary information.

Global Lifestyle Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2025
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
2021	$1,350.9	$1,297.7	$1,295.0	$1,293.8	$1,293.7	$0.3	9,700,922
2022		1,392.4	1,376.3	1,372.1	1,371.7	0.9	9,379,951
2023			1,630.8	1,617.3	1,615.3	2.1	8,230,112
2024				1,790.7	1,746.0	10.7	8,160,910
2025					1,928.3	255.9	8,028,719
				Total	$7,955.0

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
2021	$1,123.7	$1,284.8	$1,289.0	$1,290.9	$1,291.6
2022		1,166.6	1,362.6	1,366.8	1,368.3
2023			1,366.2	1,604.5	1,610.4
2024				1,437.1	1,700.3
2025					1,602.3
Total					$7,572.9
Outstanding claims and benefits payable before 2021, net of reinsurance					5.4
Claims and benefits payable, net of reinsurance					$387.5

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
85.2%	14.3%	0.3%	0.1%	0.1%
(1)Includes a provision for development on case reserves.
(2)Number of paid claims plus open (pending) claims. Claim count information related to ceded reinsurance is not reflected as it cannot be reasonably defined or quantified, given that the Company’s reinsurance includes non-proportional treaties.
Using the December 31, 2025 foreign exchange rates for all years, Global Lifestyle experienced net favorable loss development of $47.2 million, $18.9 million and $23.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are based on the change in net incurred losses from the claims development tables above, plus additional impacts from accident years prior to 2021. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Development from Global Lifestyle is attributable to nearly all lines of business across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience each period. For the year ended December 31, 2025, the Global Lifestyle net favorable development of $47.2 million was attributable to Connected Living which contributed $27.9 million, comprised of $15.9 million from mobile, $10.4 million from extended service contracts and $1.6 million from credit and other insurance. The favorable development for mobile was primarily attributable to reserve releases as a new international client’s actual loss experience replaced initial pricing assumptions. For extended service contracts, reserve releases and favorable development are primarily attributable to fewer claims as inforce contract counts decrease slightly and lower severity from new pricing agreements with servicers. For credit and other insurance, the favorable development was primarily attributable to administrative closure of claims with no offsetting settlements. Global Automotive experienced net favorable development of $19.3 million for the year ended December 31, 2025, primarily attributable to favorability in the frequency assumptions in the U.S. service contract products. For the year ended December 31, 2024, the net favorable development was was also primarily from Connected Living and due to similar drivers. For the year ended December 31, 2023, the Global Lifestyle net favorable development was primarily attributable to favorable runoff of international credit products where loss assumptions related to inflation and COVID-19 did not materialize.

Foreign exchange rate movements over time caused some of the reserve differences shown in the reserve roll forward and prior year incurred loss tables to vary from what is reflected in the claims development tables for Global Lifestyle. The impacts by year were $0.5 million, $(0.9) million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The claims development tables above remove the impact due to changing foreign exchange rates over time for comparability.
Global Housing Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2025
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
2021	$784.0	$769.0	$770.5	$761.4	$758.6	$7.1	193,897
2022		862.4	809.4	803.3	799.1	22.3	186,404
2023			901.4	814.0	784.8	56.2	177,534
2024				1,123.1	1,069.6	138.6	217,176
2025					1,109.3	383.7	148,209
				Total	$4,521.4

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
2021	$517.6	$690.3	$727.8	$743.0	$749.3
2022		467.7	701.3	754.5	774.3
2023			450.9	665.3	718.3
2024				597.9	903.5
2025					658.9
Total					$3,804.3
Outstanding claims and benefits payable before 2021, net of reinsurance					16.3
Claims and benefits payable, net of reinsurance					$733.4

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
62.4%	28.1%	6.4%	2.2%	0.9%
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
For the year ended December 31, 2025, 2024 and 2023, Global Housing experienced net favorable loss development of $99.6 million, $109.7 million and $37.1 million, respectively. These amounts are based on the change in net incurred losses from the claims development data above, plus additional impacts from accident years prior to 2021. For the year ended December 31, 2025, the net favorable development for Global Housing was attributable to non-catastrophe claim experience for lender-placed homeowners insurance, as claim experience developed favorably due to easing inflation and favorable frequency compared to initial estimates established during a period with high market uncertainty, stabilization of claim settlement lags, and legislation reform in Florida. For the years ended December 31, 2024 and 2023, the net favorable development for Global Housing was attributable to similar factors as described for the year ended December 31, 2025.

Non-core Operations Net Claims Development Tables

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2025
Years Ended December 31,						Total of Incurred-but-Not Reported Liabilities Plus Expected Development on Reported Claims (1)	Cumulative Number of Reported Claims (2)
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
2021	$58.0	$74.4	$98.7	$102.5	$100.4	$7.9	52,233
2022		40.2	45.9	55.6	60.9	5.0	19,351
2023			7.2	8.6	5.7	0.4	2,713
2024				0.5	0.5	—	1,409
2025					0.7	—	1,202
				Total	$168.2

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2021 Unaudited	2022 Unaudited	2023 Unaudited	2024 Unaudited	2025
2021	$21.1	$38.5	$58.7	$76.7	$88.6
2022		10.3	19.6	44.2	50.8
2023			3.3	4.6	4.9
2024				—	0.1
2025					0.2
Total					$144.6
Outstanding claims and benefits payable before 2019, net of reinsurance					19.4
Claims and benefits payable, net of reinsurance					$43.0

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Year 1 Unaudited	Year 2 Unaudited	Year 3 Unaudited	Year 4 Unaudited	Year 5 Unaudited
30.3%	16.6%	24.1%	15.9%	13.1%
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
For the years ended December 31, 2025, 2024 and 2023, non-core operations contributed net unfavorable loss development of $3.0 million, $13.6 million, and $40.1 million, including $0.0 million, $1.3 million and $(0.5) million from small commercial and $3.0 million, $12.3 million and $40.6 million from sharing economy products, respectively. The Company stopped writing new small commercial business in 2019 and the claims are in runoff. In 2023, the Company entered into a retroactive reinsurance treaty to cover certain known losses and adverse development up to a $50.0 million aggregate limit, relating to the small commercial business. For the year ended December 31, 2025, the net unfavorable development was primarily attributable to sharing economy due to the deterioration in the anticipated portion and amount of claims exceeding the per policy deductible. For the year ended December 31, 2024, the net unfavorable development in sharing economy was attributable to reserve increases related to higher settlement values, primarily for accident years 2019 and 2020. For the year ended December 31, 2023, the net unfavorable development from sharing economy was driven by emerging adverse claim development trends on known claims as well as reserve assumption revisions to reflect relevant industry benchmarks.

Reconciliation of the Disclosure of Net Incurred and Paid Claims Development to the Liability for Unpaid Claims and Benefits Payable

December 31, 2025
Net outstanding liabilities
Global Lifestyle	$387.5
Global Housing	733.4
Non-core operations	43.0
Other short-duration insurance lines (1)	21.1
Claims and benefits payable, net of reinsurance	1,185.0

Reinsurance recoverable on unpaid claims
Global Lifestyle (2)	484.1
Global Housing	384.9
Non-core operations	28.4
Other short-duration insurance lines (1)	0.7
Total reinsurance recoverable on unpaid claims	898.1

Insurance lines other than short-duration (3)	2.0
Unallocated claim adjustment expense	16.1
Total claims and benefits payable	$2,101.2
(1)Asbestos and pollution reserves represent $11.7 million of the other short-duration insurance lines, with $0.7 million recoveries.
(2)Disposed of property and casualty business represents $144.6 million of the $484.1 million in reinsurance recoverables for Global Lifestyle.
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

	December 31,
	2025	2024
Ceded future policyholder benefits and expense	$4.2	$340.7
Ceded unearned premium	5,062.9	5,188.5
Ceded claims and benefits payable	899.0	1,808.9
Ceded paid losses	505.2	241.4
Total	$6,471.3	$7,579.5
A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The A.M. Best ratings for the reinsurers in new reinsurance agreements where there is material credit exposure are reviewed at the time of execution. The A.M. Best ratings for existing reinsurance agreements are reviewed on a quarterly basis, or sooner based on developments. The following table provides the reinsurance recoverable as of December 31, 2025 grouped by A.M. Best financial strength ratings:

A.M. Best Rating of Reinsurer	Ceded future policyholder benefits and expense	Ceded unearned premiums	Ceded claims and benefits payable	Ceded paid losses	Total
A++ or A+	$0.2	$61.7	$60.8	$11.4	$134.1
A or A-	—	146.9	41.8	28.5	217.2
B++ or B	0.5	10.4	1.1	0.4	12.4
Not Rated (1)	3.5	4,843.9	795.3	470.1	6,112.8
Total	4.2	5,062.9	899.0	510.4	6,476.5
Less: Allowance	—	—	—	(5.2)	(5.2)
Net reinsurance recoverable	$4.2	$5,062.9	$899.0	$505.2	$6,471.3
(1)Not Rated ceded claims and benefits payable included reinsurance recoverables of $202.2 million as of December 31, 2025 which were ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
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
The effect of reinsurance on premiums earned and benefits incurred was as follows for the periods indicated:

	Years Ended December 31,
	2025			2024			2023
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct earned premiums	$12.4	$19,379.7	$19,392.1	$13.4	$18,820.1	$18,833.5	$14.4	$18,308.4	$18,322.8
Premiums assumed	—	408.2	408.2	—	178.6	178.6	—	186.4	186.4
Premiums ceded	(7.6)	(9,309.8)	(9,317.4)	(8.0)	(9,208.3)	(9,216.3)	(7.9)	(9,113.3)	(9,121.2)
Net earned premiums	$4.8	$10,478.1	$10,482.9	$5.4	$9,790.4	$9,795.8	$6.5	$9,381.5	$9,388.0
Direct policyholder benefits	$37.2	$7,975.4	$8,012.6	$33.7	$8,777.1	$8,810.8	$36.5	$7,568.2	$7,604.7
Policyholder benefits assumed	—	242.8	242.8	0.1	276.9	277.0	—	241.9	241.9
Policyholder benefits ceded	(33.7)	(5,293.9)	(5,327.6)	(30.3)	(6,291.0)	(6,321.3)	(31.8)	(5,293.0)	(5,324.8)
Net policyholder benefits	$3.5	$2,924.3	$2,927.8	$3.5	$2,763.0	$2,766.5	$4.7	$2,517.1	$2,521.8
The Company had zero invested assets held in trusts or by custodians as of December 31, 2025 and 2024, for the benefit of others related to certain reinsurance arrangements.
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
Business Divestitures
In the past, the Company has exited certain businesses through reinsurance ceded to third parties. As of December 31, 2025, $489.4 million of these reinsurance recoverables were included in assets held for sale on the consolidated balance sheet, of which $472.0 million was attributable to John Hancock Life Insurance Company (“John Hancock”), which reinsures the long-term care business. Refer to Note 3 for more information on the pending subsidiary sale.
Certain assets backing reserves reinsured under this sale and other sales are held in trusts or separate accounts. If the reinsurers became insolvent, the Company would be exposed to the risk that the assets in the trusts or the separate accounts, if any, could prove insufficient to support the liabilities that would revert back to the Company. In addition, the Company would be responsible for administering these businesses in the event of reinsurer insolvency. The Company does not currently have the administrative systems and capabilities to support these businesses. Accordingly, the Company would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. The Company might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.
John Hancock has an A.M. Best financial strength rating of A+ with a stable outlook. As of December 31, 2025, the Company was not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of John Hancock and the Company has not been obligated to fulfill any of its obligations. John Hancock has paid its obligations when due and there have been no disputes.
18. Debt
The following table shows the principal amount and carrying value of the Company’s outstanding debt, less unamortized discount and issuance costs as applicable, as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
6.10% Senior Notes due February 2026	$—	$—	$175.0	$174.3
4.90% Senior Notes due March 2028	300.0	299.0	300.0	298.6
3.70% Senior Notes due February 2030	350.0	348.5	350.0	348.2
2.65% Senior Notes due January 2032	350.0	347.7	350.0	347.3
6.75% Senior Notes due February 2034	275.0	273.1	275.0	272.8
5.55% Senior Notes due February 2036	300.0	296.1	—	—
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (1)	400.0	398.3	400.0	397.7
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.2
Total Debt		$2,206.9		$2,083.1
(1)Bears a 7.00% annual interest rate from March 2018 to March 2028 and an annual interest rate equal to three-month LIBOR plus 4.135% thereafter. Under the terms of the debt agreement, a substitute or successor base rate will be used since the LIBOR base rate has been discontinued.
For the years ended December 31, 2025, 2024 and 2023, interest expense was $109.7 million, $107.0 million and $108.0 million, respectively. Interest expense includes derivative-related activities described in the interest rate derivatives section below. There was $36.0 million and $33.5 million of accrued interest as of December 31, 2025 and 2024, respectively. Interest paid on debt was $107.2 million, $107.4 million and $107.4 million for the years ended December 31, 2025, 2024 and 2023.

Debt Issuances
Senior Notes
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
2026 Senior Notes: In February 2023, the Company issued senior notes due February 2026 with an aggregate principal amount of $175.0 million, which bore interest at a rate of 6.10% per year and were issued at a 0.035% discount to the public (the “2026 Senior Notes”). Interest on the 2026 Senior Notes was payable semi-annually in arrears on February 27 and August 27 of each year, beginning on August 27, 2023. In August 2025, the Company used the net proceeds from the sale of the 2036 Senior Notes to redeem all of the 2026 Senior Notes at a make-whole premium plus accrued and unpaid interest up to the redemption date, to pay related fees and expenses, and for general corporate purposes. In connection with the redemption, the Company recognized a net loss from the extinguishment of the debt of $1.3 million, which included the make-whole premium and the remaining deferred debt issuance costs for the 2026 Senior Notes, partially offset by a gain from the termination of a hedge of the interest rate risk associated with the redeemed notes. Refer to the Interest Rate Derivatives section below for more information.
2032 Senior Notes: In June 2021, the Company issued senior notes with an aggregate principal amount of $350.0 million, which bear interest at a rate of 2.65% per year, mature in January 2032 and were issued at a 0.158% discount to the public (the “2032 Senior Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022. Prior to October 15, 2031, the Company may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2032 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the aggregate principal amount being redeemed plus accrued and unpaid interest.
2030 Senior Notes: In August 2019, the Company issued senior notes with an aggregate principal amount of $350.0 million, which bear interest at a rate of 3.70% per year, mature in February 2030 and were issued at a 0.035% discount to the public (the “2030 Senior Notes”). Interest is payable semi-annually in arrears beginning in February 2020. Prior to November 2029, the Company may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2030 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the aggregate principal amount being redeemed plus accrued and unpaid interest.
2028 Senior Notes: In March 2018, the Company issued senior notes with an aggregate principal amount of $300.0 million, which bear interest at 4.90% per year, mature in March 2028 and were issued at a 0.383% discount to the public (the “2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semi-annually. Prior to December 2027, the Company may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a make-whole premium plus accrued and unpaid interest. On or after that date, the Company may redeem the 2028 Senior Notes at any time in whole or from time to time in part at a redemption price equal to 100% of the aggregate principal amount being redeemed plus accrued and unpaid interest.
The interest rate payable on each of the 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes will be subject to adjustment from time to time, if either Moody’s Investor Service, Inc. (“Moody’s”) or S&P Global Ratings, a division of S&P Global Inc. (“S&P”) downgrades the credit rating assigned to such series of senior notes to Ba1 or below or to BB+ or below, respectively, or subsequently upgrades the credit ratings once the senior notes are at or below such levels. The following table details the increase in interest rate over the issuance rate by rating with the impact equal to the sum of the number of basis points next to such rating for a maximum increase of 200 basis points over the issuance rate:

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
Credit Facility and Commercial Paper Program
In June 2025, the Company entered into a $500.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”) with certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. The Credit Facility replaced the prior $500.0 million five-year senior unsecured revolving credit facility (the “Prior Credit Facility”), which terminated upon the effectiveness of the Credit Facility. The Credit Facility provides for revolving loans and the issuance of multi-bank, syndicated letters of credit and letters of credit from a sole issuing bank in an aggregate amount of $500.0 million, which may be increased up to $750.0 million. The Credit Facility is available until June 2030, provided the Company is in compliance with all covenants. The Credit Facility has a sublimit for letters of credit issued thereunder of $50.0 million. The proceeds from these loans may be used for the commercial paper program or for general corporate purposes.

The Company made no borrowings under the Credit Facility or the Prior Credit Facility during the year ended December 31, 2025, and no loans were outstanding under the Credit Facility as of December 31, 2025.
The Company’s commercial paper program requires the Company to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. The Company’s commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. The Company’s subsidiaries do not maintain commercial paper or other borrowing facilities. This program is backed up by the Credit Facility, of which $500.0 million was available at December 31, 2025.
The Company did not use the commercial paper program during the years ended December 31, 2025 or 2024 and there were no amounts relating to the commercial paper program outstanding as of December 31, 2025 or 2024.
Covenants
The Credit Facility contains restrictive covenants including:
(i)Maintenance of a maximum consolidated total debt to capitalization ratio on the last day of any fiscal quarter of not greater than 0.35 to 1.0, subject to certain exceptions; and
(ii)Maintenance of a consolidated adjusted net worth in an amount not less than a “Minimum Amount” equal to the sum of (a) $4.64 billion, (b) 25% of consolidated net income (if positive) for each fiscal quarter ending after June 30, 2025 and (c) 25% of the net cash proceeds received from any capital contribution to, or issuance of any capital stock, disqualified capital stock and hybrid securities.
In the event of a breach of certain covenants, all obligations under the Credit Facility, including unpaid principal and accrued interest and outstanding letters of credit, may become immediately due and payable.
Interest Rate Derivatives
From time to time, the Company has entered into derivative transactions to hedge the risk associated with changes in interest rates in anticipation of debt issuances. The Company determined that the derivatives qualified for hedge accounting as effective cash flow hedges and recognized deferred gains (losses) upon settlement that were reported through other comprehensive income. The deferred gains (losses) are recognized as a reduction (addition) in interest expense related to the 2026 Senior Notes, the 2028 Senior Notes, 2036 Senior Notes and the 2048 Subordinated Notes on an effective yield basis. The amortization of the net deferred gain was $2.6 million, $2.7 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining total deferred gain as of December 31, 2025 and 2024 was $4.5 million and $8.1 million, respectively.
19. Equity Transactions
Common Stock
Changes in the number of shares of common stock outstanding are as follows for the periods presented:

	December 31,
	2025	2024	2023
Shares of common stock outstanding, beginning	50,833,749	51,955,994	52,830,381
Vested restricted stock and restricted stock units, net (1)	163,265	178,120	170,911
Issuance related to performance share units (1)	131,078	133,136	142,091
Issuance related to ESPP	97,129	115,019	131,815
Shares of common stock repurchased	(1,432,302)	(1,548,520)	(1,319,204)
Shares of common stock outstanding, ending	49,792,919	50,833,749	51,955,994
(1)Vested restricted stock, restricted stock units and performance share units are shown net of shares of common stock retired to cover participant income tax liabilities.
The Company is authorized to issue 800,000,000 shares of common stock. In addition, 150,001 shares of Class B common stock and 400,001 shares of Class C common stock are authorized but have not been issued.
Preferred Stock
The Company is authorized to issue 200,000,000 shares of preferred stock. As of December 31, 2025, none are outstanding.

Stock Repurchase
In November 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase up to $700.0 million aggregate cost at purchase of its outstanding common stock. In November 2023, the Board authorized the Company to repurchase up to $600.0 million aggregate cost at purchase of its outstanding common stock.
During the year ended December 31, 2025, the Company repurchased 1,432,302 shares of the Company’s outstanding common stock at a cost of $299.9 million, exclusive of commissions, leaving $774.6 million remaining in the aggregate under the November 2025 and November 2023 repurchase authorizations at December 31, 2025. During the years ended December 31, 2024 and 2023, the Company repurchased 1,548,520 and 1,319,204 shares of the Company’s outstanding common stock at a cost, exclusive of commissions, of $299.9 million and $200.0 million, respectively.
The timing and the amount of future repurchases will depend on market conditions, the Company’s financial condition, results of operations and liquidity and other factors.
20. Stock Based Compensation
In accordance with the guidance on share-based compensation, the Company recognized stock-based compensation costs based on the grant date fair value. For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation costs net of a 5% per year estimated forfeiture rate on a pro-rated basis over the remaining vesting period.
Long-Term Equity Incentive Plan
Under the Assurant, Inc. 2017 Long Term Equity Incentive Plan (the “ALTEIP”), as amended and restated, the Company is authorized to issue up to 1,840,112 new shares of the Company’s common stock to employees, officers, consultants and non-employee directors. Under the ALTEIP, the Company may grant awards based on shares of its common stock, including stock options, stock appreciation rights, restricted stock (including performance shares), unrestricted stock, restricted stock units (“RSUs”), performance units (also known as performance share units or “PSUs”) and dividend equivalents. All share-based grants are awarded under the ALTEIP.
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
A summary of the Company’s outstanding RSUs is presented below:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2024	502,954	$146.56
Grants (1)	174,637	210.46
Vests (2)	(233,832)	147.88
Forfeitures and adjustments	(20,059)	185.40
Restricted stock units outstanding at December 31, 2025	423,700	$170.36
Restricted stock units vested, but deferred at December 31, 2025	60,646	$111.86
(1)The weighted average grant date fair value for RSUs granted in 2024 and 2023 was $181.54 and $116.76, respectively.
(2)The total fair value of RSUs vested was $48.8 million, $45.5 million and $29.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table shows a summary of RSU compensation expense during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
RSU compensation expense	$33.9	$33.0	$31.7
Income tax benefit	(6.2)	(6.1)	(6.0)
RSU compensation expense, net of tax	$27.7	$26.9	$25.7
As of December 31, 2025, there was $18.2 million of unrecognized compensation cost related to outstanding RSUs. That cost is expected to be recognized over a weighted-average period of 0.88 years.
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
A summary of the Company’s outstanding PSUs is presented below:

	Performance Share Units	Weighted-Average Grant-Date Fair Value
Performance share units outstanding at December 31, 2024	585,506	$170.44
Grants (1)	174,473	237.14
Vests (2)	(205,515)	223.65
Performance adjustment (3)	55,695	240.65
Forfeitures and adjustments	(27,739)	209.49
Performance share units outstanding at December 31, 2025	582,420	$176.53
(1)The weighted average grant date fair value for PSUs granted in 2024 and 2023 was $207.00 and $114.91, respectively.
(2)The total fair value of PSUs vested was $43.3 million, $39.8 million and $25.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	For awards granted during the years ended December 31,
	2025	2024	2023
Expected volatility	25.86%	25.76%	26.84%
Expected term (years)	2.79	2.79	2.80
Risk free interest rate	3.92%	4.44%	3.93%
The following table shows a summary of PSU compensation expense during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
PSU compensation expense	$48.7	$45.4	$40.3
Income tax benefit	(6.1)	(6.0)	(5.8)
PSU compensation expense, net of tax	$42.6	$39.4	$34.5
As of December 31, 2025, there was $36.4 million of unrecognized compensation cost related to outstanding PSUs. That cost is expected to be recognized over a weighted-average period of 0.64 years.
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
In January 2026, the Company issued 47,628 shares of common stock at a discounted price of $177.89 for the offering period of July 1, 2025 through December 31, 2025. In January 2025, the Company issued 50,763 shares of common stock at a discounted price of $150.20 for the offering period of July 1, 2024 through December 31, 2024.
In July 2025, the Company issued 46,365 shares of common stock to employees at a discounted price of $177.74 for the offering period of January 1, 2025 through June 30, 2025. In July 2024, the Company issued 49,969 shares of common stock to employees at a discounted price of $149.63 for the offering period of January 1, 2024 through June 30, 2024.
The compensation expense recorded related to the ESPP was $3.1 million, $2.8 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The related income tax benefit for disqualified disposition was $0.2 million for the years ended December 31, 2025 and December 31, 2024, and 0.1 million for the year ended December 31, 2023.
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

	For awards issued during the years ended December 31,
	2025	2024	2023
Expected volatility	23.10 - 25.92%	19.60 - 23.95%	28.57 - 31.63%
Risk free interest rates	4.25 - 4.29%	5.24 - 5.37%	4.77 - 5.53%
Dividend yield	1.50 - 1.61%	1.68 - 1.71%	2.18 - 2.20%
Expected term (years)	0.5	0.5	0.5

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
21. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Year Ended December 31, 2025
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)
Change in accumulated other comprehensive income (loss) before reclassifications	63.7	171.5	1.2	(3.2)	233.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	57.4	(1.6)	2.9	58.7
Net current-period other comprehensive income (loss)	63.7	228.9	(0.4)	(0.3)	291.9
Balance at December 31, 2025	$(351.5)	$(63.0)	$1.8	$(131.5)	$(544.2)

	Year Ended December 31, 2024
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
Change in accumulated other comprehensive income (loss) before reclassifications	(63.3)	(43.0)	—	(13.4)	(119.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	56.6	(6.3)	(1.7)	48.6
Net current-period other comprehensive income (loss)	(63.3)	13.6	(6.3)	(15.1)	(71.1)
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)

	Year Ended December 31, 2023
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2022	$(394.0)	$(513.2)	$9.8	$(88.8)	$(986.2)
Change in accumulated other comprehensive income (loss) before reclassifications	42.1	171.9	(0.6)	(17.6)	195.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	35.8	(0.7)	(9.7)	25.4
Net current-period other comprehensive income (loss)	42.1	207.7	(1.3)	(27.3)	221.2
Balance at December 31, 2023	$(351.9)	$(305.5)	$8.5	$(116.1)	$(765.0)
The following tables summarize the reclassifications out of AOCI for the periods indicated.

Details about AOCI components	Amount reclassified from AOCI			Affected line item in the statement where net income is presented
	Years Ended December 31,
	2025	2024	2023
Net unrealized losses on investments	$72.7	$71.6	$45.3	Net realized losses on investments and fair value changes to equity securities
	(15.3)	(15.0)	(9.5)	Income tax expense
	$57.4	$56.6	$35.8	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(2.6)	$(2.8)	$(3.4)	Interest expense
Interest rate derivatives	(0.3)	—	—	Loss (gain) on extinguishment of debt
Foreign exchange derivatives	0.9	(5.2)	2.5	Underwriting, selling, general and administrative expenses
	(2.0)	(8.0)	(0.9)
	0.4	1.7	0.2	Income tax expense
	$(1.6)	$(6.3)	$(0.7)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$1.2	$1.2	$1.0	(1)
Amortization of prior service credit	—	(13.5)	(13.5)	(1)
Settlement loss	2.5	10.2	0.2	(1)
	3.7	(2.1)	(12.3)
	(0.8)	0.4	2.6	Income tax expense
	$2.9	$(1.7)	$(9.7)	Net of tax
Total reclassifications for the period	$58.7	$48.6	$25.4	Net of tax
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
The combined statutory net income, excluding intercompany dividends and surplus note interest, and capital and surplus of the Company’s U.S. domiciled statutory insurance subsidiaries is as follows:

	Years Ended December 31,
	2025	2024	2023
Property and casualty companies	$740.9	$546.0	$529.4
Life and health companies	14.9	22.2	13.7
Total statutory net income	$755.8	$568.2	$543.1

	December 31,
	2025	2024
Property and casualty companies	$1,636.9	$1,642.8
Life and health companies (1)	89.0	85.5
Total statutory capital and surplus	$1,725.9	$1,728.3
(1)Includes $10.9 million for a subsidiary that is held for sale as of December 31, 2025. See Note 3 for more information.
The Company also has non-insurance subsidiaries and foreign insurance subsidiaries that are not subject to SAP. The statutory net income and statutory capital and surplus amounts presented above do not include non-insurance subsidiaries and foreign insurance subsidiaries in accordance with SAP.
Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company’s insurance subsidiaries expect to exceed minimum RBC requirements as of December 31, 2025. In addition, all of our rated insurance subsidiaries currently maintain an A.M. Best financial strength rating of A.
The payment of dividends to the Company by any of the Company’s regulated U.S domiciled insurance subsidiaries in excess of a certain amount (i.e., extraordinary dividends) must be approved by the subsidiary’s domiciliary jurisdiction department of insurance. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by jurisdiction. The formula for the majority of the jurisdictions in which the Company’s subsidiaries are domiciled is based on the prior year’s statutory net income or 10% of the statutory surplus as of the end of the prior year. Some jurisdictions limit ordinary dividends to the greater of these two amounts, others limit them to the lesser of these two amounts and some jurisdictions exclude prior year realized capital gains from prior year net income in determining ordinary dividend capacity. Some jurisdictions have an additional stipulation that dividends may only be paid out of earned surplus. If insurance regulators determine that payment of an ordinary dividend or any other payments by the Company’s insurance subsidiaries to the Company (such as payments under a tax sharing agreement or payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block such payments that would otherwise be permitted without prior approval. Based on the dividend restrictions under applicable laws and regulations, the maximum amount of dividends that the Company’s U.S. domiciled insurance subsidiaries could pay to the Company in 2026 without regulatory approval is approximately $791.9 million. No assurance can be given that there will not be further regulatory actions restricting the ability of the Company’s insurance subsidiaries to pay dividends.

23. Retirement and Other Employee Benefits
Defined Benefit Plans
The Company and its subsidiaries participate in a non-contributory, qualified defined benefit pension plan (“Assurant Pension Plan”) covering substantially all employees. The Assurant Pension Plan is considered “qualified” because it meets the requirements of IRC Section 401(a) (“IRC 401(a)”) and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Assurant Pension Plan is a pension equity plan with a grandfathered final average earnings plan for a certain group of employees. Benefits are based on certain years of service and the employee’s compensation during certain such years of service. The Company’s funding policy is to contribute amounts to the Assurant Pension Plan sufficient to meet the minimum funding requirements in ERISA, plus such additional amounts as the Company may determine to be appropriate from time to time up to the maximum permitted. During the year ended December 31, 2025, there were no contributions to the Assurant Pension Plan and, due to the Assurant Pension Plan’s current funding status, no contributions are expected during the year ending December 31, 2026. Assurant Pension Plan assets are maintained in a separate trust. Assurant Pension Plan assets and benefit obligations are measured as of December 31, 2025.
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
Effective January 1, 2014, the Pension Benefits plans were closed to new hires. Effective March 1, 2016, the Pension Benefits, Retirement Health Benefits (defined below) and life benefits (together, the “Plans”) were amended such that no additional benefits will be earned after February 29, 2016.
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
The following table presents information on the Plans for the periods indicated:

	Pension Benefits		Plan Benefits
	2025	2024	2025	2024
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(544.1)	$(599.8)	$(0.9)	$(4.9)
Interest cost	(27.1)	(28.9)	—	(0.2)
Actuarial gain	(11.4)	49.5	—	(0.5)
Benefits paid	42.2	35.1	—	4.7
Projected benefit obligation at end of year	$(540.4)	$(544.1)	$(0.9)	$(0.9)
Change in plan assets
Fair value of plan assets at beginning of year	$581.3	$636.7	$—	$26.0
Actual return on plan assets	47.4	11.2	—	0.3
Employer contributions	4.7	4.7	—	0.2
Settlements	—	(34.3)	—	—
Benefits paid (including administrative expenses)	(43.5)	(37.0)	—	(4.7)
Net transfer in/(out) (including effect of any business combinations/divestitures)	—	—	—	(21.8)
Fair value of plan assets at end of year	$589.9	$581.3	$—	$—
Funded status at end of year	$49.5	$37.2	$(0.9)	$(0.9)
In accordance with the guidance on retirement benefits, the Company aggregates the results of the qualified and non-qualified plans as “Pension Benefits” and is required to disclose the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets, if the obligations within those plans exceed plan assets.

As of December 31, 2025 and 2024, the fair value of plan assets, projected benefit obligation, funded status at end of year and the accumulated benefit obligation of Pension Benefits were as follows:

	Qualified Pension Benefits		Unfunded Nonqualified Pension Benefits		Total Pension Benefits
	2025	2024	2025	2024	2025	2024
Fair value of plan assets	$589.9	$581.3	$—	$—	$589.9	$581.3
Projected benefit obligation	(493.8)	(497.2)	(46.6)	(46.9)	(540.4)	(544.1)
Funded status at end of year	$96.1	$84.1	$(46.6)	$(46.9)	$49.5	$37.2
Accumulated benefit obligation	$493.8	$497.2	$46.6	$46.9	$540.4	$544.1

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Plan Benefits
	2025	2024	2025	2024
Assets	$96.1	$84.1	$—	$—
Liabilities	$(46.6)	$(46.9)	$(0.9)	$(0.9)

Amounts recognized in AOCI consist of:

	Pension Benefits			Plan Benefits
	2025	2024	2023	2025	2024	2023
Net (loss) gain	$(165.3)	$(162.7)	$(158.5)	$(0.8)	$(3.3)	$(1.8)
Prior service (cost) credit	(0.3)	(0.3)	(0.3)	—	—	13.4
	$(165.6)	$(163.0)	$(158.8)	$(0.8)	$(3.3)	$11.6
Components of net periodic benefit cost, recorded in underwriting, selling, general and administrative expenses in the consolidated statements of operations, and other amounts recognized in AOCI for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Pension Benefits			Plan Benefits
	2025	2024	2023	2025	2024	2023
Net periodic benefit cost
Interest cost	$27.1	$28.9	$30.5	$—	$0.2	$0.4
Expected return on plan assets	(38.4)	(40.1)	(40.9)	—	(1.3)	(1.5)
Amortization of prior service credit (cost)	—	—	—	—	(13.6)	(13.6)
Amortization of net loss (gain)	1.2	1.2	1.0	—	—	—
Curtailment/settlement loss	—	10.2	0.2	2.5	—	—
Net periodic benefit cost	$(10.1)	$0.2	$(9.2)	$2.5	$(14.7)	$(14.7)
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income
Net (gain) loss	3.7	15.5	22.2	—	1.5	(0.2)
Amortization of prior service (cost) credit	—	—	—	—	13.6	13.6
Amortization of net (loss) gain	(1.2)	(11.3)	(1.2)	(2.5)	—	—
Total recognized in accumulated other comprehensive (loss) income	$2.5	$4.2	$21.0	$(2.5)	$15.1	$13.4
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(7.6)	$4.4	$11.8	$—	$0.4	$(1.3)
The Company uses a five-year averaging method to determine the market-related value of Pension Benefits plan assets, which is used to calculate the expected return of plan assets component of the Plans’ expense. Under this methodology, asset gains/losses that result from actual returns which differ from the Company’s expected long-term rate of return on assets assumption are recognized in the market-related value of assets on a level basis over a five-year period. The difference between actual as compared to expected asset returns for the Plans will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. Other post-employment benefit assets under the Plan Benefits were valued at fair value.
Determination of the projected benefit obligation was based on the following weighted-average assumptions for the years ended December 31, 2025, 2024 and 2023:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Plan Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.32%	5.60%	5.14%	5.11%	5.51%	5.11%	5.54%	5.69%	5.63%
Determination of the net periodic benefit cost was based on the following weighted-average assumptions for the years ended December 31, 2025, 2024 and 2023:

	Qualified Pension Benefits			Unfunded Nonqualified Pension Benefits			Plan Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rates:
Effective discount rate for benefit obligations	5.60%	5.14%	5.42%	5.51%	5.11%	5.42%	5.69%	5.24%	5.36%
Effective rate for interest on benefit obligations	5.29%	5.07%	5.34%	5.22%	5.04%	5.33%	5.40%	5.86%	5.37%
Expected long-term return on plan assets	5.95%	5.70%	5.70%	—%	—%	—%	—%	5.70%	5.70%
The selection of the Company’s discount rate assumption reflects the rate at which the Plans’ obligations could be effectively settled at December 31, 2025, 2024 and 2023. The methodology for selecting the discount rate was to match each Plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The yield curve utilized in the cash flow analysis was comprised of 383 bonds rated AA by either Moody’s or S&P’s with maturities between zero and 30 years. The discount rate for each Plan is the single rate that produces the same present value of cash flows. The Company utilizes a split rate approach for purposes of determining the benefit obligations and service cost as well as a spot rate approach for the calculation of interest on these items in the determination of the net periodic benefit cost.
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested. The expected return for each asset class was then weighted based on the targeted asset allocation to develop the expected long-term rate of return on asset assumptions for the portfolio. The Company believes the current assumption reflects the projected return on the invested assets, given the current market conditions and the modified portfolio structure. Actual return (loss) on Plan assets was 8.1%, 1.7% and 5.6% for the years ended December 31, 2025, 2024 and 2023 respectively.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation and net periodic benefit cost were as follows:

	Retirement Health Benefits
	2025	2024	2023
Health care cost trend rate assumed for next year (1):
Pre-65 Non-reimbursement Plan	N/A	N/A	5.6%
Post-65 Non-reimbursement Plan (Medical)	N/A	N/A	4.0%
Post-65 Non-reimbursement Plan (Rx)	N/A	N/A	7.0%
Pre-65 Reimbursement Plan	N/A	N/A	5.5%
Post-65 Reimbursement Plan	N/A	N/A	5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (1)	N/A	N/A	4.0%
Year that the rate reaches the ultimate trend rate (1)
Pre-65 Non-reimbursement Plan	N/A	N/A	2045
Post-65 Non-reimbursement Plan (Medical & Rx)	N/A	N/A	2045
Pre-65 Reimbursement Plan	N/A	N/A	2045
Post-65 Reimbursement Plan	N/A	N/A	2045
(1)The Retirement Health Benefits Plan terminated effective December 31, 2024. Since the plan has terminated, there are no costs to bring forward to the following year so none of the trend rates are applicable for 2025 and 2024.
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
The assets of the Plans are primarily invested in fixed maturity securities. Interest rate risk is hedged by aligning the duration of the fixed maturity securities with the duration of the liabilities. Specifically, interest rate swaps can be used if needed to synthetically extend the duration of fixed maturity securities to match the duration of the liabilities, as measured on a projected benefit obligation basis. In addition, the Plans’ fixed income securities have exposure to credit risk. In order to adequately diversify and limit exposure to credit risk, the BPIC established parameters which include a limit on the asset types that managers are permitted to purchase, maximum exposure limits by sector and by individual issuer (based on asset quality) and minimum required ratings on individual securities. As of December 31, 2025, 85% of plan assets were invested in fixed maturity securities and 19%, 17% and 10% of those securities were concentrated in the energy and power, finance and real estate, and communication industries, respectively, with no exposure to any single creditor in excess of 4%, 5% and 12% of those industries, respectively. As of December 31, 2025, 5% of plan assets were invested in equity securities and 100% of the Plans’ equity securities were invested in a mutual fund that attempts to replicate the return of the S&P 500 Index by investing its assets in large capitalization stocks that are included in the S&P 500 Index using a weighting similar to the S&P 500 Index. The remainder of the assets are invested in real estate and other alternative assets.

The fair value hierarchy for the Company’s qualified pension plan assets at December 31, 2025 by asset category is as follows:

Qualified Pension Benefits	December 31, 2025
Financial Assets	Total	Level 1	Level 2
Cash equivalents:
Short-term investment funds	$7.6	$—	$7.6
Equity securities:
Mutual funds - U.S. listed large cap	29.6	29.6	—
Fixed maturity securities:
U.S. & foreign government and government agencies and authorities	138.2	—	138.2
Corporate - U.S. & foreign investment grade	329.2	—	329.2
Corporate - U.S. & foreign high yield	6.9	—	6.9
Mutual funds - U.S. investment grade	29.9	29.9	—
Other investments measured at net asset value (1)	90.9	—	—
Total financial assets (2)	$632.3	$59.5	$481.9
(1)In accordance with fair value measurements and disclosures guidance, certain investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The net asset values of $36.0 million, $4.6 million and $50.3 million as of December 31, 2025 are used as a practical expedient to fair value of the multi-strategy hedge fund, private equity fund and real estate fund, respectively.
(2)The difference between the fair value of Plan assets above and the amount used in determining the funded status is due to interest receivable and net receivable/payable for unsettled trades, which is not required to be included in the fair value hierarchy.
The fair value hierarchy for the Company’s qualified pension plan assets at December 31, 2024 by asset category is as follows:

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
The following pension benefits are expected to be paid over the next ten-year period:

	Pension Benefits	Plan Benefits
2026	$50.6	$0.1
2027	48.7	0.1
2028	48.7	0.1
2029	48.5	—
2030	48.2	—
2031 - 2035	210.0	0.3
Total	$454.7	$0.6
Defined Contribution Plan
The Company and its subsidiaries participate in a defined contribution plan covering substantially all employees. The defined contribution plan provides benefits payable to participants at retirement or upon disability and to beneficiaries of participants in the event of the participant’s death. The amounts expensed by the Company related to this plan were $45.4 million, $43.5 million and $44.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Years Ended December 31,
	2025	2024	2023
Numerator
Net income	$872.7	$760.2	$642.5
Less: Earnings allocated to participating securities	(7.7)	(7.7)	(7.0)
Net income used in basic and diluted per common share calculations	$865.0	$752.5	$635.5
Denominator
Weighted average common shares outstanding used in basic per common share calculations	50,469,633	51,703,588	52,870,380
Incremental common shares from:
PSUs	593,853	324,484	294,808
ESPP	23,163	24,889	33,122
Weighted average common shares outstanding used in diluted per common share calculations	51,086,649	52,052,961	53,198,310

Earnings per common share – Basic	$17.14	$14.55	$12.02
Earnings per common share – Diluted	$16.93	$14.46	$11.95
There were no anti-dilutive PSUs for the year ended December 31, 2025. Average PSUs totaling 48,859 and 56,456 for the years ended 2024 and 2023, respectively, were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.

25. Restructuring and Related Impairment Charges
In December 2025, the Company finalized a new restructuring plan (the “2025 Plan”) to optimize operational efficiencies and reduce its global footprint. Total costs of $28.7 million were incurred for the year ended December 31, 2025 related to the 2025 Plan, and no additional costs are expected to be incurred for this plan.
In December 2022, the Company finalized a restructuring plan (the “2022 Plan”) to realize greater efficiencies by continuing to simplify its business portfolio and leverage its global footprint to reduce costs. In September 2023, the Company amended and extended the 2022 Plan to include additional actions within the initiatives described above, including further consolidation of its real estate portfolio and additional changes to its organizational structure. These actions were completed in 2025, with some remaining payments scheduled into 2027.
The following table summarizes the costs by major type for both the 2025 Plan and 2022 Plan that are recorded in underwriting, selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023. Substantially all of the charges are expected to be cash. Restructuring costs related to strategic exit activities (outside of normal periodic restructuring and cost management activities) are not allocated to a reportable segment.

	Costs incurred for the year ended December 31,
	2025	2024	2023
Severance and other employee benefits	$23.5	$4.5	$21.0
Contract exit costs	2.3	0.9	6.5
Fixed asset impairment	0.1	—	1.2
Right-of-use asset impairment	1.4	—	5.6
Total restructuring and impairment charges	$27.3	$5.4	$34.3
The following table shows the rollforward of the accrued liability by major type.

	Severance and Other Employee Benefits	Contract Exit Costs
Balance at December 31, 2023	$27.8	$17.1
Charges incurred	5.5	1.1
Cash payments	(18.9)	(6.8)
Non-cash adjustment (1)	(1.0)	(0.2)
Balance at December 31, 2024	13.4	11.2
Charges incurred	29.3	5.9
Cash payments	(4.9)	(6.3)
Non-cash adjustment (1)	(5.8)	(3.6)
Balance at December 31, 2025	$32.0	$7.2
(1)Represents changes to previously estimated charges.
26. Commitments and Contingencies
Leases
The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses.
As of December 31, 2025 and 2024, the lease liability was $73.9 million and $62.4 million, respectively, included in accounts payable and other liabilities in the consolidated balance sheets. As of December 31, 2025 and 2024, the right-of-use asset was $59.2 million and $54.1 million, respectively, included in other assets in the consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023 the operating lease cost recognized for leases with terms in excess of 12 months was $19.0 million, $23.2 million and $19.0 million respectively, and related cash outflows reducing the lease liability were $20.3 million, $23.4 million and $19.4 million, respectively. As of December 31, 2025, the weighted average remaining lease term and discount rate was 5.7 years and 5.5%, respectively. As of December 31, 2024, the weighted average remaining lease term and discount rate was 5.2 years and 5.6%, respectively. For the years ended December 31, 2025, 2024 and 2023 the short-term lease cost recognized for leases with terms of 12 months or less was $3.3 million, $1.1 million and $1.1 million, respectively.

At December 31, 2025, the lease liability by maturity is as follows:

2026	$20.3
2027	16.7
2028	13.3
2029	11.7
2030	8.8
Thereafter	16.3
Total future lease payments	87.1
Less: Imputed interest	(13.2)
Total lease liability	$73.9
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.7 million and $1.8 million of letters of credit outstanding as of December 31, 2025 and 2024, respectively.
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

Assurant, Inc.
Schedule I – Summary of Investments - Other Than Investments in Related Parties

	December 31, 2025
	Cost or Amortized Cost	Fair Value	Amount at which shown in balance sheet
	(in millions)
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.7	$62.9	$62.9
States, municipalities and political subdivisions	100.0	96.1	96.1
Foreign governments	596.1	593.9	593.9
Asset-backed	850.2	845.7	845.7
Commercial mortgage-backed	431.4	417.4	417.4
Residential mortgage-backed	978.6	954.7	954.7
U.S. corporate	3,895.5	3,877.6	3,877.6
Foreign corporate	1,720.8	1,729.4	1,729.4
Total fixed maturity securities	8,635.3	8,577.7	8,577.7
Equity securities:
Common stocks	17.0	2.0	2.0
Non-redeemable preferred stocks	169.5	167.8	167.8
Mutual funds	36.0	37.3	37.3
Total equity securities	222.5	207.1	207.1
Commercial mortgage loans on real estate	324.7		324.7
Short-term investments	379.5		379.5
Other investments	573.0		573.0
Total investments	$10,135.0		$10,062.0

Assurant, Inc.
Schedule II – Condensed Balance Sheet (Parent Only)

	December 31,
	2025	2024
	(in millions, except number of shares)
Assets
Investments:
Equity investment in subsidiaries	$6,555.3	$6,109.1
Fixed maturity securities available for sale, at fair value (amortized cost – $696.5 and $485.7 at December 31, 2025 and 2024, respectively)	701.0	482.7
Short-term investments	49.1	24.7
Other investments	98.8	87.7
Total investments	7,404.2	6,704.2
Cash and cash equivalents	136.6	164.9
Receivable from subsidiaries, net	157.5	42.9
Income tax receivable	178.3	193.5
Accrued investment income	6.7	4.1
Property and equipment, at cost less accumulated depreciation	451.4	332.4
Other assets	114.6	120.5
Total assets	$8,449.3	$7,562.5
Liabilities
Accounts payable and other liabilities	$370.8	$372.7
Debt	2,206.9	2,083.1
Total liabilities	2,577.7	2,455.8
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 52,089,008 and 53,129,838 shares issued and 49,792,919 and 50,833,749 shares outstanding at December 31, 2025 and 2024, respectively	0.5	0.5
Additional paid-in capital	1,711.8	1,686.8
Retained earnings	4,826.3	4,378.3
Accumulated other comprehensive loss	(544.2)	(836.1)
Treasury stock, at cost; 2,296,089 shares at December 31, 2025 and 2024	(122.8)	(122.8)
Total stockholders’ equity	5,871.6	5,106.7
Total liabilities and stockholders’ equity	$8,449.3	$7,562.5
See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Income Statement (Parent Only)

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Revenues
Net investment income	$20.7	$28.8	$21.0
Net realized gains (losses) on investments and fair value changes to equity securities	0.7	1.2	(9.8)
Fees and other income	354.7	332.2	318.8
Equity in net income of subsidiaries	998.5	908.8	786.3
Total revenues	1,374.6	1,271.0	1,116.3
Expenses
General and administrative expenses	452.3	480.5	419.0
Interest expense	109.7	107.0	108.0
Loss (gain) on extinguishment of debt (Note 18 to the Consolidated Financial Statements)	1.3	—	(0.1)
Total expenses	563.3	587.5	526.9
Income before benefit for income taxes	811.3	683.5	589.4
Benefit for income taxes	(61.4)	(76.7)	(53.1)
Net income	$872.7	$760.2	$642.5

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Statements of Comprehensive Income (Parent Only)

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$872.7	$760.2	$642.5
Other comprehensive income (loss):
Change in unrealized gains on securities, net of taxes of $(2.5), $(0.1) and $(3.4) for the years ended December 31, 2025, 2024 and 2023, respectively	4.9	0.5	29.0
Change in unrealized gains on derivative transactions, net of taxes of $0.1, $1.7 and $0.3 for the years ended December 31, 2025, 2024 and 2023, respectively	(0.4)	(6.3)	(1.3)
Amortization of pension and postretirement unrecognized net periodic benefit cost and change in funded status, net of taxes of $0.1, $4.0 and $7.2 for the years ended December 31, 2025, 2024 and 2023, respectively	(0.2)	(15.2)	(27.1)
Change in subsidiary other comprehensive income	287.6	(50.1)	220.6
Total other comprehensive income (loss)	291.9	(71.1)	221.2
Total comprehensive income attributable to stockholders	$1,164.6	$689.1	$863.7

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Schedule II – Condensed Cash Flows (Parent Only)

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Operating Activities
Net cash provided by operating activities	$396.2	$447.9	$345.1
Investing Activities
Sales of:
Fixed maturity securities available for sale	66.1	278.9	183.4
Equity securities	—	1.7	—
Other invested assets	—	—	8.0
Property, buildings and equipment	—	—	1.0
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	120.9	87.5	172.2
Purchases of:
Fixed maturity securities available for sale	(6.1)	(18.0)	(155.4)
Other invested assets	—	(0.7)	—
Property and equipment and other	(183.5)	(165.3)	(175.1)
Capital contributed to subsidiaries	(59.9)	(87.8)	(8.9)
Return of capital contributions from subsidiaries	22.5	—	7.1
Change in short-term investments	(20.3)	(8.0)	3.4
Net cash (used in) provided by investing activities	(60.3)	88.3	35.7
Financing Activities
Issuance of debt, net of issuance costs (Note 18 to the Consolidated Financial Statements)	298.0	—	173.2
Repayment of debt (Note 18)	(176.3)	—	(225.0)
Acquisition of common stock	(303.7)	(307.4)	(193.1)
Common stock dividends paid	(168.4)	(155.9)	(152.3)
Employee stock purchases and withholdings	(13.8)	(14.2)	(4.2)
Net cash used in financing activities	(364.2)	(477.5)	(401.4)
Change in cash and cash equivalents	(28.3)	58.7	(20.6)
Cash and cash equivalents at beginning of period	164.9	106.2	126.8
Cash and cash equivalents at end of period	$136.6	$164.9	$106.2

See the accompanying Notes to the Parent Only Condensed Financial Statements

Assurant, Inc.
Notes to the Parent Only Condensed Financial Statements
Assurant, Inc.’s (the “Registrant”) investments in consolidated subsidiaries are stated at cost plus equity in income of consolidated subsidiaries. The accompanying Parent Only Condensed Financial Statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the registrant and its subsidiaries included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on February 19, 2026.

Assurant, Inc.
Schedule III – Supplementary Insurance Information

Segment	Deferred Acquisition Costs	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (1)	Property and Casualty Premiums Written
(in millions)
Year Ended December 31, 2025
Global Lifestyle	$10,025.3	$7.3	$18,929.1	$873.7	$7,892.8	$357.5	$1,901.7	$3,837.2	$3,399.8	$908.8
Global Housing	159.8	—	1,944.7	1,138.9	2,584.4	141.8	1,018.4	260.8	772.7	2,691.9
Corporate and Other	2.5	48.4	7.6	88.6	—	23.9	—	—	149.4	—
Other Reconciling Items (2)	—	—	—	—	5.7	4.1	7.7	—	268.2	—
Total	$10,187.6	$55.7	$20,881.4	$2,101.2	$10,482.9	$527.3	$2,927.8	$4,098.0	$4,590.1	$3,600.7
Year Ended December 31, 2024
Global Lifestyle	$9,853.7	$7.8	$18,387.4	$873.9	$7,506.0	$356.6	$1,738.6	$3,736.6	$3,075.3	$830.8
Global Housing	136.0	—	1,813.6	1,885.3	2,281.0	127.3	1,010.2	229.0	673.9	2,493.4
Corporate and Other	3.1	528.9	10.4	155.0	—	27.2	—	—	149.8	—
Other Reconciling Items (2)	—	—	—	—	8.8	7.8	17.7	—	212.1	—
Total	$9,992.8	$536.7	$20,211.4	$2,914.2	$9,795.8	$518.9	$2,766.5	$3,965.6	$4,111.1	$3,324.2
Year Ended December 31, 2023
Global Lifestyle	$9,853.1	$8.6	$18,550.5	$770.0	$7,362.6	$347.5	$1,607.9	$3,916.2	$2,592.5	$848.3
Global Housing	111.4	—	1,554.9	989.9	2,014.5	109.7	862.0	203.5	612.9	2,075.4
Corporate and Other	2.7	478.6	5.0	229.3	—	21.4	0.1	—	130.5	—
Other Reconciling Items (2)	—	—	—	—	10.9	10.5	51.8	—	239.5	—
Total	$9,967.2	$487.2	$20,110.4	$1,989.2	$9,388.0	$489.1	$2,521.8	$4,119.7	$3,575.4	$2,923.7
(1)Includes amortization of value of business acquired and underwriting, general and administrative expenses.
(2)Other reconciling items reflect the items excluded from the segment measure of profitability, Adjusted EBITDA. See Note 5 for more information on Adjusted EBITDA and the reconciliation of the segment Adjusted EBITDA to the consolidated net income.

Assurant, Inc.
Schedule IV – Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
Year Ended December 31, 2025
Life Insurance in Force	$7,332.5	$4,608.9	$—	$2,723.6	—%
Premiums:
Life insurance	$195.6	$160.1	$—	$35.5	—%
Accident and health insurance	341.0	230.4	2.3	112.9	2.0%
Property and liability insurance	18,855.5	8,926.9	405.9	10,334.5	3.9%
Total earned premiums	$19,392.1	$9,317.4	$408.2	$10,482.9	3.9%
Benefits:
Life insurance	$34.4	$24.2	$—	$10.2	—%
Accident and health insurance	52.9	42.0	0.2	11.1	1.8%
Property and liability insurance	7,925.3	5,261.4	242.6	2,906.5	8.3%
Total policyholder benefits	$8,012.6	$5,327.6	$242.8	$2,927.8	8.3%
Year Ended December 31, 2024
Life Insurance in Force	$7,097.2	$4,659.9	$0.2	$2,437.5	—%
Premiums:
Life insurance	$198.0	$141.9	$0.1	$56.2	0.2%
Accident and health insurance	342.8	250.9	2.6	94.5	2.8%
Property and liability insurance	18,292.7	8,823.5	175.9	9,645.1	1.8%
Total earned premiums	$18,833.5	$9,216.3	$178.6	$9,795.8	1.8%
Benefits:
Life insurance	$36.5	$24.0	$—	$12.5	—%
Accident and health insurance	53.7	47.4	—	6.3	—%
Property and liability insurance	8,720.6	6,249.9	277.0	2,747.7	10.1%
Total policyholder benefits	$8,810.8	$6,321.3	$277.0	$2,766.5	10.0%
Year Ended December 31, 2023
Life Insurance in Force	$7,555.8	$5,023.0	$0.4	$2,533.2	—%
Premiums:
Life insurance	$162.9	$127.8	$0.1	$35.2	0.3%
Accident and health insurance	525.2	341.5	3.0	186.7	1.6%
Property and liability insurance	17,634.7	8,651.9	183.3	9,166.1	2.0%
Total earned premiums	$18,322.8	$9,121.2	$186.4	$9,388.0	2.0%
Benefits:
Life insurance	$24.5	$14.0	$0.1	$10.6	0.9%
Accident and health insurance	77.2	60.2	0.5	17.5	2.9%
Property and liability insurance	7,503.0	5,250.6	241.3	2,493.7	9.7%
Total policyholder benefits	$7,604.7	$5,324.8	$241.9	$2,521.8	9.6%

Assurant, Inc.
Schedule V – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in millions)
For the Year Ended December 31, 2025
Valuation allowance for foreign deferred tax assets	$16.7	$2.4	$0.9	$—	$20.0
Allowance for credit losses:
Available for sale fixed maturity securities	—	1.9	—	—	1.9
Commercial mortgage loans on real estate	6.5	0.8	(0.6)	—	6.7
Premiums and accounts receivable	7.2	4.5	0.2	1.5	10.4
Dealer loan receivable	0.6	0.4	(0.1)	—	0.9
Reinsurance recoverables	5.0	0.2	—	—	5.2
High deductible recoverables	1.4	(0.5)	—	—	0.9
Total	$37.4	$9.7	$0.4	$1.5	$46.0
For the Year Ended December 31, 2024
Valuation allowance for foreign deferred tax assets	$16.1	$(5.2)	$5.8	$—	$16.7
Allowance for credit losses:
Commercial mortgage loans on real estate	4.0	2.5	—	—	6.5
Premiums and accounts receivable	9.0	1.1	(0.3)	2.6	7.2
Dealer loan receivable	0.7	—	(0.1)	—	0.6
Reinsurance recoverables	4.8	0.2	—	—	5.0
High deductible recoverables	8.3	(6.9)	—	—	1.4
Total	$42.9	$(8.3)	$5.4	$2.6	$37.4
For the Year Ended December 31, 2023
Valuation allowance for foreign deferred tax assets	$23.6	$(7.5)	$—	$—	$16.1
Allowance for credit losses:
Commercial mortgage loans on real estate	1.8	2.2	—	—	4.0
Premiums and accounts receivable	9.2	3.5	(0.1)	3.6	9.0
Dealer loan receivable	1.7	—	(1.0)	—	0.7
Reinsurance recoverables	5.4	(0.6)	—	—	4.8
High deductible recoverables	10.3	(2.0)	—	—	8.3
Total	$52.0	$(4.4)	$(1.1)	$3.6	$42.9