Form 10-Q
period 2026-03-31
ASSURANT, INC.
filed 2026-05-07
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at May 1, 2026 was 49,547,637.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	March 31, 2026	December 31, 2025
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $2.8 and $1.9 at March 31, 2026 and December 31, 2025, respectively; amortized cost - $8,956.7 and $8,635.3 at March 31, 2026 and December 31, 2025, respectively)	$8,783.8	$8,577.7
Equity securities at fair value	197.3	207.1
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.3 and $6.7 at March 31, 2026 and December 31, 2025, respectively)	309.5	324.7
Short-term investments	329.8	379.5
Other investments	601.5	573.0
Total investments	10,221.9	10,062.0
Cash and cash equivalents	1,591.7	1,834.1
Premiums and accounts receivable (net of allowances for credit losses of $12.4 and $10.4 at March 31, 2026 and December 31, 2025, respectively)	2,025.3	1,989.4
Reinsurance recoverables (net of allowances for credit losses of $5.2 at March 31, 2026 and December 31, 2025)	6,542.0	6,471.3
Accrued investment income	118.7	135.4
Deferred acquisition costs	10,201.4	10,187.6
Property and equipment, net	848.9	841.7
Goodwill	2,654.5	2,646.3
Other intangible assets, net	511.1	522.0
Other assets (net of allowances for credit losses of $0.9 at March 31, 2026 and December 31, 2025)	1,053.0	1,087.4
Assets held for sale (Note 4)	—	512.4
Total assets	$35,768.5	$36,289.6
Liabilities
Future policy benefits and expenses	$54.7	$55.7
Unearned premiums	20,902.7	20,881.4
Claims and benefits payable	2,168.6	2,101.2
Commissions payable	606.0	640.6
Funds held under reinsurance	287.1	266.4
Accounts payable and other liabilities (including allowances for credit losses of $0.7 and $0.9 at March 31, 2026 and December 31, 2025, respectively, for the unsecured portion of the high deductible recoverables)	3,672.5	3,766.3
Debt	2,207.5	2,206.9
Liabilities held for sale (Note 4)	—	499.5
Total liabilities	29,899.1	30,418.0
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 51,967,256 and 52,089,008 shares issued and 49,671,167 and 49,792,919 shares outstanding at March 31, 2026 and December 31, 2025, respectively	0.5	0.5
Additional paid-in capital	1,671.4	1,711.8
Retained earnings	4,949.3	4,826.3
Accumulated other comprehensive loss	(629.0)	(544.2)
Treasury stock, at cost; 2,296,089 shares at March 31, 2026 and December 31, 2025	(122.8)	(122.8)
Total stockholders’ equity	5,869.4	5,871.6
Total liabilities and stockholders’ equity	$35,768.5	$36,289.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,781.9	$2,562.3
Fees and other income	499.8	402.9
Net investment income	159.6	124.8
Net realized losses on investments (including $5.6 and $3.0, of impairment-related losses for the three months ended March 31, 2026 and 2025, respectively) and fair value changes to equity securities	(21.2)	(16.0)
Total revenues	3,420.1	3,074.0
Benefits, losses and expenses
Policyholder benefits	769.1	779.7
Underwriting, selling, general and administrative expenses	2,287.1	2,083.8
Interest expense	28.3	26.8
Total benefits, losses and expenses	3,084.5	2,890.3
Income before income tax expense	335.6	183.7
Income tax expense	61.5	37.1
Net income	$274.1	$146.6

Earnings Per Common Share
Basic	$5.47	$2.86
Diluted	$5.41	$2.83

Share Data
Weighted average common shares outstanding used in basic per common share calculations	49,702,511	50,799,019
Plus: Dilutive securities	495,036	449,697
Weighted average common shares outstanding used in diluted per common share calculations	50,197,547	51,248,716

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income	$274.1	$146.6
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $21.2 and $(18.2) for the three months ended March 31, 2026 and 2025, respectively	(89.6)	75.2
Change in unrealized gains on derivative transactions, net of taxes of $0.2 and $(0.4) for the three months ended March 31, 2026 and 2025, respectively	(0.9)	1.4
Change in foreign currency translation, net of taxes of $0.3 and $(2.4) for the three months ended March 31, 2026 and 2025, respectively	5.5	8.8
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.1) and $(0.6) for the three months ended March 31, 2026 and 2025, respectively	0.2	2.2
Total other comprehensive income (loss)	(84.8)	87.6
Total comprehensive income	$189.3	$234.2

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2025	$0.5	$1,711.8	$4,826.3	$(544.2)	$(122.8)	$5,871.6
Stock plan exercises	—	8.4	—	—	—	8.4
Stock plan compensation expense	—	17.6	—	—	—	17.6
Common stock dividends ($0.88 per share)	—	—	(44.0)	—	—	(44.0)
Acquisition of common stock	—	(66.4)	(107.1)	—	—	(173.5)
Net income	—	—	274.1	—	—	274.1
Other comprehensive loss	—	—	—	(84.8)	—	(84.8)
Balance at March 31, 2026	$0.5	$1,671.4	$4,949.3	$(629.0)	$(122.8)	$5,869.4

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2024	$0.5	$1,686.8	$4,378.3	$(836.1)	$(122.8)	$5,106.7
Stock plan exercises	—	7.6	—	—	—	7.6
Stock plan compensation expense	—	15.1	—	—	—	15.1
Common stock dividends ($0.80 per share)	—	—	(40.9)	—	—	(40.9)
Acquisition of common stock	—	(35.6)	(52.9)	—	—	(88.5)
Net income	—	—	146.6	—	—	146.6
Other comprehensive income	—	—	—	87.6	—	87.6
Balance at March 31, 2025	$0.5	$1,673.9	$4,431.1	$(748.5)	$(122.8)	$5,234.2

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating activities
Net income	$274.1	$146.6
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax expense (benefit)	43.1	(12.9)
Depreciation and amortization	66.5	56.7
Net realized losses on investments, including impairment losses	21.2	16.0
Loss on sale of business	0.5	—
Stock based compensation expense	17.6	15.1
Restructuring costs	—	(1.1)
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	61.5	(465.1)
Premiums and accounts receivable	(16.7)	241.7
Commissions payable	(36.7)	21.0
Reinsurance recoverable	(71.1)	190.4
Funds withheld under reinsurance	21.2	(2.6)
Deferred acquisition costs and value of business acquired	(4.8)	56.2
Taxes (receivable) payable	(99.6)	31.5
Other assets and other liabilities	(26.5)	98.0
Other	(10.0)	0.9
Net cash provided by operating activities	240.3	392.4
Investing activities
Sales of:
Fixed maturity securities available for sale	344.1	270.5
Equity securities	15.5	15.4
Other invested assets	27.1	13.3
Subsidiary, net of cash transferred	1.4	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	183.0	233.2
Commercial mortgage loans on real estate	25.1	11.1
Purchases of:
Fixed maturity securities available for sale	(809.9)	(842.6)
Equity securities	(8.6)	(10.6)
Commercial mortgage loans on real estate	(9.6)	(13.8)
Other invested assets	(39.0)	(26.6)
Property and equipment and other	(47.7)	(53.4)
Subsidiaries, net of cash transferred	(14.1)	—
Change in short-term investments	50.4	(18.2)
Other	—	0.1
Net cash used in investing activities	(282.3)	(421.6)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Financing activities
Acquisition of common stock	(124.2)	(64.3)
Common stock dividends paid	(44.0)	(40.9)
Employee stock purchases and withholdings	(34.4)	(13.5)
Net cash used in financing activities	(202.6)	(118.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	9.8
Change in cash and cash equivalents	(242.4)	(138.1)
Cash and cash equivalents at beginning of period	1,834.1	1,807.7
Cash and cash equivalents at end of period	$1,591.7	$1,669.6

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) redefines the boundaries of protection—safeguarding and servicing connected devices, homes, automobiles, and commercial equipment in partnership with the world's most successful brands. The Company leads the way in leveraging insights and technology to transform customer connections that build loyalty and drive value. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and financial services and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment services, and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
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
The consolidated balance sheet as of March 31, 2026, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Restricted Cash
Restricted cash and cash equivalents of $82.0 million and $102.0 million as of March 31, 2026 and December 31, 2025, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
Adopted
There were no ASUs adopted by the Company during the quarterly period ended March 31, 2026.
Not Yet Adopted
ASUs issued but not yet adopted as of March 31, 2026, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

4. Disposition
In March 2026, the Company sold a subsidiary that held certain runoff businesses, including the long-term care business, and was reported in the Corporate and Other segment. Prior to the sale, the subsidiary met the criteria for held for sale presentation and, therefore, its assets and liabilities were recorded as held for sale in the December 31, 2025 consolidated balance sheet. The major classes of assets and liabilities held for sale as of December 31, 2025 included $489.4 million of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

reinsurance recoverables and $477.1 million of future policy benefits and expenses. The sale resulted in a loss of $11.2 million, with $10.7 million initially estimated and recorded during the fourth quarter of 2025 upon the subsidiary’s classification as held for sale. The remaining loss of $0.5 million was recorded in the first quarter of 2026 following the completion of closing-related adjustments.
5. Segment Information
As of March 31, 2026, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses, activities of the holding company and investments in the home warranty business.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Global Lifestyle:
Net earned premiums, fees and other income:
Connected Living	$1,480.2	$1,233.4
Global Automotive	1,070.8	1,073.2
Net investment income	108.9	84.0
Total revenues	2,659.9	2,390.6
Policyholder benefits	503.7	442.4
Selling and underwriting expense (1)	1,327.2	1,265.8
Cost of sales (2)	265.0	184.8
General expenses (3)	327.3	299.8
Segment Adjusted EBITDA	$236.7	$197.8

Global Housing:
Net earned premiums, fees and other income:
Homeowners	$580.1	$522.9
Renters and Other	149.0	133.9
Net investment income	40.7	33.7
Total revenues	769.8	690.5
Policyholder benefits	263.9	333.0
Selling and underwriting expense (1)	59.9	39.5
General expenses (4)	209.3	205.6
Segment Adjusted EBITDA	$236.7	$112.4

Corporate:
Fees and other income	$—	$0.4
Net investment income	9.3	5.8
Total revenues	9.3	6.2
Policyholder benefits	—	—
General expenses (3)	41.2	34.2
Segment Adjusted EBITDA	$(31.9)	$(28.0)
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA by segment:
Global Lifestyle	$236.7	$197.8
Global Housing	236.7	112.4
Corporate and Other	(31.9)	(28.0)
Reconciling items to consolidated net income:
Interest expense	(28.3)	(26.8)
Depreciation expense	(43.3)	(35.1)
Amortization of purchased intangible assets	(17.7)	(18.4)
Net realized losses on investments and fair value changes to equity securities	(21.2)	(16.0)
Other adjustments	4.6	(2.2)
Total reconciling items	(105.9)	(98.5)
Income before income tax expense	335.6	183.7
Income tax expense	61.5	37.1
Net income	$274.1	$146.6
The following table presents total assets by segment:

	March 31, 2026	December 31, 2025
Global Lifestyle (1)	$29,083.4	$28,846.7
Global Housing (1)	5,158.0	5,159.2
Corporate and Other (2)	1,527.1	2,283.7
Segment assets	$35,768.5	$36,289.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other included the assets held for sale of $512.4 million as of December 31, 2025, related to the sale of a subsidiary, and $46.0 million of assets related to the Miami, Florida property as of both March 31, 2026 and December 31, 2025, which met held-for-sale criteria and was included in other assets. Refer to Note 4 for more information on the sale of a subsidiary. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million, subject to certain adjustments. The transaction is subject to the buyer receiving the requisite development approvals from relevant state and local government authorities, including approvals relating to land use, rezoning and site plan. There can be no assurance that the transaction will be consummated. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell.
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $441.6 million and $349.7 million for Global Lifestyle and $32.1 million and $30.7 million for Global Housing for the three months ended March 31, 2026 and 2025, respectively.
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
Contract Balances
The receivables and unearned revenue under these contracts were $189.7 million and $154.4 million, respectively, as of March 31, 2026, and $187.6 million and $149.1 million, respectively, as of December 31, 2025. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended March 31, 2026 and 2025 that was included in unearned revenue as of December 31, 2025 and 2024 was $18.9 million and $17.4 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of March 31, 2026 and December 31, 2025, the Company had approximately $68.6 million and $67.6 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.
7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

	March 31, 2026
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$63.7	$—	$0.5	$(1.1)	$63.1
States, municipalities and political subdivisions	99.2	—	0.8	(5.2)	94.8
Foreign governments	625.2	—	5.1	(15.3)	615.0
Asset-backed	856.3	—	3.3	(9.5)	850.1
Commercial mortgage-backed	434.4	—	3.3	(18.7)	419.0
Residential mortgage-backed	1,032.2	—	6.8	(37.5)	1,001.5
U.S. corporate	4,055.3	(2.8)	51.6	(133.6)	3,970.5
Foreign corporate	1,790.4	—	25.3	(45.9)	1,769.8
Total fixed maturity securities	$8,956.7	$(2.8)	$96.7	$(266.8)	$8,783.8

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
The cost or amortized cost and fair value of fixed maturity securities as of March 31, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Cost or Amortized Cost	Fair Value
Due in one year or less	$153.0	$152.8
Due after one year through five years	1,406.7	1,408.7
Due after five years through ten years	3,730.5	3,735.3
Due after ten years	1,343.6	1,216.4
Total	6,633.8	6,513.2
Asset-backed	856.3	850.1
Commercial mortgage-backed	434.4	419.0
Residential mortgage-backed	1,032.2	1,001.5
Total	$8,956.7	$8,783.8
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(13.0)	$(17.0)
Equity securities (1)	(2.7)	2.8
Commercial mortgage loans on real estate	0.3	1.4
Other investments	(0.2)	(0.2)
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(15.6)	(13.0)
Net realized losses related to impairments:
Fixed maturity securities	(2.5)	—
Other investments	(3.1)	(3.0)
Total net realized losses related to impairments	(5.6)	(3.0)
Total net realized losses on investments and fair value changes to equity securities	$(21.2)	$(16.0)
(1)Upward adjustments of $0.1 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, and impairments of $0.0 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net gains (losses) recognized on equity securities	$(2.7)	$2.8
Less: Net realized gains (losses) related to sales of equity securities	—	(0.5)
Total fair value changes to equity securities held	$(2.7)	$3.3
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	March 31, 2026	December 31, 2025
Initial cost	$84.7	$82.5
Cumulative upward adjustments	55.7	55.6
Cumulative downward adjustments (including impairments)	(22.8)	(22.8)
Carrying value	$117.6	$115.3
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of March 31, 2026 and December 31, 2025 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	March 31, 2026
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$19.2	$(0.2)	$9.1	$(0.9)	$28.3	$(1.1)
States, municipalities and political subdivisions	13.8	(0.4)	49.0	(4.8)	62.8	(5.2)
Foreign governments	179.8	(4.3)	162.3	(11.0)	342.1	(15.3)
Asset-backed	371.0	(3.1)	83.2	(6.4)	454.2	(9.5)
Commercial mortgage-backed	101.8	(1.7)	116.6	(17.0)	218.4	(18.7)
Residential mortgage-backed	357.3	(3.8)	164.7	(33.7)	522.0	(37.5)
U.S. corporate	1,200.5	(27.6)	486.8	(106.0)	1,687.3	(133.6)
Foreign corporate	556.9	(11.2)	188.4	(34.7)	745.3	(45.9)
Total fixed maturity securities	$2,800.3	$(52.3)	$1,260.1	$(214.5)	$4,060.4	$(266.8)

	December 31, 2025
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$12.5	$—	$9.8	$(0.8)	$22.3	$(0.8)
States, municipalities and political subdivisions	4.1	(0.2)	53.0	(4.9)	57.1	(5.1)
Foreign governments	93.8	(1.6)	163.8	(9.7)	257.6	(11.3)
Asset-backed	364.0	(2.9)	72.8	(6.2)	436.8	(9.1)
Commercial mortgage-backed	35.7	(0.8)	131.5	(18.5)	167.2	(19.3)
Residential mortgage-backed	72.9	(1.1)	182.1	(34.3)	255.0	(35.4)
U.S. corporate	374.6	(8.7)	562.8	(104.6)	937.4	(113.3)
Foreign corporate	176.3	(2.8)	220.5	(33.5)	396.8	(36.3)
Total fixed maturity securities	$1,133.9	$(18.1)	$1,396.3	$(212.5)	$2,530.2	$(230.6)
Total gross unrealized losses represented approximately 7% of the aggregate fair value of the related securities as of March 31, 2026 and 9% as of December 31, 2025. Approximately 20% and 8% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of March 31, 2026 and December 31, 2025, respectively. The total gross unrealized losses are comprised of 2,423 and 1,827 individual securities as of March 31, 2026 and December 31, 2025, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of March 31, 2026 and December 31, 2025 were related to non-credit factors and therefore, did not recognize credit-related losses during the three months ended March 31, 2026. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of March 31, 2026, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $4.9 million as of March 31, 2026, and from less than $0.1 million to $5.0 million as of December 31, 2025.
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
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Origination Year
	2026	2025	2024	2023	2022	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$9.2	$50.6	$48.3	$23.5	$25.6	$69.6	$226.8	71.8%
71% to 80%	—	—	5.0	11.2	8.6	15.3	40.1	12.7%
81% to 95%	—	2.3	1.0	—	9.3	14.1	26.7	8.5%
Greater than 95%	—	—	—	3.8	9.9	8.6	22.3	7.0%
Total	$9.2	$52.9	$54.3	$38.5	$53.4	$107.6	$315.9	100.0%

	March 31, 2026
	Origination Year
	2026	2025	2024	2023	2022	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$1.7	$6.8	$4.5	$0.5	$12.8	$38.8	$65.1	20.6%
1.5 to 2.0	1.9	13.3	19.4	8.7	9.2	23.8	76.3	24.2%
1.0 to 1.5	5.6	32.8	27.8	14.2	11.0	22.3	113.7	36.0%
Less than 1.0	—	—	2.6	15.1	20.4	22.7	60.8	19.2%
Total	$9.2	$52.9	$54.3	$38.5	$53.4	$107.6	$315.9	100.0%

	December 31, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Loan to value ratios (1):
70% and less	$50.4	$48.5	$27.4	$25.7	$32.2	$44.4	$228.6	69.0%
71% to 80%	—	5.0	11.0	7.5	16.0	5.7	45.2	13.6%
81% to 95%	2.3	1.0	2.4	10.5	12.0	—	28.2	8.5%
Greater than 95%	—	—	3.8	14.9	10.7	—	29.4	8.9%
Total	$52.7	$54.5	$44.6	$58.6	$70.9	$50.1	$331.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. The amounts presented below for short-term investments, other investments, cash equivalents, other assets and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, the Retiree Medical Pension 401(h), and other derivatives. Other liabilities are comprised of investments in the AIP and contingent considerations related to business combinations. The fair value amounts presented for other investments are received directly from third parties.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	March 31, 2026
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$63.1	$—		$63.1		$—
States, municipalities and political subdivisions	94.8	—		94.8		—
Foreign governments	615.0	—		615.0		—
Asset-backed	850.1	—		713.4		136.7
Commercial mortgage-backed	419.0	—		419.0		—
Residential mortgage-backed	1,001.5	—		1,001.5		—
U.S. corporate	3,970.5	—		3,897.8		72.7
Foreign corporate	1,769.8	—		1,756.3		13.5
Equity securities:
Mutual funds	37.9	16.3		—		21.6
Common stocks	2.2	2.2		—		—
Non-redeemable preferred stocks	157.2	—		156.8		0.4
Short-term investments	278.0	269.8	(2)	8.2	(3)	—
Other investments	69.5	69.5	(1)	—		—
Cash equivalents	1,156.7	1,141.9	(2)	14.8	(3)	—
Other assets	5.0	—		—		5.0	(4)
Total financial assets	$10,490.3	$1,499.7		$8,740.7		$249.9

Financial Liabilities
Other liabilities	$93.6	$61.9	(1)	$—		$31.7	(5)
Total financial liabilities	$93.6	$61.9		$—		$31.7

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	December 31, 2025
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
(3)Primarily includes fixed maturity securities.
(4)Primarily includes derivatives.
(5)Includes contingent consideration liabilities.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	March 31, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$309.5	$306.0	$—	$—	$306.0
Other investments	12.3	12.3	1.1	—	11.2
Other assets	27.1	27.1	—	—	27.1
Total financial assets	$348.9	$345.4	$1.1	$—	$344.3
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$1.8	$1.7	$—	$—	$1.7
Funds withheld under reinsurance	287.1	287.1	287.1	—	—
Debt	2,207.5	2,143.0	—	2,143.0	—
Total financial liabilities	$2,496.4	$2,431.8	$287.1	$2,143.0	$1.7

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$324.7	$323.1	$—	$—	$323.1
Other investments	12.4	12.4	1.1	—	11.3
Other assets	31.3	31.3	—	—	31.3
Total financial assets	$368.4	$366.8	$1.1	$—	$365.7
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$1.8	$1.8	$—	$—	$1.8
Funds withheld under reinsurance	266.4	266.4	266.4	—	—
Debt	2,206.9	2,164.5	—	2,164.5	—
Total financial liabilities	$2,475.1	$2,432.7	$266.4	$2,164.5	$1.8
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
9. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$10,187.6	$9,992.8
Costs deferred	1,056.2	1,163.9
Amortization	(1,042.4)	(1,196.9)
Ending balance	$10,201.4	$9,959.8

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

	For the Three Months Ended March 31,
	2026	2025
Claims and benefits payable, at beginning of period	$2,101.2	$2,914.2
Less: Reinsurance ceded and other	(899.0)	(1,669.8)
Net claims and benefits payable, at beginning of period	1,202.2	1,244.4
Incurred losses and loss adjustment expenses related to:
Current year	801.3	841.0
Prior years	(32.2)	(61.3)
Total incurred losses and loss adjustment expenses	769.1	779.7
Paid losses and loss adjustment expenses related to:
Current year	309.9	350.2
Prior years	394.3	389.7
Total paid losses and loss adjustment expenses	704.2	739.9
Net claims and benefits payable, at end of period	1,267.1	1,284.2
Plus: Reinsurance ceded and other (1)	901.5	1,285.9
Claims and benefits payable, at end of period (1)	$2,168.6	$2,570.1
(1)Includes reinsurance recoverables and claims and benefits payable of $183.4 million and $492.4 million as of March 31, 2026 and 2025, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $32.2 million and $61.3 million for the three months ended March 31, 2026 and 2025, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $23.3 million and $31.7 million in net favorable loss development for the three months ended March 31, 2026 and 2025, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Connected Living contributed $7.7 million of net favorable development, of which $7.3 million was from mobile and $1.6 million was from extended service contracts, partially offset by $1.2 million of net unfavorable development from financial services and other insurance products. Mobile development reflected reserve releases as a new client’s actual loss experience replaced initial pricing assumptions. Extended service contract favorability primarily reflected reserve releases driven by improving loss ratio assumptions based on limited claims emergence. Financial services and other insurance products experienced unfavorable development driven by higher claim frequencies, including the impact of winter storms on travel products. Global Automotive contributed $15.6 million of net favorable development, primarily reflecting favorability in severity assumptions within an asset protection product. For the three months ended March 31, 2025, the favorable development was also primarily from Connected Living and due to similar drivers. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Global Housing contributed $11.0 million and $27.6 million of net favorable loss development for the three months ended March 31, 2026 and 2025, respectively. The net favorable loss development for the three months ended March 31, 2026 consisted of $18.8 million of net favorable non-catastrophe development and $7.8 million of net unfavorable development from prior catastrophe events. The net favorable non-catastrophe development was driven by $13.1 million from lender-placed hazard due to easing inflation and lower frequency as observed by favorable actual loss emergence data compared to prior estimates. The net favorable loss development for the three months ended March 31, 2025 was primarily attributable to favorable frequency, easing inflation and legislative reform changes in Florida.
All others contributed $2.1 million of net unfavorable loss development and $2.0 million of net favorable loss development for the three months ended March 31, 2026 and 2025 respectively.
11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended March 31, 2026
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2025	$(351.5)	$(63.0)	$1.8	$(131.5)	$(544.2)
Change in accumulated other comprehensive income (loss) before reclassifications	5.5	(101.7)	(0.5)	(0.4)	(97.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12.1	(0.4)	0.6	12.3
Net current-period other comprehensive income (loss)	5.5	(89.6)	(0.9)	0.2	(84.8)
Balance at March 31, 2026	$(346.0)	$(152.6)	$0.9	$(131.3)	$(629.0)

	Three Months Ended March 31, 2025
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)
Change in accumulated other comprehensive income (loss) before reclassifications	8.8	61.8	1.7	—	72.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.4	(0.3)	2.2	15.3
Net current-period other comprehensive income (loss)	8.8	75.2	1.4	2.2	87.6
Balance at March 31, 2025	$(406.4)	$(216.7)	$3.6	$(129.0)	$(748.5)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended March 31,
	2026	2025
Net unrealized losses on investments	$15.3	$17.0	Net realized losses on investments and fair value changes to equity securities
	(3.2)	(3.6)	Provision for income taxes
	$12.1	$13.4	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.5)	$(0.7)	Interest expense
Foreign exchange derivatives	—	0.3	Underwriting, selling, general and administrative expenses
	(0.5)	(0.4)
	0.1	0.1	Provision for income taxes
	$(0.4)	$(0.3)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.7	$0.3	(1)
Settlement loss	—	2.5	(1)
	0.7	2.8
	(0.1)	(0.6)	Provision for income taxes
	$0.6	$2.2	Net of tax
Total reclassifications for the period	$12.3	$15.3	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$274.1	$146.6
Less: Earnings allocated to participating securities	(2.3)	(1.4)
Net income used in basic and diluted per common share calculations	$271.8	$145.2

Denominator
Weighted average common shares outstanding used in basic per common share calculations	49,702,511	50,799,019
Incremental common shares from:
PSUs	494,763	449,697
ESPP	273	—
Weighted average common shares outstanding used in diluted per common share calculations	50,197,547	51,248,716

Earnings per common share – Basic	$5.47	$2.86
Earnings per common share – Diluted	$5.41	$2.83
Average PSUs totaling 15,745 and 15,279 for the three months ended March 31, 2026 and 2025, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
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
The following table presents the components of net periodic benefit cost for the Pension Benefits and Plan Benefits for the three months ended March 31, 2026 and 2025:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Plan Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Interest cost	$5.6	$6.3	$0.5	$0.6	$—	$—
Expected return on plan assets	(9.0)	(9.7)	—	—	—	—
Amortization of net loss	0.4	—	0.3	0.3	—	—
Settlement loss	—	—	—	—	—	2.5
Net periodic benefit cost	$(3.0)	$(3.4)	$0.8	$0.9	$—	$2.5

The Assurant Pension Plan funded status was $95.3 million at March 31, 2026 and $96.1 million at December 31, 2025 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 120% and 119% funded status at March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, no cash was contributed to

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2026.
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.7 million of letters of credit outstanding as of March 31, 2026 and December 31, 2025.
Legal and Regulatory Matters
The Company is involved in a variety of litigation and legal and regulatory proceedings relating to its current and past business operations and, from time to time, it may become involved in other such actions. The Company defends such actions vigorously. The Company has participated and may participate in settlements on terms that the Company considers reasonable.
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
15. Restructuring and Related Impairment Charges
In December 2025, the Company finalized a new restructuring plan (the “2025 Plan”) to optimize operational efficiencies and reduce its global footprint. Total costs of $28.7 million were incurred in fourth quarter 2025 related to the 2025 Plan, and no additional costs are expected to be incurred for this plan.
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
There were no costs incurred related to either restructuring plan for the three months ended March 31, 2026. For the three months ended March 31, 2025, there was $1.1 million of net reduction recorded for restructuring costs under the 2022 Plan, which included a $3.0 million reduction to previously estimated and recorded contract exit costs, partially offset by $1.9 million of severance and other employee benefits charges.
The following table shows the rollforward of the accrued liability by major type.

	Severance and Other Employee Benefits	Contract Exit Costs
Balance at January 1, 2026	$32.0	$7.2
Cash payments	(12.0)	(0.4)
Balance at March 31, 2026	$20.0	$6.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2025 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three months ended March 31, 2026 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three months ended March 31, 2026 (“First Quarter 2026”) and the three months ended March 31, 2025 (“First Quarter 2025”).
Some of the statements in this Report, including our business and financial plans and any statements regarding our anticipated future financial performance, business prospects, growth and operating strategies and similar matters, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of words such as “outlook,” “objective,” “will,” “may,” “can,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” and the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this Report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that our future plans, estimates or expectations will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. We undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments. The following factors could cause our actual results to differ materially from those currently estimated by management:
(i)the impact of general economic, financial market and political conditions and conditions in the markets in which we operate, including inflation, geopolitical conflict in the Middle East, tariff policies in the United States and abroad, global supply chain impacts and recessionary pressures;
(ii)the loss of significant clients, distributors or other parties with whom we do business, or if we are unable to renew contracts with them on favorable terms, or if they disintermediate us, or if those parties face financial, reputational or regulatory issues;
(iii)significant competitive pressures, changes in customer preferences and disruption, including the impact of artificial intelligence;
(iv)the failure to execute our strategy, including through organic growth and the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce;
(v)the failure to find suitable acquisitions at attractive prices, integrate acquired businesses or divest of non-strategic businesses effectively;
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
(xii)the impact of catastrophe and non-catastrophe losses, including as a result of climate change and the current inflationary environment;
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
For additional information on factors that could affect our actual results, please refer to “Critical Factors Affecting Results” below and in Item 7 of our 2025 Annual Report, and “Item 1A—Risk Factors” below and in our 2025 Annual Report.
Segment Information
As of March 31, 2026, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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

Executive Summary
Summary of Financial Results
Consolidated net income increased $127.5 million, or 87%, to $274.1 million for First Quarter 2026 from $146.6 million for First Quarter 2025, driven by lower reportable catastrophes and higher Global Lifestyle earnings.
Global Lifestyle Adjusted EBITDA increased $38.9 million, or 20%, to $236.7 million for First Quarter 2026 from $197.8 million for First Quarter 2025, driven by double-digit earnings growth across both Connected Living and Global Automotive. Results included $13.2 million from a real estate joint venture gain, of which $10.2 million was in Global Automotive. Connected Living results benefitted from subscriber growth in mobile protection programs and trade-in performance. Global Automotive results increased from higher investment income, including the gain described above, and improved loss experience.
Global Lifestyle net earned premiums, fees and other income increased $244.4 million, or 11%, to $2.55 billion for First Quarter 2026 from $2.31 billion for First Quarter 2025, driven primarily by Connected Living growth from higher trade-in volumes and global mobile protection programs, as well as higher contributions from extended service contract programs, including a recently launched U.S. program.
Global Housing Adjusted EBITDA increased $124.3 million, or 111%, to $236.7 million for First Quarter 2026 from $112.4 million for First Quarter 2025, mainly from $132.3 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA decreased $8.0 million, or 3%, including $7.6 million of lower favorable prior year reserve development. First Quarter 2026 had $18.8 million of favorable non-catastrophe prior year reserve development, compared to $26.4 million of favorable non-catastrophe prior year reserve development in First Quarter 2025. Underlying results, excluding prior year reserve development, were flat, with unfavorable non-catastrophe loss experience offset by growth within Homeowners from higher lender-placed policies in-force and increased contributions from specialty products. Higher investment income also supported results.
Global Housing net earned premiums, fees and other income increased $72.3 million, or 11%, to $729.1 million for First Quarter 2026 from $656.8 million for First Quarter 2025, driven by higher policies in-force and average premiums within lender-placed, and increases across various specialty products and Renters and Other.
Corporate and Other Adjusted EBITDA decreased $3.9 million, or 14%, to $(31.9) million for First Quarter 2026 from $(28.0) million for First Quarter 2025, driven by organic investments to support our home warranty business, partially offset by higher investment income from higher assets.
Critical Factors Affecting Results
Our results depend on, among other things, the appropriateness of our product pricing, underwriting, the accuracy of our reserving methodology for future policyholder benefits and claims, the frequency and severity of reportable and non-reportable catastrophes, returns on and values of invested assets, our investment income, and our ability to enhance operational efficiencies and manage our expenses. Our results also depend on our ability to profitably grow our businesses, including our Connected Living, Global Automotive, and Renters and Other businesses, and the performance of our Homeowners business, which will be impacted by our ability to provide a superior customer experience, including from our investments in technology and digital initiatives. Factors affecting these items, including conditions in the financial markets, the global economy, political conditions and the markets in which we operate, fluctuations in exchange rates, interest rates and inflation, and tariffs and global supply chain disruptions may have a material adverse effect on our results of operations or financial condition. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors” below and in our 2025 Annual Report, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting Results” in our 2025 Annual Report.
Our results may also be impacted by our ability to capitalize on opportunities for further growth, including within adjacent markets such as home warranty. Our mobile business is subject to volatility in mobile device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences and client forecasts and demands. Our Homeowners revenue is impacted by changes in the housing market, as well as the voluntary insurance market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2025 Annual Report.

Critical Accounting Policies and Estimates
Our 2025 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2025 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for First Quarter 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Net earned premiums	$2,781.9	$2,562.3
Fees and other income	499.8	402.9
Net investment income	159.6	124.8
Net realized losses on investments and fair value changes to equity securities	(21.2)	(16.0)
Total revenues	3,420.1	3,074.0
Benefits, losses and expenses:
Policyholder benefits	769.1	779.7
Underwriting, selling, general and administrative expenses	2,287.1	2,083.8
Interest expense	28.3	26.8
Total benefits, losses and expenses	3,084.5	2,890.3
Income before provision for income taxes	335.6	183.7
Provision for income taxes	61.5	37.1
Net income	$274.1	$146.6
For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net income increased $127.5 million, or 87%, to $274.1 million for First Quarter 2026 from $146.6 million for First Quarter 2025, primarily due to $104.8 million of lower after-tax reportable catastrophes, higher Global Lifestyle earnings, and a lower annualized effective tax rate, mainly driven by transferrable tax credits recorded in First Quarter 2026 and higher tax benefits on stock-based compensation. The increase in net income was partially offset by $6.5 million of higher after-tax depreciation expense, mainly due to higher software assets placed into service, and lower Global Housing earnings, excluding the impact of reportable catastrophes.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenues
Net earned premiums	$2,094.3	$1,945.6
Fees and other income	456.7	361.0
Net investment income	108.9	84.0
Total revenues	2,659.9	2,390.6
Benefits, losses and expenses
Policyholder benefits	503.7	442.4
Selling and underwriting expenses	1,327.2	1,265.8
Cost of sales	265.0	184.8
General expenses	327.3	299.8
Total benefits, losses and expenses	2,423.2	2,192.8
Global Lifestyle Adjusted EBITDA	$236.7	$197.8

Net earned premiums, fees and other income:
Connected Living	$1,480.2	$1,233.4
Global Automotive	1,070.8	1,073.2
Total	$2,551.0	$2,306.6

Net earned premiums, fees and other income:
Domestic	$1,936.4	$1,795.2
International	614.6	511.4
Total	$2,551.0	$2,306.6
For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Adjusted EBITDA increased $38.9 million, or 20%, to $236.7 million for First Quarter 2026 from $197.8 million for First Quarter 2025, primarily driven by subscriber growth in domestic mobile device protection programs and trade-in performance within Connected Living, as well as growth in Global Automotive, mainly from higher investment income, including a $10.2 million gain on the sale of a real estate joint venture, and improved domestic loss experience.
Total revenues increased $269.3 million, or 11%, to $2.66 billion for First Quarter 2026 from $2.39 billion for First Quarter 2025. Net earned premiums increased $148.7 million, or 8%, primarily driven by Connected Living growth from global mobile device protection programs, extended service contracts, including a recently launched U.S. program, and card benefits programs in financial services. Fees and other income increased $95.7 million, or 27%, primarily driven by higher volumes in domestic mobile trade-in programs within Connected Living. Net investment income increased $24.9 million, or 30%, primarily due to a gain on the sale of a real estate joint venture in the First Quarter of 2026 and higher asset balances and yields in fixed maturity securities.
Total benefits, losses and expenses increased $230.4 million, or 11%, to $2.42 billion for First Quarter 2026 from $2.19 billion for First Quarter 2025. Cost of sales increased $80.2 million, or 43%, mainly driven by growth in domestic mobile trade-in programs. Selling and underwriting expenses increased $61.4 million, or 5%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from global mobile device protection programs in line with the increase in net earned premiums. Policyholder benefits increased $61.3 million, or 14%, primarily due to growth in extended service contracts, including a recently launched U.S. program, and higher losses within financial services, partially offset by improved loss experience in Global Automotive. General expenses increased $27.5 million, or 9%, primarily due to higher employee-related expenses to support growth initiatives.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenues
Net earned premiums	$686.0	$615.3
Fees and other income	43.1	41.5
Net investment income	40.7	33.7
Total revenues	769.8	690.5
Benefits, losses and expenses
Policyholder benefits	263.9	333.0
Selling and underwriting expenses	59.9	39.5
General expenses	209.3	205.6
Total benefits, losses and expenses	533.1	578.1
Global Housing Adjusted EBITDA	$236.7	$112.4

Impact of reportable catastrophes	$24.4	$156.7

Net earned premiums, fees and other income
Homeowners	$580.1	$522.9
Renters and Other	149.0	133.9
Total	$729.1	$656.8
For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Adjusted EBITDA increased $124.3 million, or 111%, to $236.7 million for First Quarter 2026 from $112.4 million for First Quarter 2025, mainly due to $132.3 million of lower pre-tax reportable catastrophes primarily related to the California wildfires. Excluding reportable catastrophes, Adjusted EBITDA decreased $8.0 million, or 3%, mainly driven by unfavorable non-catastrophe loss experience, including $7.6 million of lower favorable year-over-year non-catastrophe prior year reserve development. This decrease was partially offset by continued growth within Homeowners from higher lender-placed policies in-force and average premiums and across various specialty products, and higher net investment income.
Total revenues increased $79.3 million, or 11%, to $769.8 million for First Quarter 2026 from $690.5 million for First Quarter 2025. Net earned premiums increased $70.7 million, or 11%, primarily driven by Homeowners from higher lender-placed policies in-force and average premiums and growth across various specialty products, as well as growth in Renters and Other, primarily from the prior year acquisition of a block of renters policies. Net investment income increased $7.0 million, or 21%, primarily due to a gain on the sale of a real estate joint venture along with higher invested asset balances. Fees and other income increased $1.6 million, or 4%, primarily driven by continued growth in service fees within Homeowners.
Total benefits, losses and expenses decreased $45.0 million, or 8%, to $533.1 million for First Quarter 2026 from $578.1 million for First Quarter 2025. Policyholder benefits decreased $69.1 million, or 21%, primarily due to lower reportable catastrophe losses, partially offset by higher non-catastrophe losses from severity and exposure growth, as well as $7.6 million of lower favorable year-over-year non-catastrophe prior year reserve development. First Quarter 2026 had $18.8 million of favorable non-catastrophe prior year reserve development compared to $26.4 million in First Quarter 2025. Selling and underwriting expenses increased $20.4 million, or 52%, primarily driven by lower National Flood Insurance Program commission income and higher Renters and Other commissions related to the prior year acquisition of a block of renters policies. General expenses increased $3.7 million, or 2%, primarily due to higher costs associated with net earned premium growth.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenues
Net earned premiums	$—	$—
Fees and other income	—	0.4
Net investment income	9.3	5.8
Total revenues	9.3	6.2
Benefits, losses and expenses
Policyholder benefits	—	—
General expenses	41.2	34.2
Total benefits, losses and expenses	41.2	34.2
Corporate and Other Adjusted EBITDA	$(31.9)	$(28.0)
For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Adjusted EBITDA decreased $3.9 million, or 14%, to $(31.9) million for First Quarter 2026 from $(28.0) million for First Quarter 2025. The change in results was primarily due to higher general expenses, primarily from investments in our home warranty business, partially offset by higher net investment income, as explained below.
Total revenues increased $3.1 million, or 50%, to $9.3 million for First Quarter 2026 from $6.2 million for First Quarter 2025, primarily driven by an increase in net investment income of $3.5 million, or 60%, mostly due to higher assets and yields on fixed maturities.
Total benefits, losses and expenses increased $7.0 million, or 20%, to $41.2 million for First Quarter 2026 from $34.2 million for First Quarter 2025, primarily driven by an increase in general expenses of $7.0 million, mostly due to higher investments in our home warranty business and higher employee-related expenses.

Investments
We had total investments of $10.22 billion and $10.06 billion as of March 31, 2026 and December 31, 2025, respectively. Net unrealized losses on our fixed maturity securities portfolio increased $114.4 million during First Quarter 2026, from a $55.7 million unrealized loss at December 31, 2025 to a $170.1 million unrealized loss as of March 31, 2026, primarily due to an increase in Treasury rates.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	March 31, 2026		December 31, 2025
Aaa / Aa / A	$4,885.2	55.6%	$4,710.9	54.9%
Baa	3,266.0	37.2%	3,257.9	38.0%
Ba	543.4	6.2%	527.6	6.2%
B and lower	89.2	1.0%	81.3	0.9%
Total	$8,783.8	100.0%	$8,577.7	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Fixed maturity securities	$119.4	$100.9
Equity securities	2.8	2.9
Commercial mortgage loans on real estate	4.5	5.0
Short-term investments	4.7	5.0
Other investments	18.3	(1.0)
Cash and cash equivalents	14.3	16.0
Total investment income	164.0	128.8
Investment expenses	(4.4)	(4.0)
Net investment income	$159.6	$124.8
Net investment income increased $34.8 million, or 28%, to $159.6 million for First Quarter 2026 from $124.8 million for First Quarter 2025. The increase was primarily driven by increased income in other investments due to a gain on the sale of a real estate joint venture, and increased income from fixed maturities related to higher yields and assets, partially offset by lower income from short-term investments and cash and cash equivalents due to lower yields.
Net realized losses on investments and fair value changes to equity securities increased $5.2 million, or 33%, to $21.2 million for First Quarter 2026 from $16.0 million for First Quarter 2025. The increase was primarily driven by $5.6 million in impairments in other investments and fixed maturities and $2.7 million in fair value changes in equity securities that was primarily driven by increased losses on preferred stocks mostly related to an increase in interest rates and a decrease in valuation adjustments in the measurement alternatives portfolio. This was partially offset by reduced losses on sales of fixed maturity securities.
As of March 31, 2026, we owned $14.5 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $13.6 million of municipal securities, which had a credit rating of A+ with the guarantee, but would have had a credit rating of AA- without the guarantee.
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
In January 2025, we entered into an agreement to sell our Miami, Florida property for a purchase price of $126.0 million, subject to certain adjustments and to the buyer receiving the requisite development approvals. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of

March 31, 2026, less estimated costs to sell. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that the transaction will be consummated.
Regulatory Requirements
Assurant, Inc. is a holding company and, as such, has limited direct operations of its own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends and other statutorily permissible payments from our subsidiaries. Our subsidiaries’ ability to pay such dividends and make such other payments is regulated by the states and territories in which our subsidiaries are domiciled. These dividend regulations vary by jurisdiction and by type of insurance provided by the applicable subsidiary, but generally require our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends they can pay to the holding company. See “Item 1—Business—Regulation—U.S. Insurance Regulation” and “Item 1A—Risk Factors—Legal and Regulatory Risks—Changes in insurance regulation may reduce our profitability and limit our growth” in our 2025 Annual Report. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends from insurance subsidiaries is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company (“A.M. Best”). For the year ending December 31, 2026, the maximum amount of dividends our regulated U.S. domiciled insurance subsidiaries could pay us, under applicable laws and regulations without prior regulatory approval, is approximately $791.9 million. Our international and non-insurance subsidiaries provide additional sources of dividends.
Regulators or rating agencies could become more conservative in their methodology and criteria, increasing capital requirements for our insurance subsidiaries or the enterprise. For further information on our ratings and the risks of ratings downgrades, see “Item 1—Business—Ratings” and “Item 1A—Risk Factors—Financial Risks—A decline in the financial strength ratings of our insurance subsidiaries could adversely affect our results of operations and financial condition” in our 2025 Annual Report.
Holding Company
As of March 31, 2026, we had approximately $836.0 million in holding company liquidity, $611.0 million above our minimum level of $225.0 million. The minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is an internal minimum level we seek to maintain, calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $928.9 million as of March 31, 2026) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $137.6 million and $925.1 million for First Quarter 2026 and Twelve Months 2025, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During First Quarter 2026, we made common stock repurchases and paid dividends to our common stockholders of $169.0 million. We paid dividends of $0.88 per common share on March 30, 2026 to stockholders of record as of February 17, 2026. Any determination to declare and pay future dividends is at the sole discretion of the Board of Directors (the “Board”) and depends upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. Payments of dividends on shares of common stock will be restricted if an event of default has occurred or if the proposed common stock dividend payment would cause an event of default under the Credit Facility (as defined below); or if we defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below).
During First Quarter 2026, we repurchased 556,137 shares of our outstanding common stock at a cost of $125.0 million, exclusive of commissions. In November 2023, the Board authorized a share repurchase program for up to $600.0 million of our outstanding common stock. In November 2025, the Board authorized a share repurchase program for up to $700.0 million of our outstanding common stock. As of March 31, 2026, $649.7 million aggregate cost at purchase remained unused under the November 2025 repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.

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
To complete a study for a particular line of business, models are developed to project asset and liability cash flows and balance sheet items under a varied set of plausible economic scenarios. These models consider many factors including the current investment portfolio, the required capital for the related assets and liabilities, our tax position and projected cash flows from both existing and projected new business. For risks related to modeling, see “Item 1A – Risk Factors – Financial Risks –Actual results may differ materially from the analytical models we use to assist in our decision-making in key areas such as pricing, catastrophe risks, reserving and capital management.” in our 2025 Annual Report.
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
Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.90% Senior Notes due March 2028	$300.0	$299.1	$300.0	$299.0
3.70% Senior Notes due February 2030	350.0	348.6	350.0	348.5
2.65% Senior Notes due January 2032	350.0	347.8	350.0	347.7
6.75% Senior Notes due February 2034	275.0	273.1	275.0	273.1
5.55% Senior Notes due February 2036	300.0	296.2	300.0	296.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 (1)	400.0	398.5	400.0	398.3
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.2
Total debt		$2,207.5		$2,206.9
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

We made no borrowings under the Credit Facility during First Quarter 2026, and no loans were outstanding under the Credit Facility as of March 31, 2026.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is backed up by the Credit Facility, of which $500.0 million was available as of March 31, 2026.
We did not use the commercial paper program during First Quarter 2026 and there were no amounts relating to the commercial paper program outstanding as of March 31, 2026.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
Net cash provided by (used in):	2026	2025
Operating activities	$240.3	$392.4
Investing activities	(282.3)	(421.6)
Financing activities	(202.6)	(118.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	9.8
Net change in cash	$(242.4)	$(138.1)
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
Net cash provided by operating activities was $240.3 million for First Quarter 2026 compared to net cash provided by operating activities of $392.4 million for First Quarter 2025. The change in net operating cash flows was largely attributable to the timing of collections of premiums and fees in our mobile business.
Net cash used in investing activities was $282.3 million for First Quarter 2026 compared to net cash used in investing activities of $421.6 million for First Quarter 2025. The change in net investing cash flows was primarily driven by the reduction in investments purchased due to lower net cash provided by operating activities. Also contributing to the change was the increase in sales of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $202.6 million for First Quarter 2026 compared to net cash used in financing activities of $118.7 million for First Quarter 2025. The change in net financing cash flows was primarily due to higher share repurchases for First Quarter 2026.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Interest paid on debt	$53.2	$50.4
Common stock dividends	44.0	40.9
Total	$97.2	$91.3
Letters of Credit
In the normal course of business, letters of credit are issued primarily to support reinsurance arrangements in which we are the reinsurer. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.7 million of letters of credit outstanding as of March 31, 2026 and December 31, 2025.

Limited Recourse Note
In 2024, we entered into a financing arrangement pursuant to which we are able to issue a $100 million limited recourse note and, in return, obtain a $100 million asset-backed note from a Delaware master trust. As of March 31, 2026, no notes have been issued under this arrangement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For our market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based on such evaluation, management, including our CEO and CFO, has concluded that as of March 31, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of March 31, 2026, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings in which we are involved, see “Commitments and Contingencies—Legal and Regulatory Matters” in Note 14 to the Consolidated Financial Statements included elsewhere in this Report, which is hereby incorporated by reference.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. For a discussion of potential risks or uncertainties affecting us, please refer to the information under the heading “Item 1A—Risk Factors” in our 2025 Annual Report. Additional risks and uncertainties that are not yet identified or that we currently believe to be immaterial may also materially harm our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities:

(In millions, except number of shares and per share amounts)
Period in 2026	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 1 - January 31	101,291	$236.66	101,291	$750.7
February 1 - February 28	139,837	227.19	139,837	718.9
March 1 - March 31	315,009	219.79	315,009	649.7
Total	556,137	$224.73	556,137	$649.7
(1)Shares repurchased pursuant to the November 2023 and November 2025 publicly announced share repurchase authorizations of up to $600.0 million and $700.0 million aggregate cost at purchase of outstanding common stock, respectively. As of March 31, 2026, $649.7 million aggregate cost at purchase remained unused under the November 2025 repurchase authorization.
Item 5. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
On February 13, 2026, Keith Meier, our Chief Financial Officer, adopted a plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Plan”). Mr. Meier’s Plan provides for the sale of up to 25,000 shares of our common stock, and terminates on the earlier of: (i) February 26, 2027, (ii) the date all shares are sold thereunder or (iii) such date that the Plan is otherwise terminated according to its terms.
On March 20, 2026, Bob Lonergan, our Chief Strategy and Transformation Officer, adopted a Plan. Mr. Lonergan’s Plan provides for the sale of up to 7,000 shares of our common stock, and terminates on the earlier of: (i) March 31, 2027, (ii) the date all shares are sold thereunder or (iii) such date that the Plan is otherwise terminated according to its terms.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1	Amended and Restated Assurant, Inc. Executive Short Term Incentive Plan, effective as of February 9, 2026.*

10.2	Form of Assurant, Inc. Restricted Stock Unit Award Agreement for Performance-Based Awards, effective as of January 28, 2026.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: May 7, 2026