Form 10-Q
period 2026-06-30
ASSURANT, INC.
filed 2026-08-06
CIK 1267238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding at July 31, 2026 was 49,323,767.

ASSURANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Assurant, Inc.
Consolidated Balance Sheets (unaudited)

	June 30, 2026	December 31, 2025
	(in millions, except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (net of allowances for credit losses of $— and $1.9 at June 30, 2026 and December 31, 2025, respectively; amortized cost - $9,133.1 and $8,635.3 at June 30, 2026 and December 31, 2025, respectively)	$8,989.5	$8,577.7
Equity securities at fair value	195.7	207.1
Commercial mortgage loans on real estate, at amortized cost (net of allowances for credit losses of $6.3 and $6.7 at June 30, 2026 and December 31, 2025, respectively)	305.4	324.7
Short-term investments	335.2	379.5
Other investments	631.7	573.0
Total investments	10,457.5	10,062.0
Cash and cash equivalents	1,698.7	1,834.1
Premiums and accounts receivable (net of allowances for credit losses of $16.8 and $10.4 at June 30, 2026 and December 31, 2025, respectively)	2,008.4	1,989.4
Reinsurance recoverables (net of allowances for credit losses of $5.2 at June 30, 2026 and December 31, 2025)	6,350.1	6,471.3
Accrued investment income	133.1	135.4
Deferred acquisition costs	10,380.0	10,187.6
Property and equipment, net	849.6	841.7
Goodwill	2,656.3	2,646.3
Other intangible assets, net	487.7	522.0
Other assets (net of allowances for credit losses of $0.9 at June 30, 2026 and December 31, 2025)	1,060.0	1,087.4
Assets held for sale (Note 4)	—	512.4
Total assets	$36,081.4	$36,289.6
Liabilities
Future policy benefits and expenses	$53.8	$55.7
Unearned premiums	21,105.5	20,881.4
Claims and benefits payable	2,109.6	2,101.2
Commissions payable	623.3	640.6
Funds held under reinsurance	282.0	266.4
Accounts payable and other liabilities (including allowances for credit losses of $0.6 and $0.9 at June 30, 2026 and December 31, 2025, respectively, for the unsecured portion of the high deductible recoverables)	3,601.2	3,766.3
Debt	2,208.1	2,206.9
Liabilities held for sale (Note 4)	—	499.5
Total liabilities	29,983.5	30,418.0
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01 per share, 800,000,000 shares authorized, 51,678,269 and 52,089,008 shares issued and 49,382,180 and 49,792,919 shares outstanding at June 30, 2026 and December 31, 2025, respectively	0.5	0.5
Additional paid-in capital	1,685.9	1,711.8
Retained earnings	5,134.3	4,826.3
Accumulated other comprehensive loss	(600.0)	(544.2)
Treasury stock, at cost; 2,296,089 shares at June 30, 2026 and December 31, 2025	(122.8)	(122.8)
Total stockholders’ equity	6,097.9	5,871.6
Total liabilities and stockholders’ equity	$36,081.4	$36,289.6
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except number of shares and per share amounts)
Revenues
Net earned premiums	$2,767.4	$2,587.7	$5,549.3	$5,150.0
Fees and other income	554.6	463.7	1,054.4	866.6
Net investment income	142.4	128.7	302.0	253.5
Net realized losses on investments (including $2.4, $0.0, $(3.2) and $(3.0) of impairment-related gains (losses) for the three and six months ended June 30, 2026 and 2025, respectively) and fair value changes to equity securities	(10.2)	(21.7)	(31.4)	(37.7)
Total revenues	3,454.2	3,158.4	6,874.3	6,232.4
Benefits, losses and expenses
Policyholder benefits	748.3	721.5	1,517.4	1,501.2
Underwriting, selling, general and administrative expenses	2,300.6	2,121.2	4,587.7	4,205.0
Interest expense	28.4	26.7	56.7	53.5
Total benefits, losses and expenses	3,077.3	2,869.4	6,161.8	5,759.7
Income before income tax expense	376.9	289.0	712.5	472.7
Income tax expense	78.3	53.7	139.8	90.8
Net income	$298.6	$235.3	$572.7	$381.9

Earnings Per Common Share
Basic	$5.98	$4.60	$11.45	$7.46
Diluted	$5.95	$4.56	$11.34	$7.38

Share Data
Weighted average common shares outstanding used in basic per common share calculations	49,520,710	50,675,804	49,611,108	50,737,072
Plus: Dilutive securities	310,706	436,547	471,659	511,121
Weighted average common shares outstanding used in diluted per common share calculations	49,831,416	51,112,351	50,082,767	51,248,193

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$298.6	$235.3	$572.7	$381.9
Other comprehensive income (loss):
Change in unrealized losses on securities, net of taxes of $(3.7), $(22.1), $17.5 and $(40.3) for the three and six months ended June 30, 2026 and 2025, respectively	22.7	69.2	(66.9)	144.4
Change in unrealized gains on derivative transactions, net of taxes of $0.5, $(0.1) $0.7 and $(0.5) for the three and six months ended June 30, 2026 and 2025, respectively	(3.1)	0.6	(4.0)	2.0
Change in foreign currency translation, net of taxes of $(0.7), $(0.5), $(0.4) and $(2.9) for the three and six months ended June 30, 2026 and 2025, respectively	8.5	43.9	14.0	52.7
Change in pension and postretirement unrecognized net periodic benefit cost, net of taxes of $(0.2), $—, $(0.3) and $(0.6) for the three and six months ended June 30, 2026 and 2025, respectively	0.9	0.2	1.1	2.4
Total other comprehensive income (loss)	29.0	113.9	(55.8)	201.5
Total comprehensive income	$327.6	$349.2	$516.9	$583.4

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at March 31, 2026	$0.5	$1,671.4	$4,949.3	$(629.0)	$(122.8)	$5,869.4
Stock plan compensation expense	—	25.8	—	—	—	25.8
Common stock dividends ($0.88 per share)	—	—	(47.9)	—	—	(47.9)
Acquisition of common stock	—	(11.3)	(65.7)	—	—	(77.0)
Net income	—	—	298.6	—	—	298.6
Other comprehensive loss	—	—	—	29.0	—	29.0
Balance at June 30, 2026	$0.5	$1,685.9	$5,134.3	$(600.0)	$(122.8)	$6,097.9

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at March 31, 2025	$0.5	$1,673.9	$4,431.1	$(748.5)	$(122.8)	$5,234.2
Stock plan compensation expense	—	22.4	—	—	—	22.4
Common stock dividends ($0.80 per share)	—	—	(42.7)	—	—	(42.7)
Acquisition of common stock	—	(11.8)	(52.8)	—	—	(64.6)
Net income	—	—	235.3	—	—	235.3
Other comprehensive income	—	—	—	113.9	—	113.9
Balance at June 30, 2025	$0.5	$1,684.5	$4,570.9	$(634.6)	$(122.8)	$5,498.5

	Six Months Ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2025	$0.5	$1,711.8	$4,826.3	$(544.2)	$(122.8)	$5,871.6
Stock plan exercises	—	8.4	—	—	—	8.4
Stock plan compensation expense	—	43.4	—	—	—	43.4
Common stock dividends ($1.76 per share)	—	—	(91.9)	—	—	(91.9)
Acquisition of common stock	—	(77.7)	(172.8)	—	—	(250.5)
Net income	—	—	572.7	—	—	572.7
Other comprehensive income	—	—	—	(55.8)	—	(55.8)
Balance at June 30, 2026	$0.5	$1,685.9	$5,134.3	$(600.0)	$(122.8)	$6,097.9

Assurant, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(in millions)
Balance at December 31, 2024	$0.5	$1,686.8	$4,378.3	$(836.1)	$(122.8)	$5,106.7
Stock plan exercises	—	7.6	—	—	—	7.6
Stock plan compensation expense	—	37.5	—	—	—	37.5
Common stock dividends ($1.60 per share)	—	—	(83.6)	—	—	(83.6)
Acquisition of common stock	—	(47.4)	(105.7)	—	—	(153.1)
Net income	—	—	381.9	—	—	381.9
Other comprehensive income	—	—	—	201.5	—	201.5
Balance at June 30, 2025	$0.5	$1,684.5	$4,570.9	$(634.6)	$(122.8)	$5,498.5
See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Operating activities
Net income	$572.7	$381.9
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in net income from operations:
Deferred tax expense	90.7	26.6
Depreciation and amortization	134.1	115.7
Net realized losses on investments, including impairment losses	31.4	37.7
Loss on sale of business	0.5	—
Stock based compensation expense	43.4	37.5
Restructuring costs	—	(1.4)
Changes in operating assets and liabilities:
Insurance policy reserves and expenses	183.9	(394.3)
Premiums and accounts receivable	(2.9)	163.8
Commissions payable	(20.9)	26.4
Reinsurance recoverable	121.1	236.1
Funds withheld under reinsurance	16.7	(11.3)
Deferred acquisition costs and value of business acquired	(172.3)	(94.2)
Taxes receivable	(83.5)	(110.1)
Other assets and other liabilities	(199.1)	224.4
Other	(21.1)	19.1
Net cash provided by operating activities	694.7	657.9
Investing activities
Sales of:
Fixed maturity securities available for sale	966.6	650.2
Equity securities	30.3	24.9
Other invested assets	40.8	21.1
Subsidiary, net of cash transferred	1.4	—
Maturities, calls, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	401.6	424.2
Commercial mortgage loans on real estate	41.1	39.1
Purchases of:
Fixed maturity securities available for sale	(1,814.5)	(1,702.9)
Equity securities	(19.5)	(16.4)
Commercial mortgage loans on real estate	(21.6)	(26.6)
Other invested assets	(71.3)	(52.8)
Property and equipment and other	(92.9)	(113.3)
Subsidiaries, net of cash transferred	(15.3)	—
Change in short-term investments	46.7	(32.2)
Other	0.2	0.2
Net cash used in investing activities	(506.4)	(784.5)

Assurant, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Financing activities
Acquisition of common stock	(201.8)	(127.6)
Common stock dividends paid	(91.9)	(83.6)
Employee stock purchases and withholdings	(32.2)	(11.8)
Net cash used in financing activities	(325.9)	(223.0)
Effect of exchange rate changes on cash and cash equivalents	2.2	28.6
Change in cash and cash equivalents	(135.4)	(321.0)
Cash and cash equivalents at beginning of period	1,834.1	1,807.7
Cash and cash equivalents at end of period	$1,698.7	$1,486.7

See the accompanying Notes to Consolidated Financial Statements (unaudited)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

1. Nature of Operations
Assurant, Inc. (the “Company”) redefines the boundaries of protection—safeguarding and servicing connected devices, homes, automobiles, and commercial equipment in partnership with the world's leading brands. The Company leads the way in leveraging insights and technology to transform customer connections that build loyalty and drive value. The Company operates in North America, Latin America, Europe and Asia Pacific through two operating segments: Global Lifestyle and Global Housing. Through its Global Lifestyle segment, the Company provides mobile device solutions, extended service contracts and related services for consumer electronics and appliances, and financial services and other insurance products (referred to as “Connected Living”); and vehicle protection services, commercial equipment protection and other related services (referred to as “Global Automotive”). Through its Global Housing segment, the Company provides lender-placed homeowners, manufactured housing and flood insurance, as well as voluntary manufactured housing, condominium and homeowners insurance (referred to as “Homeowners”); and renters insurance and other products (referred to as “Renters and Other”).
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
The consolidated balance sheet as of June 30, 2026, the consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Restricted Cash
Restricted cash and cash equivalents of $99.0 million and $102.0 million as of June 30, 2026 and December 31, 2025, respectively, principally related to cash deposits involving insurance programs with restrictions as to withdrawal and use, are classified within cash and cash equivalents in the consolidated balance sheets.
3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
Adopted
There were no ASUs adopted by the Company during the quarterly period ended June 30, 2026.
Not Yet Adopted
ASUs issued but not yet adopted as of June 30, 2026, that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are included below. ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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
5. Segment Information
As of June 30, 2026, the Company had two reportable operating segments: Global Lifestyle and Global Housing. In addition, the Company reports the Corporate and Other segment, which includes corporate employee-related expenses, activities of the holding company and investments in the home warranty business.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Global Lifestyle:
Net earned premiums, fees and other income:
Connected Living	$1,554.5	$1,326.4	$3,034.7	$2,559.8
Global Automotive	1,018.4	1,024.4	2,089.2	2,097.6
Net investment income	97.3	87.7	206.2	171.7
Total revenues	2,670.2	2,438.5	5,330.1	4,829.1
Policyholder benefits	512.5	461.5	1,016.2	903.9
Selling and underwriting expense (1)	1,267.7	1,230.2	2,594.9	2,496.0
Cost of sales (2)	302.6	231.4	567.6	416.2
General expenses (3)	343.0	314.0	670.3	613.8
Segment Adjusted EBITDA	$244.4	$201.4	$481.1	$399.2

Global Housing:
Net earned premiums, fees and other income:
Homeowners	$600.4	$552.8	$1,180.5	$1,075.7
Renters and Other	147.4	144.9	296.4	278.8
Net investment income	35.6	34.4	76.3	68.1
Total revenues	783.4	732.1	1,553.2	1,422.6
Policyholder benefits	235.4	258.7	499.3	591.7
Selling and underwriting expense (1)	60.4	52.4	120.3	91.9
General expenses (4)	212.8	206.6	422.1	412.2
Segment Adjusted EBITDA	$274.8	$214.4	$511.5	$326.8

Corporate:
Fees and other income	$—	$1.3	—	1.7
Net investment income	8.8	5.6	18.1	11.4
Total revenues	8.8	6.9	18.1	13.1
Policyholder benefits	—	—	—	—
General expenses (3)	48.8	36.7	90.0	70.9
Segment Adjusted EBITDA	$(40.0)	$(29.8)	$(71.9)	$(57.8)
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents segment Adjusted EBITDA with a reconciliation to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA by segment:
Global Lifestyle	$244.4	$201.4	$481.1	$399.2
Global Housing	274.8	214.4	511.5	326.8
Corporate and Other	(40.0)	(29.8)	(71.9)	(57.8)
Reconciling items to consolidated net income:
Interest expense	(28.4)	(26.7)	(56.7)	(53.5)
Depreciation expense	(44.7)	(35.9)	(88.0)	(71.0)
Amortization of purchased intangible assets	(18.0)	(15.1)	(35.7)	(33.5)
Net realized losses on investments and fair value changes to equity securities	(10.2)	(21.7)	(31.4)	(37.7)
Other adjustments	(1.0)	2.4	3.6	0.2
Total reconciling items	(102.3)	(97.0)	(208.2)	(195.5)
Income before income tax expense	376.9	289.0	712.5	472.7
Income tax expense	78.3	53.7	139.8	90.8
Net income	$298.6	$235.3	$572.7	$381.9
The following table presents total assets by segment:

	June 30, 2026	December 31, 2025
Global Lifestyle (1)	$29,304.7	$28,846.7
Global Housing (1)	5,157.6	5,159.2
Corporate and Other (2)	1,619.1	2,283.7
Segment assets	$36,081.4	$36,289.6
(1)Segment assets for Global Lifestyle and Global Housing do not include net unrealized gains (losses) on securities attributable to those segments, which are all included within Corporate and Other.
(2)Corporate and Other included the assets held for sale of $512.4 million as of December 31, 2025, related to the sale of a subsidiary, and $46.0 million of assets related to the Miami, Florida property as of both June 30, 2026 and December 31, 2025, which met held-for-sale criteria and was included in other assets. Refer to Note 4 for more information on the sale of a subsidiary. During first quarter 2025, the Company entered into an agreement to sell the Miami, Florida property to a buyer for a purchase price of $126.0 million, subject to certain adjustments. The transaction is subject to the buyer receiving the requisite development approvals from relevant state and local government authorities, including approvals relating to land use, rezoning and site plan. There can be no assurance that the transaction will be consummated. The Company has ceased depreciation of these assets which are recorded at carrying value, which is less than the estimated fair value less estimated costs to sell.
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
The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $490.3 million and $402.1 million for Global Lifestyle and $36.9 million and $36.3 million for Global Housing for the three months ended June 30, 2026 and 2025, respectively. The disaggregated revenues from service contracts included in fees and other income on the consolidated statements of operations are $931.9 million and $751.8 million for Global Lifestyle and $69.0 million and $67.0 million for Global Housing for the six months ended June 30, 2026 and 2025, respectively.

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

Global Lifestyle
In the Global Lifestyle segment, revenues from service contracts and sales of products are primarily from the Company’s Connected Living business. Through partnerships with the mobile eco-system, the Company provides administrative services related to its device protection products, including program design and marketing strategy, risk management, data analytics, customer support and claims handling, supply chain and service delivery, repair and logistics, and device disposition. Administrative fees are generally billed monthly based on the volume of services provided during the billing period (for example, based on the number of mobile subscribers) with payment due within a short-term period. Each service or bundle of services, depending on the contract, is an individual performance obligation with a standalone selling price. The Company recognizes revenue as it invoices, which corresponds to the value transferred to the customer.
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
Contract Balances
The receivables and unearned revenue under these contracts were $192.4 million and $155.5 million, respectively, as of June 30, 2026, and $187.6 million and $149.1 million, respectively, as of December 31, 2025. These balances are included in premiums and accounts receivable and accounts payable and other liabilities, respectively, in the consolidated balance sheets. Revenue from service contracts and sales of products recognized during the three months ended June 30, 2026 and 2025 that was included in unearned revenue as of December 31, 2025 and 2024 was $18.9 million and $17.5 million, respectively. Revenue from service contracts and sales of products recognized during the six months ended June 30, 2026 and 2025 that was included in unearned revenue as of December 31, 2025 and 2024 was $37.8 million and $34.9 million, respectively.
In certain circumstances, the Company defers upfront commissions and other costs in connection with client contracts in excess of one year where the Company can demonstrate future economic benefit. For these contracts, expense is recognized as revenues are earned. The Company periodically assesses recoverability based on the performance of the related contracts. As of June 30, 2026 and December 31, 2025, the Company had approximately $65.1 million and $67.6 million, respectively, of such intangible assets that will be expensed over the term of the client contracts.
7. Investments
The following tables show the cost or amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s fixed maturity securities as of the dates indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2026
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$63.9	$—	$0.2	$(1.3)	$62.8
States, municipalities and political subdivisions	98.3	—	0.7	(5.3)	93.7
Foreign governments	647.5	—	8.1	(13.0)	642.6
Asset-backed	861.1	—	4.3	(8.6)	856.8
Commercial mortgage-backed	482.9	—	2.7	(18.6)	467.0
Residential mortgage-backed	1,113.9	—	6.0	(38.7)	1,081.2
U.S. corporate	4,007.8	—	48.0	(119.6)	3,936.2
Foreign corporate	1,857.7	—	28.4	(36.9)	1,849.2
Total fixed maturity securities	$9,133.1	$—	$98.4	$(242.0)	$8,989.5

	December 31, 2025
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.7	$—	$1.0	$(0.8)	$62.9
States, municipalities and political subdivisions	100.0	—	1.2	(5.1)	96.1
Foreign governments	596.1	—	9.1	(11.3)	593.9
Asset-backed	850.2	—	4.6	(9.1)	845.7
Commercial mortgage-backed	431.4	—	5.3	(19.3)	417.4
Residential mortgage-backed	978.6	—	11.5	(35.4)	954.7
U.S. corporate	3,895.5	(1.9)	97.3	(113.3)	3,877.6
Foreign corporate	1,720.8	—	44.9	(36.3)	1,729.4
Total fixed maturity securities	$8,635.3	$(1.9)	$174.9	$(230.6)	$8,577.7
The cost or amortized cost and fair value of fixed maturity securities as of June 30, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Cost or Amortized Cost	Fair Value
Due in one year or less	$153.9	$153.7
Due after one year through five years	1,363.4	1,370.8
Due after five years through ten years	3,722.2	3,738.4
Due after ten years	1,435.7	1,321.6
Total	6,675.2	6,584.5
Asset-backed	861.1	856.8
Commercial mortgage-backed	482.9	467.0
Residential mortgage-backed	1,113.9	1,081.2
Total	$9,133.1	$8,989.5
The following table sets forth the net realized gains (losses) on investments and fair value changes to equity securities, including impairments, recognized in the consolidated statements of operations for the periods indicated:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized (losses) gains on investments related to sales and other and fair value changes to equity securities:
Fixed maturity securities	$(15.2)	$(21.2)	$(28.2)	$(38.2)
Equity securities (1)	2.7	(1.1)	—	1.7
Commercial mortgage loans on real estate	—	0.3	0.3	1.7
Other investments	(0.1)	0.3	(0.3)	0.1
Total net realized losses on investments related to sales and other and fair value changes to equity securities	(12.6)	(21.7)	(28.2)	(34.7)
Net realized losses related to impairments:
Fixed maturity securities	2.5	—	—	—
Other investments	(0.1)	—	(3.2)	(3.0)
Total net realized losses related to impairments	2.4	—	(3.2)	(3.0)
Total net realized losses on investments and fair value changes to equity securities	$(10.2)	$(21.7)	$(31.4)	$(37.7)
(1)Upward adjustments of $0.4 million, $0.5 million, $0.0 million and $2.5 million for the three and six months ended June 30, 2026 and 2025, respectively, and impairments of $0.0 million, $0.0 million, $0.0 million and $3.0 million for the three and six months ended June 30, 2026 and 2025, respectively, were realized on equity investments accounted for under the measurement alternative.
The following table sets forth the portion of fair value changes to equity securities held for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains (losses) recognized on equity securities	$2.7	$(1.1)	$—	$1.7
Less: Net realized gains (losses) related to sales of equity securities	—	(13.5)	—	(14.0)
Total fair value changes to equity securities held	$2.7	$12.4	$—	$15.7
Equity investments accounted for under the measurement alternative are included within other investments on the consolidated balance sheets. The following table summarizes information related to these investments:

	June 30, 2026	December 31, 2025
Initial cost	$84.9	$82.5
Cumulative upward adjustments	56.1	55.6
Cumulative downward adjustments (including impairments)	(22.8)	(22.8)
Carrying value	$118.2	$115.3
The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities as of June 30, 2026 and December 31, 2025 were as follows:

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	June 30, 2026
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$36.1	$(0.4)	$8.1	$(0.9)	$44.2	$(1.3)
States, municipalities and political subdivisions	16.0	(0.5)	48.0	(4.8)	64.0	(5.3)
Foreign governments	193.2	(2.6)	160.2	(10.4)	353.4	(13.0)
Asset-backed	370.0	(1.8)	78.3	(6.8)	448.3	(8.6)
Commercial mortgage-backed	133.8	(2.1)	107.6	(16.5)	241.4	(18.6)
Residential mortgage-backed	495.8	(5.3)	149.6	(33.4)	645.4	(38.7)
U.S. corporate	1,131.0	(20.8)	454.5	(98.8)	1,585.5	(119.6)
Foreign corporate	512.4	(6.0)	165.0	(30.9)	677.4	(36.9)
Total fixed maturity securities	$2,888.3	$(39.5)	$1,171.3	$(202.5)	$4,059.6	$(242.0)

	December 31, 2025
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and government agencies and authorities	$12.5	$—	$9.8	$(0.8)	$22.3	$(0.8)
States, municipalities and political subdivisions	4.1	(0.2)	53.0	(4.9)	57.1	(5.1)
Foreign governments	93.8	(1.6)	163.8	(9.7)	257.6	(11.3)
Asset-backed	364.0	(2.9)	72.8	(6.2)	436.8	(9.1)
Commercial mortgage-backed	35.7	(0.8)	131.5	(18.5)	167.2	(19.3)
Residential mortgage-backed	72.9	(1.1)	182.1	(34.3)	255.0	(35.4)
U.S. corporate	374.6	(8.7)	562.8	(104.6)	937.4	(113.3)
Foreign corporate	176.3	(2.8)	220.5	(33.5)	396.8	(36.3)
Total fixed maturity securities	$1,133.9	$(18.1)	$1,396.3	$(212.5)	$2,530.2	$(230.6)
Total gross unrealized losses represented approximately 6% of the aggregate fair value of the related securities as of June 30, 2026 and 9% as of December 31, 2025. Approximately 16% and 8% of these gross unrealized losses had been in a continuous loss position for less than twelve months as of June 30, 2026 and December 31, 2025, respectively. The total gross unrealized losses are comprised of 2,209 and 1,827 individual securities as of June 30, 2026 and December 31, 2025, respectively. In accordance with its policy, the Company concluded that for these securities, the gross unrealized losses as of June 30, 2026 and December 31, 2025 were related to non-credit factors and therefore, did not recognize credit-related losses during the three and six months ended June 30, 2026. Additionally, the Company currently does not intend to and is not required to sell these investments prior to an anticipated recovery in value.
The Company has entered into commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. As of June 30, 2026, approximately 34% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, Texas and Maryland. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from less than $0.1 million to $4.6 million as of June 30, 2026, and from less than $0.1 million to $5.0 million as of December 31, 2025.
Credit quality indicators for commercial mortgage loans include loan-to-value and debt-service coverage ratios. The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

is commonly expressed as a percentage. The debt-service coverage ratio compares a property’s annual net operating income to its annual debt-service payments and is commonly expressed as a ratio. The loan-to-value and debt-service coverage ratios are generally updated annually in the fourth quarter.
The following table presents the amortized cost basis of commercial mortgage loans, excluding the allowance for credit losses, by origination year for certain key credit quality indicators at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Origination Year
	2026	2025	2024	2023	2022	Prior	Total	% of Total
Loan-to-value ratios (1):
70% and less	$17.8	$50.6	$45.2	$21.5	$28.3	$62.3	$225.7	72.4%
71% to 80%	—	—	7.0	11.1	5.7	15.1	38.9	12.5%
81% to 95%	—	2.3	1.0	—	7.2	11.3	21.8	7.0%
Greater than 95%	3.0	—	—	3.8	10.0	8.6	25.4	8.1%
Total	$20.8	$52.9	$53.2	$36.4	$51.2	$97.3	$311.8	100.0%

	June 30, 2026
	Origination Year
	2026	2025	2024	2023	2022	Prior	Total	% of Total
Debt-service coverage ratios (2):
Greater than 2.0	$7.3	$6.8	$4.5	$0.5	$12.8	$32.0	$63.9	20.5%
1.5 to 2.0	6.0	13.3	18.0	8.7	9.1	23.6	78.7	25.2%
1.0 to 1.5	7.5	32.8	28.0	12.2	10.9	22.0	113.4	36.4%
Less than 1.0	—	—	2.7	15.0	18.4	19.7	55.8	17.9%
Total	$20.8	$52.9	$53.2	$36.4	$51.2	$97.3	$311.8	100.0%

	December 31, 2025
	Origination Year
	2025	2024	2023	2022	2021	Prior	Total	% of Total
Loan-to-value ratios (1):
70% and less	$50.4	$48.5	$27.4	$25.7	$32.2	$44.4	$228.6	69.0%
71% to 80%	—	5.0	11.0	7.5	16.0	5.7	45.2	13.6%
81% to 95%	2.3	1.0	2.4	10.5	12.0	—	28.2	8.5%
Greater than 95%	—	—	3.8	14.9	10.7	—	29.4	8.9%
Total	$52.7	$54.5	$44.6	$58.6	$70.9	$50.1	$331.4	100.0%

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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. The amounts presented below for short-term investments, other investments, cash equivalents, other assets and other liabilities differ from the amounts presented in the consolidated balance sheets because only certain investments or certain assets and liabilities within these line items are measured at estimated fair value. Other investments are comprised of investments in the Assurant Investment Plan (“AIP”), the American Security Insurance Company Investment Plan, the Assurant Deferred Compensation Plan, the Retiree Medical Pension 401(h), and other derivatives. Other liabilities are comprised of investments in the AIP, contingent considerations related to business

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

combinations and other derivatives. The fair value amounts presented for other investments are received directly from third parties.

	June 30, 2026
	Total	Level 1		Level 2		Level 3
Financial Assets
Fixed maturity securities:
U.S. government and government agencies and authorities	$62.8	$—		$62.8		$—
States, municipalities and political subdivisions	93.7	—		93.7		—
Foreign governments	642.6	—		642.6		—
Asset-backed	856.8	—		709.7		147.1
Commercial mortgage-backed	467.0	—		464.8		2.2
Residential mortgage-backed	1,081.2	—		1,077.2		4.0
U.S. corporate	3,936.2	—		3,832.6		103.6
Foreign corporate	1,849.2	—		1,823.0		26.2
Equity securities:
Mutual funds	38.1	15.9		—		22.2
Common stocks	2.2	2.2		—		—
Non-redeemable preferred stocks	155.4	—		154.9		0.5
Short-term investments	282.3	257.1	(2)	25.2	(3)	—
Other investments	78.6	78.6	(1)	—		—
Cash equivalents	1,230.0	1,212.8	(2)	17.2	(3)	—
Other assets	2.7	—		—		2.7	(4)
Total financial assets	$10,778.8	$1,566.6		$8,903.7		$308.5

Financial Liabilities
Other liabilities	$99.8	$73.1	(1)	$—		$26.7	(5)
Total financial liabilities	$99.8	$73.1		$—		$26.7

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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables disclose the carrying value, fair value and hierarchy level of the financial instruments that are not recognized or are not carried at fair value in the consolidated balance sheets as of the dates indicated:

	June 30, 2026
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$305.4	$300.6	$—	$—	$300.6
Other investments	16.9	16.9	1.1	—	15.8
Other assets	27.4	27.4	—	—	27.4
Total financial assets	$349.7	$344.9	$1.1	$—	$343.8
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$1.7	$1.7		$—	$1.7
Funds withheld under reinsurance	282.0	282.0	282.0	—	—
Debt	2,208.1	2,134.1	—	2,134.1	—
Total financial liabilities	$2,491.8	$2,417.8	$282.0	$2,134.1	$1.7

	December 31, 2025
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets
Commercial mortgage loans on real estate	$324.7	$323.1	$—	$—	$323.1
Other investments	12.4	12.4	1.1	—	11.3
Other assets	31.3	31.3	—	—	31.3
Total financial assets	$368.4	$366.8	$1.1	$—	$365.7
Financial Liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal) (1)	$1.8	$1.8	$—	$—	$1.8
Funds withheld under reinsurance	266.4	266.4	266.4	—	—
Debt	2,206.9	2,164.5	—	2,164.5	—
Total financial liabilities	$2,475.1	$2,432.7	$266.4	$2,164.5	$1.8
(1)Only the fair value of the Company’s policy reserves for investment-type contracts (those without significant mortality or morbidity risk) are reflected in the tables above.
9. Deferred Acquisition Costs
The following table discloses information about deferred acquisition costs as of the dates indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$10,201.4	$9,959.8	$10,187.6	$9,992.8
Costs deferred	1,151.9	1,105.6	2,208.0	2,269.5
Amortization	(973.3)	(926.9)	(2,015.6)	(2,123.8)
Ending balance	$10,380.0	$10,138.5	$10,380.0	$10,138.5

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

	For the Six Months Ended June 30,
	2026	2025
Claims and benefits payable, at beginning of period	$2,101.2	$2,914.2
Less: Reinsurance ceded and other	(899.0)	(1,669.8)
Net claims and benefits payable, at beginning of period	1,202.2	1,244.4
Incurred losses and loss adjustment expenses related to:
Current year	1,591.5	1,600.5
Prior years	(74.1)	(99.3)
Total incurred losses and loss adjustment expenses	1,517.4	1,501.2
Paid losses and loss adjustment expenses related to:
Current year	928.2	943.9
Prior years	532.7	553.4
Total paid losses and loss adjustment expenses	1,460.9	1,497.3
Net claims and benefits payable, at end of period	1,258.7	1,248.3
Plus: Reinsurance ceded and other (1)	850.9	1,102.6
Claims and benefits payable, at end of period (1)	$2,109.6	$2,350.9
(1)Includes reinsurance recoverables and claims and benefits payable of $160.5 million and $339.6 million as of June 30, 2026 and 2025, respectively, which was ceded to the U.S. government. The Company acts as an administrator for the U.S. government under the voluntary National Flood Insurance Program.
The Company experienced net favorable loss development of $74.1 million and $99.3 million for the six months ended June 30, 2026 and 2025, respectively, as presented in the roll forward table above.
Global Lifestyle contributed $37.9 million and $36.8 million in net favorable loss development for the six months ended June 30, 2026 and 2025, respectively. The net favorable loss development in both periods was attributable to nearly all lines of business in Global Lifestyle across most of the Company’s regions with a concentration on more recent accident years and based on emerging evaluations regarding loss experience. Global Automotive contributed $20.6 million of net favorable development, primarily reflecting favorability in severity assumptions within an asset protection product. Connected Living contributed $17.3 million of net favorable development, of which $8.7 million was from mobile, $7.1 million was from extended service contracts, and $1.5 million was from financial services and other insurance products. Mobile development reflected reserve releases as a new client’s actual loss experience replaced initial pricing assumptions. Extended service contract development reflected the emergence of more favorable frequency and severity assumptions globally. Development on financial services and other insurance products was driven by reserve releases on short-tail products and declining portfolios. For the six months ended June 30, 2025, the favorable development was primarily from Connected Living due to similar drivers as noted above. Many of these contracts and products contain retrospective commission (profit sharing) provisions that would result in offsetting increases or decreases in expense dependent on if the development was favorable or unfavorable.
Global Housing contributed $31.0 million and $62.8 million of net favorable loss development for the six months ended June 30, 2026 and 2025, respectively. The net favorable loss development for the six months ended June 30, 2026 consisted of

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

$41.9 million of net favorable non-catastrophe development and $10.9 million of net unfavorable development from prior catastrophe events. The net favorable non-catastrophe development was driven by $29.8 million from lender-placed hazard due to easing inflation and lower frequency as observed by favorable actual loss emergence data compared to prior estimates. The net favorable loss development for the six months ended June 30, 2025 was primarily attributable to favorable frequency, easing inflation and legislative reform changes in Florida.
All others contributed $5.2 million of net favorable loss development and $0.3 million of net unfavorable loss development for the six months ended June 30, 2026 and 2025 respectively.
11. Accumulated Other Comprehensive Income
Certain amounts included in the consolidated statements of comprehensive income are net of reclassification adjustments. The following tables summarize those reclassification adjustments (net of taxes) for the periods indicated:

	Three Months Ended June 30, 2026
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at March 31, 2026	$(346.0)	$(152.6)	$0.9	$(131.3)	$(629.0)
Change in accumulated other comprehensive income (loss) before reclassifications	8.5	13.9	(2.6)	0.3	20.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	8.8	(0.5)	0.6	8.9
Net current-period other comprehensive income (loss)	8.5	22.7	(3.1)	0.9	29.0
Balance at June 30, 2026	$(337.5)	$(129.9)	$(2.2)	$(130.4)	$(600.0)

	Three Months Ended June 30, 2025
	Foreign currency translation adjustment	Net unrealized losses on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at March 31, 2025	$(406.4)	$(216.7)	$3.6	$(129.0)	$(748.5)
Change in accumulated other comprehensive income (loss) before reclassifications	43.9	52.5	0.8	—	97.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	16.7	(0.2)	0.2	16.7
Net current-period other comprehensive income (loss)	43.9	69.2	0.6	0.2	113.9
Balance at June 30, 2025	$(362.5)	$(147.5)	$4.2	$(128.8)	$(634.6)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Six Months Ended June 30, 2026
	Foreign currency translation adjustment	Net unrealized gains (losses) on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2025	$(351.5)	$(63.0)	$1.8	$(131.5)	$(544.2)
Change in accumulated other comprehensive income (loss) before reclassifications	14.0	(87.8)	(3.1)	(0.1)	(77.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20.9	(0.9)	1.2	21.2
Net current-period other comprehensive income (loss)	14.0	(66.9)	(4.0)	1.1	(55.8)
Balance at June 30, 2026	$(337.5)	$(129.9)	$(2.2)	$(130.4)	$(600.0)

	Six Months Ended June 30, 2025
	Foreign currency translation adjustment	Net unrealized gains on investments	Net unrealized gains on derivative transactions	Unamortized net losses on Pension Plans	Accumulated other comprehensive loss
Balance at December 31, 2024	$(415.2)	$(291.9)	$2.2	$(131.2)	$(836.1)
Change in accumulated other comprehensive income (loss) before reclassifications	52.7	114.3	2.5	—	169.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	30.1	(0.5)	2.4	32.0
Net current-period other comprehensive income (loss)	52.7	144.4	2.0	2.4	201.5
Balance at June 30, 2025	$(362.5)	$(147.5)	$4.2	$(128.8)	$(634.6)

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following tables summarize the reclassifications out of AOCI for the periods indicated:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net unrealized losses on investments	$11.1	$21.1	$26.4	$38.1	Net realized losses on investments and fair value changes to equity securities
	(2.3)	(4.4)	(5.5)	(8.0)	Provision for income taxes
	$8.8	$16.7	$20.9	$30.1	Net of tax
Net unrealized (gains) losses on derivative transactions related to:
Interest rate derivatives	$(0.6)	$(0.7)	$(1.1)	$(1.4)	Interest expense
Foreign exchange derivatives	—	0.5	—	0.8	Underwriting, selling, general and administrative expenses
	(0.6)	(0.2)	(1.1)	(0.6)
	0.1	—	0.2	0.1	Provision for income taxes
	$(0.5)	$(0.2)	$(0.9)	$(0.5)	Net of tax
Amortization of pension and postretirement unrecognized net periodic benefit cost:
Amortization of net loss	$0.7	$0.3	$1.4	$0.6	(1)
Settlement loss	—	—	—	2.5	(1)
	0.7	0.3	1.4	3.1
	(0.1)	(0.1)	(0.2)	(0.7)	Provision for income taxes
	$0.6	$0.2	$1.2	$2.4	Net of tax
Total reclassifications for the period	$8.9	$16.7	$21.2	$32.0	Net of tax
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$298.6	$235.3	$572.7	$381.9
Less: Earnings allocated to participating securities	(2.3)	(2.1)	(4.6)	(3.5)
Net income used in basic and diluted per common share calculations	$296.3	$233.2	$568.1	$378.4

Denominator
Weighted average common shares outstanding used in basic per common share calculations	49,520,710	50,675,804	49,611,108	50,737,072
Incremental common shares from:
PSUs	271,103	393,648	432,056	468,222
ESPP	39,603	42,899	39,603	42,899
Weighted average common shares outstanding used in diluted per common share calculations	49,831,416	51,112,351	50,082,767	51,248,193

Earnings per common share – Basic	$5.98	$4.60	$11.45	$7.46
Earnings per common share – Diluted	$5.95	$4.56	$11.34	$7.38
There were no anti-dilutive shares for the three and six months ended June 30, 2026. Average PSUs totaling 50,586 and 29,916 for the three and six months ended June 30, 2025, respectively, were anti-dilutive and thus not included in the computation of diluted EPS under the treasury stock method.
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

Assurant, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in millions, except number of shares and per share amounts)

The following table presents the components of net periodic benefit cost for the Pension Benefits and Plan Benefits for the three and six months ended June 30, 2026 and 2025:

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Plan Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Interest cost	$5.6	$6.2	$0.5	$0.7	$—	$—
Expected return on plan assets	(9.0)	(9.6)	—	—	—	—
Amortization of net loss	0.4	—	0.3	0.3	—	—
Net periodic benefit cost	$(3.0)	$(3.4)	$0.8	$1.0	$—	$—

	Qualified Pension Benefits		Unfunded Non-qualified Pension Benefits		Plan Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Interest cost	$11.2	$12.5	$1.0	$1.3	$—	$—
Expected return on plan assets	(18.0)	(19.3)	—	—	—	—
Amortization of net loss	0.8	—	0.6	0.6	—	—
Settlement loss	—	—	—	—	—	2.5
Net periodic benefit cost	$(6.0)	$(6.8)	$1.6	$1.9	$—	$2.5
The Assurant Pension Plan funded status was $102.0 million at June 30, 2026 and $96.1 million at December 31, 2025 (based on the fair value of the assets compared to the accumulated benefit obligation). This equates to a 121% and 119% funded status at June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026, no cash was contributed to the Assurant Pension Plan. Due to the Assurant Pension Plan’s current funded status, no additional cash is expected to be contributed to the Assurant Pension Plan over the remainder of 2026.
14. Commitments and Contingencies
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which the Company is required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. The Company had $1.4 million and $1.7 million of letters of credit outstanding as of June 30, 2026 and December 31, 2025, respectively.
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

15. Restructuring and Related Impairment Charges
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
There were no costs incurred related to either restructuring plan for the three and six months ended June 30, 2026. For the three months ended June 30, 2025, there was $0.3 million of net reduction recorded for restructuring costs under the 2022 Plan, which included a $0.1 million reduction to previously estimated and recorded contract exit costs and a $0.2 million reduction to previously estimated and recorded severance and other employee benefits charges. For the six months ended June 30, 2025, there was $1.4 million of net reduction recorded for restructuring costs under the 2022 Plan, which included a $3.1 million reduction to previously estimated and recorded contract exit costs, partially offset by $1.7 million of severance and other employee benefits charges.
The following table shows the rollforward of the accrued liability by major type.

	Severance and Other Employee Benefits	Contract Exit Costs
Balance at January 1, 2026	$32.0	$7.2
Cash payments	(15.0)	(1.0)
Balance at June 30, 2026	$17.0	$6.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except number of shares and per share amounts)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the annual audited consolidated financial statements for the year ended December 31, 2025 and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements for the three and six months ended June 30, 2026 and accompanying notes (the “Consolidated Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). The following discussion and analysis covers the three and six months ended June 30, 2026 (“Second Quarter 2026” and “Six Months 2026”) and the three and six months ended June 30, 2025 (“Second Quarter 2025” and “Six Months 2025”).
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
Segment Information
As of June 30, 2026, we had two reportable operating segments which are defined based on the manner in which the Company’s chief operating decision maker, our CEO, reviews the business to assess performance and allocate resources, and which align to the nature of the products and services offered:
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

Executive Summary
Summary of Financial Results
Consolidated net income increased $63.3 million, or 27%, to $298.6 million for Second Quarter 2026 from $235.3 million for Second Quarter 2025, primarily driven by higher Global Lifestyle and Global Housing earnings, and lower reportable catastrophes, partially offset by the impact of a higher effective tax rate and higher Corporate and Other expenses.
Global Lifestyle Adjusted EBITDA increased $43.0 million, or 21%, to $244.4 million for Second Quarter 2026 from $201.4 million for Second Quarter 2025, driven by earnings growth across Connected Living and Global Automotive. Connected Living increased 29%, including $10.2 million of favorable non-run rate benefits in Second Quarter 2026. Excluding this, earnings grew 22%, primarily driven by global mobile growth, including global supply chain and device protection programs, as well as higher contributions from financial services. Global Automotive results increased from growth within global partnerships.
Global Lifestyle net earned premiums, fees and other income increased $222.1 million, or 9%, to $2.57 billion for Second Quarter 2026 from $2.35 billion for Second Quarter 2025, driven primarily by Connected Living growth from global supply chain volumes and device protection programs, as well as higher contributions from extended service contracts and financial services programs.
Global Housing Adjusted EBITDA increased $60.4 million, or 28%, to $274.8 million for Second Quarter 2026 from $214.4 million for Second Quarter 2025. Results included $17.6 million of lower pre-tax reportable catastrophes. Excluding reportable catastrophes, Adjusted EBITDA increased $42.8 million, or 18%, mainly driven by favorable non-catastrophe loss experience, primarily from lower than typical claims frequency. In Homeowners, results also benefitted from lower catastrophe reinsurance costs and growth in specialty products and lender-placed insurance. Global Housing growth was partially offset by $11.6 million of lower favorable prior period reserve development.
Global Housing net earned premiums, fees and other income increased $50.1 million, or 7%, to $747.8 million for Second Quarter 2026 from $697.7 million for Second Quarter 2025, primarily driven by Homeowners due to growth in specialty products and lender-placed insurance, and lower catastrophe reinsurance costs.
Corporate and Other Adjusted EBITDA decreased $10.2 million, or 34%, to $(40.0) million for Second Quarter 2026 from $(29.8) million for Second Quarter 2025, mainly driven by higher employee-related expenses and organic investments to support our home warranty business. This increase was partially offset by higher investment income from higher asset balances.
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
Our results may also be impacted by our ability to capitalize on opportunities for further growth, including within adjacent markets such as home warranty. Our mobile business is subject to volatility in device trade-in volumes and margins based on the actual and anticipated timing of the release of new devices, carrier promotional programs and sales prices for used devices, as well as to changes in consumer preferences and client forecasts and demands. Our Homeowners revenue is impacted by changes in the housing market, as well as the voluntary insurance market. In addition, across many of our businesses, we must respond to competitive pressures, including the threat of disruption and competition for talent. For more information on these and other factors that could affect our results, see “Item 1A—Risk Factors—Business, Strategic and Operational Risks—Significant competitive pressures, changes in customer preferences and disruption could adversely affect our results of operations”, “—Our mobile business is subject to the risk of declines in the value and availability of mobile devices, and to regulatory compliance and other risks” and “—The success of our business depends on the execution of our strategy, including through the continuing service of key executives, senior leaders, highly-skilled personnel and a high-performing workforce” in our 2025 Annual Report.

Critical Accounting Policies and Estimates
Our 2025 Annual Report describes the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimation process described in the 2025 Annual Report were consistently applied to the unaudited interim Consolidated Financial Statements for Second Quarter 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

Results of Operations
Assurant Consolidated
The table below presents information regarding our consolidated results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net earned premiums	$2,767.4	$2,587.7	$5,549.3	$5,150.0
Fees and other income	554.6	463.7	1,054.4	866.6
Net investment income	142.4	128.7	302.0	253.5
Net realized losses on investments and fair value changes to equity securities	(10.2)	(21.7)	(31.4)	(37.7)
Total revenues	3,454.2	3,158.4	6,874.3	6,232.4
Benefits, losses and expenses:
Policyholder benefits	748.3	721.5	1,517.4	1,501.2
Underwriting, selling, general and administrative expenses	2,300.6	2,121.2	4,587.7	4,205.0
Interest expense	28.4	26.7	56.7	53.5
Total benefits, losses and expenses	3,077.3	2,869.4	6,161.8	5,759.7
Income before provision for income taxes	376.9	289.0	712.5	472.7
Provision for income taxes	78.3	53.7	139.8	90.8
Net income	$298.6	$235.3	$572.7	$381.9
For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net income increased $63.3 million, or 27%, to $298.6 million for Second Quarter 2026 from $235.3 million for Second Quarter 2025, primarily due to higher earnings in Global Lifestyle and Global Housing, $13.8 million of lower after-tax reportable catastrophes and lower net realized losses on investments. The increase in net income was partially offset by a higher annualized effective tax rate, mainly driven by higher transferrable tax credits reported in the prior year, higher Corporate and Other expenses and $7.0 million of higher after-tax depreciation expense, mainly due to higher software assets placed into service.
For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net income increased $190.8 million, or 50%, to $572.7 million for Six Months 2026 from $381.9 million for Six Months 2025, primarily driven by $118.6 million of lower after-tax reportable catastrophes and higher earnings in Global Lifestyle and Global Housing. The increase in net income was partially offset by $13.4 million of higher after-tax depreciation expense, mainly due to higher software assets placed into service, and higher Corporate and Other expenses.

Global Lifestyle
The table below presents information regarding the Global Lifestyle segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Net earned premiums	$2,065.6	$1,935.9	$4,159.9	$3,881.5
Fees and other income	507.3	414.9	964.0	775.9
Net investment income	97.3	87.7	206.2	171.7
Total revenues	2,670.2	2,438.5	5,330.1	4,829.1
Benefits, losses and expenses
Policyholder benefits	512.5	461.5	1,016.2	903.9
Selling and underwriting expenses	1,267.7	1,230.2	2,594.9	2,496.0
Cost of sales	302.6	231.4	567.6	416.2
General expenses	343.0	314.0	670.3	613.8
Total benefits, losses and expenses	2,425.8	2,237.1	4,849.0	4,429.9
Global Lifestyle Adjusted EBITDA	$244.4	$201.4	$481.1	$399.2

Net earned premiums, fees and other income:
Connected Living	$1,554.5	$1,326.4	$3,034.7	$2,559.8
Global Automotive	1,018.4	1,024.4	2,089.2	2,097.6
Total	$2,572.9	$2,350.8	$5,123.9	$4,657.4

Net earned premiums, fees and other income:
Domestic	$1,904.6	$1,796.2	$3,841.0	$3,591.4
International	668.3	554.6	1,282.9	1,066.0
Total	$2,572.9	$2,350.8	$5,123.9	$4,657.4
For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Adjusted EBITDA increased $43.0 million, or 21%, to $244.4 million for Second Quarter 2026 from $201.4 million for Second Quarter 2025, primarily driven by Connected Living growth from higher contributions from global supply chain programs and financial services, $10.2 million of non-run rate items in Second Quarter 2026, as well as subscriber growth in device protection programs. In addition, Global Automotive results also drove the increase due to higher global partnership contributions.
Total revenues increased $231.7 million, or 10%, to $2.67 billion for Second Quarter 2026 from $2.44 billion for Second Quarter 2025. Net earned premiums increased $129.7 million, or 7%, primarily driven by Connected Living growth from device protection programs, extended service contracts, including a recently launched U.S. program, and financial services, including a card benefits program. Fees and other income increased $92.4 million, or 22%, primarily driven by higher volumes in domestic supply chain programs within Connected Living. Net investment income increased $9.6 million, or 11%, primarily driven by fixed maturity securities due to higher asset balances and yields.
Total benefits, losses and expenses increased $188.7 million, or 8%, to $2.43 billion for Second Quarter 2026 from $2.24 billion for Second Quarter 2025. Cost of sales increased $71.2 million, or 31%, mainly driven by higher volumes in domestic supply chain programs. Policyholder benefits increased $51.0 million, or 11%, primarily due to Connected Living, mainly driven by growth in extended service contracts, including a recently launched U.S. program. Selling and underwriting expenses increased $37.5 million, or 3%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from device protection programs in line with the increase in net earned premiums, partially offset by a decline in Global Automotive. General expenses increased $29.0 million, or 9%, primarily due to higher employee-related expenses to support growth initiatives.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Adjusted EBITDA increased $81.9 million, or 21%, to $481.1 million for Six Months 2026 from $399.2 million for Six Months 2025, primarily driven by subscriber growth in device protection programs, higher contributions from global supply chain programs and higher net investment income in Global Automotive, including a $10.2 million gain on the sale of real estate joint venture in the first quarter of 2026.
Total revenues increased $501.0 million, or 10%, to $5.33 billion for Six Months 2026 from $4.83 billion for Six Months 2025. Net earned premiums increased $278.4 million, or 7%, primarily driven by growth in Connected Living from device protection programs, extended service contracts, including a recently launched U.S. program, and financial services, including a card benefits program. Fees and other income increased $188.1 million, or 24%, primarily driven by higher volumes in domestic supply chain programs within Connected Living. Net investment income increased $34.5 million, or 20%, primarily driven by fixed maturity securities due to higher asset balances and yields and the aforementioned gain on the sale of a real estate joint venture in the first quarter of 2026.
Total benefits, losses and expenses increased $419.1 million, or 9%, to $4.85 billion for Six Months 2026 from $4.43 billion for Six Months 2025. Cost of sales increased $151.4 million, or 36%, mainly driven by higher volumes in domestic supply chain programs. Policyholder benefits increased $112.3 million, or 12%, primarily due to Connected Living, mainly from growth in extended service contracts, including a recently launched U.S. program, and higher losses within financial services. Selling and underwriting expenses increased $98.9 million, or 4%, primarily due to an increase in commission expenses in Connected Living, mainly related to the growth from device protection programs in line with the increase in net earned premiums, partially offset by a decline in Global Automotive. General expenses increased $56.5 million, or 9%, primarily due to higher employee-related expenses to support growth initiatives.

Global Housing
The table below presents information regarding the Global Housing segment’s results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Net earned premiums	$700.5	$650.2	$1,386.5	$1,265.5
Fees and other income	47.3	47.5	90.4	89.0
Net investment income	35.6	34.4	76.3	68.1
Total revenues	783.4	732.1	1,553.2	1,422.6
Benefits, losses and expenses
Policyholder benefits	235.4	258.7	499.3	591.7
Selling and underwriting expenses	60.4	52.4	120.3	91.9
General expenses	212.8	206.6	422.1	412.2
Total benefits, losses and expenses	508.6	517.7	1,041.7	1,095.8
Global Housing Adjusted EBITDA	$274.8	$214.4	$511.5	$326.8

Impact of reportable catastrophes	$12.2	$29.8	$36.6	$186.5

Net earned premiums, fees and other income
Homeowners	$600.4	$552.8	$1,180.5	$1,075.7
Renters and Other	147.4	144.9	296.4	278.8
Total	$747.8	$697.7	$1,476.9	$1,354.5
For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Adjusted EBITDA increased $60.4 million, or 28%, to $274.8 million for Second Quarter 2026 from $214.4 million for Second Quarter 2025, mainly driven by favorable non-catastrophe loss experience, primarily from lower than typical claims frequency, $17.6 million of lower pre-tax reportable catastrophes, lower catastrophe reinsurance costs and growth in various specialty products and lender-placed insurance, as well as modest growth in Renters and Other. This increase was partially offset by $11.6 million of lower favorable year-over-year non-catastrophe prior period reserve development and higher costs associated with growth.
Total revenues increased $51.3 million, or 7%, to $783.4 million for Second Quarter 2026 from $732.1 million for Second Quarter 2025. Net earned premiums increased $50.3 million, or 8%, primarily driven by growth in various specialty products, lower catastrophe reinsurance premiums, higher average premiums in Homeowners, as well as growth in the private flood business. Net investment income increased $1.2 million, or 3%, primarily due to higher asset balances and yields. Fees and other income decreased $0.2 million.
Total benefits, losses and expenses decreased $9.1 million, or 2%, to $508.6 million for Second Quarter 2026 from $517.7 million for Second Quarter 2025. Policyholder benefits decreased $23.3 million, or 9%, primarily due to lower frequency for non-catastrophe losses and lower reportable catastrophe losses, partially offset by exposure growth for non-catastrophe losses and $11.6 million of lower favorable year-over-year non-catastrophe prior period reserve development. Second Quarter 2026 had $22.3 million of favorable non-catastrophe prior period reserve development compared to $33.9 million in Second Quarter 2025. Selling and underwriting expenses increased $8.0 million, or 15%, primarily driven by lower National Flood Insurance Program commission income and higher commissions related to growth across various products. General expenses increased $6.2 million, or 3%, primarily due to higher costs associated with net earned premium growth.
For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Adjusted EBITDA increased $184.7 million, or 57%, to $511.5 million for Six Months 2026 from $326.8 million for Six Months 2025, mainly due to $149.9 million of lower pre-tax reportable catastrophes primarily related to the California wildfires, growth across both Homeowners and Renters and Other, and higher net investment income. This increase in Adjusted

EBITDA was partially offset by unfavorable non-catastrophe loss experience, due to $21.5 million of lower favorable year-over-year non-catastrophe prior year reserve development and higher costs associated with growth.
Total revenues increased $130.6 million, or 9%, to $1.55 billion for Six Months 2026 from $1.42 billion for Six Months 2025. Net earned premiums increased $121.0 million, or 10%, primarily driven by Homeowners from growth across various specialty products, higher lender-placed policies in-force and average insured values, as well as growth in Renters and Other, primarily from the prior year acquisition of a block of renters policies. Net investment income increased $8.2 million, or 12%, primarily due to a gain on the sale of a real estate joint venture as well as higher asset balances and yields. Fees and other income increased $1.4 million, or 2%, primarily driven by continued growth in service fees within Homeowners.
Total benefits, losses and expenses decreased $54.1 million, or 5%, to $1.04 billion for Six Months 2026 from $1.10 billion for Six Months 2025. Policyholder benefits decreased $92.4 million, or 16%, primarily due to lower reportable catastrophe losses, partially offset by higher non-catastrophe losses from exposure growth, as well as $21.5 million of lower favorable year-over-year non-catastrophe prior year reserve development. Six Months 2026 had $41.9 million of favorable non-catastrophe prior year reserve development compared to $63.4 million in Six Months 2025. Selling and underwriting expenses increased $28.4 million, or 31%, primarily driven by lower National Flood Insurance Program commission income and higher Renters and Other commissions related to the prior year acquisition of a block of renters policies. General expenses increased $9.9 million, or 2%, primarily due to higher costs associated with net earned premium growth.

Corporate and Other
The tables below present information regarding the Corporate and Other’s segment results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Net earned premiums	$—	$—	$—	$—
Fees and other income	—	1.3	—	1.7
Net investment income	8.8	5.6	18.1	11.4
Total revenues	8.8	6.9	18.1	13.1
Benefits, losses and expenses
Policyholder benefits	—	—	—	—
General expenses	48.8	36.7	90.0	70.9
Total benefits, losses and expenses	48.8	36.7	90.0	70.9
Corporate and Other Adjusted EBITDA	$(40.0)	$(29.8)	$(71.9)	$(57.8)
For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Adjusted EBITDA decreased $10.2 million, or 34%, to $(40.0) million for Second Quarter 2026 from $(29.8) million for Second Quarter 2025, primarily due to higher general expenses, partially offset by higher net investment income, each as explained below.
Total revenues increased $1.9 million, or 28%, to $8.8 million for Second Quarter 2026 from $6.9 million for Second Quarter 2025, driven by an increase in net investment income of $3.2 million, or 57%, mostly due to higher asset balances and yields on fixed maturity securities and higher cash levels, partially offset by a decrease in fees and other income of $1.3 million, mostly due to the absence of proceeds on the sale of Internet Protocol addresses from Second Quarter 2025.
Total benefits, losses and expenses increased $12.1 million, or 33%, to $48.8 million for Second Quarter 2026 from $36.7 million for Second Quarter 2025, driven by an increase in general expenses of $12.1 million, due to higher employee-related expenses and higher investments in our home warranty business.
For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Adjusted EBITDA decreased $14.1 million, or 24%, to $(71.9) million for Six Months 2026 from $(57.8) million for Six Months 2025. The change in results was primarily due to higher general expenses, partially offset by higher net investment income, each as explained below.
Total revenues increased $5.0 million, or 38%, to $18.1 million for Six Months 2026 from $13.1 million for Six Months 2025, driven by an increase in net investment income of $6.7 million, or 59%, mainly due to higher asset balances and yields on fixed maturity securities and higher cash levels, partially offset by a decrease in fees and other income of $1.7 million, mostly due to the absence of proceeds on the sale of Internet Protocol addresses from Six Months 2025.
Total benefits, losses and expenses increased $19.1 million, or 27%, to $90.0 million for Six Months 2026 from $70.9 million for Six Months 2025, driven by an increase in general expenses of $19.1 million, due to higher investments in our home warranty business and higher employee-related expenses.

Investments
We had total investments of $10.46 billion and $10.06 billion as of June 30, 2026 and December 31, 2025, respectively. Net unrealized losses on our fixed maturity securities portfolio increased $87.9 million during Six Months 2026, from a $55.7 million unrealized loss at December 31, 2025 to a $143.6 million unrealized loss as of June 30, 2026, primarily due to an increase in Treasury rates.
The following table shows the credit quality of our fixed maturity securities portfolio as of the dates indicated:

	Fair value as of
Fixed Maturity Securities by Credit Quality	June 30, 2026		December 31, 2025
Aaa / Aa / A	$4,959.3	55.2%	$4,710.9	54.9%
Baa	3,379.5	37.6%	3,257.9	38.0%
Ba	558.8	6.2%	527.6	6.2%
B and lower	91.9	1.0%	81.3	0.9%
Total	$8,989.5	100.0%	$8,577.7	100.0%
The following table shows the major categories of net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturity securities	$124.5	$107.4	$243.9	$208.3
Equity securities	3.8	3.1	6.6	6.0
Commercial mortgage loans on real estate	4.2	4.8	8.7	9.8
Short-term investments	4.4	4.9	9.1	9.9
Other investments	(2.1)	(0.9)	16.2	(1.9)
Cash and cash equivalents	12.1	13.7	26.4	29.7
Total investment income	146.9	133.0	310.9	261.8
Investment expenses	(4.5)	(4.3)	(8.9)	(8.3)
Net investment income	$142.4	$128.7	$302.0	$253.5
Net investment income increased $13.7 million, or 11%, to $142.4 million for Second Quarter 2026 from $128.7 million for Second Quarter 2025, primarily driven by increased income from fixed maturity securities related to higher yields and asset balances, partially offset by lower income from short-term investments and cash and cash equivalents due to lower yields.
Net realized losses on investments and fair value changes to equity securities decreased $11.5 million, or 53%, to $10.2 million for Second Quarter 2026 from $21.7 million for Second Quarter 2025, primarily driven by reduced sales of fixed maturity and equity securities.
Net investment income increased $48.5 million, or 19%, to $302.0 million for Six Months 2026 from $253.5 million for Six Months 2025, primarily driven by increased income from fixed maturity securities related to higher yields and asset balances and a gain on the sale of a real estate joint venture in the first quarter of 2026. The increase in net investment income was partially offset by lower income from short-term investments and cash and cash equivalents due to lower yields.
Net realized losses on investments and fair value changes to equity securities decreased $6.3 million, or 17%, to $31.4 million for Six Months 2026 from $37.7 million for Six Months 2025, primarily driven by reduced sales of fixed maturity and equity securities.
As of June 30, 2026, we owned $14.3 million of securities guaranteed by financial guarantee insurance companies. Included in this amount was $13.5 million of municipal securities, which had a credit rating of A+ with the guarantee, but would have had a credit rating of AA- without the guarantee.
For more information on our investments, see Notes 7 and 8 to the Consolidated Financial Statements included elsewhere in this Report.
Catastrophe Reinsurance Program
Effective April 2026, coverage was placed with various reinsurers that are all rated A- or better by A.M. Best. 2026 reinsurance premiums for the total program are estimated to be $181.7 million pre-tax, compared to $210.0 million pre-tax for 2025. The estimate for 2026 premiums reflects our exposure changes, expected Florida Hurricane Catastrophe Fund (“FHCF”)

program impacts and favorable underlying rates from improved reinsurance market conditions. Actual reinsurance premiums will vary if exposure changes significantly from estimates or if reinstatement premiums are required due to catastrophe events.
The U.S. per-occurrence catastrophe coverage includes a main reinsurance program providing $1.59 billion of coverage in excess of a $160.0 million retention for a first event. Layers 1 through 5 of the program allow for one automatic reinstatement, with layer 1 not having reinstatement premium liability. When combined with the FHCF, the U.S. program protects against gross Florida losses of up to approximately $1.80 billion, in excess of retention.
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
In January 2025, we entered into an agreement to sell our Miami, Florida property for a purchase price of $126.0 million, subject to certain adjustments and to the buyer receiving the requisite development approvals. If the transaction is consummated pursuant to the terms of the agreement, we expect to record a gain above the current carrying value of $46.0 million as of June 30, 2026, less estimated costs to sell. We do not anticipate that any such gain will impact our capital deployment priorities. There can be no assurance that the transaction will be consummated.
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
Holding Company
As of June 30, 2026, we had approximately $911.5 million in holding company liquidity, $686.5 million above our minimum level of $225.0 million. The minimum level of holding company liquidity, which can be used for unforeseen capital needs at our subsidiaries or liquidity needs at the holding company, is an internal minimum level we seek to maintain, calibrated based on approximately one year of pre-tax corporate operating losses and interest expenses. We use the term “holding company liquidity” to represent the portion of cash and other liquid marketable securities held at Assurant, Inc. (out of a total of $1.04 billion as of June 30, 2026) which we are not otherwise holding for a specific purpose as of the balance sheet date. We can use such assets for stock repurchases, stockholder dividends, acquisitions and other corporate purposes.
Dividends or returns of capital paid by our subsidiaries, net of infusions of liquid assets and excluding amounts used for or as a result of acquisitions or received from dispositions, were $372.9 million and $925.1 million for Six Months 2026 and Twelve Months 2025, respectively. We use these cash inflows primarily to pay holding company operating expenses, to make interest payments on indebtedness, to make dividend payments to our common stockholders, to fund investments and acquisitions, and to repurchase our common stock. From time to time, we may also seek to purchase outstanding debt in open market repurchases or privately negotiated transactions.
Dividends and Repurchases
During Six Months 2026, we made common stock repurchases and paid dividends to our common stockholders of $292.0 million. We paid dividends of $0.88 per common share on June 29, 2026 to stockholders of record as of June 8, 2026. Any determination to declare and pay future dividends is at the sole discretion of the Board of Directors (the “Board”) and depends upon various factors, including: our subsidiaries’ payments of dividends and other statutorily permissible payments to us; our results of operations and cash flows; our financial condition and capital requirements; general business conditions and growth prospects; any legal, tax, regulatory and contractual restrictions on the payment of dividends; and any other factors the Board deems relevant. Payments of dividends on shares of common stock will be restricted if an event of default has occurred or if the proposed common stock dividend payment would cause an event of default under the Credit Facility (as defined below); or if we defer the payment of interest on our 7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048 or our 5.25% Subordinated Notes due January 2061 (refer to “—Senior and Subordinated Notes” below).
During Six Months 2026, we repurchased 866,226 shares of our outstanding common stock at a cost of $200.1 million, exclusive of commissions. In November 2025, the Board authorized a share repurchase program for up to $700.0 million of our outstanding common stock. As of June 30, 2026, $574.5 million aggregate cost at purchase remained unused under the November 2025 repurchase authorization. The timing and the amount of future repurchases will depend on various factors, including those listed above.
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

Senior and Subordinated Notes
The following table shows the principal amount and carrying value of our outstanding debt, less unamortized discount and issuance costs as applicable, as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
4.90% Senior Notes due March 2028	$300.0	$299.3	$300.0	$299.0
3.70% Senior Notes due February 2030	350.0	348.7	350.0	348.5
2.65% Senior Notes due January 2032	350.0	347.9	350.0	347.7
6.75% Senior Notes due February 2034	275.0	273.1	275.0	273.1
5.55% Senior Notes due February 2036	300.0	296.2	300.0	296.1
7.00% Fixed-to-Floating Rate Subordinated Notes due March 2048	400.0	398.7	400.0	398.3
5.25% Subordinated Notes due January 2061	250.0	244.2	250.0	244.2
Total debt		$2,208.1		$2,206.9
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
We made no borrowings under the Credit Facility during Six Months 2026, and no loans were outstanding under the Credit Facility as of June 30, 2026.
Our commercial paper program requires us to maintain liquidity facilities either in an available amount equal to any outstanding notes from the program or in an amount sufficient to maintain the ratings assigned to the notes issued from the program. Our commercial paper is rated AMB-1+ by A.M. Best, P-2 by Moody’s and A-2 by S&P. Our subsidiaries do not maintain commercial paper or other borrowing facilities. This program is backed up by the Credit Facility, of which $500.0 million was available as of June 30, 2026.
We did not use the commercial paper program during Six Months 2026 and there were no amounts relating to the commercial paper program outstanding as of June 30, 2026.
Cash Flows
We monitor cash flows at the consolidated, holding company and subsidiary levels. Cash flow forecasts at the consolidated and subsidiary levels are provided on a monthly basis, and we use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.
The table below shows our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
Net cash provided by (used in):	2026	2025
Operating activities	$694.7	$657.9
Investing activities	(506.4)	(784.5)
Financing activities	(325.9)	(223.0)
Effect of exchange rate changes on cash and cash equivalents	2.2	28.6
Net change in cash	$(135.4)	$(321.0)
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
Net cash provided by operating activities was $694.7 million for Six Months 2026 compared to net cash provided by operating activities of $657.9 million for Six Months 2025. The change in net operating cash flows was largely attributable to growth in our Homeowners and Connected Living businesses and the timing of collections of premiums and fees in our mobile business in Connected Living.
Net cash used in investing activities was $506.4 million for Six Months 2026 compared to net cash used in investing activities of $784.5 million for Six Months 2025. The change in net investing cash flows was primarily driven by higher sales of fixed maturity securities during Six Months 2026 and an increase in sales of short-term investments due to the timing of working capital needs.
Net cash used in financing activities was $325.9 million for Six Months 2026 compared to net cash used in financing activities of $223.0 million for Six Months 2025. The change in net financing cash flows was primarily due to higher share repurchases during Six Months 2026.
The table below shows our cash outflows for interest and dividends for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025
Interest paid on debt	$56.5	$53.7
Common stock dividends	91.9	83.6
Total	$148.4	$137.3
Letters of Credit
In the normal course of business, letters of credit are issued for various purposes. These letters of credit are supported by commitments under which we are required to indemnify the financial institution issuing the letter of credit if the letter of credit is drawn. We had $1.4 million and $1.7 million of letters of credit outstanding as of June 30, 2026 and December 31, 2025, respectively.
Limited Recourse Note
In 2024, we entered into a financing arrangement pursuant to which we are able to issue a $100 million limited recourse note and, in return, obtain a $100 million asset-backed note from a Delaware master trust. As of June 30, 2026, no notes have been issued under this arrangement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For our market risk disclosures, please refer to “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” in this Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on such evaluation, management, including our CEO and CFO, has concluded that as of June 30, 2026, our disclosure controls and procedures were effective and provide reasonable assurance that information we are required to disclose in our reports pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our CEO and CFO also have concluded that as of June 30, 2026, information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In millions, except number of shares and per share amounts)
Period in 2026	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 1 - April 30	127,338	$225.62	127,338	$620.9
May 1 - May 31	81,241	247.69	81,241	600.8
June 1 - June 30	101,510	258.89	101,510	574.5
Total	310,089	$242.29	310,089	$574.5
(1)Shares repurchased pursuant to the November 2025 publicly announced share repurchase authorization of up to $700.0 million aggregate cost at purchase of outstanding common stock. As of June 30, 2026, $574.5 million aggregate cost at purchase remained unused under the repurchase authorization.
Item 5. Other Information
Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements
None.

Item 6. Exhibits
The following exhibits either (a) are filed with this Report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings.

10.1
Assurant, Inc. 2017 Long Term Equity Incentive Plan, as amended and restated as of March 9, 2026 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed on May 22, 2026).*

10.2	Assurant, Inc. Amended and Restated Directors Compensation Plan, effective as of May 20, 2026.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Assurant, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Date: August 6, 2026